Form 10-Q
period 1996-06-30
COMPUWARE CORPORATION
filed 1996-08-13
CIK 859014

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                    ---------    ---------




COMMISSION FILE NUMBER 0-20900



                            COMPUWARE CORPORATION
                            ---------------------
           (Exact name of registrant as specified in its charter)


                         MICHIGAN                  38-2007430
              (State or other jurisdiction of     (IRS Employer
              incorporation or organization)   Identification No.)



        31440  NORTHWESTERN HIGHWAY
            FARMINGTON HILLS, MI                           48334-2564
       (Address of principal executive offices)            (Zip Code)


Registrant's telephone number including area code:  (810)737-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

As of August 5, 1996, there were outstanding 42,415,873 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 13 pages

PART I.  FINANCIAL INFORMATION                                     Page
         ---------------------                                     ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 1996 and March 31, 1996                            3

         Condensed Consolidated Statements of Operations
         for the three months ended June 30, 1996 and 1995           4

         Condensed Consolidated Statements of Cash Flows
         for the three months ended June 30, 1996 and 1995           5

         Notes to Condensed Consolidated Financial
         Statements                                                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations               8


PART II. OTHER INFORMATION
         -----------------

Item 6.  Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                          13
- - ----------

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                         JUNE 30,     MARCH 31,
                        ASSETS                             1996          1996
                        ------                          ---------    ----------
CURRENT ASSETS:
 Cash and cash equivalents                               $ 53,170        $ 77,771
 Investments                                               31,098          30,151
 Accounts receivable, net                                 188,777         220,918
 Deferred tax asset                                        16,537          17,566
 Refundable income taxes                                   11,856           6,965
 Prepaid expenses and other current assets                  9,706           8,396
                                                         --------        --------
        Total current assets                              311,144         361,767
                                                         --------        --------
INVESTMENTS                                                24,063          28,379
                                                         --------        --------
PROPERTY AND EQUIPMENT, LESS ACCUMULATED
 DEPRECIATION AND AMORTIZATION                             60,119          56,603
                                                         --------        --------
CAPITALIZED SOFTWARE, LESS ACCUMULATED
 AMORTIZATION                                              53,429          52,473
                                                         --------        --------
OTHER:
 Accounts receivable                                       39,296          29,272
 Excess of cost over fair value of net assets acquired,
  less accumulated amortization                            48,292          12,206
 Other assets                                              14,044          15,026
                                                         --------        --------
        Total other assets                                101,632          56,504
                                                         --------        --------
TOTAL ASSETS                                             $550,387        $555,726
                                                         ========        ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                        $ 17,697        $ 16,951
 Accrued expenses                                          52,518          61,501
 Deferred revenue                                         126,270         141,473
                                                         --------        --------
        Total current liabilities                         196,485         219,925

DEFERRED REVENUE                                           23,515          15,825
LONG TERM DEBT                                              5,782
DEFERRED INCOME TAXES                                         694             991
                                                         --------        --------
        Total liabilities                                 226,476         236,741
                                                         --------        --------
SHAREHOLDERS' EQUITY:
 Common stock                                                 424             423
 Additional paid-in capital                               186,834         185,349
 Retained earnings                                        138,451         135,194
 Foreign currency translation adjustment and other         (1,798)         (1,981)
                                                         --------        --------
        Total shareholders' equity                        323,911         318,985
                                                         --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $550,387        $555,726
                                                         ========        ========

See notes to consolidated financial statements.

                    COMPUWARE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                       JUNE 30,
                                                 --------------------
                                                   1996        1995
                                                 --------    --------
REVENUES:
 Software license fees                           $ 49,871    $ 36,631
 Maintenance fees                                  50,623      43,484
 Professional services fees                        61,844      46,059
                                                 --------    --------
        Total revenues                            162,338     126,174
                                                 --------    --------
OPERATING EXPENSES:
 Cost of software license fees                      4,852       4,023
 Cost of maintenance                                6,463       6,483
 Cost of professional services                     55,285      39,535
 Software product development                      11,664      11,258
 Sales and marketing                               53,955      45,907
 Administrative and general                         9,798       9,491
 Purchased research and development                16,670
                                                 --------    --------
        Total operating expenses                  158,687     116,697
                                                 --------    --------
INCOME FROM OPERATIONS                              3,651       9,477

OTHER INCOME                                        1,232       2,323
                                                 --------    --------
INCOME  BEFORE INCOME TAXES                         4,883      11,800

INCOME TAX PROVISION                                1,626       4,012
                                                 --------    --------
NET INCOME                                       $  3,257    $  7,788
                                                 ========    ========
Net income per common share                      $   0.07    $   0.17
                                                 ========    ========
Weighted average number of common and
 common equivalent shares outstanding (Note 2)     44,111      47,076
                                                 ========    ========

See notes to consolidated financial statements.

                    COMPUWARE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                                       JUNE 30,
                                                             ----------------------------
                                                               1996               1995
                                                             ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                  $  3,257           $  7,788
 Adjustments to reconcile net income  to cash provided by
  (used in) operations:
  Purchased research and development                           16,670
  Depreciation and amortization                                 4,716              2,223
  Amortization of capitalized software                          3,716              3,262
  Tax benefit from exercise of stock options                      244
  Other                                                          (479)               128
  Net change in assets and liabilities, net of effects from
   acquisitions:
    Accounts receivable                                        27,371             14,409
    Prepaid expenses and other current assets                    (803)             1,404
    Other assets                                                  755             (3,098)
    Accounts payable and accrued expenses                     (10,181)           (13,112)
    Deferred revenue                                           (8,081)            (3,418)
    Refundable income taxes                                    (4,891)           (10,145)
    Deferred income taxes                                         732                218
                                                             --------           --------
      Net cash provided by (used in) operating activities      33,026               (341)
                                                             --------           ---------
CASH USED IN INVESTING ACTIVITIES:
 Purchase of:
  Technalysis Corporation, net of cash acquired               (25,060)
  Direct Technology Limited, net of cash acquired             (16,036)
  Adams & Reynolds Inc., net of cash acquired                 (12,410)
  Property and equipment                                       (6,613)            (3,446)
  Capitalized software                                         (2,515)            (2,989)
 Investments:
  Proceeds from maturity                                       20,953             41,551
  Purchases                                                   (17,098)           (50,842)
 Other                                                            (90)
                                                             --------           --------
      Net cash used in investing activities                   (58,869)           (15,726)
                                                             --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of common stock                                                       (1,187)
 Net proceeds from exercise of stock options                    1,242              1,249
                                                             --------           --------
      Net cash provided by financing activities                 1,242                 62
                                                             --------           --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                     (24,601)           (16,005)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               77,771             67,227
                                                             --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 53,170           $ 51,222
                                                             ========           ========

See notes to consolidated financial statements.

                    COMPUWARE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED JUNE 30, 1996




NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 1996 included in the Company's Annual Report to Shareholders and the Company's Form 10-K filed with the Securities and Exchange Commission.


NOTE 2 - NET INCOME PER COMMON SHARE

Net income per common share is calculated based upon the weighted average number of common shares outstanding and the dilutive effect of stock options. Fully diluted earnings per common share is not materially different from primary earnings per common share and, accordingly, is not presented.

Shares used in computing net income per common share were calculated as follows (in thousands):

                                                         Three Months Ended
                                                              June 30,
                                                        --------------------
                                                          1996       1995
                                                        ---------  ---------
Weighted average common
  shares outstanding                                       42,342     45,345
Dilutive effect of stock options                            1,769      1,731
                                                        ---------  ---------
Weighted average number of common and
  common equivalent shares outstanding                     44,111     47,076
                                                        =========  =========

NOTE 3 - RESTRUCTURING AND MERGER-RELATED ACCRUAL

In fiscal 1996, the Company recognized $10,688,000 of special charges related to the reorganization of the Company's operating units and the decentralization of certain Corporate office functions. Approximately $6,100,000 of the total restructuring charge is estimated severance costs for employees made redundant as a result of the consolidation of certain corporate offices and the realignment of operating functions and responsibilities. An additional $1,015,000 was accrued for legal and outplacement services for these employees. In addition, approximately $3,573,000 was accrued for estimated future leasing costs of offices that will be closed in the United States and Europe. In fiscal 1996 and during the first quarter of fiscal 1997, $1,761,000 and $2,198,000, respectively, of the restructuring costs had been expended. Virtually all of the remaining severance and outplacement costs will be paid in fiscal 1997. The costs accrued for lease expense are expected to be paid over the related lease terms which extend through April 2002.

                    COMPUWARE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED JUNE 30, 1996
                                 (CONTINUED)




NOTE 4 - ACQUISITIONS

Adams & Reynolds Inc. - In May 1996, the Company acquired Adams & Reynolds Inc., a professional services firm, for approximately $12,200,000 in cash. The acquisition has been accounted for as a purchase, and accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $11,206,000 and is being amortized over a fifteen-year period on a straight-line basis.

Direct Technology Limited - In May 1996, the Company acquired all of the outstanding stock of Direct Technology Limited, a privately held supplier of automated software testing products and services based in London, England for approximately $23,800,000. Of the total purchase price, approximately $18,000,000 was paid in cash. The Company issued notes for the remaining $5,800,000 which are due April 30, 1999. Interest is paid semiannually at the six month LIBOR rate. The acquisition has been accounted for as a purchase, and accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition.

Of the total purchase price, $16,670,000 was allocated to in-process research and development based upon an independent valuation of the expected future cash flows, less costs to complete the development. In accordance with Statement of Financial Accounting Standards (SFAS) No. 2 "Accounting for Research and Development Costs", this amount was expensed as of the purchase date. In addition, $2,157,000 was allocated to capitalized software and $2,468,000 was allocated to goodwill. The remaining amount of the purchase price represents the net operating assets acquired in the transaction.

Technalysis Corporation - In April 1996, the Company acquired all of the outstanding stock of Technalysis Corporation, a professional services company, for approximately $31,000,000 in cash. The acquisition has been accounted for as a purchase, and accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired of approximately $22,872,000 is being amortized over a fifteen-year period on a straight-line basis.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" in October 1995. Under SFAS No. 123, companies must record or disclose expense for stock options and other stock-based employee compensation plans based on their fair value at the date of grant. The Company has decided to apply the disclosure provisions of the standard. For the year ended March 31, 1997, the Company will include in its footnote disclosures the pro forma impact on net income and earnings per share of the application of the fair value based method of accounting for stock options.

NOTE 6 - SUBSEQUENT EVENTS

In July 1996, the Company completed the acquisition of DRD Promark, Inc., a privately held supplier of automated client/server performance testing software products, for approximately $5,800,000 in cash. The acquisition will be accounted for by the purchase method of accounting.

                    COMPUWARE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the Company's consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:



                                                            Period-
                                        Percentage of      to-Period
                                        Total Revenues      Change
                                     --------------------  ---------
                                      Three Months Ended
                                           June 30,          1995
                                     --------------------     to
                                       1996       1995       1996
                                     ---------  ---------  ---------
Revenues:
 Software license fees                   30.7%      29.0%     36.1%
 Maintenance fees                        31.2       34.5      16.4
 Professional services fees              38.1       36.5      34.3
                                     --------   --------
  Total revenues                        100.0      100.0      28.7
                                     --------   --------
Operating expenses:
 Cost of software license fees            3.0        3.2      20.6
 Cost of maintenance                      4.0        5.1       (.3)
 Cost of professional services           34.1       31.4      39.8
 Software product development             7.2        8.9       3.6
 Sales and marketing                     33.2       36.4      17.5
 Administrative and general               6.0        7.5       3.2
 Purchased research and development      10.3                  *
                                     --------   --------
  Total operating expenses               97.8       92.5      36.0
                                     --------   --------
Income from operations                    2.2        7.5     (61.5)
Interest and investment income, net        .8        1.9     (47.0)
                                     --------   --------
Income before income taxes                3.0        9.4     (58.6)
                                     --------   --------
Income tax provision                      1.0        3.2     (59.5)
                                     --------   --------
Net income                                2.0%       6.2%    (58.2)%
                                     ========   ========

*  Period-to-period change expressed as a percentage is not meaningful.

                    COMPUWARE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)



The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and the percentage change in such items compared to prior periods after excluding special charges from the calculations for the first three months of fiscal 1997 and 1996:


                                        Percentage of      Period-to-Period
                                        Total Revenues          Change
                                     --------------------  ----------------
                                      Three Months Ended
                                           June 30,              1995
                                     --------------------         to
                                       1996       1995           1996
                                     ---------  ---------  ----------------
Income from operations                   12.5%       7.5%            114.4%
Interest and investment income, net        .8        1.9             (47.0)
                                     --------   --------
Income before income taxes               13.3        9.4              82.7
Income tax provision                      4.4        3.2              78.9
                                     --------   --------
  Net income                              8.9%       6.2%             84.6%
                                     ========   ========

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1995

Total revenues for the first quarter of fiscal 1997 were $162.3 million, an increase of $36.2 million, or 28.7%, as compared to $126.2 million for the first quarter of fiscal 1996. The Company experienced an increase in license fees, maintenance fees, and professional services fees during the three months ended June 30, 1996.

Software license fees increased $13.2 million, or 36.1%, to $49.9 million in the first quarter of fiscal 1997 from $36.6 million in the first quarter of fiscal 1996. Almost all of the Company's product families experienced growth in license fees, with the largest relative increase in its client/server systems management products.

Maintenance fee revenues increased $7.1 million, or 16.4%, to $50.6 million in the first quarter of fiscal 1997 from $43.5 million in the first quarter of fiscal 1996. The Company continues to experience growth in maintenance fees for all of its product families due to the growth in the number of installed copies of its products.

Revenues from professional services increased $15.8 million, or 34.3%, to $61.8 million in the first quarter of fiscal 1997 from $46.1 million in the first quarter of fiscal 1996. All of the Company's professional services offices experienced growth in revenues. The overall increase was due primarily to increased business at new and existing clients at the Company's Minneapolis, Minnesota, Farmington Hills, Michigan, and Columbus, Ohio, branches of $3.4 million, $3.0 million and $2.3 million, respectively. In addition, training and implementation services in Europe accounted for $1.2 million of the increase, while client/server services increased $1.9 million on a worldwide basis.

                    COMPUWARE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)

Cost of software license fees increased $829,000, or 20.6%, to $4.9 million in the first quarter of fiscal 1997 from $4.0 million in the first quarter of fiscal 1996. The increase was due primarily to an increase in amortization of purchased and internally developed software products. As a percentage of software license fees, these costs decreased to 9.7% in the first quarter of fiscal 1997 from 11.0% for the same period in fiscal 1996 due primarily to the year to year increase in license fees.

Cost of maintenance remained virtually constant at $6.5 million for both the first quarter of fiscal 1997 and the first quarter of fiscal 1996. As a percentage of maintenance fees, these costs decreased to 12.8% in the first quarter of fiscal 1997 from 14.9% for the first quarter of fiscal 1996.

Cost of professional services increased $15.8 million, or 39.8%, to $55.3 million in the first quarter of fiscal 1997 from $39.5 million in the first quarter of fiscal 1996. The increase in these expenses was due primarily to the growth in the professional staff of 566 to 2,661 people at the end of the first quarter of fiscal 1997 from 2,095 at the end of the same period in fiscal 1996. As a percentage of professional services fees, these costs increased to 89.4% in the first quarter of fiscal 1997 from 85.8% in the first quarter of fiscal 1996.

Software product development costs increased $406,000 or 3.6%, to $11.7 million in the first quarter of fiscal 1997 from $11.3 million in the first quarter of fiscal 1996. Before the capitalization of internally developed software products, total research and development expenditures decreased $250,000 to $14.0 million, or 2.0%, in the first quarter of fiscal 1997 from $14.3 million in the first quarter of fiscal 1996. Capitalized research and development expenditures decreased $655,000 in the first quarter of fiscal 1997. The lower capitalization was influenced primarily by fewer projects meeting the criteria for capitalization than in the comparable period last year.

Sales and marketing costs increased $8.1 million, or 17.5%, to $54.0 million in the first quarter of fiscal 1997 from $45.9 million in the first quarter of fiscal 1996. The increase in sales and marketing costs was due primarily to the expansion of the worldwide sales and marketing organizations.

Administrative and general costs increased $307,000, or 3.2%, to $9.8 million in the first quarter of fiscal 1997 from $9.5 million in the first quarter of fiscal 1996. The increase in these costs was due primarily to the increase in the corporate communications and employee development programs in order to support the Company's growth.

During the first quarter of fiscal 1997, the Company recognized $16.7 million of expense for purchased research and development costs associated with the acquisition of Direct Technology Limited in May 1996.

                    COMPUWARE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)

Income from operations for the first quarter of fiscal 1997 was $3.7 million, as compared to income from operations of $9.5 million in the first quarter of fiscal 1996. Excluding the purchased research and development expense of $16.7 million described above, in fiscal 1997, income from operations increased $10.8 million, or 114.4%, to $20.3 million in the first quarter of fiscal 1997 from $9.5 million in the first quarter of fiscal 1996. As a percentage of revenues, income from operations before special charges increased to 12.5% in the first quarter of fiscal 1997 from 7.5% in the same period of fiscal 1996.

Net interest and investment income for the first quarter of fiscal 1997 was $1.2 million as compared to $2.3 million in the first quarter of fiscal 1996. This decrease was due primarily to lower than average cash balances in the fiscal 1997 period as compared to the fiscal 1996 period.

In the first quarter of fiscal 1997, the Company had an income tax provision of $1.6 million, as compared to an income tax provision of $4.0 million in the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company held $108.3 million in cash and investments. The Company has no debt other than the $5.8 million of notes issued as part of the Direct Technology Limited acquisition. (See note 4 of Notes to Condensed Consolidated Financial Statements) The Company continues to finance its growth through funds generated from operations.

During the first quarter of fiscal 1997, the Company acquired the outstanding stock of Technalysis Corporation, Direct Technology Limited, and Adams & Reynolds Inc. for an aggregate cash outlay of approximately $61.2 million. In July 1996, the Company completed the acquisition DRD Promark, Inc. for approximately $5.8 million in cash. (See notes 4 and 6 of Notes to Condensed Consolidated Financial Statements) The Company continues to evaluate business acquisition opportunities that fit the Company's strategic plans.

In May 1995, the Company announced that its Board of Directors had authorized a stock repurchase program, pursuant to which the Company may purchase up to $100 million of outstanding Company stock. In fiscal year 1996, the Company purchased approximately 2,915,800 shares at a total cost of approximately $70.3 million. The Company does not currently intend to buy additional shares in fiscal 1997.

The Company believes that its available cash resources, together with cash flow from operations will be sufficient to meet its cash needs for the foreseeable future.

                    COMPUWARE CORPORATION AND SUBSIDIARIES

                         PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

             The following exhibit is filed herewith.


             Exhibit
             Number   Description of Document
             -------  -----------------------

             27       Financial Data Schedule


     (b) Reports on Form 8-K.

             None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COMPUWARE CORPORATION



Date:  August 12, 1996                 By: /s/ Joseph A. Nathan
       ---------------                     ---------------------

                                       Joseph A. Nathan
                                       President
                                       Chief Operating Officer




Date:  August 12, 1996                 By: /s/ Ralph A. Caponigro
       ---------------                     --------------------------

                                       Ralph A. Caponigro
                                       Senior Vice President
                                       Chief Financial Officer

                                EXHIBIT INDEX




                                                        SEQUENTIALLY
EXHIBIT                                                   NUMBERED
NUMBER                          DESCRIPTION                 PAGE
- - -------                         -----------             ------------

27              Financial Data Schedule