Form 10-Q
period 1996-09-30
COMPUWARE CORPORATION
filed 1996-11-14
CIK 859014

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                         OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                             --------     -------



COMMISSION FILE NUMBER 0-20900



                             COMPUWARE CORPORATION
             (Exact name of registrant as specified in its charter)


                         MICHIGAN                  38-2007430
              (State or other jurisdiction of     (IRS Employer
              incorporation or organization)   Identification No.)




             31440  NORTHWESTERN HIGHWAY
                 FARMINGTON HILLS, MI                  48334-2564
        (Address of principal executive offices)       (Zip Code)


Registrant's telephone number including area code:  (810)737-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

As of November 8, 1996, there were outstanding 42,666,755 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 16 pages

      PART I.   FINANCIAL INFORMATION                                 Page

      Item 1.   Financial Statements

                Condensed Consolidated Balance Sheets as of
                September 30, 1996 and March 31, 1996                    3

                Condensed Consolidated Statements of Operations
                for the three months and six months ended                4
                September 30, 1996 and 1995

                Condensed Consolidated Statements of Cash Flows
                for the six months ended September 30, 1996 and 1995     5

                Notes to Condensed Consolidated Financial
                Statements                                               6

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations            8


      PART II.  OTHER INFORMATION

      Item 4.   Submission of Matters to a Vote of Security Holders     15

      Item 6.   Exhibits and Reports on Form 8-K                        15


      SIGNATURES                                                        16



                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                SEPTEMBER 30,           MARCH 31,
                         ASSETS                                     1996                  1996
                         ------                                 -------------           ---------
CURRENT ASSETS:
 Cash and cash equivalents                                           $ 53,000           $ 77,771
 Investments                                                           28,579             30,151
 Accounts receivable, net                                             202,048            220,918
 Deferred tax asset                                                    16,493             17,566
 Refundable income taxes                                               10,671              6,965
 Prepaid expenses and other current assets                              8,959              8,396
                                                                     --------           --------
    Total current assets                                              319,750            361,767
                                                                     --------           --------
INVESTMENTS                                                            23,873             28,379
                                                                     --------           --------
PROPERTY AND EQUIPMENT, LESS ACCUMULATED
 DEPRECIATION AND AMORTIZATION                                         64,885             56,603
                                                                     --------           --------
CAPITALIZED SOFTWARE, LESS ACCUMULATED
 AMORTIZATION                                                          52,581             52,473
                                                                     --------           --------
OTHER:
 Accounts receivable                                                   44,117             29,272
 Deferred tax asset                                                     4,751
 Excess of cost over fair value of net assets acquired,
    less accumulated amortization                                      48,323             12,206
 Other assets                                                          13,921             15,026
                                                                     --------           --------
   Total other assets                                                 111,112             56,504
                                                                     --------           --------
TOTAL ASSETS                                                         $572,201           $555,726
                                                                     ========           ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                    $ 17,365           $ 16,951
 Accrued expenses                                                      56,796             61,501
 Deferred revenue                                                     119,027            141,473
                                                                     --------           --------
     Total current liabilities                                        193,188            219,925
DEFERRED REVENUE                                                       29,449             15,825
LONG TERM DEBT                                                          5,844
DEFERRED INCOME TAXES                                                                        991
                                                                     --------           --------
    Total liabilities                                                 228,481            236,741
                                                                     --------           --------
SHAREHOLDERS' EQUITY:
 Common stock                                                             426                423
 Additional paid-in capital                                           190,556            185,349
 Retained earnings                                                    154,552            135,194
 Foreign currency translation adjustment and other                     (1,814)            (1,981)
                                                                     --------           --------
     Total shareholders' equity                                       343,720            318,985
                                                                     --------           --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $572,201           $555,726
                                                                     ========           ========



See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                               ----------------------           ---------------------
                                                 1996           1995              1996         1995
                                               -------        -------           -------      -------
REVENUES:
 Software license fees                          $ 63,375    $ 46,329             $ 113,246     $ 82,960
 Maintenance fees                                 52,316      45,033               102,939       88,517
 Professional services fees                       68,575      48,592               130,419       94,651
                                                --------    --------             ---------     --------
    Total revenues                               184,266     139,954               346,604      266,128
                                                --------    --------             ---------     --------
OPERATING EXPENSES:
 Cost of software license fees                     4,748       4,722                 9,600        8,745
 Cost of maintenance                               6,662       6,665                13,125       13,148
 Cost of professional services                    60,581      41,933               115,866       81,468
 Software product development                     10,536      10,753                22,200       22,011
 Sales and marketing                              58,623      47,797               112,578       93,704
 Administrative and general                       12,350       9,289                22,148       18,780
 Purchased research and development                5,120                            21,790
                                                --------    --------             ---------     --------
    Total operating expenses                     158,620     121,159               317,307      237,856
                                                --------    --------             ---------     --------
INCOME FROM OPERATIONS                            25,646      18,795                29,297       28,272

OTHER INCOME                                       1,048       1,815                 2,280        4,138
                                                --------    --------             ---------     --------
INCOME  BEFORE INCOME TAXES                       26,694      20,610                31,577       32,410
INCOME TAX PROVISION                              10,594       6,782                12,220       10,794
                                                --------    --------             ---------     --------
NET INCOME                                      $ 16,100    $ 13,828             $  19,357     $ 21,616
                                                ========    ========             =========     ========
Net income per common share                        $0.36    $   0.31             $    0.44     $   0.47
                                                ========    ========             =========     ========
Weighted average number of common
and common equivalent shares
 outstanding (See Note 2)                         44,543      45,265                44,370       46,170
                                                ========    ========             =========     ========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                   SIX MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                             ----------------------------
                                                                                1996              1995
                                                                              --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                $ 19,357             $ 21,616
 Adjustments to reconcile net income  to cash provided by
    operations:
    Purchased research and development                                       21,790
    Depreciation and amortization                                             8,899                4,573
    Amortization of capitalized software                                      7,844                6,255
    Tax benefit from exercise of stock options                                1,365                  650
    Other                                                                      (388)               1,749
    Net change in assets and liabilities, net of effects from
      acquisitions:
        Accounts receivable                                                   9,483                4,285
        Prepaid expenses and other current assets                               (50)                 614
        Other assets                                                            564               (2,196)
        Accounts payable and accrued expenses                                (6,458)              (2,895)
        Deferred revenue                                                     (9,493)              (5,740)
        Refundable income taxes                                              (3,706)             (16,317)
        Deferred income taxes                                                (4,669)                 429
                                                                           --------             --------
             Net cash provided by operating activities                       44,538               13,023
                                                                           --------             --------
CASH USED IN INVESTING ACTIVITIES:
 Purchase of:
    Technalysis Corporation, net of cash acquired                           (25,061)
    Direct Technology Limited, net of cash acquired                         (16,201)
    Adams & Reynolds Inc., net of cash acquired                             (12,410)
    DRD Promark, net of cash acquired                                        (5,837)
    Minority interest in subsidiary                                                               (9,419)
    Property and equipment                                                  (14,347)              (7,643)
    Capitalized software                                                     (5,665)              (6,112)
Investments:
    Proceeds from maturity                                                   32,009               87,108
    Purchases                                                               (25,552)             (64,411)
Other                                                                           (90)
                                                                           --------             --------
            Net cash used in investing activities                           (73,154)                (477)
                                                                           --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of common stock                                                                      (53,413)
 Net proceeds from exercise of stock options                                  3,845                3,089
                                                                           --------             --------
              Net cash provided by (used in) financing activities             3,845              (50,324)
                                                                           --------             --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (24,771)             (37,778)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             77,771               67,227
                                                                           --------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 53,000             $ 29,449
                                                                           ========             ========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED SEPTEMBER 30, 1996




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

Shares used in computing net income per common share were calculated as follows (in thousands):



                                          Three Months Ended    Six Months Ended
                                            September 30,         September 30,
                                          ------------------    ----------------
                                            1996       1995       1996      1995
                                            ----       ----       ----      ----
Weighted average common
 shares outstanding                        42,467     43,820    42,404    44,578
Dilutive effect of stock options            2,076      1,445     1,966     1,592
                                           ------     ------    ------    ------
Weighted average number of common and
 common equivalent shares outstanding      44,543     45,265    44,370    46,170
                                           ======     ======    ======    ======

NOTE 3 - RESTRUCTURING AND MERGER-RELATED ACCRUAL

In fiscal 1996, the Company recognized $10,688,000 of special charges related to the reorganization of the Company's operating units and the decentralization of certain Corporate office functions. Approximately $6,100,000 of the total restructuring charge is estimated severance costs for employees made redundant as a result of the consolidation of certain corporate offices and the realignment of operating functions and responsibilities. An additional $1,015,000 was accrued for legal and outplacement services for these employees. In addition, approximately $3,573,000 was accrued for estimated future leasing costs of offices that will be closed in the United States and Europe. In fiscal 1996 and during the first six months of fiscal 1997, $1,761,000 and $3,937,000, respectively, of the restructuring costs had been expended. Virtually all of the remaining severance and outplacement costs will be paid in fiscal 1997. The costs accrued for lease expense are expected to be paid over the related lease terms which extend through April 2002.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED SEPTEMBER 30, 1996
                                  (CONTINUED)




NOTE 4 - ACQUISITIONS

DRD Promark, Inc. - In July 1996, the Company acquired DRD Promark, Inc., a privately held supplier of automated client/server performance testing software products for approximately $5,800,000 in cash. The acquisition has been accounted for as a purchase, and accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. Of the total purchase price, $5,120,000 was allocated to in-process research and development based upon an independent valuation of the expected future cash flows, less costs to complete the development. In accordance with Statement of Financial Accounting Standards (SFAS) No. 2 "Accounting for Research and Development Costs", this amount was expensed as of the purchase date. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $697,000 and is being amortized over a fifteen-year period on a straight-line basis.

Adams & Reynolds Inc. - In May 1996, the Company acquired Adams & Reynolds Inc., a professional services firm, for approximately $12,491,000 in cash. The acquisition has been accounted for as a purchase, and accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $11,206,000 and is being amortized over a fifteen-year period on a straight-line basis.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the Company's consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:



                                              Percentage of              Period-
                                              Total Revenues           to-Period
                                           --------------------          Change
                                            Three Months Ended        -----------
                                              September 30,               1995
                                           --------------------            to
                                            1996        1995              1996
                                           --------   ---------       -----------
Revenues:
  Software license fees                     34.4%       33.1%          36.8%
  Maintenance fees                          28.4        32.2           16.2
  Professional services fees                37.2        34.7           41.1
                                           -----       -----
     Total revenues                        100.0       100.0           31.7
                                           -----       -----
Operating expenses:
  Cost of software license fees              2.6         3.4            0.6
  Cost of maintenance                        3.6         4.8            *
  Cost of professional services             32.9        30.0           44.5
  Software product development               5.7         7.7           (2.0)
  Sales and marketing                       31.8        34.1           22.7
  Administrative and general                 6.7         6.6           33.0
  Purchased research and development         2.8                        *
                                           -----       -----
     Total operating expenses               86.1        86.6           30.9
                                           -----       -----

INCOME FROM OPERATIONS                      13.9        13.4           36.5

OTHER INCOME                                 0.6         1.3          (42.3)
                                           -----       -----
INCOME BEFORE INCOME TAXES                  14.5        14.7           29.5
                                           -----       -----
INCOME TAX PROVISION                         5.8         4.8           56.2
                                           -----       -----
NET INCOME                                   8.7%        9.9%          16.4%
                                           =====       =====


The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and the percentage change in such items compared to prior periods after excluding special charges for purchased research and development associated with the Direct Technology Limited acquisition from the calculations for the three months ended September 30, 1996 and 1995:


Income from operations                      16.7%       13.4%          63.7%
Other income                                 0.6         1.3          (42.3)
                                            ----        ----
Income before income taxes                  17.3        14.7           54.4
Income tax provision                         5.8         4.8           56.2
                                            ----        ----
Net income                                  11.5%        9.9%          53.5
                                            ====        ====

*  Period-to-period change expressed as a percentage is not meaningful.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)



The following table sets forth, for the periods indicated, certain operational data from the Company's consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:



                                               Percentage of
                                               Total Revenues          Period-
                                             ----------------        to-Period
                                             Six Months ended          Change
                                               September 30,            1995
                                             ----------------            to
                                             1996        1995           1996
                                            -----       -----           ----
REVENUES:
 Software license fees                       32.7%       31.2%           36.5%
 Maintenance fees                            29.7        33.2            16.3
 Professional services fees                  37.6        35.6            37.8
                                            -----       -----
   Total revenues                           100.0       100.0            30.2
                                            -----       -----
OPERATING EXPENSES:
 Cost of software license fees                2.8         3.3             9.8
 Cost of maintenance                          3.8         4.9            (0.2)
 Cost of professional services               33.4        30.6            42.2
 Software product development                 6.4         8.3             0.9
 Sales and marketing                         32.5        35.2            20.1
 Administrative and general                   6.4         7.1            17.9
 Purchased research and development           6.3                         *
                                            -----       -----
   Total operating expenses                  91.6        89.4            33.4
                                            -----       -----
INCOME FROM OPERATIONS                        8.4        10.6             3.6

OTHER INCOME                                  0.7         1.6           (44.9)
                                            -----       -----
INCOME  BEFORE INCOME TAXES                   9.1        12.2            (2.6)

INCOME TAX PROVISION                          3.5         4.1            13.2
                                            -----       -----
NET INCOME                                    5.6%        8.1%          (10.5)%
                                            =====       =====

The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and the percentage change in such items compared to prior periods after excluding special charges for purchased research and development associated with the Direct Technology Limited and DRD Promark, Inc. acquisitions from the calculations for the six months ended September 30, 1996 and 1995:


Income from operations                       14.7%       10.6%           80.7%
Other income                                  0.7         1.6           (44.9)
                                            -----       -----
Income before income taxes                   15.4        12.2            64.7
Income tax provision                          5.1         4.1            64.6
                                            -----       -----
Net income                                   10.3%        8.1%           64.7
                                            =====       =====

*  Period-to-period change expressed as a percentage is not meaningful.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)



THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

Total revenues for the second quarter of fiscal 1997 were $184.3 million, an increase of $44.3 million, or 31.7%, as compared to $140.0 million for the second quarter of fiscal 1996. The Company experienced significant growth in license fees, maintenance fees, and professional service fees as compared to the three months ended September 30, 1995.

Software license fees increased $17.0 million, or 36.8%, to $63.4 million in the second quarter of fiscal 1997 from $46.3 million in the second quarter of fiscal 1996. This increase was due primarily to increases in mainframe product sales.

Maintenance fee revenues increased $7.3 million, or 16.2%, to $52.3 million in the second quarter of fiscal 1997 from $45.0 million in the second quarter of fiscal 1996. The Company continues to experience growth in maintenance fees for all of its product families due to the growth in the number of installed copies of its products.

Revenues from professional services increased $20.0 million, or 41.1%, to $68.6 million in the second quarter of fiscal 1997 from $48.6 million in the second quarter of fiscal 1996. This increase was due primarily to increased business at new and existing clients of $1.1 million, $4.4 million, $3.0 million, $2.7 million, $2.4 million and $2.5 million at the Company's Madison, Wisconsin; Minneapolis, Minnesota; Columbus, Ohio; Dallas, Texas; Farmington Hills, Michigan and Cleveland, Ohio branches, respectively, and a $2.0 million increase from international operations.

The costs of software license fees in the second quarter of fiscal 1997 did not change significantly as compared to the second quarter of fiscal 1996. The increase in amortization of internally developed software products was offset by decreases in author royalty and ancillary expenses. As a percentage of software license fees, these costs decreased to 7.5% in the second quarter of fiscal 1997 from 10.2% for the same period in fiscal 1996.

Cost of maintenance in the second quarter was constant as compared to the second quarter of fiscal 1996. An increase in costs associated with increased maintenance and support staff needed to support the worldwide growth of the installed product base was offset by decreases in outside consulting and other related expenses. As a percentage of maintenance fees, these costs decreased to 12.7% in the second quarter of fiscal 1997 from 14.8% in the second quarter of fiscal 1996.

Cost of professional services increased $18.6 million, or 44.5%, to $60.6 million in the second quarter of fiscal 1997 from $41.9 million in the second quarter of fiscal 1996. The increase in these expenses was due primarily to the growth in the Services Division billable staff by 815 to 2,981 people at September 30, 1996 from 2,166 at September 30, 1995. As a percentage of professional services fees, these costs increased to 88.3% in the second quarter of fiscal 1997 from 86.3% in the second quarter of fiscal 1996.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


Software product development costs decreased $217,000, or 2.0%, to $10.5 million in the second quarter of fiscal 1997 from $10.8 million in the second quarter of fiscal 1996. The decrease in these costs was due primarily to the restructuring of software product development operations.

Sales and marketing costs increased $10.8 million, or 22.7%, to $58.6 million in the second quarter of fiscal 1997 from $47.8 million in the second quarter of fiscal 1996. The increase in sales and marketing costs was due primarily to the expansion of the worldwide sales force and higher sales commissions associated with increased product sales.

Administrative and general costs increased $3.1 million, or 33.0%, to $12.4 million in the second quarter of fiscal 1997 from $9.3 million in the second quarter of fiscal 1996. The increase in these costs was due primarily to expenses associated with corporate systems and employee development programs required to support the Company's growth.

During the second quarter of fiscal 1997, the Company recognized $5.1 million of expense for purchased research and development costs associated with the acquisition of DRD Promark, Inc. in July 1996.

Income from operations increased $6.9 million, or 36.5%, to $25.6 million in the second quarter of fiscal 1997 from $18.8 million in the second quarter of fiscal 1996. Excluding the purchased research and development expense of $5.1 million described above, income from operations during the second quarter of fiscal 1997 increased $12.0 million, or 63.7%, to $30.8 million, from $18.8 million in the second quarter fiscal 1996. As a percentage of revenues, income from operations before special charges increased to 16.7% in the second quarter of fiscal 1997 from 13.4% in the same period of fiscal 1996.

Net interest and investment income for the second quarter of fiscal 1997 was $1.0 million as compared to $1.8 million in the second quarter of fiscal 1996. This decrease in income was due to lower average cash balances resulting primarily from cash expended for acquisitions in fiscal 1997.

In the second quarter of fiscal 1997, the Company recognized an income tax provision of $10.6 million, an effective tax rate of 39.7%, as compared to an income tax provision of $6.8 million, an effective tax rate of 33.0%, in the second quarter of fiscal 1996. The purchased research and development expense of $5.1 million, incurred in the second quarter of fiscal 1997 as part of the DRD Promark, Inc. acquisition, is not deductible for income tax purposes. Without this expense, the Company's effective tax rate was 33.3% for the second quarter of fiscal 1997.

SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1995

Total revenues for the first six months of fiscal 1997 were $346.6 million, an increase of $80.5 million, or 30.2%, as compared to $266.1 million for the first six months of fiscal 1996. The Company experienced growth in license fees, maintenance fees, and professional service fees during the six months ended September 30, 1996.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


Software license fees increased $30.3 million, or 36.5%, to $113.2 million in the first six months of fiscal 1997 from $83.0 million in the first six months of fiscal 1996. The increase was due primarily to increases in mainframe product sales.

Maintenance fee revenues increased $14.4 million, or 16.3%, to $102.9 million in the first six months of fiscal 1997 from $88.5 million in the first six months of fiscal 1996. The Company continues to experience growth in maintenance fees for all of its product families due to the growth in the number of installed copies of its products.

Revenues from professional services increased $35.8 million, or 37.8%, to $130.4 million in the first six months of fiscal 1997 from $94.7 million in the first six months of fiscal 1996. This increase was due primarily to increased business at new and existing clients amounting to $7.8 million, $5.5 million, $5.4 million, $3.2 million, $5.3 million; $2.1 million at the Company's Minneapolis, Minnesota; Dallas, Texas; Farmington Hills, Michigan; Cleveland, Ohio; Columbus, Ohio and Madison, Wisconsin branches respectively, and a $3.3 million increase from international operations.

Cost of software license fees increased $855,000, or 9.8%, to $9.6 million in the first six months of fiscal 1997 from $8.7 million in the first six months of fiscal 1996. The increase was due primarily to an increase in amortization of internally developed software products. As a percentage of software license fees, these costs decreased to 8.5% in the first six months of fiscal 1997 from 10.5% for the same period in fiscal 1996.

Cost of maintenance was constant in the first six months of fiscal 1997 as compared to the first six months of fiscal 1996. An increase in cost associated with increased maintenance and support staff needed to support the worldwide growth of the installed products base was offset by decreases in outside consulting and other related expenses. As a percentage of maintenance fees, these costs decreased to 12.8% in the first six months of fiscal 1997 from 14.9% during the same period of fiscal 1996.

Cost of professional services increased $34.4 million, or 42.2%, to $115.9 million in the first six months of fiscal 1997 from $81.5 million in the first six months of fiscal 1996. The increase in these expenses was due primarily to the growth in the Services Division billable staff by 815 to 2,981 people at September 30, 1996 from 2,166 at September 30, 1995. As a percentage of professional services fees, these costs increased to 88.8% in the first six months of fiscal 1997 from 86.1% in the first six months of fiscal 1996.

Software product development costs increased $200,000, or .9%, to $22.2 million in the first six months of fiscal 1997 from $22.0 million in the first six months of fiscal 1996. The increase in these costs was due primarily to the growth of the product development staff in order to meet the demand for new and enhanced client/server products. These increases were partially offset by savings from restructuring software product development operations.

Sales and marketing costs increased $18.9 million, or 20.1%, to $112.6 million in the first six months of fiscal 1997 from $93.7 million in the first six months of fiscal 1996. The increase in sales and marketing costs was due primarily to the expansion of the worldwide sales force and higher sales commissions associated with increased product sales.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


Administrative and general costs increased $3.4 million, or 17.9%, to $22.1 million in the first six months of fiscal 1997 from $18.8 million in the first six months of fiscal 1996. The increase in these costs was due primarily to the increase in corporate support systems, finance and administration, and employee development programs in order to support the Company's growth.

During the first six months of fiscal 1997, the Company recognized $21.8 million of expense for purchased research and development costs associated with the acquisitions of Direct Technology Limited ($16.7 million) and DRD Promark, Inc. ($5.1 million).

Income from operations increased $1.0 million, or 3.6%, to $29.3 million in the first six months of fiscal 1997 from $28.3 million in the first six months of fiscal 1996. Excluding special charges for purchased research and development associated with the Direct Technology Limited and DRD Promark, Inc. acquisitions of $21.8 million, the Company's income from operations would have increased $22.8 million, or 80.7%, to $51.1 million in the first six months of fiscal 1997 from $28.3 million in the first six months of fiscal 1996. As a percentage of total revenues, income from operations exclusive of special charges increased to 14.7% in the first six months of fiscal 1997 from 10.6% in the same period of fiscal 1996.

Net interest and investment income for the first six months of fiscal 1997 was $2.3 million as compared to $4.1 million in the first six months of fiscal 1996. This decrease was due primarily to lower average cash and investment balances as a result of the cash expenditures for acquisitions in fiscal 1997.

In the first six months of fiscal 1997, the Company had an income tax provision of $12.2 million, which was an effective tax rate of 38.7%, as compared to an income tax provision of $10.8 million, which was an effective tax rate of 33.3% in the first six months of fiscal 1996. The difference between the effective tax rate and the statutory rate in the first six months of fiscal 1997 is due primarily to the nondeductibility of the purchased research and development incurred in connection with the DRD Promark, Inc. acquisition. Without this purchased research and development expense, the effective tax rate for the first six months of fiscal 1997 was 33.3%.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company held $105.5 million in cash and investments. The Company has no debt other than the $5.8 million of notes issued as part of the Direct Technology Limited acquisition. (See note 4 of Notes to Condensed Consolidated Financial Statements) The Company continues to finance its growth through funds generated from operations.

During the second quarter of fiscal 1997, the Company completed the acquisition of DRD Promark, Inc., a privately held supplier of automated client/server performance testing software products, for approximately $5.8 million in cash. (See note 4 of Notes to Condensed Consolidated Financial Statements) The Company continues to evaluate business acquisition opportunities that fit the Company's strategic plans.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION




Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on August 27, 1996 at the Company's Headquarters, 31440 Northwestern Highway, Farmington Hills, Michigan.

Election of Directors:

The following directors were elected to hold office for one year until the 1997 Annual Meeting of Shareholders and until their successors are elected and qualified:




Nominee for Director  Total Votes For  Total Votes Withheld
--------------------  ---------------  --------------------
Bernard M. Goldsmith     39,058,792                 335,927
William O. Grabe         39,058,746                 335,973
Peter Karmanos, Jr.      39,059,631                 335,088
Joseph A. Nathan         39,059,685                 335,034
W. James Prowse          39,054,292                 340,427
G. Scott Romney          39,058,603                 336,116
Thomas Thewes            39,059,991                 334,728


The total number of the Company's common shares issued and outstanding and entitled to be voted at the Annual Meeting was 42,392,726. The total number of shares voted at the Annual Meeting was 39,394,719 or 92.9% of the shares outstanding and eligible to vote.

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


                                        COMPUWARE CORPORATION



Date:  November 12, 1996               By:/s/ Joseph A. Nathan
       -----------------                  ---------------------------
                                          Joseph A. Nathan
                                          President
                                          Chief Operating Officer




Date:  November 12, 1996               By:/s/ Ralph A. Caponigro
       -----------------                  --------------------------

                                          Ralph A. Caponigro
                                          Senior Vice President
                                          Chief Financial Officer

                                 EXHIBIT INDEX

                                                   SEQUENTIALLY
EXHIBIT                                              NUMBERED
NUMBER                    DESCRIPTION                  PAGE
-------                   -----------              -------------
27                         Financial Data Schedule
