Form 10-Q
period 1996-12-31
COMPUWARE CORPORATION
filed 1997-02-14
CIK 859014

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                        OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from       to
                                             ------  ------


COMMISSION FILE NUMBER 0-20900



                             COMPUWARE CORPORATION
             (Exact name of registrant as specified in its charter)


                         MICHIGAN                  38-2007430
              (State or other jurisdiction of     (IRS Employer
              incorporation or organization)   Identification No.)




                 31440  NORTHWESTERN HIGHWAY
                       FARMINGTON HILLS, MI              48334-2564
               (Address of principal executive offices)  (Zip Code)


Registrant's telephone number including area code:  (810)737-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

As of February 10, 1997, there were outstanding 42,885,988 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 17 pages


PART I.    FINANCIAL INFORMATION                                       Page
           ---------------------                                       ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of
           December 31, 1996 and March 31, 1996                          3

           Condensed Consolidated Statements of Operations
           for the three months and nine months ended                    4
           December 31, 1996 and 1995

           Condensed Consolidated Statements of Cash Flows
           for the nine months ended December 31, 1996 and 1995          5

           Notes to Condensed Consolidated Financial
           Statements                                                    6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 9


PART II.   OTHER INFORMATION
           -----------------

Item 6.    Exhibits and Reports on Form 8-K                             16


SIGNATURES                                                              17
----------

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                       DECEMBER 31,                MARCH 31,
                         ASSETS                                            1996                      1996
                         ------                                         ---------                 ----------
CURRENT ASSETS:
 Cash and cash equivalents                                              $  74,390                  $  77,771
 Investments                                                               32,953                     30,151
 Accounts receivable, net                                                 256,412                    220,918
 Deferred tax asset                                                        15,716                     17,566
 Refundable income taxes                                                    5,385                      6,965
 Prepaid expenses and other current assets                                  8,011                      8,396
                                                                        ---------                  ---------
  Total current assets                                                    392,867                    361,767
                                                                        ---------                  ---------
INVESTMENTS                                                                21,518                     28,379
                                                                        ---------                  ---------
PROPERTY AND EQUIPMENT, LESS ACCUMULATED
 DEPRECIATION AND AMORTIZATION                                             65,627                     56,603
                                                                        ---------                  ---------
CAPITALIZED SOFTWARE, LESS ACCUMULATED
 AMORTIZATION                                                              53,302                     52,473
                                                                        ---------                  ---------
OTHER:
 Accounts receivable                                                       55,921                     29,272
 Deferred tax asset                                                         4,202
 Excess of cost over fair value of net assets acquired,
  less accumulated amortization                                            47,817                     12,206
 Other assets                                                              12,537                     15,026
                                                                        ---------                  ---------
  Total other assets                                                      120,477                     56,504
                                                                        ---------                  ---------
TOTAL ASSETS                                                            $ 653,791                  $ 555,726
                                                                        =========                  =========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                       $  16,969                  $  16,951
 Accrued expenses                                                          70,567                     61,501
 Deferred revenue                                                         148,916                    141,473
                                                                        ---------                  ---------
   Total current liabilities                                              236,452                    219,925
DEFERRED REVENUE                                                           28,217                     15,825
LONG TERM DEBT                                                              6,349
DEFERRED INCOME TAXES                                                                                    991
                                                                        ---------                  ---------
  Total liabilities                                                       271,018                    236,741
                                                                        ---------                  ---------
SHAREHOLDERS' EQUITY:
 Common stock                                                                 428                        423
 Additional paid-in capital                                               196,980                    185,349
 Retained earnings                                                        186,797                    135,194
 Foreign currency translation adjustment and other                         (1,432)                    (1,981)
                                                                        ---------                  ---------
  Total shareholders' equity                                              382,773                    318,985
                                                                        ---------                  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 653,791                  $ 555,726
                                                                        =========                  =========


See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)





                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         DECEMBER 31,                         DECEMBER 31,
                                               -----------------------------        ----------------------------
                                                  1996                1995              1996              1995
                                                  ----                ----              ----              ----
REVENUES:
 Software license fees                          $ 88,548            $ 61,159          $201,794          $144,119
 Maintenance fees                                 52,573              47,126           155,512           135,643
 Professional services fees                       72,592              53,013           203,011           147,664
                                                --------            --------          --------          --------
  Total revenues                                 213,713             161,298           560,317           427,426
                                                --------            --------          --------          --------
OPERATING EXPENSES:
 Cost of software license fees                     5,219               5,252            14,819            13,997
 Cost of maintenance                               7,609               6,992            20,734            20,140
 Cost of professional services                    64,208              45,067           180,074           126,535
 Software product development                     11,516              10,173            33,716            32,184
 Sales and marketing                              66,061              51,304           178,639           145,008
 Administrative and general                       12,080              10,265            34,228            29,045
 Purchased research and development                                   24,943            21,790            24,943
                                                --------            --------          --------          --------
  Total operating expenses                       166,693             153,996           484,000           391,852
                                                --------            --------          --------          --------
INCOME FROM OPERATIONS                            47,020               7,302            76,317            35,574
OTHER INCOME                                       1,325               1,600             3,605             5,738
                                                --------            --------          --------          --------
INCOME  BEFORE INCOME TAXES                       48,345               8,902            79,922            41,312
INCOME TAX PROVISION                              16,099              11,269            28,319            22,063
                                                --------            --------          --------          --------
NET INCOME  (LOSS)                              $ 32,246            $ (2,367)         $ 51,603          $ 19,249
                                                ========            ========          ========          ========
Net income (loss) per common share              $   0.72            $  (0.06)         $   1.16          $   0.43
                                                ========            ========          ========          ========
Weighted average number of common
  and common equivalent shares
  outstanding (See Note 2)                        44,947              42,353            44,567            45,286
                                                ========            ========          ========          ========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                  NINE MONTHS ENDED
                                                                     DECEMBER 31,
                                                             ----------------------------
                                                               1996               1995
                                                             ---------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                  $ 51,603           $ 19,249
 Adjustments to reconcile net income to cash provided by
  operations:
  Purchased research and development                           21,790             24,943
  Depreciation and amortization                                12,697              7,592
  Amortization of capitalized software                         11,892              9,547
  Deferred income taxes                                        (3,343)             2,161
  Tax benefit from exercise of stock options                    2,268              1,415
  Other                                                        (1,052)             2,457
  Net change in assets and liabilities, net of effects from
   acquisitions:
   Accounts receivable                                        (56,685)           (37,266)
   Prepaid expenses and other current assets                      898              1,819
   Other assets                                                 1,621             (2,183)
   Accounts payable and accrued expenses                        7,422              7,825
   Deferred revenue                                            19,164             15,902
   Refundable income taxes                                      1,580            (14,829)
                                                             --------           --------
    Net cash provided by operating activities                  69,855             38,632
                                                             --------           --------
CASH USED IN INVESTING ACTIVITIES:
 Purchase of:
  Technalysis Corporation, net of cash acquired               (25,061)
  Direct Technology Limited, net of cash acquired             (16,201)
  Adams & Reynolds Inc., net of cash acquired                 (12,410)
  DRD Promark, net of cash acquired                            (5,837)
  CoroNet Systems, Inc., net of cash acquired                                    (25,955)
  Property and equipment                                      (17,899)           (13,064)
  Capitalized software                                        (10,434)           (10,311)
  Minority interest in subsidiary                                                 (9,419)
 Investments:
  Proceeds from maturity                                       48,964            130,075
  Purchases                                                   (43,480)           (70,209)
 Other                                                           (246)
                                                             --------           --------
    Net cash provided by (used in) investing activities       (82,604)             1,117
                                                             --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of common stock                                                      (70,274)
 Net proceeds from exercise of stock options                    9,368              2,941
                                                             --------           --------
    Net cash provided by (used in) financing activities         9,368            (67,333)
                                                             --------           --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                      (3,381)           (27,584)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               77,771             67,227
                                                             --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 74,390           $ 39,643
                                                             ========           ========



See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED DECEMBER 31, 1996
                                  (CONTINUED)



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

Shares used in computing net income per common share were calculated as follows (in thousands):


                                                 Three Months         Nine Months
                                                    Ended               Ended
                                                  December 31,       December 31,
                                              --------------------  --------------
                                                1996       1995      1996    1995
                                              ---------  ---------  ------  ------

Weighted average common shares outstanding       42,668     42,353  42,493  43,834
Dilutive effect of stock options (1)              2,279              2,074   1,452
                                              ---------  ---------  ------  ------
Weighted average number of common and
  common equivalent shares outstanding           44,947     42,353  44,567  45,286
                                              =========  =========  ======  ======

(1) Not applicable for the three months ended December 31, 1995 because their effect was antidilutive.


NOTE 3 - RESTRUCTURING AND MERGER-RELATED ACCRUAL

In the fourth quarter of fiscal 1996, the Company recognized $10,688,000 of special charges related to the reorganization of the Company's operating units and the decentralization of certain corporate office functions. Approximately $6,100,000 of the total restructuring charge was attributable to severance costs for employees made redundant as a result of the consolidation of certain corporate offices and the realignment of operating functions and responsibilities. An additional $1,015,000 was accrued for legal and outplacement services for these employees. In addition, approximately $3,573,000 was accrued for estimated future leasing costs of offices that will be closed in the United States and Europe. In fiscal 1996 and during the first nine months of fiscal 1997, $1,761,000 and $4,713,000 respectively, of the restructuring costs had been expended. Virtually all of the remaining severance and outplacement costs will be paid in fiscal 1997. The costs accrued for future lease expenses are expected to be paid over the related lease terms which extend through April 2002.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED DECEMBER 31, 1996
                                  (CONTINUED)



NOTE 4 - ACQUISITIONS

DRD Promark, Inc. - In July 1996, the Company acquired all of the outstanding stock of DRD Promark, Inc., a privately held supplier of automated client/server performance testing software products, for approximately $5,837,000 net cash expended. The acquisition has been accounted for as a purchase, and accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. Of the total purchase price, $5,120,000 was allocated to in-process research and development based upon an independent valuation of the expected future cash flows, less costs to complete the development. In accordance with Statement of Financial Accounting Standards (SFAS) No. 2 "Accounting for Research and Development Costs", this amount was expensed as of the purchase date. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $697,000 and is being amortized over a fifteen-year period on a straight-line basis.

Adams & Reynolds Inc. - In May 1996, the Company acquired all of the outstanding stock of Adams & Reynolds Inc., a privately held professional services firm, for approximately $12,410,000 net cash expended. The acquisition has been accounted for as a purchase, and accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $11,206,000 and is being amortized over a fifteen-year period on a straight-line basis.

Direct Technology Limited - In May 1996, the Company acquired all of the outstanding stock of Direct Technology Limited, a privately held supplier of automated software testing products and services based in London, England for approximately $23,800,000. Of the total purchase price, approximately $16,201,000 was net cash expended. The Company issued notes for the remaining $5,800,000 which are due April 30, 1999. Interest is paid semiannually at the six month LIBOR rate. The acquisition has been accounted for as a purchase, and accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition.

Of the total purchase price, $16,670,000 was allocated to in-process research and development based upon an independent valuation of the expected future cash flows, less costs to complete the development. In accordance with Statement of Financial Accounting Standards (SFAS) No. 2 "Accounting for Research and Development Costs", this amount was expensed as of the purchase date. In addition, $2,157,000 was allocated to capitalized software and $2,468,000 was allocated to goodwill. The goodwill is being amortized over a fifteen year period on a straight-line basis. The remaining amount of the purchase price represents the net operating assets acquired in the transaction.

Technalysis Corporation - In April 1996, the Company acquired all of the outstanding stock of Technalysis Corporation, a professional services company, for approximately $25,061,000 net cash expended. The acquisition has been accounted for as a purchase, and accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $22,872,000, and is being amortized over a fifteen-year period on a straight-line basis.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED DECEMBER 31, 1996
                                  (CONTINUED)



NOTE 6 - SUBSEQUENT EVENTS

In January 1997, the Company's Board of Directors approved a plan for a two for one stock split, pending shareholder approval of an increase in the Company's authorized shares.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the Company's consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:



                                        Percentage of            Period-
                                        Total Revenues          to-Period
                                     --------------------         Change
                                      Three Months Ended      -------------
                                         December 31,              1995
                                     --------------------           to
                                        1996      1995             1996
                                     ---------  ---------     -------------
Revenues:
 Software license fees                   41.4%     37.9%           44.8%
 Maintenance fees                        24.6      29.2            11.6
 Professional services fees              34.0      32.9            36.9
                                        -----     -----
   Total revenues                       100.0     100.0            32.5
                                        -----     -----
Operating expenses:
 Cost of software license fees            2.4       3.3            (0.6)
 Cost of maintenance                      3.6       4.3             8.8
 Cost of professional services           30.0      27.9            42.5
 Software product development             5.4       6.3            13.2
 Sales and marketing                     30.9      31.8            28.8
 Administrative and general               5.7       6.4            17.7
 Purchased research and development                15.5              *
                                        -----     -----
   Total operating expenses              78.0      95.5             8.3
                                        -----     -----
INCOME FROM OPERATIONS                   22.0       4.5              *
OTHER INCOME                              0.6       1.0           (17.2)
                                        -----     -----
INCOME BEFORE INCOME TAXES               22.6       5.5              *
                                        -----     -----
INCOME TAX PROVISION                      7.5       7.0            42.9
                                        -----     -----
NET INCOME (LOSS)                        15.1%     (1.5)%            *
                                        =====     =====

The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and the percentage change in such items compared to prior periods after excluding special charges for purchased research and development associated with the CoroNet acquisition from the calculation for the three months ended December 31, 1995:


Income from operations                   22.0%     20.0%           45.8%
Other income                              0.6       1.0           (17.2)
                                         ----      ----
Income before income taxes               22.6      21.0            42.8
Income tax provision                      7.5       7.0            42.9
                                         ----      ----
Net income                               15.1%     14.0%           42.8
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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


The following table sets forth, for the periods indicated, certain operational data from the Company's consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:



                                         Percentage of          Period-
                                         Total Revenues        to-Period
                                      --------------------       Change
                                       Nine Months ended      ------------
                                          December 31,            1995
                                      --------------------         to
                                       1996         1995          1996
                                      ------       -------    ------------
REVENUES:
 Software license fees                 36.0%        33.7%         40.0%
 Maintenance fees                      27.8         31.7          14.7
 Professional services fees            36.2         34.6          37.5
                                      -----        -----
  Total revenues                      100.0        100.0          31.1
                                      -----        -----
OPERATING EXPENSES:
 Cost of software license fees          2.7          3.3           5.9
 Cost of maintenance                    3.7          4.7           3.0
 Cost of professional services         32.1         29.6          42.3
 Software product development           6.0          7.5           4.8
 Sales and marketing                   31.9         33.9          23.2
 Administrative and general             6.1          6.8          17.8
 Purchased research and development     3.9          5.8         (12.6)
                                      -----        -----
  Total operating expenses             86.4         91.6          23.5
                                      -----        -----
INCOME FROM OPERATIONS                 13.6          8.4         114.5
OTHER INCOME                            0.6          1.3         (37.2)
                                      -----        -----
INCOME  BEFORE INCOME TAXES            14.2          9.7          93.5
INCOME TAX PROVISION                    5.0          5.2          28.4
                                      -----        -----
NET INCOME                              9.2%         4.5%        168.1%
                                      =====        =====

The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and the percentage change in such items compared to prior periods after excluding special charges for purchased research and development associated with the Direct Technology Limited and DRD Promark, Inc. acquisitions from the calculations for the nine months ended December 31, 1996 and the CoroNet acquisition for the nine months ended December 31, 1995:


Income from operations                 17.5%        14.2%         62.1%
Other income                            0.6          1.3         (37.2)
                                       ----         ----
Income before income taxes             18.1         15.5          53.5
Income tax provision                    6.0          5.2          53.5
                                       ----         ----
Net income                             12.1%        10.3%         53.5
                                       ====         ====

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1995

Total revenues for the third quarter of fiscal 1997 were $213.7 million, an increase of $52.4 million, or 32.5%, as compared to $161.3 million for the third quarter of fiscal 1996. The Company experienced growth in license fees, maintenance fees and professional service fees in the third quarter ended December 31, 1996 as compared to the third quarter ended December 31, 1995.

Software license fees increased $27.4 million, or 44.8%, to $88.5 million in the third quarter of fiscal 1997 from $61.2 million in the third quarter of fiscal 1996. This increase was due primarily to a 50.8% increase in mainframe product sales. Client/server systems product sales also increased 22.0% in the third quarter of fiscal 1997 from the third quarter of fiscal 1996.

Maintenance fee revenues increased $5.4 million, or 11.6%, to $52.6 million in the third quarter of fiscal 1997 from $47.1 million in the third quarter of fiscal 1996. The Company continues to experience growth in maintenance fees for all of its product families due to the growth in the number of installed copies of its products.

Revenues from professional services increased $19.6 million, or 36.9%, to $72.6 million in the third quarter of fiscal 1997 from $53.0 million in the third quarter of fiscal 1996. This increase was due to additional locations in Minneapolis, Minnesota and Cleveland and Cincinnati, Ohio resulting from acquisitions. The increase was also attributable to increased business across all professional services branches with the largest increases amounting to $2.7 million, $2.3 million and $1.0 million at the Company's Farmington Hills, Michigan; Columbus, Ohio; and Dallas, Texas branches, respectively.

The costs of software license fees in the third quarter of fiscal 1997 did not change significantly as compared to the third quarter of fiscal 1996. The increase in amortization of internally developed software products was offset by decreases in author royalties and ancillary expenses. As a percentage of software license fees, these costs decreased to 5.9% in the third quarter of fiscal 1997 from 8.6% for the same period in fiscal 1996.

Cost of maintenance increased $617,000, or 8.8%, to $7.6 million in the third quarter of fiscal 1997 from $7.0 million in the third quarter of fiscal 1996. The increase in cost of maintenance was due primarily to the increase in maintenance and support staff in order to support the worldwide growth of the installed base. As a percentage of maintenance fees, these costs decreased to 14.5% in the third quarter of fiscal 1997 from 14.8% in the third quarter of fiscal 1996.

Cost of professional services increased $19.1 million, or 42.5%, to $64.2 million in the third quarter of fiscal 1997 from $45.1 million in the third quarter of fiscal 1996. The increase in these expenses was due primarily to the growth in the Services Division billable staff by 880 to 3,103 people at December 31, 1996 from 2,223 at December 31, 1995 and an increase in training costs in the professional services division. As a percentage of professional services fees, these costs increased to 88.5% in the third quarter of fiscal 1997 from 85.0% in the third quarter of fiscal 1996.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


Software product development costs increased $1.3 million, or 13.2%, to $11.5 million in the third quarter of fiscal 1997 from $10.2 million in the third quarter of fiscal 1996. The increase in these costs was due primarily to the growth of the product development staff in order to meet the demand for new and enhanced client/server products.

Sales and marketing costs increased $14.8 million, or 28.8%, to $66.1 million in the third quarter of fiscal 1997 from $51.3 million in the third quarter of fiscal 1996. The increase in sales and marketing costs was due primarily to the increase in staff and facilities costs related to the expansion of the worldwide sales force and higher sales commissions associated with increased product sales.

Administrative and general costs increased $1.8 million, or 17.7%, to $12.1 million in the third quarter of fiscal 1997 from $10.3 million in the third quarter of fiscal 1996. The increase in these costs was due primarily to the increase in the expenses associated with corporate systems and employee development programs required to support the Company's growth.

Income from operations increased $39.7 million to $47.0 million in the third quarter of fiscal 1997 from $7.3 million in the third quarter of fiscal 1996. As a percentage of revenues, income from operations increased to 22.0% in the third quarter of fiscal 1997 from 4.5% in the same period of fiscal 1996. Excluding the purchased research and development expense of $24.9 million, incurred in the third quarter of fiscal 1996 as part of the CoroNet acquisition, the Company's income from operations would have increased $14.8 million, or 45.8%, to $47.0 million in the third quarter of fiscal 1997 from $32.2 million in the third quarter of fiscal 1996. As a percentage of total revenues, income from operations, exclusive of special charges, increased to 22.0% in the third quarter of fiscal 1997 from 20.0% in the third quarter of fiscal 1996.

Net interest and investment income for the third quarter of fiscal 1997 was $1.3 million as compared to $1.6 million in the third quarter of fiscal 1996. This decrease in income was due to lower average cash balances resulting primarily from cash expended for acquisitions in fiscal 1997.

In the third quarter of fiscal 1997, the Company recognized an income tax provision of $16.1 million, as compared to an income tax provision of $11.3 million in the third quarter of fiscal 1996. The purchased research and development expense of $24.9 million, incurred in the third quarter of fiscal 1996 as part of the CoroNet acquisition, was not deductible for income tax purposes. Without this expense, the Company had an effective tax rate of 33.3% for the third quarter of fiscal 1996 and the third quarter of fiscal 1997.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1995

Total revenues for the first nine months of fiscal 1997 were $560.3 million, an increase of $132.9 million, or 31.1%, as compared to $427.4 million for the first nine months of fiscal 1996. The Company experienced growth in license fees, maintenance fees, and professional service fees during the nine months ended December 31, 1996 as compared to the nine months ended December 31, 1995.

Software license fees increased $57.7 million, or 40.0%, to $201.8 million in the first nine months of fiscal 1997 from $144.1 million in the first nine months of fiscal 1996. The increase was due primarily to increases in sales of client/server systems management products and mainframe products sales.

Maintenance fee revenues increased $19.9 million, or 14.7%, to $155.5 million in the first nine months of fiscal 1997 from $135.6 million in the first nine months of fiscal 1996. The Company continues to experience growth in maintenance fees for all of its product families due to the growth in the number of installed copies of its products.

Revenues from professional services increased $55.3 million, or 37.5%, to $203.0 million in the first nine months of fiscal 1997 from $147.7 million in the first nine months of fiscal 1996. This increase was due to additional locations in Minneapolis, Minnesota and Cleveland and Cincinnati, Ohio resulting from acquisitions. The increase was also attributable to increased business across all professional services branches with the largest increases amounting to $8.1 million, $7.7 million, $6.6 million at the Company's Farmington Hills, Michigan; Columbus, Ohio; and Dallas, Texas branches respectively.

Cost of software license fees increased $822,000, or 5.9%, to $14.8 million in the first nine months of fiscal 1997 from $14.0 million in the first nine months of fiscal 1996. The increase was due primarily to an increase in amortization of internally developed software products. As a percentage of software license fees, these costs decreased to 7.3% in the first nine months of fiscal 1997 from 9.7% for the same period in fiscal 1996.

Cost of maintenance increased $594,000, or 3.0%, to $20.7 million in the first nine months of fiscal 1997 from $20.1 million in the first nine months of fiscal 1996. The increase in the cost of maintenance was due primarily to the increase in maintenance and support staff needed to support the worldwide growth of the installed products base. As a percentage of maintenance fees, these costs decreased to 13.3% in the first nine months of fiscal 1997 from 14.8% during the same period of fiscal 1996.

Cost of professional services increased $53.5 million, or 42.3%, to $180.0 million in the first nine months of fiscal 1997 from $126.5 million in the first nine months of fiscal 1996. The increase in these expenses was due primarily to the growth in the Services Division billable staff by 880 to 3,103 people at December 31, 1996 from 2,223 at December 31, 1995 and an increase in training costs in the professional services division. As a percentage of professional services fees, these costs increased to 88.7% in the first nine months of fiscal 1997 from 85.7% in the first nine months of fiscal 1996.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


Software product development costs increased $1.5 million, or 4.8%, to $33.7 million in the first nine months of fiscal 1997 from $32.2 million in the first nine months of fiscal 1996. The increase in these costs was due primarily to the growth of the product development staff in order to meet the demand for new and enhanced client/server products.

Sales and marketing costs increased $33.6 million, or 23.2%, to $178.6 million in the first nine months of fiscal 1997 from $145.0 million in the first nine months of fiscal 1996. The increase in sales and marketing costs was due primarily to the expansion of the worldwide sales forces and higher sales commissions associated with increased product sales.

Administrative and general costs increased $5.2 million, or 17.8%, to $34.2 million in the first nine months of fiscal 1997 from $29.0 million in the first nine months of fiscal 1996. The increase in these costs was due primarily to the increase in corporate support systems and employee development programs in order to support the Company's growth.

During the first nine months of fiscal 1997, the Company recognized $21.8 million of expense for purchased research and development costs associated with the acquisitions of Direct Technology Limited ($16.7 million) and DRD Promark, Inc. ($5.1 million).

Income from operations increased $40.7 million, or 114.5%, to $76.3 million in the first nine months of fiscal 1997 from $35.6 million in the first nine months of fiscal 1996. As a percentage of revenues, income from operations increased to 13.6% in the first nine months of fiscal 1997 from 8.4% in the same period of fiscal 1996. Excluding special charges for purchased research and development associated with the Direct Technology Limited and DRD Promark, Inc. acquisitions of $21.8 million in fiscal 1997 and the CoroNet acquisition of $24.9 million in fiscal 1996, income from operations would have increased $37.6 million, or 62.1%, to $98.1 million in the first nine months of fiscal 1997 from $60.5 million in the first nine months of fiscal 1996. As a percentage of total revenues, income from operations exclusive of special charges increased to 17.5% in the first nine months of fiscal 1997 from 14.2% in the same period of fiscal 1996.

Net interest and investment income for the first nine months of fiscal 1997 was $3.6 million as compared to $5.7 million in the first nine months of fiscal 1996. This decrease was due primarily to lower average cash and investment balances as a result of the cash expenditures for acquisitions offset by cash generated from operations in fiscal 1997.

In the first nine months of fiscal 1997, the Company had an income tax provision of $28.3 million, which was an effective tax rate of 35.4%, as compared to an income tax provision of $22.1 million, which was an effective tax rate of 53.4% in the first nine months of fiscal 1996. The difference between the effective tax rate and the statutory rate in the first nine months of fiscal 1997 is due primarily to the non-deductibility of the purchased research and development incurred in connection with the DRD Promark, Inc. acquisition. Without this expense, the effective tax rate for the first nine months of fiscal 1997 was 33.3%. The difference between the effective tax rate and the statutory rate for the first nine months of fiscal 1996 was due primarily to the non-deductibility of the purchased research and development costs incurred during the third quarter of fiscal 1996 in connection with the CoroNet acquisition.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Company held $128.9 million in cash and investments. The Company has no long term debt other than the $6.3 million of notes issued as part of the Direct Technology Limited acquisition. (See note 4 of Notes to Condensed Consolidated Financial Statements). The notes are payable in Pounds Sterling and are revalued monthly using the month end exchange rate. The Company continues to finance its growth and acquisitions through funds generated from operations.

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


                                                COMPUWARE CORPORATION



            Date:        February 13, 1997          By:/s/ Joseph A. Nathan
                         -----------------             --------------------

                                                    Joseph A. Nathan
                                                    President
                                                    Chief Operating Officer




            Date:        February 13, 1997          By: /s/ Ralph A. Caponigro
                         -----------------              ----------------------

                                                    Ralph A. Caponigro
                                                    Senior Vice President
                                                    Chief Financial Officer

                                EXHIBIT INDEX







                                                             SEQUENTIALLY
EXHIBIT                                                        NUMBERED
NUMBER                    DESCRIPTION                           PAGE
-------                   -----------                      ------------
 27                       Financial Data Schedule


