Form 10-K405
period 1997-03-31
COMPUWARE CORPORATION
filed 1997-06-23
CIK 859014

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended March 31, 1997

                                     OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from        to
                                             -------   --------

                       COMMISSION FILE NUMBER:  0-20900

                             COMPUWARE CORPORATION
             (Exact name of registrant as specified in its charter)


                       MICHIGAN                         38-2007430
               (State or other jurisdiction of         (I.R.S. Employer
               incorporation or organization)        Identification No.)


              31440 NORTHWESTERN HIGHWAY, FARMINGTON HILLS, MI 48334-2564 (Address of principal executive offices including zip code)

Registrant's telephone number, including area code:  (248) 737-7300

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $.01 PER SHARE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

There were 86,333,497 shares of $.01 par value common stock outstanding as of June 3, 1997. The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the common stock on June 3, 1997 as reported on the Nasdaq Stock Market, was approximately $3,499,100,446.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.

                The Exhibit Index is located on pages 41 and 42.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                                   FORM 10-K
                               TABLE OF CONTENTS



Item
Number                                                                                    Page
------                                                                                    ----

PART I

1.    Business                                                                              3

2.    Properties                                                                           10

3.    Legal Proceedings                                                                    10

4.    Submission of Matters to a Vote of Security Holders                                  10


PART II

5.    Market for the Registrant's Common Equity and Related Stockholder
      Matters                                                                              11

6.    Selected Consolidated Financial Data                                                 12

7.    Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                                13

8.    Consolidated Financial Statements and Supplementary Data                             20

9.    Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure                                                                 37

PART III

10.  Directors and Executive Officers of the Registrant                                    38

11.  Executive Compensation                                                                39

12.  Security Ownership of Certain Beneficial Owners and Management                        39

13.  Certain Relationships and Related Transactions                                        39


PART IV

14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K                        40

                                    PART I

ITEM 1. BUSINESS

Compuware provides software products and professional services designed to increase the productivity of the information systems departments of its target market, the 15,000 largest enterprises worldwide. The Company has historically focused on the testing & implementation environment in the mainframe market, where it has extensive experience and has established long-term customer relationships. The Company also operates in the client/server market, with products and professional services in the application development, testing & implementation and systems management environments.

The Company was incorporated in Michigan in 1973. The Company's executive offices are located at 31440 Northwestern Highway, Farmington Hills, Michigan 48334-2564, and its telephone number is (248) 737-7300.

THE COMPANY'S STRATEGY

The focus of the Company is to provide products and professional services to improve the productivity of both mainframe and client server programmers and analysts in its target market, the 15,000 largest enterprises worldwide deploying data processing technology. These companies invest substantial resources to build and maintain large, complex mission-critical applications. As a result, this target market can benefit most from the Company's product and professional services offerings.

The Company has developed software products and professional services for the client/server and mainframe markets. The Company believes that each market includes three environments: 1) the application development environment in which application software is initially constructed; 2) the testing & implementation environment in which application software is executed, debugged, tested and maintained in a series of repetitive, ongoing cycles for the life of the application; and 3) the systems management environment in which operating systems, databases and telecommunications networks are managed.

The Company has chosen not to compete in the application development and systems management environments of the mainframe market because these are mature markets served by several other large companies.

PRODUCTS DIVISION

MAINFRAME MARKET

The Company believes that the market for mainframe products is well-defined, mature and is influenced by large, well-established companies. The prevalence of IBM and IBM-compatible mainframes over the past thirty years has resulted in a set of well-established standards in today's mainframe market.

Compuware intends to remain focused on developing, marketing and supporting high-quality testing & implementation programmer productivity software and to work closely with its customers to meet their evolving needs.

CLIENT/SERVER MARKET

In contrast to the mainframe market, the client/server market is fragmented and characterized by multiple hardware, software and network configurations, as well as evolving standards and practices. As a result, it is a burdensome task for large organizations to develop, deploy and maintain software applications that address the wide-ranging needs of individual users, departments and the enterprise as a whole. The Company believes its client/server products address these challenges and that it is well positioned to successfully market client/server application development, systems management and testing & implementation software to its target market.

In the last two years, the Company has developed products and made acquisitions in the application development, testing & implementation and systems management environments of the client/server market. The Company believes it has made substantial progress in penetrating the market in the application development and systems management environments because of the quality and visibility of its UNIFACE and EcoSystems products.

MAINFRAME TESTING & IMPLEMENTATION TOOLS

The Company currently offers testing & implementation software products that focus on improving the productivity of programmers and analysts in application testing, test data preparation, error analysis and maintenance of systems running on IBM and IBM-compatible mainframes.

The Company's testing & implementation products are functionally rich, focused on user needs and require minimal user training. Compuware strives to ensure a common "look and feel" across its products and emphasizes ease of use in all aspects of product design and functionality. Most products can be used immediately without modification of customer development practices and standards, can be quickly integrated into day-to-day testing, debugging, and maintenance activities and provide demonstrable benefits soon after installation.

Compuware's mainframe testing & implementation products are grouped into the following four product families:

File and Data Management. Compuware's file and data management products include the File-AID and XPERT series products. These products provide a consistent, familiar and secure method for IS professionals to access data across all strategic environments in order to automate the creation of test data, quickly resolve production data problems and manage changes to data and databases.

Fault Diagnosis. Compuware's Abend-AID products assist programmers in more quickly and accurately analyzing and diagnosing software errors generally occurring during testing & implementation. These errors, which result in the abnormal end of the application execution, must be corrected before the program at fault is restarted.

Interactive Analysis and Debugging. Compuware's XPEDITER interactive debugging products enable programmers to identify and resolve errors in complex software efficiently and accurately. Compuware's PATHVU interactive analysis products enable programmers to assess the quality of program code, document program logic and trace the flow of the program's logical execution.

Automated Testing. Compuware's PLAYBACK automated testing products simulate the on-line systems environment, allowing programmers to test on-line applications under production conditions without requiring actual users at terminals. These products capture actual production transactions, allow test data to be created by modification of these transactions, and then execute application programs using these test data in a simulated on-line environment.

CLIENT/SERVER TESTING & IMPLEMENTATION TOOLS

The Company's client/server testing & implementation toolset is rapidly evolving to improve the productivity of programmers and analysts who work in the various client/server computing platforms. Similar to their mainframe counterparts, these products can be used immediately without modification of customer development practices and standards, can be quickly integrated into day-to-day testing, debugging and maintenance activities and provide demonstrable benefits soon after installation.

Compuware's client/server testing & implementation products are grouped into the following four product lines:

File and Data Management. The Company has extended its File-AID and XPERT series of products in order to provide file and data management solutions for client/server environments.

Fault Diagnosis. Compuware's Fault-XPERT product assists programmers in analyzing and diagnosing errors that occur in programs running in client/server environments. These errors, which result in abnormal end of application execution, must be corrected before the program at fault is restarted.

Interactive Analysis and Debugging. Compuware's most recent client/server testing & implementation tool is XPEDITER/SQL, which provides interactive analysis and resolution of SQL program errors.

Automated Testing. In May 1996, the Company acquired Direct Technology Limited, a privately held supplier of automated testing products and services located in the United Kingdom. During fiscal 1997, the Company also acquired DRD Promark Inc., another supplier of automated testing tools. Compuware's new line of QA/Center products addresses the growing demand for automated testing solutions for client/server environments.

CLIENT/SERVER SYSTEMS MANAGEMENT TOOLS

To maximize system availability and productivity in third party software environments such as UNIX, Windows NT, ORACLE, Informix and Sybase, Compuware's EcoSystems products help diagnose and correct problems as they occur, optimize system performance and manage various hardware and software configurations. The Company's client/server systems management products provide access to and control over entire systems of computers, networks and applications, including distributed databases and other client/server applications. These products provide powerful systems management and database management functions that have historically only been available on mainframe computers. These environments are often very complex systems comprised of heterogeneous networks, hardware and software.

CLIENT/SERVER APPLICATION DEVELOPMENT TOOLS

The Company's client/server application development toolset, UNIFACE, is designed to assist software developers in the creation, deployment and maintenance of complex client/server applications. UNIFACE enables software developers to create applications that are not tied to any specific hardware platform, operating system, database management system, or graphical user interface. Application objects are captured in a central repository, which permits their re-use in the development of technology independent applications and allows for easier management and maintenance of applications. In addition, UNIFACE insulates applications development and deployment from the individual technical components which comprise a computing environment. This reduces development and maintenance costs, permits applications to be developed once using existing technology, and then permits the application to be deployed into different computing technology without significant redevelopment.

UNIFACE runs on Microsoft Windows, Windows 95, Windows/NT, DOS, VMS, MPE/IX, OS/2, Macintosh System 7 and a variety of UNIX platforms. In addition, applications built with UNIFACE have access to relational and non-relational data sources, including Oracle, Sybase, Informix, Ingres, DB2/6000 and RdB.

PROFESSIONAL SERVICES DIVISION

The Company believes that the demand for professional services is driven by the need to control costs, the greater level of resources necessary to support complex and rapidly changing hardware, software and communication technologies, the need for a larger technical staff for ongoing maintenance, and more recently, the increased growth of the client/server market.

The rapid growth of the client/server market has created strong demand for professional services and consulting to assist customers in building new client/server environments. Generally, these customers do not have a sufficient staff of programmers with the expertise to implement client/server systems and applications. The Company believes it has a competitive advantage in the client/server market by providing products as well as professional services. For an organization implementing a client/server system, Compuware offers software tools and professional services to deliver complete client/server solutions. Compuware has trained a significant segment of its professional services staff in UNIFACE, EcoTools and other major client server technologies so that it can assign such personnel to fulfill client/server-oriented consulting and implementation requirements.

The need to modify applications systems for the Year 2000 has created strong, temporary demand for professional services and consulting to assist customers in sizing, analyzing, converting and testing their applications programs for Year 2000 compliance. The Company believes it has a competitive advantage by combining its products and services offerings in order to provide clients with comprehensive, efficient Year 2000 solutions. Its PRODUCTION 2000 and JumpStart/2000 offerings demonstrate the Company's unique capability to respond
to its customers' evolving, and sometimes transient, needs.   The Company
believes that its long term success, however, will depend upon its ability to respond effectively to changes in customer needs beyond the Year 2000.

In April 1996, the Company acquired all of the outstanding stock of Technalysis Corporation ("Technalysis"), a professional services company headquartered in Minneapolis. Technalysis specializes in the design, development and implementation of data processing applications, products and information systems on mainframe, mid-range and micro computers. Also during fiscal 1997, the Company acquired Adams & Reynolds, Inc., MC Squared Incorporated and Virtual Innovation, Inc. and in April 1997, the Company acquired Vine Systems Co. Limited, all of which are professional services organizations specializing in implementing a full range of client/server technology.

Compuware offers a broad range of professional services, including business systems analysis, design and programming, software conversion, systems planning and systems consulting. Compuware's business approach to professional services delivery emphasizes the hiring of experienced staff, extensive ongoing training, high staff utilization and immediate, productive deployment of new personnel at client accounts.

The objective of the Company's professional services is to create long-term relationships with clients in which its professional staff join with the client's information systems organization to plan, design, program, implement and maintain technology-based solutions that achieve client business goals. Typically, the professional services staff is integrated with the client's development team on a specific application or project. Professional services staff work primarily at client sites or at Compuware's Development Centers in Farmington Hills, Michigan; Milwaukee, Wisconsin; Columbus, Ohio; Phoenix, Arizona and Bethesda, Maryland.

CUSTOMERS

Compuware's products and professional services are used by the information systems departments of a wide variety of large commercial and government organizations. As of March 31, 1997, approximately 200,000 copies of Compuware's products had been licensed by over 11,800 customers.

None of Compuware's customers accounted for 10% or more of Compuware's total revenues during any of the last three fiscal years. In fiscal 1997, fiscal 1996 and fiscal 1995, revenues from professional services provided to Ford Motor Company, the largest user of the Company's professional services, represented 9.4%, 9.0% and 11.4%, respectively, of professional services revenues (3.3%, 3.0% and 3.3%, respectively, of total revenues.)

SALES AND MARKETING

Compuware markets its testing & implementation tools, client/server systems management tools and client/server application development tools primarily through a direct sales force in the United States, Canada, Europe, Japan, Asia/Pacific, Brazil, and South Africa as well as through independent distributors in over 30 other countries. Compuware's combined products sales and marketing staff as of March 31, 1997 numbered 613 in the United States (including headquarters support for international sales), 25 in Canada, 525 in Europe, 15 in Japan, 75 in Asia /Pacific, 21 in Brazil and 19 in South Africa, for a total of 1,293 worldwide.

Compuware markets its professional services primarily through account managers located in offices throughout North America, Europe and Asia/Pacific. Senior professional services executives support branch marketing efforts by identifying new business opportunities and making joint sales calls. This marketing structure enables the Company to keep abreast of, and respond quickly to, the changing needs of its clients and to call on the actual users of Compuware's professional services on a regular basis. UNIFACE professional services are generally provided in conjunction with product sales.

PRODUCT DEVELOPMENT AND MANUFACTURING

Compuware has been successful in developing acquired products and technologies into marketable software for its distribution channels. Compuware believes that its future growth lies in part in continuing to identify promising technologies from all potential sources, including independent software developers, customers, small startup companies and internal research and development.

Compuware's product development staff consisted of 462 employees as of March 31, 1997. Product development is performed primarily at Compuware's headquarters in Farmington Hills, Michigan, and at its offices in Campbell, California and in Amsterdam, The Netherlands.

Total research and development costs incurred internally by Compuware were $54.3 million, $55.7 million and $45.7 million during fiscal 1997, 1996 and 1995, respectively. Of these amounts, $9.8 million, $12.9 million and $13.9 million were capitalized during the same periods, respectively. Capitalization of internally developed software products begins when technological feasibility of the product is established. Software product development expense in the statement of operations includes all expenditures for research and development net of amounts capitalized.

Compuware's software products are distributed as object code on standard magnetic cartridges and diskettes, together with printed documentation. Compuware purchases cartridges, diskettes and documentation printing from outside vendors. The product duplication, packing and distribution to Compuware's customers is performed at the Company's corporate headquarters in Farmington Hills, Michigan.

PRODUCT MAINTENANCE AND CUSTOMER SUPPORT

Compuware believes that effective support of its customers and products during both the trial period and for the license term is a substantial factor in product acceptance and subsequent new product sales. Compuware believes its installed base is a significant asset and intends to continue to provide high levels of customer support and periodic product upgrades to assure a continuing high level of customer satisfaction. In fiscal year 1997, approximately 97% of Compuware's existing customers renewed at least one of their maintenance arrangements. Compuware had 256 employees as of March 31, 1997 devoted to its maintenance and customer support services.

All customers who subscribe to Compuware's maintenance and support services are entitled to receive technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released by Compuware during the maintenance period. Maintenance and support services are provided primarily by telephone access to technical personnel located in Farmington Hills, Michigan; Campbell, California; and in the offices of Compuware's foreign subsidiaries and distributors.

Licensees have the option of renewing their maintenance agreements each year for an annual fee of approximately 15% of the then current list price of the licensed product. They also have the option of purchasing maintenance for up to five years on a prepaid basis. For fiscal years 1997, 1996 and 1995, maintenance fees represented approximately 25.8%, 30.0% and 28.8%, respectively, of Compuware's total revenues.

COMPETITION

The markets for Compuware's software products are highly competitive and characterized by continual change and improvement in technology. Compuware's competitors include BMC Software, Computer Associates, Centura, Forte, Informix, Oracle, PLATINUM Technology, Sybase and VIASOFT. None of the competitors competes in all of Compuware's product lines. Although Compuware believes its products are generally complementary to those marketed by IBM, IBM does offer some products that are directly competitive and there can be no assurance that IBM will not choose to offer significant competing products in the future. The principal competitive factors affecting the market for the Company's software products include: responsiveness to customer needs, functionality, performance, reliability, ease of use, quality of customer support, vendor reputation and price. The Company believes, based on its current market position, that it has competed effectively in the software products marketplace. Nevertheless, a variety of external and internal events and circumstances could adversely affect the Company's competitive capacity. The Company's ability to remain competitive will depend, to a great extent, upon its performance in product development and customer support. To be successful in the future, the Company must respond promptly and effectively to the challenges of technological change and its competitors' innovations by continually enhancing its own product offerings.

The market for data processing professional services is highly competitive, fragmented and characterized by low barriers to entry. Compuware's principal competitors in professional services include Andersen Consulting, Electronic Data Systems Corporation, IBM's Integrated Systems Solutions Corp. and numerous small regional and local firms in the markets in which Compuware has professional services offices. Several of these competitors have substantially greater financial, marketing, recruiting and training resources than Compuware. The principal competitive factors affecting the market for Compuware's professional services include responsiveness to customer needs, breadth and depth of technical skills offered, availability and productivity of personnel, ability to demonstrate achievement of results and price.

PROPRIETARY RIGHTS

Compuware regards its products as proprietary trade secrets and confidential information. Compuware relies largely upon a combination of trade secret, copyright and trademark laws together with its license agreements with customers and its internal security systems, confidentiality procedures and employee agreements to maintain the trade secrecy of its products. Compuware typically provides its products to users under nonexclusive, nontransferable licenses. Under the general terms and conditions of Compuware's standard product license agreement, the licensed software may be used solely for the licensee's own internal operations on designated computers at specific sites. Under certain circumstances, Compuware makes source code for its products available to its customers under an escrow arrangement which restricts access to and use of the source code. Although Compuware takes steps to protect its trade secrets, there can be no assurance that misappropriation will not occur. In addition, the laws of some foreign countries do not protect Compuware's proprietary rights to the same extent as the laws of the United States.

Compuware seeks to protect its software, documentation and other written materials under copyright law, which affords only limited protection. It also asserts trademark rights in its product names. Compuware has two patent applications pending for certain product technology and has plans to seek additional patents in the future. However, because the industry is characterized by rapid technological change, Compuware believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of its technology.

There can be no assurance that third parties will not assert infringement claims against Compuware in the future with respect to current and future products or that any such assertion may not require Compuware to enter into royalty arrangements or result in costly litigation.

EMPLOYEES

As of March 31, 1997, Compuware employed 6,609 people worldwide, with 1,293 in products sales, sales support and marketing; 462 in research and development; 256 in product maintenance and customer support; 3,947 in professional services marketing and delivery; and 651 in other general and administrative functions. None of Compuware's domestic employees is represented by a labor union. Compuware has experienced no work stoppages and believes that its relations with its employees are good. Compuware's success will depend in part on its continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software developers, professional services staff and sales and marketing personnel.

ITEM 2. PROPERTIES

The Company's executive offices, principal research and development facilities, and principal marketing, customer service and support and production facilities are located in approximately 225,000 square feet of space that the Company owns in an executive office park in Farmington Hills, Michigan. The Company also leases approximately 60,000 square feet in the same office park. In May 1997, the Company purchased a building for approximately $2.6 million that will provide an additional 40,000 square feet of office space in the nearby West Bloomfield community.

The Company leases products sales and support offices in twenty three locations in the United States, Asia Pacific, Brazil, South Africa, Canada and twelve western European countries. Remote product research and development facilities are located in Campbell, California and Amsterdam, The Netherlands. The Company has professional services branch offices in Baltimore and Bethesda, Maryland; Colorado Springs and Denver, Colorado; Columbus, Cleveland and Cincinnati, Ohio; Farmington Hills and Lansing, Michigan; Milwaukee, Appleton, Janesville and Madison, Wisconsin; Minneapolis, Minnesota; Dallas, Texas; Itasca, Illinois; Phoenix, Arizona and Cedar Rapids, Iowa.

ITEM 3. LEGAL PROCEEDINGS

The Company currently is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders was held on April 3, 1997 at the Company's Headquarters, 31440 Northwestern Highway, Farmington Hills, Michigan to vote on amending the Company's Restated Articles of Incorporation. This amendment increased the number of authorized shares of the Company's Common Stock, $0.01 par value, from 80,000,000 shares to 200,000,000 shares, to permit a two-for-one stock split which was previously approved by the Board of Directors. The results of the vote, on a post-split basis, are as follows:


                                             Number of Shares
                                           --------------------
                For                            79,664,230
                Against                         3,012,238
                Abstain                           110,516
                Delivered Not Voted               996,262

The total number of the Company's common shares issued and outstanding and entitled to be voted at the Special Meeting, on a post-split basis, was 85,818,740. The total number of shares voted at the Special Meeting, on a post-split basis, was 83,783,246 or 97.6% of the shares outstanding and eligible to vote.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol CPWR. As of June 3, 1997, there were approximately 363 shareholders of record of Compuware Common Stock. The Company has not paid any cash dividends on its Common Stock since fiscal 1986, and it anticipates that for the foreseeable future, it will continue to retain its earnings for use in its business. On April 14, 1997, the Company effected a two-for-one stock split by means of a 100% stock dividend payable to holders of record as of April 4, 1997. The following table sets forth the range of high and low trading sale prices, on a post-split basis, for the Company's Common Stock for the periods indicated, all as reported by Nasdaq.


        FISCAL YEAR ENDED MARCH 31, 1997                HIGH       LOW
         First quarter                                 $28.38    $11.38
         Second quarter                                 23.00     16.13
         Third quarter                                  31.13     22.25
         Fourth quarter                                 34.63     24.13

        FISCAL YEAR ENDED MARCH 31, 1996                HIGH       LOW
         First quarter                                 $18.50    $10.94
         Second quarter                                 15.88     10.75
         Third quarter                                  12.00      8.75
         Fourth quarter                                 13.63      7.75

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA





                                                                           Year Ended March 31,
                                                ---------------------------------------------------------------------------------
                                                   1997              1996              1995              1994            1993
                                                ----------        ----------        -----------       ---------       -----------
                                                              (In thousands, except earnings per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
 Software license fees                           $318,907          $226,690          $223,589          $163,563        $117,365
 Maintenance fees                                 209,521           184,039           153,828           116,399          90,306
 Professional services fees                       284,468           203,630           156,460           114,395          96,950
                                                 --------          --------          --------          --------        --------
   Total revenues                                 812,896           614,359           533,877           394,357         304,621
                                                 --------          --------          --------          --------        --------
Operating expenses:
 Cost of software license fees                     20,881            20,146            14,894            10,612          11,357
 Cost of maintenance                               27,278            26,867            24,111            19,138          14,463
 Cost of professional services                    250,405           174,215           133,823            99,129          83,429
 Software product development                      44,494            42,792            31,825            25,596          23,385
 Sales and marketing                              256,139           204,403           174,829           120,338          86,434
 Administrative and general                        48,233            38,537            33,951            28,431          25,302
 Purchased research and development                21,790(1)         24,943(2)         11,990(3)                          6,480(4)
 Restructuring and merger-related costs                              10,688(5)         10,547(6)
                                                 --------          --------          --------          --------        --------
   Total operating expenses                       669,220           542,591           435,970           303,244         250,850
                                                 --------          --------          --------          --------        --------
Income from operations                            143,676            71,768            97,907            91,113          53,771
Interest and investment income, net                 5,710             7,015             5,805             2,797             220
                                                 --------          --------          --------          --------        --------
Income  before merger costs-escrow  claims        149,386            78,783           103,712            93,910          53,991
Merger costs-escrow claims                                                              8,531(6)
                                                 --------          --------          --------          --------        --------
Income before income taxes                        149,386            78,783            95,181            93,910          53,991
Income tax provision                               51,950            34,541            33,084            31,623          16,504
                                                 --------          --------          --------          --------        --------
Net income                                         97,436            44,242            62,097            62,287          37,487
Dividends (7)                                                                                                               314
                                                 --------          --------          --------          --------        --------
Earnings attributable to common shareholders     $ 97,436          $ 44,242          $ 62,097          $ 62,287        $ 37,173
                                                 ========          ========          ========          ========        ========
Net income  per common share, on a
 post-split basis (8)                            $   1.08          $   0.49          $   0.65          $   0.67        $   0.45
Shares used in computing net income
per common share, on a post-split basis  (8)       89,935            89,737            95,369            92,812          83,330

BALANCE SHEET DATA (AT PERIOD END):
Working capital                                  $179,508          $141,842          $195,941          $149,542        $125,337
Total assets                                      755,407           555,726           524,095           401,875         292,054
Long-term debt, less current maturities             6,068                 -                 -                 -               -
Total shareholders' equity                        445,636           318,985           336,201           253,925         182,195


(1) Reflects purchased research and development incurred in connection with the Direct Technology and DRD Promark acquisitions. See Note 2 of Notes to Consolidated Financial Statements.
(2) Reflects purchased research and development incurred in connection with the CoroNet Systems, Inc. acquisition. See Note 2 of Notes to Consolidated Financial Statements.
(3) Reflects purchased research and development incurred in connection with the purchase of Simon and Oliver interactive analysis and debugging products for CICS and batch environments from Advanced Programming Techniques, Ltd. See Note 2 of Notes to Consolidated Financial Statements.
(4) Reflects purchased research and development, $5.6 million of which was incurred in connection with the purchase of Eyewitness from Landmark Systems Corporation in January 1993.
(5) Reflects restructuring costs incurred with the reorganization of the Company's operating units and corporate functions. See Note 3 of Notes to Consolidated Financial Statements.
(6) Incurred in connection with the acquisition, restructuring and integration of Uniface. See Note 3 of Notes to Consolidated Financial Statements.
(7)  No cash dividends were paid on Common Stock for any period presented.
(8)  See Note 1 of Notes to the Consolidated Financial Statements and
     Exhibit 11.1 for the basis of computing earnings per share. On April 14, 1997, the Company effected a two-for-one stock split by means of a 100% stock dividend payable to holders of record April 4, 1997. All per share amounts and weighted average shares outstanding have been restated to reflect the stock split. See Note 13 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain operational data from the Company's consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:



                                                    Percentage of                    Period-
                                                    Total Revenues                  to-Period
                                                -----------------------              Change
                                                   Fiscal Year Ended          --------------------
                                                       March 31,                1996        1995
                                                -----------------------          to          to
                                                 1997     1996    1995          1997        1996
                                                ------   ------  ------       --------    --------
Revenues:
  Software license fees                          39.2%    36.9%   41.9%         40.7%        1.4%
  Maintenance fees                               25.8     30.0    28.8          13.8        19.6
  Professional services fees                     35.0     33.1    29.3          39.7        30.1
                                               ------   ------  ------
     Total revenues                             100.0    100.0   100.0          32.3        15.1

Operating expenses:
  Cost of software license fees                   2.6      3.3     2.8           3.6        35.3
  Cost of maintenance                             3.4      4.4     4.5           1.5        11.4
  Cost of professional services                  30.8     28.3    25.1          43.7        30.2
  Software product development                    5.4      7.0     6.0           4.0        34.5
  Sales and marketing                            31.5     33.3    32.7          25.3        16.9
  Administrative and general                      5.9      6.3     6.4          25.2        13.5
  Purchased research and development              2.7      4.0     2.2         (12.6)      108.0
  Restructuring and merger-related costs                   1.7     2.0        (100.0)        1.3
                                               ------   ------  ------
        Total operating expenses                 82.3     88.3    81.7          23.3        24.5
                                               ------   ------  ------

Income from operations                           17.7     11.7    18.3         100.2       (26.7)

Interest and investment income, net               0.7      1.1     1.1         (18.6)       20.8
                                               ------   ------  ------

Income before merger costs-escrow claims         18.4     12.8    19.4          89.6       (24.0)

Merger costs-escrow claims                                         1.6           -        (100.0)
                                               ------   ------  ------

Income before income taxes                       18.4     12.8    17.8          89.6       (17.2)

Income tax provision                              6.4      5.6     6.2          50.4         4.4
                                               ------   ------  ------
Net income                                       12.0%     7.2%   11.6%        120.2%      (28.8)%
                                               ======   ======  ======

----------------

The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and the percentage change in such items compared to prior periods after excluding fiscal 1996 and 1995 special charges from the calculations:


                                                     Percentage of                 Period-
                                                    Total Revenues                to-Period
                                               -------------------------            Change
                                                   Fiscal Year Ended          -------------------
                                                       March 31,                1996       1995
                                               -------------------------         to         to
                                                1997     1996      1995         1997       1996
                                               ------   ------    ------      --------   --------
        Income from operations                  20.4%     17.5%    22.6%        54.1%      (10.8)%
        Interest and investment income, net      0.7       1.1      1.1        (18.6)       20.8
                                               -----     -----    -----
        Income before income taxes              21.1      18.6     23.7         49.6        (9.4)
        Income tax provision                     7.1       6.2      7.8         50.9        (8.0)
                                               -----     -----    -----
          Net income                            14.0%     12.4%    15.9%        49.0%      (10.0)%
                                               =====     =====    =====

-----------------------

FISCAL 1997 COMPARED TO FISCAL 1996

Total revenues for fiscal 1997 were $812.9 million, an increase of $198.5 million, or 32.3%, as compared to $614.4 million for fiscal 1996. The Company experienced growth in all revenue categories during fiscal 1997.

Software license fees increased $92.2 million, or 40.7%, to $318.9 million in fiscal 1997 from $226.7 million in fiscal 1996. Almost all of the Company's product families experienced growth in license sales. These increases were accomplished in all four quarters, and were due primarily to increased demand for the Company's mainframe products, and to a lesser extent, the expansion of the testing & implementation and systems management sales forces.

Maintenance fee revenues increased $25.5 million, or 13.8%, to $209.5 million in fiscal 1997 from $184.0 million in fiscal 1996. The Company continues to experience growth in maintenance fees for all of its product families due to the growth in the number of installed copies of its products and its relatively high rate of maintenance contract renewals.

Revenues from professional services increased $80.8 million, or 39.7%, to $284.5 million in fiscal 1997 from $203.6 million in fiscal 1996. This increase was due primarily to increased business at new and existing clients equal to $17.1 million, $13.5 million and $10.1 million at Compuware's Minneapolis, Minnesota, Farmington Hills, Michigan and Columbus, Ohio branches, respectively. In addition, the acquisition of Adams & Reynolds, Inc. in early fiscal 1997, contributed approximately $8.8 million in growth in services revenue. Revenues from professional services related to client/server systems increased $16.8 million in fiscal 1997 over fiscal 1996.

Revenues from North American operations increased $153.5 million, or 37.8% to $559 million in fiscal 1997 from $405.6 million in fiscal 1996. International revenues increased $45.1 million, or 21.6%, to $253.8 million in fiscal 1997 from $208.8 million in fiscal 1996.

During fiscal 1997, the overall strengthening of the dollar against European and Japanese currencies had a negative impact on Compuware's foreign revenues, as compared to fiscal 1996. If exchange rates had been the same as they were in fiscal 1996, international revenues during fiscal 1997 would have increased $58 million, or 28.1%, instead of $45.1 million, or 21.6%, as reported. However, the impact on revenue was partially offset by the exchange rate impact on foreign expenses, the majority of which are in sales and marketing. The $51.7 million or 25.3% increase in sales and marketing expenses over fiscal 1996 would have been $57.6 million, or 28.2%, if foreign exchange rates in fiscal 1997 had been the
same as they were in fiscal 1996.   As indicated from the above comments,
Compuware's future operating results may be adversely impacted by the overall strengthening of the U.S. dollar against foreign currencies of countries where Compuware conducts business; conversely, future operating results may be favorably impacted by an overall weakening of the U.S. dollar against foreign currencies.

Cost of software license fees increased $735,000, or 3.6%, to $20.9 million in fiscal 1997 from $20.1 million in fiscal 1996. Cost of software license fees includes amortization of capitalized software, the cost of preparing and disseminating products to customers and the cost of author royalties. The Company capitalizes the cost of internally developed software when technological feasibility has been achieved. The increase in these costs is due primarily to an increase in amortization of purchased and internally developed software products, and to a lesser extent, to increased packaging and distribution costs. As a percentage of software license fees, these costs decreased to 6.5% in fiscal 1997 from 8.9% in fiscal 1996.

Cost of maintenance increased $411,000, or 1.5%, to $27.3 million in fiscal 1997 from $26.9 million in fiscal 1996. Cost of maintenance consists of the cost of maintenance programmers and product support personnel and the computing, facilities and benefits costs allocated to such personnel. The increase in cost of maintenance was due primarily to the increase in maintenance and support staff in order to support the worldwide growth of the installed base. As a percentage of maintenance fees, these costs decreased to 13.0% for fiscal 1997 from 14.6% in fiscal 1996.

Cost of professional services increased $76.2 million, or 43.7%, to $250.4 million in fiscal 1997 from $174.2 million in fiscal 1996. Cost of professional services includes all costs of the Company's professional services business, including the personnel costs of the professional, management and administrative staff of the Company's services business and the facilities and benefits costs allocated to such personnel. The increase in these expenses was due primarily to an increase of 1,141 professional staff to 3,522 people at the end of fiscal 1997, as compared to 2,381 people at the end of fiscal 1996. As a percentage of professional services fees, these costs increased to 88.0% in fiscal 1997 from 85.6% in fiscal 1996.

Software product development costs increased $1.7 million, or 4.0% to $44.5 million in fiscal 1997 from $42.8 million in fiscal 1996. Before the capitalization of internally developed software products, total research and development expenditures decreased to $54.3 million, or 2.5%, in fiscal 1997 from $55.7 million in fiscal 1996. Software product development costs consist of the cost of programming personnel, the facilities, computing and benefits costs allocated to such personnel and the costs of preparing user and installation guides for the Company's software products, less the amount of software development costs capitalized during the fiscal year. The decrease in these costs was due primarily to the consolidation of product development facilities and cross-training of certain development staff personnel. This was offset by a 5.5% increase in software development staff needed to meet the demand for new and enhanced products. Those major development projects that achieved technological feasibility for fiscal 1997 included the major new release of UNIFACE, two new interactive analysis and debugging products, two new fault diagnosis products, two new file and data management products, three automated testing products and one systems management product.

Sales and marketing costs increased $51.7 million, or 25.3%, to $256.1 million in fiscal 1997 from $204.4 million in fiscal 1996. Sales and marketing costs consist of the sales and marketing expenses associated with the Company's products business, which include costs of direct sales, sales support and marketing staff, the facilities and benefits costs allocated to such personnel and the costs of marketing and sales incentive programs. The increase in sales and marketing costs was largely attributable to the expansion of the worldwide sales force and higher sales commissions associated with increased product sales. Including the increase in sales staff for the Company's client/server products, the direct sales and sales support staff increased by 307 to 1,130 people at the end of fiscal 1997, as compared to 823 at the end of fiscal 1996. As a percentage of software license fees, sales and marketing costs decreased from 90.2% in fiscal 1996 to 80.3% in fiscal 1997.

Administrative and general costs increased $9.7 million, or 25.2%, to $48.2 million in fiscal 1997 from $38.5 million in fiscal 1996. Administrative and general costs consist of facilities, computing, compensation and benefit costs of the Company's executive officers, legal, human resources, finance, administrative and recruiting staffs and other personnel. The increase in these costs was due primarily to the increase in the costs of executive compensation, plus additional costs of employee development programs, legal services and
corporate communications necessary to support the Company's growth.   As a
percentage of total revenues, administrative and general costs decreased from 6.3% in fiscal 1996 to 5.9% in fiscal 1997.

During fiscal 1997, the Company incurred special charges of $21.8 million related to purchased research and development acquired in connection with the purchase of Direct Technology Limited. Since the research and development in process had not reached technological feasibility, this amount was expensed in accordance with Statement of Financial Accounting Standards No. 2.

Net interest and investment income for fiscal 1997 was $5.7 million as compared to $7.0 million in fiscal 1996. This decrease in income was due primarily to lower average cash and investment balances as a result of large cash expenditures for acquisitions.

Income before income taxes increased approximately $70.6 million, or 89.6%, to $149.4 million, as compared to income before income taxes of $78.8 million in fiscal 1996. Excluding special charges, Compuware's income before income taxes would have increased $56.8 million, or 49.6%, to $171.2 million from $114.4 million in fiscal 1996. As a percentage of total revenues, income before income taxes exclusive of special charges was 21.1% in fiscal 1997, as compared to 18.6% in fiscal 1996.

The Company's provision for income taxes was $52.0 million in fiscal 1997, which represents an effective tax rate of 34.8%, as compared to an income tax provision of $34.5 million in fiscal 1996, which was an effective tax rate of 43.8%. The difference between the effective tax rate and the statutory rate for fiscal 1997 is due primarily to the nondeductibility of the purchased research and development incurred in connection with the DRD Promark Inc. acquisition. Without this expense, the effective tax rate for fiscal 1997 was 33.6%. The difference between the effective tax rate and the statutory rate for fiscal 1996 was due primarily to the non-deductibility of the purchased research and development costs incurred during the third quarter of fiscal 1996 in connection with the CoroNet acquisition. The effective tax rate for fiscal 1996 would have been 33.3% without this cost.

FISCAL 1996 COMPARED TO FISCAL 1995

Total revenues for fiscal 1996 were $614.4 million, an increase of $80.5 million, or 15.1%, as compared to $533.9 million for fiscal 1995. The Company experienced growth in all revenue categories during fiscal 1996.

Software license fees increased $3.1 million, or 1.4%, to $226.7 million in fiscal 1996 from $223.6 million in fiscal 1995. Almost all of the Company's product families experienced growth in license sales. These increases were accomplished mainly in the fourth quarter, and were due primarily to the expansion of the Company's sales force in both the North American and International channels.

Maintenance fee revenues increased $30.2 million, or 19.6%, to $184.0 million in fiscal 1996 from $153.8 million in fiscal 1995. The Company continues to experience growth in maintenance fees for all of its product families due to the growth in the number of installed copies of its products and its relatively steady rate of maintenance contract renewals.

Revenues from professional services increased $47.1 million, or 30.1%, to $203.6 million in fiscal 1996 from $156.5 million in fiscal 1995. This increase was due primarily to increased business at new and existing clients equal to $11.5 million, $9.1 million and $5.0 million at Compuware's Farmington Hills, Michigan, Milwaukee, Wisconsin and Columbus, Ohio branches, respectively; of the increase $13.4 million related to client/server systems.

Revenues from North American operations increased $61.3 million, or 17.8%, to $405.6 million in fiscal 1996 from $344.3 million in fiscal 1995.
International revenues increased $19.2 million, or 10.1%, to $208.8 million in fiscal 1996 from $189.6 million in fiscal 1995.

During fiscal 1996, the overall weakening of the dollar against European and Japanese currencies had a positive impact on Compuware's foreign revenues, as compared to fiscal 1995. If exchange rates had been the same as they were in fiscal 1995, international revenues during fiscal 1996 would have increased $13.2 million, or 7.0%, instead of $19.2 million, or 10.1%, as reported. However, the impact on revenue was partially offset by the exchange rate impact on foreign expenses, the majority of which are in sales and marketing. The $29.6 million and 16.9% increase in sales and marketing expenses over fiscal 1995 would have been $27.7 million, or 15.8%, if foreign exchange rates in fiscal 1996 had been the same as they were in fiscal 1995. As can be inferred from the above comments, Compuware's future operating results may be adversely impacted by the overall strengthening of the U.S. dollar against foreign currencies of countries where Compuware conducts business; conversely, future operating results may be favorably impacted by an overall weakening of the U.S. dollar against foreign currencies.

Cost of software license fees increased $5.2 million, or 35.3%, to $20.1 million in fiscal 1996 from $14.9 million in fiscal 1995. Cost of software license fees includes amortization of capitalized software, the cost of preparing and disseminating products to customers and the cost of author royalties. The Company capitalizes the cost of internally developed software when technological feasibility has been achieved. The increase in these costs is due primarily to an increase in amortization of purchased and internally developed software products, and to a lesser extent, an increase in author royalties. As a percentage of software license fees, these costs increased to 8.9% in fiscal 1996 from 6.7% for fiscal 1995.

Cost of maintenance increased $2.8 million, or 11.4%, to $26.9 million in fiscal 1996 from $24.1 million in fiscal 1995. Cost of maintenance consists of the cost of maintenance programmers and product support personnel and the computing, facilities and benefits costs allocated to such personnel. The increase in cost of maintenance was due primarily to the increase in maintenance and support staff in order to support the worldwide growth of the installed base. As a percentage of maintenance fees, these costs decreased to 14.6% for fiscal 1996 from 15.7% in fiscal 1995.

Cost of professional services increased $40.4 million, or 30.2%, to $174.2 million in fiscal 1996 from $133.8 million in fiscal 1995. Cost of professional services includes all costs of the Company's professional services business, including the personnel costs of the professional, management and administrative staff of the Company's services business and the facilities and benefits costs allocated to such personnel. The increase in these expenses was due primarily to an increase of 476 professional staff to 2,381 people at the end of fiscal 1996, as compared to 1,905 people at the end of fiscal 1995.

Software product development costs increased $11.0 million, or 34.5%, to $42.8 million in fiscal 1996 from $31.8 million in fiscal 1995. Before the capitalization of internally developed software products, total research and development expenditures increased to $55.7 million, or 21.8%, in fiscal 1996 from $45.7 million in fiscal 1995. Software product development costs consist of the cost of programming personnel, the facilities, computing and benefits costs allocated to such personnel and the costs of preparing user and installation guides for the Company's software products, less the amount of software development costs capitalized during the fiscal year. The increase in these costs was due primarily to the growth of the product development staff in order to meet the demand for new and enhanced products. Those major development projects that achieved technological feasibility for fiscal 1996 included the new releases of UNIFACE, three new interactive analysis and debugging products, three new fault diagnosis products, two new file and data management products and one automated testing product.

Sales and marketing costs increased $29.6 million, or 16.9%, to $204.4 million in fiscal 1996 from $174.8 million in fiscal 1995. Sales and marketing costs consist of the sales and marketing expenses associated with the Company's products business, which include costs of direct sales, sales support and marketing staff, the facilities and benefits costs allocated to such personnel and the costs of marketing and sales incentive programs. The increase in sales and marketing costs was largely attributable to the expansion of the worldwide sales force. Including the increase in sales staff for the Company's client/server products, the direct sales and sales support staff increased by 120 to 823 people at the end of fiscal 1996, as compared to 703 at the end of fiscal 1995.

Administrative and general costs increased $4.5 million, or 13.2%, to $38.5 million in fiscal 1996 from $34.0 million in fiscal 1995. Administrative and general costs consist of facilities, computing, compensation and benefit costs of the Company's executive officers, legal, human resources, finance, administrative and recruiting staffs and other personnel. The increase in these costs was due primarily to the increase in the costs of employee development programs and information systems necessary to support the Company's growth. As a percentage of total revenues, administrative and general costs decreased from 6.4% in fiscal 1995 to 6.3% in fiscal 1996.

During fiscal 1996, the Company incurred special charges of $24.9 million related to purchased research and development acquired in connection with the purchase of CoroNet Systems Inc. Since the research and development in process had not reached technological feasibility, this amount was expensed in accordance with Statement of Financial Accounting Standards No. 2. In addition, the Company recognized approximately $10.7 million of special charges related to the reorganization of the Company's operating units and the decentralization of certain Corporate office functions.

Net interest and investment income for fiscal 1996 was $7.0 million as compared to $5.8 million in fiscal 1995. This increase in income was due primarily to improved interest rates in the 1996 period as compared to the 1995 period.

Income before income taxes decreased approximately $16.4 million, or 17.2%, to $78.8 million, as compared to income before income taxes of $95.2 million in fiscal 1995. Excluding special charges, Compuware's income before income taxes would have decreased $11.8 million, or 9.4%, to $114.4 million from $126.2 million in fiscal 1995. As a percentage of total revenues, income before income taxes exclusive of special charges was 18.6% in fiscal 1996, as compared to 23.7% in fiscal 1995.

The Company's provision for income taxes was $34.5 million in fiscal 1996, which represents an effective tax rate of 43.8%, as compared to an income tax provision of $33.1 million in fiscal 1995, which was an effective tax rate of 34.8%. The difference between the effective tax rate and the statutory rate for fiscal 1996 is due primarily to the nondeductibility of the purchased research and development expensed in connection with the CoroNet acquisition. Without the purchased research and development expense, the effective tax rate for fiscal 1996 would have been 33.3%.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company had approximately $178.4 million in cash and investments which resulted primarily from cash generated from operations. During fiscal 1997, 1996 and 1995, Compuware generated $134.3 million, $78.2 million and $96.5 million, respectively, in operating cash flow. During these periods, the Company had capital expenditures which included property and equipment, capitalized research and software development and purchased software of $38.0 million, $29.4 million and $70.0 million, respectively.

During fiscal 1997, the Company completed the acquisition of certain professional service companies for a combined total of $47,045,000 net cash expended. The companies purchased were Technalysis, Adams & Reynolds, MC
Squared Incorporated and Virtual Innovation, Inc.   In April 1997, the Company
acquired all of the outstanding stock of Vine Systems Company Ltd., a professional services company. Each acquisition was accounted for as a purchase. See Notes 2 and 13 of Notes to Consolidated Financial Statements.

During fiscal 1997, the Company also acquired all of the outstanding stock of certain privately-held software product companies for an aggregate cost of $29,637,000. The companies purchased were

Direct Technology Limited and DRD Promark, Inc. Of the total purchase price, $23,837,000 was paid in cash and $5,800,000 in notes that are due in April 1999. In addition, $21,790,000 was allocated to in-process research and development based upon independent valuations of the expected future cash flows of the related products, less costs to complete the development. In accordance with SFAS No. 2 "Accounting for Research and Development Costs", this amount was expensed as of the purchase date. See Note 2 of Notes to Consolidated Financial Statements.

Compuware believes its available cash resources, together with cash flow from operations, will be sufficient to meet its cash needs for the foreseeable future.

Compuware has a line of credit which permits the Company to borrow up to $30 million. The line of credit expires on September 1, 1998 and its availability is subject to a number of financial covenants (see Note 7 of Notes to Consolidated Financial Statements). During the last fiscal year, the Company
had no borrowings under this line of credit.   The Company's long term debt
consists of $6.1 million of pound-denominated notes issued as part of the Direct Technology Limited acquisition (see Notes 2 and 7 of Notes to Consolidated Financial Statements). The notes are due April 30, 1999 and interest is paid semiannually at the six month LIBOR rate. The notes are payable in pounds sterling and are revalued monthly using the month end exchange rate.

Compuware uses a synthetic hedging program employing forward contracts on the local currencies of its major foreign subsidiaries. Rather than hedging individual transactions denominated in one currency the Company hedges the aggregate of such transactions in each currency, or the balance due from the foreign subsidiary to the U.S. at a given point, usually at month end. The normal holding period for any hedge entered into is 30 to 90 days. The Company does not take firm delivery of the foreign currency amounts and it does not hedge anticipated transactions or outstanding commitments. The difference between the contract rate and the current market rate on the maturity date is paid or received from the bank on the settlement date. The gain or loss incurred as of month end on any open contract is recognized in the statement of income. See Note 1 of Notes to Consolidated Financial Statements. The Board of Directors has approved the Company's hedging program. The Chief Financial Officer reviews and approves all hedging transactions.

At March 31, 1997, the Company had approximately $75.6 million in net operating loss carryforwards available for income tax purposes. Of this amount, approximately $7.0 million is available to offset a domestic subsidiary's federal income taxes and approximately $68.6 million related to various foreign jurisdictions. The Company has evaluated the realizability of such loss carryforwards using the "more likely than not" criteria established under SFAS 109 and has recorded an estimated valuation allowance.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 (Earnings Per Share) in February 1997. The adoption of this new standard is not expected to have a material impact on the Company's financial statements.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REFERENCE SHOULD BE MADE TO ITEM 14 (A) 1 FOR AN INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS


INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Compuware Corporation:

We have audited the accompanying consolidated balance sheets of Compuware Corporation and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Compuware Corporation and its subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Detroit, Michigan
May 5, 1997

                    COMPUWARE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                        AS OF MARCH 31, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT SHARE DATA)



ASSETS                                               NOTES    1997        1996
                                                     -----  --------    --------
CURRENT ASSETS:
  Cash and cash equivalents                                 $107,341    $ 77,771
  Investments                                          4      26,604      30,151
  Accounts receivable, less allowance for doubtful
    accounts of $6,941 and $5,244                            290,922     220,918
  Deferred tax asset                                   8       9,747      17,566
  Income taxes refundable                                      9,593       6,965
  Prepaid expenses and other current assets                    7,605       8,396
                                                            --------    --------
                     Total current assets                    451,812     361,767
                                                            --------    --------
INVESTMENTS                                            4      44,465      28,379
                                                            --------    --------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION AND AMORTIZATION                        5      70,578      56,603
                                                            --------    --------
CAPITALIZED SOFTWARE, LESS ACCUMULATED
  AMORTIZATION OF $53,933 AND $40,576                         53,355      52,473
                                                            --------    --------
OTHER:
Accounts receivable                                           54,637      29,272
Deferred tax asset                                     8      11,084
Excess of cost of investment over fair value of net
  assets acquired, less accumulated amortization
  of $5,417 and $2,071                                 2      55,700      12,206
Other assets                                           6      13,776      15,026
                                                            --------    --------
                     Total other assets                      135,197      56,504
                                                            --------    --------
TOTAL ASSETS                                                $755,407    $555,726
                                                            ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY                 NOTES     1997       1996
                                                     -----  ---------   --------
CURRENT LIABILITIES:
  Accounts payable                                          $  24,275   $ 16,951
  Accrued expenses                                             53,562     46,171
  Accrued bonuses and commissions                              30,100     15,330
  Deferred revenue                                            164,367    141,473
                                                            ---------   --------
                     Total current liabilities                272,304    219,925

LONG TERM DEBT                                         7        6,068

DEFERRED REVENUE                                               31,399     15,825

DEFERRED INCOME TAXES                                  8                     991

                                                            ---------   --------
                     Total liabilities                        309,771    236,741
                                                            ---------   --------
SHAREHOLDERS' EQUITY:
Preferred stock, no par value -  authorized
   5,000,000 shares
Common stock, $.01 par value - authorized
   80,000,000 shares; issued and outstanding
   42,965,885 and 42,298,023 shares in 1997
   and 1996, respectively                             13          429        423
Additional paid-in capital                            13      213,422    185,349
Retained earnings                                             232,630    135,194
Foreign currency translation adjustment                          (845)    (1,016)
Unrealized loss on marketable securities               4                    (965)
                                                             --------   --------
                     Total shareholders' equity               445,636    318,985
                                                             --------   --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $755,407   $555,726
                                                             ========   ========

See notes to consolidated financial statements.

                    COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       NOTES       1997       1996       1995
                                                                 --------   --------   --------
REVENUES:
 Software license fees                                           $318,907   $226,690   $223,589
 Maintenance fees                                                 209,521    184,039    153,828
 Professional services fees                                       284,468    203,630    156,460
                                                                ---------   --------   --------
     Total revenues                                               812,896    614,359    533,877
                                                                ---------   --------   --------
OPERATING EXPENSES:
 Cost of software license fees                                     20,881     20,146     14,894
 Cost of maintenance                                               27,278     26,867     24,111
 Cost of professional services                                    250,405    174,215    133,823
 Software product development                                      44,494     42,792     31,825
 Sales and marketing                                              256,139    204,403    174,829
 Administrative and general                                        48,233     38,537     33,951
 Purchased research and development                      2         21,790     24,943     11,990
 Restructuring and merger-related costs                  3                    10,688     10,547
                                                                ---------   --------   --------

     Total operating expenses                                     669,220    542,591    435,970
                                                                ---------   --------   --------
INCOME FROM OPERATIONS                                            143,676     71,768     97,907

OTHER INCOME                                                        5,710      7,015      5,805
                                                                ---------   --------   --------
INCOME BEFORE MERGER COSTS - ESCROW CLAIMS                        149,386     78,783    103,712

MERGER COSTS - ESCROW CLAIMS                             3                                8,531
                                                                ---------   --------   --------
INCOME BEFORE INCOME TAXES                                        149,386     78,783     95,181

INCOME TAX PROVISION                                               51,950     34,541     33,084
                                                                ---------   --------   --------

NET INCOME                                                      $  97,436   $ 44,242   $ 62,097
                                                                =========   ========   ========
Net income per common share, on a post-split basis       13     $    1.08   $   0.49   $   0.65
                                                                =========   ========   ========
Weighted average number of common and
 common equivalent shares outstanding, on a
 post-split basis                                        13        89,935     89,737     95,369
                                                                =========   ========   ========


See notes to consolidated financial statements.

                    COMPUWARE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                       Common Stock                   Additional
                                                 ------------------------              Paid-In               Retained
                                                  Shares          Amount               Capital               Earnings
                                                 --------        --------             ----------             --------
BALANCE AT APRIL 1, 1994 (Note 13)              44,105,631         $441                $168,130               $87,160
 Net income                                                                                                    62,097
 Issuance of common stock                           30,000                                1,155
 Foreign currency translation adjustment
 Exercise of employee stock options
  and related tax benefit (Note 11) and other    1,371,511           14                  17,810
 Unrealized loss on marketable securities
                                                ----------         ----                --------              --------
BALANCE AT MARCH 31, 1995                       45,507,142          455                 187,095               149,257
 Net income                                                                                                    44,242
 Issuance of common stock                           90,000            1                   1,507
 Purchase of common stock                       (2,915,800)         (29)                (11,940)              (58,305)
 Return of Uniface escrow shares (Note 3)         (678,719)          (7)                      7
 Acquisition tax benefits                                                                 3,852
 Foreign currency translation adjustment
 Unrealized loss on marketable securities
 Exercise of employee stock options
  and related tax benefit (Note 11) and other      295,400            3                   4,828
                                                ----------         ----                --------              --------
BALANCE AT MARCH 31, 1996                       42,298,023          423                 185,349               135,194
 Net income                                                                                                    97,436
 Issuance of common stock                           40,000                                2,330
 Acquisition tax benefits                                                                 6,603
 Foreign currency translation adjustment
 Realized gain on sale of marketable
  securities  (Note 4)
 Exercise of employee stock options
  and related tax benefit (Note 11)                627,862            6                  19,140
                                                ----------         ----                --------              --------
BALANCE AT MARCH 31, 1997                       42,965,885         $429                $213,422              $232,630
                                                ==========         ====                ========              ========




                                               Foreign              Unrealized
                                               Currency              Loss On                Total
                                              Translation           Marketable           Shareholders'
                                              Adjustment            Securities              Equity
                                             ------------          -------------          -----------
BALANCE AT APRIL 1, 1994 (Note 13)             $(1,806)              $                      $253,925
 Net income                                                                                   62,097
 Issuance of common stock                                                                      1,155
 Foreign currency translation adjustment         2,077                                         2,077
 Exercise of employee stock options
  and related tax benefit (Note 11) and other                                                 17,824
 Unrealized loss on marketable securities                             (877)                     (877)
                                               -------               -----                  --------
BALANCE AT MARCH 31, 1995                          271                (877)                  336,201
 Net income                                                                                   44,242
 Issuance of common stock                                                                      1,508
 Purchase of common stock                                                                    (70,274)
 Return of Uniface escrow shares (Note 3)
 Acquisition tax benefits                                                                      3,852
 Foreign currency translation adjustment        (1,287)                                       (1,287)
 Unrealized loss on marketable securities                              (88)                      (88)
 Exercise of employee stock options
  and related tax benefit (Note 11) and other                                                  4,831
                                               -------              ------                  --------
BALANCE AT MARCH 31, 1996                       (1,016)               (965)                  318,985
 Net income                                                                                   97,436
 Issuance of common stock                                                                      2,330
 Acquisition tax benefits                                                                      6,603
 Foreign currency translation adjustment           171                                           171
 Realized gain on sale of marketable
  securities  (Note 4)                                                 965                       965
 Exercise of employee stock options
  and related tax benefit (Note 11)                                                           19,146
                                               -------              ------                  --------
BALANCE AT MARCH 31, 1997                      $  (845)             $    -                  $445,636
                                               =======              ======                  ========



See notes to consolidated financial statements.

                    COMPUWARE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                (IN THOUSANDS)

                                                                   1997            1996       1995
                                                                  ------          ------     ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                    $  97,436       $  44,242  $  62,097
 Adjustments to reconcile net income to cash provided by
   operations:
   Purchased research and development                             21,790          24,943     11,990
   Depreciation and amortization                                  15,452           8,567      8,858
   Amortization of capitalized software                           15,949          13,348      9,265
   Tax benefit from exercise of stock options                      5,306           1,467      6,061
   Issuance of common stock to Employee Stock Ownership Trust      2,330           1,508      1,155
   Other                                                            (290)            999      3,408
   Net change in assets and liabilities, net of effects from
    acquisitions:
      Accounts receivable                                        (88,574)        (57,736)   (53,021)
      Prepaid expenses and other current assets                    1,361           5,153     (6,485)
      Other assets                                                    88          (5,898)    (1,924)
      Accounts payable and accrued expenses                       25,960          15,935      7,905
      Deferred revenue                                            37,797          39,000     30,663
      Refundable income taxes                                      3,985          (3,113)
      Deferred income taxes                                       (4,256)        (10,219)    16,517
                                                               ---------       ---------  ---------
          Net cash provided by operating activities              134,334          78,196     96,489
                                                               ---------       ---------  ---------
CASH USED IN INVESTING ACTIVITIES:
 Purchase of:
   Businesses                                                    (69,083)        (26,113)
   Property and equipment                                        (23,442)        (15,789)   (33,508)
   Capitalized software                                          (14,544)        (13,647)   (19,018)
   Minority interest in subsidiary                                                (9,419)
   Acquired software                                                                        (17,500)
 Investments:
   Proceeds from maturity                                         63,202         162,227     84,763
   Purchases                                                     (74,491)        (95,340)  (129,802)
 Other                                                              (246)         (2,661)       (30)
                                                               ---------       ---------  ---------
          Net cash used in investing activities                 (118,604)           (742)  (115,095)
                                                               ---------       ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of common stock                                                    (70,274)
   Net proceeds from exercise of stock options                    13,840           3,364     11,763
                                                               ---------       ---------  ---------
          Net cash provided by (used in) financing activities     13,840         (66,910)    11,763
                                                               ---------       ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              29,570          10,544     (6,843)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    77,771          67,227     74,070
                                                               ---------       ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $ 107,341       $  77,771  $  67,227
                                                               =========       =========  =========


See notes to consolidated financial statements.

                    COMPUWARE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED MARCH 31, 1997, 1996 AND 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries after elimination of all significant intercompany balances and transactions. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingencies at March 31, 1997 and 1996 and the results of operations for the years ended March 31, 1997, 1996 and 1995. While management has based their assumptions and estimates on the facts and circumstances known at March 31, 1997, final amounts may differ from estimates.

Business - Compuware Corporation develops, markets and supports an integrated set of systems software products designed to improve the productivity of data processing professionals in application development, implementation and maintenance. In addition, the Company's professional services division offers business systems analysis, design, programming and implementation as well as software conversion and systems planning and consulting. The Company's products and services are offered worldwide across a broad spectrum of technologies, including mainframe, mid-range and client/server platforms.

Revenue Recognition - Revenue from licensing of software products is recognized upon shipment of the products, provided that no significant obligations remain and collection of the related receivable is deemed probable. A portion of new license fees, generally 15%, is deferred and recognized ratably over the initial maintenance period, generally one year. Annual product maintenance fees are recognized as revenue ratably over the contract period. Professional services fees are recognized in the period the services are performed.

Cash and Cash Equivalents - For the purpose of the statement of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents.

Investments consist of municipal obligations and marketable equity securities. Municipal obligations are classified as held-to-maturity and carried at amortized cost. Marketable equity securities are classified as available-for-sale and are carried at market value. Unrealized losses on available-for-sale securities are reported as a separate component of shareholders' equity. Those investments that mature within one year from the balance sheet date are classified as short-term. The amortization of bond premiums and discounts are included in interest income.

Property and Equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.

Capitalized Software includes the costs of purchased and internally developed software products and are stated at the lower of unamortized cost or net realizable value. Net purchased software included in capitalized software at March 31, 1997 and 1996 is $20,284,000 and $22,687,000, respectively. In accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", capitalization of internally developed software products begins when technological feasibility of the product is established. Software product development includes all expenditures for research and development, net of amounts capitalized. Total software development costs incurred internally by the Company were $54,292,000, $55,705,000 and $45,736,000 in fiscal 1997, 1996 and 1995, respectively, of which $9,798,000, $12,913,000 and $13,910,000, respectively, were capitalized. The cost of capitalized software is amortized over the product's estimated useful life or five years, whichever is less. Amortization begins when the product is available for general release to customers. Capitalized software amortization is included in "Cost of software license fees" in the statement of income.

Excess of Cost Over Fair Value of Net Assets Acquired ("goodwill") is being amortized over periods ranging from 15 to 20 years using the straight-line method.

Fair Value of Financial Instruments - The carrying value of cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value.

Income Taxes - The Company accounts for income taxes using the asset and liability approach. Deferred income taxes are provided for temporary differences in reporting income and expenses for income tax and financial statement purposes and for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements.

Foreign Currency Translation - The Company's foreign subsidiaries use the local currency as the functional currency. Accordingly, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange at the respective balance sheet dates, and revenues and expenses have been translated at average exchange rates prevailing during the year the transactions occur. Translation adjustments have been excluded from the results of operations and are reported as a separate component of shareholders' equity.

Foreign Currency Transactions and Derivatives - Gains and losses from foreign currency transactions are included in the determination of net income. To offset the risk of future currency fluctuations on receivables due from foreign subsidiaries, the Company enters into foreign exchange contracts to sell
currencies at specified rates on specific dates.   Market value gains and
losses on these contracts are recognized, offsetting foreign exchange gains or losses on foreign receivables. The Company does not use foreign exchange contracts to hedge anticipated transactions. The net foreign currency transaction gain (loss) was ($1,446,000), $192,000 and $2,569,000 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

At March 31, 1997, the Company had contracts maturing through May 1997 to sell $51,937,000 in foreign currencies. At March 31, 1996, the Company had contracts maturing through June 1996 to sell $55,279,000 in foreign currency.

Earnings Per Share is computed based upon the weighted average number of common shares and common equivalent shares outstanding during the year. When dilutive, stock options are included as common equivalent shares using the treasury stock method.

Long-Lived Assets and Long-Lived Assets to Be Disposed of - Effective April 1, 1996, Compuware adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". The initial adoption of this new accounting standard did not have a material effect on Compuware's consolidated operating results or financial position.

Stock-Based Compensation - Effective April 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", and has elected to implement the disclosure provisions of this standard, which are presented in
Note 11 of Notes to Consolidated Financial Statements.

2.  ACQUISITIONS

During fiscal 1997, the Company completed the acquisition of certain professional service companies for a combined total of $47,045,000 net cash expended. The companies purchased were Technalysis ($25,061,000), Adams & Reynolds ($12,410,000), MC Squared Incorporated ($9,212,000) and Virtual Innovation, Inc. ($362,000). All of the acquisitions were accounted for as purchases, and accordingly, assets and liabilities acquired have been recorded at fair value as of their respective acquisition dates. The aggregate amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $43,177,000 and is being amortized over a fifteen-year period on a straight line basis.

The Company also acquired all of the outstanding stock of certain privately-held software product companies for an aggregate cost of $29,637,000. The companies purchased were Direct Technology Limited ($23,800,000) and DRD Promark, Inc. ($5,837,000). Of the total purchase price, $23,837,000 was paid in cash and $5,800,000 in notes that are due in April 1999. The aggregate amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $3,165,000 and is being amortized over a fifteen-year period on a straight-line basis. Of the total purchase price, $21,790,000 was allocated to in-process research and development based upon independent valuations of the expected future cash flows of the related products, less costs to complete the development. In accordance with SFAS No. 2 "Accounting for Research and Development Costs", this amount was expensed as of the purchase date.

In September 1995, the Company acquired all non Company owned outstanding stock of Compuware Nordic AS (Nordic) for approximately $9,419,000. Nordic was formerly a majority owned subsidiary which distributes the Company's products in Norway and Denmark. The acquisition of the minority interest has been accounted for as a purchase. The amount by which the acquisition cost exceeded the fair value of the net assets acquired of approximately $8,592,000 is being amortized over a fifteen-year period on a straight-line basis.

In November 1995, the Company acquired all of the outstanding stock of CoroNet Systems, Inc. (CoroNet) for approximately $27,000,000 in cash. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the date of the acquisition.
Of the total purchase price, $24,943,000 was allocated to in-process development projects based on the expected future cash flows of the related products, less costs to complete the development, and in accordance with SFAS No. 2 this amount was expensed as of the purchase date.

In May 1994, the Company issued 6,959,910 shares of its common stock in exchange for all of the outstanding common stock of Uniface Holding B.V. (Uniface), a supplier of client/server development tools for enterprise applications. Uniface also provides professional services that support the use of the software. In addition, options to acquire 1,027,205 shares of the Company's stock were exchanged for all outstanding Uniface options. The merger was accounted for as a pooling of interests.

In June 1994, the Company acquired certain software technology for $17,500,000 in cash. Of the total purchase price, $11,990,000 was allocated to in-process and future software development projects and, in accordance with SFAS No. 2 this amount was expensed as of the purchase date. The remaining $5,510,000 was recorded as capitalized software.

3. RESTRUCTURING AND MERGER-RELATED COSTS

In fiscal 1996, the Company recognized $10,688,000 of special charges related to the reorganization of the Company's operating units and the decentralization of certain corporate office functions. The components of the restructuring reserve, as ultimately executed, included $5,806,000 for severance related costs for employees made redundant by the reorganization, and $4,882,000 for estimated future leasing costs of abandoned offices in the United States and Europe. In fiscal 1997 and fiscal 1996, $4,685,000 and $1,761,000 respectively, of the restructuring costs were expended, including substantially all of the severance and outplacement costs. At March 31, 1997, the costs accrued for future lease expenses of approximately $4,242,000 are expected to be paid over a period not to exceed the remaining lease terms, which extend through April 2002.

In fiscal 1995, the Company recognized $10,547,000 of special charges related to the merger and integration of Uniface. Such costs included $5,768,000, related to financial advisory fees, costs of an exchange agreement and a registration statement. Such provision also included restructuring costs of $4,779,000, consisting of severance and outplacement ($2,410,000), lease buyout costs ($840,000) and professional and other costs related to legal structuring and completion of a secondary offering ($1,529,000). All such costs were paid by March 31, 1996.

In fiscal 1995, the Company recorded approximately $8,531,000 in merger costs which consisted primarily of accounts receivable that the Company determined were not collectible, a write-off of certain capitalized software development costs and reserves for certain other contractual and personnel-related obligations. The Company received reimbursement substantially in excess of this amount from the Uniface shareholders through a share escrow agreement which was entered into at the time of the merger. The escrow agreement required that the reimbursement be in Compuware common stock.

4.  INVESTMENTS

Municipal obligations - The Company's municipal obligations are classified as held-to-maturity and are carried at amortized cost. The Company will receive the face value of these bonds at their maturity date and, accordingly, has not recognized any gain or loss resulting from current market price fluctuations. The amortized cost and aggregate market price of the debt securities, by maturity, are as follows (in thousands):


                                                March 31,
                              ----------------------------------------------
                                      1997                    1996
                              ---------------------   ----------------------
                              Less than     1 - 5      Less than     1 - 5
                               One Year     Years       One Year     Years
                              ---------    --------   ----------    --------
    Amortized cost            $  26,604    $ 44,465    $  26,311    $ 28,379
    Aggregate market price    $  26,614    $ 44,209       26,357      28,269
    Difference between        ---------    --------    ---------    --------
      amortized cost and
      current market          $     (10)   $    256    $     (46)   $    110
                              =========    ========    =========    ========

Marketable equity securities - Marketable equity securities held by the Company at March 31, 1996 were classified as available-for-sale and, consequently, recorded at fair value of $3,840,000. Unrealized gains and losses were recognized as a separate component of shareholders' equity. During fiscal 1997, these securities were sold, the proceeds from which were approximately $6.2 million. The gain realized during fiscal 1997 related to these sales was approximately $905,000. The Company uses the specific identification method as a basis for determining cost and calculating realized gains.

5.  PROPERTY AND EQUIPMENT

Property and equipment, summarized by major classification (in thousands):



                                                      March 31,
                                                   -----------------
                                                     1997     1996
                                                   --------  -------
        Land                                      $  1,297  $  1,297
        Buildings                                   26,293    24,745
        Leasehold improvements                      10,242     9,379
        Furniture and fixtures                      24,601    17,806
        Computer equipment and software             47,069    35,356
                                                  --------  --------
                                                   109,502    88,583
        Less accumulated depreciation and
         amortization                               38,924    31,980
                                                  --------  --------
        Total                                     $ 70,578  $ 56,603
                                                  ========  ========

6.  RELATED PARTY TRANSACTIONS

At March 31, 1997 and 1996, the Company has a $300,000 note receivable from a company controlled by certain shareholders of the Company. The note matures in fiscal 1999 and bears interest at 5.53%. This note is included in "Other assets".

The Company has agreed to pay 75% of the annual premiums on a life insurance policy for the Chief Executive Officer. The Company has received a collateral assignment of the policy and will recover the premiums advanced upon the termination of the policy or the death of the officer. For each of the years ended March 31, 1997 and 1996, the total premiums paid by the Company were approximately $185,000. The aggregate amount paid of approximately $927,000 is included in "Other assets".

The following items included in operations were paid to or from companies controlled by certain officers, directors of the Company or their affiliates (in thousands):



                                                 Year Ended March 31,
                                            ----------------------------
                                               1997     1996     1995
                                            ---------  -------  --------
                Revenues
                Professional services fees     $286    $1,346   $  167
                Software license fees                            1,000

                Expenses
                Marketing and promotion        $823    $  644   $  659
                Printing                        759       908      692
                Professional services           618       185      100

7.  CREDIT FACILITIES AND LONG-TERM DEBT

Cash paid for interest totaled approximately $450,000, $313,000 and $385,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

Revolving Bank Credit Facility - The Company has a revolving bank credit facility which provides for borrowings of up to $30,000,000 through September
1, 1998. The Company is obligated for a commitment fee of .125% per annum for any unused portion of the credit facility. The Company may choose between various interest rate options. The revolving credit arrangement contains affirmative and negative covenants including limitations on dividend payments, loans and advances. The Company had no borrowings outstanding at March 31, 1997 and 1996.

Long term debt - The Company's long term debt consists of $6.1 million of pound-denominated notes issued as part of the Direct Technology Limited acquisition (see note 2 of Notes to Consolidated Financial Statements). The notes are due April 30, 1999 and interest is paid semiannually at the six month LIBOR rate. The notes are payable in Pounds Sterling and are revalued monthly using the month end exchange rate.

8. INCOME TAXES

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows (in thousands):


                                              March 31,
                                      ------------------------
                                         1997          1996
                                      ----------    ----------
Deferred tax assets:
  Accrued vacation                      $ 2,682       $ 1,597
  Purchased software                      9,371         4,529
  Net operating loss carryforwards       26,138        19,594
  Other                                   7,288         9,457
                                        -------       -------
                                         45,479        35,177
  Less valuation allowance                5,065         3,883
                                        -------       -------
    Net deferred tax assets              40,414        31,294
  Current portion                        10,267        17,979
                                        -------       -------
  Long-term portion                     $30,147       $13,315
                                        =======       =======
Deferred tax liabilities:
  Capitalized research and
    development costs                   $10,576       $ 9,909
  Purchased software                      3,373         4,180
  Other                                   5,634           630
                                        -------       -------
    Total deferred tax liabilities       19,583        14,719
  Current portion                           520           413
                                        -------       -------
  Long-term portion                     $19,063       $14,306
                                        =======       =======

The income tax provision (benefit) includes the following (in thousands):


                                               Year Ended March 31,
                                   ---------------------------------------
                                      1997           1996          1995
                                   ----------     ----------    ----------
Current:
  Federal                          $  46,073       $ 41,354      $  33,193
  Foreign                              6,506            952          3,506
  State                                4,500          3,000          1,759
                                   ---------       --------      ---------
Total current tax provision           57,079         45,306         38,458
                                   ---------       --------      ---------
Deferred:
  Federal                              6,050           (382)        (1,698)
  Foreign                            (11,179)       (10,383)        (3,676)
                                   ---------       --------      ---------
Total deferred tax benefit            (5,129)       (10,765)     $  (5,374)
                                   ---------       --------      ---------
Total income tax provision         $  51,950       $ 34,541      $  33,084
                                   =========       ========      =========



The Company's income tax expense differed from the amount computed on pre-tax income at the U.S. federal income tax rate of 35% for the following reasons (in thousands):


                                                 Year Ended March 31,
                                           ------------------------------
                                             1997        1996      1995
                                           --------     ------    -------

Federal income tax at statutory rates      $52,285      $27,574   $33,313
Increase (decrease) in taxes:
  Items related to acquisitions              1,792        9,332     2,101
  Foreign Sales Corporation subsidiary      (4,638)      (3,190)   (2,751)
  Research and development credit           (1,300)        (325)   (1,221)
  Other, net                                 3,811        1,150     1,642
                                           -------      -------   -------
Provision for income taxes                 $51,950      $34,541   $33,084
                                           =======      =======   =======

At March 31, 1997, the Company has net operating loss carryforwards for income tax purposes of approximately $75,643,000 which expire as follows (in thousands):


                         Year ending March 31:

                                  1999             $   476
                                  2000               6,859
                                  2001               2,260
                                  2002               7,561
                                  2003                 992
                                  2004               2,430
                                  2006               1,088
                                  2008                 919
                                  2009               2,620
                         Unlimited carryforward     50,438

Of this amount, approximately $7,045,000 is available to offset a domestic subsidiary's federal income taxes and approximately $68,598,000 relates to various foreign jurisdictions.

Cash paid for income taxes totaled approximately $46,760,000, $45,414,000 and $9,849,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

9. GEOGRAPHIC SEGMENT INFORMATION

  Revenues and income (loss) for each of the three years in the period ended March 31, 1997 and identifiable assets at March 31, 1997, 1996 and 1995 are as follows (in thousands):


                                                        March 31,
                                            ------------------------------------
                                              1997          1996          1995
                                              ----          ----          ----
      Revenue:
        North America                       $559,058      $405,603      $344,310
        European subsidiaries                180,095       150,656       139,743
        Other international operations        73,743        58,100        49,824
                                            --------      --------      --------
      Total revenue                         $812,896      $614,359      $533,877
                                            ========      ========      ========

      Income (loss) before taxes:
        North America (1)                   $174,643      $107,486      $ 99,349
        European subsidiaries                (19,985)      (22,203)       (6,320)
        Other international operations        (5,272)       (6,500)        2,152
                                            --------      --------      --------
      Total income before taxes (2)         $149,386       $78,783      $ 95,181
                                            ========      ========      ========

      Identifiable assets:
        North America                       $568,458      $404,463      $397,145
        European subsidiaries                139,307       122,448       111,942
        Other international operations        47,642        28,815        15,008
                                            --------      --------      --------
      Total assets                          $755,407      $555,726      $524,095
                                            ========      ========      ========

     (1) Includes net intercompany royalty income of approximately $87,548,000, $71,105,000 and $54,964,000 for the years ended March
          31, 1997, 1996 and 1995, respectively. The income (loss) from foreign subsidiaries reflects the corresponding net royalty expense.

     (2) Income before taxes also includes $21,790,000, $35,631,000 and $31,068,000 of special charges for the years ended March 31, 1997, 1996 and 1995, respectively (Notes 2 and 3). Exclusive of these charges, income (loss) before taxes is as follows:


                                                                        March 31,
                                                           ------------------------------------
                                                             1997          1996          1995
                                                             ----          ----          ----
      Income (loss) before special charges and taxes:
        North America                                      $196,433      $139,964      $124,184
        European subsidiaries                               (19,985)      (19,284)          (87)
        Other international operations                       (5,272)       (6,266)        2,152
                                                           --------      --------      --------
      Total income before special charges and taxes        $171,176      $114,414      $126,249
                                                           ========      ========      ========

10.  COMMITMENTS AND CONTINGENCIES

Leases - The Company leases building and office space and computer equipment under various operating lease agreements extending through fiscal 2006. Certain of these leases contain provisions for renewal options and escalation clauses. The following is a schedule of future minimum rental payments for the next five years (in thousands):




               Year ending March 31:

                            1998           $19,752
                            1999            17,578
                            2000            14,051
                            2001             9,727
                            2002             5,750
                         Thereafter          7,223
                                           -------
                           Total           $74,081
                                           =======

Lease expense for the years ended March 31, 1997, 1996 and 1995 under all operating leases amounted to approximately $16,815,000, $10,078,000 and $9,668,000, respectively.

Employment Contracts - The Company has entered into employment agreements with certain key employees that include noncompete provisions in exchange for specified terms of employment.

11.  BENEFIT PLANS

All number of shares and exercise prices are presented on a pre-split basis. (see note 13 of Notes to Consolidated Financial Statements).

Employee Stock Purchase Plan - During fiscal 1997, the Company adopted the Global Employee Stock Purchase Plan (GESPP) under which the Company is authorized to issue up to one million shares of common stock to eligible employees. Each offering period is limited to six months and a maximum number of 125,000 common shares. The Company's first offering period began January 1, 1997 and ends June 30, 1997. Under the terms of the plan, employees elect to have up to ten percent of their annual earnings withheld to purchase Company stock, with a value not to exceed $25,000, at the close of the offering period. The purchase price is 85 percent of the first or last day's closing market price for each offering period, whichever is lower.

1996 Employee Stock Option Plan - In August 1995, the Company adopted the 1996 Employee Stock Option Plan. The plan provides for grants of options to purchase up to 3,575,000 shares of the Company's common stock to employees of the
Company, of which 3,098,631 were outstanding at March 31, 1997.   Under the
terms of the plan, the Company may grant nonqualified options at the fair market value of the stock on the date of grant. During fiscal 1997, the Company granted 1,804,578 options under the 1996 Employee Stock Option Plan.

1993 Employee Stock Option Plan - In November 1992, the Company adopted the 1993 Employee Stock Option Plan. The plan provides for grants of options to purchase up to 2,700,000 shares of the Company's common stock to officers and key employees of the Company, of which 1,426,966 non qualified options were outstanding at March 31, 1997. Under the terms of the plan, the Company may grant incentive stock options at the fair market value of the stock on the date of grant or nonqualified stock options at a price not less than

50% of fair market value or $1.00 per share. The plan also provides for stock appreciation rights which may be granted independently, or in conjunction with any stock option granted under the plan. Stock options and appreciation rights expire ten years from the date of grant. In addition, the Company may award shares of restricted stock to participants subject to the terms and conditions specified at the time of the award. During fiscal 1997, the Company granted 347,374 options under the 1993 Employee Stock Option Plan.

1992 Employee Stock Option Plan - The 1992 Employee Stock Option Plan provides for grants of options to purchase shares of common stock to officers and key employees of the Company. Under this plan, up to 2,100,000 shares of common stock may be granted to officers and key employees. The provisions of the plan are identical to the Company's 1993 Employee Stock Option Plan. There were 1,238,170 non-qualified options outstanding at March 31, 1997 under the 1992 Employee Stock Option Plan.

Non-Employee Director Stock Option Plan - In July 1992, the Company adopted the Stock Option Plan for Non-Employee Directors. Under this plan, 300,000 shares of common stock are reserved for issuance to non-employee directors of the Company who have not been employees of the Company, any subsidiary of the Company or any entity which controls more than 10% of the total combined voting power of the Company's capital stock for at least one year prior to becoming director. In June 1995, the Compensation Committee amended the provisions of this plan to provide for the one-time grant of 20,000 option shares to each new non-employee director in addition to an annual grant of 5,000 option shares to each non-employee director. During fiscal 1997, 60,000 options were granted under the Non-Employee Director Stock Option Plan of which 150,000 options were outstanding at March 31, 1997.

Options generally vest in cumulative annual installments over a three to five year period. All options expire ten years from the date of grant.

At March 31, 1997, a total of 415,641 options were outstanding under plans that were terminated by the Company, of which 364,344 are fully vested. All outstanding options under the terminated plans remain in effect in accordance with the terms under which they were granted.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans since the options have exercise prices of not less than the market value of Compuware common stock at the date of grant.

If compensation cost for stock option grants had been determined based on the fair value at the grant dates for fiscal 1997, 1996 and 1995 consistent with the method prescribed by SFAS No. 123, Compuware's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:


                                                              1997       1996      1995
                                                           ---------   --------  ---------
        Net Earnings
         As reported                                        $97,436    $44,242    $62,097
         Pro forma                                           85,319     37,565     59,571

        Earnings per Share, on a post-split basis
         As reported                                           1.08       0.49       0.65
         Pro forma                                             0.95       0.42       0.63

During the initial phase-in period, as required by SFAS No. 123, the pro forma amounts were determined based on stock option grants during 1997, 1996 and 1995 only. The pro forma amounts for compensation cost may not be indicative of the effects on net earnings and earnings per share for future years.

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997, 1996 and 1995, respectively: expected volatility of 55.22, 64.73 and 50.34 percent; risk-free interest rates of 6.6, 6.6 and 6.5 percent; and expected lives at date of grant of 4.3,
4.8 and 5.0. Dividend yields were not a factor as the Company has never issued cash dividends and has no plans to do so in the future.

A summary of the status of fixed stock option grants under Compuware's stock-based compensation plans as of March 31, 1997, 1996 and 1995, and changes during the years ending on those dates is as follows (shares in thousands):


                                  1997                    1996                     1995
                         ----------------------  ----------------------   -----------------------
                         Shares                  Shares                   Shares
                         Under   Weighted-Avg.    Under   Weighted-Avg.    Under   Weighted-Avg.
                         Option  Exercise Price  Option   Exercise Price  Option   Exercise Price
                         ------  --------------  -------  --------------  -------  --------------

Outstanding at
 beginning of year        5,052      $18.50       3,644       $15.73       4,997      $11.79
Granted                   2,212       55.17       2,007        22.95         242       39.34
Exercised                 (628)       21.98        (295)        9.69      (1,391)       6.68
Forfeited                 (307)       21.89        (304)       23.36        (204)       8.88
                        -------                 -------                  -------
Outstanding at end
 of year                  6,329      $30.60       5,052       $18.50       3,644      $15.73
                        =======                 =======                  =======
Options exercisable
 at year end              2,661      $16.10       2,556       $14.34       2,133      $13.35
                        =======                 =======                  =======
Weighted-average
 fair value of options
 granted during the
 year                    $29.42                  $13.87                   $23.46
                        =======                 =======                  =======


The following table summarizes information about fixed stock options outstanding at March 31, 1997 (shares in thousands):

                                     Options Outstanding                       Options Exercisable
                           ---------------------------------------          ------------------------
                           Shares                                            Shares
                            Under   Weighted-Avg.   Weighted-Avg.             Under   Weighted-Avg.
                           Option   Remaining Life  Exercise Price           Option   Exercise Price
                           -------  --------------  --------------           -------  --------------
Range of  Exercise Prices
$0.37 to $10.00               948       4.59           $7.11                    902      $  7.29
10.01 to  20.00             1,332       5.43           16.38                  1,326        16.38
20.01 to  30.00             1,874       8.41           22.51                    146        22.64
30.01 to  40.00               287       7.72           36.14                    156        35.76
40.01 to  50.00               284       7.93           43.05                    131        43.35
50.01 to  66.25             1,604       9.90           62.54                     -           -
                            -----                                             -----
                            6,329       7.54          $30.60                  2,661      $ 16.10
                            =====                                             =====

The maximum number of shares for which additional options may be granted was 680,092 at March 31, 1997, 2,586,906 at March 31,1996 and 1,559,110 at March
31, 1995. At March 31, 1997, a total of 7,009,500 shares of the Company's common stock are reserved for issuance under all option plans. Income tax benefits associated with the exercise of stock options are reflected as adjustments to additional paid-in capital.

Employee Stock Ownership Plan - In July 1986, the Company established an Employee Stock Ownership Plan (ESOP) and Trust. Under the terms of the ESOP, the Company makes annual contributions to the Plan for the benefit of substantially all employees of the Company. The contribution may be in the form of cash or common shares of the Company. The Board of

Directors may authorize contributions between a maximum of 25% of eligible compensation and a minimum sufficient to cover current obligations of the Plan. The Company made contributions of $2,330,000, $1,508,000 and $1,155,000 in fiscal 1997, 1996 and 1995, respectively. The provisions of SFAS No. 123 do not apply to the Employee Stock Ownership Plan.

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended March 31, 1997 and 1996 are as follows (in thousands, except for per share data):


                                        First     Second    Third     Fourth
                                       Quarter   Quarter   Quarter   Quarter     Year
Fiscal 1997:                           ------    -------   -------   -------     ----
  Revenues                             $162,338  $184,266  $213,713  $252,579  $812,896
  Operating income                        3,651    25,646    47,020    67,359   143,676
  Pre-tax income                          4,883    26,694    48,345    69,464   149,386
  Net income (1)                          3,257    16,100    32,246    45,833    97,436
  Earnings per share (post-split) (1)      0.04      0.18      0.36      0.50      1.08
  Earnings per share (pre-split) (1)       0.07      0.36      0.72      1.01      2.17

Fiscal 1996:
  Revenues                             $126,174  $139,954  $161,298  $186,933  $614,359
  Operating income                        9,477    18,795     7,302    36,194    71,768
  Pre-tax income                         11,800    20,610     8,902    37,471    78,783
  Net income (loss) (2)                   7,788    13,828    (2,367)   24,993    44,242
  Earnings (loss) per share
     (post-split) (2)                      0.08      0.15     (0.03)     0.29      0.49
  Earnings (loss) per share
     (pre-split) (2)                       0.17      0.31     (0.06)     0.58      0.99

  (1) In fiscal 1997, the Company incurred special pre-tax charges totaling $16,670,000 and $5,120,000 in the first and second quarters, respectively. The charges include $16,670,000 and $5,120,000 for purchased research and development expensed in connection with the Direct Technology and DRD Promark acquisitions, respectively (Note 2). Excluding these charges, in fiscal 1997 net income was $14,376,000 and $21,220,000 and earnings per share was $0.16 and $0.24 on a post-split basis, or $0.33 and $0.48 on a pre-split basis, for the first and second quarters, respectively. For the year ended March 31, 1997, net income and earnings per share, excluding special charges, was $113,675,000 and $1.26 per share on a post-split basis, or $2.53 on a pre-split basis.

  (2) In fiscal 1996, the Company incurred special pre-tax charges totaling $24,943,000 and $10,688,000 in the third and fourth quarters, respectively. The charges include $24,943,000 for purchased research and development expensed in connection with the CoroNet Systems, Inc. acquisition (Note 2) and $10,688,000 for restructuring costs incurred in connection with the reorganization of the Company's operating units and corporate functions. Excluding these charges, in fiscal 1996 net income was $22,576,000 and $32,122,000 and earnings per share was $0.26 and $0.37 on a post-split basis, or $0.52 and $0.74 on a pre-split basis, for the third and fourth quarters, respectively. For the year ended March 31, 1996, net income and earnings per share, excluding special charges, was $76,314,000 and $0.85 per share on a post-split basis, or $1.70 per share on a pre-split basis.

     13.  SUBSEQUENT EVENTS (UNAUDITED)

     Business Combinations - In April 1997, the Company acquired all of the outstanding stock of Vine Systems Company Ltd., a professional services company, for approximately 3,100,000 pounds sterling (approximately $5,022,000 U.S. dollars). The acquisition will be accounted for by the purchase method of accounting.

     Common Stock and Additional Paid-in Capital - On April 3, 1997 the Company's shareholders approved an increase in the Company's authorized shares of common stock from 80,000,000 to 200,000,000 shares to permit a two-for-one stock split which was previously approved by the Board of Directors. The stock split was effected by means of a 100% stock dividend, as of April 14, 1997 to holders of record as of April 4, 1997. In the period of delivery, the balance sheet will be adjusted for a stock split by increasing common stock par value and reducing capital surplus. In accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share", certain per share amounts have been adjusted to reflect the stock split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


Certain information required by Part III is omitted from this report in that the registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement.

Executive Officers of the Registrant

The executive officers of the Company, who are elected by and serve at the discretion of the Company's Board of Directors, are as follows as of June 3, 1997:




        Name          Age                      Position
        ----          ---                      --------
Peter Karmanos, Jr.   54   Chairman of the Board and Chief Executive Officer
Joseph A. Nathan      44   President and Chief Operating Officer
John N. Shevillo      61   Senior Vice President, Enterprise Solutions
Ralph A. Caponigro    65   Senior Vice President, Chief Financial Officer
                           (Chief Accounting Officer) and Treasurer
Stephen H. Fagan      42   Senior Vice President, Professional Services
Henry A. Jallos       48   Senior Vice President
Denise A. Knobblock   41   Senior Vice President
Shiela McKinnon       50   Senior Vice President
W. James Prowse       54   Senior Vice President
Eliot R. Stark        44   Senior Vice President
Thomas Costello, Jr.  43   Vice President, General Counsel and Secretary


Peter Karmanos, Jr., is a founder of the Company and has served as Chairman of the Board since November 1978, as Chief Executive Officer since July 1987 and as President from January 1992 through October 1994.

Joseph A. Nathan has served as President/Chief Operating Officer since October 1994. From December 1990 through October 1994, Mr. Nathan was Senior Vice President and Chief Operating Officer - Products Division.

   John N. Shevillo has served as Senior Vice President, Enterprise Solutions since April 1997. From December 1991 through March 1997, Mr. Shevillo was Senior Vice President, Professional Services.

   Ralph A. Caponigro has served as Treasurer since May 1995 and as Senior Vice President and Chief Financial Officer of Compuware since July 1990.

   Stephen H. Fagan has served as Senior Vice President, Professional Services since April 1997. From November 1994 through March 1997, Mr. Fagan was Senior Vice President, Enterprise Systems. From 1987 through November 1994, Mr. Fagan was Vice President, European Operations.

   Henry A. Jallos has served as Senior Vice President, Worldwide Sales since November 1994 and as Vice President, North American Sales from March 1988 through November 1994.

   Denise A. Knobblock has served as Senior Vice President Administration since January 1995. From January 1992 through December 1994, Ms Knobblock was Director of Facilities/Administration.

   Shiela McKinnon has served as Senior Vice President, Human Resources since August 1996. From January 1995 through August 1996, Ms. McKinnon served as Vice President, Human Resources. From May 1993 through January 1995, Ms. McKinnon was Director of Human Resources and Manager of Human Resources from March 1992 through May 1993.

   W. James Prowse has served as Senior Vice President of Compuware since January 1992.

   Eliot R. Stark has served as Senior Vice President of Compuware since June 1995. From 1976 through May 1995, Mr. Stark was employed by Comerica Incorporated serving as Senior Vice President - Corporate Development and Planning, Director of Information Technology Services and Director of Real Estate Development and Management from 1988 through 1995.

   Thomas Costello, Jr. has served as General Counsel of Compuware since January 1985. He has served as Vice President since January 1995 and Secretary since May 1995.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is incorporated by reference to the Company's Proxy Statement.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED AS PART OF THIS REPORT.

     1. CONSOLIDATED FINANCIAL STATEMENTS

          The following consolidated financial statements of the Company and its subsidiaries are filed herewith:

                                                                        Page
                                                                        ----
            Independent Auditors'  Report                                20

            Consolidated Balance Sheets as of March 31, 1997 and 1996    21

            Consolidated Statements of Income for each of the years
            ended March 31, 1997, 1996 and 1995                          22

            Consolidated Statements of Shareholders' Equity for each of
            the years ended March 31, 1997, 1996 and 1995                23

            Consolidated Statements of Cash Flows for each of the years
            ended March 31, 1997, 1996 and 1995                          24

            Notes to Consolidated Financial Statements                   25-37


     2. FINANCIAL STATEMENT SCHEDULE INCLUDED IN PART IV OF THIS FORM:


            Independent Auditors'  Report                                44

            Schedule II - Valuation and Qualifying Accounts              45


          All other financial statement schedules not listed above are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

3. EXHIBITS

The following exhibits are filed herewith or incorporated by reference:


Exhibit
Number   Description of Document
-------  -----------------------

 2.1     Stock Exchange Agreement, dated as of March 16, 1994, by
         and among Compuware Corporation, Uniface Holding B.V., the
         Sellers therein and the Sellers' Agent. (3)
 3.1     Restated Articles of Incorporation of Compuware
         Corporation, as amended. (1)
 3.2     Certificate of Amendment to the Articles of Incorporation
         dated April 28, 1994. (3)
 3.3     Certificate of Correction to the Articles of Incorporation dated
         May 9, 1994. (3)
 3.4     Certificate of Restated Bylaws of Compuware Corporation, as
         amended. (1)
 3.5     Certificate of Amendment to the Articles of Incorporation dated
         April 3, 1997.
10.4     1992 Stock Option Plan. (1)
10.22    Promotion Agreement, dated March 1, 1990, and Amendment dated
         December 26, 1990, between Computer Hockey Corporation and the
         Company. (1)
10.23    Agreement, dated October 28, 1982, between Compuware Hockey
         Club, L.P. and the Company, as amended. (1)
10.24    Promotion Agreement, dated September 8, 1992, between
         Compuware Sports Corporation and the Company. (1)
10.31    Compuware Corporation Shareholder Agreement, dated November
         5, 1992, among the Company and certain of its shareholders. (2)
10.32    Letter Agreement, dated October 22, 1992, among the Company,
         General Atlantic Partners II, L.P. and GAP-Compuware Partners, L.P. (2)
10.35    Fiscal 1993 Stock Option Plan. (1)
10.36    Stock Option Plan for Non-Employee Directors. (1)
10.50    Registration Rights Agreement dated as of March 16, 1994 by and among the Company, Uniface Holding B.V., the Sellers listed therein and the Sellers' Agent. (3)
10.53    Agreement of Sale and Purchase, dated July 28, 1994, between
         Etkin CW Associates Limited Partnership and the Company.  (4)
10.57    Agreement for Purchase of Software, dated as of June 10,
         1994, between Clavius Overseas Limited (APT) and the Company. (4)
10.58 Stockholders' Agreement, dated August 1, 1990, by and among the Company and the Stockholders therein. (4)
10.59    Employment Agreement, dated as of April 1, 1995, between the
         Company and Peter Karmanos, Jr. (5)
10.60    Employment Agreement, dated as of April 1, 1995, between the
         Company and Joseph Nathan. (5)
10.61    Employment Agreement, dated as of April 1, 1995, between the
         Company and John Shevillo. (5)
10.62    Employment Agreement, dated as of April 1, 1995, between the
         Company and Ralph Caponigro. (5)
10.64    Employment Agreement, dated as of April 1, 1995, between the
         Company and Stephen Fagan. (5)
10.65    Employment Agreement, dated as of April 1, 1995, between the
         Company and Henry Jallos. (5)
10.66    Employment Agreement, dated as of April 1, 1995, between the
         Company and Denise Knobblock. (5)

10.67 Employment Agreement, dated as of April 1, 1995, between the Company and W. James Prowse. (5)
10.68   Amended and Restated Revolving Loan Agreement. (5)
10.69 Agreement and Plan of Reorganization dated as of October 17, 1995 between CoroNet Systems, Inc. and the Company. (6)
10.70 Escrow Agreement made as of October 17, 1995 between CoroNet Systems, Inc., the Company and the Escrow Agent. (6)
10.71 Agreement and Plan of Merger, dated as of January 10, 1996, between the Company and Technalysis Corporation. (7)
10.72 Agreement and Plan of Merger, dated as of May 31, 1996, between Adams & Reynolds & Company and the Company. (8)
10.73 Agreement for the Sale and Purchase of the Issued Share Capital of Direct Technology Limited dated May 1996. (8)
10.74 Amendment to Employment Agreement, dated as of April 1, 1996, between the Company and Peter Karmanos, Jr.
10.75 Amendment to Employment Agreement, dated as of April 1, 1996, between the Company and Joseph A. Nathan.
10.76 Amendment to Employment Agreement, dated as of April 1, 1996, between the Company and John N. Shevillo.
10.77 Amendment to Employment Agreement, dated as of April 1, 1996, between the Company and W. James Prowse.
10.78 Amendment to Employment Agreement, dated as of April 1, 1996, between the Company and Henry A. Jallos.
10.79 Amendment to Employment Agreement, dated as of April 1, 1996, between the Company and Stephen H. Fagan.
11.1 Computation of Compuware Corporation and Subsidiaries net income per common share.
21.1    Subsidiaries of the Registrant. (4)
23.1    Independent Auditors' Consent
27.0    Financial Data Schedule

        ---------------
        (1)  Incorporated by reference to the
             corresponding exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-53652).
        (2)  Incorporated by reference to the
             corresponding exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-63400).
        (3)  Incorporated by reference to the
             corresponding exhibit to the Registration Statement on Form S-4, as amended (Registration No. 33-78822).
        (4)  Incorporated by reference to the
             corresponding exhibit to the Registration Statement on Form S-3, as amended (Registration No. 33-82734).
        (5)  Incorporated by reference to the
             corresponding exhibit to the 1995 Annual Report on Form
             10-K.
        (6)  Incorporated by reference to the
             corresponding exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.
        (7)  Incorporated by reference to the
             corresponding exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995.
        (8)  Incorporated by reference to the
             corresponding exhibit to the 1996 Annual Report on Form
             10-K.

(b)  REPORTS ON FORM 8-K

        The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington Hills, State of Michigan on June 16, 1997.

                              COMPUWARE CORPORATION


                              By:  /S/ PETER KARMANOS, JR.
                                   ---------------------------------------
                                   Peter Karmanos, Jr.
                                   Chairman of the Board,
                                   Chief Executive Officer
                                   (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


       Signature                                    Title                                Date
------------------------       -----------------------------------------------       -------------
/S/ PETER KARMANOS, JR.        Chairman of the Board, Chief Executive Officer        June 16, 1997
---------------------------    and Director (Principal Executive Officer)
    Peter Karmanos, Jr.

/S/ THOMAS THEWES              Vice Chairman of the Board and Director               June 16, 1997
---------------------------
    Thomas Thewes

/S/ JOSEPH A. NATHAN           President, Chief Operating Officer and Director       June 16, 1997
---------------------------
    Joseph A. Nathan

/S/ RALPH A. CAPONIGRO         Senior Vice President, Chief Financial Officer        June 16, 1997
---------------------------     (Chief Accounting Officer) and Treasurer
    Ralph A. Caponigro

/S/ W. JAMES PROWSE            Senior Vice President and Director                    June 16, 1997
---------------------------
    W. James Prowse

                               Director
---------------------------
    Bernard Goldsmith

                               Director
---------------------------
    William O. Grabe

                               Director
---------------------------
    William Halling

/S/ G. SCOTT ROMNEY            Director                                              June 16, 1997
---------------------------
    G. Scott Romney

                               Director
---------------------------
    Lowell Weicker, Jr.

INDEPENDENT AUDITORS' REPORT


TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF COMPUWARE CORPORATION:

We have audited the consolidated financial statements of Compuware Corporation and subsidiaries as of March 31, 1997 and 1996 and for each of the three years in the period ended March 31, 1997, and have issued our report thereon dated May 5, 1997; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Compuware Corporation and subsidiaries, listed in Item 14 (a) 2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Detroit, Michigan
May  5, 1997

                    COMPUWARE CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                (IN THOUSANDS)



            COLUMN A                       COLUMN B                    COLUMN C                    COLUMN D           COLUMN E
            --------                       --------          -----------------------------         --------           --------
                                                                       ADDITIONS
                                                             -----------------------------
                                                                                 CHARGED
                                           BALANCE AT          CHARGED           TO OTHER              (1)            BALANCE AT
                                           BEGINNING           TO COSTS         ACCOUNTS--         DEDUCTIONS--         END OF
          DESCRIPTION                      OF PERIOD         AND EXPENSES        DESCRIBE           DESCRIBE            PERIOD
          -----------                      ----------        ------------       ----------         ------------       ----------
Allowance for doubtful accounts:
   Year ended March 31, 1997                 $5,244             $5,106                                $3,409             $6,941
   Year ended March 31, 1996                  1,605              7,355                                 3,716              5,244
   Year ended March 31, 1995                  1,390                805                                   590              1,605

---------------
(1) Write-off of uncollectible accounts, product maintenance cancellations and service cost overruns.

                                 EXHIBIT INDEX

Exhibit
Number          Description of Document
-------         -----------------------
 2.1            Stock Exchange Agreement, dated of March 16, 1994, by and among
                Compuware Corporation, Uniface Holding B.V., the Sellers therein and the
                Sellers' Agent. (3)
 3.1            Restated Articles of Incorporation of Compuware Corporation, as amended. (1)
 3.2            Certificate of Amendment to the Articles of Incorporation dated April 28, 1994.
                (3)
 3.3            Certificate of Correction to the Articles of Incorporation dated May 9, 1994. (3)
 3.4            Certificate of Restated Bylaws of Compuware Corporation, as amended. (1)
 3.5            Certificate of Amendment to the Articles of Incorporation dated April 3, 1997.
10.4            1992 Stock Option Plan. (1)
10.22           Promotion Agreement, dated March 1, 1990, and Amendment dated December
                26, 1990, between Computer Hockey Corporation and the Company. (1)
10.23           Agreement, dated October 28, 1982, between Compuware Hockey Club, L.P.
                and the Company, as amended. (1)
10.24           Promotion Agreement, dated September 8, 1992, between Compuware Sports
                Corporation and the Company. (1)
10.31           Compuware Corporation Shareholder Agreement, dated November 5, 1992, among the Company and certain of its shareholders. (2)
10.32           Letter Agreement, dated October 22, 1992, among the Company, General
                Atlantic Partners II, L.P. and GAP-Compuware Partners, L.P. (2)
10.35           Fiscal 1993 Stock Option Plan. (1)
10.36           Stock Option Plan for Non-Employee Directors. (1)
10.50           Registration Rights Agreement dated as of March 16, 1994 by and among the
                Company, Uniface Holding B.V., the Sellers listed therein and the Seller's
                Agent. (3)
10.53           Agreement of Sale and Purchase, dated July 28, 1994, between Etkin CW
                Associates Limited Partnership and the Company. (4)
10.57           Agreement for Purchase of Software, dated as of June 10, 1994, between
                Clavius Overseas Limited (APT) and the Company. (4)
10.58           Stockholders' Agreement, dated August 1, 1990, by and among the Company and the Stockholders therein. (4)
10.59           Employment Agreement, dated as of April 1, 1995, between the Company and
                Peter Karmanos, Jr. (5)
10.60           Employment Agreement, dated as of April 1, 1995, between the Company and
                Joseph Nathan. (5)
10.61           Employment Agreement, dated as of April 1, 1995, between the Company and
                John Shevillo. (5)
10.62           Employment Agreement, dated as of April 1, 1995, between the Company and
                Ralph Caponigro. (5)
10.64           Employment Agreement, dated as of April 1, 1995, between the Company and
                Stephen Fagan. (5)
10.65           Employment Agreement, dated as of April 1, 1995, between the Company and
                Henry Jallos. (5)
10.66           Employment Agreement, dated as of April 1, 1995, between the Company and
                Denise Knobblock. (5)
10.67           Employment Agreement, dated as of April 1, 1995, between the Company and
                W. James Prowse. (5)
10.68           Amended and Restated Revolving Loan Agreement. (5)
10.69           Agreement and Plan of Reorganization dated as of October 17, 1995 between
                CoroNet Systems, Inc. and the Company. (6)
10.70           Escrow Agreement made as of October 17, 1995 between CoroNet Systems,
                Inc., the Company and the Escrow Agent. (6)
10.71           Agreement and Plan of Merger, dated as of January 10, 1996, between the
                Company and Technalysis Corporation. (7)
10.72           Agreement and Plan of Merger, dated as of May 31, 1996, between Adams &
                Reynolds & Company and the Company. (8)
10.73           Agreement for the Sale and Purchase of the Issued Share Capital of Direct
                Technology Limited dated May 1996. (8)
10.74           Amendment to Employment Agreement, dated as of April 1, 1995, between the Company and Peter Karmanos, Jr.
10.75           Amendment to Employment Agreement, dated as of April 1, 1995, between the Company and Joseph A. Nathan.
10.76           Amendment to Employment Agreement, dated as of April 1, 1995, between the Company and John N. Shevillo.
10.77           Amendment to Employment Agreement, dated as of April 1, 1995, between the Company and W. James Prowse.
10.78           Amendment to Employment Agreement, dated as of April 1, 1995, between the Company and Henry A. Jallos.
10.79           Amendment to Employment Agreement, dated as of April 1, 1995, between the Company and Stephen H. Fagan.
11.1            Computation of Compuware Corporation and Subsidiaries net income per common share.
21.1            Subsidiaries of the Registrant. (4)
23.1            Independent Auditors' Consent
27.0            Financial Data Schedule

                ------------------------
                (1)     Incorporated by reference to the corresponding exhibit to the
                        Registration Statement on Form S-1, as amended (Registration
                        No. 33-53652).
                (2)     Incorporated by reference to the corresponding exhibit to the
                        Registration Statement on Form S-1, as amended (Registration
                        No. 33-63400).
                (3)     Incorporated by reference to the corresponding exhibit to the
                        Registration Statement on Form S-4, as amended (Registration
                        No. 33-78822).
                (4)     Incorporated by reference to the corresponding exhibit to the
                        Registration Statement on Form S-3, as amended (Registration
                        No. 33-82734).
                (5)     Incorporated by reference to the corresponding exhibit to the
                        1995 Annual Report on Form 10-K.
                (6)     Incorporated by reference to the corresponding exhibit to the
                        Quarterly Report on Form 10-Q for the quarterly period ended
                        September 30, 1995.
                (7)     Incorporated by reference to the corresponding exhibit to the
                        Quarterly Report on Form 10-Q for the quarterly period ended
                        December 31, 1995.
                (8)     Incorporated by reference to the corresponding exhibit to the 1996
                        Annual Report on Form 10-K.
