Form 10-Q
period 1997-06-30
COMPUWARE CORPORATION
filed 1997-08-14
CIK 859014

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

        (Mark One)


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                         OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                              -----        ------

COMMISSION FILE NUMBER 0-20900



                             COMPUWARE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                         MICHIGAN                  38-2007430
              (State or other jurisdiction of     (IRS Employer
              incorporation or organization)   Identification No.)


                31440  NORTHWESTERN HIGHWAY
                   FARMINGTON HILLS, MI                  48334-2564
               (Address of principal executive offices)  (Zip Code)


Registrant's telephone number including area code:  (248)737-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

As of August 6, 1997, there were outstanding 86,685,910 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 12 pages

PART I.  FINANCIAL INFORMATION                                           Page
                                                                         ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 1997 and March 31, 1997                                  3

         Condensed Consolidated Statements of Operations
         for the three months ended June 30, 1997 and 1996                 4

         Condensed Consolidated Statements of Cash Flows
         for the three months ended June 30, 1997 and 1996                 5

         Notes to Condensed Consolidated Financial
         Statements                                                        6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 11

SIGNATURES                                                                12

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                            JUNE 30,        MARCH 31,
                        ASSETS                                1997            1997
                                                            ---------       ---------
                                                         (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                  $113,476        $107,341
  Investments                                                  27,789          26,604
  Accounts receivable, net                                    263,572         290,922
  Deferred tax asset                                            8,483           9,747
  Refundable income taxes                                       6,760           9,593
  Prepaid expenses and other current assets                    13,510           7,605
                                                             --------        --------
    Total current assets                                      433,590         451,812
                                                             --------        --------
INVESTMENTS                                                    59,005          44,465
                                                             --------        --------
PROPERTY AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION AND AMORTIZATION                                75,548          70,578
                                                             --------        --------
CAPITALIZED SOFTWARE, LESS ACCUMULATED
  AMORTIZATION                                                 51,904          53,355
                                                             --------        --------
OTHER:
  Accounts receivable                                          63,003          54,637
  Deferred tax asset                                           10,045          11,084
  Excess of cost over fair value of net assets acquired,
    less accumulated amortization                              59,882          55,700
  Other assets                                                 13,557          13,776
                                                             --------        --------
    Total other assets                                        146,487         135,197
                                                             --------        --------
TOTAL ASSETS                                                 $766,534        $755,407
                                                             ========        ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                           $ 14,259        $ 24,275
  Accrued expenses                                             68,545          83,662
  Deferred revenue                                            154,705         164,367
                                                             --------        --------
    Total current liabilities                                 237,509         272,304
DEFERRED REVENUE                                               36,709          31,399
LONG TERM DEBT                                                 10,711           6,068
                                                             --------        --------
    Total liabilities                                         284,929         309,771
                                                             --------        --------
SHAREHOLDERS' EQUITY:
  Common stock                                                    864             429
  Additional paid-in capital                                  220,947         213,422
  Retained earnings                                           260,902         232,630
  Foreign currency translation adjustment and other            (1,108)           (845)
                                                             --------        --------
    Total shareholders' equity                                481,605         445,636
                                                             --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $766,534        $755,407
                                                             ========        ========

See notes to consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                   THREE MONTHS ENDED
                                                       JUNE 30,
                                                   -------------------
                                                     1997       1996
                                                   --------   --------
REVENUES:
  Software license fees                            $ 76,261   $ 49,871
  Maintenance fees                                   56,317     50,623
  Professional services fees                         91,900     61,844
                                                   --------   --------
    Total revenues                                  224,478    162,338
                                                   --------   --------
OPERATING EXPENSES:
  Cost of software license fees                       4,814      4,852
  Cost of maintenance                                 7,113      6,463
  Cost of professional services                      80,821     55,285
  Software product development                       13,562     11,664
  Sales and marketing                                66,235     53,955
  Administrative and general                         11,935      9,798
  Purchased research and development                            16,670
                                                   --------   --------
    Total operating expenses                        184,480    158,687
                                                   --------   --------
INCOME FROM OPERATIONS                               39,998      3,651
OTHER INCOME                                          2,389      1,232
                                                   --------   --------
INCOME  BEFORE INCOME TAXES                          42,387      4,883
INCOME TAX PROVISION                                 14,115      1,626
                                                   --------   --------
NET INCOME                                         $ 28,272   $  3,257
                                                   ========   ========
Net income per common share                        $   0.31   $   0.04
                                                   ========   ========
Weighted average number of common and
  common equivalent shares outstanding (Note 2)      92,480     88,222
                                                   ========   ========

See notes to consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                              JUNE 30,
                                                                   ---------------------------
                                                                     1997               1996
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $ 28,272           $  3,257
  Adjustments to reconcile net income to cash provided by
    operations:
    Purchased research and development                                                  16,670
    Depreciation and amortization                                     8,804              8,432
    Tax benefit from exercise of stock options                        4,111                244
    Other                                                              (243)              (479)
    Net change in assets and liabilities, net of effects from
      acquisitions:
        Accounts receivable                                          19,927             27,371
        Prepaid expenses and other current assets                    (5,757)              (803)
        Other assets                                                   (104)               755
        Accounts payable and accrued expenses                       (25,799)           (10,181)
        Deferred revenue                                             (4,352)            (8,081)
        Refundable income taxes                                       2,622             (4,891)
        Deferred income taxes                                         2,303                732
                                                                   --------           --------
          Net cash provided by operating activities                  29,784             33,026
                                                                   --------           --------
CASH USED IN INVESTING ACTIVITIES:
  Purchase of:
    Businesses                                                         (709)           (53,506)
    Property and equipment                                           (8,178)            (6,613)
    Capitalized software                                             (2,609)            (2,515)
  Investments:
    Proceeds from maturity                                           19,343             20,953
    Purchases                                                       (35,345)           (17,098)
  Other                                                                                    (90)
                                                                   --------           --------
          Net cash used in investing activities                     (27,498)           (58,869)
                                                                   --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from exercise of stock options                         3,849              1,242
                                                                   --------           --------
          Net cash provided by financing activities                   3,849              1,242
                                                                   --------           --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  6,135            (24,601)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    107,341             77,771
                                                                   --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $113,476           $ 53,170
                                                                   ========           ========

See notes to consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 1997 included in the Company's Annual Report to Shareholders and the Company's Form 10-K filed with the Securities and Exchange Commission.


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

Shares used in computing net income per common share were calculated as follows (in thousands):

                                         Three Months Ended
                                              June 30,
                                        --------------------
                                           1997       1996
                                        ---------  ---------
Weighted average common
 shares outstanding                       86,193     84,684

Dilutive effect of stock options           6,287      3,538
                                          ------     ------
Weighted average number of common and
 common equivalent shares outstanding     92,480     88,222
                                          ======     ======

NOTE 3 - RESTRUCTURING AND MERGER-RELATED ACCRUAL

In fiscal 1996, the Company recognized $10,688,000 of special charges related to the reorganization of the Company's operating units and the decentralization of certain corporate office functions. The components of the restructuring reserve, as ultimately executed, included $5,806,000 for severance related costs for employees made redundant by the reorganization, and $4,882,000 for estimated future leasing costs of abandoned offices in the United States and
Europe.   At June 30, 1997, the remaining costs accrued of approximately
$3,800,000 are for future lease expenses. These costs are expected to be paid over a period not to exceed the remaining lease terms, which extend through April 2002.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 1997
                                  (CONTINUED)



NOTE 4 - ACQUISITION

Vine Systems Company Ltd - In April 1997, the Company acquired Vine Systems Company Ltd., a professional services firm, for approximately 3,100,000 pounds sterling (approximately $5,022,000 U.S. dollars). Of the total purchase price, approximately $566,000 was paid in cash. The Company issued notes for the remaining $4,456,000. The acquisition has been accounted for as a purchase, and accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $4,841,000 and is being amortized over a fifteen-year period on a straight-line basis.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" in February 1997. The Company is required to adopt this Statement with its interim period ending
December 31, 1997.   The adoption of this new standard is not expected to have
a material impact on the Company's financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the Company's consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:



                                           Percentage of       Period-
                                           Total Revenues     to-Period
                                        --------------------   Change
                                         Three Months Ended   ---------
                                              June 30,          1996
                                        --------------------     to
                                          1997       1996       1997
                                        ---------  ---------  ---------
Revenues:
  Software license fees                    34.0%      30.7%     52.9%
  Maintenance fees                         25.1       31.2      11.2
  Professional services fees               40.9       38.1      48.6
                                          -----      -----
    Total revenues                        100.0      100.0      38.3
                                          -----      -----
Operating expenses:
  Cost of software license fees             2.2        3.0      (0.8)
  Cost of maintenance                       3.2        4.0      10.1
  Cost of professional services            36.0       34.1      46.2
  Software product development              6.0        7.2      16.3
  Sales and marketing                      29.5       33.2      22.8
  Administrative and general                5.3        6.0      21.8
  Purchased research and development                  10.3    (100.0)
                                          -----      -----
   Total operating expenses                82.2       97.8      16.3
                                          -----      -----
Income from operations                     17.8        2.2     995.5
Interest and investment income, net         1.1         .8      93.9
                                          -----      -----
Income before income taxes                 18.9        3.0     768.1
                                          -----      -----
Income tax provision                        6.3        1.0     768.1
                                          -----      -----
Net income                                 12.6%       2.0%    768.0%
                                          =====      =====

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and the percentage change in such items compared to prior periods after excluding special charges from the calculations for the first three months of fiscal 1997.


                                        Percentage of
                                        Total Revenues       Period-to-Period
                                     --------------------         Change
                                      Three Months Ended     ----------------
                                           June 30,                1996
                                     --------------------           to
                                       1997       1996             1997
                                     ---------  ---------    ----------------
Income from operations                 17.8%      12.5%           96.8%
Interest and investment income, net     1.1        0.8            93.9%
                                      -----      -----
Income before income taxes             18.9       13.3            96.7%
Income tax provision                    6.3        4.4            96.7%
                                      -----      -----
  Net income                           12.6%       8.9%           96.7%
                                      =====      =====

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1996

Total revenues for the first quarter of fiscal 1998 were $224.5 million, an increase of $62.1 million, or 38.3%, as compared to $162.3 million for the first quarter of fiscal 1997. The Company experienced an increase in license fees, maintenance fees, and professional services fees during the three months ended June 30, 1997.

Software license fees increased $26.4 million, or 52.9%, to $76.3 million in the first quarter of fiscal 1998 from $49.9 million in the first quarter of fiscal 1997. The majority of the Company's product families experienced growth in license fees, with the largest percentage increase in its client/server testing and implementation and client/server systems management products.

Maintenance fee revenues increased $5.7 million, or 11.2%, to $56.3 million in the first quarter of fiscal 1998 from $50.6 million in the first quarter of fiscal 1997. The Company continues to experience growth in maintenance fees for all of its product families due to the growth in the number of installed copies of its products.

Revenues from professional services increased $30.1 million, or 48.6%, to $91.9 million in the first quarter of fiscal 1998 from $61.8 million in the first quarter of fiscal 1997. All of the Company's professional services offices experienced growth in revenues. The overall increase was due primarily to increased business at new and existing clients at the Company's Farmington Hills, Michigan, Columbus, Ohio, and Minneapolis, Minnesota, branches of $5.9
million, $2.9 million and $2.9 million, respectively.   The acquisitions of MC
Squared and Vine Systems Company Ltd in the first quarter of fiscal 1998 contributed approximately $3.2 million in growth in services revenue. In addition, revenues from client server/systems increased $3.5 million and training and implementation services in Europe accounted for $3.0 million of the increase.

Cost of software license fees remained constant in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. As a percentage of software license fees, these costs decreased to 6.3% in the first quarter of fiscal 1998 from 9.7% for the same period in fiscal 1997.

Cost of maintenance increased $650,000, or 10.1%, to $7.1 million in the first quarter of fiscal 1998 from $6.5 million in the first quarter of fiscal 1997. As a percentage of maintenance fees, these costs decreased to 12.6% in the first quarter of fiscal 1998 from 12.8% for the first quarter of fiscal 1997.

Cost of professional services increased $25.5 million, or 46.2%, to $80.8 million in the first quarter of fiscal 1998 from $55.3 million in the first quarter of fiscal 1997. The increase in these expenses was due primarily to the growth in the professional staff by 1,141 to 3,802 people at the end of the first

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

quarter of fiscal 1998 from 2,661 at the end of the same period in fiscal 1997. As a percentage of professional services fees, these costs decreased to 87.9% in the first quarter of fiscal 1998 from 89.4% in the first quarter of fiscal 1997.

Software product development costs increased $1.9 million or 16.3%, to $13.6 million in the first quarter of fiscal 1998 from $11.7 million in the first quarter of fiscal 1997. Before the capitalization of internally developed software products, total research and development expenditures increased $2.0 million to $16.0 million, or 13.8%, in the first quarter of fiscal 1998 from $14.0 million in the first quarter of fiscal 1997. Capitalized research and development expenditures as a percentage of total software product development costs decreased to 15.2% in the first quarter of fiscal 1998 from 16.9% in the first quarter of fiscal 1997.

Sales and marketing costs increased $12.3 million, or 22.8%, to $66.2 million in the first quarter of fiscal 1998 from $54.0 million in the first quarter of fiscal 1997. The increase in sales and marketing costs was due primarily to the expansion of the worldwide sales and marketing organizations and higher sales commissions associated with increased product sales.

Administrative and general costs increased $2.1 million, or 21.8%, to $11.9 million in the first quarter of fiscal 1998 from $9.8 million in the first quarter of fiscal 1997. The increase in these costs was due primarily to the increase in the costs of administration, corporate communications and employee development programs in order to support the Company's growth. As a percentage of total revenue, these costs decreased to 5.3% in the first quarter of fiscal 1998 from 6.0% in the first quarter of fiscal 1997.

During the first quarter of fiscal 1997, the Company recognized $16.7 million of expense for purchased research and development costs associated with the acquisition of Direct Technology Limited in May 1996.

Income from operations for the first quarter of fiscal 1998 was $40.0 million, as compared to income from operations of $3.7 million in the first quarter of fiscal 1997. Excluding the purchased research and development expense of $16.7 million described above, income from operations increased $19.7 million, or 96.8%, to $40.0 million in the first quarter of fiscal 1998 from $20.3 million in the first quarter of fiscal 1997. As a percentage of revenues, income from operations before special charges increased to 17.8% in the first quarter of fiscal 1998 from 12.5% in the same period of fiscal 1997.

Net interest and investment income for the first quarter of fiscal 1998 was $2.4 million as compared to $1.2 million in the first quarter of fiscal 1997. This increase in income was due primarily to higher average cash balances in the fiscal 1998 period as compared to the fiscal 1997 period.

In the first quarter of fiscal 1998, the Company had an income tax provision of $14.1 million, as compared to an income tax of $1.6 million, in the first
quarter of fiscal 1997.   The effective tax rate remains constant at 33.3%.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company held $200.3 million in cash and investments. The Company has no debt other than the $10.7 million of notes issued as part of the Direct Technology Limited and Vine Systems Co. Limited acquisitions.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits.

        The following exhibits are filed herewith.


        Exhibit
        Number   Description of Document
        -------  -----------------------------------------

        12.0     First Amendment to 1992 Stock Option Plan
        12.1     First Amendment to 1993 Stock Option Plan
        12.2     First Amendment to 1996 Stock Option Plan
        27.0     Financial Data Schedule

  (b) Reports on Form 8-K.

        None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COMPUWARE CORPORATION


Date: August 13, 1997                   By:  /s/ Joseph A. Nathan
                                             ---------------------------
                                             Joseph A. Nathan
                                             President
                                             Chief Operating Officer



Date:  August 13, 1997                  By:  /s/ Ralph A. Caponigro
                                             ---------------------------
                                             Ralph A. Caponigro
                                             Senior Vice President
                                             Chief Financial Officer

                                EXHIBIT INDEX

                                                        SEQUENTIALLY
EXHIBIT                                                   NUMBERED
NUMBER       DESCRIPTION                                   PAGE
-------      -----------                                ------------

12.0         First Amendment to 1992 Stock Option Plan
12.1         First Amendment to 1993 Stock Option Plan
12.2         First Amendment to 1996 Stock Option Plan
27.0         Financial Data Schedule