Form 10-Q
period 1997-09-30
COMPUWARE CORPORATION
filed 1997-11-13
CIK 859014

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                 OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from           to
                                     ---------     ----------



COMMISSION FILE NUMBER 0-20900



                             COMPUWARE CORPORATION
                             ---------------------
             (Exact name of registrant as specified in its charter)


                   MICHIGAN                              38-2007430
        (State or other jurisdiction of                 (IRS Employer
        incorporation or organization)               Identification No.)




       31440  NORTHWESTERN HIGHWAY
               FARMINGTON HILLS, MI                      48334-2564
      (Address of principal executive offices)           (Zip Code)


Registrant's telephone number including area code:  (248)737-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

As of November 7, 1997, there were outstanding 174,711,963 shares of Common Stock, on a post-split basis, par value $.01, of the registrant.


                               Page 1 of 17 pages

PART I.    FINANCIAL INFORMATION                                        Page
           ---------------------                                        ----

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of
           September 30, 1997 and March 31, 1997                           3

           Condensed Consolidated Statements of Operations
           for the three months and six months ended                       4
           September 30, 1997 and 1996

           Condensed Consolidated Statements of Cash Flows
           for the six months ended September 30, 1997 and 1996            5

           Notes to Condensed Consolidated Financial
           Statements                                                      6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   8


PART II.   OTHER INFORMATION
           -----------------

Item 4.    Submission of Matters to a Vote of Security Holders            15

Item 6.    Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                                17
----------

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                       SEPTEMBER 30,           MARCH 31,
                         ASSETS                                            1997                   1997
                         ------                                        --------------          ---------
                                                                        (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents                                                $ 97,729             $107,341
 Investments                                                                29,975               26,604
 Accounts receivable, net                                                  274,642              290,922
 Deferred tax asset                                                         10,095                9,747
 Refundable income taxes                                                    22,133                9,593
 Prepaid expenses and other current assets                                   9,070                7,605
                                                                          --------             --------
  Total current assets                                                     443,644              451,812
                                                                          --------             --------
INVESTMENTS                                                                 89,537               44,465
PROPERTY AND EQUIPMENT, LESS ACCUMULATED                                  --------             --------
 DEPRECIATION AND AMORTIZATION                                              78,196               70,578
                                                                          --------             --------
CAPITALIZED SOFTWARE, LESS ACCUMULATED
 AMORTIZATION                                                               53,028               53,355
                                                                          --------             --------
OTHER:
 Accounts receivable                                                        66,762               54,637
 Deferred tax asset                                                         11,421               11,084
 Excess of cost over fair value of net assets acquired,
  less accumulated amortization                                             58,579               55,700
 Other assets                                                               14,135               13,776
                                                                          --------             --------
  Total other assets                                                       150,897              135,197
                                                                          --------             --------
TOTAL ASSETS                                                              $815,302             $755,407
                                                                          ========             ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                         $ 15,273             $ 24,275
 Accrued expenses                                                           80,188               83,662
 Deferred revenue                                                          136,462              164,367
                                                                          --------             --------
  Total current liabilities                                                231,923              272,304
DEFERRED REVENUE                                                            39,300               31,399

LONG TERM DEBT                                                              10,609                6,068
                                                                          --------             --------
  Total liabilities                                                        281,832              309,771
                                                                          --------             --------
SHAREHOLDERS' EQUITY:
 Common stock                                                                  873                  429
 Additional paid-in capital                                                239,150              213,422
 Retained earnings                                                         295,552              232,630
 Foreign currency translation adjustment and other                          (2,105)                (845)
                                                                          --------             --------
  Total shareholders' equity                                               533,470              445,636
                                                                          --------             --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $815,302             $755,407
                                                                          ========             ========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                ------------------------       ----------------------
                                                  1997            1996           1997          1996
                                                --------        --------       --------      --------
REVENUES:
 Software license fees                          $ 88,098        $ 63,375       $164,359      $113,246
 Maintenance fees                                 58,923          52,316        115,240       102,939
 Professional services fees                      100,360          68,575        192,260       130,419
                                                --------        --------       --------      --------
     Total revenues                              247,381         184,266        471,859       346,604
                                                --------        --------       --------      --------
OPERATING EXPENSES:
 Cost of software license fees                     5,354           4,748         10,168         9,600
 Cost of maintenance                               7,660           6,662         14,773        13,125
 Cost of professional services                    86,692          60,581        167,513       115,866
 Software product development                     13,681          10,536         27,243        22,200
 Sales and marketing                              68,843          58,623        135,078       112,578
 Administrative and general                       15,347          12,350         27,282        22,148
 Purchased research and development                                5,120                       21,790
                                                --------        --------       --------      --------
     Total operating expenses                    197,577         158,620        382,057       317,307
                                                --------        --------       --------      --------
INCOME FROM OPERATIONS                            49,804          25,646         89,802        29,297
OTHER INCOME                                       2,145           1,048          4,534         2,280
                                                --------        --------       --------      --------
INCOME  BEFORE INCOME TAXES                       51,949          26,694         94,336        31,577
INCOME TAX PROVISION                              17,299          10,594         31,414        12,220
                                                --------        --------       --------      --------
NET INCOME                                      $ 34,650        $ 16,100       $ 62,922      $ 19,357
                                                ========        ========       ========      ========
Net income per common share                     $   0.37        $   0.18       $   0.67      $   0.22
                                                ========        ========       ========      ========
Weighted average number of common
 and common equivalent shares
 outstanding (See Note 2)                         94,605          89,086         94,048        88,740
                                                ========        ========       ========      ========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)





                                                                         SIX MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                   ----------------------------
                                                                     1997               1996
                                                                   ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                        $ 62,922           $ 19,357
 Adjustments to reconcile net income  to cash provided by
  operations:
  Purchased research and development                                                    21,790
  Depreciation and amortization                                      17,882             16,743
  Tax benefit from exercise of stock options                         15,929              1,365
  Other                                                                (474)              (388)
  Net change in assets and liabilities, net of effects from
   acquisitions:
    Accounts receivable                                               5,098              9,483
    Prepaid expenses and other current assets                        (1,317)               (50)
    Other assets                                                     (1,006)               564
    Accounts payable and accrued expenses                           (13,172)            (6,458)
    Deferred revenue                                                (20,004)            (9,493)
    Refundable income taxes                                         (12,751)            (3,706)
    Deferred income taxes                                              (685)            (4,669)
                                                                   --------           --------
     Net cash provided by operating activities                       52,422             44,538
                                                                   --------           --------
CASH USED IN INVESTING ACTIVITIES:
 Purchase of:
  Businesses                                                           (709)           (59,509)
  Property and equipment                                            (14,465)           (14,347)
  Capitalized software                                               (7,997)            (5,665)
 Investments:
  Proceeds from maturity                                             31,447             32,009
  Purchases                                                         (80,553)           (25,552)
 Other                                                                                     (90)
                                                                   --------           --------
     Net cash used in investing activities                          (72,277)           (73,154)
                                                                   --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from exercise of stock options                         10,243              3,845
                                                                   --------           --------
     Net cash provided by financing activities                       10,243              3,845
                                                                   --------           --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            (9,612)           (24,771)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    107,341             77,771
                                                                   --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 97,729           $ 53,000
                                                                   ========           ========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED SEPTEMBER 30, 1997
                                  (CONTINUED)



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

Shares used in computing net income per common share were calculated as follows (in thousands):


                                         Three Months Ended    Six Months Ended
                                           September 30,        September 30,
                                        --------------------  ------------------
                                          1997       1996       1997      1996
                                        ---------  ---------  --------  --------
Weighted average common
 shares outstanding                        86,938     84,934    86,568    84,808

Dilutive effect of stock options            7,667      4,152     7,480     3,932
                                        ---------  ---------  --------  --------
Weighted average number of common and
 common equivalent shares outstanding      94,605     89,086    94,048    88,740
                                        =========  =========  ========  ========

On August 26, 1997 the Company's shareholders approved an increase in the Company's authorized shares of common stock from 200,000,000 to 400,000,000 shares. Subsequently, the Board of Directors approved a two-for-one stock split which was effected by means of a 100% stock dividend, as of November 4, 1997 to holders of record as of October 22, 1997. On the basis of the additional shares outstanding after November 4, 1997, earnings per share for the three months ended September 30, 1997 and 1996 would be $0.18 and $0.09, respectively, and for the six months ended September 30, 1997 and 1996 would be $0.33 and $0.11, respectively.

NOTE 3 - ACQUISITION

Vine Systems Company Ltd - In April 1997, the Company acquired Vine Systems Company Ltd., a professional services firm, for approximately 3,100,000 pounds sterling (approximately $5,022,000). Of the total purchase price, approximately $566,000 was paid in cash. The Company issued notes for the remaining $4,456,000. The acquisition has been accounted for as a purchase, and accordingly, assets and liabilities acquired have been recorded at fair value

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED SEPTEMBER 30, 1997
                                  (CONTINUED)


as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $4,841,000 and is being amortized over a fifteen-year period on a straight-line basis.


NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the Company's consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:


                                        Percentage of         Period-
                                        Total Revenues       to-Period
                                     --------------------     Change
                                      Three Months Ended     ---------
                                        September 30,          1996
                                     --------------------       to
                                       1997       1996         1997
                                     ---------  ---------    ---------
Revenues:
 Software license fees                   35.6%      34.4%      39.0%
 Maintenance fees                        23.8       28.4       12.6
 Professional services fees              40.6       37.2       46.4
                                     --------   --------
    Total revenues                      100.0      100.0       34.3
                                     --------   --------
Operating expenses:
 Cost of software license fees            2.2        2.6       12.8
 Cost of maintenance                      3.1        3.6       15.0
 Cost of professional services           35.1       32.9       43.1
 Software product development             5.5        5.7       29.9
 Sales and marketing                     27.8       31.8       17.4
 Administrative and general               6.2        6.7       24.3
 Purchased research and development                  2.8           *
                                     --------   --------
    Total operating expenses             79.9       86.1       24.6
                                     --------   --------
INCOME FROM OPERATIONS                   20.1       13.9       94.2

OTHER INCOME                              0.9        0.6      104.7
                                     --------   --------
INCOME BEFORE INCOME TAXES               21.0       14.5       94.6

INCOME TAX PROVISION                      7.0        5.8       63.3
                                     --------   --------
NET INCOME                               14.0%       8.7%     115.2%
                                     ========   ========

The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and the percentage change in such items compared to prior periods after excluding special charges for purchased research and development associated with the 1996 DRD Promark acquisition from the calculations for the three months ended September 30, 1997 and 1996:


Income from operations                   20.1%      16.7%      61.9%
Other income                              0.9        0.6      104.7
                                         ----       ----
Income before income taxes               21.0       17.3       63.3
Income tax provision                      7.0        5.8       63.3
                                         ----       ----
Net income                               14.0%      11.5%      63.3%
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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)



The following table sets forth, for the periods indicated, certain operational data from the Company's consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:


                                          Percentage of          Period-
                                          Total Revenues        to-Period
                                      ---------------------      Change
                                         Six Months ended       ---------
                                          September 30,           1996
                                      ---------------------        to
                                        1997         1996         1997
                                      --------     --------     ---------
REVENUES:
 Software license fees                   34.8%       32.7%         45.1%
 Maintenance fees                        24.4        29.7          11.9
 Professional services fees              40.8        37.6          47.4
                                        -----       -----
   Total revenues                       100.0       100.0          36.1
                                        -----       -----
OPERATING EXPENSES:
 Cost of software license fees            2.2         2.8           5.9
 Cost of maintenance                      3.1         3.8          12.6
 Cost of professional services           35.5        33.4          44.6
 Software product development             5.8         6.4          22.7
 Sales and marketing                     28.6        32.5          20.0
 Administrative and general               5.8         6.4          23.2
 Purchased research and development                   6.3             *
                                        -----       -----
   Total operating expenses              81.0        91.6          20.4
                                        -----       -----
INCOME FROM OPERATIONS                   19.0         8.4         206.5

OTHER INCOME                              1.0         0.7          98.9
                                        -----       -----
INCOME  BEFORE INCOME TAXES              20.0         9.1         198.7

INCOME TAX PROVISION                      6.7         3.5         157.1
                                        -----       -----
NET INCOME                               13.3%       5.6%        225.1%
                                        =====       =====

The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and the percentage change in such items compared to prior periods after excluding special charges for purchased research and development associated with the 1996 Direct Technology Limited and DRD Promark, Inc. acquisitions from the calculations for the six months ended September 30, 1997 and 1996:


Income from operations                  19.0%       14.7%         75.8%
Other income                             1.0         0.7          98.9
                                        ----        ----
Income before income taxes              20.0        15.4          76.8
Income tax provision                     6.7         5.1          76.8
                                        ----        ----
Net income                              13.3%       10.3          76.8%
                                        ====        ====

*  Period-to-period change expressed as a percentage is not meaningful.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)



THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Total revenues for the second quarter of fiscal 1998 were $247.4 million, an increase of $63.1 million, or 34.3%, as compared to $184.3 million for the second quarter of fiscal 1997. The Company experienced significant growth in license fees, maintenance fees, and professional service fees as compared to the three months ended September 30, 1996.

Software license fees increased $24.7 million, or 39.0%, to $88.1 million in the second quarter of fiscal 1998 from $63.4 million in the second quarter of fiscal 1997. The majority of the Company's product families experienced growth in license fees, with the largest percentage increase in its client/server testing and implementation products.

Maintenance fee revenues increased $6.6 million, or 12.6%, to $58.9 million in the second quarter of fiscal 1998 from $52.3 million in the second quarter of fiscal 1997. The Company continues to experience growth in maintenance fees for almost all of its product families due to the growth in the number of installed copies of its products.

Revenues from professional services increased $31.8 million, or 46.4%, to $100.4 million in the second quarter of fiscal 1998 from $68.6 million in the second quarter of fiscal 1997. All of the Company's professional services offices experienced growth in revenues. The overall increase was due primarily to increased business at new and existing clients at the Company's Farmington Hills, Michigan; Milwaukee, Wisconsin; Columbus, Ohio; and Minneapolis, Minnesota branches of $7.4 million, $3.5 million, $2.9 million, and $2.6 million, respectively. In addition, revenues from client/server systems increased $3.7 million and training and implementation services internationally accounted for $4.7 million of the increase.

The costs of software license fees in the second quarter of fiscal 1998 increased $606,000 to $5.4 million compared to $4.7 million in the second
quarter of fiscal 1997.   As a percentage of software license fees, these costs
decreased to 6.1% in the second quarter of fiscal 1998 from 7.5% for the same period in fiscal 1997.

Cost of maintenance in the second quarter of fiscal 1998 increased $1.0 million, or 15%, to $7.7 million as compared to $6.7 million in the second quarter of fiscal 1997. As a percentage of maintenance fees, these costs increased to 13.0% in the second quarter of fiscal 1998 from 12.7% in the second quarter of fiscal 1997. This increase is due to the additional requirements needed to support the increased worldwide products installed base.

Cost of professional services increased $26.1 million, or 43.1%, to $86.7 million in the second quarter of fiscal 1998 from $60.6 million in the second quarter of fiscal 1997. The increase in these expenses was due primarily to the growth in the Services Division billable staff by 974 to 3,955 people at September 30, 1997 from 2,981 at September 30, 1996. As a percentage of professional services fees, these costs decreased to 86.4% in the second quarter of fiscal 1998 from 88.3% in the second quarter of fiscal 1997.

Software product development costs increased $3.1 million, or 29.9%, to $13.7 million in the second quarter of fiscal 1998 from $10.5 million in the second quarter of fiscal 1997. Before the capitalization of internally developed software products, total research and development

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


expenditures increased $2.9 million to $16.0 million, or 22.1%, in the second quarter of fiscal 1998 from $13.1 million in the second quarter of fiscal 1997. Capitalized research and development expenditures decreased $253,000, or 10.0%, to $2.3 million in the second quarter of fiscal 1998 from $2.5 million in the second quarter of fiscal 1997.

Sales and marketing costs increased $10.2 million, or 17.4%, to $68.8 million in the second quarter of fiscal 1998 from $58.6 million in the second quarter of fiscal 1997. The increase in sales and marketing costs was due primarily to the expansion of the worldwide sales force and higher sales commissions associated with increased product sales.

Administrative and general costs increased $3.0 million, or 24.3%, to $15.3 million in the second quarter of fiscal 1998 from $12.4 million in the second quarter of fiscal 1997. The increase in these costs was due primarily to the increase in the costs of administration, corporate communications and employee development programs in order to support the Company's growth. As a percentage of total revenue, these costs decreased to 6.2% in second quarter of fiscal 1998 from 6.7% in the second quarter of fiscal 1997.

During the second quarter of fiscal 1997, the Company recognized $5.1 million of expense for purchased research and development costs associated with the acquisition of DRD Promark, Inc. in July 1996.

Income from operations increased $24.2 million, or 94.2%, to $49.8 million in the second quarter of fiscal 1998 from $25.6 million in the second quarter of fiscal 1997. Excluding the purchased research and development expense of $5.1 million described above, income from operations during the second quarter of fiscal 1998 increased $19.0 million, or 61.9%, to $49.8 million, from $30.8 million in the second quarter of fiscal 1997. As a percentage of revenues, income from operations before special charges increased to 20.1% in the second quarter of fiscal 1998 from 16.7% in the same period of fiscal 1997.

Net interest and investment income for the second quarter of fiscal 1998 was $2.1 million as compared to $1.0 million in the second quarter of fiscal 1997. This increase in income was due to higher average cash balances resulting from cash generated from higher operating earnings.

In the second quarter of fiscal 1998, the Company recognized an income tax provision of $17.3 million, an effective tax rate of 33.3%, as compared to an income tax provision of $10.6 million, an effective tax rate of 39.7%, in the second quarter of fiscal 1997. The purchased research and development expense of $5.1 million, incurred in the second quarter of fiscal 1997 as part of the DRD Promark, Inc. acquisition, is not deductible for income tax purposes. Without this expense, the Company's effective tax rate was 33.3% for the second quarter of fiscal 1997.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)



SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1996

Total revenues for the first six months of fiscal 1998 were $471.9 million, an increase of $125.3 million, or 36.1%, as compared to $346.6 million for the first six months of fiscal 1997. The Company experienced significant growth in license fees, maintenance fees, and professional service fees during the six months ended September 30, 1997.

Software license fees increased $51.1 million, or 45.1%, to $164.4 million in the first six months of fiscal 1998 from $113.2 million in the first six months of fiscal 1997. The majority of the Company's product families experienced growth in license fees, with the largest percentage increase in its client/server testing and implementation products.

Maintenance fee revenues increased $12.3 million, or 11.9%, to $115.2 million in the first six months of fiscal 1998 from $102.9 million in the first six months of fiscal 1997. The Company continues to experience growth in maintenance fees for all of its product families due to the growth in the number of installed copies of its products.

Revenues from professional services increased $61.8 million, or 47.4%, to $192.3 million in the first six months of fiscal 1998 from $130.4 million in the first six months of fiscal 1997. All of the Company's professional services offices experienced growth in revenues. The overall increase was due primarily to increased business at new and existing clients at the Company's Farmington Hills, Michigan; Milwaukee, Wisconsin; Columbus, Ohio and Minneapolis, Minnesota branches of $13.3 million, $6.3 million, $5.8 million and $5.5 million, respectively. In addition, revenues from client/server systems increased $8.4 million and training and implementation services internationally accounted for $8.7 million of the increase.

Cost of software license fees increased $568,000, or 5.9%, to $10.2 million in the first six months of fiscal 1998 from $9.6 million in the first six months of fiscal 1997. The increase was due primarily to an increase in amortization of internally developed software products. As a percentage of software license fees, these costs decreased to 6.2% in the first six months of fiscal 1998 from 8.5% for the same period in fiscal 1997.

Cost of maintenance in the first six months of fiscal 1998 increased $1.6 million, or 12.6%, to $14.8 million as compared to $13.1 million in the first six months of fiscal 1997. As a percentage of maintenance fees, these costs remained constant at 12.8% in the first six months of fiscal 1998 as compared to the same period in fiscal 1997.

Cost of professional services increased $51.6 million, or 44.6%, to $167.5 million in the first six months of fiscal 1998 from $115.9 million in the first six months of fiscal 1997. The increase in these expenses was due primarily to the growth in the Services Division billable staff by 974 to 3,955 people at September 30, 1997 from 2,981 at September 30, 1996. As a percentage of professional services fees, these costs decreased to 87.1% in the first six months of fiscal 1998 from 88.8% in the first six months of fiscal 1997.

Software product development costs increased $5.0 million, or 22.7%, to $27.2 million in the first six months of fiscal 1998 from $22.2 million in the first six months of fiscal 1997. Before the capitalization of internally developed software products, total research and development

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


expenditures increased $4.8 million to $32.0 million, or 17.8%, in the first six months of fiscal 1998 from $27.1 million in the first six months of fiscal 1997. Capitalized research and development expenditures decreased $208,000 to $4.7 million, or 4.2%, in the first six months of fiscal 1998 from $4.9 million in the first six months of fiscal 1997.

Sales and marketing costs increased $22.5 million, or 20.0%, to $135.1 million in the first six months of fiscal 1998 from $112.6 million in the first six months of fiscal 1997. The increase in sales and marketing costs was due primarily to the expansion of the worldwide sales force and higher sales commissions associated with increased product sales.

Administrative and general costs increased $5.1 million, or 23.2%, to $27.3 million in the first six months of fiscal 1998 from $22.1 million in the first six months of fiscal 1997. The increase in these costs was due primarily to the increase in corporate support systems, finance and administration, and employee development programs in order to support the Company's growth. As a percentage of total revenue, these costs decreased to 5.8% in first six months of fiscal 1998 from 6.4% in the first six months of fiscal 1997.

During the first six months of fiscal 1997, the Company recognized $21.8 million of expense for purchased research and development costs associated with the acquisitions of Direct Technology Limited ($16.7 million) and DRD Promark, Inc. ($5.1 million).

Income from operations increased $60.5 million, or 206.5%, to $89.8 million in the first six months of fiscal 1998 from $29.3 million in the first six months of fiscal 1997. Excluding special charges for purchased research and development associated with the Direct Technology Limited and DRD Promark, Inc. acquisitions of $21.8 million, the Company's income from operations would have increased $38.7 million, or 75.8%, to $89.8 million in the first six months of fiscal 1998 from $51.1 million in the first six months of fiscal 1997. As a percentage of total revenues, income from operations exclusive of special charges increased to 19.0% in the first six months of fiscal 1998 from 14.7% in the same period of fiscal 1997.

Net interest and investment income for the first six months of fiscal 1998 was $4.5 million as compared to $2.3 million in the first six months of fiscal 1997. This increase was due to higher average cash and investment balances as a result of increased operating earnings in the first six months of 1998.

In the first six months of fiscal 1998, the Company had an income tax provision of $31.4 million, which was an effective tax rate of 33.3%, as compared to an income tax provision of $12.2 million, which was an effective tax rate of 38.7% in the first six months of fiscal 1997. The difference between the effective tax rate and the statutory rate in the first six months of fiscal 1997 is due primarily to the nondeductibility of the purchased research and development incurred in connection with the DRD Promark, Inc. acquisition. Without this purchased research and development expense, the effective tax rate for the first six months of fiscal 1997 was 33.3%.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company held $217.2 million in cash and investments. The Company has no debt other than the $10.6 million of notes issued in connection with certain acquisitions.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on August 26, 1997 at the Company's Headquarters, 31440 Northwestern Highway, Farmington Hills, Michigan.

1.  PROPOSAL ONE - Election of directors.

The following directors were elected to hold office for one year until the 1998 Annual Meeting of Shareholders and until their successors are elected and qualified:


         Nominee for Director    Total Votes For  Total Votes Withheld
         ----------------------  ---------------  --------------------

         Bernard M. Goldsmith         79,285,069               427,386
         William O. Grabe             79,284,469               427,986
         William R. Halling           79,284,461               427,994
         Peter Karmanos, Jr.          79,159,738               552,717
         Joseph A. Nathan             79,159,097               553,358
         W. James Prowse              79,150,920               561,535
         G. Scott Romney              78,204,644             1,507,811
         Thomas Thewes                79,159,379               553,076
         Lowell P. Weicker, Jr.       79,275,377               437,078



2. PROPOSAL TWO - The approval of the Fiscal 1998 Stock Option Plan.


                          For               56,648,031
                          Against           22,978,279
                          Abstain               86,145
                          Broker non votes           0


3. PROPOSAL THREE - The amendment of the Company's Restated Articles of Incorporation to increase the number of authorized shares of the Company's common stock, $.01 par value, from 200,000,000 to 400,000,000 shares.


                          For               75,136,497
                          Against            4,515,185
                          Abstain               60,773
                          Broker non votes           0



The total number of the Company's common shares issued and outstanding and entitled to be voted at the Annual Meeting was 86,413,919. The total number of shares voted at the Annual Meeting was 79,712,455 or 92.2% of the shares outstanding and eligible to vote.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits.

         The following exhibits are filed herewith or incorporated by reference.


         Exhibit
         Number   Description of Document
         -------  -----------------------

         4.1      Fiscal 1998 Stock Option Plan (1)
         4.7      Certificate of Amendment to the Restated Articles of
                  Incorporation (1)
         27       Financial Data Schedule


         (1) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-8 (Registration No. 333-37873)

   (b) Reports on Form 8-K.

         None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COMPUWARE CORPORATION



Date:  November 11, 1997                        By:/s/ Joseph A. Nathan
       -----------------                           --------------------------

                                                Joseph A. Nathan
                                                President
                                                Chief Operating Officer




Date:  November 11, 1997                        By: /s/ Ralph A. Caponigro
       -----------------                            --------------------------

                                                Ralph A. Caponigro
                                                Senior Vice President
                                                Chief Financial Officer

                                EXHIBIT INDEX



         Exhibit
         Number   Description of Exhibit
         -------  -----------------------

         4.1      Fiscal 1998 Stock Option Plan (1)
         4.7      Certificate of Amendment to the Restated Articles of
                  Incorporation (1)
         27       Financial Data Schedule

         (1) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-8 (Registration No. 333-37873)