Form 10-Q
period 1997-12-31
COMPUWARE CORPORATION
filed 1998-02-12
CIK 859014

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                        OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                             --------     --------



COMMISSION FILE NUMBER 0-20900



                             COMPUWARE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                         MICHIGAN                  38-2007430
              (State or other jurisdiction of     (IRS Employer
              incorporation or organization)   Identification No.)


                 31440  NORTHWESTERN HIGHWAY
                       FARMINGTON HILLS, MI              48334-2564
               (Address of principal executive offices)  (Zip Code)


Registrant's telephone number including area code:  (248) 737-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---
As of February 10, 1998, there were outstanding 179,650,982 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 15 pages

PART I.  FINANCIAL INFORMATION                                            Page
         ---------------------                                            ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         December 31, 1997 and March 31, 1997                             3

         Condensed Consolidated Statements of Operations
         for the three months and nine months ended                       4
         December 31, 1997 and 1996

         Condensed Consolidated Statements of Cash Flows
         for the nine months ended December 31, 1997 and 1996             5

         Notes to Condensed Consolidated Financial
         Statements                                                       6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    9


PART II. OTHER INFORMATION
         -----------------

Item 6.  Exhibits and Reports on Form 8-K                                14


SIGNATURES                                                               15
----------

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                       DECEMBER 31,             MARCH 31,
                         ASSETS                                            1997                   1997
                        --------                                       ------------           ------------
                                                                        (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents                                               $112,069                $107,341
 Investments                                                               38,874                  26,604
 Accounts receivable, net                                                 343,687                 290,922
 Deferred tax asset                                                        13,552                   9,747
 Refundable income taxes                                                   19,792                   9,593
 Prepaid expenses and other current assets                                  9,720                   7,605
                                                                        ---------                --------
  Total current assets                                                    537,694                 451,812
                                                                        ---------                --------
INVESTMENTS                                                               117,421                  44,465
                                                                        ---------                --------
PROPERTY AND EQUIPMENT, LESS ACCUMULATED
 DEPRECIATION AND AMORTIZATION                                             82,092                  70,578
                                                                        ---------                --------
CAPITALIZED SOFTWARE, LESS ACCUMULATED
 AMORTIZATION                                                              51,767                  53,355
                                                                        ---------                --------
OTHER:
 Accounts receivable                                                       69,760                  54,637
 Deferred tax asset                                                         7,886                  11,084
 Excess of cost over fair value of net assets acquired,
  less accumulated amortization                                            57,586                  55,700
 Other assets                                                              13,604                  13,776
                                                                        ---------                --------
  Total other assets                                                      148,836                 135,197
                                                                        ---------                --------
TOTAL ASSETS                                                             $937,810                $755,407
                                                                        =========                ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                        $ 17,720                $ 24,275
 Accrued expenses                                                         102,718                  83,662
 Deferred revenue                                                         163,193                 164,367
                                                                        ---------                --------
  Total current liabilities                                               283,631                 272,304
DEFERRED REVENUE                                                           36,037                  31,399
LONG TERM DEBT                                                              6,876                   6,068
                                                                        ---------                --------
  Total liabilities                                                       326,544                 309,771
                                                                        ---------                --------
SHAREHOLDERS' EQUITY:
 Common stock                                                               1,792                     429
 Additional paid-in capital                                               261,920                 213,422
 Retained earnings                                                        350,905                 232,630
 Foreign currency translation adjustment and other                         (3,351)                   (845)
                                                                        ---------                --------
  Total shareholders' equity                                              611,266                 445,636
                                                                        ---------                --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $937,810                $755,407
                                                                        =========                ========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                   DECEMBER 31,                            DECEMBER 31,
                                         -------------------------------            --------------------------
                                            1997                 1996                      1997          1996
                                         ----------           ----------            ------------  ------------
REVENUES:
 Software license fees                    $134,486             $ 88,548                 $298,845      $201,794
 Maintenance fees                           61,746               52,573                  176,986       155,512
 Professional services fees                113,403               72,592                  305,663       203,011
                                          --------             --------                ---------     ---------
  Total revenues                           309,635              213,713                  781,494       560,317
                                          --------             --------                ---------     ---------
OPERATING EXPENSES:
 Cost of software license fees               5,798                5,219                   15,966        14,819
 Cost of maintenance                         7,942                7,609                   22,715        20,734
 Cost of professional services              95,589               64,208                  263,102       180,074
 Software product development               14,901               11,516                   42,144        33,716
 Sales and marketing                        88,465               66,061                  223,543       178,639
 Administrative and general                 15,419               12,080                   42,701        34,228
 Merger-related costs                        3,606                                         3,606
 Purchased research and development                                                                     21,790
                                          --------             --------                ---------     ---------
  Total operating expenses                 231,720              166,693                  613,777       484,000
                                          --------             --------                ---------     ---------
INCOME FROM OPERATIONS                      77,915               47,020                  167,717        76,317
OTHER INCOME                                 3,750                1,325                    8,284         3,605
                                          --------             --------                ---------     ---------
INCOME  BEFORE INCOME TAXES                 81,665               48,345                  176,001        79,922
INCOME TAX PROVISION                        27,194               16,099                   58,608        28,319
                                          --------             --------                ----------    ---------
NET INCOME                                $ 54,471             $ 32,246                 $117,393      $ 51,603
                                          ========             ========                =========     =========
BASIC EPS COMPUTATION
Numerator:  Net income                    $ 54,471             $ 32,246                 $117,393      $ 51,603
                                          --------             --------                ---------     ---------
Denominator:
 Common shares outstanding                 178,531              170,671                  174,953       169,971
                                          ---------            --------                ---------     ---------
Basic EPS                                 $   0.31             $   0.19                 $   0.67      $   0.30
                                          ========             ========                =========     =========
DILUTED EPS COMPUTATION
Numerator:  Net income                    $ 54,471             $ 32,246                 $117,393      $ 51,603
                                          --------             --------                ---------     ---------
Denominator:
 Common shares outstanding                 178,531              170,671                  174,953       169,971
 Dilutive effect of stock options           18,207                9,118                   17,205         8,297
                                          --------             --------                ---------     ---------
 Total shares                              196,738              179,789                  192,158       178,268
                                          ---------            --------                ---------     ---------
Diluted EPS                               $   0.28             $   0.18                 $   0.61      $   0.29
                                          ========             ========                =========     =========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                   NINE MONTHS ENDED
                                                                     DECEMBER 31,
                                                             -----------------------------
                                                                1997               1996
                                                             ----------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                  $ 117,393           $ 51,603
 Adjustments to reconcile net income  to cash provided by
  operations:
  Purchased research and development                                               21,790
  Depreciation and amortization                                 26,864             24,589
  Deferred income taxes                                           (487)            (3,343)
  Tax benefit from exercise of stock options                    27,481              2,268
  Other                                                           (471)            (1,052)
  Net change in assets and liabilities, net of effects from
   acquisitions:
    Accounts receivable                                        (65,340)           (56,685)
    Prepaid expenses and other current assets                   (1,506)               898
    Other assets                                                  (771)             1,621
    Accounts payable and accrued expenses                        9,312              7,422
    Deferred revenue                                             1,825             19,164
    Refundable income taxes                                    (10,433)             1,580
                                                             ---------           --------
         Net cash provided by operating activities             103,867             69,855
                                                             ---------           --------
CASH USED IN INVESTING ACTIVITIES:
 Purchase of:
  Businesses                                                      (709)           (59,509)
  Property and equipment                                       (21,670)           (17,899)
  Capitalized software                                         (10,686)           (10,434)
 Investments:
  Proceeds from maturity                                        53,465             48,964
  Purchases                                                   (134,230)           (43,480)
 Other                                                                               (246)
                                                             ---------           --------
    Net cash used in investing activities                     (113,830)           (82,604)
                                                             ---------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of long-term debt                                      (3,890)
 Net proceeds from sale of common stock                          3,710
 Net proceeds from exercise of stock options                    14,871              9,368
                                                             ---------           --------
    Net cash provided by financing activities                   14,691              9,368
                                                             ---------           --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             4,728             (3,381)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               107,341             77,771
                                                             ---------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 112,069           $ 74,390
                                                             =========           ========
See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED DECEMBER 31, 1997




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

NOTE 2 - ACQUISITIONS AND MERGERS

NuMega Technologies, Inc. - In December 1997, the Company issued approximately 3,341,000 shares of its common stock in exchange for all of the outstanding common stock of NuMega Technologies, Inc. (NuMega). In addition, options to acquire approximately 858,000 shares of the Company's common stock were exchanged for all outstanding NuMega options. The merger has been accounted for by the pooling of interests method, and accordingly, the assets and liabilities of NuMega were combined with those of the Company at their book value. The financial results of NuMega have been included in the accompanying financial statements since October 1, 1997. Due to the immaterial size of the merger when compared with the Company, prior periods were not restated to include the financial results of NuMega.

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

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" in June 1997. The Company is required to adopt these Statements with its
fiscal year ending March 31, 1999.   The adoption of these new standards are
not expected to have a material impact on the Company's financial statements.

NOTE 4 - COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

In October 1997, the Company's Board of Directors approved a two-for-one stock split, payable as a 100% stock dividend, to shareholders of record on October
22, 1997.   All prior period EPS amounts have been restated for the stock split.

Effective December 1997, the Company adopted SFAS No. 128, "Earnings per Share", which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding. All prior-period EPS data have been restated. The adoption of this new accounting standard did not have a material effect on the Company's reported EPS amounts.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the Company's consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:



                                                 Percentage of                        Period-
                                                 Total Revenues                      to-Period
                                          ----------------------------                 Change
                                             Three Months Ended                     ------------
                                                 December 31,                          1996
                                          ----------------------------                  to
                                             1997            1996                      1997
                                          ----------      ------------                 -----
Revenues:
 Software license fees                         43.4%         41.4%                     51.9%
 Maintenance fees                              20.0          24.6                      17.4
 Professional services fees                    36.6          34.0                      56.2
                                          ---------       -------
  Total revenues                              100.0         100.0                      44.9
                                          ---------       -------
Operating expenses:
 Cost of software license fees                  1.9           2.4                      11.1
 Cost of maintenance                            2.5           3.6                       4.4
 Cost of professional services                 30.9          30.0                      48.9
 Software product development                   4.8           5.4                      29.4
 Sales and marketing                           28.6          30.9                      33.9
 Administrative and general                     5.0           5.7                      27.6
 Merger-related costs                           1.1                                       *
                                          ---------       -------
   Total operating expenses                    74.8          78.0                      39.0
                                          ---------       -------
INCOME FROM OPERATIONS                         25.2          22.0                      65.7
OTHER INCOME                                    1.2           0.6                     183.0
                                          ---------       -------
INCOME BEFORE INCOME TAXES                     26.4          22.6                      68.9
INCOME TAX PROVISION                            8.8           7.5                      68.9
                                          ---------       -------
NET INCOME                                     17.6%         15.1%                     68.9
                                          =========       =======

The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and the percentage change in such items compared to prior periods after excluding special charges for merger-related expenses associated with the NuMega merger from the calculation for the three months ended December 31, 1997:


Income from operations                         26.3%         22.0%                     73.4%
Other income                                    1.2           0.6                     183.0
                                          ---------       -------
Income before income taxes                     27.5          22.6                      76.4
Income tax provision                            9.1           7.5                      76.4
                                          ---------       -------
Net income                                     18.4%         15.1%                     76.4
                                          =========       =======

* Period-to-period change expressed as a percentage is not meaningful.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


The following table sets forth, for the periods indicated, certain operational data from the Company's consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                                                    Period-
                                               Percentage of       to-Period
                                               Total Revenues       Change
                                        -------------------------  ---------
                                             Nine Months ended
                                                December 31,         1996
                                        -------------------------     to
                                            1997         1996        1997
                                        ------------  -----------  ---------
REVENUES:
 Software license fees                       38.2%       36.0%      48.1%
 Maintenance fees                            22.7        27.8       13.8
 Professional services fees                  39.1        36.2       50.6
                                            -----       -----
Total revenues                              100.0       100.0       39.5
                                            -----       -----
OPERATING EXPENSES:
 Cost of software license fees                2.0         2.7        7.7
 Cost of maintenance                          2.9         3.7        9.6
 Cost of professional services               33.7        32.1       46.1
 Software product development                 5.4         6.0       25.0
 Sales and marketing                         28.6        31.9       25.1
 Administrative and general                   5.5         6.1       24.8
 Merger-related costs                         0.5                    *
 Purchased research and development                       3.9        *
                                            -----       -----
  Total operating expenses                   78.6        86.4       26.8
                                            -----       -----
INCOME FROM OPERATIONS                       21.4        13.6      119.8
OTHER INCOME                                  1.1         0.6      129.8
                                            -----       -----
INCOME  BEFORE INCOME TAXES                  22.5        14.2      120.2
INCOME TAX PROVISION                          7.5         5.0      107.0
                                            -----       -----
NET INCOME                                  15.0%         9.2%     127.5%
                                            =====       =====

The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and the percentage change in such items compared to prior periods after excluding special charges for the NuMega merger for the nine months ended December 31, 1997 and purchased research and development expenses associated with the Direct Technology Limited and DRD Promark, Inc. acquisitions from the calculations for the nine months ended December 31, 1996:


Income from operations                       21.9%       17.5%      74.6%
Other income                                  1.1         0.6      129.8
                                            -----       -----
Income before income taxes                   23.0        18.1       76.6
Income tax provision                          7.7         6.0       76.6
                                            -----       -----
Net income                                   15.3%       12.1%      76.6%
                                            =====       =====

* Period-to-period change expressed as a percentage is not meaningful.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1996

Total revenues for the third quarter of fiscal 1998 were $309.6 million, an increase of $95.9 million, or 44.9%, as compared to $213.7 million for the third quarter of fiscal 1997. The Company experienced growth in license fees, maintenance fees and professional service fees in the third quarter ended December 31, 1997 as compared to the third quarter ended December 31, 1996.

Software license fees increased $45.9 million, or 51.9%, to $134.5 million in the third quarter of fiscal 1998 from $88.5 million in the third quarter of fiscal 1997. The majority of the Company's product families experienced growth in license fees, with the largest percentage increase in its client/server testing and implementation products.

Maintenance fee revenues increased $9.2 million, or 17.4%, to $61.7 million in the third quarter of fiscal 1998 from $52.6 million in the third quarter of fiscal 1997. The Company continues to experience growth in maintenance fees for all of its product families due to the growth in the number of installed copies of its products.

Revenues from professional services increased $40.8 million, or 56.2%, to $113.4 million in the third quarter of fiscal 1998 from $72.6 million in the third quarter of fiscal 1997. All of the Company's professional services offices experienced growth in revenues. The overall increase was due primarily to increased business at new and existing clients at the Company's Farmington Hills, Michigan; Milwaukee, Wisconsin; Columbus, Ohio; and Minneapolis, Minnesota branches of $9.7 million, $5.0 million, $3.5 million, and $2.9 million, respectively. In addition, revenues from client/server systems increased $6.2 million and training and implementation services internationally accounted for $5.9 million of the increase.

The costs of software license fees increased $579,000, or 11.1%, to $5.8 million in the third quarter of fiscal 1998 from $5.2 million in the third quarter of fiscal 1997. As a percentage of software license fees, these costs decreased to 4.3% in the third quarter of fiscal 1998 from 5.9% for the same period in fiscal 1997.

Cost of maintenance increased $333,000, or 4.4%, to $7.9 million in the third quarter of fiscal 1998 from $7.6 million in the third quarter of fiscal 1997. The increase in cost of maintenance was due primarily to the increase in maintenance and support staff in order to support the worldwide growth of the installed base. As a percentage of maintenance fees, these costs decreased to 12.9% in the third quarter of fiscal 1998 from 14.5% in the third quarter of fiscal 1997.

Cost of professional services increased $31.4 million, or 48.9%, to $95.6 million in the third quarter of fiscal 1998 from $64.2 million in the third quarter of fiscal 1997. The increase in these expenses was due primarily to the growth in the Services Division billable staff by 1,107 to 4,210 people at December 31, 1997 from 3,103 at December 31, 1996 and an increase in training costs in the professional services division. As a percentage of professional services fees, these costs decreased to 84.3% in the third quarter of fiscal 1998 from 88.5% in the third quarter of fiscal 1997.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


Software product development costs increased $3.4 million, or 29.4%, to $14.9 million in the third quarter of fiscal 1998 from $11.5 million in the third quarter of fiscal 1997. Before the capitalization of internally developed software products, total research and development expenditures increased $3.9 million to $17.7 million, or 27.7%, in the third quarter of fiscal 1998 from $13.9 million in the third quarter of fiscal 1997. Capitalized research and development expenditures increased $465,000 to $2.8 million, or 19.5%, in the third quarter of fiscal 1998 from $2.4 million in the third quarter of fiscal 1997.

Sales and marketing costs increased $22.4 million, or 33.9%, to $88.5 million in the third quarter of fiscal 1998 from $66.1 million in the third quarter of fiscal 1997. The increase in sales and marketing costs was due primarily to the increase in staff and facilities costs related to the expansion of the worldwide sales force, higher sales commissions associated with increased product sales, and increased advertising expenditures. As a percentage of software license fees these costs declined to 65.8% in the third quarter of fiscal 1998 as compared to 74.6% in the third quarter of fiscal 1997.

Administrative and general costs increased $3.3 million, or 27.6%, to $15.4 million in the third quarter of fiscal 1998 from $12.1 million in the third quarter of fiscal 1997. The increase in these costs was due primarily to the increase in the expenses associated with corporate systems and employee development programs required to support the Company's growth.

Income from operations increased $30.9 million, or 65.7%, to $77.9 million in the third quarter of fiscal 1998 from $47.0 million in the third quarter of fiscal 1997. As a percentage of revenues, income from operations increased to 25.2% in the third quarter of fiscal 1998 from 22.0% in the same period of fiscal 1997. Excluding the merger-related expenses of $3.6 million incurred in the third quarter of fiscal 1998 as part of the NuMega merger, the Company's income from operations would have increased $34.5 million, or 73.4%, to $81.5 million in the third quarter of fiscal 1998 from $47.0 million in the third quarter of fiscal 1997. As a percentage of total revenues, income from operations, exclusive of special charges, increased to 26.3% in the third quarter of fiscal 1998 from 22.0% in the third quarter of fiscal 1997.

Net interest and investment income for the third quarter of fiscal 1998 was $3.8 million as compared to $1.3 million in the third quarter of fiscal 1997. This increase in income was due to higher average cash and investment balances resulting from cash generated from higher operating earnings.

In the third quarter of fiscal 1998, the Company recognized an income tax provision of $27.2 million, as compared to an income tax provision of $16.1 million in the third quarter of fiscal 1997. The Company had an effective tax rate of 33.3% for the third quarter of fiscal 1998 and the third quarter of fiscal 1997.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1996

Total revenues for the first nine months of fiscal 1998 were $781.5 million, an increase of $221.2 million, or 39.5%, as compared to $560.3 million for the first nine months of fiscal 1997. The Company experienced growth in license fees, maintenance fees, and professional service fees during the nine months ended December 31, 1997 as compared to the nine months ended December 31, 1996.

Software license fees revenue increased $97.1 million, or 48.1%, to $298.8 million in the first nine months of fiscal 1998 from $201.8 million in the first nine months of fiscal 1997. The majority of the Company's product families experienced growth in license fees, with the largest percentage increase in its client/server testing and implementation products.

Maintenance fee revenues increased $21.5 million, or 13.8%, to $177.0 million in the first nine months of fiscal 1998 from $155.5 million in the first nine months of fiscal 1997. The Company continues to experience growth in maintenance fees for all of its product families due to the growth in the number of installed copies of its products.

Revenues from professional services increased $102.7 million, or 50.6%, to $305.7 million in the first nine months of fiscal 1998 from $203.0 million in the first nine months of fiscal 1997. All of the Company's professional services offices experienced growth in revenues. The overall increase was due primarily to increased business at new and existing clients at the Company's Farmington Hills, Michigan; Milwaukee, Wisconsin; Columbus, Ohio and Minneapolis, Minnesota branches of $23.0 million, $11.2 million, $9.2 million and $8.4 million, respectively. In addition, revenues from client/server systems increased $14.1 million and training and implementation services internationally accounted for $14.6 million of the increase.

Cost of software license fees increased $1.1 million, or 7.7%, to $16.0 million in the first nine months of fiscal 1998 from $14.8 million in the first nine months of fiscal 1997. As a percentage of software license fees, these costs decreased to 5.3% in the first nine months of fiscal 1998 from 7.3% for the same period in fiscal 1997.

Cost of maintenance increased $2.0 million, or 9.6%, to $22.7 million in the first nine months of fiscal 1998 from $20.7 million in the first nine months of fiscal 1997. The increase in the cost of maintenance was due primarily to the increase in maintenance and support staff needed to support the worldwide growth of the installed product base. As a percentage of maintenance fees, these costs decreased to 12.8% in the first nine months of fiscal 1998 from 13.3% during the same period of fiscal 1997.

Cost of professional services increased $83.0 million, or 46.1%, to $263.1 million in the first nine months of fiscal 1998 from $180.0 million in the first nine months of fiscal 1997. The increase in these expenses was due primarily to the growth in the Services Division billable staff by 1,107 to 4,210 people at December 31, 1997 from 3,103 at December 31, 1996 and an increase in training costs in the professional services division. As a percentage of professional services fees, these costs decreased to 86.1% in the first nine months of fiscal 1998 from 88.7% in the first nine months of fiscal 1997.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


Software product development costs increased $8.4 million, or 25.0%, to $42.1 million in the first nine months of fiscal 1998 from $33.7 million in the first nine months of fiscal 1997. Before the capitalization of internally developed software products, total research and development expenditures increased $8.7 million to $49.7 million, or 21.2%, in the first nine months of fiscal 1998 from $41.0 million in the first nine months of fiscal 1997. Capitalized research and development expenditures increased $257,000 to $7.6 million, or 3.5%, in the first nine months of fiscal 1998 from $7.3 million in the first nine months of fiscal 1997.

Sales and marketing costs increased $44.9 million, or 25.1%, to $223.5 million in the first nine months of fiscal 1998 from $178.6 million in the first nine months of fiscal 1997. The increase in sales and marketing costs was due primarily to the expansion of the worldwide sales force, higher sales commissions associated with increased product sales and increased advertising expenditures. As a percentage of software license fees these costs declined to 74.8% in the first nine months of fiscal 1998 as compared to 88.5% in the first nine months of fiscal 1997.

Administrative and general costs increased $8.5 million, or 24.8%, to $42.7 million in the first nine months of fiscal 1998 from $34.2 million in the first nine months of fiscal 1997. The increase in these costs was due primarily to the increase in corporate support systems and employee development programs in order to support the Company's growth.

During the first nine months of fiscal 1998, the Company recognized $3.6 million for merger-related costs associated with the merger of NuMega. During the first nine months of fiscal 1997, the Company recognized $21.8 million of expense for purchased research and development costs associated with the acquisitions of Direct Technology Limited ($16.7 million) and DRD Promark, Inc. ($5.1 million).

Income from operations increased $91.4 million, or 119.8%, to $167.7 million in the first nine months of fiscal 1998 from $76.3 million in the first nine months of fiscal 1997. As a percentage of revenues, income from operations increased to 21.4% in the first nine months of fiscal 1998 from 13.6% in the same period of fiscal 1997. Excluding special charges for the NuMega merger of $3.6 million in fiscal 1998 and purchased research and development associated with the Direct Technology Limited and DRD Promark, Inc. acquisitions of $21.8 million in fiscal 1997, income from operations would have increased $73.2 million, or 74.6%, to $171.3 million in the first nine months of fiscal 1998 from $98.1 million in the first nine months of fiscal 1997. As a percentage of total revenues, income from operations, exclusive of special charges, increased to 21.9% in the first nine months of fiscal 1998 from 17.5% in the same period of fiscal 1997.

Net interest and investment income for the first nine months of fiscal 1998 was $8.3 million as compared to $3.6 million in the first nine months of fiscal 1997. This increase in income was due to higher average cash and investment balances resulting from cash generated from higher operating earnings.

In the first nine months of fiscal 1998, the Company had an income tax provision of $58.6 million, which was an effective tax rate of 33.3%, as compared to an income tax provision of $28.3 million, which was an effective tax rate of 35.4% in the first nine months of fiscal 1997. The difference between the effective tax rate and the statutory rate in the first nine months of fiscal 1997 is due primarily to the non-deductibility of the purchased research and development incurred in connection with the DRD Promark, Inc. acquisition. Without these expenses, the effective tax rate for the first nine months of fiscal 1997 would have been 33.3%.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company held $268.4 million in cash and investments. The Company has no debt other than the $6.9 million of notes issued in connection with certain acquisitions.

The Company continues to evaluate business acquisition opportunities that fit the Company's strategic plans.

The Company believes that its available cash resources, together with cash flow from operations will be sufficient to meet its cash needs for the foreseeable future.

The Company is in the process of reviewing all of its major operating systems for any potential Year 2000 compliance issues and making any necessary changes. From a financial standpoint, the Company believes that the costs of compliance will not be material.

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



Date:         February 12, 1998       By:/s/ Joseph A. Nathan
              -----------------          --------------------------

                                      Joseph A. Nathan
                                      President
                                      Chief Operating Officer


Date:         February 12, 1998       By:/s/ Ralph A. Caponigro
              -----------------          --------------------------

                                      Ralph A. Caponigro
                                      Senior Vice President
                                      Chief Financial Officer

                                EXHIBITS INDEX


Exhibit No.                                 Description
-----------                            -----------------------
    27                                 Financial Data Schedule