Form 10-K
period 1998-03-31
COMPUWARE CORPORATION
filed 1998-06-26
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from     to
                                                   ---    ---
                         Commission File Number: 0-20900

                              COMPUWARE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         MICHIGAN                                            38-2007430
 -------------------------------                        -------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

         31440 NORTHWESTERN HIGHWAY, FARMINGTON HILLS, MI 48334-2564
         -----------------------------------------------------------
         (Address of principal executive offices including zip code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

There were 180,751,402 shares of $.01 par value common stock outstanding as of June 1, 1998. The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the common stock on June 1, 1998 as reported on the Nasdaq Stock Market, was approximately $7,376,005,186.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders are incorporated by reference in Part III.

                The Exhibit Index is located on pages 44 and 45.

                   COMPUWARE CORPORATION AND SUBSIDIARIES
                                  FORM 10-K
                              TABLE OF CONTENTS

Item
Number                                                                                                     Page
                                                                                                           ----
                                     PART I

1.     Business                                                                                              3

2.     Properties                                                                                           10

3.     Legal Proceedings                                                                                    10

4.     Submission of Matters to a Vote of Security Holders                                                  10

                                     PART II

5.     Market for the Registrant's Common Equity and Related Stockholder
       Matters                                                                                              11

6.     Selected Consolidated Financial Data                                                                 12

7.     Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                                                13

8.     Consolidated Financial Statements and Supplementary Data                                             22

9.     Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure                                                                                 40

                                    PART III

10.    Directors and Executive Officers of the Registrant                                                   41

11.    Executive Compensation                                                                               42

12.    Security Ownership of Certain Beneficial Owners and Management                                       42

13.    Certain Relationships and Related Transactions                                                       42

                                     PART IV

14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K                                       43


                                     PART I


ITEM 1.  BUSINESS

Compuware provides software products and professional services designed to increase the productivity of the information systems departments of its target market, the 15,000 largest enterprises worldwide. The Company has historically focused on the testing and implementation environment in the mainframe market, where it has extensive experience and has established long-term customer relationships. The Company also operates in the client/server market, with products and professional services in the application development, testing and implementation and systems management environments.

The Company was incorporated in Michigan in 1973. The Company's executive offices are located at 31440 Northwestern Highway, Farmington Hills, Michigan 48334-2564, and its telephone number is (248) 737-7300.

THE COMPANY'S STRATEGY

The focus of the Company is to provide products and professional services to improve the productivity of both mainframe and client/server programmers and analysts in its target market, the 15,000 largest enterprises worldwide deploying data processing technology. These companies invest substantial resources to build and maintain large, complex, mission-critical applications. As a result, this target market can benefit most from the Company's product and professional services offerings.

The Company has developed software products and professional services for the mainframe and client/server markets. The Company believes that each market includes three environments: 1) the application development environment in which application software is initially constructed; 2) the testing and implementation environment in which application software is executed, debugged, tested and maintained in a series of repetitive, ongoing cycles for the life of the application; and 3) the systems management environment in which operating systems, databases, applications and telecommunications networks are managed.

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

Compuware intends to remain focused on developing, marketing and supporting high-quality testing and implementation programmer productivity software and to work closely with its customers to meet their evolving needs. In doing so, the Company believes it can leverage its customer relationships, market presence and testing and implementation expertise to better serve its mainframe clients, as well as the faster-growing client/server market. In addition, the Company intends to bridge the mainframe and client/server markets with integrated product offerings.

CLIENT/SERVER MARKET

In contrast to the mainframe market, the client/server market is characterized by multiple hardware, software and network configurations, as well as evolving standards and practices. As a result, it is a burdensome task for large organizations to develop, deploy and maintain software applications that address the wide-ranging needs of individual users, departments and the enterprise as a whole. The Company believes its client/server products address these challenges and that it is well positioned to successfully market client/server application development, testing and implementation and systems management software to its target market.

In the last four years, the Company has developed products and made acquisitions in the application development, testing and implementation and systems management environments of the client/server market. The Company believes it has made substantial progress in penetrating the market in all three environments because of the quality and visibility of its UNIFACE, EcoSystems, QA Center and DevPartner Studio products.

MAINFRAME TESTING AND IMPLEMENTATION TOOLS

The Company currently offers testing and implementation software products that focus on improving the productivity of programmers and analysts in application testing, test data preparation, error analysis and maintenance of systems running on IBM and IBM-compatible mainframes.

The Company's testing and implementation products are functionally rich, focused on user needs and require minimal user training. Compuware strives to ensure a common "look and feel" across its products and emphasizes ease of use in all aspects of product design and functionality. Most products can be used immediately without modification of customer development practices and standards, can be quickly integrated into day-to-day testing, debugging, and maintenance activities and provide demonstrable benefits soon after installation.

Compuware's mainframe testing and implementation products are grouped into the following four product families:

File and Data Management. Compuware's file and data management products include the File-AID and XPERT series products. These products provide a consistent, familiar and secure method for IS professionals to access data across all strategic environments in order to automate the creation of test data, quickly resolve production data problems and manage changes to data and databases.

Fault Management. Compuware's Abend-AID products assist programmers in more quickly and accurately analyzing and diagnosing software errors generally occurring during testing and implementation. These errors, which result in the abnormal end of the application execution, must be corrected before the program at fault is restarted.

Interactive Analysis and Debugging. Compuware's XPEDITER interactive debugging products enable programmers to identify and resolve errors in complex software efficiently and accurately. Compuware's PATHVU interactive analysis products enable programmers to assess the quality of program code, document program logic and trace the flow of the program's logical execution.

Automated Testing. Compuware's QA Hiperstation simulates the on-line systems environment, allowing programmers to test on-line applications under production conditions without requiring actual users at terminals. These products capture actual production transactions, allow test data to be created by modification of these transactions, and then execute application programs using the test data in a simulated on-line environment. QA Solutions is a complete line of testing services that supplements Compuware's testing products.

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

CLIENT/SERVER TESTING AND IMPLEMENTATION TOOLS

The Company's client/server testing and implementation toolset is rapidly evolving to improve the productivity of programmers and analysts who work in the various client/server computing platforms. Similar to their mainframe counterparts, these products can be used immediately without modification of customer development practices and standards, can be quickly integrated into day-to-day testing, debugging and maintenance activities and provide demonstrable benefits soon after installation.

Compuware's client/server testing and implementation products are grouped into the following four product lines:

File and Data Management. File-AID/CS is a test data management tool designed to save time and reduce the level of expertise required to manipulate data during the development, testing and support of client/server applications. Users can age, reformat, generate, convert, copy, compare, modify and view data without being an expert in numerous database environments. File-AID/CS eliminates the need to write programs, scripts or SQL or use multiple utilities. It works with Oracle, Sybase, Microsoft QL Server, Informix, DB2 UDB and many other file and database types.

Fault Management. Compuware's DevPartner Studio is the SmartDebugging(TM) companion for Microsoft (R) Visual Studio(TM) 97. It accelerates team development of multi-language components for Windows and Internet applications. DevPartner Studio SmartDebugging tools automatically detect, diagnose and facilitate resolution of software errors and performance problems.

Interactive Analysis and Debugging. Compuware's XPEDITER/SQL provides interactive analysis and resolution of SQL program errors.

Automated Testing. Compuware's line of QA/Center products addresses the growing demand for automated testing solutions for client/server and web applications. QARun is Compuware's enterprise-wide script development and test execution tool for client/server applications. QADirector provides test management. QALoad is used for server load and performance testing. These products are augmented by QASolutions, a complete line of testing services.

CLIENT/SERVER SYSTEMS MANAGEMENT TOOLS

EcoSYSTEMS is the Company's suite of products for improving service level management of enterprise networks, servers, distributed databases and client/server applications in a variety of environments. Supported environments include Windows NT, UNIX, Oracle, Sybase and Informix. EcoTOOLS simplifies troubleshooting by allowing users to monitor vital service level metrics, as well as the ability to automatically initiate corrective actions to help prevent application downtime. EcoSCOPE gathers and monitors data for managing application performance. Fault XPERT allows real-time responses to application failures.

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

The rapid growth of the client/server market has created strong demand for professional services and consulting to assist customers in building new client/server environments. Generally, these customers do not have a sufficient staff of programmers with the expertise to implement client/server systems and applications. The Company believes it has a competitive advantage in the client/server market by providing products as well as professional services. For an organization implementing a client/server system, Compuware offers software tools and professional services to deliver complete client/server solutions. Compuware has trained a significant segment of its professional services staff in UNIFACE, EcoSystems, QA Center and other major client server technologies so that it can assign such personnel to fulfill client/server-oriented consulting and implementation requirements.

The need to modify applications systems for the Year 2000 has created demand for professional services and consulting to assist customers in sizing, analyzing, converting and testing their applications programs for Year 2000 compliance. The Company believes it has a competitive advantage by combining its products and services offerings in order to provide clients with comprehensive, efficient Year 2000 solutions. Its PRODUCTION 2000 offerings demonstrate the Company's unique capability to respond to its customers' evolving, and sometimes transient, needs. The Company believes that its long term success, however, will depend upon its ability to respond effectively to changes in customer needs beyond the Year 2000.

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

The objective of the Company's professional services division is to create long-term relationships with clients in which its professional staff joins with the client's information systems organization to plan, design, program, implement and maintain technology-based solutions that achieve client business goals. Typically, the professional services staff is integrated with the client's development team on a specific application or project. Professional services staff work primarily at client sites or at Compuware's Development Centers in Farmington Hills, Michigan; Milwaukee, Wisconsin; Columbus, Ohio; Colorado Springs, Colorado; and Phoenix, Arizona. The Company also has professional services operations in its international locations.

CUSTOMERS

Compuware's products and professional services are used by the information systems departments of a wide variety of large commercial and government organizations. As of March 31, 1998, approximately 200,000 copies of Compuware's products had been licensed by over 11,800 customers.

None of Compuware's customers accounted for 10% or more of Compuware's total revenues during any of the last three fiscal years.

SALES AND MARKETING

Compuware markets its testing and implementation tools, client/server systems management tools and client/server application development tools primarily through a direct sales force in the United States, Canada, Europe, Japan, Asia/Pacific, Brazil, and South Africa as well as through independent distributors in over 30 other countries. Compuware's combined products sales and marketing staff as of March 31, 1998 numbered 728 in the United States (including headquarters support for international sales), 34 in Canada, 760 in Europe, 36 in Japan, 179 in Asia/Pacific, 35 in Brazil and 44 in South Africa, for a total of 1,816 worldwide.

Compuware markets its professional services primarily through account managers located in offices throughout North America, Europe and Asia/Pacific. Senior professional services executives support branch marketing efforts by identifying new business opportunities and making joint sales calls. This marketing structure enables the Company to keep abreast of, and respond quickly to, the changing needs of its clients and to call on the actual users of Compuware's professional services on a regular basis. UNIFACE and QA Solutions professional services are generally provided in conjunction with product sales, but have substantial follow-up business as well.

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

Compuware's product development staff consisted of 589 employees as of March 31, 1998. Product development is performed primarily at Compuware's headquarters in Farmington Hills, Michigan, and at its offices in Campbell, California, Nashua, New Hampshire and in Amsterdam, The Netherlands.

Total research and development costs incurred internally by Compuware were $65.0 million, $54.3 million and $55.7 million during fiscal 1998, 1997 and 1996, respectively. Of these amounts, $10.6 million, $9.8 million and $12.9 million were capitalized during the same periods, respectively. Capitalization of internally developed software products begins when technological feasibility of the product is established. Software product development expense in the statement of operations includes all expenditures for research and development net of amounts capitalized.

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

PRODUCT MAINTENANCE AND CUSTOMER SUPPORT

Compuware believes that effective support of its customers and products during both the trial period and for the license term is a substantial factor in product acceptance and subsequent new product sales. Compuware believes its installed base is a significant asset and intends to continue to provide high levels of customer support and periodic product upgrades to assure a continuing high level of customer satisfaction. In fiscal year 1998, approximately 97% of Compuware's existing customers renewed at least one of their maintenance arrangements. Compuware had 286 employees as of March 31, 1998 devoted to its maintenance and customer support services.

All customers who subscribe to Compuware's maintenance and support services are entitled to receive technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released by Compuware during the maintenance period. Maintenance and support services are provided primarily by telephone access to technical personnel located in Farmington Hills, Michigan; Campbell, California; Nashua, New Hampshire; and in the offices of Compuware's foreign subsidiaries and distributors.

Licensees have the option of renewing their maintenance agreements each year for an annual fee of approximately 15% of the then current list price of the licensed product. They also have the option of committing to maintenance for up to five years on a contractual basis. For fiscal years 1998, 1997 and 1996, maintenance fees represented approximately 21.4%, 25.8% and 30.0%, respectively, of Compuware's total revenues.

COMPETITION

The markets for Compuware's software products are highly competitive and characterized by continual change and improvement in technology. Compuware's competitors include BMC Software, Computer Associates, Centura, Forte, Informix, Oracle, PLATINUM Technology, Sybase and VIASOFT. None of the competitors competes in all of Compuware's product lines. Although Compuware believes its mainframe products are generally complementary to those marketed by IBM, IBM does offer some products that are directly competitive and there can be no assurance that IBM will not choose to offer significant competing products in the future. The principal competitive factors affecting the market for the Company's software products include: responsiveness to customer needs, functionality, performance, reliability, ease of use, quality of customer support, vendor reputation and price. The Company believes, based on its current market position, that it has competed effectively in the software products marketplace. Nevertheless, a variety of external and internal events and circumstances could adversely affect the Company's competitive capacity. The Company's ability to remain competitive will depend, to a great extent, upon its performance in product development and customer support. To be successful in the future, the Company must respond promptly and effectively to the challenges of technological change and its competitors' innovations by continually enhancing its own product offerings.

The market for data processing professional services is highly competitive, fragmented and characterized by low barriers to entry. Compuware's principal competitors in professional services include Andersen Consulting, Electronic Data Systems Corporation, IBM's Integrated Systems Solutions Corp., Analysts International Corporation, Keane, Inc. and numerous other regional and local firms in the markets in which Compuware has professional services offices. Several of these competitors have substantially greater financial, marketing, recruiting and training resources than Compuware. The principal competitive factors affecting the market for Compuware's professional services include responsiveness to customer needs, breadth and depth of technical skills offered, availability and productivity of personnel, ability to demonstrate achievement of results and price.

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

Compuware seeks to protect its software, documentation and other written materials under copyright law, which affords only limited protection. It also asserts trademark rights in its product names. Compuware has eight patent applications pending for certain product technology and has plans to seek additional patents in the future. However, because the industry is characterized by rapid technological change, Compuware believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of its technology.

There can be no assurance that third parties will not assert infringement claims against Compuware in the future with respect to current and future products or that any such assertion may not require Compuware to enter into royalty arrangements or result in costly litigation.

EMPLOYEES

As of March 31, 1998, Compuware employed 8,663 people worldwide, with 1,816 in products sales, sales support and marketing; 589 in research and development; 286 in product maintenance and customer support; 5,218 in professional services marketing and delivery; and 754 in other general and administrative functions. None of Compuware's domestic employees is represented by a labor union. Compuware has experienced no work stoppages and believes that its relations with its employees are good. Compuware's success will depend in part on its continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software developers, professional services staff and sales and marketing personnel.

ITEM 2.  PROPERTIES

The Company's executive offices, research and development, principal marketing, primary professional services office, customer service and support facilities are located in approximately 225,000 square feet that the Company owns in an executive office park in Farmington Hills, Michigan. The Company also leases approximately 80,000 square feet in the same office park. In addition, the Company owns approximately 40,000 square feet in nearby West Bloomfield, Michigan which houses its production, distribution and additional services facilities.

The Company operates 93 offices with a presence in over 47 countries. Remote product research and development facilities are located in Campbell, California; Nashua, New Hampshire; and Amsterdam, The Netherlands.

ITEM 3.  LEGAL PROCEEDINGS

The Company currently is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol CPWR. As of June 1, 1998, there were approximately 2,391 shareholders of record of Compuware Common Stock. The Company has not paid any cash dividends on its Common Stock since fiscal 1986, and it anticipates that for the foreseeable future, it will continue to retain its earnings for use in its business. In April 1997, the Company effected a two-for-one stock split by means of a 100% stock dividend payable to shareholders of record as of April 4, 1997. In October 1997, the Company effected a two-for-one stock split by means of a 100% stock dividend payable to shareholders of record as of October 22, 1997. The following table sets forth the range of high and low trading sale prices for the Company's Common Stock for the periods indicated, all as reported by Nasdaq. The information presented below has been restated for the stock splits.



FISCAL YEAR ENDED MARCH 31, 1998                                           HIGH                  LOW
  First quarter                                                          $25.38               $15.50
  Second quarter                                                          32.69                22.63
  Third quarter                                                           39.50                28.19
  Fourth quarter                                                          51.25                31.13


FISCAL YEAR ENDED MARCH 31, 1997                                           HIGH                  LOW
  First quarter                                                          $14.19               $ 5.69
  Second quarter                                                          11.50                 8.07
  Third quarter                                                           15.57                11.13
  Fourth quarter                                                          17.32                12.07

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA



                                                                                     Year Ended March 31,
                                                --------------------------------------------------------------------------------
                                                    1998              1997             1996             1995            1994
                                                --------------     -----------      ------------     -----------     ------------
                                                                (In thousands, except earnings per share data)


STATEMENT OF OPERATIONS DATA:
Revenues:
  Software license fees                         $    467,251       $  318,907       $  226,690       $  223,589       $  163,563
  Maintenance fees                                   244,273          209,521          184,039          153,828          116,399
  Professional services fees                         427,794          284,468          203,630          156,460          114,395
                                                ------------     ------------     ------------     ------------     ------------
     Total revenues                                1,139,318          812,896          614,359          533,877          394,357
                                                ------------     ------------     ------------     ------------     ------------
Operating expenses:
  Cost of software license fees                       22,874           20,881           20,146           14,894           10,612
  Cost of maintenance                                 31,203           27,278           26,867           24,111           19,138
  Cost of professional services                      365,948          250,405          174,215          133,823           99,129
  Software product development                        54,416           44,494           42,792           31,825           25,596
  Sales and marketing                                325,793          256,139          204,403          174,829          120,338
  Administrative and general                          58,965           48,233           38,537           33,951           28,431
  Restructuring and merger-related costs               3,606  (1)                       10,688 (2)       10,547 (3)
  Purchased research and development                   3,160  (4)      21,790 (5)       24,943 (6)       11,990 (7)
                                                ------------     ------------     ------------     ------------     ------------
     Total operating expenses                        865,965          669,220          542,591          435,970          303,244
                                                ------------     ------------     ------------     ------------     ------------
Income from operations                               273,353          143,676           71,768           97,907           91,113
Interest and investment income, net                   17,417            5,710            7,015            5,805            2,797
                                                ------------     ------------     ------------     ------------     ------------
Income  before merger costs-escrow  claims           290,770          149,386           78,783          103,712           93,910
Merger costs-escrow claims                                                                                8,531  (3)
                                                ------------     ------------     ------------     ------------     ------------
Income before income taxes                           290,770          149,386           78,783           95,181           93,910
Income tax provision                                  96,826           51,950           34,541           33,084           31,623
                                                ------------     ------------     ------------     ------------     ------------
Net income                                      $    193,944       $   97,436       $   44,242      $    62,097       $   62,287
                                                ============     ============     ============     ============     ============

Basic earnings per share (8)                    $       1.10       $     0.57       $     0.26      $      0.35       $     0.36
Diluted earnings per share (8)                          1.00             0.54             0.25             0.33             0.34

Shares used in computing net income per share:
Basic earnings per share                             176,137          170,385          173,758          179,029          174,697
Diluted earnings per share                           193,713          179,870          179,475          190,738          185,626


BALANCE SHEET DATA (AT PERIOD END):
Working capital                                 $    362,324       $  179,508       $  141,842      $   195,941       $  149,542
Total assets                                       1,072,640          755,407          555,726          524,095          401,875
Long-term debt, less current maturities                6,956            6,068                -                -                -
Total shareholders' equity                           708,296          445,636          318,985          336,201          253,925



(1) Reflects costs incurred with the merger and integration of NuMega Technologies, Inc. See note 2 of Notes to Consolidated Financial Statements.
(2) Reflects restructuring costs incurred with the reorganization of the Company's operating units and corporate functions. See note 3 of Notes to Consolidated Financial Statements.
(3) Reflects merger costs Incurred in connection with the acquisition, restructuring and integration of Uniface.
(4) Reflects purchased research and development incurred in connection with the UnderWare Inc. acquisition. See note 2 of Notes to Consolidated Financial Statements.
(5) Reflects purchased research and development incurred in connection with the Direct Technology and DRD Promark acquisitions. See note 2 of Notes to Consolidated Financial Statements.
(6) Reflects purchased research and development incurred in connection with the CoroNet Systems, Inc. acquisition. See note 2 of Notes to Consolidated Financial Statements.
(7) Reflects purchased research and development incurred in connection with the purchase of Simon and Oliver interactive analysis and debugging products for CICS and batch environments from Advanced Programming Techniques, Ltd.
(8)    See notes 1 and 9 of Notes to the Consolidated Financial Statements and
       Exhibit 11.1 for the basis of computing earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain operational data from the Company's consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:




                                                                Percentage of                  Period-to-Period
                                                                Total Revenues                      Change
                                                      -----------------------------------   ------------------------
                                                              Fiscal Year Ended                1997         1996
                                                                  March 31,                     to           to
                                                      -----------------------------------
                                                        1998         1997        1996          1998         1997
                                                      ----------  ----------- -----------   -----------  -----------
Revenues:
   Software license fees                                  41.0%       39.2%       36.9%        46.5%        40.7%
   Maintenance fees                                       21.4        25.8        30.0         16.6         13.8
   Professional services fees                             37.6        35.0        33.1         50.4         39.7
                                                      --------    --------    --------
       Total revenues                                    100.0       100.0       100.0         40.2         32.3
                                                      --------    --------    --------

Operating expenses:
   Cost of software license fees                           2.0         2.6         3.3          9.5          3.6
   Cost of maintenance                                     2.7         3.4         4.4         14.4          1.5
   Cost of professional services                          32.1        30.8        28.3         46.1         43.7
   Software product development                            4.8         5.4         7.0         22.3          4.0
   Sales and marketing                                    28.6        31.5        33.3         27.2         25.3
   Administrative and general                              5.2         5.9         6.3         22.3         25.2
   Restructuring and merger-related costs                  0.3                     1.7        100.0       (100.0)
   Purchased research and development                      0.3         2.7         4.0        (85.5)       (12.6)
                                                      --------    --------    --------
         Total operating expenses                         76.0        82.3        88.3         29.4         23.3
                                                      --------    --------    --------

Income from operations                                    24.0        17.7        11.7         90.3        100.2

Interest and investment income, net                        1.5         0.7         1.1        205.0        (18.6)
                                                      --------    --------    --------
Income before income taxes                                25.5        18.4        12.8         94.6         89.6

Income tax provision                                       8.5         6.4         5.6         86.4         50.4
                                                      --------    --------    --------

Net income                                                17.0%       12.0%        7.2%        99.0%       120.2%
                                                      ========    ========    ========


The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and the percentage change in such items compared to prior periods after excluding fiscal 1998, 1997 and 1996 special charges from the calculations:



                                                        Percentage of                   Period-to-Period
                                                        Total Revenues                       Change
                                              -----------------------------------    -----------------------
                                                      Fiscal Year Ended                1997         1996
                                                          March 31,                     to           to
                                              -----------------------------------
                                                 1998        1997        1996          1998         1997
                                              -----------  ----------  ----------    ----------  -----------

Income from operations                            24.6%        20.4%       17.5%        69.3%        54.1%
Interest and investment income, net                1.5          0.7         1.1        205.0        (18.6)
                                              --------     --------    --------
Income before income taxes                        26.1         21.1        18.6         73.8         49.6
Income tax provision                               8.7          7.1         6.2         72.3         50.9
                                              --------     --------    --------
  Net income                                      17.4%        14.0%       12.4%        74.6%        49.0%
                                              ========     ========    ========




FISCAL 1998 COMPARED TO FISCAL 1997

Total revenues for fiscal 1998 were $1.1 billion, an increase of $326.4 million, or 40.2%, as compared to $812.9 million for fiscal 1997. The Company experienced growth in all revenue categories during fiscal 1998.

Software license fees increased $148.3 million, or 46.5%, to $467.3 million in fiscal 1998 from $318.9 million in fiscal 1997. Almost all of the Company's product families experienced growth in license sales. These increases were spread primarily in the third and fourth quarter, and were due primarily to increased demand for the Company's mainframe testing and implementation products, and to a lesser extent, client/server testing and implementation products.

Maintenance fee revenues increased $34.8 million, or 16.6%, to $244.3 million in fiscal 1998 from $209.5 million in fiscal 1997. The Company continues to experience growth in maintenance fees for all of its product families due to the growth in the number of installed copies of its products and its relatively high rate of maintenance contract renewals.

Revenues from professional services increased $143.3 million, or 50.4%, to $427.8 million in fiscal 1998 from $284.5 million in fiscal 1997. This increase was due primarily to increased business at new and existing clients equal to $31.8 million, $16.7 million and $13.1 million at Compuware's Farmington Hills, Michigan, Milwaukee, Wisconsin and Columbus, Ohio branches, respectively. Revenues from professional services related to client/server systems increased $53.9 million in fiscal 1998 over fiscal 1997.

Revenues from North American operations increased $266.9 million, or 47.8% to $826.0 million in fiscal 1998 from $559.0 million in fiscal 1997. International revenues increased $59.5 million, or 23.4%, to $313.3 million in fiscal 1998 from $253.9 million in fiscal 1997.

During fiscal 1998, the overall strengthening of the dollar against European and Japanese currencies had a negative impact on Compuware's foreign revenues, as compared to fiscal 1997. If exchange rates had been the same as they were in fiscal 1997, international revenues during fiscal 1998 would have increased $87.7 million, or 34.6%, instead of $59.5 million, or 23.4%, as reported. However, the impact on revenue was partially offset by the exchange rate impact on foreign expenses, the majority of which are in sales and marketing. The $69.7 million or 27.2% increase in sales and marketing expenses over fiscal 1997 would have been $85.7 million, or 33.4%, if foreign exchange rates in fiscal 1998 had been the same as they were in fiscal 1997. As indicated from the above comments, Compuware's future operating results may be adversely impacted by the overall strengthening of the U.S. dollar against foreign currencies of countries where Compuware conducts business; conversely, future operating results may be favorably impacted by an overall weakening of the U.S. dollar against foreign currencies.

Cost of software license fees increased $2.0 million, or 9.5%, to $22.9 million in fiscal 1998 from $20.9 million in fiscal 1997. Cost of software license fees includes amortization of capitalized software, the cost of preparing and disseminating products to customers and the cost of author royalties. The Company capitalizes the cost of internally developed software when technological feasibility has been achieved. The increase in these costs is due primarily to an increase in amortization of purchased and internally developed software products, and to a lesser extent, to increased packaging and distribution costs. As a percentage of software license fees, these costs decreased to 4.9% in fiscal 1998 from 6.5% in fiscal 1997.

Cost of maintenance increased $3.9 million, or 14.4%, to $31.2 million in fiscal 1998 from $27.3 million in fiscal 1997. Cost of maintenance consists of the cost of maintenance programmers and product support personnel and the computing, facilities and benefits costs allocated to such personnel. The increase in cost of maintenance was due primarily to the increase in maintenance and support staff in order to support the worldwide growth of the installed base. As a percentage of maintenance fees, these costs decreased to 12.8% for fiscal 1998 from 13.0% in fiscal 1997. The Company will continue to look for ways to reduce this percentage while maintaining superior service levels and high renewal rates.

Cost of professional services increased $115.5 million, or 46.1%, to $365.9 million in fiscal 1998 from $250.4 million in fiscal 1997. Cost of professional services includes all costs of the Company's professional services business, including the personnel costs of the professional, management and administrative staff of the Company's services business and the facilities and benefits costs allocated to such personnel. The increase in these expenses was due primarily to an increase of 1,033 professional staff to 4,555 people at the end of fiscal 1998, as compared to 3,522 people at the end of fiscal 1997. As a percentage of professional services fees, these costs decreased to 85.5% in fiscal 1998 from 88.0% in fiscal 1997. The Company believes that the demand for its services offerings will allow higher rates and staff utilization in order to maintain or improve services margins.

Software product development costs increased $9.9 million, or 22.3% to $54.4 million in fiscal 1998 from $44.5 million in fiscal 1997. Before the capitalization of internally developed software products, total research and development expenditures increased to $65.0 million, or 19.8%, in fiscal 1998 from $54.3 million in fiscal 1997. Software product development costs consist of the cost of programming personnel, the facilities, computing and benefits costs allocated to such personnel and the costs of preparing user and installation guides for the Company's software products, less the amount of software development costs capitalized during the fiscal year. The increase in these costs was due primarily to a 27.5% increase in software development staff needed to meet the demand for new and enhanced products. Those major development projects that achieved technological feasibility for fiscal 1998 included five new interactive analysis and debugging products, two new fault management products, four new file and data management products, five automated testing products and two systems management products.

Sales and marketing costs increased $69.7 million, or 27.2%, to $325.8 million in fiscal 1998 from $256.1 million in fiscal 1997. Sales and marketing costs consist of the sales and marketing expenses associated with the Company's products business, which include costs of direct sales, sales support and marketing staff, the facilities and benefits costs allocated to such personnel and the costs of marketing and sales incentive programs. The increase in sales and marketing costs was largely attributable to the expansion of the worldwide sales force, higher sales commissions associated with increased product sales, and increased advertising expenditures. The direct sales and sales support staff increased by 686 to 1,816 people at the end of fiscal 1998, as compared to 1,130 at the end of fiscal 1997. Approximately 56% of the Company's direct sales force is selling client/server products. The proportion of client/server sales representatives is expected to increase gradually over the next few years. As a percentage of software license fees, sales and marketing costs decreased from 80.3% in fiscal 1997 to 69.7% in fiscal 1998.

Administrative and general costs increased $10.7 million, or 22.3%, to $59.0 million in fiscal 1998 from $48.2 million in fiscal 1997. Administrative and general costs consist of facilities, computing, compensation and benefit costs of the Company's executive officers, legal, human resources, finance, administrative and recruiting staffs and other personnel. The increase in these costs was due primarily to the increase in the costs of executive compensation, plus additional costs of employee development programs, legal services and corporate communications necessary to support the Company's growth. As a percentage of total revenues, administrative and general costs decreased from 5.9% in fiscal 1997 to 5.2% in fiscal 1998.

During fiscal 1998, the Company incurred special charges of $3.2 million related to purchased research and development incurred in connection with the acquisition of UnderWare, Inc. Since the research and development in process had not reached technological feasibility, this amount was expensed in accordance with Statement of Financial Accounting Standards No. 2. The Company also incurred $3.6 million of merger-related costs incurred in connection with the merger and integration of NuMega Technologies, Inc.

Net interest and investment income for fiscal 1998 was $17.4 million as compared to $5.7 million in fiscal 1997. This increase in income was due primarily to higher average cash and investment balances resulting from cash generated from higher operating earnings and to interest received on prior years' amended federal tax returns.

Income before income taxes increased approximately $141.4 million, or 94.6%, to $290.8 million, as compared to income before income taxes of $149.4 million in fiscal 1997. Excluding special charges, Compuware's income before income taxes would have increased $126.3 million, or 73.8%, to $297.5 million from $171.2 million in fiscal 1997. As a percentage of total revenues, income before income taxes exclusive of special charges was 26.1% in fiscal 1998, as compared to 21.1% in fiscal 1997.

The Company's provision for income taxes was $96.8 million in fiscal 1998, which represents an effective tax rate of 33.3%, as compared to an income tax provision of $52.0 million in fiscal 1997, which represents an effective tax rate of 34.8%. The difference between the effective tax rate for fiscal 1998 and 1997 was due primarily to the non-deductibility of the purchased research and development costs incurred during fiscal 1997 in connection with the DRD Promark, Inc. acquisition. The effective tax rate for fiscal 1997 would have been 33.6% without this cost.

FISCAL 1997 COMPARED TO FISCAL 1996

Total revenues for fiscal 1997 were $812.9 million, an increase of $198.5 million, or 32.3%, as compared to $614.4 million for fiscal 1996. The Company experienced growth in all revenue categories during fiscal 1997.

Software license fees increased $92.2 million, or 40.7%, to $318.9 million in fiscal 1997 from $226.7 million in fiscal 1996. Almost all of the Company's product families experienced growth in license sales. These increases were accomplished in all four quarters, and were due primarily to increased demand for the Company's mainframe products, and to a lesser extent, the expansion of the testing and implementation and systems management sales forces.

Maintenance fee revenues increased $25.5 million, or 13.8%, to $209.5 million in fiscal 1997 from $184.0 million in fiscal 1996. The Company continues to experience growth in maintenance fees for all of its product families due to the growth in the number of installed copies of its products and its relatively high rate of maintenance contract renewals.

Revenues from professional services increased $80.8 million, or 39.7%, to $284.5 million in fiscal 1997 from $203.6 million in fiscal 1996. This increase was due primarily to increased business at new and existing clients equal to $17.1 million, $13.5 million and $10.1 million at Compuware's Minneapolis, Minnesota, Farmington Hills, Michigan and Columbus, Ohio branches, respectively. In addition, the acquisition of Adams and Reynolds, Inc. in early fiscal 1997, contributed approximately $8.8 million in growth in services revenue. Revenues from professional services related to client/server systems increased $16.8 million in fiscal 1997 over fiscal 1996.

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

Software product development costs increased $1.7 million, or 4.0% to $44.5 million in fiscal 1997 from $42.8 million in fiscal 1996. Before the capitalization of internally developed software products, total research and development expenditures decreased to $54.3 million, or 2.5%, in fiscal 1997 from $55.7 million in fiscal

1996. Software product development costs consist of the cost of programming personnel, the facilities, computing and benefits costs allocated to such personnel and the costs of preparing user and installation guides for the Company's software products, less the amount of software development costs capitalized during the fiscal year. The decrease in these costs was due primarily to the consolidation of product development facilities and cross-training of certain development staff personnel. This was offset by a 5.5% increase in software development staff needed to meet the demand for new and enhanced products. Those major development projects that achieved technological feasibility for fiscal 1997 included the major new release of UNIFACE, two new interactive analysis and debugging products, two new fault management products, two new file and data management products, three automated testing products and one systems management product.

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

During fiscal 1997, the Company incurred special charges of $21.8 million related to purchased research and development acquired in connection with the purchases of Direct Technology Limited and DRD Promark, Inc. Since the research and development in process had not reached technological feasibility, this amount was expensed in accordance with Statement of Financial Accounting Standards No. 2.

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

The Company's provision for income taxes was $52.0 million in fiscal 1997, which represents an effective tax rate of 34.8%, as compared to an income tax provision of $34.5 million in fiscal 1996, which was an effective tax rate of 43.8%. The difference between the effective tax rates in fiscal 1997 and 1996 is due primarily to the nondeductibility of the purchased research and development incurred in connection with the DRD Promark Inc. and CoroNet acquisitions, respectively. Without these expenses, the effective tax rates for fiscal 1997 and 1996 would have been 33.6% and 33.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had approximately $368.3 million in cash and investments which resulted primarily from cash generated from operations. During fiscal 1998, 1997 and 1996, Compuware generated $210.6 million, $134.3 million and $78.2 million, respectively, in operating cash flow. During these periods, the Company had capital expenditures which included property and equipment, capitalized research and software development and purchased software of $41.8 million, $38.0 million and $29.4 million, respectively.

During fiscal 1998, the Company acquired UnderWare, Inc. a privately held software product company for approximately $3.5 million cash and Vine Systems Company Ltd., a professional services firm for approximately $5.0 million. Each acquisition was accounted for as a purchase. See note 2 of Notes to Consolidated Financial Statements.

Compuware believes its available cash resources, together with cash flow from operations, will be sufficient to meet its cash needs for the foreseeable future.

Compuware has a line of credit which permits the Company to borrow up to $30 million. The line of credit expires on September 1, 1999 and its availability is subject to a number of financial covenants (see note 7 of Notes to Consolidated Financial Statements). During the last fiscal year, the Company had no borrowings under this line of credit. The Company's long-term debt includes $6.1 million of pound-denominated notes issued as part of the Direct Technology Limited acquisition (see notes 2 and 7 of Notes to Consolidated Financial Statements). The notes are due April 30, 1999 and interest is paid semiannually at the six month LIBOR rate. The Company also has approximately $800,000 of pound-denominated notes outstanding at March 31, 1998 that were issued as part of the Vine Systems acquisition (see note 2 of Notes to Consolidated Financial Statements). The notes are due March 31, 2001 and interest is paid semiannually using the six month LIBOR rate.

At March 31, 1998, the Company had approximately $101.2 million in net operating loss carryforwards available for income tax purposes. Of this amount, approximately $4.5 million is available to offset U.S. federal income taxes and approximately $96.7 million related to various foreign jurisdictions. The Company has evaluated the realizability of such loss carryforwards using the "more likely than not" criteria established under SFAS 109 and has recorded an estimated valuation allowance.

The Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" in June 1997. The Company is required to adopt these Statements with its fiscal year ending March 31, 1999. The adoption of these new standards are not expected to have a material impact on the Company's financial statements. In October 1997, the American Institute of Certified Public Accountants (AICPA) released Statement of Position (SOP) 97-2, "Software Revenue Recognition", which supersedes SOP 91-1, "Software Revenue Recognition". SOP 97-2 establishes standards for recognizing revenues related to software products and related services. The Company is required to adopt this pronouncement prospectively with its fiscal year ending March 31, 1999. The adoption of SOP 97-2 is not expected to have a material impact on the Company's financial statements. In March 1998, the AICPA released SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which establishes guidance on accounting for the costs of computer software developed or obtained for internal use. The Company is required to adopt this pronouncement with its fiscal year ending March 31, 1999. The adoption of SOP 98-1 is not expected to have a material impact on the Company's financial statements.

Compuware is designing and testing the most current versions of its products to process Year 2000 data without interruption or errors and believes that these versions are substantially Year 2000 compliant.

Compuware may experience migration costs for customers who are not running current levels of its products. Compuware is continually testing its products to assure Year 2000 support and compliance; there can be no assurance, however, that despite such testing, undetected errors or defects will not exist that could cause a product to fail to process Year 2000 data correctly. Compuware's products are typically used in high volume information systems that are critical to a customer's operations, so that business interruptions, loss or corruption of data or other major problems could have significant consequences to the customer. At this time, the Company is not aware of any material operational issues or costs associated with Year 2000 compliance of its own products. Compuware is also unaware of any potential material liabilities or operational difficulties associated with Year 2000 compliance of its own internal information systems.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT  MARKET RISK

INVESTMENT PORTFOLIO

The table below provides information about the Company's investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates (in thousands, except interest rates):

                                                                                                        FAIR VALUE AT
                                            FY 1999        FY 2000        FY 2001          TOTAL        MARCH 31, 1998
                                         -------------- --------------  -------------  --------------  -----------------

Cash Equivalents                         $    182,366                                $    182,366          $  182,366
     Average Interest Rate                       5.02%                                       5.02%

Investments                                    54,349    $ 103,659         $ 4,062        162,070             162,191
     Average Interest Rate                       3.91%        3.97%           4.03%          3.95%

     Average Interest Rate
     (tax equivalent)                            6.01%        6.11%           6.20%          6.08%

FOREIGN EXCHANGE HEDGING

Compuware uses a hedging program employing forward contracts on the local currencies of its major foreign subsidiaries to reduce its exposure to currency fluctuations on intercompany foreign currency denominated balance sheet positions. Rather than hedging individual transactions denominated in one currency the Company hedges the aggregate of such transactions in each currency, or the balance due from the foreign subsidiary to the U.S. at a given point, usually at month end. The normal holding period for any hedge entered into is 30 to 90 days. The Company does not take firm delivery of the foreign currency amounts and it does not hedge anticipated transactions or outstanding commitments. The difference between the contract rate and the current market rate on the maturity date is paid or received from the bank on the settlement date. The gain or loss incurred as of month end on any open contract is recognized in the statement of income. See note 1 of Notes to Consolidated Financial Statements. The Board of Directors has approved the Company's hedging program. The Chief Financial Officer reviews and approves all hedging transactions.

The Company had $45.5 million of short-term foreign exchange forward contracts at March 31, 1998, denominated in German, Belgium, Austrian, French, Japanese, Australian, Dutch, Italian and Swiss currencies. The Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective in eliminating or reducing transaction losses.

The following table provides information about the Company's foreign exchange forward contracts at March 31, 1998. The table presents the value of the contracts in U.S. dollars at the contract maturity date and the fair value of the contracts at March 31,1998 (in thousands, except contract rates):

                           CONTRACT                                               FORWARD         FAIR VALUE
                            DATE IN          MATURITY          CONTRACT         POSITION IN           AT
                             1998          DATE IN 1998          RATE          U.S. DOLLARS     MARCH 31, 1998
                         --------------  -----------------  ----------------  ---------------- -----------------
     German Marks           Mar-31            May-29                1.84466       $ 11,926         $ 11,959
     Belgium Francs         Feb-27            Apr-30               37.29500          3,754            3,684
     Austrian Shilling      Mar-31            May-29               13.01440          3,688            3,710
     French Francs          Mar-31            May-29                6.18440          7,600            7,627
     Japanese Yen           Mar-31            May-29              132.06200          3,407            3,411
     Australian Dollar      Mar-31            May-29                1.50750          3,317            3,309
     Dutch Guilders         Mar-31            May-29                2.07965          4,809            4,824
     Italian Lire           Mar-31            May-29            1,824.32000          1,370            1,375
     Swiss Francs           Mar-31            May-29                1.51950          5,607            5,632


ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REFERENCE SHOULD BE MADE TO ITEM 14 (A) 1 FOR AN INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Compuware Corporation:

We have audited the accompanying consolidated balance sheets of Compuware Corporation and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Compuware Corporation and its subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Detroit, Michigan
May 4, 1998

COMPUWARE CORPORATION AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1998 AND 1997
(IN THOUSANDS, EXCEPT SHARE DATA)




ASSETS                                               NOTES       1998        1997
                                                   ---------- ----------- ------------
CURRENT ASSETS:
   Cash and cash equivalents                                  $  206,278  $  107,341
   Investments                                         4          54,349      26,604
   Accounts receivable, less allowance for doubtful
     accounts of $8,812 and $6,941                               388,573     290,922
   Deferred tax asset                                 10          14,133       9,747
   Income taxes refundable                                         2,594       9,593
   Prepaid expenses and other current assets                      10,348       7,605
                                                              ----------  ----------

                  Total current assets                           676,275     451,812
                                                              ----------  ----------


INVESTMENTS                                            4         107,721      44,465
                                                              ----------  ----------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                       5          84,494      70,578
                                                              ----------  ----------

CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION OF $70,243 AND $53,933                            50,455      53,355
                                                              ----------  ----------

OTHER:
   Accounts receivable                                            64,282      54,637
   Deferred tax asset                                 10          12,926      11,084
   Excess of cost of investment over fair value of
   net assets acquired, less accumulated amortization
     of $9,835 and $5,417                              2          57,607      55,700
    Other assets                                       6          18,880      13,776
                                                              ----------  ----------

                  Total other assets                             153,695     135,197
                                                              ----------  ----------




TOTAL ASSETS                                                  $1,072,640 $  755,407
                                                              =========== =========


LIABILITIES AND SHAREHOLDERS' EQUITY                NOTES       1998        1997
                                                  ----------- --------- -----------

CURRENT LIABILITIES:
   Accounts payable                                          $   19,985  $   24,275
   Accrued expenses                                              71,104      53,562
   Accrued bonuses and commissions                               42,688      30,100
   Deferred revenue                                             180,174     164,367
                                                             ----------  ----------

                  Total current liabilities                     313,951     272,304


LONG-TERM DEBT                                        7           6,956       6,068


DEFERRED REVENUE                                                 43,437      31,399
                                                             ----------  ----------


                  Total liabilities                             364,344     309,771

SHAREHOLDERS' EQUITY:

   Preferred stock, no par value -  authorized
     5,000,000 shares
   Common stock, $.01 par value - authorized

     400,000,000 shares; issued and outstanding
     180,170,973 and 171,863,540 shares in 1998
     and 1997, respectively                           8           1,802       1,719
   Additional paid-in capital                         8         282,668     212,132
   Retained earnings                                            427,455     232,630

   Foreign currency translation adjustment                       (3,629)       (845)
                                                             ----------  ----------

                  Total shareholders' equity                    708,296     445,636
                                                             ----------  ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $1,072,640  $  755,407
                                                             ==========  ==========

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED MARCH 31, 1998, 1997 AND 1996 (IN THOUSANDS, EXCEPT PER SHARE DATA)

-------------------------------------------------------------------------------------------------------------------------


                                                                     NOTES        1998             1997          1996
                                                                              -------------- -------------- -------------
REVENUES:
   Software license fees                                                      $     467,251  $     318,907   $    226,690
   Maintenance fees                                                                 244,273        209,521        184,039
   Professional services fees                                                       427,794        284,468        203,630
                                                                              -------------  -------------   ------------

       Total revenues                                                             1,139,318        812,896        614,359
                                                                              -------------  -------------   ------------

OPERATING EXPENSES:
   Cost of software license fees                                                     22,874         20,881         20,146
   Cost of maintenance                                                               31,203         27,278         26,867
   Cost of professional services                                                    365,948        250,405        174,215
   Software product development                                                      54,416         44,494         42,792
   Sales and marketing                                                              325,793        256,139        204,403
   Administrative and general                                                        58,965         48,233         38,537
   Restructuring and merger-related costs                             2,3             3,606                        10,688
   Purchased research and development                                  2              3,160         21,790         24,943
                                                                               ------------   ------------  -------------
       Total operating expenses                                                     865,965        669,220        542,591
                                                                               ------------   ------------  -------------

INCOME FROM OPERATIONS                                                              273,353        143,676         71,768

OTHER INCOME                                                                         17,417          5,710          7,015
                                                                               ------------   ------------   ------------

INCOME  BEFORE INCOME TAXES                                                         290,770        149,386         78,783


INCOME TAX PROVISION                                                                 96,826         51,950         34,541
                                                                              -------------   ------------   ------------

NET INCOME                                                                    $     193,944  $      97,436  $      44,242
                                                                              =============  =============  =============

Basic earnings per share                                                      $        1.10  $        0.57  $        0.26
                                                                              =============  =============  =============

Diluted earnings per share                                                    $        1.00  $        0.54  $        0.25
                                                                              =============  =============  =============



 See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1998, 1997 AND 1996
(IN THOUSANDS, EXCEPT SHARE DATA)



-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Foreign
                                                                                  Additional                      Currency
                                                           Common Stock             Paid-In       Retained      Translation
                                                   -----------------------------    Capital       Earnings       Adjustment
                                                      Shares         Amount
                                                   -------------- -------------- -------------- -------------- ----------------

BALANCE AT APRIL 1, 1995, as restated (Note 8)       182,028,568   $      1,820     $  185,730     $  149,257    $       271
    Net income                                                                                         44,242
    Issuance of common stock                             360,000              4          1,504
    Purchase of common stock                         (11,663,200)          (117)       (11,852)       (58,305)
    Return of Uniface escrow shares                   (2,714,876)           (27)            27
    Acquisition tax benefits                                                             3,852
    Foreign currency translation adjustment                                                                           (1,287)
    Unrealized loss on marketable securities
    Exercise of employee stock options
     and related tax benefit (Note 13) and other       1,181,600             12          4,819
                                                   -------------  -------------  -------------  -------------  -------------
BALANCE AT MARCH 31, 1996                            169,192,092          1,692        184,080        135,194         (1,016)

    Net income                                                                                         97,436
    Issuance of common stock                             160,000              2          2,328
    Acquisition tax benefits                                                             6,603
    Foreign currency translation adjustment                                                                              171
    Realized gain on sale of marketable
       securities  (Note 4)
    Exercise of employee stock options
       and related tax benefit (Note 13)               2,511,448             25         19,121
                                                   -------------  -------------  -------------  -------------  -------------
BALANCE AT MARCH 31, 1997                            171,863,540          1,719        212,132        232,630           (845)


    Net income                                                                                        193,944
    NuMega acquisition (Note 2)                        3,341,603             33          3,767            881
    Issuance of common stock                             725,308              7         12,738
    Acquisition tax benefits                                                             6,485
    Foreign currency translation adjustment                                                                           (2,784)
    Exercise of employee stock options
       and related tax benefit (Note 13)               4,240,522             43         47,546
                                                   -------------  -------------  -------------  -------------  -------------
BALANCE AT MARCH 31, 1998                            180,170,973  $       1,802  $     282,668  $     427,455  $      (3,629)
                                                   =============  =============  =============  =============  =============


                                                     Unrealized
                                                       Loss On            Total
                                                     Marketable       Shareholders'
                                                     Securities          Equity
                                                    -------------- ---------------
BALANCE AT APRIL 1, 1995, as restated (Note 8)     $        (877)    $    336,201
    Net income                                                             44,242
    Issuance of common stock                                                1,508
    Purchase of common stock                                              (70,274)
    Return of Uniface escrow shares
    Acquisition tax benefits                                                3,852
    Foreign currency translation adjustment                                (1,287)
    Unrealized loss on marketable securities                 (88)             (88)
    Exercise of employee stock options
     and related tax benefit (Note 13) and other                            4,831
                                                   -------------    -------------
BALANCE AT MARCH 31, 1996                                   (965)         318,985

    Net income                                                             97,436
    Issuance of common stock                                                2,330
    Acquisition tax benefits                                                6,603
    Foreign currency translation adjustment                                   171
    Realized gain on sale of marketable
       securities  (Note 4)                                  965              965
    Exercise of employee stock options
       and related tax benefit (Note 13)                                   19,146
                                                   -------------    -------------
BALANCE AT MARCH 31, 1997                                    -            445,636


    Net income                                                            193,944
    NuMega acquisition (Note 2)                                             4,681
    Issuance of common stock                                               12,745
    Acquisition tax benefits                                                6,485
    Foreign currency translation adjustment                                (2,784)
    Exercise of employee stock options
       and related tax benefit (Note 13)                                   47,589
                                                   -------------   --------------
BALANCE AT MARCH 31, 1998                           $        -     $      708,296
                                                   =============   ==============




See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1998, 1997 AND 1996
(IN THOUSANDS)


-----------------------------------------------------------------------------------------------------------------------------
                                                                                     1998           1997           1996
                                                                                 -------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $    193,944   $     97,436   $     44,242
   Adjustments to reconcile net income  to cash provided by
       operations:
       Purchased research and development                                               3,160         21,790         24,943
       Depreciation and amortization                                                   36,504         31,401         21,915
       Tax benefit from exercise of stock options                                      30,402          5,306          1,467
       Issuance of common stock to Employee Stock Ownership Trust                       3,500          2,330          1,508
       Acquisition tax benefits                                                         6,485          6,603          3,852
       Deferred income taxes                                                           (6,108)        (4,256)       (10,219)
       Other                                                                              240           (290)           999
       Net change in assets and liabilities, net of effects from acquisitions:
           Accounts receivable                                                       (104,702)       (88,574)       (57,736)
           Prepaid expenses and other current assets                                   (2,118)         1,361          5,153
           Other assets                                                                (6,255)            88         (5,898)
           Accounts payable and accrued expenses                                       22,582         25,960         15,935
           Deferred revenue                                                            26,206         37,797         39,000
           Refundable income taxes                                                      6,765         (2,618)        (6,965)
                                                                                 ------------   ------------   ------------
                  Net cash provided by operating activities                           210,605        134,334         78,196
                                                                                 ------------   ------------   ------------

CASH USED IN INVESTING ACTIVITIES:
   Purchase of:
       Businesses                                                                      (5,198)       (69,083)       (26,113)
       Property and equipment                                                         (28,006)       (23,442)       (15,789)
       Capitalized software                                                           (13,823)       (14,544)       (13,647)
       Minority interest in subsidiary                                                                               (9,419)
   Investments:
       Proceeds from maturity                                                          85,682         63,202        162,227
       Purchases                                                                     (172,865)       (74,491)       (95,340)
   Other                                                                                                (246)        (2,661)
                                                                                 ------------   ------------   ------------
                  Net cash used in investing activities                              (134,210)      (118,604)          (742)
                                                                                 ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of long-term debt                                                           (3,890)
   Net proceeds from sale of common stock                                               9,245
   Repurchase of common stock                                                                                       (70,274)
   Net proceeds from exercise of stock options                                         17,187         13,840          3,364
                                                                                 ------------   ------------   ------------
                  Net cash provided by (used in) financing activities                  22,542         13,840        (66,910)
                                                                                 ------------   ------------   ------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                                             98,937         29,570         10,544
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        107,341         77,771         67,227
                                                                                 ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $    206,278   $    107,341   $     77,771
                                                                                 ============   ============   ============


See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation - The consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries after elimination of all significant intercompany balances and transactions. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingencies at March 31, 1998 and 1997 and the results of operations for the years ended March 31, 1998, 1997 and 1996. While management has based their assumptions and estimates on the facts and circumstances known at March 31, 1998, final amounts may differ from estimates.

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

Investments consist of municipal obligations and marketable equity securities. Municipal obligations are classified as held-to-maturity and carried at amortized cost. Marketable equity securities are classified as available-for-sale and are carried at market value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of shareholders' equity, net of tax. Those investments that mature within one year from the balance sheet date are classified as short-term. The amortization of bond premiums and discounts is included in interest income.

Property and Equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.

Capitalized Software includes the costs of purchased and internally developed software products and are stated at the lower of unamortized cost or net realizable value. Net purchased software included in capitalized software at March 31, 1998 and 1997 is $14,249,000 and $20,284,000, respectively. In accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", capitalization of internally developed software products begins when technological feasibility of the product is established. Software product development includes all expenditures for research and development, net of amounts capitalized. Total software development costs incurred internally by the Company were $65,015,000, $54,292,000 and $55,705,000 in fiscal 1998, 1997 and 1996, respectively, of which $10,599,000, $9,798,000 and $12,913,000, respectively, were capitalized.

The amortization for both internally developed and purchased software products is computed on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Amortization begins when the product is available for general release to customers. The amortization period for capitalized software generally approximates five years. Capitalized software amortization is included in "Cost of software license fees" in the Statements of Income.

Excess of Cost Over Fair Value of Net Assets Acquired ("goodwill") is being amortized over periods ranging from 15 to 20 years using the straight-line method.

Fair Value of Financial Instruments - The carrying value of cash equivalents, accounts receivable, accounts payable and long-term debt approximated fair values due to the short-term maturities of these instruments.

Income Taxes - The Company accounts for income taxes using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements.

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

Foreign Currency Transactions and Derivatives - Gains and losses from foreign currency transactions are included in the determination of net income. To offset the risk of future currency fluctuations on receivables due from foreign subsidiaries, the Company enters into foreign exchange contracts to sell currencies at specified rates on specific dates. Market value gains and losses on these contracts are recognized, offsetting foreign exchange gains or losses on foreign receivables. The Company does not use foreign exchange contracts to hedge anticipated transactions. The net foreign currency transaction gain (loss) was ($627,000), ($1,446,000) and $192,000 for the fiscal years ended March 31,
1998, 1997 and 1996, respectively. These amounts are included in "Sales and marketing" in the Statements of Income.

At March 31, 1998, the Company had contracts maturing through May 1998 to sell $45,478,000 in foreign currencies. At March 31, 1997, the Company had contracts maturing through May 1997 to sell $51,937,000 in foreign currencies.

Earnings Per Share - Effective in December 1997, the Company adopted SFAS No. 128, "Earnings per Share", which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with presentation of basic EPS and diluted EPS, respectively. Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding. All prior-period EPS data have been restated. The adoption of this new accounting standard did not have a material effect on the Company's reported EPS amounts on a diluted basis.

Recently Issued Accounting Pronouncements - The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in June 1997. The Company is required to adopt these Statements with its fiscal year ending March 31, 1999. The adoption of these new standards are not expected to have a material impact on the Company's financial statements. In October 1997, the American Institute of Certified Public Accountants (AICPA) released Statement of Position (SOP) 97-2, "Software Revenue Recognition", which supersedes SOP 91-1, "Software Revenue Recognition". SOP 97-2 establishes standards for recognizing revenues related to software products and related services. The Company is required to adopt this pronouncement prospectively with its fiscal year ending March 31, 1999. The adoption of SOP 97-2 is not expected to have a material impact on the Company's financial statements. In March 1998, the AICPA released SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which establishes guidance on accounting for the costs of computer software developed or obtained for internal use. The Company is required to adopt this pronouncement with its fiscal year ending March 31, 1999. The adoption of SOP 98-1 is not expected to have a material impact on the Company's financial statements.

2.  ACQUISITIONS

UnderWare, Inc. - In March 1998, the Company acquired UnderWare, Inc., a privately held software product company, for approximately $3,500,000 cash. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $141,000 and is being amortized over a fifteen-year period on a straight-line basis. Of the total purchase price, $3,160,000 was allocated to in-process research and development based upon independent valuations of the expected future cash flows, less costs to complete the development. In accordance with SFAS No. 2, "Accounting for Research and Development Costs", this amount was expensed as of the purchase date. The company that provided the independent valuation for the UnderWare acquisition is Valuation Counselors.

NuMega Technologies, Inc. - In December 1997, the Company issued approximately 3,341,000 shares of its common stock in exchange for all of the outstanding common stock of NuMega Technologies, Inc. (NuMega). In addition, options to acquire approximately 888,000 shares of the Company's common stock were exchanged for all outstanding NuMega options. The merger has been accounted for by the pooling of interests method, and accordingly, the assets and liabilities of NuMega were combined with those of the Company at their book value. The financial results of NuMega have been included in the accompanying financial statements since October 1, 1997. Due to the immaterial size of NuMega when compared with the Company, prior periods were not restated to include the financial results of NuMega. The Company also incurred approximately $3,606,000 of special charges related to the merger and integration of NuMega. Such costs consisted primarily of financial advisory fees and professional fees.

Vine Systems Company Ltd. - In April 1997, the Company acquired Vine Systems Company Ltd., a professional services firm, for approximately 3,100,000 pounds sterling (approximately $5,022,000). Of the total purchase price approximately $566,000 was paid in cash. The Company issued notes for the remaining $4,456,000, of which approximately $3,656,000 was repaid during fiscal 1998. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $4,841,000 and is being amortized over a fifteen-year period on a straight-line basis.

During fiscal 1997, the Company completed the acquisition of certain professional service companies for a combined total of $48,045,000 net cash expended. The companies purchased were Technalysis ($25,061,000), Adams & Reynolds ($12,410,000), MC Squared Incorporated ($9,212,000) and Virtual Innovations, Inc. ($362,000). All of the acquisitions were accounted for as purchases and, accordingly, assets and liabilities acquired have been recorded at fair value as of their respective acquisition dates. The aggregate amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $44,177,000 and is being amortized over a fifteen-year period on a straight line basis.

The Company also acquired all of the outstanding stock of certain privately-held software product companies for an aggregate cost of $29,637,000 during fiscal 1997. The companies purchased were Direct Technology Limited ($23,800,000) and DRD Promark, Inc. ($5,837,000). Of the total purchase price, $23,837,000 was paid in cash and $5,800,000 in notes that are due in April 1999. The aggregate amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $3,165,000 and is being amortized over a fifteen-year period on a straight-line basis. Of the total purchase price, $21,790,000 was allocated to in-process research and development based upon independent valuations of the expected future cash flows, less costs to complete the development and in accordance with SFAS No. 2 this amount was expensed as of the purchase date. The company that provided the independent valuation for these acquisitions is Valuation Counselors.

In September 1995, the Company acquired all non-Company owned outstanding stock of Compuware Nordic AS (Nordic) for approximately $9,419,000. Nordic was formerly a majority owned subsidiary which distributes the Company's products in Norway and Denmark. The acquisition of the minority interest has been accounted for as a purchase. The amount by which the acquisition cost exceeded the fair value of the net assets acquired of approximately $8,592,000 is being amortized over a fifteen-year period on a straight-line basis.

In November 1995, the Company acquired all of the outstanding stock of CoroNet Systems, Inc. for approximately $27,000,000 in cash. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the date of the acquisition. Of the total purchase price, $24,943,000 was allocated to in-process development projects based on their expected future cash flows, less costs to complete the development, and in accordance with SFAS No. 2 this amount was expensed as of the purchase date.

3.  RESTRUCTURING COSTS

In fiscal 1996, the Company recognized $10,688,000 of special charges related to the reorganization of the Company's operating units and the decentralization of certain corporate office functions. The components of the restructuring reserve, as ultimately executed, included $5,806,000 for severance related costs for employees made redundant by the reorganization, and $4,882,000 for estimated future leasing costs of abandoned offices in the United States and Europe. At March 31, 1998, the costs accrued for future lease expenses of approximately $3,286,000 are expected to be paid over a period not to exceed the remaining lease terms, which extend through April 2002.

4.  INVESTMENTS

Municipal obligations - The Company's municipal obligations are classified as held-to-maturity and are carried at amortized cost. The Company will receive the face value of these bonds at their maturity date and, accordingly, has not recognized any gain or loss resulting from current fair value fluctuations. The amortized cost and aggregate fair value of the debt securities, by maturity, are as follows (in thousands):



                                                                March 31,
                                 -------------------------------------------------------------------------
                                                1998                                  1997
                                 -----------------------------------    ----------------------------------
                                    Less than            1 - 5            Less than            1 - 5
                                    One Year             Years             One Year            Years
                                 ----------------    ---------------    ---------------    ---------------
Amortized cost                   $      54,349       $     107,721      $      26,604      $      44,465
Aggregate fair value                    54,419             107,772             26,614             44,209
                                 -------------       -------------      -------------      -------------
Difference between
   amortized cost and
   fair value                    $         (70)      $        (51)      $         (10)     $         256
                                 =============       ============       =============      =============

Marketable equity securities - There were no marketable equity securities held during fiscal 1998. During fiscal 1997, the Company sold securities that had been classified as available-for-sale for approximately $6.2 million. The gain realized during fiscal 1997 related to these sales was approximately $905,000. The Company uses the specific identification method as a basis for determining cost and calculating realized gains.

5.  PROPERTY AND EQUIPMENT

Property and equipment, summarized by major classification, is as follows (in thousands):

                                                                   March 31,
                                                          ----------------------------
                                                             1998            1997
                                                          ------------   -------------

Land                                                      $     1,776    $     1,297
Buildings                                                      28,777         26,293
Leasehold improvements                                         14,227         10,242
Furniture and fixtures                                         29,678         24,601
Computer equipment and software                                59,279         47,069
                                                          -----------    -----------
                                                              133,737        109,502
Less accumulated depreciation and
  amortization                                                 49,243         38,924
                                                          -----------    -----------
Total                                                     $    84,494    $    70,578
                                                          ===========    ===========


6.  RELATED PARTY TRANSACTIONS

At March 31, 1997 the Company had a $300,000 note receivable, included in "Other assets", from a company controlled by certain shareholders of the Company. The note was repaid in fiscal 1998.

The Company has agreed to pay 75% of the annual premiums on a life insurance policy for the Chief Executive Officer. The Company has received a collateral assignment of the policy and will recover the premiums advanced upon the termination of the policy or the death of the officer. For each of the years ended March 31, 1998 and 1997, the total premiums paid by the Company were approximately $185,000. The aggregate amount paid of approximately $1,113,000 is included in "Other assets".

The following items included in operations were paid to or from companies controlled by certain officers or directors of the Company or their affiliates (in thousands):

                                             Year Ended March 31,
                                    ---------------------------------------
                                       1998          1997          1996
                                    ------------  -----------   -----------
Revenues
Professional services fees            $    -        $    286      $  1,346

Expenses
Marketing and promotion               $  1,354      $    823      $    644
Printing                                 1,046           759           908
Professional services                      232           618           185





7.  CREDIT FACILITIES AND LONG-TERM DEBT

Cash paid for interest totaled approximately $810,000, $450,000 and $313,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

Revolving Bank Credit Facility - The Company has a revolving bank credit facility which provides for borrowings of up to $30,000,000 through September 1, 1999. The Company is obligated for a commitment fee of .125% per annum for any unused portion of the credit facility. The Company may choose between various interest rate options. The revolving credit arrangement contains affirmative and negative covenants including limitations on dividend payments, loans and advances. The Company had no borrowings outstanding during fiscal 1998 or 1997.

Long-term debt - The Company's long-term debt includes $6.1 million of pound-denominated notes issued as part of the Direct Technology Limited acquisition (see note 2 of Notes to Consolidated Financial Statements). The notes are due April 30, 1999 and interest is paid semiannually at the six month LIBOR rate. The Company also has approximately $800,000 of pound-denominated notes outstanding at March 31, 1998 that were issued as part of the Vine Systems acquisition (see note 2 of Notes to Consolidated Financial Statements). The notes are due March 31, 2001 and interest is paid semiannually using the six month LIBOR rate.

8.  COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

On April 3, 1997 the Company's shareholders approved an increase in the Company's authorized shares of common stock from 80,000,000 to 200,000,000 shares to permit a two-for-one stock split which was previously approved by the Board of Directors. The stock split was effected by means of a 100% stock dividend as of April 14, 1997 to holders of record April 4, 1997. In August 1997, the Company's shareholders approved an increase in the Company's authorized shares of common stock from 200,000,000 to 400,000,000 shares. In October 1997, the Company's Board of Directors approved a two-for-one stock split, payable as a 100% stock dividend to shareholders of record on October 22, 1997.

The effect of the stock splits has been retroactively reflected as of April 1, 1995. All references throughout the consolidated financial statements to number of shares, per share amounts and stock option data have been restated to reflect the stock splits.

9. EARNINGS PER COMMON SHARE

Earnings per common share ("EPS") data were computed as follows (in thousands, except for per share data):


                                                                         Year Ended March 31,
                                                              --------------------------------------------
                                                                  1998           1997           1996
                                                                  ----           ----           ----

      BASIC EPS:
      ----------
      Numerator:  Net Income                                  $     193,944  $      97,436   $     44,242
                                                              -------------  -------------   ------------
      Denominator:
        Weighted-average common shares outstanding                  176,137        170,385        173,758
                                                              -------------  -------------   ------------
      Basic EPS                                               $        1.10  $        0.57  $        0.26
                                                              =============  =============  =============

      DILUTED EPS:
      ------------
      Numerator: Net Income                                   $     193,944  $      97,436  $      44,242
                                                              -------------  -------------  -------------
      Denominator:
        Weighted-average common shares outstanding                  176,137        170,385        173,758
        Dilutive effect of stock options                             17,576          9,485          5,717
                                                              -------------  -------------  -------------
        Total Shares                                                193,713        179,870        179,475
                                                              -------------  -------------  -------------
      Diluted EPS                                             $        1.00  $        0.54  $        0.25
                                                              =============  =============  =============


10. INCOME TAXES

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows (in thousands):

                                                                   March 31,
                                                            --------------------
                                                            1998          1997
                                                            ----          ----
Deferred tax assets:
    Accrued vacation                                       $ 2,582       $ 2,682
    Purchased software                                       9,410         9,371
    Net operating loss carryforwards                        35,139        26,138
    Other                                                   12,055         7,288
                                                           -------       -------
                                                            59,186        45,479
    Less: valuation allowance                                8,891         5,065
                                                           -------       -------
        Net deferred tax assets                             50,295        40,414
    Current portion                                         14,512        10,267
                                                           -------       -------
    Long-term portion                                      $35,783       $30,147
                                                           =======       =======

Deferred tax liabilities:
    Capitalized research and
       development costs                                   $ 9,605       $10,576
    Purchased software                                       2,565         3,373
    Other                                                   11,066         5,634
                                                           -------       -------
        Total deferred tax liabilities                      23,236        19,583
    Current portion                                            379           520
                                                           -------       -------
    Long-term portion                                      $22,857       $19,063
                                                           =======       =======

The income tax provision (benefit) includes the following (in thousands):



                                                   Year Ended March 31,
                                        ----------------------------------------
                                           1998           1997          1996
                                           ----           ----          ----
Current:
    Federal                             $  96,629      $  46,073      $  41,354
    Foreign                                 4,316          6,506            952
    State                                   5,800          4,500          3,000
                                        ---------      ---------      ---------
Total current tax provision               106,745         57,079         45,306
                                        ---------      ---------      ---------
Deferred:
    Federal                                 1,309          6,050           (382)
    Foreign                               (11,228)       (11,179)       (10,383)
                                        ---------      ---------      ---------
Total deferred tax benefit                 (9,919)        (5,129)       (10,765)
                                        ---------      ---------      ---------
Total income tax provision              $  96,826      $  51,950      $  34,541
                                        =========      =========      =========


The Company's income tax expense differed from the amount computed on pre-tax income at the U.S. federal income tax rate of 35% for the following reasons (in thousands):

                                                    Year Ended March 31,
                                                -----------------------------
                                                1998        1997         1996
                                                ----        ----         ----

Federal income tax at statutory rates       $ 101,769    $  52,285    $  27,574
Increase (decrease) in taxes:
   Items related to acquisitions                             1,792        9,332
   Foreign Sales Corporation subsidiary        (6,462)      (4,638)      (3,190)
   Research and development credit             (1,700)      (1,300)        (325)
   Other, net                                   3,219        3,811        1,150
                                            ---------    ---------    ---------
Provision for income taxes                  $  96,826    $  51,950    $  34,541
                                            =========    =========    =========

At March 31, 1998 the Company has net operating loss carryforwards for income tax purposes of approximately $101,173,000 which expire as follows (in thousands):

                Year ending March 31:

                        1999                            $      480
                        2000                                 5,737
                        2001                                 2,238
                        2002                                 6,787
                        2003                                13,908
                        2004                                 2,430
                        2005                                 2,035
                        2008                                   898
                        2010                                   919
                        2011                                   274
               Unlimited carryforward                       65,467

Of this amount, approximately $4,511,000 is available to offset U.S. federal income taxes and approximately $96,662,000 relates to various foreign jurisdictions. In addition, approximately $921,000 of tax credits expiring through the year 2002 are available to offset future U.S. federal income tax liabilities.

Cash paid for income taxes totaled approximately $55,481,000, $46,760,000 and $45,414,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

11. GEOGRAPHIC SEGMENT INFORMATION

    Revenues and income (loss) for each of the three years in the period ended March 31, 1998 and identifiable assets at March 31, 1998, 1997 and 1996 are as follows (in thousands):



                                                       March 31,
                                     -----------------------------------------
                                        1998             1997          1996
                                     -----------    -----------    -----------
Revenue:
    North America                    $   825,989    $   559,058    $   405,603
    European subsidiaries                217,478        180,095        150,656
    Other international operations        95,851         73,743         58,100
                                     -----------    -----------    -----------
Total revenue                        $ 1,139,318    $   812,896    $   614,359
                                     ===========    ===========    ===========

Income (loss) before taxes:
    North America (1)                $   309,602    $   174,643    $   107,486
    European subsidiaries                (13,733)       (19,985)       (22,203)
    Other international operations        (5,099)        (5,272)        (6,500)
                                     -----------    -----------    -----------
Total income before taxes (2)        $   290,770    $   149,386    $    78,783
                                     ===========    ===========    ===========

Identifiable assets:
    North America                    $   837,568    $   568,458    $   404,463
    European subsidiaries                176,107        139,307        122,448
    Other international operations        58,965         47,642         28,815
                                     -----------    -----------    -----------
Total assets                         $ 1,072,640    $   755,407    $   555,726
                                     ===========    ===========    ===========

 (1) Includes net intercompany royalty income of approximately $114,973,000, $87,548,000 and $71,105,000 for the years ended March 31, 1998, 1997 and
     1996, respectively. The income (loss) from foreign subsidiaries reflects the corresponding net royalty expense.

 (2) Income before taxes also includes $6,766,000, $21,790,000 and $35,631,000 of special charges for the years ended March 31, 1998, 1997 and 1996, respectively. Exclusive of these charges, income (loss) before taxes is as follows:

                                                                March 31,
                                                   -----------------------------------
                                                     1998         1997        1996
                                                   ------      ---------    ---------
Income (loss) before special charges and taxes:
   North America                                  $ 316,368    $ 196,433    $ 139,964
   European subsidiaries                            (13,733)     (19,985)     (19,284)
   Other international operations                    (5,099)      (5,272)      (6,266)
                                                  ---------    ---------    ---------
Total income before special charges and taxes     $ 297,536    $ 171,176    $ 114,414
                                                  =========    =========    =========


 12. COMMITMENTS AND CONTINGENCIES

Leases - The Company leases building and office space and computer equipment under various operating lease agreements extending through fiscal 2005. Certain of these leases contain provisions for renewal options and escalation clauses. The following is a schedule of future minimum rental payments for the next five years (in thousands):

                       Year ending March 31:

                                1999               $     23,710
                                2000                     19,134
                                2001                     14,230
                                2002                     10,525
                                2003                      7,241
                             Thereafter                   8,503
                                                   -------------
                               Total               $     83,343
                                                   =============

Lease expense for the years ended March 31, 1998, 1997 and 1996 under all operating leases amounted to approximately $19,193,000, $16,815,000 and $10,078,000, respectively.

Employment Contracts - The Company has entered into employment agreements with certain key employees that include noncompete provisions in exchange for specified terms of employment.

13. BENEFIT PLANS

Employee Stock Ownership Plan - In July 1986, the Company established an Employee Stock Ownership Plan (ESOP) and Trust. Under the terms of the ESOP, the Company makes annual contributions to the Plan for the benefit of substantially all employees of the Company. The contribution may be in the form of cash or common shares of the Company. The Board of Directors may authorize contributions between a maximum of 25% of eligible compensation and a minimum sufficient to cover current obligations of the Plan. The Company made contributions of $3,500,000, $2,330,000 and $1,508,000 in fiscal 1998, 1997 and 1996, respectively. The provisions of SFAS No. 123 do not apply to the Employee Stock Ownership Plan. This is a non-leveraged ESOP plan.

Employee Stock Purchase Plan - During fiscal 1997, the Company adopted the Global Employee Stock Purchase Plan (GESPP) under which the Company is authorized to issue up to four million shares of common stock to eligible employees. Each offering period is limited to six months and a maximum number of 500,000 common shares. The Company's first offering period began January 1, 1997. Under the terms of the plan, employees elect to have up to 10 percent of their annual earnings withheld to purchase Company stock, with a value not to exceed $25,000, at the close of the offering period. The purchase price is 85 percent of the first or last day's closing market price for each offering period, whichever is lower. During fiscal 1998, the Company sold approximately 625,129 shares to eligible employees.

NuMega Technologies, Inc. 1996 Stock Option Plan - In connection with the NuMega acquisition (see note 2 of Notes to Consolidated Financial Statements), options to acquire approximately 887,831 shares of the Company's common stock were exchanged for all outstanding NuMega incentive and nonqualified stock options, of which 520,231 were outstanding at March 31, 1998. The option prices range from $2.63 to $23.66 and expire in 10 years.

1998 Employee Stock Option Plan - In August 1997, the Company adopted the Fiscal 1998 Stock Option Plan. The plan provides for grants of options to purchase up to 8,000,000 shares of the Company's common stock to employees of the Company, of which 3,035,624 were outstanding at March 31, 1998. Under the terms of the plan, the Company may grant nonqualified options at the fair market value of the stock on the date of grant. During fiscal 1998, the Company granted 3,240,820 options under the 1998 Employee Stock Option Plan.

1996 Employee Stock Option Plan - In August 1995, the Company adopted the 1996 Employee Stock Option Plan. The plan provides for grants of options to purchase up to 14,300,000 shares of the Company's common stock to employees of the Company, of which 13,186,052 were outstanding at March 31, 1998. Under the terms of the plan, the Company may grant nonqualified options at the fair market value of the stock on the date of grant. During fiscal 1998, the Company granted 1,774,136 options under the 1996 Employee Stock Option Plan.

1993 Employee Stock Option Plan - In November 1992, the Company adopted the 1993 Employee Stock Option Plan. The plan provides for grants of options to purchase up to 10,800,000 shares of the Company's common stock to officers and key employees of the Company, of which 4,661,091 non qualified options were outstanding at March 31, 1998. Under the terms of the plan, the Company may grant incentive stock options at the fair market value of the stock on the date of grant or nonqualified stock options at a price not less than 50% of fair market value or $1.00 per share. The plan also provides for stock appreciation rights which may be granted independently, or in conjunction with any stock option granted under the plan. Stock options and appreciation rights expire 10 years from the date of grant. In addition, the Company may award shares of restricted stock to participants subject to the terms and conditions specified at the time of the award. During fiscal 1998, the Company granted 27,000 nonqualified options under the 1993 Employee Stock Option Plan.

1992 Employee Stock Option Plan - The 1992 Employee Stock Option Plan provides for grants of options to purchase shares of common stock to officers and key employees of the Company. Under this plan, up to 8,400,000 shares of common stock may be granted to officers and key employees. The provisions of the plan are identical to the Company's 1993 Employee Stock Option Plan. During fiscal 1998, the Company granted 28,200 nonqualified options under the 1992 Employee Stock Option Plan of which 3,708,142 were outstanding at March 31, 1998.

Non-Employee Director Stock Option Plan - In July 1992, the Company adopted the Stock Option Plan for Non-Employee Directors. Under this plan, 1,200,000 shares of common stock are reserved for issuance to non-employee directors of the Company who have not been employees of the Company, any subsidiary of the Company or any entity which controls more than 10% of the total combined voting power of the Company's capital stock for at least one year prior to becoming director. In June 1995, the Compensation Committee amended the provisions of this plan to provide for the one-time grant of 20,000 option shares to each new non-employee director in addition to an annual grant of 5,000 option shares to each non-employee director. During fiscal 1998, 200,000 options were granted under the Non-Employee Director Stock Option Plan of which 740,000 options were outstanding at March 31, 1998.

Options generally vest in cumulative annual installments over a three to five year period. All options were granted at fair market value and expire 10 years from the date of grant.

At March 31, 1998, a total of 199,554 options were outstanding under plans that were terminated by the Company, of which 177,132 are fully vested. All outstanding options under the terminated plans remain in effect in accordance with the terms under which they were granted.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for fiscal 1998, 1997 and 1996 consistent with the method prescribed by SFAS No. 123, Compuware's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                            Year Ended March 31,
                                  --------------------------------------
                                       1998         1997         1996
                                  -----------   -----------  -----------
Net Earnings
  As reported                     $   193,944   $    97,436  $    44,242
  Pro forma                           172,394        85,319       37,565

Earnings per Share
  As reported:
     Basic earnings per share            1.10          0.57         0.26
     Diluted earnings per share          1.00          0.54         0.25
  Pro forma:
     Basic earnings per share            0.98          0.50         0.22
     Diluted earnings per share          0.89          0.47         0.21

The pro forma amounts for compensation cost may not be indicative of the effects on net earnings and earnings per share for future years.

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1998, 1997 and 1996, respectively: expected volatility of 51.50, 55.22 and 64.73 percent; risk-free interest rates of 5.7, 6.6 and 6.6 percent; and expected lives at date of grant of 4.9, 4.3 and
4.8 years. Dividend yields were not a factor as the Company has never issued cash dividends and has no plans to do so in the future.

Under SFAS No. 123, the fair value of the employees' purchase rights were estimated using the Black-Scholes model with assumptions that, except for an expected life of six months and a risk-free interest rate of 5.26 percent for fiscal 1998, were consistent with those used for the Company's stock purchase plans described above. The weighted average fair value of those purchase rights granted in fiscal 1998 were $4.94.

A summary of the status of fixed stock option grants under Compuware's stock-based compensation plans as of March 31, 1998, 1997 and 1996, and changes during the years ending on those dates is as follows (shares in thousands):


                                          1998                            1997                            1996
                               ---------------------------    ------------------------------    --------------------------
                                Shares                           Shares                           Shares
                                 Under     Weighted-Avg.         Under       Weighted-Avg.         Under     Weighted-Avg.
                                Option    Exercise Price         Option      Exercise Price       Option     Exercise Price
                                ------    --------------         ------      --------------       ------     ---------------
       Outstanding at
         beginning of year       25,318        $   7.65         20,208           $   4.62          14,578       $    3.94
       NuMega acquisition           888            3.32
       Granted                    5,270           29.79          8,848              13.79           8,027            5.74
       Exercised                 (4,241)           4.13         (2,511)              5.49          (1,182)           2.42
       Forfeited                 (1,184)          14.86         (1,227)              5.47          (1,215)           5.84
                               --------                       --------                           --------
       Outstanding at end
         of year                 26,051        $  12.26         25,318           $   7.65          20,208       $    4.62
                               ========                       ========                           ========

       Options exercisable
         at year end              8,545        $   5.41         10,645           $   4.03          10,226       $    3.59
                               ========                       ========                           ========

       Weighted-average
         fair value of
       options granted
       during the year         $  15.16                       $   7.36                           $   3.47
                               ========                       ========                           ========

The following table summarizes information about fixed stock options outstanding at March 31, 1998 (shares in thousands):

                                     ----------------------------------------------    -----------------------------
                                                  Options Outstanding                      Options Exercisable
                                     ----------------------------------------------    -----------------------------
                                       Shares                                            Shares
                                       Under      Weighted-Avg.    Weighted-Avg.         Under      Weighted-Avg.
                                       Option    Remaining Life    Exercise Price        Option    Exercise Price
                                       -------   ---------------   --------------        -------   --------------
       Range of  Exercise Prices
           $ 0.09 to $9.00               14,009           6.12         $   4.70             7,808       $   4.04
             9.01 to 18.00                7,364           8.83            15.05               486          13.19
            18.01 to 27.00                   87           9.22            23.30                 5          22.50
            27.01 to 37.00                4,345           9.49            30.08               196          32.12
            37.01 to 45.00                  246           9.80            41.00                50          37.99
                                     ----------                                        ----------
                                         26,051           7.49            12.26             8,545           5.41
                                     ==========                                        ==========

The maximum number of shares for which additional options may be granted was 6,700,602 at March 31, 1998, 2,720,368 at March 31,1997 and 10,347,624 at March
31, 1996. At March 31, 1998, a total of 32,751,296 shares of the Company's common stock are reserved for issuance under all option plans. Income tax benefits associated with the exercise of stock options are reflected as adjustments to additional paid-in capital.

     14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended March 31, 1998 and 1997 is as follows (in thousands, except for per share data):

                                                 First         Second           Third          Fourth
                                                Quarter        Quarter         Quarter         Quarter           Year
                                             -------------- --------------  --------------  --------------  ---------------
     Fiscal 1998:
       Revenues                              $     224,478  $     247,381   $     309,635   $     357,824      $1,139,318
       Operating income                             39,998         49,804          77,915         105,636         273,353
       Pre-tax income                               42,387         51,949          81,665         114,769         290,770
       Net Income (1)                               28,272         34,650          54,471          76,551         193,944
       Basic earnings per share  (1)                  0.16           0.20            0.31            0.43            1.10
       Diluted earnings per share  (1)                0.15           0.18            0.28            0.39            1.00



     Fiscal 1997:
       Revenues                              $     162,338  $     184,266   $     213,713   $     252,579   $     812,896
       Operating income                              3,651         25,646          47,020          67,359         143,676
       Pre-tax income                                4,883         26,694          48,345          69,464         149,386
       Net income (2)                                3,257         16,100          32,246          45,833          97,436
       Basic earnings per share (2)                   0.02           0.10            0.19            0.27            0.57
       Diluted earnings per share (2)                 0.02           0.09            0.18            0.25            0.54

 (1) In fiscal 1998, the Company incurred special pre-tax charges totaling $3,606,000 and $3,160,000 in the third and fourth quarters, respectively. The charges include $3,606,000 for merger-related costs and $3,160,000 for purchased research and development, expensed in connection with the NuMega and UnderWare acquisitions, respectively (Note 2). Excluding these charges, in fiscal 1998 net income was $56,876,000 and $78,659,000 for the third and fourth quarters, respectively, basic earnings per share was $0.32 and $0.44, and diluted earnings per share was $0.29 and $0.40 for the third and fourth quarters, respectively. For the year ended March 31, 1998, net income and earnings per share, excluding special charges, was $198,457,000 and $1.13 per share - basic and $1.02 per share - diluted.

 (2) In fiscal 1997, the Company incurred special pre-tax charges totaling $16,670,000 and $5,120,000 in the first and second quarters, respectively. The charges include $16,670,000 and $5,120,000 for purchased research and development expensed in connection with the Direct Technology and DRD Promark acquisitions, respectively (Note 2). Excluding these charges, in fiscal 1997 net income was $14,376,000 and $21,220,000 for the first and second quarters, respectively, basic earnings per share was $0.09 and $0.13, and diluted earnings per share was $0.08 and $0.12 for the first and second quarters, respectively. For the year ended March 31, 1997, net income and earnings per share, excluding special charges, was $113,675,000 and $0.67 per share - basic and $0.63 per share - diluted.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.
                                      40

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

Executive Officers of the Registrant

The executive officers of the Company, who are elected by and serve at the discretion of the Company's Board of Directors, are as follows as of June 1, 1998:


             Name                  Age                                Position
             ----                  ---                                --------

Peter Karmanos, Jr.                55       Chairman of the Board and Chief Executive Officer

Joseph A. Nathan                   45       President and Chief Operating Officer

Denise A. Knobblock                42       Executive Vice President, Human Resources and
                                              Administration

W. James Prowse                    55       Executive Vice President, Corporate Marketing and
                                              Communications

Eliot R. Stark                     45       Executive Vice President, Finance

Laura L. Fournier                  45       Senior Vice President, Chief Financial Officer
                                            (Chief Accounting Officer) and Treasurer

Douglas W. Barre                   54       Senior Vice President, Enterprise Products

Stephen H. Fagan                   43       Senior Vice President, Professional Services

Henry A. Jallos                    49       Senior Vice President, Worldwide Sales

John N. Shevillo                   62       Senior Vice President, Enterprise Solutions

Thomas Costello, Jr.               44       Vice President, General Counsel and Secretary


Peter Karmanos, Jr., is a founder of the Company and has served as Chairman of the Board since November 1978, as Chief Executive Officer since July 1987 and as President from January 1992 through October 1994.

Joseph A. Nathan has served as President/Chief Operating Officer since October 1994. From December 1990 through October 1994 Mr. Nathan was Senior Vice President and Chief Operating Officer - Products Division.

Denise A. Knobblock has served as Executive Vice President, Human Resources and Administration since February 1998 and as Senior Vice President, Administration from January 1995 through January 1998. From January 1992 through December 1994, Ms. Knobblock was Director of Facilities/Administration.

W. James Prowse has served as Executive Vice President, Corporate Marketing and Communications since February 1998 and as Senior Vice President from January 1992 through January 1998.

Eliot R. Stark has served as Executive Vice President, Finance since February 1998 and as Senior Vice President from June 1995 through January 1998. From 1976 through May 1995, Mr. Stark was employed by Comerica Incorporated serving as Senior Vice President - Corporate Development and Planning, Director of Information Technology Services and Director of Real Estate Development and Management from 1988 through 1995.

Laura L. Fournier has served as Senior Vice President, Chief Financial Officer and Treasurer since April 1998. Ms. Fournier was Corporate Controller from July 1995 through March 1998. From February 1990 through June 1995 Ms. Fournier was Director of Internal Audit.

Douglas W. Barre has served as Senior Vice President since January 1998. From October 1995 through January 1998 Mr. Barre was Vice President, General Manager, Amsterdam Operations. From April 1994 through October 1995, Mr. Barre was employed by BCE Mobile serving as Vice President, Business Transformation and Chief Information Officer.

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

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (A) DOCUMENTS FILED AS PART OF THIS REPORT.

      1. CONSOLIDATED FINANCIAL STATEMENTS

              The following consolidated financial statements of the Company and its subsidiaries are filed herewith:


                                                                                                     Page
                                                                                                     ----
                  Independent Auditors'  Report                                                        22

                  Consolidated Balance Sheets as of March 31, 1998 and 1997                            23

                  Consolidated Statements of Income for each of the years
                  ended March 31, 1998, 1997 and 1996                                                  24

                  Consolidated Statements of Shareholders' Equity for each of
                  the years ended March 31, 1998, 1997 and 1996                                        25

                  Consolidated Statements of Cash Flows for each of the years
                  ended March 31, 1998, 1997 and 1996                                                  26

                  Notes to Consolidated Financial Statements                                           27-40

     2. FINANCIAL STATEMENT SCHEDULE INCLUDED IN PART IV OF THIS FORM:

                  Independent Auditors'  Report                                                        47

                  Schedule II - Valuation and Qualifying Accounts                                      48

All other financial statement schedules not listed above are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

     3.  EXHIBITS

     The following exhibits are filed herewith or incorporated by reference:

     Exhibit
     Number       Description of Document
     -------      -----------------------
      3.1    Restated Articles of Incorporation of Compuware Corporation, as amended. (1)
      3.2    Certificate of Amendment to the Articles of Incorporation dated April 28, 1994. (3)
      3.3    Certificate of Correction to the Articles of Incorporation dated May 9, 1994. (3)
      3.4    Certificate of Restated Bylaws of Compuware Corporation, as amended. (1)
      3.5    Certificate of Amendment to the Articles of Incorporation dated April 3, 1997. (9)
      4.1    Fiscal 1998 Stock Option Plan (11)
      4.7    Certificate of Amendment to the Restated Articles of Incorporation (11)
     10.4    1992 Stock Option Plan. (1)
     10.22   Promotion Agreement, dated March 1, 1990, and Amendment dated December 26, 1990, between Computer Hockey Corporation and the Company. (1)
     10.23   Agreement, dated October 28, 1982, between Compuware Hockey Club, L.P. and the Company, as amended. (1)
     10.24   Promotion Agreement, dated September 8, 1992, between Compuware Sports Corporation and the Company. (1)
     10.31   Compuware Corporation Shareholder Agreement, dated November 5, 1992, among the Company and certain of its shareholders.
             (2)
     10.35   Fiscal 1993 Stock Option Plan. (1)
     10.36   Stock Option Plan for Non-Employee Directors. (1)
     10.50   Registration  Rights  Agreement  dated as of March 16, 1994 by and among the Company,  Uniface  Holding  B.V.,  the
             Sellers  listed  therein and the Sellers' Agent. (3)
     10.58   Stockholders' Agreement, dated August 1, 1990, by and among the Company and the Stockholders therein. (4)
     10.59   Employment Agreement, dated as of April 1, 1995, between the Company and Peter Karmanos, Jr. (5)
     10.60   Employment Agreement, dated as of April 1, 1995, between the Company and Joseph Nathan. (5)
     10.61   Employment Agreement, dated as of April 1, 1995, between the Company and John Shevillo. (5)
     10.64   Employment Agreement, dated as of April 1, 1995, between the Company and Stephen Fagan. (5)
     10.65   Employment Agreement, dated as of April 1, 1995, between the Company and Henry Jallos. (5)
     10.66   Employment Agreement, dated as of April 1, 1995, between the Company and Denise Knobblock. (5)
     10.67   Employment Agreement, dated as of April 1, 1995, between the Company and W. James Prowse. (5)
     10.68   Amended and Restated Revolving Loan Agreement. (5)
     10.69   Agreement and Plan of Reorganization dated as of October 17, 1995 between CoroNet Systems, Inc. and the Company. (6)
     10.70   Escrow Agreement made as of October 17, 1995 between CoroNet Systems, Inc., the Company and the Escrow Agent. (6)
     10.71   Agreement and Plan of Merger, dated as of January 10, 1996, between the Company and Technalysis Corporation. (7)
     10.72   Agreement and Plan of Merger, dated as of May 31, 1996, between Adams & Reynolds & Company and the Company. (8)
     10.73   Agreement for the Sale and Purchase of the Issued Share Capital of Direct Technology Limited dated May 1996. (8)
     10.74   Amendment to Employment Agreement, dated as of April 1, 1996,  between the Company and Peter Karmanos, Jr. (9)

     10.75   Amendment to Employment Agreement, dated as of April 1, 1996,  between the Company and Joseph A. Nathan. (9)
     10.76   Amendment to Employment Agreement, dated as of April 1, 1996,  between the Company and John N. Shevillo. (9)
     10.77   Amendment to Employment Agreement, dated as of April 1, 1996,  between the Company and  W. James Prowse. (9)
     10.78   Amendment to Employment Agreement, dated as of April 1, 1996,  between the Company and Henry A. Jallos. (9)
     10.79   Amendment to Employment Agreement, dated as of April 1, 1996,  between the Company and Stephen H. Fagan. (9)
     10.80   Employment Agreement, dated as of April 1, 1995,  between the Company and Laura Fournier.
     11.1    Computation of Compuware Corporation and Subsidiaries net income per common share.
     12.0    First Amendment to 1992 Stock Option Plan (10)
     12.1    First Amendment to 1993 Stock Option Plan (10)
     12.2    First Amendment to 1996 Stock Option Plan (10)
     12.3    First Amendment to Stock Option Plan For Non-Employee Directors
     12.4    First Amendment to 1990 Stock Option Plan
     21.1    Subsidiaries of the Registrant. (4)
     23.1    Independent Auditors' Consent
     27.1    Financial Data Schedule Fiscal 1998
     27.2    Financial Data Schedule Fiscal 1997

             ---------------------------
             (1)    Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-53652).
             (2)    Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-63400).
             (3)    Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-4, as amended (Registration No. 33-78822).
             (4)    Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-3, as amended (Registration No. 33-82734).
             (5     Incorporated by reference to the corresponding exhibit to the 1995 Annual Report on Form 10-K.
             (6)    Incorporated  by reference to the  corresponding  exhibit to the Quarterly  Report on Form 10-Q for the quarterly  period ended September 30, 1995.
             (7)    Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995.
             (8)    Incorporated by reference to the corresponding exhibit to the 1996 Annual Report on Form 10-K.
             (9)    Incorporated by reference to the corresponding exhibit to the 1997 Annual Report on Form 10-K.
             (10)   Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
             (11)   Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-8
                    (Registration Statement No. 333-37873).

(B) REPORTS ON FORM 8-K

    The Company filed no reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington Hills, State of Michigan on June 24, 1998.

                               COMPUWARE CORPORATION

                               By:   /S/ PETER KARMANOS, JR.
                                     -----------------------------------
                                     Peter Karmanos, Jr.
                                     Chairman of the Board, Chief
                                     Executive Officer
                                     (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                  Signature                                         Title                                   Date
                  ---------                                         -----                                   ----
       /S/ PETER KARMANOS, JR.            Chairman of the Board, Chief Executive Officer             June 24, 1998
       ---------------------------------  and Director (Principal Executive Officer)
           Peter Karmanos, Jr.

       /S/ THOMAS THEWES                  Vice Chairman of the Board and Director                    June 24, 1998
       ---------------------------------
           Thomas Thewes

       /S/ JOSEPH A. NATHAN               President, Chief Operating Officer and Director            June 24, 1998
       ---------------------------------
           Joseph A. Nathan

       /S/ LAURA L. FOURNIER              Senior Vice President, Chief Financial Officer             June 24, 1998
       ---------------------------------  (Chief Accounting Officer) and Treasurer
           Laura L. Fournier

       /S/  W. JAMES PROWSE               Executive Vice President and Director                      June 24, 1998
       ---------------------------------
            W. James Prowse

                                          Director
       ---------------------------------
            Elizabeth Chappell

                                          Director
       ---------------------------------
            Elaine Didier

       /S/  BERNARD GOLDSMITH             Director                                                   June 24, 1998
       ---------------------------------
            Bernard Goldsmith

       /S/  WILLIAM O. GRABE              Director                                                   June 24, 1998
       ---------------------------------
            William O. Grabe

       /S/  WILLIAM R. HALLING            Director                                                   June 24, 1998
       ---------------------------------
            William R. Halling

       /S/  G. SCOTT ROMNEY               Director                                                   June 24, 1998
       ---------------------------------
            G. Scott Romney

                                          Director
       ---------------------------------
            Lowell Weicker, Jr.



INDEPENDENT AUDITORS' REPORT


TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF COMPUWARE CORPORATION:

We have audited the consolidated financial statements of Compuware Corporation and subsidiaries as of March 31, 1998 and 1997 and for each of the three years in the period ended March 31, 1998, and have issued our report thereon dated May 4, 1998; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Compuware Corporation and subsidiaries, listed in Item 14 (a) 2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Detroit, Michigan
May 4, 1998

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

              COLUMN A                    COLUMN B                    COLUMN C                    COLUMN D          COLUMN E
-------------------------------------- ---------------- ------------------------------------ -------------------- ---------------
                                                                     ADDITIONS
                                                        -------------------------------------

                                                                                 CHARGED
                                         BALANCE AT           CHARGED           TO OTHER            (1)            BALANCE AT
                                          BEGINNING          TO COSTS          ACCOUNTS--       DEDUCTIONS--         END OF
             DESCRIPTION                  OF PERIOD        AND EXPENSES         DESCRIBE          DESCRIBE           PERIOD
             -----------               ---------------- -------------------- ----------------------------------- ---------------

Allowance for doubtful accounts:
      Year ended March 31, 1998        $        6,941   $         7,260                      $        5,389      $       8,812
      Year ended March 31, 1997                 5,244             5,106                               3,409              6,941
      Year ended March 31, 1996                 1,605             7,355                               3,716              5,244


--------------------------------------

(1) Write-off of uncollectible accounts, product maintenance cancellations and service cost overruns.