Form 10-Q
period 1998-06-30
COMPUWARE CORPORATION
filed 1998-08-14
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

As of August 10, 1998, there were outstanding 182,934,074 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 11 pages

PART I.  FINANCIAL INFORMATION                                          Page
                                                                        ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 1998 and March 31, 1998                                3

         Condensed Consolidated Statements of Operations
         for the three months ended June 30, 1998 and 1997               4

         Condensed Consolidated Statements of Cash Flows
         for the three months ended June 30, 1998 and 1997               5

         Notes to Condensed Consolidated Financial
         Statements                                                      6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   7



PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               10

SIGNATURES                                                              11

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                        JUNE 30,       MARCH 31,
                                     ASSETS                                              1998            1998
                                                                                      -----------     -----------
                                                                                      (UNAUDITED)

CURRENT ASSETS:
   Cash and cash equivalents                                                          $   177,865     $   206,278
   Investments                                                                            171,447          54,349
   Accounts receivable, net                                                               375,586         388,573
   Deferred tax asset                                                                      12,804          14,133
   Refundable income taxes                                                                  1,539           2,594
   Prepaid expenses and other current assets                                               16,526          10,348
                                                                                      -----------     -----------
       Total current assets                                                               755,767         676,275
                                                                                      -----------     -----------
INVESTMENTS                                                                               116,753         107,721
                                                                                      -----------     -----------
PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                                           85,995          84,494
                                                                                      -----------     -----------
CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION                                                                            49,072          50,455
                                                                                      -----------     -----------
OTHER:
   Accounts receivable                                                                     75,531          64,282
   Deferred tax asset                                                                      11,650          12,926
   Excess of cost over fair value of net assets acquired,
       less accumulated amortization                                                       57,044          57,607
   Other assets                                                                            13,306          18,880
                                                                                      -----------     -----------
       Total other assets                                                                 157,531         153,695
                                                                                      -----------     -----------
TOTAL ASSETS                                                                          $ 1,165,118     $ 1,072,640
                                                                                      ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                   $    23,234     $    19,985
   Accrued expenses                                                                        96,036         113,792
   Deferred revenue                                                                       196,962         180,174
                                                                                      -----------     -----------
       Total current liabilities                                                          316,232         313,951
DEFERRED REVENUE                                                                           46,645          43,437
LONG TERM DEBT                                                                              4,532           6,956
                                                                                      -----------     -----------
       Total liabilities                                                                  367,409         364,344
                                                                                      -----------     -----------
SHAREHOLDERS' EQUITY:
   Common stock                                                                             1,819           1,802
   Additional paid-in capital                                                             313,648         282,668
   Retained earnings                                                                      486,302         427,455
   Foreign currency translation adjustment                                                 (4,060)         (3,629)
                                                                                      -----------     -----------
       Total shareholders' equity                                                         797,709         708,296
                                                                                      -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 1,165,118     $ 1,072,640
                                                                                      ===========     ===========


See notes to consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                      ------------------------
                                                                                        1998            1997
                                                                                      ---------      ---------
REVENUES:
   Software license fees                                                              $ 128,630      $  76,261
   Maintenance fees                                                                      74,694         56,317
   Professional services fees                                                           135,299         91,900
                                                                                      ---------      ---------

       Total revenues                                                                   338,623        224,478
                                                                                      ---------      ---------

OPERATING EXPENSES:
   Cost of software license fees                                                          6,620          4,814
   Cost of maintenance                                                                    9,280          7,113
   Cost of professional services                                                        112,726         80,821
   Software product development                                                          15,315         13,562
   Sales and marketing                                                                   96,860         66,235
   Administrative and general                                                            15,033         11,935
                                                                                      ---------      ---------

       Total operating expenses                                                         255,834        184,480
                                                                                      ---------      ---------

INCOME FROM OPERATIONS                                                                   82,789         39,998

OTHER INCOME                                                                              5,836          2,389
                                                                                      ---------      ---------

INCOME  BEFORE INCOME TAXES                                                              88,625         42,387

INCOME TAX PROVISION                                                                     29,778         14,115
                                                                                      ---------      ---------

NET INCOME                                                                            $  58,847      $  28,272
                                                                                      =========      =========

Basic earnings per share                                                              $    0.33      $    0.16
                                                                                      =========      =========

Diluted earnings per share                                                            $    0.30      $    0.15
                                                                                      =========      =========



See notes to consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                         ------------------------
                                                                                            1998           1997
                                                                                         ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $  58,847      $  28,272
   Adjustments to reconcile net income  to cash provided by
       operations:
       Depreciation and amortization                                                         9,899          8,804
       Tax benefit from exercise of stock options                                           25,276          4,111
       Deferred income taxes                                                                 2,605          2,303
       Other                                                                                    52           (243)
       Net change in assets and liabilities, net of effects from acquisitions:
           Accounts receivable                                                               1,738         19,927
           Prepaid expenses and other current assets                                        (6,178)        (5,757)
           Other assets                                                                      5,434           (104)
           Accounts payable and accrued expenses                                           (14,507)       (25,799)
           Deferred revenue                                                                 19,996         (4,352)
           Refundable income taxes                                                           1,055          2,622
                                                                                         ---------      ---------
                  Net cash provided by  operating activities                               104,217         29,784
                                                                                         ---------      ---------

CASH USED IN INVESTING ACTIVITIES:
   Purchase of:
       Businesses                                                                             (533)          (709)
       Property and equipment                                                               (5,681)        (8,178)
       Capitalized software                                                                 (2,875)        (2,609)
   Investments:
       Proceeds from maturity                                                               43,364         19,343
       Purchases                                                                          (170,215)       (35,345)
                                                                                         ---------      ---------
                  Net cash used in investing activities                                   (135,940)       (27,498)
                                                                                         ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options                                               5,721          3,849
   Payment of long term debt                                                                (2,411)
                                                                                         ---------      ---------
                  Net cash provided by financing activities                                  3,310          3,849
                                                                                         ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (28,413)         6,135
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           206,278        107,341
                                                                                         ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 177,865      $ 113,476
                                                                                         =========      =========


See notes to consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 1998


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 1998 included in the Company's Annual Report to Shareholders and the Company's Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 -  COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share ("EPS") data were computed as follows (in thousands, except for per share data):

                                                                         Three Months Ended
                                                                               June 30,
                                                                     -------------------------
                                                                        1998           1997
                                                                     ----------      ---------
      BASIC EPS:
      Numerator:  Net Income                                         $   58,847      $  28,272
                                                                     ----------      ---------
      Denominator:
        Weighted-average common shares outstanding                      180,835        172,387
                                                                     ----------      ---------
      Basic EPS                                                      $     0.33      $    0.16
                                                                     ==========      =========

      DILUTED EPS:
      Numerator: Net Income                                          $   58,847      $  28,272
                                                                     ----------      ---------
      Denominator:
        Weighted-average common shares outstanding                      180,835        172,387
        Dilutive effect of stock options                                 18,537         12,574
                                                                     ----------      ---------
        Total shares                                                    199,372        184,961
                                                                     ----------      ---------
      Diluted EPS                                                    $     0.30      $    0.15
                                                                     ==========      =========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the Company's consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                                                                                            Period-
                                                                                  Percentage of            to-Period
                                                                                  Total Revenues             Change
                                                                               --------------------        ---------
                                                                                Three Months Ended           1997
                                                                                     June 30,                 to
                                                                               --------------------
                                                                               1998           1997           1998
                                                                               -----          -----          -----
  Revenues:
     Software license fees                                                      38.0%          34.0%          68.7%
     Maintenance fees                                                           22.0           25.1           32.6
     Professional services fees                                                 40.0           40.9           47.2
                                                                               -----          -----
         Total revenues                                                        100.0          100.0           50.8
                                                                               -----          -----

  Operating expenses:
     Cost of software license fees                                               2.0            2.2           37.5
     Cost of maintenance                                                         2.8            3.2           30.5
     Cost of professional services                                              33.3           36.0           39.5
     Software product development                                                4.5            6.0           12.9
     Sales and marketing                                                        28.6           29.5           46.2
     Administrative and general                                                  4.4            5.3           26.0
                                                                               -----          -----
         Total operating expenses                                               75.6           82.2           38.7
                                                                               -----          -----

  Income from operations                                                        24.4           17.8          107.0

  Interest and investment income, net                                            1.8            1.1          144.3
                                                                               -----          -----

  Income before income taxes                                                    26.2           18.9          109.1

  Income tax provision                                                           8.8            6.3          111.0
                                                                               -----          -----

  Net income                                                                    17.4%          12.6%         108.1%
                                                                               =====          =====

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1997

Total revenues for the first quarter of fiscal 1999 were $338.6 million, an increase of $114.1 million, or 50.8%, as compared to $224.5 million for the first quarter of fiscal 1998. The Company experienced an increase in license fees, maintenance fees, and professional services fees during the three months ended June 30, 1998.

Software license fees increased $52.3 million, or 68.7%, to $128.6 million in the first quarter of fiscal 1999 from $76.3 million in the first quarter of fiscal 1998. Almost all of the Company's product families experienced growth in license fees, with the largest percentage increase in its client/server testing and implementation and mainframe testing and implementation products.

Maintenance fee revenues increased $18.4 million, or 32.6%, to $74.7 million in the first quarter of fiscal 1999 from $56.3 million in the first quarter of fiscal 1998. The Company continues to experience growth in maintenance fees for all of its product families due to the growth in the number of installed copies of its products.

Revenues from professional services increased $43.4 million, or 47.2%, to $135.3 million in the first quarter of fiscal 1999 from $91.9 million in the first quarter of fiscal 1998. All of the Company's professional services offices experienced growth in revenues. The overall increase was due primarily to increased business at new and existing clients equal to $8.7 million, $5.9 million and $4.6 million, at the Company's Farmington Hills, Michigan, Milwaukee, Wisconsin, and Columbus, Ohio branches, respectively.

Cost of software license fees increased $1.8 million, or 37.5%, to $6.6 million in the first quarter of fiscal 1999 from $4.8 million during the same period of fiscal 1998. As a percentage of software license fees, these costs decreased to 5.1% in the first quarter of fiscal 1999 from 6.3% for the same period in fiscal 1998.

Cost of maintenance increased $2.2 million, or 30.5%, to $9.3 million in the first quarter of fiscal 1999 from $7.1 million in the first quarter of fiscal 1998. As a percentage of maintenance fees, these costs decreased to 12.4% in the first quarter of fiscal 1999 from 12.6% for the first quarter of fiscal 1998.

Cost of professional services increased $31.9 million, or 39.5%, to $112.7 million in the first quarter of fiscal 1999 from $80.8 million in the first quarter of fiscal 1998. The increase in these expenses was due primarily to the growth in the professional staff by 964 to 4,766 people at the end of the first quarter of fiscal 1999 from 3,802 at the end of the same period in fiscal 1998. As a percentage of professional services fees, these costs decreased to 83.3% in the first quarter of fiscal 1999 from 87.9% in the first quarter of fiscal 1998.

Software product development costs increased $1.8 million or 12.9%, to $15.3 million in the first quarter of fiscal 1999 from $13.6 million in the first quarter of fiscal 1998. Before the capitalization of internally developed software products, total research and development expenditures increased $2.2 million to $18.2 million, or 13.6%, in the first quarter of fiscal 1999 from $16.0 million in the first quarter of fiscal 1998. Capitalized research and development expenditures as a percentage of total software product development costs increased to 15.6% in the first quarter of fiscal 1999 from 15.2% in the first quarter of fiscal 1998.

Sales and marketing costs increased $30.7 million, or 46.2%, to $96.9 million in the first quarter of fiscal 1999 from $66.2 million in the first quarter of fiscal 1998. The increase in sales and marketing costs was due primarily to the expansion of the worldwide sales and marketing organizations, increased Corporate advertising expense, and higher sales commissions associated with increased product sales. As a percentage of license fees, these costs decreased to 75.3% in the first quarter of fiscal 1999 from 86.9% in the first quarter of fiscal 1998.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Administrative and general costs increased $3.1 million, or 26.0%, to $15.0 million in the first quarter of fiscal 1999 from $11.9 million in the first quarter of fiscal 1998. The increase in these costs was due primarily to the increase in the costs of administration, corporate communications and employee development programs in order to support the Company's growth. As a percentage of total revenue, these costs decreased to 4.4% in the first quarter of fiscal 1999 from 5.3% in the first quarter of fiscal 1998.

Income from operations for the first quarter of fiscal 1999 was $82.8 million, as compared to income from operations of $40.0 million in the first quarter of fiscal 1998. As a percentage of revenues, income from operations increased to 24.4% in the first quarter of fiscal 1999 from 17.8% in the same period of fiscal 1998.

Net interest and investment income for the first quarter of fiscal 1999 was $5.8 million as compared to $2.4 million in the first quarter of fiscal 1998. This increase in income was due primarily to higher average cash balances in the fiscal 1999 period as compared to the fiscal 1998 period.

In the first quarter of fiscal 1999, the Company had an income tax provision of $29.8 million, as compared to an income tax provision of $14.1 million, in the first quarter of fiscal 1998. The effective tax rate for the first quarter of fiscal 1999 is 33.6%, as compared to 33.3% for the first quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company held $466.1 million in cash and investments. The Company has no debt other than the $4.5 million of notes issued as part of prior years' acquisitions.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K.

     (a) Exhibits.

              The following exhibits are filed herewith.

              Exhibit
              Number       Description of Document
              -------      -----------------------

              27.0         Financial Data Schedule

     (b) Reports on Form 8-K.

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            COMPUWARE CORPORATION


Date:         August 13, 1998                    By: /s/ Joseph A. Nathan
              ---------------                        --------------------

                                                 Joseph A. Nathan
                                                 President
                                                 Chief Operating Officer




Date:         August 13, 1998                    By: /s/ Laura L. Fournier
              ---------------                       ----------------------

                                                 Laura L. Fournier
                                                 Senior Vice President
                                                 Chief Financial Officer

                              INDEX TO EXHIBITS


EXHIBIT NO.                     DESCRIPTION
-----------                     -----------

   27                           Financial Data Schedule