Form 10-Q
period 1998-09-30
COMPUWARE CORPORATION
filed 1998-11-12
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                        ----------  ----------


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

As of November 2, 1998, there were outstanding 183,754,630 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 18 pages

PART I.       FINANCIAL INFORMATION                                             Page
              ---------------------                                             ----
Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of
              September 30, 1998 and March 31, 1998                                3

              Condensed Consolidated Statements of Operations
              for the three months and six months ended                            4
              September 30, 1998 and 1997

              Condensed Consolidated Statements of Cash Flows
              for the six months ended September 30, 1998 and 1997                 5

              Notes to Condensed Consolidated Financial
              Statements                                                           6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                        8



PART II.      OTHER INFORMATION
              -----------------

Item 4.       Submission of Matters to a Vote of Security Holders                 16

Item 6.       Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                        18
----------

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                 SEPTEMBER 30,             MARCH 31,
                                  ASSETS                                                             1998                    1998
                                  ------                                                         -------------            ----------
                                                                                                  (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                                       $  123,719           $  206,278
   Investments                                                                                        240,756               54,349
   Accounts receivable, net                                                                           415,367              388,573
   Deferred tax asset                                                                                  13,358               14,133
   Income taxes refundable                                                                                                   2,594
   Prepaid expenses and other current assets                                                           21,738               10,348
                                                                                                   ----------           ----------
       Total current assets                                                                           814,938              676,275
                                                                                                   ----------           ----------

INVESTMENTS                                                                                           189,053              107,721
                                                                                                   ----------           ----------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                                                       88,498               84,494
                                                                                                   ----------           ----------

CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION                                                                                        48,184               50,455
                                                                                                   ----------           ----------

OTHER:
   Accounts receivable                                                                                 84,939               64,282
   Deferred tax asset                                                                                  10,831               12,926
   Excess of cost over fair value of net assets acquired,
       less accumulated amortization                                                                   56,381               57,607
   Other                                                                                               18,456               18,880
                                                                                                   ----------           ----------
       Total other assets                                                                             170,607              153,695
                                                                                                   ----------           ----------
TOTAL ASSETS                                                                                       $1,311,280           $1,072,640
                                                                                                   ==========           ==========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                                                $   21,455           $   19,985
   Accrued expenses                                                                                   120,360              113,792
   Income taxes payable                                                                                 9,908
   Deferred revenue                                                                                   204,231              180,174
                                                                                                   ----------           ----------
       Total current liabilities                                                                      355,954              313,951

DEFERRED REVENUE                                                                                       49,999               43,437

LONG TERM DEBT                                                                                          4,338                6,956
                                                                                                   ----------           ----------
       Total liabilities                                                                              410,291              364,344
                                                                                                   ----------           ----------

SHAREHOLDERS' EQUITY:
   Common stock                                                                                         1,834                1,802
   Additional paid-in capital                                                                         346,694              282,668
   Retained earnings                                                                                  556,090              427,455
   Foreign currency translation adjustment                                                             (3,629)              (3,629)
                                                                                                   ----------           ----------
       Total shareholders' equity                                                                     900,989              708,296
                                                                                                   ----------           ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                         $1,311,280           $1,072,640
                                                                                                   ==========           ==========
See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                                 -------------------------------       -----------------------------
                                                                     1998               1997               1998             1997
                                                                 -------------      ------------       -----------        ----------
REVENUES:
   Software license fees                                           $135,043           $ 88,098           $263,673          $164,359
   Maintenance fees                                                  79,948             58,923            154,642           115,240
   Professional services fees                                       151,578            100,360            286,877           192,260
                                                                   --------           --------           --------          --------

       Total revenues                                               366,569            247,381            705,192           471,859
                                                                   --------           --------           --------          --------

OPERATING EXPENSES:
   Cost of software license fees                                      7,280              5,354             13,900            10,168
   Cost of maintenance                                                9,029              7,660             18,309            14,773
   Cost of professional services                                    123,683             86,692            236,409           167,513
   Software product development                                      16,003             13,681             31,318            27,243
   Sales and marketing                                               90,278             68,843            187,138           135,078
   Administrative and general                                        18,118             15,347             33,151            27,282
   Purchased research and development                                 2,750                                 2,750
                                                                   --------           --------           --------          --------

       Total operating expenses                                     267,141            197,577            522,975           382,057
                                                                   --------           --------           --------          --------

INCOME FROM OPERATIONS                                               99,428             49,804            182,217            89,802

OTHER INCOME                                                          6,794              2,145             12,630             4,534
                                                                   --------           --------           --------          --------

INCOME  BEFORE INCOME TAXES                                         106,222             51,949            194,847            94,336

INCOME TAX PROVISION                                                 36,434             17,299             66,212            31,414
                                                                   --------           --------           --------          --------
NET INCOME                                                         $ 69,788           $ 34,650           $128,635          $ 62,922
                                                                   ========           ========           ========          ========
Basic earnings per share                                           $   0.38           $   0.20           $   0.71          $   0.36
                                                                   ========           ========           ========          ========
Diluted earnings per share                                         $   0.35           $   0.18           $   0.64          $   0.33
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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    SIX MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                          -------------------------------------
                                                                                                1998                   1997
                                                                                          --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                $ 128,635              $  62,922
   Adjustments to reconcile net income  to cash provided by
       operations:
       Depreciation and amortization                                                            19,939                 17,882
       Tax benefit from exercise of stock options                                               44,706                 15,929
       Deferred income taxes                                                                     2,870                   (685)
       Other                                                                                      (113)                  (474)
       Net change in assets and liabilities, net of effects from
        acquisitions:
           Accounts receivable                                                                 (47,451)                 5,098
           Prepaid expenses and other current assets                                           (11,390)                (1,317)
           Other assets                                                                            144                 (1,006)
           Accounts payable and accrued expenses                                                 8,038                (13,172)
           Deferred revenue                                                                     30,619                (20,004)
           Income taxes                                                                         12,502                (12,751)
                                                                                             ---------              ---------
                  Net cash provided by operating activities                                    188,499                 52,422
                                                                                             ---------              ---------

CASH USED IN INVESTING ACTIVITIES:
   Purchase of:
       Businesses                                                                                 (533)                  (709)
       Property and equipment                                                                  (11,670)               (14,465)
       Capitalized software                                                                     (5,786)                (7,997)
   Investments:
       Proceeds from maturity                                                                  115,894                 31,447
       Purchases                                                                              (385,459)               (80,553)
   Other                                                                                          (140)
                                                                                             ---------              ---------
                  Net cash used in investing activities                                       (287,694)               (72,277)
                                                                                             ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options                                                   9,840                 10,243
   Net proceeds from sale of common stock                                                        9,512
   Payment of long term debt                                                                    (2,716)
                                                                                             ---------              ---------
                  Net cash provided by financing activities                                     16,636                 10,243
                                                                                             ---------              ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (82,559)                (9,612)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               206,278                107,341
                                                                                             ---------              ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $ 123,719              $  97,729
                                                                                             =========              =========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 1998

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

NOTE 2 - COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share ("EPS") data were computed as follows (in thousands, except for per share data):

                                                                      Three Months Ended                     Six Months Ended
                                                                          September 30,                        September 30,
                                                                 ------------------------------       ------------------------------
                                                                     1998               1997               1998              1997
                                                                 -------------     ------------       -------------     ------------
BASIC EPS:
----------
Numerator: Net Income                                              $ 69,788           $ 34,650           $128,635          $ 62,922
                                                                   --------           --------           --------          --------
Denominator:  Weighted-average
   common shares outstanding                                        182,793            173,876            181,819           173,136
                                                                   --------           --------           --------          --------
Basic EPS                                                          $   0.38           $   0.20           $   0.71          $   0.36
                                                                   ========           ========           ========          ========

DILUTED EPS:
------------
Numerator: Net Income                                              $ 69,788           $ 34,650           $128,635          $ 62,922
                                                                   --------           --------           --------          --------
Denominator: Weighted-average
   common shares outstanding                                        182,793            173,876            181,819           173,136
Dilutive effect of stock options                                     18,287             15,334             18,469            14,961
                                                                   --------           --------           --------          --------
Total shares                                                        201,080            189,210            200,288           188,097
                                                                   --------           --------           --------          --------
Diluted EPS                                                        $   0.35           $   0.18           $   0.64          $   0.33
                                                                   ========           ========           ========          ========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 1998
                                   (CONTINUED)


NOTE 3 - COMPREHENSIVE INCOME

Effective April 1, 1998, Compuware adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for reporting and presenting comprehensive income and its components in consolidated financial statements. Comprehensive income is defined as net income plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the three-month and six-month periods ended September 30, 1998 and 1997, Compuware had other comprehensive income resulting from foreign currency translation adjustments. Comprehensive income for the three-month and six-month periods ended September 30, 1998 and 1997 are as follows (in thousands):


                                                                     Three Months Ended                     Six Months Ended
                                                                        September 30,                         September 30,
                                                                 ---------------------------            -------------------------
                                                                   1998               1997                1998             1997
                                                                 --------           --------            --------         --------
Net income                                                       $ 69,788           $ 34,650            $128,635         $ 62,922
Foreign currency translation
    adjustment, net of tax                                            283               (665)                  0             (840)
                                                                 --------           --------            --------         --------
    Total comprehensive income                                   $ 70,071           $ 33,985            $128,635         $ 62,082
                                                                 ========           ========            ========         ========

NOTE 4 - ACQUISITIONS

In July 1998, the Company acquired certain software products from Centerline Software, Inc. for approximately $2,900,000 in cash and notes payable that are due within one year. Of the total purchase price, $2,750,000 was allocated to in-process research and development and in accordance with SFAS No. 2, this amount was expensed as of the purchase date.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the Company's consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                                                                              Period-
                                                                 Percentage of               to-Period
                                                                Total Revenues                Change
                                                          ----------------------------     --------------
                                                              Three Months Ended
                                                                 September 30,                 1997
                                                          ----------------------------          to
                                                             1998            1997              1998
                                                          ------------    ------------     --------------
  Revenues:
     Software license fees                                    36.8%           35.6%            53.3%
     Maintenance fees                                         21.8            23.8             35.7
     Professional services fees                               41.4            40.6             51.0
                                                          ------------    ------------
         Total revenues                                      100.0           100.0             48.2
                                                          ------------    ------------

  Operating expenses:
     Cost of software license fees                             2.0             2.2             36.0
     Cost of maintenance                                       2.5             3.1             17.9
     Cost of professional services                            33.7            35.1             42.7
     Software product development                              4.4             5.5             17.0
     Sales and marketing                                      24.6            27.8             31.1
     Administrative and general                                4.9             6.2             18.1
     Purchased research and development                        0.8                                *
                                                          ------------    ------------
         Total operating expenses                             72.9            79.9             35.2
                                                          ------------    ------------

  INCOME FROM OPERATIONS                                      27.1            20.1             99.6

  OTHER INCOME                                                 1.8             0.9            216.7
                                                          ------------    ------------

  INCOME BEFORE INCOME TAXES                                  28.9            21.0            104.5

  INCOME TAX PROVISION                                         9.9             7.0            110.6
                                                          ------------    ------------

  NET INCOME                                                  19.0%           14.0%           101.4%
                                                          ============    ============

The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and the percentage change in such items compared to prior periods after excluding special charges for purchased research and development associated with the acquisition of products in July 1998 from CenterLine Software Inc. from the calculations for the three months ended September 30, 1998 and 1997:

        Income from operations                               27.9%           20.1%            105.2%
        Other income                                          1.8             0.9             216.7
                                                          -----------     -----------
        Income before income taxes                           29.7            21.0             109.8
        Income tax provision                                 10.2             7.0             116.2
                                                          -----------     -----------
        Net income                                           19.5%           14.0%            106.6%
                                                          ===========     ===========

*  Period-to-period change expressed as a percentage is not meaningful.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


The following table sets forth, for the periods indicated, certain operational data from the Company's consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                                                                                Period-
                                                                 Percentage of                to-Period
                                                                 Total Revenues                 Change
                                                          -----------------------------    ----------------
                                                                Six Months ended
                                                                  September 30,                   1997
                                                          -----------------------------            to
                                                              1998            1997                1998
                                                          ------------    -------------    ----------------
  REVENUES:
    Software license fees                                    37.4%           34.8%                60.4%
    Maintenance fees                                         21.9            24.4                 34.2
    Professional services fees                               40.7            40.8                 49.2
                                                          ------------    -------------

       Total revenues                                       100.0           100.0                 49.4
                                                          ------------    -------------

  OPERATING EXPENSES:
    Cost of software license fees                             2.0             2.2                 36.7
    Cost of maintenance                                       2.6             3.1                 23.9
    Cost of professional services                            33.5            35.5                 41.1
    Software product development                              4.4             5.8                 15.0
    Sales and marketing                                      26.6            28.6                 38.5
    Administrative and general                                4.7             5.8                 21.5
    Purchased research and development                        0.4                                   *
                                                          ------------    -------------

       Total operating expenses                              74.2            81.0                 36.9
                                                          ------------    -------------

  INCOME FROM OPERATIONS                                     25.8            19.0                102.9

  OTHER INCOME                                                1.8             1.0                178.6
                                                          ------------    -------------

  INCOME  BEFORE INCOME TAXES                                27.6            20.0                106.5

  INCOME TAX PROVISION                                        9.4             6.7                110.8
                                                          ------------    -------------

  NET INCOME                                                 18.2%           13.3%               104.4%
                                                          ============    =============

The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and the percentage change in such items compared to prior periods after excluding special charges for purchased research and development associated with the acquisition of products in July 1998 from CenterLine Software Inc. from the calculations for the six months ended September 30, 1998 and 1997:

Income from operations                                       26.2%           19.0%              106.0%
Other income                                                  1.8             1.0               178.6
                                                          -----------     -----------
Income before income taxes                                   28.0            20.0               109.5
Income tax provision                                          9.5             6.7               113.8
                                                          -----------     -----------
Net income                                                   18.5%           13.3%              107.3%
                                                          ===========     ===========

*  Period-to-period change expressed as a percentage is not meaningful.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

Total revenues for the second quarter of fiscal 1999 were $366.6 million, an increase of $119.2 million, or 48.2%, as compared to $247.4 million for the second quarter of fiscal 1998. The Company experienced significant growth in license fees, maintenance fees, and professional services fees as compared to the three months ended September 30, 1997.

Software license fees increased $46.9 million, or 53.3%, to $135.0 million in the second quarter of fiscal 1999 from $88.1 million in the second quarter of fiscal 1998. The majority of the Company's product families experienced growth in license fees, with the largest percentage increase in its client/server testing and implementation products.

Maintenance fee revenues increased $21.0 million, or 35.7%, to $79.9 million in the second quarter of fiscal 1999 from $58.9 million in the second quarter of fiscal 1998. The Company continues to experience growth in maintenance fees for all of its product families due to the growth in the number of installed copies of its products.

Revenues from professional services increased $51.2 million, or 51.0%, to $151.6 million in the second quarter of fiscal 1999 from $100.4 million in the second quarter of fiscal 1998. All of the Company's professional services offices experienced growth in revenues. The overall increase was due primarily to increased business at new and existing clients.

The costs of software license fees in the second quarter of fiscal 1999 increased $1.9 million to $7.3 million compared to $5.4 million in the second quarter of fiscal 1998. The increase was due primarily to an increase in amortization of internally developed software products and to a lesser extent increased author royalties. As a percentage of software license fees, these costs decreased to 5.4% in the second quarter of fiscal 1999 from 6.1% for the same period in fiscal 1998.

Cost of maintenance in the second quarter of fiscal 1999 increased $1.3 million, or 17.9%, to $9.0 million as compared to $7.7 million in the second quarter of fiscal 1998. As a percentage of maintenance fees, these costs decreased to 11.3% in the second quarter of fiscal 1999 from 13.0% in the second quarter of fiscal 1998. This increase is due to the additional requirements needed to support the increased worldwide products installed base.

Cost of professional services increased $37.0 million, or 42.7%, to $123.7 million in the second quarter of fiscal 1999 from $86.7 million in the second quarter of fiscal 1998. The increase in these expenses was due primarily to the growth in the Services Division billable staff to 5,061 people at September 30, 1998 from 3,955 at September 30, 1997, an increase of 1,106. As a percentage of professional services fees, these costs decreased to 81.6% in the second quarter of fiscal 1999 from 86.4% in the second quarter of fiscal 1998.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Software product development costs increased $2.3 million, or 17.0%, to $16.0 million in the second quarter of fiscal 1999 from $13.7 million in the second quarter of fiscal 1998. Before the capitalization of internally developed software products, total research and development expenditures increased $3.0 million to $19.0 million, or 18.7%, in the second quarter of fiscal 1999 from $16.0 million in the second quarter of fiscal 1998. Capitalized research and development expenditures increased $662,000, or 29.0%, to $2.9 million in the second quarter of fiscal 1999 from $2.3 million in the second quarter of fiscal 1998.

Sales and marketing costs increased $21.4 million, or 31.1%, to $90.3 million in the second quarter of fiscal 1999 from $68.8 million in the second quarter of fiscal 1998. The increase in sales and marketing costs was due primarily to the expansion of the worldwide sales and marketing force, increased advertising expense, and higher sales commissions associated with increased product sales. As a percentage of license fees, these costs decreased to 66.9% in the second quarter of fiscal 1999 from 78.1% in the second quarter of fiscal 1998.

Administrative and general costs increased $2.8 million, or 18.1%, to $18.1 million in the second quarter of fiscal 1999 from $15.3 million in the second quarter of fiscal 1998. The increase in these costs was due primarily to the increase in the costs of administration, corporate communications, corporate support systems and employee development programs in order to support the Company's growth. As a percentage of total revenue, these costs decreased to 4.9% in the second quarter of fiscal 1999 from 6.2% in the second quarter of fiscal 1998.

During the second quarter of fiscal 1999, the Company recognized $2.8 million of expense for purchased research and development costs associated with the acquisition of products from CenterLine Software, Inc. in July 1998.

Income from operations increased $49.6 million, or 99.6%, to $99.4 million in the second quarter of fiscal 1999 from $49.8 million in the second quarter of fiscal 1998. Excluding the purchased research and development expense of $2.8 million described above, income from operations during the second quarter of fiscal 1999 increased $52.4 million, or 105.2%, to $102.2 million, from $49.8 million in the second quarter of fiscal 1998. As a percentage of revenues, income from operations before special charges increased to 27.9% in the second quarter of fiscal 1999 from 20.1% in the same period of fiscal 1998.

Net interest and investment income for the second quarter of fiscal 1999 was $6.8 million as compared to $2.1 million in the second quarter of fiscal 1998. This increase in income was due to higher average cash and investment balances resulting from cash generated from higher operating earnings.

In the second quarter of fiscal 1999, the Company recognized an income tax provision of $36.4 million, an effective tax rate of 34.3%, as compared to an income tax provision of $17.3 million, an effective tax rate of 33.3%, for the same period in the prior year. The increase in the effective tax rate was due to the uncertainty surrounding the renewal of the research and development credit at the close of the quarter as well as the growth in pre-tax earnings which dilutes the effect of the tax credits on the effective tax rate.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1997

Total revenues for the first six months of fiscal 1999 were $705.2 million, an increase of $233.3 million, or 49.4%, as compared to $471.9 million for the first six months of fiscal 1998. The Company experienced significant growth in license fees, maintenance fees, and professional services fees during the six months ended September 30, 1998.

Software license fees increased $99.3 million, or 60.4%, to $263.7 million in the first six months of fiscal 1999 from $164.4 million in the first six months of fiscal 1998. Almost all of the Company's product families experienced growth in license fees, with the largest percentage increase in its client/server testing and implementation products.

Maintenance fee revenues increased $39.4 million, or 34.2%, to $154.6 million in the first six months of fiscal 1999 from $115.2 million in the first six months of fiscal 1998. The Company continues to experience growth in maintenance fees for all of its product families due to the growth in the number of installed copies of its products.

Revenues from professional services increased $94.6 million, or 49.2%, to $286.9 million in the first six months of fiscal 1999 from $192.3 million in the first six months of fiscal 1998. All of the Company's professional services offices experienced growth in revenues. The overall increase was due primarily to increased business at new and existing clients.

Cost of software license fees increased $3.7 million, or 36.7%, to $13.9 million in the first six months of fiscal 1999 from $10.2 million in the first six months of fiscal 1998. The increase was due primarily to an increase in amortization of internally developed software products and to a lesser extent increased author royalties. As a percentage of software license fees, these costs decreased to 5.3% in the first six months of fiscal 1999 from 6.2% for the same period in fiscal 1998.

Cost of maintenance in the first six months of fiscal 1999 increased $3.5 million, or 23.9%, to $18.3 million as compared to $14.8 million in the first six months of fiscal 1998. As a percentage of maintenance fees, these costs decreased to 11.8% in the first six months of fiscal 1999 from 12.8% for the same period in fiscal 1998.

Cost of professional services increased $68.9 million, or 41.1%, to $236.4 million in the first six months of fiscal 1999 from $167.5 million in the first six months of fiscal 1998. The increase in these expenses was due primarily to the growth in the Services Division billable staff by 1,106 to 5,061 people at September 30, 1998 from 3,955 at September 30, 1997. As a percentage of professional services fees, these costs decreased to 82.4% in the first six months of fiscal 1999 from 87.1% in the first six months of fiscal 1998.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Software product development costs increased $4.1 million, or 15.0%, to $31.3 million in the first six months of fiscal 1999 from $27.2 million in the first six months of fiscal 1998. Before the capitalization of internally developed software products, total research and development expenditures increased $5.2 million to $37.1 million, or 16.1%, in the first six months of fiscal 1999 from $32.0 million in the first six months of fiscal 1998. Capitalized research and development expenditures increased $1.1 million to $5.8 million, or 22.9%, in the first six months of fiscal 1999 from $4.7 million in the first six months of fiscal 1998.

Sales and marketing costs increased $52.0 million, or 38.5%, to $187.1 million in the first six months of fiscal 1999 from $135.1 million in the first six months of fiscal 1998. The increase in sales and marketing costs was due primarily to the expansion of the worldwide sales force, increased advertising expenses, and higher sales commissions associated with increased product sales. As a percentage of license fees, these costs decreased to 71.0% in the first six months of fiscal 1999 from 82.2% in the first six months of fiscal 1998.

Administrative and general costs increased $5.9 million, or 21.5%, to $33.2 million in the first six months of fiscal 1999 from $27.3 million in the first six months of fiscal 1998. The increase in these costs was due primarily to the increase in corporate administration and recruiting, corporate support systems, corporate communications, and employee development programs in order to support the Company's growth. As a percentage of total revenue, these costs decreased to 4.7% in the first six months of fiscal 1999 from 5.8% in the first six months of fiscal 1998.

During the first six months of fiscal 1999, the Company recognized $2.8 million of expense for purchased research and development costs associated with the acquisition of products from CenterLine Software, Inc..

Income from operations increased $92.4 million, or 102.9%, to $182.2 million in the first six months of fiscal 1999 from $89.8 million in the first six months of fiscal 1998. Excluding special charges for purchased research and development associated with the acquisition of products from CenterLine Software, Inc.
of $2.8 million, the Company's income from operations would have increased $95.2 million, or 106.0%, to $185.0 million in the first six months of fiscal 1999 from $89.8 million in the first six months of fiscal 1998. As a percentage of total revenues, income from operations exclusive of special charges increased to 26.2% in the first six months of fiscal 1999 from 19.0% in the same period of fiscal 1998.

Net interest and investment income for the first six months of fiscal 1999 was $12.6 million as compared to $4.5 million in the first six months of fiscal 1998. This increase was due to higher average cash and investment balances as a result of increased operating earnings in the first six months of fiscal 1999.

In the first six months of fiscal 1999, the Company had an income tax provision of $66.2 million, which was an effective tax rate of 34.0%, as compared to an income tax provision of $31.4 million, which was an effective tax rate of 33.3%, for the same period in the prior year. The increase in the effective tax rate was due to the uncertainty surrounding the renewal of the research and development credit at September 30, 1998, as well as the growth in pre-tax earnings which dilutes the effect of the tax credits on the effective tax rate.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company held $553.5 million in cash and investments. The Company has no debt other than the $4.3 million of notes issued as part of prior years' acquisitions.

The Company continues to evaluate business acquisition opportunities that fit the Company's strategic plans.

The Company believes that its available cash resources, together with cash flow from operations will be sufficient to meet its cash needs for the foreseeable future.

YEAR 2000

The Year 2000 problem is the result of the widespread practice of using only 2 digits instead of 4 to represent the year in computing equipment and computer software. Failure to address this problem could cause erroneous results in the proper interpretation of years after 1999. The Company has instituted various projects to address this issue which include three major areas: the software products which the Company develops and markets, its internal information technology (IT) assets, and aspects not directly related to the Company's IT assets or software products. This last area includes such items as embedded systems in infrastructure components (such as building security and HVAC systems), as well as the business relationships the Company has with its customers and suppliers, especially those third parties with whom the Company has a systems interaction.

The Company undertook a project to inventory and assess the impact of the Year 2000 on its software products in the middle of 1994. As a part of this project the Company identified the software products that would be supported beyond December 31, 1999. Plans were put in place to complete the necessary changes to make the identified software products Year 2000 compliant. The Company believes that all of the Company's current product offerings are Year 2000 compliant and that plans are on schedule to ensure compliance for those products the Company will continue to support.

The Company has established a WEB page to update customers on the Year 2000 status of the software products. This site assists the customers in understanding the Year 2000 strategy. Part of the site gives customers access to frequently asked Year 2000 questions. The Company is committed to supporting our customers into the year 2000 and beyond. The strategy provides leadership and tools needed to meet the challenge of the millennium change.

The Company has undertaken a project to inventory, assess and remediate its significant internal software applications and other IT assets. Many of these applications are essential for day-to-day operations. The Company believes it has completed remediation for all critical software, and is currently testing the remediated software. The remediation and testing activities are being performed exclusively by internal resources. All projects are currently on schedule and the Company does not anticipate any problems with respect to these projects.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


The Company is also in the process of assessing and remediating its other IT and non-IT assets. These include areas such as PCs, networks, voice mail, email, building security, etc. This portion of the project is planned for completion by October 1, 1999, and appears to be on schedule.

The Company has also undertaken a project to identify and assess its significant third-party suppliers, and is developing a plan to address vendor or supplier Year 2000 issues (through remediation, repair, replacement, or upgrade) so as to avoid any business disruption. Contingency plans are being developed for certain key third parties which are deemed to be critical for the Company's operation. Embedded systems and other non-IT systems are being evaluated for Year 2000 compliance, and being repaired or replaced as necessary.

Costs of the Company's Year 2000 compliance activities are not expected to have a material impact on the Company's results of operations or financial position. This expectation assumes that the Company will not be obligated to incur significant Year 2000 related costs on behalf of its customers or suppliers.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on August 25, 1998 at the Company's Headquarters, 31440 Northwestern Highway, Farmington Hills, Michigan.

1. PROPOSAL ONE - Election of directors.

The following directors were elected to hold office for one year until the 1999 Annual Meeting of Shareholders and until their successors are elected and qualified:

Nominee for Director                             Total Votes For                        Total Votes Withheld
--------------------                             ---------------                        --------------------
Elizabeth A. Chappell                              169,114,975                                 328,964
Elaine K. Didier                                   169,112,148                                 331,791
Bernard M. Goldsmith                               169,124,939                                 319,000
William O. Grabe                                   169,127,738                                 316,201
William R. Halling                                 169,120,000                                 323,939
Peter Karmanos, Jr.                                169,117,302                                 326,637
Joseph A. Nathan                                   169,116,485                                 327,454
W. James Prowse                                    169,110,923                                 333,016
G. Scott Romney                                    169,098,991                                 344,948
Thomas Thewes                                      169,099,740                                 344,199
Lowell P. Weicker, Jr.                             169,093,530                                 350,409

2. PROPOSAL TWO - The approval of the Fiscal 1999 Stock Option Plan.

For                                             131,090,559
Against                                          38,058,011
Abstain                                             295,269
Broker non votes                                        100



The total number of the Company's common shares issued and outstanding and entitled to be voted at the Annual Meeting was 181,967,996. The total number of shares voted at the Annual Meeting was 169,443,939 or 93.117% of the shares outstanding and eligible to vote.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.

     (a) Exhibits.

            The following exhibits are filed herewith or incorporated by reference.

              Exhibit
              Number       Description of Document
              ------       -----------------------

               27          Financial Data Schedule

     (b) Reports on Form 8-K.

               None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 COMPUWARE CORPORATION


Date:     November 11, 1998                      By:/s/ Joseph A. Nathan
          -----------------                         -------------------------

                                                 Joseph A. Nathan
                                                 President
                                                 Chief Operating Officer




Date:     November 11, 1998                      By: /s/ Laura L. Fournier
          -----------------                         ----------------------

                                                 Laura L. Fournier
                                                 Senior Vice President
                                                 Chief Financial Officer

                               INDEX TO EXHIBITS
                               -----------------


Exhibit                       Description
-------                       -----------

EX-27                         Financial Data Schedule