Form 10-Q
period 1998-12-31
COMPUWARE CORPORATION
filed 1999-02-12
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

As of February 2, 1999, there were outstanding 183,754,630 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 17 pages

PART I.  FINANCIAL INFORMATION                                      Page
         ---------------------                                      ----

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of
              December 31, 1998 and March 31, 1998                    3

              Condensed Consolidated Statements of Operations
              for the three months and nine months ended              4
              December 31, 1998 and 1997

              Condensed Consolidated Statements of Cash Flows
              for the nine months ended December 31, 1998 and 1997    5

              Notes to Condensed Consolidated Financial
              Statements                                              6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations           8



PART II. OTHER INFORMATION
         -----------------

Item 6.       Exhibits and Reports on Form 8-K                       16

SIGNATURES                                                           17
----------

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,       MARCH 31,
                                  ASSETS                         1998              1998
                                  ------                      ------------     -----------
                                                              (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                  $   157,064      $   206,278
   Investments                                                    351,997           54,349
   Accounts receivable, net                                       437,858          388,573
   Deferred tax asset                                              16,155           14,133
   Income taxes refundable                                                           2,594
   Prepaid expenses and other current assets                       18,816           10,348
                                                              -----------      -----------
       Total current assets                                       981,890          676,275
                                                              -----------      -----------

INVESTMENTS                                                       174,379          107,721
                                                              -----------      -----------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                   92,245           84,494
                                                              -----------      -----------

CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION                                                    50,476           50,455
                                                              -----------      -----------

OTHER:
   Accounts receivable                                            123,870           64,282
   Deferred tax asset                                              10,438           12,926
   Excess of cost over fair value of net assets acquired,
       less accumulated amortization                               58,885           57,607
   Other                                                           16,007           18,880
                                                              -----------      -----------
       Total other assets                                         209,200          153,695
                                                              -----------      -----------

TOTAL ASSETS                                                  $ 1,508,190      $ 1,072,640
                                                              ===========      ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                           $    20,737      $    19,985
   Accrued expenses                                               149,213          113,792
   Income taxes payable                                            22,474
   Deferred revenue                                               222,633          180,174
                                                              -----------      -----------
       Total current liabilities                                  415,057          313,951

DEFERRED REVENUE                                                   54,308           43,437

LONG TERM DEBT                                                      3,719            6,956
                                                              -----------      -----------

       Total liabilities                                          473,084          364,344
                                                              -----------      -----------

SHAREHOLDERS' EQUITY:
   Common stock                                                     1,850            1,802
   Additional paid-in capital                                     383,182          282,668
   Retained earnings                                              653,350          427,455
   Foreign currency translation adjustment                         (3,276)          (3,629)
                                                              -----------      -----------
       Total shareholders' equity                               1,035,106          708,296
                                                              -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 1,508,190      $ 1,072,640
                                                              ===========      ===========


See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 DECEMBER 31,                 DECEMBER 31,
                                          -------------------------     -------------------------
                                             1998           1997           1998           1997
                                          ----------     ----------     ----------     ----------
REVENUES:
   Software license fees                  $  187,313     $  134,486     $  450,986     $  298,845
   Maintenance fees                           87,516         61,746        242,158        176,986
   Professional services fees                158,289        113,403        445,166        305,663
                                          ----------     ----------     ----------     ----------

       Total revenues                        433,118        309,635      1,138,310        781,494
                                          ----------     ----------     ----------     ----------

OPERATING EXPENSES:
   Cost of software license fees               6,992          5,798         20,892         15,966
   Cost of maintenance                         9,452          7,942         27,761         22,715
   Cost of professional services             127,358         95,589        363,767        263,102
   Software product development               16,803         14,901         48,121         42,144
   Sales and marketing                       111,456         88,465        298,594        223,543
   Administrative and general                 19,737         15,419         52,888         42,701
   Purchased research and development          1,600                         4,350
   Merger-related costs                                       3,606                         3,606
                                          ----------     ----------     ----------     ----------

       Total operating expenses              293,398        231,720        816,373        613,777
                                          ----------     ----------     ----------     ----------

INCOME FROM OPERATIONS                       139,720         77,915        321,937        167,717

OTHER INCOME                                   7,644          3,750         20,274          8,284
                                          ----------     ----------     ----------     ----------

INCOME  BEFORE INCOME TAXES                  147,364         81,665        342,211        176,001

INCOME TAX PROVISION                          50,104         27,194        116,316         58,608
                                          ----------     ----------     ----------     ----------



NET INCOME                                $   97,260     $   54,471     $  225,895     $  117,393
                                          ==========     ==========     ==========     ==========

Basic earnings per share                  $     0.53     $     0.31     $     1.24     $     0.67
                                          ==========     ==========     ==========     ==========

Diluted earnings per share                $     0.48     $     0.28     $     1.13     $     0.61
                                          ==========     ==========     ==========     ==========



See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                   NINE MONTHS ENDED
                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   1998           1997
                                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $ 225,895      $ 117,393
   Adjustments to reconcile net income  to cash provided by
       operations:
       Depreciation and amortization                               30,661         26,864
       Tax benefit from exercise of stock options                  77,102         27,481
       Deferred income taxes                                          466           (487)
       Other                                                          731           (471)
       Net change in assets and liabilities, net of effects
          from acquisitions:
           Accounts receivable                                   (108,873)       (65,340)
           Prepaid expenses and other current assets               (8,468)        (1,506)
           Other assets                                             2,453           (771)
           Accounts payable and accrued expenses                   36,173          9,312
           Deferred revenue                                        53,330          1,825
           Income taxes                                            25,068        (10,433)
                                                                ---------      ---------
                  Net cash provided by operating activities       334,538        103,867
                                                                ---------      ---------

CASH USED IN INVESTING ACTIVITIES:
   Purchase of:
       Businesses                                                  (4,624)          (709)
       Property and equipment                                     (19,304)       (21,670)
       Capitalized software                                       (12,946)       (10,686)
   Investments:
       Proceeds from maturity                                     217,479         53,465
       Purchases                                                 (585,038)      (134,230)
                                                                ---------      ---------
                  Net cash used in investing activities          (404,433)      (113,830)
                                                                ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options                     13,948         14,871
   Net proceeds from sale of common stock                           9,512          3,710
   Payment of long term debt                                       (2,779)        (3,890)
                                                                ---------      ---------
                  Net cash provided by financing activities        20,681         14,691
                                                                ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (49,214)         4,728
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  206,278        107,341
                                                                =========      =========
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 157,064      $ 112,069
                                                                =========      =========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 1998


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

NOTE 2 -  COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share ("EPS") data were computed as follows (in thousands, except for per share data):


                                       Three Months Ended        Nine Months Ended
                                          December 31,              December 31,
                                     ---------------------     ---------------------
                                       1998         1997         1998         1997
                                     --------     --------     --------     --------
BASIC EPS:
Numerator: Net Income                $ 97,260     $ 54,471     $225,895     $117,393
                                     --------     --------     --------     --------
Denominator:  Weighted-average
   common shares outstanding          184,170      178,531      182,606      174,953
                                     --------     --------     --------     --------
Basic EPS                            $   0.53     $   0.31     $   1.24     $   0.67
                                     ========     ========     ========     ========

DILUTED EPS:
Numerator: Net Income                $ 97,260     $ 54,471     $225,895     $117,393
                                     --------     --------     --------     --------
Denominator: Weighted-average
   common shares outstanding          184,170      178,531      182,606      174,953
Dilutive effect of stock options       17,394       18,207       18,132       17,205
                                     --------     --------     --------     --------
Total shares                          201,564      196,738      200,738      192,158
                                     --------     --------     --------     --------
Diluted EPS                          $   0.48     $   0.28     $   1.13     $   0.61
                                     ========     ========     ========     ========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 1998
                                   (CONTINUED)


NOTE 3 - COMPREHENSIVE INCOME

Effective April 1, 1998, Compuware adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for reporting and presenting comprehensive income and its components in consolidated financial statements. Comprehensive income is defined as net income plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the three-month and nine-month periods ended December 31, 1998 and 1997, Compuware had other comprehensive income resulting from foreign currency translation adjustments. Comprehensive income for the three-month and nine-month periods ended December 31, 1998 and 1997 are as follows (in thousands):



                                      Three Months Ended            Nine Months Ended
                                         December 31,                 December 31,
                                   -----------------------      -----------------------
                                      1998          1997          1998          1997
                                   ---------     ---------      ---------     ---------
Net income                         $  97,260     $  54,471      $ 225,895     $ 117,393
Foreign currency translation
    adjustment, net of tax               233          (831)           233        (1,672)
                                   ---------     ---------      ---------     ---------
    Total comprehensive income     $  97,493     $  53,640      $ 226,128     $ 115,721
                                   =========     =========      =========     =========


NOTE 4 - ACQUISITIONS


In December 1998, the Company acquired certain software products from Cardume Software Ltd. for $2,250,000 in cash and notes payable that are due within one year. Of the total purchase price, $1,400,000 was allocated to in-process research and development and in accordance with SFAS No. 2, this amount was expensed as of the purchase date.

In October 1998, the Company acquired certain software products from Vireo Software Inc., for $4,100,000 in cash and notes payable that are due within one year. Of the total purchase price, $200,000 was allocated to in-process research and development and in accordance with SFAS No. 2, this amount was expensed as of the purchase date.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the Company's consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:


                                                                    Percentage of                Period-
                                                                   Total Revenues               to-Period
                                                             ----------------------------        Change
                                                                 Three Months Ended           --------------
                                                                    December 31,                  1997
                                                             ----------------------------          to
                                                                1998            1997              1998
                                                             ------------    ------------     --------------
 REVENUES:
  Software license fees                                         43.3%           43.4%              39.3%
  Maintenance fees                                              20.2            20.0               41.7
  Professional services fees                                    36.5            36.6               39.6
                                                            -------------   -------------
      Total revenues                                           100.0           100.0               39.9
                                                            -------------   -------------

 OPERATING EXPENSES:
  Cost of software license fees                                  1.6             1.9               20.6
  Cost of maintenance                                            2.2             2.5               19.0
  Cost of professional services                                 29.4            30.9               33.2
  Software product development                                   3.9             4.8               12.8
  Sales and marketing                                           25.7            28.6               26.0
  Administrative and general                                     4.5             5.0               28.0
  Purchased research and development                             0.4                                 *
  Merger-related costs                                                           1.1                 *
                                                            -------------   -------------
      Total operating expenses                                  67.7            74.8               26.6
                                                            -------------   -------------

 INCOME FROM OPERATIONS                                         32.3            25.2               79.3

 OTHER INCOME                                                    1.8             1.2              103.8
                                                            -------------   -------------

 INCOME BEFORE INCOME TAXES                                     34.1            26.4               80.4

 INCOME TAX PROVISION                                           11.6             8.8               84.2
                                                            -------------   -------------

 NET INCOME                                                     22.5%           17.6%              78.6%
                                                            =============   =============

The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and the percentage change in such items compared to prior periods after excluding special charges for purchased research and development associated with the acquisition of products from Vireo Software, Inc., in October 1998, and Cardume Software Limited, in December 1998, and NuMega merger expense from the calculations for the three months ended December 31, 1998 and December 31, 1997:

 Income from operations                                         32.6%           26.3%              73.4%
 Other income                                                    1.8             1.2              103.8
                                                            -----------     -----------
 Income before income taxes                                     34.4            27.5               74.7
 Income tax provision                                           11.7             9.1               78.4
                                                            ===========     ===========
 Net income                                                     22.7%           18.4%              72.8%
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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


The following table sets forth, for the periods indicated, certain operational data from the Company's consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:


                                                                       Percentage of                Period-
                                                                       Total Revenues              to-Period
                                                                -----------------------------       Change
                                                                     Nine Months ended            ------------
                                                                        December 31,                 1997
                                                                -----------------------------         to
                                                                  1998            1997               1998
                                                                ------------    -------------     ------------
  REVENUES:
    Software license fees                                           39.6%            38.2%           50.9%
    Maintenance fees                                                21.3             22.7            36.8
    Professional services fees                                      39.1             39.1            45.6
                                                                ------------     ------------
       Total revenues                                              100.0            100.0            45.7
                                                                ------------     ------------

  OPERATING EXPENSES:
    Cost of software license fees                                    1.8              2.0            30.9
    Cost of maintenance                                              2.4              2.9            22.2
    Cost of professional services                                   32.0             33.7            38.3
    Software product development                                     4.2              5.4            14.2
    Sales and marketing                                             26.2             28.6            33.6
    Administrative and general                                       4.7              5.5            23.9
    Purchased research and development                               0.4                               *
    Merger-related costs                                                              0.5              *
                                                                ------------     ------------
       Total operating expenses                                     71.7             78.6            33.0
                                                                ------------     ------------

  INCOME FROM OPERATIONS                                            28.3             21.4            92.0

  OTHER INCOME                                                       1.8              1.1           144.7
                                                                ------------     ------------

  INCOME  BEFORE INCOME TAXES                                       30.1             22.5            94.4

  INCOME TAX PROVISION                                              10.2              7.5            98.5
                                                                ------------     ------------

  NET INCOME                                                        19.9%            15.0%           92.4%
                                                                ============     ============

The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and the percentage change in such items compared to prior periods after excluding special charges for purchased research and development expenses associated with the acquisition of products from CenterLine Software, Inc., Vireo Software, Inc., and Cardume Software Limited, for the nine months ended December 31, 1998 and NuMega merger expense from the calculations for the nine months ended December 31, 1997:

  Income from operations                                            28.7%            21.9%           90.5%
  Other income                                                       1.8              1.1           144.7
                                                                ------------     -----------
  Income before income taxes                                        30.5             23.0            93.0
  Income tax provision                                              10.4              7.7            97.0
                                                                ============     ===========
  Net income                                                        20.1%            15.3%           90.9%
                                                                ============     ===========

* Period-to-period change expressed as a percentage is not meaningful.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997

Total revenues for the third quarter of fiscal 1999 were $433.1 million, an increase of $123.5 million, or 39.9%, as compared to $309.6 million for the third quarter of fiscal 1998. The Company experienced growth in license fees, maintenance fees and professional services fees during the third quarter ended December 31, 1998 as compared to the third quarter ended December 31, 1997.

Software license fees increased $52.8 million, or 39.3%, to $187.3 million in the third quarter of fiscal 1999 from $134.5 million in the third quarter of fiscal 1998. The majority of the Company's product families experienced growth in license fees, with the largest percentage increase in its client/server testing and implementation products.

Maintenance fee revenues increased $25.8 million, or 41.7%, to $87.5 million in the third quarter of fiscal 1999 from $61.7 million in the third quarter of fiscal 1998. The Company continues to experience growth in maintenance fees for all of its product families due to the growth in the number of installed copies of its products.

Revenues from professional services increased $44.9 million, or 39.6%, to $158.3 million in the third quarter of fiscal 1999 from $113.4 million in the third quarter of fiscal 1998. All of the Company's professional services offices experienced growth in revenues. The overall increase was due primarily to increased business at new and existing clients.

The costs of software license fees increased $1.2 million, or 20.6%, to $7.0 million in the third quarter of fiscal 1999 from $5.8 million in the third quarter of fiscal 1998. The increase was due primarily to an increase in amortization of internally developed software products. As a percentage of software license fees, these costs decreased to 3.7% in the third quarter of fiscal 1999 from 4.3% for the same period in fiscal 1998.

Cost of maintenance increased $1.5 million, or 19.0%, to $9.5 million in the third quarter of fiscal 1999 from $7.9 million in the third quarter of fiscal 1998. The increase in cost of maintenance was due primarily to the increase in maintenance and support staff in order to support the worldwide growth of the installed base. As a percentage of maintenance fees, these costs decreased to 10.8% in the third quarter of fiscal 1999 from 12.9% in the third quarter of fiscal 1998.

Cost of professional services increased $31.8 million, or 33.2%, to $127.4 million in the third quarter of fiscal 1999 from $95.6 million in the third quarter of fiscal 1998. The increase in these expenses was due primarily to the growth in the services division billable staff by 1,457 to 5,667 people at December 31, 1998 from 4,210 at December 31, 1997 and to an increase in training costs in the professional services division. As a percentage of professional services fees, these costs decreased to 80.5% in the third quarter of fiscal 1999 from 84.3% in the third quarter of fiscal 1998.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Software product development costs increased $1.9 million, or 12.8%, to $16.8 million in the third quarter of fiscal 1999 from $14.9 million in the third quarter of fiscal 1998. Before the capitalization of internally developed software products, total research and development expenditures increased $2.1 million to $19.9 million, or 11.9%, in the third quarter of fiscal 1999 from $17.7 million in the third quarter of fiscal 1998. Capitalized research and development expenditures increased $218,000 to $3.1 million, or 7.7%, in the third quarter of fiscal 1999 from $2.8 million in the third quarter of fiscal 1998. Capitalized research and development expenditures as a percentage of total research and development expenditures decreased to 15.4% in the third quarter of fiscal 1999 from 16.0% in the third quarter of fiscal 1998.

Sales and marketing costs increased $23.0 million, or 26.0%, to $111.5 million in the third quarter of fiscal 1999 from $88.5 million in the third quarter of fiscal 1998. The increase in sales and marketing costs was due primarily to the expansion of the worldwide sales force, higher sales commissions associated with increased product sales, and increased advertising expenditures. As a percentage of software license fees these costs declined to 59.5% in the third quarter of fiscal 1999 as compared to 65.8% in the third quarter of fiscal 1998.

Administrative and general costs increased $4.3 million, or 28.0%, to $19.7 million in the third quarter of fiscal 1999 from $15.4 million in the third quarter of fiscal 1998. The increase in these costs was due primarily to the increase in the expenses associated with corporate systems and facilities needed to support the Company's growth. As a percentage of total revenue, these costs decreased to 4.5% in the third quarter of fiscal 1999 from 5.0% in the third quarter of fiscal 1998.

During the third quarter of fiscal 1999, the Company recognized $1.6 million of expense for purchased research and development associated with the acquisition of products from Vireo Software, Inc. and Cardume Software Limited. During the third quarter of fiscal 1998 the Company incurred merger related costs of $3.6 million associated with the acquisition of NuMega Technologies, Inc.

Income from operations increased $61.8 million, or 79.3%, to $139.7 million in the third quarter of fiscal 1999 from $77.9 million in the third quarter of fiscal 1998. As a percentage of revenues, income from operations increased to 32.3% in the third quarter of fiscal 1999 from 25.2% in the same period of fiscal 1998. Excluding the purchased research and development expense of $1.6 million described above, and the merger related expenses incurred with the NuMega acquisition, the Company's income from operations would have increased $59.8 million, or 73.4%, to $141.3 million in the third quarter of fiscal 1999 from $81.5 million in the third quarter of fiscal 1998. As a percentage of total revenues, income from operations, exclusive of special charges, increased to 32.6% in the third quarter of fiscal 1999 from 26.3% in the third quarter of fiscal 1998.

Net interest and investment income for the third quarter of fiscal 1999 was $7.6 million as compared to $3.8 million in the third quarter of fiscal 1998. This increase in income was due to higher average cash and investment balances resulting from cash generated from higher operating earnings.

In the third quarter of fiscal 1999, the Company recognized an income tax provision of $50.1 million, an effective tax rate of 34.0%, as compared to an income tax provision of $27.2 million, an effective tax rate of 33.3%, for the same period in the prior year. The increase in the effective tax rate was due to the growth in pre-tax earnings which dilutes the effect of tax credits on the effective tax rate.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1997

Total revenues for the first nine months of fiscal 1999 were $1.1 billion, an increase of $356.8 million, or 45.7%, as compared to $781.5 million for the first nine months of fiscal 1998. The Company experienced growth in license fees, maintenance fees, and professional services fees during the nine months ended December 31, 1998 as compared to the nine months ended December 31, 1997.

Software license fees increased $152.1 million, or 50.9%, to $451.0 million in the first nine months of fiscal 1999 from $298.8 million in the first nine months of fiscal 1998. All of the Company's product families experienced growth in license fees, with the largest percentage increase in its client/server testing and implementation products.

Maintenance fee revenues increased $65.2 million, or 36.8%, to $242.2 million in the first nine months of fiscal 1999 from $177.0 million in the first nine months of fiscal 1998. The Company continues to experience growth in maintenance fees for all of its product families due to the growth in the number of installed copies of its products.

Revenues from professional services increased $139.5 million, or 45.6%, to $445.2 million in the first nine months of fiscal 1999 from $305.7 million in the first nine months of fiscal 1998. The majority of the Company's professional services offices experienced growth in revenues. The overall increase was due primarily to increased business at new and existing clients.

Cost of software license fees increased $4.9 million, or 30.9%, to $20.9 million in the first nine months of fiscal 1999 from $16.0 million in the first nine months of fiscal 1998. The increase was due primarily to an increase in amortization of internally developed software products and to a lesser extent increased author royalties. As a percentage of software license fees, these costs decreased to 4.6% in the first nine months of fiscal 1999 from 5.3% for the same period in fiscal 1998.

Cost of maintenance increased $5.0 million, or 22.2%, to $27.8 million in the first nine months of fiscal 1999 from $22.7 million in the first nine months of fiscal 1998. The increase in the cost of maintenance was due primarily to the increase in maintenance and support staff needed to support the worldwide growth of the installed product base. As a percentage of maintenance fees, these costs decreased to 11.5% in the first nine months of fiscal 1999 from 12.8% during the same period of fiscal 1998.

Cost of professional services increased $100.7 million, or 38.3%, to $363.8 million in the first nine months of fiscal 1999 from $263.1 million in the first nine months of fiscal 1998. The increase in these expenses was due primarily to the growth in the Services Division billable staff by 1,457 to 5,667 people at December 31, 1998 from 4,210 at December 31, 1997. As a percentage of professional services fees, these costs decreased to 81.7% in the first nine months of fiscal 1999 from 86.1% in the first nine months of fiscal 1998.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Software product development costs increased $6.0 million, or 14.2%, to $48.1 million in the first nine months of fiscal 1999 from $42.1 million in the first nine months of fiscal 1998. Before the capitalization of internally developed software products, total research and development expenditures increased $7.3 million to $57.0 million, or 14.6%, in the first nine months of fiscal 1999 from $49.7 million in the first nine months of fiscal 1998. Capitalized research and development expenditures increased $1.3 million to $8.9 million, or 17.1%, in the first nine months of fiscal 1999 from $7.6 million in the first nine months of fiscal 1998.

Sales and marketing costs increased $75.1 million, or 33.6%, to $298.6 million in the first nine months of fiscal 1999 from $223.5 million in the first nine months of fiscal 1998. The increase in sales and marketing costs was due primarily to the expansion of the worldwide sales force, higher sales commissions associated with increased product sales and increased advertising expenditures. As a percentage of software license fees these costs declined to 66.2% in the first nine months of fiscal 1999 as compared to 74.8% in the first nine months of fiscal 1998.

Administrative and general costs increased $10.2 million, or 23.9%, to $52.9 million in the first nine months of fiscal 1999 from $42.7 million in the first nine months of fiscal 1998. The increase in these costs was due primarily to the increase in corporate support systems, facilities, and employee development programs in order to support the Company's growth. As a percentage of total revenue, these costs decreased to 4.7% in the first nine months of fiscal 1999 from 5.5% in the first nine months of fiscal 1998.

During the first nine months of fiscal 1999, the Company recognized $4.4 million of expense for purchased research and development associated with the acquisition of products from CenterLine Software, Inc., Vireo Software, Inc., and Cardume Software Limited. During the first nine months of fiscal 1998, the Company recognized $3.6 million for merger-related costs associated with the merger of NuMega Technologies, Inc.

Income from operations increased $154.2 million, or 92.0%, to $321.9 million in the first nine months of fiscal 1999 from $167.7 million in the first nine months of fiscal 1998. As a percentage of revenues, income from operations increased to 28.3% in the first nine months of fiscal 1999 from 21.4% in the same period of fiscal 1998. Excluding special charges of $4.4 million for the fiscal 1999 purchased research and development discussed above and the NuMega merger related expenses of $3.6 million in fiscal 1998, income from operations would have increased $155.0 million, or 90.5%, to $326.3 million in the first nine months of fiscal 1999 from $171.3 million in the first nine months of fiscal 1998. As a percentage of total revenues, income from operations, exclusive of special charges, increased to 28.7% in the first nine months of fiscal 1999 from 21.9% in the same period of fiscal 1998.

Net interest and investment income for the first nine months of fiscal 1999 was $20.3 million as compared to $8.3 million in the first nine months of fiscal 1998. This increase in income was due to higher average cash and investment balances resulting from cash generated from higher operating earnings.

In the first nine months of fiscal 1999, the Company had an income tax provision of $116.3 million, which was an effective tax rate of 34.0%, as compared to an income tax provision of $58.6 million, which was an effective tax rate of 33.3% in the first nine months of fiscal 1998. The increase in the effective tax rate was due to the growth in pre-tax earnings which dilutes the effect of the tax credits on the effective tax rate.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company held $683.4 million in cash and investments. The Company has no debt other than the $3.7 million of notes issued in connection with certain acquisitions.

The Company continues to evaluate business acquisition opportunities that fit the Company's strategic plans.

The Company believes that its available cash resources, together with cash flow from operations will be sufficient to meet its cash needs for the foreseeable future.

YEAR 2000

The Year 2000 problem is the result of the widespread practice of using only 2 digits instead of 4 to represent the year in computing equipment and computer software. Failure to address this problem could cause erroneous results in the proper interpretation of years after 1999. The Company has instituted various projects to address this issue which include three major areas: the software products which the Company develops and markets, its internal information technology (IT) assets, and aspects not directly related to the Company's IT assets or software products ("non-IT assets"). This last area includes such items as embedded systems in infrastructure components (such as building security and HVAC systems), as well as the business relationships the Company has with its customers and suppliers, especially those third parties with whom the Company has a systems interaction.

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

The Company has undertaken a project to inventory, assess and remediate its significant internal software applications and other IT assets. Many of these applications are essential for day-to-day operations. The Company believes it has completed remediation, testing, and implementation for all critical software. The remediation and testing activities have been performed exclusively by internal resources.

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

The Company has also undertaken a project to identify and assess its significant third-party suppliers, and is developing a plan to address vendor or supplier Year 2000 issues (through remediation, repair, replacement, or upgrade) so as to avoid any business disruption. In most cases, the Company is forced to rely on third party representations, without any ability to do independent testing or evaluation. Contingency plans are being developed for certain key third parties which are deemed to be critical for the Company's operation. Based upon the information received to date, the company does not expect any material financial impacts from third party vendors. Embedded systems and other non-IT systems are being evaluated for Year 2000 compliance, and being repaired or replaced as necessary.

The costs for Year 2000-related activities are being budgeted as necessary. Costs of the Company's Year 2000 compliance activities have not been and are not expected to have a material impact on the Company's results of operations or financial position. This expectation assumes that the Company will not be obligated to incur significant Year 2000 related costs on behalf of its customers or suppliers, and that the Company's critical vendors will be able to meet their commitments to the Company.

The Company will be adequately prepared to meet the challenges of the coming of Year 2000 without significant impact to the Company's ability to carry on its normal business operations. Management estimates that we are approximately 85% complete with all remediation efforts, which includes 100% completion of all critical business systems and supported software products. The balance of the efforts yet to be expended are in the areas of non-IT assets, monitoring supplier compliance, and contingency planning.

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


                                               COMPUWARE CORPORATION


Date:   February 12, 1999                      By:/s/ Joseph A. Nathan
        -----------------                         ------------------------
                                               Joseph A. Nathan
                                               President
                                               Chief Operating Officer




Date:   February 12, 1999                      By: /s/ Laura L. Fournier
        -----------------                         ------------------------
                                               Laura L. Fournier
                                               Senior Vice President
                                               Chief Financial Officer

                                 Exhibit Index
                                 -------------

Exhibit No.                  Description
-----------                  -----------
    27                       Financial Data Schedule