Form 10-K
period 1999-03-31
COMPUWARE CORPORATION
filed 1999-06-29
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

          (Mark One)

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                            ---------    ---------

                         Commission File Number: 0-20900

                              COMPUWARE CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          MICHIGAN                                               38-2007430
 ------------------------------                              -------------------
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

                          Yes  X               No
                             -----               -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

There were 355,370,874 shares of $.01 par value common stock outstanding as of June 18, 1999. The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the common stock on June 18, 1999 of $30.0625 as reported on the Nasdaq Stock Market, was approximately $9,716,210,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders are incorporated by reference in Part III.

                The Exhibit Index is located on pages 41 and 42.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                                    FORM 10-K
                                TABLE OF CONTENTS

Item
Number                                                                     Page
------                                                                     ----
                                     PART I

1.     Business                                                              3

2.     Properties                                                           10

3.     Legal Proceedings                                                    10

4.     Submission of Matters to a Vote of Security Holders                  10

                                     PART II

5.     Market for the Registrant's Common Equity and Related Stockholder
       Matters                                                              11

6.     Selected Consolidated Financial Data                                 12

7.     Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                13

7a.    Quantitative and Qualitative Disclosure about Market Risk            18

8.     Consolidated Financial Statements and Supplementary Data             19

9.     Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure                                                 37

                                    PART III

10.    Directors and Executive Officers of the Registrant                   38

11.    Executive Compensation                                               39

12.    Security Ownership of Certain Beneficial Owners and Management       39

13.    Certain Relationships and Related Transactions                       39

                                     PART IV

14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K       40

                                     PART I


ITEM 1.  BUSINESS

We provide software products and professional services designed to increase the productivity of the information systems departments of our target market, the 20,000 largest enterprises worldwide. We have historically focused on the testing and implementation environment in the mainframe market, where we have extensive experience and have established long-term customer relationships. We also operate in the client/server market, with products and professional services in the application development, testing and implementation and systems management environments.

We were incorporated in Michigan in 1973. Our executive offices are located at 31440 Northwestern Highway, Farmington Hills, Michigan 48334-2564, and our telephone number is (248) 737-7300.

OUR BUSINESS STRATEGY

Our focus is to provide products and professional services to improve the productivity of both mainframe and client/server programmers and analysts in our target market, the 20,000 largest enterprises worldwide deploying data processing technology. These companies invest substantial resources to build and maintain large, complex, mission-critical applications. As a result, this target market can benefit most from our product and professional services offerings.

We have developed software products and professional services for the mainframe and client/server markets. We believe that each market includes three environments: 1) the application development environment in which application software is initially constructed; 2) the testing and implementation environment in which application software is executed, debugged, tested and maintained in a series of repetitive, ongoing cycles for the life of the application; and 3) the systems management environment in which operating systems, databases, applications and telecommunications networks are managed.

We have chosen not to compete in the application development and systems management environments of the mainframe market because these are mature markets served by several other large companies.

PRODUCTS DIVISION

MAINFRAME MARKET

We believe that the market for mainframe products is well-defined, mature and is influenced by large, well-established companies. The prevalence of IBM and IBM-compatible mainframes over the past thirty years has resulted in a set of well-established standards in today's mainframe market.

We intend to remain focused on developing, marketing and supporting high-quality testing and implementation programmer productivity software and to work closely with our customers to meet their evolving needs. In doing so, we believe we can leverage our customer relationships, market presence and testing and implementation expertise to better serve our mainframe clients, as well as the faster-growing client/server market. In addition, we intend to bridge the mainframe and client/server markets with integrated product offerings.

MAINFRAME TESTING AND IMPLEMENTATION TOOLS

We currently offer testing and implementation software products that focus on improving the productivity of programmers and analysts in application testing, test data preparation, error analysis and maintenance of systems running on IBM and IBM-compatible mainframes.

Our testing and implementation products are functionally rich, focused on user needs and require minimal user training. We strive to ensure a common "look and feel" across our products and emphasize ease of use in all aspects of product design and functionality. Most products can be used immediately without modification of customer development practices and standards, can be quickly integrated into day-to-day testing, debugging, and maintenance activities and provide demonstrable benefits soon after installation.

Our mainframe testing and implementation products are grouped into the following four product families:

File and Data Management. Our file and data management products include the File-AID and XPERT series products. These products provide a consistent, familiar and secure method for IS professionals to access data across all strategic environments in order to automate the creation of test data, quickly resolve production data problems and manage changes to data and databases.

Fault Management. Our Abend-AID products assist programmers in more quickly and accurately analyzing and diagnosing software errors generally occurring during testing and implementation. These errors, which result in the abnormal end of the application execution, must be corrected before the program at fault is restarted.

Interactive Analysis and Debugging. Our XPEDITER interactive debugging products enable programmers to identify and resolve errors in complex software efficiently and accurately. PATHVU interactive analysis products enable programmers to assess the quality of program code, document program logic and trace the flow of the program's logical execution.

Automated Testing. Our QA Hiperstation simulates the on-line systems environment, allowing programmers to test on-line applications under production conditions without requiring actual users at terminals. These products capture actual production transactions, allow test data to be created by modification of these transactions, and then execute application programs using the test data in a simulated on-line environment. QA Solutions is a complete line of testing services that supplements our testing products.

CLIENT/SERVER MARKET

In contrast to the mainframe market, the client/server market is characterized by multiple hardware, software and network configurations, as well as evolving standards and practices. As a result, it is a burdensome task for large organizations to develop, deploy and maintain software applications that address the wide-ranging needs of individual users, departments and the enterprise as a whole. We believe our client/server products address these challenges and that we are well positioned to successfully market client/server application development, testing and implementation and systems management software to our target market.

In the last five years, we have developed products and made acquisitions in the application development, testing and implementation and systems management environments of the client/server market. We believe we have made substantial progress in penetrating the market in all three environments because of the quality and visibility of our UNIFACE, EcoSystems, QA Center and DevPartner Studio products.

CLIENT/SERVER APPLICATION DEVELOPMENT TOOLS

Our client/server application development toolset, UNIFACE, is designed to assist software developers in the creation, deployment and maintenance of complex client/server applications. UNIFACE enables software developers to create applications that are not tied to any specific hardware platform, operating system, database management system, or graphical user interface. Application objects are captured in a central repository, which permits their re-use in the development of technology independent applications and allows for easier management and maintenance of applications. In addition, UNIFACE insulates applications development and deployment from the individual technical components which comprise a computing environment. This reduces development and maintenance costs, permits applications to be developed once using existing technology, and then permits the application to be deployed into different computing technology without significant redevelopment.

UNIFACE runs on Microsoft Windows, Windows 98, Windows/NT, DOS, VMS, MPE/IX, OS/2, Macintosh System 7 and a variety of UNIX platforms. In addition, applications built with UNIFACE have access to relational and non-relational data sources, including Oracle, Sybase, Informix, Ingres, DB2/6000 and RdB.

CLIENT/SERVER TESTING AND IMPLEMENTATION TOOLS

Our client/server testing and implementation toolset is rapidly evolving to improve the productivity of programmers and analysts who work in the various client/server computing platforms. Similar to their mainframe counterparts, these products can be used immediately without modification of customer development practices and standards, can be quickly integrated into day-to-day testing, debugging and maintenance activities and provide demonstrable benefits soon after installation.

Our client/server testing and implementation products are grouped into the following four product lines:

File and Data Management. File-AID/CS is a test data management tool designed to save time and reduce the level of expertise required to manipulate data during the development, testing and support of client/server applications. Users can age, reformat, generate, convert, copy, compare, modify and view data without being an expert in numerous database environments. File-AID/CS eliminates the need to write programs, scripts or SQL or use multiple utilities. It works with Oracle, Sybase, Microsoft SQL Server, Informix, DB2 UDB and many other file and database types.

NuMega. Our DevPartner Studio is the SmartDebuggingTM companion for Microsoft
(R) Visual StudioTM 97. It accelerates team development of multi-language components for Windows and Internet applications. DevPartner Studio SmartDebugging tools automatically detect, diagnose and facilitate resolution of software errors and performance problems.

Interactive Analysis and Debugging. Our XPEDITER/SQL provides interactive analysis and resolution of SQL program errors.

Automated Testing. Our line of QA/Center products addresses the growing demand for automated testing solutions for client/server and web applications. QARun is our enterprise-wide script development and test execution tool for client/server applications. QADirector provides test management. QALoad is used for server load and performance testing. These products are augmented by QASolutions, a complete line of testing services.

CLIENT/SERVER SYSTEMS MANAGEMENT TOOLS

EcoSYSTEMS is our suite of products for improving service level management of enterprise networks, servers, distributed databases and client/server applications in a variety of environments. Supported environments include Windows NT, UNIX, Oracle, Sybase and Informix. EcoTOOLS simplifies troubleshooting by allowing users to monitor vital service level metrics, as well as the ability to automatically initiate corrective actions to help prevent application downtime. EcoSCOPE gathers and monitors data for managing application performance. Fault XPERT allows real-time responses to application failures.

PROFESSIONAL SERVICES DIVISION

We believe that the demand for professional services is driven by the need to control costs, the greater level of resources necessary to support complex and rapidly changing hardware, software and communication technologies, the need for a larger technical staff for ongoing maintenance, and more recently, the increased growth of the client/server market.

We offer a broad range of professional services, including business systems analysis, design and programming, software conversion, systems planning and systems consulting. Our business approach to professional services delivery emphasizes the hiring of experienced staff, extensive ongoing training, high staff utilization and immediate, productive deployment of new personnel at client accounts.

The rapid growth of the client/server market has created strong demand for professional services and consulting to assist customers in building new client/server environments. Generally, these customers do not have a sufficient staff of programmers with the expertise to implement client/server systems and applications. We believe we have a competitive advantage in the client/server market by providing products as well as professional services. For an organization implementing a client/server system, we offer software tools and professional services to deliver complete client/server solutions. We have trained a significant segment of our professional services staff in UNIFACE, EcoSystems, QA Center and other major client/server technologies so that we can assign such personnel to fulfill client/server-oriented consulting and implementation requirements.

The need to modify applications systems for the Year 2000 has created demand for professional services and consulting to assist customers in sizing, analyzing, converting and testing their applications programs for Year 2000 compliance. We believe we have a competitive advantage by combining our products and services offerings in order to provide clients with comprehensive, efficient Year 2000 solutions. Our PRODUCTION 2000 offerings demonstrate our unique capability to respond to our customers' evolving, and sometimes transient, needs. We believe that our long term success, however, will depend upon our ability to respond effectively to changes in customer needs beyond the Year 2000.

Our objective in the professional services division is to create long-term relationships with clients in which our professional staff joins with the client's information systems organization to plan, design, program, implement and maintain technology-based solutions that achieve client business goals. Typically, the professional services staff is integrated with the client's development team on a specific application or project. Professional services staff work primarily at client sites or at our Development Centers in Farmington Hills, Michigan; Milwaukee, Wisconsin; Columbus, Ohio; Colorado Springs, Colorado; Phoenix, Arizona; Cleveland, Ohio; Washington, D.C.; and Minneapolis, Minnesota. We also have professional services operations in many of our international locations.

CUSTOMERS

Our products and professional services are used by the information systems departments of a wide variety of large commercial and government organizations. As of March 31, 1999, approximately 225,000 copies of our software products had been licensed by over 14,000 customers.

None of our customers accounted for 10% or more of our total revenues during any of the last three fiscal years.

SALES AND MARKETING

We market our testing and implementation tools, client/server systems management tools and client/server application development tools primarily through a direct sales force in the United States, Canada, Europe, Japan, Asia/Pacific, Brazil, and South Africa as well as through independent distributors in over 25 other countries. Our combined products sales and marketing staff as of March 31, 1999 numbered 869 in the United States (including headquarters support for international sales), 36 in Canada, 782 in Europe, 73 in Japan, 186 in Asia /Pacific, 54 in Brazil, and 61 in South Africa, for a total of 2,061 worldwide.

We market our professional services primarily through account managers located in offices throughout North America, Europe, Asia/Pacific and Brazil. Senior professional services executives support branch marketing efforts by identifying new business opportunities and making joint sales calls. This marketing structure enables us to keep abreast of, and respond quickly to, the changing needs of our clients and to call on the actual users of our professional services on a regular basis. UNIFACE and QA Solutions professional services are generally provided in conjunction with product sales, but have substantial follow-up business as well.

PRODUCT DEVELOPMENT AND MANUFACTURING

We have been successful in developing acquired products and technologies into marketable software for our distribution channels. We believe that our future growth lies in part in continuing to identify promising technologies from all potential sources, including independent software developers, customers, small startup companies and internal research and development.

Our product development staff consisted of 606 employees as of March 31, 1999. Product development is performed primarily at our headquarters in Farmington Hills, Michigan, and at our offices in Campbell, California; Nashua, New Hampshire and in Amsterdam, The Netherlands.

Total research and development costs incurred internally by Compuware were $76.8 million, $65.0 million and $54.3 million during fiscal 1999, 1998 and 1997, respectively. Of these amounts, $11.9 million, $10.6 million and $9.8 million were capitalized during the same periods, respectively. Capitalization of internally developed software products begins when technological feasibility of the product is established. Software product development expense in the statement of income includes all expenditures for research and development net of amounts capitalized.

Our software products are distributed as object code on standard magnetic cartridges, diskettes and CD rom, together with printed documentation. We purchase cartridges, diskettes, CDs and documentation printing from outside vendors. The product duplication, packing and distribution to our customers is performed at our production center in West Bloomfield, Michigan.

PRODUCT MAINTENANCE AND CUSTOMER SUPPORT

We believe that effective support of our customers and products during both the trial period and for the license term is a substantial factor in product acceptance and subsequent new product sales. We believe our installed base is a significant asset and intend to continue to provide high levels of customer support and periodic product upgrades to assure a continuing high level of customer satisfaction. In fiscal year 1999, over 95% of our existing customers renewed at least one of their maintenance arrangements. We had 288 employees as of March 31, 1999 devoted to maintenance and customer support services.

All customers who subscribe to our maintenance and support services are entitled to receive technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released by us during the maintenance period. Maintenance and support services are provided primarily by telephone access to technical personnel located in Farmington Hills, Michigan; Campbell, California; Nashua, New Hampshire; and in the offices of our foreign subsidiaries and distributors.

Licensees have the option of renewing their maintenance agreements each year for an annual fee of approximately 15% of the then current list price of the licensed product. They also have the option of committing to maintenance for up to five years on a contractual basis. For fiscal years 1999, 1998 and 1997, maintenance fees represented approximately 20.4%, 21.4% and 25.8%, respectively, of our total revenues.

COMPETITION

The markets for our software products are highly competitive and characterized by continual change and improvement in technology. Our competitors include BMC Software, Inc., Computer Associates International, Inc., Forte Software Inc., Informix Corporation, Mercury Interactive Corporation, Oracle Corporation, Rational Software Corporation, Sybase, Inc. and VIASOFT, Inc. None of the competitors competes in all of our product lines. Although we believe our mainframe products are generally complementary to those marketed by IBM, IBM does offer some products that are directly competitive and there can be no assurance that IBM will not choose to offer significant competing products in the future. The principal competitive factors affecting the market for our software products include: responsiveness to customer needs, functionality, performance, reliability, ease of use, quality of customer support, vendor reputation and price. We believe, based on our current market position, that we have competed effectively in the software products marketplace. Nevertheless, a variety of external and internal events and circumstances could adversely affect our competitive capacity. Our ability to remain competitive will depend, to a great extent, upon our performance in product development and customer support. To be successful in the future, we must respond promptly and effectively to the challenges of technological change and our competitors' innovations by continually enhancing our own product offerings.

The market for data processing professional services is highly competitive, fragmented and characterized by low barriers to entry. Our principal competitors in professional services include Andersen Consulting, Computer Sciences Corporation, Electronic Data Systems Corporation, IBM Global Services, Analysts International Corporation, Keane, Inc. and numerous other regional and local firms in the markets in which we have professional services offices. Several of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. The principal competitive factors affecting the market for our professional services include responsiveness to customer needs, breadth and depth of technical skills offered, availability and productivity of personnel, ability to demonstrate achievement of results and price.

PROPRIETARY RIGHTS

We regard our products as proprietary trade secrets and confidential information. We rely largely upon a combination of trade secret, copyright and trademark laws together with our license agreements with customers and our internal security systems, confidentiality procedures and employee agreements to maintain the trade secrecy of our products. We typically provide our products to users under nonexclusive, nontransferable licenses. Under the general terms and conditions of our standard product license agreement, the licensed software may be used solely for the licensee's own internal operations on designated computers at specific sites. Under certain circumstances, we make source code for our products available to our customers under an escrow arrangement which restricts access to and use of the source code. Although we take steps to protect our trade secrets, there can be no assurance that misappropriation will not occur. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

We seek to protect our software, documentation and other written materials under copyright law, which affords only limited protection. We also assert trademark rights in our product names. We have been granted three patents and have nine patent applications pending for certain product technology and have plans to seek additional patents in the future. However, because the industry is characterized by rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current and future products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation.

EMPLOYEES

As of March 31, 1999, we employed 10,908 people worldwide, with 2,061 in products sales, sales support and marketing; 606 in research and development; 288 in product maintenance and customer support; 6,993 in professional services marketing and delivery; and 960 in other general and administrative functions. None of our domestic employees is represented by a labor union. We have experienced no work stoppages and believe that our relations with our employees are good. Our success will depend in part on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software developers, professional services staff and sales and marketing personnel.

ITEM 2.  PROPERTIES

Our executive offices, research and development, principal marketing, primary professional services office, customer service and support facilities are located in approximately 225,000 square feet that we own in an executive office park in Farmington Hills, Michigan. We also lease approximately 80,000 square feet in the same office park. In addition, we own approximately 40,000 square feet in nearby West Bloomfield, Michigan which houses our production, distribution and additional services facilities.

We operate 93 offices with a presence in over 47 countries. Remote product research and development facilities are located in Campbell, California; Nashua, New Hampshire; and Amsterdam, The Netherlands.

ITEM 3.  LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders was held on February 25, 1999 at our headquarters, 31440 Northwestern Highway, Farmington Hills, Michigan to vote on amending our Restated Articles of Incorporation. This amendment increased the number of authorized shares of our Common Stock, $0.01 par value, from 400,000,000 shares to 1,600,000,000 shares, to permit a two-for-one stock split which was previously approved by the Board of Directors. The results of the vote, on a post-split basis, are as follows:

                                                    Number of Shares
                                                    ----------------
             For                                         218,664,714
             Against                                     112,606,848
             Abstain                                       1,757,250
             Delivered Not Voted                           1,056,500

The total number of our common shares issued and outstanding and entitled to be voted at the Special Meeting, on a post-split basis, was 370,416,512. The total number of shares voted at the Special Meeting, on a post-split basis, was 334,085,312 or 90.2% of the shares outstanding and eligible to vote.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Our Common Stock is traded on the Nasdaq Stock Market under the symbol CPWR. As of June 18, 1999, there were approximately 3,890 shareholders of record of Compuware Common Stock. We have not paid any cash dividends on our Common Stock since fiscal 1986, and we anticipate that for the foreseeable future, we will continue to retain our earnings for use in our business. In March 1999, we effected a two-for-one stock split by means of a 100% stock dividend payable to shareholders of record as of January 26, 1999. The following table sets forth the range of high and low trading sale prices for the our Common Stock for the periods indicated, all as reported by Nasdaq. The information presented below has been restated for the stock split.


         FISCAL YEAR ENDED MARCH 31, 1999                             HIGH          LOW
           First quarter                                            $26.69       $20.56
           Second quarter                                            31.50        21.50
           Third quarter                                             39.91        17.94
           Fourth quarter                                            39.13        20.88


         FISCAL YEAR ENDED MARCH 31, 1998                             HIGH          LOW
           First quarter                                            $12.69       $ 7.75
           Second quarter                                            16.34        11.31
           Third quarter                                             19.75        13.81
           Fourth quarter                                            25.63        15.56

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA



                                                                              Year Ended March 31,
                                                 -----------------------------------------------------------------------------
                                                      1999           1998             1997            1996              1995
                                                 ------------    ----------       ----------       ----------       ----------
                                                                 (In thousands, except earnings per share data)
STATEMENT OF INCOME DATA:
Revenues:
  Software license fees                          $    683,354    $  467,251       $  318,907       $  226,690       $  223,589
  Maintenance fees                                    334,371       244,273          209,521          184,039          153,828
  Professional services fees                          620,720       427,794          284,468          203,630          156,460
                                                 ------------    ----------       ----------       ----------       ----------
     Total revenues                                 1,638,445     1,139,318          812,896          614,359          533,877
                                                 ------------    ----------       ----------       ----------       ----------
Operating expenses:
  Cost of software license fees                        28,097        22,874           20,881           20,146           14,894
  Cost of maintenance                                  37,286        31,203           27,278           26,867           24,111
  Cost of professional services                       506,765       365,948          250,405          174,215          133,823
  Software product development                         64,957        54,416           44,494           42,792           31,825
  Sales and marketing                                 418,019       325,793          256,139          204,403          174,829
  Administrative and general                           78,333        58,965           48,233           38,537           33,951
  Restructuring and merger-related costs                              3,606                            10,688           10,547 (1)
  Purchased research and development                    4,350         3,160           21,790           24,943           11,990
                                                 ------------    ----------       ----------      -----------       ----------
     Total operating expenses                       1,137,807       865,965          669,220          542,591          435,970
                                                 ------------    ----------       ----------      -----------       ----------
Income from operations                                500,638       273,353          143,676           71,768           97,907
Interest and investment income, net                    29,403        17,417            5,710            7,015            5,805
                                                 ------------    ----------       ----------      -----------       ----------
Income  before merger costs-escrow  claims            530,041       290,770          149,386           78,783          103,712
Merger costs-escrow claims                                                                                               8,531 (1)
                                                 ------------    ----------       ----------      -----------       ----------
Income before income taxes                            530,041       290,770          149,386           78,783           95,181
Income tax provision                                  180,178        96,826           51,950           34,541           33,084
                                                 ------------    ----------       ----------      -----------       ----------
Net income                                       $    349,863    $  193,944       $   97,436      $    44,242       $   62,097
                                                 ============    ==========       ==========      ===========       ==========
Basic earnings per share (2 and 3)               $       0.95    $     0.55       $     0.29      $      0.13       $     0.17
Diluted earnings per share (2 and 3)                     0.87          0.50             0.27             0.12             0.16

Shares used in computing net income per share(3):
Basic earnings per share                              366,734       352,274          340,770          347,516          358,058
Diluted earnings per share                            402,036       387,426          359,740          358,950          381,476


BALANCE SHEET DATA (AT PERIOD END):
Working capital                                  $    550,586    $  362,324       $  179,508      $   141,842       $  195,941
Total assets                                        1,676,683     1,072,640          755,407          555,726          524,095
Long-term debt, less current maturities                     -         6,956            6,068                -                -
Total shareholders' equity                          1,079,522       708,296          445,636          318,985          336,201



(1) Reflects merger costs incurred in connection with the acquisition, restructuring and integration of Uniface Holding B.V.

(2)    See notes 1 and 7 of Notes to the Consolidated Financial Statements and
       Exhibit 11.1 for the basis of computing earnings per share.

(3) Adjusted to reflect the 2-for-1 stock split effective March 1, 1999 (see note 6 of Notes to Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words "believes", "expects", "anticipates", "will", "contemplates", "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect the Company's operating results, including without limitation those contained in this report, and could cause the Company's actual results to differ materially from the results implied by these or any other forward looking statements made by, or on behalf of, the Company. There can be no assurance that future results will meet expectations.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the Company's consolidated statements of income as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                                                Percentage of                   Period-to-Period
                                                                Total Revenues                       Change
                                                      -----------------------------------    -----------------------
                                                              Fiscal Year Ended                1998         1997
                                                                  March 31,                     to           to
                                                      -----------------------------------
                                                         1999        1998         1997          1999         1998
                                                      ---------   -----------  ----------    ----------  -----------
Revenues:
   Software license fees                                  41.7%       41.0%        39.2%        46.2%        46.5%
   Maintenance fees                                       20.4        21.4         25.8         36.9         16.6
   Professional services fees                             37.9        37.6         35.0         45.1         50.4
                                                      ---------   -----------  ----------
       Total revenues                                    100.0       100.0        100.0         43.8         40.2
                                                      ---------   -----------  ----------

Operating expenses:
   Cost of software license fees                           1.7         2.0          2.6         22.8          9.5
   Cost of maintenance                                     2.3         2.7          3.4         19.5         14.4
   Cost of professional services                          30.9        32.1         30.8         38.5         46.1
   Software product development                            3.9         4.8          5.4         19.4         22.3
   Sales and marketing                                    25.5        28.6         31.5         28.3         27.2
   Administrative and general                              4.8         5.2          5.9         32.8         22.3
   Merger-related costs                                                0.3                    (100.0)
   Purchased research and development                      0.3         0.3          2.7         37.7        (85.5)
                                                      ---------   -----------  ----------
         Total operating expenses                         69.4        76.0         82.3         31.4         29.4
                                                      ---------   -----------  ----------

Income from operations                                    30.6        24.0         17.7         83.1         90.3
Interest and investment income, net                        1.8         1.5          0.7         68.8        205.0
                                                      ---------   -----------  ----------
Income before income taxes                                32.4        25.5         18.4         82.3         94.6
Income tax provision                                      11.0         8.5          6.4         86.1         86.4
                                                      ---------   -----------  ----------
Net income                                                21.4%       17.0%        12.0%        80.4%        99.0%
                                                      =========   ===========  ==========

The Company operates in two business segments in the software industry: products and professional services.

Products Revenue

The Company's products are designed to support three key activities within the application development process: building, testing and managing the application to optimize performance in production. Products revenue consists of software license fees and maintenance fees. Products revenue comprised 62.1%, 62.4% and 65.0% of total Company revenue during fiscal years 1999, 1998 and 1997, respectively. Mainframe product revenue increased $253.2 million or 43.9% during fiscal 1999 and $143.9 million or 33.2% during fiscal 1998. Client/server revenue increased $53.0 million or 39.4% during fiscal 1999 and $39.2 million or 41.2% during fiscal 1998. These increases spanned all geographic regions and were primarily a result of increased CPU or MIPS operating capacity of the world's 15,000 largest enterprises.

Professional Services Revenue

The Company offers a broad range of data processing professional services, including business systems analysis, design and programming, software conversion and system planning and consulting. Revenue from professional services increased $192.9 million or 45.1% during fiscal 1999 and $143.3 million or 50.4% during fiscal 1998. More than 85% of the Company's total professional services revenue is generated in North America; however, these increases spanned all geographic regions. The Company plans to continue this growth naturally and through acquisitions both in North America and internationally.

Operating Profit

The Company evaluates the performance of its segments based primarily on operating profit before corporate expenses, purchased research and development expense, net interest income and income taxes.

Financial information for the Company's products segment is as follows (in thousands):

                                                                                1999                 1998               1997
                                                                          ----------------     ---------------    ---------------
      Revenue                                                             $      1,017,725     $       711,524    $       528,428
      Operating expenses                                                           548,359             434,286            348,792
                                                                          ----------------     ---------------    ---------------
      Products operating profit                                           $        469,366     $       277,238    $       179,636
                                                                          ================     ===============    ===============

Products revenue by geographic location is presented in the table below (in thousands):

                                                                                1999                 1998                1997
                                                                          ----------------    ----------------    ---------------
      United States                                                       $        654,011    $        441,643    $       296,733
      European subsidiaries                                                        252,964             179,950            159,483
      Other international operations                                               110,750              89,931             72,212
                                                                          ----------------    ----------------    ---------------
      Total products revenue                                              $      1,017,725    $        711,524    $       528,428
                                                                          ================    ================    ===============

The products segment generated operating margins of 46.1%, 39.0% and 34.0% during fiscal years 1999, 1998 and 1997, respectively. Products expenses include cost of software license fees, cost of maintenance, software product development costs and sales and marketing expenses. The increase in the operating margins year over year is primarily a result of economies associated with larger transactions, more sales representatives in the field with increased sales productivity, additional product offerings including the NuMega and QA products acquired during fiscal 1998, and increased market penetration of our client/server products.

Cost of software license fees includes amortization of capitalized software, the cost of preparing and disseminating products to customers and the cost of author royalties. The increase in these costs is due primarily to an increase in amortization of internally developed software products, increased author royalties and, to a lesser extent, increased packaging and distribution costs. As a percentage of software license fees, these costs were 4.1%, 4.9% and 6.5% in fiscal 1999, 1998 and 1997, respectively.

Cost of maintenance consists of the cost of maintenance programmers and product support personnel and the computing, facilities and benefits costs allocated to such personnel. The increase in cost of maintenance was due primarily to the increase in maintenance and support staff in order to support the worldwide growth of the installed base. As a percentage of maintenance fees, these costs were 11.2%, 12.8% and 13.0% for fiscal years 1999, 1998 and 1997, respectively. The Company will continue to look for ways to reduce this percentage while maintaining superior service levels and high renewal rates.

Software product development costs consist of the cost of programming personnel, the facilities, computing and benefits costs allocated to such personnel and the costs of preparing user and installation guides for the Company's software products, less the amount of software development costs capitalized during the fiscal year. The increase in these costs was due primarily to an increase in software development staff needed to meet the demand for new and enhanced products. While continuing to support and enhance its traditional mainframe products, the Company has significantly increased the resources allocated to developing and enhancing its client/server product lines. Before the capitalization of internally developed software products, total research and development expenditures for fiscal 1999 increased $11.8 million, or 18.2%, to $76.8 million from $65.0 million in fiscal year 1998. In fiscal 1998, total research and development costs increased $10.7 million, or 19.8%, from $54.3 million in fiscal 1997. Those major development projects that achieved technological feasibility for fiscal 1999 included two new interactive analysis and debugging products, one new fault management product, three new file and data management products, three automated testing products, seven systems management products, four new application development products, and eleven new Windows development tools.

Sales and marketing costs consist of the sales and marketing expenses associated with the Company's products business, which include costs of direct sales, sales support and marketing staff, the facilities and benefits costs allocated to such personnel and the costs of marketing and sales incentive programs. The increase in sales and marketing costs was largely attributable to the expansion of the worldwide sales force, higher sales commissions associated with increased product sales, and increased advertising expenditures. The direct sales and sales support staff increased by 245 to 2,061 people at the end of fiscal 1999, as compared to 1,816 at the end of fiscal 1998 and 1,130 at the end of fiscal 1997.

Financial information for the Company's professional services segment is as follows (in thousands):

                                                                             1999                 1998                  1997
                                                                     -----------------      ---------------      ---------------
      Revenue                                                        $         620,720      $       427,794      $       284,468
      Operating expenses                                                       506,765              365,948              250,405
                                                                     -----------------      ---------------      ---------------
      Professional services operating profit                         $         113,955      $        61,846      $        34,063
                                                                     =================      ===============      ===============

Professional services revenue by geographic location is presented in the table below (in thousands):

                                                                             1999                 1998                  1997
                                                                     -----------------      ---------------       ---------------
      United States                                                 $          548,255      $       384,346       $       262,325
      European subsidiaries                                                     63,429               37,528                20,612
      Other international operations                                             9,036                5,920                 1,531
                                                                     -----------------      ---------------       ---------------
      Total professional services revenue                           $          620,720      $       427,794       $       284,468
                                                                    ==================      ===============       ===============

The professional services segment generated operating margins of 18.4%, 14.5% and 12.0% during fiscal years 1999, 1998 and 1997, respectively. The increase in the professional services margin is primarily attributable to increased billable staff and a movement toward higher margin lines of business. Cost of professional services includes all costs of the Company's professional services business, including the personnel costs of the professional, management and administrative staff of the Company's services business and the facilities and benefits costs allocated to such personnel. The increase in these expenses was due primarily to an increase of 1,723 professional billable staff to 6,278 in fiscal 1999 from 4,555 people at the end of fiscal 1998. This compares to an increase of 1,033 billable people in fiscal 1998 from 3,522 people at the end of fiscal 1997.

Administrative and general expenses increased 32.8% during fiscal 1999 and 22.3% during fiscal 1998. However, as a percentage of total revenue, these expenses have been steadily decreasing at 4.8%, 5.2% and 5.9% of total revenue during fiscal years 1999, 1998 and 1997, respectively. These decreases are primarily a result of increased revenues with significantly smaller increases in corporate expenditures.

During fiscal year 1999, the Company recognized $4.4 million of expense for purchased research and development costs associated with the acquisition of products from Centerline Software, Inc., Vireo Software, Inc. and Cardume Software Limited. During fiscal 1998, the Company incurred special charges of $3.2 million related to purchased research and development incurred in connection with the acquisition of UnderWare, Inc. The Company also incurred $3.6 million of merger-related costs incurred in connection with the merger and integration of NuMega Technologies, Inc. During fiscal 1997, the Company incurred special charges of $21.8 million related to purchased research and development acquired in connection with the purchases of Direct Technology Limited and DRD Promark, Inc. Since the research and development in process had not reached technological feasibility, these amounts were expensed in accordance with Statement of Financial Accounting Standards No. 2.

Net interest and investment income for fiscal 1999 was $29.4 million as compared to $17.4 million in fiscal 1998 and $5.7 million in fiscal 1997. This increase in income was due primarily to higher average cash and investment balances resulting from cash generated from higher operating earnings.

The Company's provision for income taxes was $180.2 million in fiscal 1999, which represents an effective tax rate of 34.0%. This compares to a tax provision of $96.8 million in fiscal 1998, which represents an effective tax rate of 33.3%, and an income tax provision of $52.0 million in fiscal 1997, which represents an effective tax rate of 34.8%. The fiscal 1999 increase in the effective tax rate was due to the growth in pre-tax earnings, which dilutes the effect of the tax credits on the effective tax rates. The difference between the effective tax rate for fiscal 1998 and 1997 was due primarily to the non-deductibility of the purchased research and development costs incurred during fiscal 1997 in connection with the DRD Promark, Inc. acquisition. The effective tax rate for fiscal 1997 would have been 33.6% without this cost.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had approximately $678.6 million in cash and investments which resulted primarily from cash generated from operations. During fiscal 1999, 1998 and 1997, Compuware generated $474.9 million, $207.4 million and $112.5 million, respectively, in operating cash flow. During these periods, the Company had capital expenditures which included property and equipment, capitalized research and software development and purchased software of $38.5 million, $41.8 million and $38.0 million, respectively.

In March 1999, the Company announced that its Board of Directors had approved a stock repurchase program, pursuant to which the Company was authorized to purchase up to $500 million of outstanding Company stock. The Company purchased approximately 21.5 million shares representing the entire $500 million authorized by the Board for this program. These shares were purchased ratably from March through May 1999.

Compuware believes its available cash resources, together with cash flows from operations, will be sufficient to meet its cash needs for the foreseeable future. As of March 31, 1999 the Company has no long term debt. The Company continues to evaluate business acquisition opportunities that fit the Company's strategic plans.

On June 24, 1999, Compuware announced it has entered into an agreement to purchase all outstanding shares of common stock of Data Processing Resources Corporation for an aggregate purchase price of $353 million. Compuware expects to enter into a credit agreement with a financial institution for an unsecured line of credit. It is expected that this purchase will be funded by cash on hand and borrowings under the credit agreement.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 1998, the American Institute of Certified Public Accountants ("AICPA") released SOP 98-9, which modified SOP 97-2 with respect to certain transactions. SOP 98-9 provides guidance on recognizing revenue on software transactions which involve multiple elements (such as license fees and maintenance) and is effective for the Company beginning with the quarter ending June 30, 1999. The Company is continuing to evaluate the effect of SOP 98-9 on the Company's existing revenue recognition policies; however, the Company does not currently believe there will be a material impact on its operating results from implementation of the SOP.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt this statement for the year ending March 31, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company has not determined the effect, if any, that adoption will have on its financial position or results of operations.

YEAR 2000

The Year 2000 problem is the result of the widespread practice of using only two digits instead of four to represent the year in computing equipment and computer software. Failure to address this problem could cause erroneous results in the proper interpretation of years after 1999. The Company has instituted various projects to address this issue which include three major areas: the software products which the Company develops and markets, its internal information technology (IT) assets and aspects not directly related to the Company's IT assets or software products ("non-IT assets"). This last area includes such items as embedded systems in infrastructure components (such as building security and HVAC systems), as well as the business relationships the Company has with its customers and suppliers, especially those third parties with whom the Company has a systems interaction.

The Company undertook a project to inventory and assess the impact of the Year 2000 on its software products in the middle of 1994. As a part of this project the Company identified the software products that would be supported beyond December 31, 1999. Plans were put in place to complete the necessary changes to make the identified software products Year 2000 compliant. The Company believes that all of the Company's current product offerings as well as those products the Company will continue to support are Year 2000 compliant.

The Company has established a web page to update customers on the Year 2000 status of the software products. This site assists the customers in understanding the Year 2000 strategy. Part of the site gives customers access to frequently asked Year 2000 questions. The Company is committed to supporting its customers into the year 2000 and beyond. The strategy provides leadership and tools needed to meet the challenge of the millennium change.

The Company has undertaken a project to inventory, assess and remediate its significant internal software applications and other IT assets. Many of these applications are essential for day-to-day operations. The Company believes it has completed remediation, testing and implementation for all critical software. The remediation and testing activities have been performed exclusively by internal resources.

The Company is also in the process of assessing and remediating its other IT and non-IT assets. These include areas such as PCs, networks, voice mail, e-mail, building security, etc. This portion of the project is planned for completion by October 1, 1999, and appears to be on schedule.

The Company has also undertaken a project to identify and assess its significant third-party suppliers, and is developing a plan to address vendor or supplier Year 2000 issues (through remediation, repair, replacement or upgrade) so as to avoid any business disruption. In most cases, the Company is forced to rely on third party representations, without any ability to do independent testing or evaluation. Contingency plans are being developed for certain key third parties which are deemed to be critical for the Company's operation. Based upon the information received to date, the Company does not expect any material financial impacts from third party vendors. Embedded systems and other non-IT systems are being evaluated for Year 2000 compliance, and being repaired or replaced as necessary.

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

The Company will be adequately prepared to meet the challenges of the coming of Year 2000 without significant impact to the Company's ability to carry on its normal business operations. Management estimates that it is approximately 90% complete with all remediation efforts, which includes 100% completion of all critical business systems and supported software products. The balance of the efforts yet to be expended are in the areas of non-IT assets, monitoring supplier compliance and contingency planning.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

The Company's exposure to market risk for changes in interest rates is limited to its cash investments. Derivative financial instruments are not a part of the Company's investment strategy. The Company places its investments with high quality issuers and preserves its invested funds by limiting default and market risk. In addition, the Company has classified all its marketable debt securities and long term debt investments as "held to maturity" which does not expose the consolidated statement of income or balance sheet to fluctuations in interest rates. Information about the Company's investment portfolio is set forth in note 3 of Notes to Consolidated Financial Statements.

FOREIGN CURRENCY RISK

The Company has entered into forward foreign exchange contracts primarily to hedge amounts due from select subsidiaries denominated in foreign currencies (mainly in Europe and Asia-Pacific) against fluctuations in exchange rates. The Company has not entered into forward foreign exchange contracts for speculative or trading purposes. The Company's accounting policies for these contracts are based on the Company's designation of the contracts as hedging transactions. The criteria the Company uses for designating a contract as a hedge include the contract's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on forward foreign exchange contracts are recognized in income in the same period as gains and losses on the underlying transactions. If the underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related forward foreign exchange contract would be recognized in income in the same period. In addition, since the Company enters into forward contracts only as a hedge, any change in currency rates would not result in any material net gain or loss, as any gain or loss on the underlying foreign currency denominated balance would be offset by the gain or loss on the forward contract. The Company operates in certain countries in Latin America, and Asia-Pacific where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. At March 31, 1999, the Company had contracts maturing through May 1999 to sell $27,993,000 in foreign currencies, with a fair value of $28,088,000. Information about the Company's foreign currency forward exchange contracts is set forth in note 1 of Notes to Consolidated Financial Statements.

ITEM 8.               CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REFERENCE SHOULD BE MADE TO ITEM 14 (A) 1 FOR AN INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS


INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Compuware Corporation:

We have audited the accompanying consolidated balance sheets of Compuware Corporation and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Compuware Corporation and its subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Detroit, Michigan
April 29, 1999

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1999 AND 1998
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

ASSETS                                               NOTES       1999         1998
                                                     -----    ----------   ----------
CURRENT ASSETS:
   Cash and cash equivalents                                  $  193,128   $  206,278
   Investments                                         3         309,787       54,349
   Accounts receivable, less allowance for doubtful
     accounts of $12,152 and $8,812                              526,469      388,573
   Deferred tax asset, net                             8          16,727       14,133
   Income taxes refundable                                                      2,594
   Prepaid expenses and other current assets                      25,979       10,348
                                                              ----------   ----------
                  Total current assets                         1,072,090      676,275
                                                              ----------   ----------
INVESTMENTS                                            3         175,689      107,721
                                                              ----------   ----------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                       4          94,786       84,494
                                                              ----------   ----------
CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION OF $88,793 AND $70,243                            48,095       50,455
                                                              ----------   ----------

OTHER:
   Accounts receivable                                           145,793       64,282
   Deferred tax asset, net                             8          11,347       12,926
   Excess of cost of investment over fair value of net
     assets acquired, less accumulated amortization
     of $14,692 and $9,835                             2          87,713       57,607
   Other assets                                                   41,170       18,880
                                                              ----------   ----------
                  Total other assets                             286,023      153,695
                                                              ----------   ----------
TOTAL ASSETS                                                  $1,676,683   $1,072,640
                                                              ==========   ==========



LIABILITIES AND SHAREHOLDERS' EQUITY                 NOTES       1999         1998
                                                     -----    ----------   ----------
CURRENT LIABILITIES:
   Accounts payable                                           $   71,129   $   19,985
   Accrued expenses                                              101,705       71,104
   Income taxes payable                                           27,153
   Accrued bonuses and commissions                                66,549       42,688
   Deferred revenue                                              254,968      180,174
                                                              ----------   ----------

                  Total current liabilities                      521,504      313,951


LONG TERM DEBT                                        5                         6,956


DEFERRED REVENUE                                                  75,657       43,437
                                                              ----------   ----------

                  Total liabilities                              597,161      364,344
                                                              ----------   ----------


SHAREHOLDERS' EQUITY:
   Preferred stock, no par value -  authorized
     5,000,000 shares
   Common stock, $.01 par value - authorized
     1,600,000,000 shares; issued and outstanding
     367,926,388 and 360,341,946 shares in 1999
     and 1998, respectively                           6            3,679        3,603
   Additional paid-in capital                         6          304,825      280,867
   Retained earnings                                             777,318      427,455
   Accumulated other comprehensive income                         (6,300)      (3,629)
                                                              ----------   ----------
                  Total shareholders' equity                   1,079,522      708,296
                                                              ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $1,676,683   $1,072,640
                                                             ===========   ==========

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                              NOTES         1999             1998            1997
                                                       -------------     ----------   ------------
REVENUES:
   Software license fees                               $     683,354     $  467,251   $    318,907
   Maintenance fees                                          334,371        244,273        209,521
   Professional services fees                                620,720        427,794        284,468
                                                       -------------     ----------   ------------

       Total revenues                                      1,638,445      1,139,318        812,896
                                                       -------------     ----------   ------------

OPERATING EXPENSES:
   Cost of software license fees                              28,097         22,874         20,881
   Cost of maintenance                                        37,286         31,203         27,278
   Cost of professional services                             506,765        365,948        250,405
   Software product development                               64,957         54,416         44,494
   Sales and marketing                                       418,019        325,793        256,139
   Administrative and general                                 78,333         58,965         48,233
   Merger-related costs                         2                             3,606
   Purchased research and development           2              4,350          3,160         21,790
                                                       -------------     ----------   ------------

       Total operating expenses                            1,137,807        865,965        669,220
                                                       -------------     ----------   ------------

INCOME FROM OPERATIONS                                       500,638        273,353        143,676

OTHER INCOME                                                  29,403         17,417          5,710
                                                       -------------     ----------   ------------

INCOME BEFORE INCOME TAXES                                   530,041        290,770        149,386


INCOME TAX PROVISION                            8            180,178         96,826         51,950
                                                       -------------     ----------   ------------

NET INCOME                                             $     349,863     $  193,944   $     97,436
                                                       =============     ==========   ============
Basic earnings per share                        7      $        0.95     $     0.55   $       0.29
                                                       =============     ==========   ============
Diluted earnings per share                      7      $        0.87     $     0.50   $       0.27
                                                       =============     ==========   ============

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                                                                       Foreign
                                                                Common Stock           Additional                      Currency
                                                        --------------------------       Paid-In        Retained      Translation
                                                            Shares         Amount        Capital        Earnings       Adjustment
                                                        -------------  -------------   -----------    ------------    ------------
BALANCE AT APRIL 1, 1996, as restated (Note 6)            338,384,184  $       3,384   $   182,388    $    135,194    $     (1,016)
    Net income                                                                                              97,436
    Foreign currency translation, net of tax (Note 1)                                                                          171
    Realized gain on sale of marketable
       securities

         Comprehensive income

    Issuance of common stock                                  320,000              4         2,326
    Acquisition tax benefits                                                                 6,603
    Exercise of employee stock options
       and related tax benefit (Note 11)                    5,022,896             50        19,096
                                                        -------------  -------------   -----------    ------------    ------------

BALANCE AT MARCH 31, 1997                                 343,727,080          3,438       210,413         232,630            (845)
    Net income                                                                                             193,944
    Foreign currency translation, net of tax (Note 1)                                                                       (2,784)

         Comprehensive income

    NuMega acquisition (Note 2)                             6,683,206             66         3,734             881
    Issuance of common stock                                1,450,616             14        12,731
    Acquisition tax benefits                                                                 6,485
    Exercise of employee stock options
       and related tax benefit (Note 11)                    8,481,044             85        47,504
                                                        -------------  -------------   -----------    ------------    ------------

BALANCE AT MARCH 31, 1998                                 360,341,946          3,603       280,867         427,455          (3,629)
    Net income                                                                                             349,863
    Foreign currency translation, net of tax (Note 1)                                                                       (2,671)

         Comprehensive income

    M.I.S.I. acquisition (Note 2)                           1,021,864             10        31,089
    Issuance of common stock                                1,367,818             14        24,457
    Purchase and retirement of common stock                (6,200,000)           (62)     (151,555)
    Acquisition tax benefits                                                                 6,707
    Exercise of employee stock options
       and related tax benefit (Note 11)                   11,394,760            114       113,260
                                                        -------------  -------------  ------------  --------------   -------------
BALANCE AT MARCH 31, 1999                                 367,926,388  $       3,679  $    304,825  $      777,318   $      (6,300)
                                                        =============  =============  ============  ==============   =============

                                                         Unrealized
                                                           Loss On          Total
                                                         Marketable     Shareholders'      Comprehensive
                                                         Securities         Equity            Income
                                                         ----------     ----------------   ---------------
BALANCE AT APRIL 1, 1996, as restated (Note 6)           $     (965)    $     318,985
    Net income                                                                 97,436      $   97,436
    Foreign currency translation, net of tax (Note 1)                             171             171
    Realized gain on sale of marketable
       securities                                               965               965            (965)
                                                                                           ----------
         Comprehensive income                                                              $   96,642
                                                                                           ==========
    Issuance of common stock                                                    2,330
    Acquisition tax benefits                                                    6,603
    Exercise of employee stock options
       and related tax benefit (Note 11)                                       19,146
                                                         ----------     -------------      ----------

BALANCE AT MARCH 31, 1997                                         -           445,636
    Net income                                                                193,944      $  193,944
    Foreign currency translation, net of tax (Note 1)                          (2,784)         (2,784)
                                                                                           ----------
         Comprehensive income                                                              $  191,160
                                                                                           ==========

    NuMega acquisition (Note 2)                                                 4,681
    Issuance of common stock                                                   12,745
    Acquisition tax benefits                                                    6,485
    Exercise of employee stock options
       and related tax benefit (Note 11)                                       47,589
                                                         ----------     -------------

BALANCE AT MARCH 31, 1998                                         -           708,296
    Net income                                                                349,863      $  349,863
    Foreign currency translation, net of tax (Note 1)                          (2,671)         (2,671)
                                                                                           ----------
         Comprehensive income                                                              $  347,192
                                                                                           ==========
    M.I.S.I. acquisition (Note 2)                                              31,099
    Issuance of common stock                                                   24,471
    Purchase and retirement of common stock                                  (151,617)
    Acquisition tax benefits                                                    6,707
    Exercise of employee stock options
       and related tax benefit (Note 11)                                      113,374
                                                        -----------    --------------
BALANCE AT MARCH 31, 1999                               $         -    $    1,079,522
                                                        ===========    ==============



See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1999, 1998 AND 1997
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                     1999           1998           1997
                                                                                 ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $    349,863   $    193,944   $     97,436
   Adjustments to reconcile net income to cash provided by
       operations:
       Depreciation and amortization                                                   41,537         36,504         31,401
       Tax benefit from exercise of stock options                                      91,083         30,402          5,306
       Issuance of common stock to Employee Stock Ownership Trust                       4,558          3,500          2,330
       Acquisition tax benefits                                                         6,707          6,485          6,603
       Deferred income taxes                                                           (1,015)        (6,108)        (4,256)
       Other                                                                              160            240           (290)
       Net change in assets and liabilities, net of effects from acquisitions:
           Accounts receivable                                                       (214,293)      (104,702)       (88,574)
           Prepaid expenses and other current assets                                  (18,215)        (2,118)         1,361
           Other assets                                                               (21,759)        (6,255)            88
           Accounts payable and accrued expenses                                       99,522         22,582         25,960
           Deferred revenue                                                           107,014         26,206         37,797
           Income taxes                                                                29,744          6,765         (2,618)
                                                                                 ------------   ------------   ------------
                  Net cash provided by operating activities                           474,906        207,445        112,544
                                                                                 ------------   ------------   ------------

CASH USED IN INVESTING ACTIVITIES:
   Purchase of:
       Businesses                                                                      (8,279)        (2,038)       (47,293)
       Property and equipment                                                         (26,370)       (28,006)       (23,442)
       Capitalized software                                                           (12,173)       (13,823)       (14,544)
   Investments:
       Proceeds from maturity                                                         446,221         85,682         63,202
       Purchases                                                                     (774,350)      (172,865)       (74,491)
   Other                                                                                                               (246)
                                                                                 ------------   ------------   ------------
                  Net cash used in investing activities                              (374,951)      (131,050)       (96,814)
                                                                                 ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of long-term debt                                                           (3,692)        (3,890)
   Net proceeds from sale of common stock                                              19,913          9,245
   Repurchase of common stock                                                        (151,617)
   Net proceeds from exercise of stock options                                         22,291         17,187         13,840
                                                                                 ------------   ------------   ------------
                  Net cash (used in) provided by financing activities                (113,105)        22,542         13,840
                                                                                 ------------   ------------   ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (13,150)        98,937         29,570
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        206,278        107,341         77,771
                                                                                 ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $    193,128   $    206,278   $    107,341
                                                                                 ============   ============   ============

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Compuware Corporation develops, markets and supports an integrated set of systems software products designed to improve the productivity of data processing professionals in application development, implementation and maintenance. In addition, the Company's professional services division offers business systems analysis, design, programming and implementation as well as software conversion and systems planning and consulting. The Company's products and services are offered worldwide across a broad spectrum of technologies, including mainframe and client/server platforms.

Basis of Presentation - The consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries after elimination of all significant intercompany balances and transactions. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingencies at March 31, 1999 and 1998 and the results of operations for the years ended March 31, 1999, 1998 and 1997. While management has based their assumptions and estimates on the facts and circumstances known at March 31, 1999, final amounts may differ from estimates.

Revenue Recognition - Revenue from licensing of software products is recognized upon shipment of the products, provided that no significant obligations remain and collection of the related receivable is deemed probable. A portion of new license fees, generally 15%, is deferred and recognized ratably over the initial maintenance period, generally one year. Product maintenance fees are recognized as revenue ratably over the contract period. Professional services fees are recognized in the period the services are performed. In October 1997, the American Institute of Certified Public Accountants (AICPA) released Statement of Position (SOP) 97-2, "Software Revenue Recognition," which supersedes SOP 91-1, "Software Revenue Recognition." SOP 97-2 establishes standards for recognizing revenues related to software products and related services. The Company adopted this pronouncement prospectively with its fiscal year ending March 31, 1999. The adoption of SOP 97-2 did not have a material impact on the Company's financial statements.

Cash and Cash Equivalents - For the purpose of the statement of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents.

Investments consist of municipal obligations, U.S. Government agencies and tax free and advantage auction rate securities. All are classified as held-to-maturity and carried at amortized cost. Those investments that mature within one year from the balance sheet date are classified as short-term. The amortization of bond premiums and discounts is included in interest income.

Property and Equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.

Capitalized Software includes the costs of purchased and internally developed software products and is stated at the lower of unamortized cost or net realizable value. Net purchased software included in capitalized software at March 31, 1999 and 1998 is $12,396,000 and $14,249,000, respectively. In accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of internally developed software products begins when technological feasibility of the product is established. Software product development includes all expenditures for research and development, net of amounts capitalized. Total software development costs incurred internally by the Company were $76,831,000, $65,015,000 and $54,292,000 in fiscal 1999, 1998 and 1997, respectively, of which $11,874,000,
$10,599,000 and $9,798,000, respectively, were capitalized.

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

Fair Value of Financial Instruments - The carrying value of cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments.

Income Taxes - The Company accounts for income taxes using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements.

Foreign Currency Translation - The Company's foreign subsidiaries use the local currency as the functional currency. Accordingly, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange at the respective balance sheet dates, and revenues and expenses have been translated at average exchange rates prevailing during the year the transactions occurred. Translation adjustments have been excluded from the results of operations and are reported as accumulated other comprehensive income.

Foreign Currency Transactions and Derivatives - Gains and losses from foreign currency transactions are included in the determination of net income. To offset the risk of future currency fluctuations on receivables due from foreign subsidiaries, the Company enters into foreign exchange contracts to sell or buy currencies at specified rates on specific dates. Market value gains and losses on these contracts are recognized, offsetting foreign exchange gains or losses on foreign receivables. The Company does not use foreign exchange contracts to hedge anticipated transactions. The net foreign currency transaction loss was $2,944,000, $627,000 and $1,446,000 for the fiscal years ended March 31, 1999,
1998 and 1997, respectively. These amounts are included in "Sales and marketing" in the Statement of Income.

At March 31, 1999, the Company had contracts maturing through May 1999 to sell $27,993,000 in foreign currencies. At March 31, 1998, the Company had contracts maturing through May 1998 to sell $45,478,000 in foreign currencies.

Earnings Per Share - The Company calculates its earnings per share under the provisions of SFAS No. 128, "Earnings per Share." Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding.

Business Segments - Effective March 31, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 superseded SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the results of operations or financial position, but did affect the disclosure of segment information. Segment information for all periods has been presented to conform to SFAS 131 requirements. See note 9.

Comprehensive Income - During fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and presenting comprehensive income and its components in consolidated financial statements. Comprehensive income is defined as net income plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.

Recently Issued Accounting Pronouncements - In December 1998, the American Institute of Certified Public Accountants ("AICPA") released SOP 98-9, which modified SOP 97-2 with respect to certain transactions. SOP 98-9 provides guidance on recognizing revenue on software transactions which involve multiple elements (such as license fees and maintenance) and is effective for the Company beginning with the quarter ending June 30, 1999. The Company is continuing to evaluate the effect of SOP 98-9 on the Company's existing revenue recognition policies; however, the Company does not currently believe there will be a material impact on its operating results from implementation of the SOP.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt this statement for the year ending March 31, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company has not determined the effect, if any, that adoption will have on its financial position or results of operations.

2.  ACQUISITIONS

M.I.S. International, Inc. - In March 1999, the Company acquired M.I.S. International, Inc. ("M.I.S.I.") a professional services firm, for approximately $31,100,000 in Compuware stock. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $30,569,000 and is being amortized over a fifteen-year period on a straight-line basis.

Other Fiscal 1999 Acquisitions - During fiscal 1999, the Company completed the acquisition of certain software products for an aggregate cost of approximately $9,250,000 in cash and notes payable that are due within one year. The companies from which the software was purchased were Centerline Software ($2,900,000), Vireo Software ($4,100,000) and Cardume Software ($2,250,000). The aggregate amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $1,319,000 and is being amortized over a fifteen year period on a straight-line basis. Of the total purchase price, $4,350,000 was allocated to in-process research and development and in accordance with SFAS No. 2, "Accounting for Research and Development Costs," this amount was expensed as of the purchase date.

UnderWare, Inc. - In March 1998, the Company acquired UnderWare, Inc., a privately held software product company, for approximately $3,500,000 cash. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $141,000 and is being amortized over a fifteen-year period on a straight-line basis. Of the total purchase price, $3,160,000 was allocated to in-process research and development based upon independent valuations of the expected future cash flows, less costs to complete the development. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," this amount was expensed as of the purchase date. The company that provided the independent valuation for the UnderWare acquisition was Valuation Counselors.

NuMega Technologies, Inc. - In December 1997, the Company issued approximately 6,683,000 shares of its common stock in exchange for all of the outstanding common stock of NuMega Technologies, Inc. (NuMega). In addition, options to acquire approximately 1,776,000 shares of the Company's common stock were exchanged for all outstanding NuMega options. The merger has been accounted for by the pooling of interests method, and accordingly, the assets and liabilities of NuMega were combined with those of the Company at their book value. The financial results of NuMega have been included in the accompanying financial statements since October 1, 1997. Due to the immaterial size of NuMega when compared with the Company, prior periods were not restated to include the financial results of NuMega. The Company also incurred approximately $3,606,000 of special charges related to the merger and integration of NuMega. Such costs consisted primarily of financial advisory fees and professional fees.

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

Other Fiscal 1997 Acquisitions - During fiscal 1997, the Company completed the acquisition of certain professional service companies for a combined total of $48,045,000 net cash expended. The companies purchased were Technalysis ($25,061,000), Adams & Reynolds ($12,410,000), MC Squared Incorporated ($9,212,000) and Virtual Innovations, Inc. ($362,000). All of the acquisitions were accounted for as purchases and, accordingly, assets and liabilities acquired have been recorded at fair value as of their respective acquisition dates. The aggregate amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $44,177,000 and is being amortized over a fifteen-year period on a straight-line basis.

The Company also acquired all of the outstanding stock of certain privately-held software product companies for an aggregate cost of $29,637,000 during fiscal 1997. The companies purchased were Direct Technology Limited ($23,800,000) and DRD Promark, Inc. ($5,837,000). Of the total purchase price, $23,837,000 was paid in cash and $5,800,000 in notes that are due in April 1999. The aggregate amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $3,165,000 and is being amortized over a fifteen-year period on a straight-line basis. Of the total purchase price, $21,790,000 was allocated to in-process research and development based upon independent valuations of the expected future cash flows, less costs to complete the development, and in accordance with SFAS No. 2 this amount was expensed as of the purchase date. The company that provided the independent valuation for these acquisitions was Valuation Counselors.

3.  INVESTMENTS

A summary of securities classified as held to maturity at March 31, 1999 and 1998 is set forth below (in thousands):

                                                           Gross            Gross
                                     Amortized           Unrealized       Unrealized           Fair
March 31, 1999:                         Cost               Gains            Losses             Value
                                 -------------           ----------       ----------         ---------
Municipal Obligations            $     305,451           $      857       $      324         $ 305,984
Tax Advantage Auction
  Rate Securities                      102,000                                                 102,000
Tax Free Auction
  Rate Securities                       52,554                                     4            52,550
US Government Agencies                  25,471                   26                             25,497
                                 -------------           ----------       ----------         ---------
Securities Classified as
 Held to Maturity                $     485,476           $      883       $      328         $ 486,031
                                 =============           ==========       ==========         =========

March 31, 1998:
Municipal Obligations            $     162,070           $      258       $      137         $ 162,191
                                 =============           ==========       ==========         =========

Scheduled maturities of securities classified as held to maturity at March 31, 1999 were as follows (in thousands):

                                                 Amortized                Fair
                                                   Cost                   Value
                                                ------------            ----------
Due in:
           2000                                 $    309,787            $  309,870
           2001                                      113,137               113,599
           2002                                       59,922                59,932
           2003                                        2,630                 2,630
                                                ------------            ----------
Total                                           $    485,476            $  486,031
                                                ============            ==========


4.  PROPERTY AND EQUIPMENT

Property and equipment, summarized by major classification (in thousands):

                                                                   March 31,
                                                          --------------------------
                                                             1999            1998
                                                          -----------    -----------
Land                                                      $     1,776    $     1,776
Buildings                                                      28,788         28,777
Leasehold improvements                                         17,492         14,227
Furniture and fixtures                                         38,519         29,678
Computer equipment and software                                69,368         59,279
                                                          -----------    -----------
                                                              155,943        133,737
Less accumulated depreciation and
  amortization                                                 61,157         49,243
                                                          -----------    -----------
Total                                                     $    94,786    $    84,494
                                                          ===========    ===========

5.  CREDIT FACILITIES AND LONG-TERM DEBT

Cash paid for interest totaled approximately $687,000, $810,000 and $450,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

Revolving Bank Credit Facility - The Company has a revolving bank credit facility which provides for borrowings of up to $30,000,000 through September 1, 2000. The Company is obligated for a commitment fee of .125% per annum for any unused portion of the credit facility. The Company may choose between various interest rate options. The revolving credit arrangement contains affirmative and negative covenants including limitations on dividend payments, loans and advances. The Company had no borrowings outstanding during fiscal 1999 or 1998.

Long Term Debt - As of March 31, 1999, the Company has no long-term debt. As of March 31, 1998, the Company's long term debt included $6,100,000 of pound-denominated notes issued as part of the Direct Technology Limited acquisition (see note 2 of Notes to Consolidated Financial Statements). The Company also had approximately $800,000 of pound-denominated notes outstanding at March 31, 1998 that were issued as part of the Vine Systems acquisition (see note 2 of Notes to Consolidated Financial Statements).

6.  COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

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

On February 25, 1999 the Company's shareholders approved an increase in the Company's authorized shares of common stock from 400,000,000 to 1,600,000,000 shares to permit a two-for-one stock split which was previously approved by the Board of Directors. The stock split was effected by means of a 100% stock dividend as of March 1, 1999 to holders of record January 26, 1999.

The effect of the stock splits has been retroactively reflected as of April 1, 1996. All references throughout the consolidated financial statements to number of shares, per share amounts and stock option data have been restated to reflect the stock splits.

7. EARNINGS PER COMMON SHARE AND CAPITAL STRUCTURE INFORMATION

Earnings per common share ("EPS") data were computed as follows (in thousands, except for per share data):

                                                    Year Ended March 31,
                                               ------------------------------
                                                 1999       1998       1997
                                               --------   --------   --------
BASIC EPS:
Numerator:  Net Income                         $349,863   $193,944   $ 97,436
                                               --------   --------   --------
Denominator:
  Weighted-average common shares outstanding    366,734    352,274    340,770
                                               --------   --------   --------
Basic EPS                                      $   0.95   $   0.55   $   0.29
                                               ========   ========   ========


DILUTED EPS:
Numerator: Net Income                          $349,863   $193,944   $ 97,436
                                               --------   --------   --------
Denominator:
  Weighted-average common shares outstanding    366,734    352,274    340,770
  Dilutive effect of stock options               35,302     35,152     18,970
                                               --------   --------   --------
  Total Shares                                  402,036    387,426    359,740
                                               --------   --------   --------
Diluted EPS                                    $   0.87   $   0.50   $   0.27
                                               ========   ========   ========

8. INCOME TAXES

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows (in thousands):

                                                      March 31,
                                                 -----------------
                                                   1999      1998
                                                 -------   -------
Deferred tax assets:
    Accrued vacation                             $ 3,314   $ 2,582
    Purchased software                            10,593     9,410
    Net operating loss carryforwards              31,130    35,139
    Other                                         19,914    12,055
                                                 -------   -------
                                                  64,951    59,186
    Less valuation allowance                       4,612     8,891
                                                 -------   -------
        Net deferred tax assets                   60,339    50,295
    Current portion                               19,204    14,512
                                                 -------   -------
    Long-term portion                            $41,135   $35,783
                                                 =======   =======

Deferred tax liabilities:
    Capitalized research and development costs   $ 9,536   $ 9,605
    Purchased software                             1,758     2,565
    Other                                         20,971    11,066
                                                 -------   -------
        Total deferred tax liabilities            32,265    23,236
    Current portion                                2,477       379
                                                 -------   -------
    Long-term portion                            $29,788   $22,857
                                                 =======   =======

The income tax provision (benefit) includes the following (in thousands):

                                      Year Ended March 31,
                              ---------------------------------
                                 1999        1998        1997
                              ---------    --------    --------
Current:
    Federal                   $ 160,192    $ 96,629    $ 46,073
    Foreign                       6,210       4,316       6,506
    State                        14,790       5,800       4,500
                              ---------    --------    --------
Total current tax provision     181,192     106,745      57,079
                              ---------    --------    --------
Deferred:
    Federal                      (4,131)      1,309       6,050
    Foreign                       3,117     (11,228)    (11,179)
                              ---------    --------    --------
Total deferred tax benefit       (1,014)     (9,919)     (5,129)
                              ---------    --------    --------
Total income tax provision    $ 180,178    $ 96,826    $ 51,950
                              =========    ========    ========

The Company's income tax expense differed from the amount computed on pre-tax income at the U.S. federal income tax rate of 35% for the following reasons (in thousands):

                                                  Year Ended March 31,
                                          ----------------------------------
                                            1999         1998         1997
                                          ---------    ---------    --------
Federal income tax at statutory rates     $ 185,514    $ 101,769    $ 52,285
Increase (decrease) in taxes:
   Items related to acquisitions                                       1,792
   Foreign Sales Corporation subsidiary      (8,643)      (6,462)     (4,638)
   State income taxes, net                    9,613        2,925       2,210
   Other, net                                (6,306)      (1,406)        301
                                          ---------    ---------    --------
Provision for income taxes                $ 180,178    $  96,826    $ 51,950
                                          =========    =========    ========

At March 31, 1999 the Company has net operating loss carryforwards for income tax purposes of approximately $96,989,000 which expire as follows (in thousands):

                Year ending March 31:
                        2000                             $   3,413
                        2001                                 2,238
                        2002                                 5,564
                        2003                                 9,542
                        2004                                 7,480
                        2005                                 1,474
                        2006                                 1,990
                        2008                                 1,325
                        2009                                 1,147
                        2010                                 1,523
                        2011                                   274
               Unlimited carryforward                       61,019

Of this amount, approximately $3,472,000 is available to offset U.S. federal income taxes and approximately $93,517,000 relates to various foreign jurisdictions. In addition, approximately $957,000 of tax credits expiring through the year 2009 are available to offset future U.S. federal income tax liabilities.

Cash paid for income taxes totaled approximately $28,332,000, $55,481,000 and $46,760,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

9. SEGMENT INFORMATION

Compuware operates in two business segments in the software industry: products and services. The Company provides software products and professional services to the world's largest IT organizations that help information technology professionals efficiently develop, implement and support the applications that run their businesses.

The Company's products are designed to support three key activities within the application development process: building, testing and managing the application to optimize performance in production.

The Company also offers a broad range of data processing professional services including business systems analysis, design and programming, software conversion and system planning and consulting.

The Company evaluates the performance of its segments based primarily on operating profit before administrative and general expense, purchased research and development expense and net other income. The allocation of income taxes is not evaluated at the segment level.

No single customer provides more than 10% of the Company's revenue.

Financial information for the Company's business segments is as follows (in thousands):

                                                                            1999             1998             1997
                                                                        -----------      -----------      -----------
Revenue:
    Products:
       Mainframe                                                        $   830,256      $   577,048      $   433,185
       Client/Server                                                        187,469          134,476           95,243
    Services                                                                620,720          427,794          284,468
                                                                        -----------      -----------      -----------
Total revenues                                                          $ 1,638,445      $ 1,139,318      $   812,896
                                                                        ===========      ===========      ===========

Operating Expenses:
    Products                                                            $   548,359      $   434,286      $   348,792
    Services                                                                506,765          365,948          250,405
    Administrative and general                                               78,333           58,965           48,233
                                                                        -----------      -----------      -----------
Total operating expenses                                                $ 1,133,457      $   859,199      $   647,430
                                                                        ===========      ===========      ===========

Income from operations, before other income, purchased research and development charges and merger-related costs:
    Products                                                            $   469,366      $   277,238      $   179,636
    Services                                                                113,955           61,846           34,063
    Administrative and general                                              (78,333)         (58,965)         (48,233)
                                                                        -----------      -----------      -----------
Income from operations, before other income,
purchased research and development charges and
merger-related costs                                                        504,988          280,119          165,466
    Merger-related costs                                                                      (3,606)
    Purchased research and development charges                               (4,350)          (3,160)         (21,790)
    Other income                                                             29,403           17,417            5,710
                                                                        -----------      -----------      -----------
Income before income taxes                                              $   530,041      $   290,770      $   149,386
                                                                        ===========      ===========      ===========

Financial information regarding geographic operations are presented in the table below (in thousands):

                                                                 1999                1998              1997
                                                          ----------------     --------------     ---------------
      Revenue:
          United States                                   $      1,202,266     $      825,989     $       559,058
          European subsidiaries                                    316,393            217,478             180,095
          Other international operations                           119,786             95,851              73,743
                                                          ----------------     --------------     ---------------
      Total revenue                                       $      1,638,445     $    1,139,318     $       812,896
                                                          ================     ==============     ===============

The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly such information is not provided. Less than ten percent of the Company's long-lived assets, other than financial instruments, are located outside of the United States

10.  COMMITMENTS AND CONTINGENCIES

Leases - The Company leases building and office space and computer equipment under various operating lease agreements extending through fiscal 2005. Certain of these leases contain provisions for renewal options and escalation clauses. The following is a schedule of future minimum rental payments for the next five years (in thousands):

                            Year ending March 31:

                                    2000                $     28,648
                                    2001                      23,452
                                    2002                      18,118
                                    2003                      13,894
                                    2004                      11,128
                                 Thereafter                    6,519
                                                        ------------

                                    Total               $    101,759
                                                        ============

Lease expense for the years ended March 31, 1999, 1998 and 1997 under all operating leases amounted to approximately $27,720,000, $19,193,000 and $16,815,000, respectively.

Employment Contracts - The Company has entered into employment agreements with certain key employees that include noncompete provisions in exchange for specified terms of employment.

11.  BENEFIT PLANS

Employee Stock Ownership Plan - In July 1986, the Company established an Employee Stock Ownership Plan (ESOP) and Trust. Under the terms of the ESOP, the Company makes annual contributions to the Plan for the benefit of substantially all employees of the Company. The contribution may be in the form of cash or common shares of the Company. The Board of Directors may authorize contributions between a maximum of 25% of eligible compensation and a minimum sufficient to cover current obligations of the Plan. The Company made contributions of $4,558,000, $3,500,000 and $2,330,000 in fiscal 1999, 1998 and 1997, respectively. This is a non-leveraged ESOP plan.

Employee Stock Purchase Plan - During fiscal 1997, the Company adopted the Global Employee Stock Purchase Plan (GESPP) under which the Company is authorized to issue up to eight million shares of common stock to eligible employees. Each offering period is limited to six months and a maximum number of 1,000,000 common shares. The Company's first offering period began January 1, 1997. Under the terms of the plan, employees elect to have up to 10% of their annual earnings withheld to purchase Company stock, with a value not to exceed $25,000, at the close of the offering period. The purchase price is 85 % of the first or last day's closing market price for each offering period, whichever is lower. During fiscal 1999 and 1998, the Company sold approximately 1,177,000 and 1,250,000 shares, respectively, to eligible employees under the plan.

NuMega Technologies, Inc. 1996 Stock Option Plan - In connection with the NuMega acquisition (see Note 2 of Notes to Consolidated Financial Statements), options to acquire approximately 1,776,000 shares of the Company's common stock were exchanged for all outstanding NuMega incentive and nonqualified stock options, of which approximately 372,000 were outstanding at March 31, 1999. The option prices range from $1.32 to $11.83 and expire in 9 years.

Employee Stock Option Plans - The Company adopted five Employee Stock Option Plans dating back to 1991. These plans provide for grants of options to purchase up to 91,000,000 shares of the Company's common stock to employees of the Company, of which approximately 46,614,000 were outstanding at March 31, 1999. Under the terms of the plans, the Company may grant nonqualified options at the fair market value of the stock on the date of grant. During fiscal 1999, the Company granted approximately 11,840,000 options under the five different Employee Stock Option Plans.

Non-Employee Director Stock Option Plan - In July 1992, the Company adopted the Stock Option Plan for Non-Employee Directors. Under this plan, 2,400,000 shares of common stock are reserved for issuance to non-employee directors of the Company who have not been employees of the Company, any subsidiary of the Company or any entity which controls more than 10% of the total combined voting power of the Company's capital stock for at least one year prior to becoming director. Non-employee directors receive a one-time grant of options to purchase 20,000 shares of common stock and an annual grant of 40,000 option shares. Further, effective April 1, 1999, each non-employee director will receive options to purchase 2,000 option shares for each Board of Directors meeting attended in person, 1,000 option shares for each Board of Directors Committee meeting attended in person, 500 option shares for each Board of Directors meeting attended by telephone, and 250 option shares for each Board of Directors Committee meeting attended by telephone. All option shares become exercisable over a four-year period. During fiscal 1999, approximately 343,000 options were granted under the Non-Employee Director Stock Option Plan. Approximately 1,603,000 options were outstanding at March 31, 1999.

Options generally vest in cumulative annual installments over a three-to-five year period. All options were granted at fair market value and expire ten years from the date of grant.

At March 31, 1999, a total of 213,284 options were outstanding under plans that were terminated by the Company, all of which are fully vested. All outstanding options under the terminated plans remain in effect in accordance with the terms under which they were granted.

During fiscal 1999, the Company implemented a Replacement Stock Option Award program. The program allows selected participants to pay the option exercise price with shares of currently owned Company stock. The Company grants a new stock option award to replace the shares exchanged in the transaction. Approximately 2,538,000 shares were exercised under the Replacement Stock Option Award program for which approximately 1,069,000 replacement options were granted.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Stock options are granted at current market prices at the date of grant, therefore, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for fiscal 1999, 1998 and 1997 consistent with the method prescribed by SFAS No. 123, Compuware's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                 Year Ended March 31,
                                   -------------------------------------------
                                         1999            1998           1997
                                   ------------     -----------    -----------
Net Earnings
  As reported                      $    349,863     $   193,944    $    97,436
  Pro forma                             297,490         172,394         85,319

Earnings per Share
  As reported:
     Basic earnings per share              0.95            0.55           0.29
     Diluted earnings per share            0.87            0.50           0.27
  Pro forma:
     Basic earnings per share              0.81            0.49           0.25
     Diluted earnings per share            0.74            0.44           0.24

The pro forma amounts for compensation cost may not be indicative of the effects on net earnings and earnings per share for future years.

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1999, 1998 and 1997, respectively: expected volatility of 66.88, 51.50 and 55.22 percent; risk-free interest rates of 5.3, 5.7 and 6.6 percent; and expected lives at date of grant of 4.9, 4.9 and
4.3 years. Dividend yields were not a factor as the Company has never issued cash dividends and has no plans to do so in the future.

Under SFAS No. 123, the fair value of the employees' stock purchase rights were estimated using the Black-Scholes model with assumptions that, except for an expected life of six months and a risk-free interest rate of 4.93 percent for fiscal 1999, and expected volatilities of 54.25 and 66.21 for the first and second offering periods, respectively, were consistent with those used for the Company's stock option plans described above. The weighted-average fair value of those purchase rights granted in fiscal 1999 were $6.48.

A summary of the status of fixed stock option grants under Compuware's stock-based compensation plans as of March 31, 1999, 1998 and 1997, and changes during the years ending on those dates is as follows (shares in thousands):

                                          1999                       1998                         1997
                            ---------------------------   --------------------------   --------------------------
                            Shares                        Shares                       Shares
                             Under        Weighted-Avg.   Under       Weighted-Avg.    Under       Weighted-Avg.
                            Option       Exercise Price   Option      Exercise Price   Option      Exercise Price
                            ------       --------------   ------      --------------   ------      --------------
Outstanding at
  beginning of year          52,102      $        6.13    50,636      $        3.83    40,416      $        2.31
NuMega acquisition                                         1,776               1.66
Granted                      12,183              25.33    10,540              14.90    17,696               6.90
Exercised                   (11,395)              2.41    (8,481)              2.07    (5,023)              2.75
Exchanged                    (1,069)             28.07
Forfeited                    (3,020)             11.47    (2,369)              7.43    (2,453)              2.74
                            -------                       ------                       ------
Outstanding at end
  of year                    48,801      $       11.21    52,102      $        6.13    50,636      $        3.83
                            =======                       ======                       ======

Options exercisable
  at year end                12,655      $        5.71    17,090      $        2.71    21,290      $        2.02
                            =======                       ======                       ======

Weighted-average
  fair value of options
  granted during the
  year                      $ 15.40                      $  7.58                      $  3.68
                            =======                       ======                       ======

The following table summarizes information about fixed stock options outstanding at March 31, 1999 (shares in thousands):


                                     ----------------------------------------------    -----------------------------
                                                  Options Outstanding                      Options Exercisable
                                     ----------------------------------------------    -----------------------------
                                       Shares                                            Shares
                                       Under      Weighted-Avg.    Weighted-Avg.         Under      Weighted-Avg.
                                       Option    Remaining Life    Exercise Price        Option    Exercise Price
                                     ----------  --------------    --------------      ----------  --------------
     Range of  Exercise Prices
        $   0.01 TO   $10.00             29,848           6.47         $   4.92            11,110       $   3.02
           10.01 TO    20.00              7,950           8.50            15.09               484          17.39
           20.01 TO    30.00              9,842           8.45            24.70               905          27.59
           30.01 TO    42.00              1,161           9.37            31.96               156          34.24
                                     ----------                                        ----------
                                         48,801           7.27            11.21            12,655           5.71
                                     ==========                                       ===========

The maximum number of shares for which additional options may be granted was 13,306,421 at March 31, 1999, 13,401,204 at March 31,1998 and 5,440,736 at March
31, 1997. At March 31, 1999, a total of 62,107,843 shares of the Company's common stock are reserved for issuance under all option plans. Income tax benefits associated with the exercise of stock options are reflected as adjustments to additional paid-in capital.

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended March 31, 1999 and 1998 is as follows (in thousands, except for per share data):

                                                 First         Second           Third          Fourth
                                                Quarter        Quarter         Quarter         Quarter            Year
                                             -------------  -------------   -------------   -------------   ------------
    Fiscal 1999:
      Revenues                               $     338,623  $     366,569   $     433,118   $     500,135   $  1,638,445
      Operating income                              82,789         99,428         139,720         178,701        500,638
      Pre-tax income                                88,625        106,222         147,364         187,830        530,041
      Net income                                    58,847         69,788          97,260         123,968        349,863
      Basic earnings per share                        0.16           0.19            0.26            0.33           0.95
      Diluted earnings per share                      0.15           0.17            0.24            0.31           0.87



    Fiscal 1998:
      Revenues                               $     224,478  $     247,381   $     309,635   $     357,824   $  1,139,318
      Operating income                              39,998         49,804          77,915         105,636        273,353
      Pre-tax income                                42,387         51,949          81,665         114,769        290,770
      Net income                                    28,272         34,650          54,471          76,551        193,944
      Basic earnings per share                        0.08           0.10            0.15            0.21           0.55
      Diluted earnings per share                      0.08           0.09            0.14            0.19           0.50



13.  SUBSEQUENT EVENTS (UNAUDITED)

Business Combinations - In June 1999, the Company extended a cash tender offer to purchase all outstanding shares of common stock of Data Processing Resources Corporation ("DPRC"), a professional services company, for approximately $353 million in cash. DPRC reported audited revenues of $211 million for the fiscal year ended July 31, 1998, and has reported revenues of $355 million for the twelve months ended April 30, 1999. The acquisition will be accounted for under the purchase method of accounting.


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

Executive Officers of the Registrant

The executive officers of the Company, who are elected by and serve at the discretion of the Company's Board of Directors, are as follows as of May 25, 1999:


             Name                  Age                       Position
             ----                  ---                       --------

Peter Karmanos, Jr.                56       Chairman of the Board and Chief Executive Officer

Joseph A. Nathan                   46       President and Chief Operating Officer

Denise A. Knobblock                43       Executive Vice President, Human Resources and
                                              Administration

Eliot R. Stark                     46       Executive Vice President, Finance

Henry A. Jallos                    50       Executive Vice President, Products Division

Laura L. Fournier                  46       Senior Vice President, Chief Financial Officer
                                            (Chief Accounting Officer) and Treasurer

Phyllis Recca                      45       Senior Vice President, Professional Services

Stephen H. Fagan                   44       Senior Vice President, Strategic Relationships, Europe

John N. Shevillo                   63       Senior Vice President, Enterprise Systems

Thomas Costello, Jr.               45       Vice President, General Counsel and Secretary


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

Denise A. Knobblock has served as Executive Vice President, Human Resources and Administration since February 1998 and as Senior Vice President, Administration from February 1995 through January 1998. From January 1992 through January 1995, Ms. Knobblock was Director of Facilities/Administration.

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

Henry A. Jallos has served as Executive Vice President, Products Division since September 1998. From August 1994 through August 1998, Mr. Jallos served as Senior Vice President, Worldwide Sales.

Laura L. Fournier has served as Senior Vice President, Chief Financial Officer and Treasurer since April 1998. Ms. Fournier was Corporate Controller from June 1995 through March 1998. From February 1990 through May 1995 Ms. Fournier was Director of Internal Audit.

Phyllis Recca has served as Senior Vice President, Professional Services Division since January 1999. From January 1995 through December 1998, Ms. Recca served as Vice President, Professional Services Division, Mideast Region.

Stephen H. Fagan has served as Senior Vice President, Strategic Relationships, Europe, since April 1999. From November 1997 through March 1999, Mr. Fagan served as Senior Vice President, Professional Services. From 1994 through October 1997, Mr. Fagan served as Vice President, Enterprise Products.

John N. Shevillo has served as Senior Vice President, Enterprise Systems since April 1997. From April 1994 through March 1997, Mr. Shevillo served as Senior Vice President, Professional Services.

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

                                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (A) DOCUMENTS FILED AS PART OF THIS REPORT.

      1. CONSOLIDATED FINANCIAL STATEMENTS

           The following consolidated financial statements of the Company and its subsidiaries are filed herewith:
                                                                           Page
               Independent Auditors'  Report                                19

               Consolidated Balance Sheets as of March 31, 1999
               and 1998                                                     20

               Consolidated Statements of Income for each of
               the years ended March 31, 1999, 1998 and 1997                21

               Consolidated Statements of Shareholders' Equity
               for each of the years ended March 31, 1999, 1998
               and 1997                                                     22

               Consolidated Statements of Cash Flows for each
               of the years ended March 31, 1999, 1998 and 1997             23

               Notes to Consolidated Financial Statements                24-37

     2. FINANCIAL STATEMENT SCHEDULE INCLUDED IN PART IV OF THIS FORM:

               Independent Auditors'  Report                                44

               Schedule II - Valuation and Qualifying Accounts              45

              All other financial statement schedules not listed above are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

     3.  EXHIBITS

     The following exhibits are filed herewith or incorporated by reference:

     Exhibit
     Number       Description of Document

       2.2 Agreement and Plan of Merger, dated February 23, 1999, among Compuware Corporation, CPWRT1, Inc., CPWRT2, Inc., M.I.S. International, Inc., Simco International, Inc., Autoflex, Inc., and Michael M.Bahn, Mary C. Bahn 1999 Qualified Annuity Trust, Michael M. Bahn Revocable Trust Dated January 23, 1995, Mary C. Bahn Revocable Trust Dated January 23, 1995, Michael
                  J. Bahn, Marisa R. Bahn, and Renee C. Phillips 1999 Qualified Annuity Trust (13)
       3.1 Restated Articles of Incorporation of Compuware Corporation, as amended. (1)
       3.2 Certificate of Amendment to the Articles of Incorporation dated April 28, 1994. (3)
       3.3 Certificate of Correction to the Articles of Incorporation dated May 9, 1994. (3)
       3.4 Certificate of Restated Bylaws of Compuware Corporation, as amended. (1)
       3.5 Certificate of Amendment to the Articles of Incorporation dated April 3, 1997. (9)
       3.6 Certificate of Amendment to the Articles of Incorporation dated March 12, 1999. (14)
       4.1        Fiscal 1998 Stock Option Plan (11)
       4.7        Certificate of Amendment to the Restated Articles of
                  Incorporation (11)
       4.8 Registration Rights Agreement, dated February 23, 1999, by and among Compuware Corporation, Michael J. Bahn, Marisa R. Bahn, Renee C. Phillips 1999 Qualified Annuity Trust, Michael M. Bahn Revocable Trust dated January 23, 1995, mary C. Bahn 1999 Qualified Annuity Trust and Mary C. Bahn Revocable Trust dated January 23, 1995 (13)
       10.4       1992 Stock Option Plan. (1)
       10.22 Promotion Agreement, dated March 1, 1990, and Amendment dated December 26, 1990, between Computer Hockey Corporation and the Company. (1)
       10.23 Agreement, dated October 28, 1982, between Compuware Hockey Club, L.P. and the Company, as amended. (1)
       10.24 Promotion Agreement, dated September 8, 1992, between Compuware Sports Corporation and the Company. (1)
       10.35      Fiscal 1993 Stock Option Plan. (1)
       10.36      Stock Option Plan for Non-Employee Directors. (1)
       10.50 Registration Rights Agreement dated as of March 16, 1994 by and among the Company, Uniface Holding B.V., the Sellers listed therein and the Sellers' Agent. (3)
       10.59 Employment Agreement, dated as of April 1, 1995, between the Company and Peter Karmanos, Jr. (5)
       10.60 Employment Agreement, dated as of April 1, 1995, between the Company and Joseph Nathan. (5)
       10.61 Employment Agreement, dated as of April 1, 1995, between the Company and John Shevillo. (5)
       10.64 Employment Agreement, dated as of April 1, 1995, between the Company and Stephen Fagan. (5)
       10.65 Employment Agreement, dated as of April 1, 1995, between the Company and Henry Jallos. (5)
       10.66 Employment Agreement, dated as of April 1, 1995, between the Company and Denise Knobblock. (5)
       10.68      Amended and Restated Revolving Loan Agreement. (5)
       10.74 Amendment to Employment Agreement, dated as of April 1, 1996, between the Company and Peter Karmanos, Jr. (9)
       10.75 Amendment to Employment Agreement, dated as of April 1, 1996, between the Company and Joseph A. Nathan. (9)
       10.76 Amendment to Employment Agreement, dated as of April 1, 1996, between the Company and John N. Shevillo. (9)

       10.78 Amendment to Employment Agreement, dated as of April 1, 1996, between the Company and Henry A. Jallos. (9)
       10.79 Amendment to Employment Agreement, dated as of April 1, 1996, between the Company and Stephen H. Fagan. (9)
       10.80 Employment Agreement, dated as of April 1, 1995, between the Company and Laura Fournier. (12)
       10.81 Employment Agreement, dated as of April 1, 1995, between the Company and Phyllis Recca. (13)
       10.83      Fiscal 1999 Stock Option Plan (13)
       11.1 Computation of Compuware Corporation and Subsidiaries net income per common share.
       12.0       First Amendment to 1992 Stock Option Plan (10)
       12.1       First Amendment to 1993 Stock Option Plan (10)
       12.2       First Amendment to 1996 Stock Option Plan (10)
       12.3       First Amendment to Stock Option Plan For Non-Employee
                  Directors (12)
       21.1       Subsidiaries of the Registrant. (4)
       23.1       Independent Auditors' Consent
       27.1       Financial Data Schedule Fiscal 1999
       27.2       Financial Data Schedule Fiscal 1998

                  ---------------------------

                  (1) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-53652).
                  (2) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-63400).
                  (3) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-4, as amended (Registration No. 33-78822).
                  (4) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-3, as amended (Registration No. 33-82734).
                  (5) Incorporated by reference to the corresponding exhibit to the 1995 Annual Report on Form 10-K.
                  (6) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.
                  (7) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995.
                  (8) Incorporated by reference to the corresponding exhibit to the 1996 Annual Report on Form 10-K.
                  (9) Incorporated by reference to the corresponding exhibit to the 1997 Annual Report on Form 10-K.
                  (10) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
                  (11) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-8 (Registration Statement No. 333-37873).
                  (12) Incorporated by reference to the corresponding exhibit to the 1998 Annual Report on Form 10-K.
                  (13) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1 (Registration Statement No. 333-76097).
                  (14) Incorporated by reference to exhibit 4.8 to the Registration Statement on Form S-8 (Registration Statement No. 333-79821).

     (B)  REPORTS ON FORM 8-K

              The Company filed no reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington Hills, State of Michigan on June 23, 1999.

                                             COMPUWARE CORPORATION

                                             By:   /S/ PETER KARMANOS, JR.
                                                  -----------------------------
                                                  Peter Karmanos, Jr.
                                                  Chairman of the Board, Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                  Signature                               Title                                         Date
                  ---------                               -----                                         ----

       /S/ PETER KARMANOS, JR.            Chairman of the Board, Chief Executive Officer             June 23, 1999
       ---------------------------------  and Director (Principal Executive Officer)
           Peter Karmanos, Jr.

                                          Vice Chairman of the Board and Director
       ---------------------------------
           Thomas Thewes

       /S/ JOSEPH A. NATHAN               President, Chief Operating Officer and Director            June 23, 1999
       ---------------------------------
           Joseph A. Nathan

       /S/ LAURA L. FOURNIER              Senior Vice President, Chief Financial Officer             June 23, 1999
       ---------------------------------  (Chief Accounting Officer) and Treasurer
           Laura L. Fournier

       /S/ ELIZABETH A. CHAPPELL          Director                                                   June 23, 1999
       ---------------------------------
           Elizabeth A. Chappell

       /S/ ELAINE K. DIDIER               Director                                                   June 23, 1999
       ---------------------------------
           Elaine K. Didier

       /S/ BERNARD M. GOLDSMITH           Director                                                   June 23, 1999
       ---------------------------------
           Bernard M. Goldsmith

       /S/ WILLIAM O. GRABE               Director                                                   June 23, 1999
       ---------------------------------
           William O. Grabe

       /S/ WILLIAM R. HALLING             Director                                                   June 23, 1999
       ---------------------------------
           William R. Halling

       /S/ W. JAMES PROWSE                Director                                                   June 23, 1999
       ---------------------------------
           W. James Prowse

       /S/ G. SCOTT ROMNEY                Director                                                   June 23, 1999
       ---------------------------------
           G. Scott Romney

       /S/ LOWELL WEICKER, JR             Director                                                   June 23, 1999
       ---------------------------------
           Lowell Weicker, Jr.

INDEPENDENT AUDITORS' REPORT


TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF COMPUWARE CORPORATION:

We have audited the consolidated financial statements of Compuware Corporation and subsidiaries as of March 31, 1999 and 1998 and for each of the three years in the period ended March 31, 1999, and have issued our report thereon dated April 29, 1999; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Compuware Corporation and subsidiaries, listed in Item 14 (a) 2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Detroit, Michigan
April 29, 1999

                    COMPUWARE CORPORATION AND SUBSIDIARIES

                                 SCHEDULE II
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                                (IN THOUSANDS)

                COLUMN A                     COLUMN B                  COLUMN C                       COLUMN D         COLUMN E
--------------------------------          ------------    --------------------------------         ------------     --------------
                                                                       ADDITIONS
                                                          --------------------------------
                                                                                   CHARGED
                                            BALANCE AT           CHARGED          TO OTHER             (1)           BALANCE AT
                                             BEGINNING          TO COSTS         ACCOUNTS--        DEDUCTIONS--        END OF
              DESCRIPTION                    OF PERIOD        AND EXPENSES        DESCRIBE           DESCRIBE          PERIOD
                                          -------------   ----------------       ----------        ------------     --------------
Allowance for doubtful accounts:
       Year ended March 31, 1999          $       8,812   $         6,396                          $     3,056      $      12,152
       Year ended March 31, 1998                  6,941             7,260                                5,389              8,812
       Year ended March 31, 1997                  5,244             5,106                                3,409              6,941


-----------------------------------------
(1) Write-off of uncollectible accounts, product maintenance cancellations and service cost overruns.

                                 EXHIBIT INDEX


     Exhibit
     Number       Description of Document

       2.2 Agreement and Plan of Merger, dated February 23, 1999, among Compuware Corporation, CPWRT1, Inc., CPWRT2, Inc., M.I.S. International, Inc., Simco International, Inc., Autoflex, Inc., and Michael M.Bahn, Mary C. Bahn 1999 Qualified Annuity Trust, Michael M. Bahn Revocable Trust Dated January 23, 1995, Mary C. Bahn Revocable Trust Dated January 23, 1995, Michael
                  J. Bahn, Marisa R. Bahn, and Renee C. Phillips 1999 Qualified Annuity Trust (13)
       3.1 Restated Articles of Incorporation of Compuware Corporation, as amended. (1)
       3.2 Certificate of Amendment to the Articles of Incorporation dated April 28, 1994. (3)
       3.3 Certificate of Correction to the Articles of Incorporation dated May 9, 1994. (3)
       3.4 Certificate of Restated Bylaws of Compuware Corporation, as amended. (1)
       3.5 Certificate of Amendment to the Articles of Incorporation dated April 3, 1997. (9)
       3.6 Certificate of Amendment to the Articles of Incorporation dated March 12, 1999. (14)
       4.1        Fiscal 1998 Stock Option Plan (11)
       4.7        Certificate of Amendment to the Restated Articles of
                  Incorporation (11)
       4.8 Registration Rights Agreement, dated February 23, 1999, by and among Compuware Corporation, Michael J. Bahn, Marisa R. Bahn, Renee C. Phillips 1999 Qualified Annuity Trust, Michael M. Bahn Revocable Trust dated January 23, 1995, mary C. Bahn 1999 Qualified Annuity Trust and Mary C. Bahn Revocable Trust dated January 23, 1995 (13)
       10.4       1992 Stock Option Plan. (1)
       10.22 Promotion Agreement, dated March 1, 1990, and Amendment dated December 26, 1990, between Computer Hockey Corporation and the Company. (1)
       10.23 Agreement, dated October 28, 1982, between Compuware Hockey Club, L.P. and the Company, as amended. (1)
       10.24 Promotion Agreement, dated September 8, 1992, between Compuware Sports Corporation and the Company. (1)
       10.35      Fiscal 1993 Stock Option Plan. (1)
       10.36      Stock Option Plan for Non-Employee Directors. (1)
       10.50 Registration Rights Agreement dated as of March 16, 1994 by and among the Company, Uniface Holding B.V., the Sellers listed therein and the Sellers' Agent. (3)
       10.59 Employment Agreement, dated as of April 1, 1995, between the Company and Peter Karmanos, Jr. (5)
       10.60 Employment Agreement, dated as of April 1, 1995, between the Company and Joseph Nathan. (5)
       10.61 Employment Agreement, dated as of April 1, 1995, between the Company and John Shevillo. (5)
       10.64 Employment Agreement, dated as of April 1, 1995, between the Company and Stephen Fagan. (5)
       10.65 Employment Agreement, dated as of April 1, 1995, between the Company and Henry Jallos. (5)
       10.66 Employment Agreement, dated as of April 1, 1995, between the Company and Denise Knobblock. (5)
       10.68      Amended and Restated Revolving Loan Agreement. (5)
       10.74 Amendment to Employment Agreement, dated as of April 1, 1996, between the Company and Peter Karmanos, Jr. (9)
       10.75 Amendment to Employment Agreement, dated as of April 1, 1996, between the Company and Joseph A. Nathan. (9)
       10.76 Amendment to Employment Agreement, dated as of April 1, 1996, between the Company and John N. Shevillo. (9)

       10.78 Amendment to Employment Agreement, dated as of April 1, 1996, between the Company and Henry A. Jallos. (9)
       10.79 Amendment to Employment Agreement, dated as of April 1, 1996, between the Company and Stephen H. Fagan. (9)
       10.80 Employment Agreement, dated as of April 1, 1995, between the Company and Laura Fournier. (12)
       10.81 Employment Agreement, dated as of April 1, 1995, between the Company and Phyllis Recca. (13)
       10.83      Fiscal 1999 Stock Option Plan (13)
       11.1 Computation of Compuware Corporation and Subsidiaries net income per common share.
       12.0       First Amendment to 1992 Stock Option Plan (10)
       12.1       First Amendment to 1993 Stock Option Plan (10)
       12.2       First Amendment to 1996 Stock Option Plan (10)
       12.3       First Amendment to Stock Option Plan For Non-Employee
                  Directors (12)
       21.1       Subsidiaries of the Registrant. (4)
       23.1       Independent Auditors' Consent
       27.1       Financial Data Schedule Fiscal 1999
       27.2       Financial Data Schedule Fiscal 1998

                  ---------------------------

                  (1) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-53652).
                  (2) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-63400).
                  (3) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-4, as amended (Registration No. 33-78822).
                  (4) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-3, as amended (Registration No. 33-82734).
                  (5) Incorporated by reference to the corresponding exhibit to the 1995 Annual Report on Form 10-K.
                  (6) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.
                  (7) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995.
                  (8) Incorporated by reference to the corresponding exhibit to the 1996 Annual Report on Form 10-K.
                  (9) Incorporated by reference to the corresponding exhibit to the 1997 Annual Report on Form 10-K.
                  (10) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
                  (11) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-8 (Registration Statement No. 333-37873).
                  (12) Incorporated by reference to the corresponding exhibit to the 1998 Annual Report on Form 10-K.
                  (13) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1 (Registration Statement No. 333-76097).
                  (14) Incorporated by reference to exhibit 4.8 to the Registration Statement on Form S-8 (Registration Statement No. 333-79821).