Form 10-Q
period 1999-06-30
COMPUWARE CORPORATION
filed 1999-08-13
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from        to
                                       -------    -------

COMMISSION FILE NUMBER 0-20900



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X   No
                                         ----

As of August 6, 1999, there were outstanding 357,106,636 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 19 pages

PART I.  FINANCIAL INFORMATION                                          Page

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 1999 and March 31, 1999                                 3

         Condensed Consolidated Statements of Operations
         for the three months ended June 30, 1999 and 1998                4

         Condensed Consolidated Statements of Cash Flows
         for the three months ended June 30, 1999 and 1998                5

         Notes to Condensed Consolidated Financial
         Statements                                                       6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   11


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                18

SIGNATURES                                                               19

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                     JUNE 30,       MARCH 31,
                                     ASSETS                                            1999           1999
                                     ------                                       -------------  -------------
                                                                                   (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents                                                        $      94,913  $     193,128
 Investments                                                                            131,430        309,787
 Accounts receivable, net                                                               507,140        526,469
 Deferred tax asset                                                                      16,045         16,727
 Prepaid expenses and other current assets                                               28,563         25,979
                                                                                  -------------  -------------
     Total current assets                                                               778,091      1,072,090
                                                                                  -------------  -------------
INVESTMENTS                                                                             139,852        175,689
                                                                                  -------------  -------------
PROPERTY AND EQUIPMENT, LESS ACCUMULATED
 DEPRECIATION AND AMORTIZATION                                                           95,711         94,786
                                                                                  -------------  -------------
CAPITALIZED SOFTWARE, LESS ACCUMULATED
 AMORTIZATION                                                                            46,790         48,095
                                                                                  -------------  -------------
OTHER:
 Accounts receivable                                                                    194,468        145,793
 Deferred tax asset                                                                      10,831         11,347
 Excess of cost over fair value of net assets acquired,
     less accumulated amortization                                                      100,405         87,713
 Other assets                                                                            42,972         41,170
                                                                                  -------------  -------------
     Total other assets                                                                 348,676        286,023
                                                                                  -------------  -------------
TOTAL ASSETS                                                                      $   1,409,120  $   1,676,683
                                                                                  =============  =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                                 $      23,131  $      71,129
 Accrued expenses                                                                       165,843        168,254
 Income taxes payable                                                                     8,730         27,153
 Deferred revenue                                                                       278,563        254,968
                                                                                  -------------  -------------
     Total current liabilities                                                          476,267        521,504
DEFERRED REVENUE                                                                         83,781         75,657
                                                                                  -------------  -------------
       Total liabilities                                                                560,048        597,161
                                                                                  -------------  -------------
SHAREHOLDERS' EQUITY:
 Common stock                                                                             3,557          3,679
 Additional paid-in capital                                                             458,149        304,825
 Retained earnings                                                                      393,726        777,318
 Foreign currency translation adjustment                                                 (6,360)        (6,300)
                                                                                  -------------  -------------
     Total shareholders' equity                                                         849,072      1,079,522
                                                                                  -------------  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $   1,409,120  $   1,676,683
                                                                                  =============  =============


See notes to consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                          JUNE 30,
                                                                   -----------------------
                                                                      1999         1998
                                                                   -----------  ----------
REVENUES:
 Software license fees                                             $   160,952  $  128,630
 Maintenance fees                                                       97,740      74,694
 Professional services fees                                            184,359     135,299
                                                                   -----------  ----------

     Total revenues                                                    443,051     338,623
                                                                   -----------  ----------

OPERATING EXPENSES:
 Cost of software license fees                                           5,946       6,620
 Cost of maintenance                                                    10,380       9,280
 Cost of professional services                                         158,480     112,726
 Software product development                                           17,325      15,315
 Sales and marketing                                                   100,315      96,860
 Administrative and general                                             14,690      15,033
                                                                   -----------  ----------

     Total operating expenses                                          307,136     255,834
                                                                   -----------  ----------

INCOME FROM OPERATIONS                                                 135,915      82,789

OTHER INCOME                                                             5,846       5,836
                                                                   -----------  ----------

INCOME BEFORE INCOME TAXES                                             141,761      88,625

INCOME TAX PROVISION                                                    51,034      29,778
                                                                   -----------  ----------

NET INCOME                                                         $    90,727  $   58,847
                                                                   ===========  ==========
Basic earnings per share                                           $      0.25  $     0.16
                                                                   ===========  ==========
Diluted earnings per share                                         $      0.24  $     0.15
                                                                   ===========  ==========

See notes to consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                          THREE MONTHS ENDED
                                                                                               JUNE 30,
                                                                                         --------------------
                                                                                           1999        1998
                                                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                              $  90,727  $  58,847
 Adjustments to reconcile net income  to cash provided by operations:
     Depreciation and amortization                                                          10,560      9,899
     Tax benefit from exercise of stock options                                             14,326     25,276
     Acquisition tax benefits                                                                1,805
     Deferred income taxes                                                                   1,198      2,605
     Other                                                                                   2,060         52
     Net change in assets and liabilities, net of effects from acquisitions:
         Accounts receivable                                                               (29,464)     1,738
         Prepaid expenses and other current assets                                          (2,569)    (6,178)
         Other assets                                                                       (3,133)     5,434
         Accounts payable and accrued expenses                                             (52,620)   (14,507)
         Deferred revenue                                                                   31,450     19,996
         Income taxes                                                                      (18,423)     1,055
                                                                                         ---------  ---------
                Net cash provided by operating activities                                   45,917    104,217
                                                                                         ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of:
     Businesses                                                                            (11,003)      (533)
     Property and equipment                                                                 (5,467)    (5,681)
     Capitalized software                                                                   (3,215)    (2,875)
 Investments:
     Proceeds from maturity                                                                262,903     43,364
     Purchases                                                                             (50,102)  (170,215)
                                                                                         ---------  ---------
                Net cash provided by (used in) investing activities                        193,116   (135,940)
                                                                                         ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from exercise of stock options                                                11,125      5,721
 Repurchase of common stock                                                               (348,373)
 Payment of long term debt                                                                             (2,411)
                                                                                         ---------  ---------
                Net cash (used in) provided by financing activities                       (337,248)     3,310
                                                                                         ---------  ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (98,215)   (28,413)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           193,128    206,278
                                                                                         ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  94,913  $ 177,865
                                                                                         =========  =========

See notes to consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 1999



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 1999 included in the Company's Annual Report to Shareholders and the Company's Form 10-K filed with the Securities and Exchange Commission.


NOTE 2 - COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share ("EPS") data were computed as follows (in thousands, except for per share data):


                                                                   Three Months Ended
                                                                        June 30,
                                                                  --------------------
                                                                     1999       1998
                                                                  ---------  ---------
      BASIC EPS:
      Numerator:  Net Income                                      $  90,727  $  58,847
                                                                  ---------  ---------
      Denominator:
        Weighted-average common shares outstanding                  357,899    361,670
                                                                  ---------  ---------
      Basic EPS                                                   $    0.25  $    0.16
                                                                  =========  =========

      DILUTED EPS:
      Numerator: Net Income                                       $  90,727  $  58,847
                                                                  ---------  ---------
      Denominator:
        Weighted-average common shares outstanding                  357,899    361,670
        Dilutive effect of stock options                             27,524     37,074
                                                                  ---------  ---------
        Total shares                                                385,423    398,744
                                                                  ---------  ---------
      Diluted EPS                                                 $    0.24  $    0.15
                                                                  =========  =========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 1999


NOTE 3 - COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation gains and losses that have been excluded from net income and reflected instead in equity. Total comprehensive income is summarized as follows (in thousands):


                                                Three Months Ended
                                                     June 30,
                                                ------------------
                                                  1999      1998
                                                --------  --------
      Net income                                $ 90,727  $ 58,847
      Foreign currency translation
        adjustment, net of tax                       (60)     (431)
                                                --------  --------
        Total comprehensive income              $ 90,667  $ 58,416
                                                ========  ========


NOTE 4 - ACQUISITIONS

In June 1999, the Company extended a cash tender offer to purchase all outstanding shares of common stock of Data Processing Resources Corporation ("DPRC"), a professional services company, for approximately $501 million in cash. This amount includes $115 million of DPRC subordinated debt. At the expiration of the tender offer period, July 28, 1999, more than 93 percent of the outstanding common shares of DPRC were tendered, exceeding the 91 percent minimum tender condition. The Company and COMP Acquisition Co., its wholly-owned subsidiary, will complete the acquisition of DPRC pursuant to the "short-form" merger provisions of California law. The acquisition will be accounted for under the purchase method of accounting, and accordingly, the operating results of DPRC will be included in the Company's consolidated financial statements from the date of acquisition. Excess purchase price over fair market value of the underlying assets (goodwill) of approximately $404 million will be amortized over 20 years.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 1999




The pro forma unaudited consolidated results of operations assume the acquisition occurred as of the beginning of each of the periods presented (in thousands, except per share amounts):


                                         Three Months         Three Months
                                            Ended                 Ended
                                         June 30, 1999        June 30, 1998
                                         -------------        -------------
      Revenues                           $     536,280        $     409,047
      Net income                                87,684               54,999
      Diluted earnings per share                   .23                  .14



The pro forma results include the amortization of the goodwill and interest expense on debt assumed to finance the purchase. These amounts do not reflect any benefit from the anticipated reduction in costs for certain corporate functions from combined operations. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.

In May 1999, the Company acquired Reliant Data Systems, a privately held developer of data migration software, for approximately $10.4 million in cash. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 1999



NOTE 5 - SEGMENTS

Compuware operates in two business segments in the software industry: products and services. The Company provides software products and professional services to the world's largest IT organizations that help information technology professionals efficiently develop, implement and support the applications that run their businesses.

Financial information for the Company's business segments is as follows (in thousands):


                                                                                     Three Months Ended
                                                                                          June 30,
                                                                                    --------------------
                                                                                      1999       1998
                                                                                    ---------  ---------
   Revenue:
     Products:
       Mainframe                                                                    $ 219,331  $ 169,316
       Client/Server                                                                   39,361     34,008
     Services                                                                         184,359    135,299
                                                                                    ---------  ---------
   Total revenues                                                                   $ 443,051  $ 338,623
                                                                                    =========  =========

   Operating Expenses:
     Products                                                                       $ 133,966  $ 128,075
     Services                                                                         158,480    112,726
     Administrative and general                                                        14,690     15,033
                                                                                    ---------  ---------
   Total operating expenses                                                         $ 307,136  $ 255,834
                                                                                    =========  =========

   Income from operations, before other income:
     Products                                                                       $ 124,726  $  75,249
     Services                                                                          25,879     22,573
     Administrative and general                                                       (14,690)   (15,033)
                                                                                    ---------  ---------
   Income from operations, before other income                                        135,915     82,789
     Other income                                                                       5,846      5,836
                                                                                    ---------  ---------
   Income before income taxes                                                       $ 141,761  $  88,625
                                                                                    =========  =========

Financial information regarding geographic operations are presented in the table below (in thousands):


                                                                                      1999        1998
                                                                                    ---------  ---------
   Revenue:
     United States                                                                  $ 346,664  $ 247,711
     European subsidiaries                                                             73,355     62,660
     Other international operations                                                    23,032     28,252
                                                                                    ---------  ---------
   Total revenue                                                                    $ 443,051  $ 338,623
                                                                                    =========  =========

The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly, such information is not provided. Less than 10 percent of the Company's long-lived assets, other than financial instruments, are located outside of the United States.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 1999




NOTE 6 - SUBSEQUENT EVENTS

VIASOFT ACQUISITION

On July 15, 1999, the Company and Viasoft, Inc. announced they entered into an agreement for Compuware to acquire Viasoft through a cash tender offer. A wholly owned subsidiary of Compuware has offered to purchase any and all outstanding shares of Viasoft's common stock for $9 per share, for total consideration of $168 million. The acquisition will be accounted for under the purchase method of accounting. It is expected that the purchase price will be funded by cash on hand and borrowings under a credit facility that was finalized in August 1999. On August 3, 1999, the U.S. Department of Justice requested additional information in connection with its review of the proposed acquisition. The Company is currently in the process of preparing a response to the Department.

CREDIT FACILITY

In August 1999, the Company entered into a four year unsecured credit agreement with several major financial institutions for $900 million. Proceeds from the credit facility will be used to finance the acquisition of DPRC and Viasoft. The remaining amount under the credit facility will be used for future acquisitions and working capital requirements. Interest may be determined on a Eurodollar or prime rate basis at the Company's option. The credit agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. As of August 10, 1999, the Company had $300 million outstanding under the credit arrangement.

The Company's $30 million revolving bank credit facility was terminated concurrently with the signing of the new credit facility.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the Company's consolidated statements of income as a percentage of total revenues and the percentage change in such items compared to the prior period:


                                                                                      Period-
                                                            Percentage of            to-Period
                                                            Total Revenues             Change
                                                          ------------------         ---------
                                                          Three Months Ended           1998
                                                               June 30,                 to
                                                          ------------------
                                                            1999      1998             1999
                                                          --------  --------         ---------
 Revenues:
   Software license fees                                      36.3%     38.0%             25.1%
   Maintenance fees                                           22.1      22.0              30.9
   Professional services fees                                 41.6      40.0              36.3
                                                          --------   -------
      Total revenues                                         100.0     100.0              30.8
                                                          --------   -------

 Operating expenses:
   Cost of software license fees                               1.3       2.0             (10.2)
   Cost of maintenance                                         2.4       2.8              11.9
   Cost of professional services                              35.8      33.3              40.6
   Software product development                                3.9       4.5              13.1
   Sales and marketing                                        22.6      28.6               3.6
   Administrative and general                                  3.3       4.4              (2.3)
                                                          --------   -------
     Total operating expenses                                 69.3      75.6              20.1
                                                          --------   -------

 Income from operations                                       30.7      24.4              64.2

 Interest and investment income, net                           1.3       1.8               0.2
                                                          --------   -------

 Income before income taxes                                   32.0      26.2              60.0

 Income tax provision                                         11.5       8.8              71.4
                                                          --------   -------

 Net income                                                   20.5%     17.4%             54.2%
                                                          ========   =======

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company operates in two business segments in the software industry: products and professional services.

PRODUCTS REVENUE

The Company's products are designed to support three key activities within the application development process: building, testing and managing the application to optimize performance in production. Products revenue consists of software license fees and maintenance fees. Products revenue comprised 58.4% and 60.0% of total Company revenue during the first quarter of fiscal years 2000 and 1999, respectively. Mainframe product revenue increased $50.0 million or 29.5%, to $219.3 million during the first quarter of fiscal year 2000 from $169.3 million during the first quarter of fiscal year 1999. Client/server revenue increased $5.4 million or 15.7%, to $39.4 million during the first quarter of fiscal year 2000 from $34.0 million during the first quarter of fiscal year 1999. These increases were primarily a result of sales to customers who increased their CPU size or MIPS operating capacity during the quarter.

PROFESSIONAL SERVICES REVENUE

The Company offers a broad range of data processing professional services, including business systems analysis, design and programming, software conversion and system planning and consulting. Professional services revenue comprised 41.6% and 40.0% of total Company revenue during the first quarter of fiscal years 2000 and 1999, respectively. Revenue from professional services increased $49.1 million, or 36.3%, to $184.4 million during the first quarter of fiscal year 2000 from $135.3 million in the first quarter of fiscal year 1999. More than 85% of the Company's total professional services revenue is generated in the United States; however, these increases spanned all geographic regions. The Company plans to continue this growth naturally and through acquisitions both in the United States and internationally.

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

Financial information for the Company's products segment is as follows (in thousands):


                                                 Three Months Ended June 30,
                                                -----------------------------
                                                    1999            1998
                                                -------------   -------------
    Revenue                                     $     258,692   $     203,324
    Operating expenses                                133,966         128,075
                                                -------------   -------------
    Products operating profit                   $     124,726   $      75,249
                                                =============   =============

Products revenue by geographic location is presented in the table below (in thousands):

                                                 Three Months Ended June 30,
                                                -----------------------------
                                                    1999            1998
                                                -------------   -------------
    United States                               $     182,879   $     126,861
    European subsidiaries                              55,471          49,640
    Other international operations                     20,342          26,823
                                                -------------   -------------
    Total products revenue                      $     258,692   $     203,324
                                                =============   =============

The products segment generated operating margins of 48.2% and 37.0% during the first quarter of fiscal year 2000 and 1999, respectively. Products expenses include cost of software license fees, cost of maintenance, software product development costs and sales and marketing expenses. The increase in the operating margins quarter over quarter is primarily a result of economies associated with larger sales volumes, more sales representatives in the field with increased sales productivity, additional product offerings, and increased market penetration of our client/server products.

Cost of software license fees includes amortization of capitalized software, the cost of preparing and disseminating products to customers and the cost of author royalties. Cost of software license fees decreased $0.7 million, or 10.2%, to $5.9 million in the first quarter of 2000 from $6.6 million in the first quarter of 1999. The decrease in these costs is due primarily to a decrease in amortization of internally developed software products, decreased author royalties and decreased packaging and distribution costs. As a percentage of software license fees, these costs were 3.7% and 5.1% in the first quarter of fiscal years 2000 and 1999, respectively.

Cost of maintenance consists of the cost of maintenance programmers and product support personnel and the computing, facilities and benefits costs allocated to such personnel. Cost of maintenance increased $1.1 million, or 11.9%, to $10.4 million in the first quarter of fiscal year 2000 from $9.3 million in the first quarter of fiscal year 1999. The increase in cost of maintenance was due primarily to the increase in maintenance and support staff in order to support the worldwide growth of the installed base. However, as a percentage of maintenance fees, these costs were 10.6% and 12.4% for the first quarter of fiscal years 2000 and 1999, respectively. The Company will continue to look for ways to reduce this percentage while maintaining superior service levels and high renewal rates.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Software product development costs consist of the cost of programming personnel, the facilities, computing and benefits costs allocated to such personnel and the costs of preparing user and installation guides for the Company's software products, less the amount of software development costs capitalized during the period. Software product development costs increased $2.0 million or 13.1%, to $17.3 million in the first quarter of fiscal year 2000 from $15.3 million in the first quarter of fiscal year 1999. The increase in these costs was due primarily to an increase in software development staff needed to meet the demand for new and enhanced products. While continuing to support and enhance its traditional mainframe products, the Company has significantly increased the resources allocated to developing and enhancing its client/server product lines. Before the capitalization of internally developed software products, total research and development expenditures for the first quarter of fiscal year 2000 increased $2.3 million, or 12.9%, to $20.5 million from $18.2 million in first quarter of fiscal year 1999. Capitalized research and development expenditures as a percentage of total software product development costs decreased to 15.4% in the first quarter of fiscal year 2000 from 15.6% in the first quarter of fiscal year 1999.

Sales and marketing costs consist of the sales and marketing expenses associated with the Company's products business, which include costs of direct sales, sales support and marketing staff, the facilities and benefits costs allocated to such personnel and the costs of marketing and sales incentive programs. Sales and marketing costs increased $3.4 million or 3.6%, to $100.3 million in the first quarter of fiscal year 2000 from $96.9 million in the first quarter of fiscal year 1999. As a percentage of license fees, these costs were 62.3% and 75.3% for the first quarter of fiscal years 2000 and 1999, respectively. The increase in sales and marketing costs was largely attributable to the expansion of the worldwide sales force and increased travel related expenditures, offset by reductions in commissions paid to third parties, reduced expenditures for the corporate advertising campaign and currency gains on international accounts receivable. The direct sales and sales support staff increased by 349 to 2,312 people at the end of the first quarter of fiscal year 2000, as compared to 1,963 at the end of the first quarter of fiscal year 1999.

Financial information for the Company's professional services segment is as follows (in thousands):


                                                      Three Months Ended June 30,
                                                     -----------------------------
                                                         1999             1998
                                                     ------------     ------------
    Revenue                                          $    184,359     $    135,299
    Operating expenses                                    158,480          112,726
                                                     ------------     ------------
    Professional services operating profit           $     25,879     $     22,573
                                                     ============     ============


Professional services revenue by geographic location is presented in the table below (in thousands):


                                                      Three Months Ended June 30,
                                                     -----------------------------
                                                         1999             1998
                                                     ------------     ------------
    United States                                    $    163,785     $    120,850
    European subsidiaries                                  17,884           13,020
    Other international operations                          2,690            1,429
                                                     ------------     ------------
    Total professional services revenue              $    184,359     $    135,299
                                                     ============     ============

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The professional services segment generated operating margins of 14.0% and 16.7% during the first quarter of fiscal years 2000 and 1999, respectively. The decrease in the professional services margin is primarily attributable to increased allocations of costs of corporate systems and to additional billable staff temporarily off assignment. Cost of professional services includes all costs of the Company's professional services business, including the personnel costs of the professional, management and administrative staff of the Company's services business and the facilities and benefits costs allocated to such personnel. Cost of professional services increased $45.8 million, or 40.6%, to $158.5 million in the first quarter of fiscal year 2000 from $112.7 million in the first quarter of fiscal year 1999. The increase in these expenses was due primarily to an increase of 1,712 professional billable staff to 6,478 in the first quarter of fiscal year 2000 from 4,766 people at the end of the first quarter of fiscal year 1999, increase in sub-contractor costs, and to a lesser extent, increases in employee training and development costs and an increase in travel related expenditures.

Administrative and general expenses decreased $0.3 million, or 2.3%, to $14.7 million in the first quarter of fiscal year 2000 from $15.0 million in the first quarter of fiscal year 1999. As a percentage of total revenue, these expenses continue to decrease to 3.3% and 4.4% of total revenue during the first quarter of fiscal years 2000 and 1999, respectively. These decreases are primarily a result of increased revenues with no significant changes in corporate expenditures.

The Company's provision for income taxes was $51.0 million in the first quarter of fiscal year 2000, which represents an effective tax rate of 36.0%. This compares to a tax provision of $29.8 million in the first quarter of fiscal year 1999, which represents an effective tax rate of 33.6%. The increase in the effective tax rate was due primarily to the growth in pre-tax earnings, which dilutes the effect of the tax credits on the effective tax rates and the non-deductibility of goodwill amortization related to recent acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had approximately $366.2 million in cash and investments which resulted primarily from cash generated from operations. During the first quarter of fiscal years 2000 and 1999, Compuware generated $63.4 million and $104.2 million, respectively, in operating cash flow. During these periods, the Company had capital expenditures which included property and equipment, capitalized research and software development and purchased software of $8.7 million and $8.6 million, respectively.

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

On June 24, 1999, Compuware announced it had entered into an agreement to purchase all outstanding shares of common stock of Data Processing Resources Corporation for an aggregate cash expenditure of $501 million. This amount includes $115 million of DPRC subordinated debt. In August 1999, Compuware entered into a four year unsecured credit

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


agreement for $900 million with several major financial institutions. The purchase of DPRC will be funded by cash on hand and borrowings under the credit agreement (See Notes 4 and 6).

On July 15, 1999, the Company and Viasoft, Inc. announced they entered into an agreement for Compuware to acquire Viasoft through a cash tender offer. A wholly owned subsidiary of Compuware has offered to purchase any and all outstanding shares of Viasoft's common stock for $9 per share, for total consideration of $168 million. The acquisition will be accounted for under the purchase method of accounting. It is expected that the purchase price will be funded by cash on hand and borrowings under the credit facility. On August 3, 1999, the U.S. Department of Justice requested additional information in connection with its review of the proposed acquisition. The Company is currently in the process of preparing a response to the Department.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which requires the Company to adopt this statement with its fiscal year ending March 31, 2001. The Company has not determined the effect, if any, that adoption will have on its financial position or results of operations.

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

The costs for Year 2000-related activities are being budgeted as necessary. Costs of the Company's Year 2000 compliance activities have not had and are not expected to have a material impact on the Company's results of operations or financial position. This expectation assumes that the Company will not be obligated to incur significant Year 2000 related costs on behalf of its customers or suppliers, and that the Company's critical vendors will be able to meet their commitments to the Company. The Company cannot predict, however, the effects on the Company of Year 2000-related difficulties of its business partners, vendors and customers.

The Company believes it will be adequately prepared to meet the challenges of the coming of Year 2000 without significant impact to the Company's ability to carry on its normal business operations. Management estimates that it is approximately 95% complete with all remediation efforts as of June 30, 1999, which includes 100% completion of all critical business systems and supported software products. The balance of the efforts yet to be expended are in the areas of non-IT assets, monitoring supplier compliance, and contingency planning.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K.

   (a) Exhibits.

          The following exhibits are filed herewith.

          Exhibit
          Number    Description of Document
          -------   -----------------------
          27.0      Financial Data Schedule

   (b) Reports on Form 8-K.

          A Form 8-K was filed July 8, 1999 regarding the agreement and plan of merger among Compuware, DPRC and COMP Acquisition Co. The financial statements required to be filed with such Report will be filed as an amendment to such form 8-K no later than 60 days after the date of filing such Report. See Notes 4 and 6 to the Condensed Consolidated Financial Statements.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            COMPUWARE CORPORATION


Date:    August 12, 1999                        By: /s/ Joseph A. Nathan
         ---------------                            --------------------

                                                Joseph A. Nathan
                                                President
                                                Chief Operating Officer




Date:    August 12, 1999                        By: /s/ Laura L. Fournier
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