Form 10-Q
period 1999-09-30
COMPUWARE CORPORATION
filed 1999-11-15
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                        ----------  ---------

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

As of November 5, 1999, there were outstanding 357,850,893 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 22 pages



PART I.  FINANCIAL INFORMATION                                                                      Page
         ---------------------                                                                      ----
Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of
              September 30, 1999 and March 31, 1999                                                    3

              Condensed Consolidated Statements of Operations
              for the three months and six months ended                                                4
              September 30, 1999 and 1998

              Condensed Consolidated Statements of Cash Flows
              for the six months ended September 30, 1999 and 1998                                     5

              Notes to Condensed Consolidated Financial
              Statements                                                                               6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                           11



PART II. OTHER INFORMATION
         -----------------

Item 4.       Submission of Matters to a Vote of Security Holders                                     19

Item 6.       Exhibits and Reports on Form 8-K                                                        20

SIGNATURES                                                                                            21
----------



                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                      SEPTEMBER 30,          MARCH 31,
                                  ASSETS                                                   1999                1999
                                  ------                                          -------------------    ----------------
                                                                                      (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                         $      52,208       $     193,128
   Investments                                                                             155,683             309,787
   Accounts receivable, net                                                                619,751             526,469
   Deferred tax asset                                                                       20,527              16,727
   Prepaid expenses and other current assets                                                27,019              25,979
                                                                                     ---------------     ----------------
       Total current assets                                                                875,188           1,072,090
                                                                                     ---------------     ----------------

INVESTMENTS                                                                                105,207             175,689
                                                                                     ---------------     ----------------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                                           108,397              94,786
                                                                                     ---------------     ----------------

CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION                                                                             89,104              48,095
                                                                                     ---------------     ----------------

OTHER:
   Accounts receivable                                                                     291,084             145,793
   Excess of cost over fair value of net assets acquired,
       less accumulated amortization                                                       619,354              87,713
   Other                                                                                    74,943              52,517
                                                                                     ---------------     ----------------
       Total other assets                                                                  985,381             286,023
                                                                                     ---------------     ----------------

TOTAL ASSETS                                                                         $   2,163,277       $   1,676,683
                                                                                     ===============     ================

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                                  $      43,450       $      71,129
   Accrued expenses                                                                        189,505             168,254
   Income taxes payable                                                                     19,244              27,153
   Deferred revenue                                                                        290,467             254,968
                                                                                     ----------------    ----------------
       Total current liabilities                                                           542,666             521,504

DEFERRED REVENUE                                                                           121,699              75,657

LONG TERM DEBT                                                                             515,237
                                                                                     ----------------    ----------------

       Total liabilities                                                                 1,179,602             597,161
                                                                                     ----------------    ----------------

SHAREHOLDERS' EQUITY:
   Common stock                                                                              3,576               3,679
   Additional paid-in capital                                                              494,885             304,825
   Retained earnings                                                                       485,508             777,318
   Accumulated other comprehensive income                                                     (294)             (6,300)
                                                                                     ----------------    ----------------
       Total shareholders' equity                                                          983,675           1,079,522
                                                                                     ----------------    ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $   2,163,277       $   1,676,683
                                                                                     ================    ================

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                       -------------------------------- ----------------------------------
                                                            1999             1998            1999               1998
                                                       ---------------- --------------- ----------------  -----------------
REVENUES:
   Software license fees                               $     211,634    $     135,043   $     372,586     $     263,673
   Maintenance fees                                          102,970           79,948         200,710           154,642
   Professional services fees                                253,545          151,578         437,904           286,877
                                                       ---------------- --------------- ----------------  ----------------

       Total revenues                                        568,149          366,569       1,011,200           705,192
                                                       ---------------- --------------- ----------------  ----------------
OPERATING EXPENSES:
   Cost of software license fees                               6,916            7,280          12,862            13,900
   Cost of maintenance                                        10,879            9,029          21,259            18,309
   Cost of professional services                             230,466          123,683         388,946           236,409
   Software product development                               18,336           16,003          35,661            31,318
   Sales and marketing                                       113,796           90,278         214,111           187,138
   Administrative and general                                 22,978           18,118          37,668            33,151
   Purchased research and development                         17,900            2,750          17,900             2,750
                                                       ---------------- --------------- ----------------  ----------------

       Total operating expenses                              421,271          267,141         728,407           522,975
                                                       ---------------- --------------- ----------------  ----------------

INCOME FROM OPERATIONS                                       146,878           99,428         282,793           182,217

OTHER INCOME (EXPENSE):
   Interest and investment income                              5,554            6,942          11,564            12,901
   Interest expense                                           (4,873)            (148)         (5,037)             (271)
                                                       ---------------- --------------- ----------------  ----------------
       Total other income                                        681            6,794           6,527            12,630
                                                       ---------------- --------------- ----------------  ----------------

INCOME  BEFORE INCOME TAXES                                  147,559          106,222         289,320           194,847

INCOME TAX PROVISION                                          55,777           36,434         106,811            66,212
                                                       ---------------- --------------- ----------------  ----------------

NET INCOME                                             $      91,782    $      69,788   $     182,509     $     128,635
                                                       ================ =============== ================  ================
Basic earnings per share                               $        0.26    $        0.19   $        0.51     $        0.35
                                                       ================ =============== ================  ================
Diluted earnings per share                             $        0.24    $        0.17   $        0.47     $        0.32
                                                       ================ =============== ================  ================


See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            SIX MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                      -----------------------------
                                                                                           1999           1998
                                                                                      -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $    182,509   $    128,635
   Adjustments to reconcile net income to cash provided by
       operations:
       Purchased research and development                                                   17,900          2,750
       Depreciation and amortization                                                        25,661         19,939
       Tax benefit from exercise of stock options                                           25,491         44,706
       Deferred income taxes                                                                 7,474          2,870
       Other                                                                                 6,100           (113)
       Net change in assets and liabilities, net of effects from acquisitions:
           Accounts receivable                                                            (166,396)       (47,451)
           Prepaid expenses and other current assets                                           666        (11,390)
           Other assets                                                                    (34,806)           144
           Accounts payable and accrued expenses                                           (46,425)         7,758
           Deferred revenue                                                                 67,637         30,619
           Income taxes                                                                     (9,933)        12,502
                                                                                      -------------- --------------
                  Net cash provided by operating activities                                 75,878        190,969
                                                                                      -------------- --------------

CASH USED IN INVESTING ACTIVITIES:
   Purchase of:
       Businesses                                                                         (623,642)          (533)
       Property and equipment                                                              (15,846)       (11,670)
       Capitalized software                                                                 (6,019)        (5,786)
   Investments:
       Proceeds from maturity                                                              360,269        115,894
       Purchases                                                                          (130,064)      (385,459)
   Other                                                                                    (3,270)        (2,610)
                                                                                      -------------- --------------
                  Net cash used in investing activities                                   (418,572)      (290,164)
                                                                                      -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options                                              20,617          9,840
   Net proceeds from sale of common stock                                                   14,293          9,512
   Repurchase of common stock                                                             (348,373)
   Proceeds from (payment of) long term debt                                               515,237         (2,716)
                                                                                      -------------- --------------
                  Net cash provided by financing activities                                201,774         16,636
                                                                                      -------------- --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (140,920)       (82,559)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           193,128        206,278
                                                                                      -------------- --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $     52,208   $    123,719
                                                                                      ============== ==============

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 1999



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

Certain amounts in the fiscal 1999 financial statements have been reclassified to conform to the fiscal 2000 presentation.

NOTE 2 - COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share ("EPS") data were computed as follows (in thousands, except for per share data):


                                                            Three Months Ended                  Six Months Ended
                                                              September 30,                      September 30,
                                                      -------------------------------    -------------------------------
                                                          1999             1998               1999             1998
                                                      -------------    --------------    ---------------   --------------
     BASIC EPS:
     Numerator: Net Income                            $     91,782     $      69,788     $      182,509    $     128,635
                                                      -------------    --------------    ---------------   --------------
     Denominator:  Weighted-average
        common shares outstanding                          356,959           365,586            357,426          363,638
                                                      -------------    --------------    ---------------   --------------
     Basic EPS                                        $       0.26     $        0.19     $         0.51    $        0.35
                                                      =============    ==============    ===============   ==============

     DILUTED EPS:
     Numerator: Net Income                            $     91,782     $      69,788     $      182,509    $     128,635
                                                      -------------    --------------    ---------------   --------------
     Denominator: Weighted-average
        common shares outstanding                          356,959           365,586            357,426          363,638
     Dilutive effect of stock options                       27,976            36,574             27,845           36,938
                                                      -------------    --------------    ---------------   --------------
     Total shares                                          384,935           402,160            385,271          400,576
                                                      -------------    --------------    ---------------   --------------
     Diluted EPS                                      $       0.24     $        0.17     $         0.47    $        0.32
                                                      =============    ==============    ===============   ==============


                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 1999



NOTE 3 - COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation gains and losses and gains on marketable securities that have been excluded from net income and reflected instead in equity. Total comprehensive income is summarized as follows (in thousands):


                                                      Three Months Ended                    Six Months Ended
                                                         September 30,                        September 30,
                                                --------------------------------    ----------------------------------
                                                    1999              1998              1999                1998
                                                -------------    ---------------    --------------     ---------------

Net income                                      $    91,782      $      69,788      $     182,509      $     128,635
Foreign currency translation
    adjustment, net of tax                            1,047                431                987
Unrealized gain on marketable
    securities, net of tax                            5,019                                 5,019
                                                -------------    ---------------    --------------     ---------------
    Total comprehensive income                  $    97,848      $      70,219      $     188,515      $     128,635
                                                =============    ===============    ==============     ===============


NOTE 4 - ACQUISITIONS


In September 1999, the Company acquired Livernois Staffing Services, LLC (Livernois) a privately held provider of engineering and information technology services for approximately $1.5 million in cash, notes payable that are due within one year and assumed liabilities of approximately $0.1 million. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $1.6 million and is being amortized over a ten-year period on a straight-line basis.

In September 1999, the Company acquired Programart Corporation (Programart) a privately held developer of application performance management software for approximately $125 million in cash. Of the total purchase price, $17.9 million was allocated to in-process research and development based upon independent valuations of the expected future cash flows, less costs to complete the development. In accordance with SFAS No. 2, this amount was expensed as of the purchase date. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $60.4 million and is being amortized over a twenty-year period on a straight-line basis.

In August 1999, the Company acquired all outstanding common shares of Data Processing Resources Corporation ("DPRC"), a professional services company, for approximately $518 million in cash. This amount includes $115 million of DPRC subordinated debt and third party expenses of approximately $7 million. The acquisition has been accounted for under the purchase method of accounting and, accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $462 million and is being amortized over a twenty-year period on a straight-line basis.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 1999


In May 1999, the Company acquired Reliant Data Systems, a privately held developer of data migration software, for approximately $10.4 million in cash and assumed liablilities of approximately $3.0 million. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $13.4 million and is being amortized over a fifteen-year period on a straight-line basis.

The pro forma unaudited consolidated results of operations assume the acquisitions occurred as of the beginning of each of the periods presented (in thousands, except per share amounts):

                                               Three Months Ended                        Six Months Ended
                                                  September 30,                            September 30,
                                        ----------------------------------    ----------------------------------------
                                             1999               1998                1999                  1998
                                        ---------------     --------------    -----------------    -------------------
Revenues                                $      614,422      $     456,407     $      1,163,144     $         875,578
Net Income                                      87,288             63,676              175,411               117,195
Diluted earnings per share                        0.23               0.16                 0.46                  0.29



The pro forma results include the amortization of the goodwill and interest expense on debt assumed to finance these purchases. These amounts do not reflect any benefit from the anticipated reduction in costs for certain corporate functions from combined operations. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 1999


NOTE 5 - SEGMENTS

Compuware operates in two business segments in the software industry: products and services. The Company provides software products and professional services to the world's largest IT organizations that help information technology professionals efficiently develop, implement and support the applications that run their businesses.

Financial information for the Company's business segments is as follows (in thousands):

                                                     Three Months Ended                       Six Months Ended
                                                        September 30,                          September 30,
                                             ------------------------------------  ---------------------------------------
                                                  1999               1998                 1999                1998
                                             ----------------  ------------------  -------------------  ------------------
Revenue:
  Products:
    Mainframe                                $     258,775     $        175,602    $        478,106     $      344,917
    Client/Server                                   55,829               39,389              95,190             73,398
  Services                                         253,545              151,578             437,904            286,877
                                             ----------------  ------------------  -------------------  ------------------
Total revenues                               $     568,149     $        366,569    $      1,011,200     $      705,192
                                             ================  ==================  ===================  ==================

Operating Expenses:
  Products                                   $     149,927     $        122,590    $        283,893     $      250,665
  Services                                         230,466              123,683             388,946            236,409
  Administrative and general                        22,978               18,118              37,668             33,151
                                             ----------------  ------------------  -------------------  ------------------
Total operating expenses                     $     403,371     $        264,391    $        710,507     $      520,225
                                             ================  ==================  ===================  ==================

Income from operations, before other
income and expense and purchased
research and development:
  Products                                   $     164,677     $         92,401   $         289,403     $      167,650
  Services                                          23,079               27,895              48,958             50,468
  Administrative and general                       (22,978)             (18,118)            (37,668)           (33,151)
                                             ----------------  ------------------  -------------------  ------------------
Income from operations, before other
income and expense and purchased
research and development                           164,778              102,178             300,693            184,967
  Purchased research and development               (17,900)              (2,750)            (17,900)            (2,750)
  Other income and expense                             681                6,794               6,527             12,630
                                             ----------------  ------------------  -------------------  ------------------
Income before income taxes                   $     147,559     $        106,222    $        289,320     $      194,847
                                             ================  ==================  ===================  ==================




                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 1999

NOTE 6 - CREDIT FACILITY

In August 1999, the Company entered into a four year unsecured credit agreement with several major financial institutions for $900 million. Proceeds from the credit facility were used to finance the acquisitions of DPRC and Programart. The remaining amount under the credit facility will be used for future acquisitions and working capital requirements. Interest may be determined on a Eurodollar or prime rate basis at the Company's option. For the quarter ended September 30, 1999, the average interest rate was 6.55% based upon the Eurodollar rate. The credit agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. As of September 30, 1999, the Company had $515 million outstanding under the credit arrangement.

The Company's $30 million revolving bank credit facility was terminated concurrently with the signing of the new credit facility.



NOTE 7 - SUBSEQUENT EVENTS

VIASOFT ACQUISITION

In July 1999, the Company and Viasoft, Inc. announced that an agreement had been reached whereby Compuware will acquire Viasoft through a cash tender offer. A wholly owned subsidiary of Compuware has offered to purchase any and all outstanding shares of Viasoft's common stock for $9 per share, for total consideration of $168 million. On October 28, 1999, the Department of Justice announced that it will file suit to block this merger. Compuware has extended the tender offer to November 29, 1999, to provide additional time to pursue available options in defense of the civil action. If allowed to proceed, it is expected that this purchase will be funded by cash on hand and borrowings under the credit facility.


CACI INTERNATIONAL INC. ACQUISITION

In November 1999, the Company and CACI International Inc. (CACI) announced that an agreement had been reached whereby Compuware will acquire the COMNET products group from CACI for $40 million.

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



RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the Company's consolidated statements of income as a percentage of total revenues and the percentage change in such items compared to the prior period:


                                                 Percentage of                              Percentage of
                                                Total Revenues                             Total Revenues
                                           -------------------------                 ----------------------------
                                              Three Months Ended        Period-           Six Months Ended         Period-
                                                 September 30,         to-Period            September 30,         to-Period
                                           -------------------------                 ----------------------------
                                              1999           1998       Change            1999           1998        Change
                                           ---------------------------------------   -----------------------------------------
REVENUE:
  Software license fees                         37.3%         36.8%         56.7%           36.8%          37.4%        41.3%
  Maintenance fees                              18.1%         21.8%         28.8%           19.9%          21.9%        29.8%
  Professional services fees                    44.6%         41.4%         67.3%           43.3%          40.7%        52.6%
                                           -------------------------                 ----------------------------
   Total revenue                               100.0%        100.0%         55.0%          100.0%         100.0%        43.4%
                                           -------------------------                 ----------------------------

OPERATING EXPENSES:
  Cost of software license fees                  1.2%          2.0%         (5.0%)           1.2%           2.1%        (7.5%)
  Cost of maintenance                            1.9%          2.5%         20.5%            2.1%           2.6%        16.1%
  Cost of professional services                 40.6%         33.7%         86.3%           38.5%          33.5%        64.5%
  Software product development                   3.2%          4.4%         14.6%            3.5%           4.4%        13.9%
  Sales and marketing                           20.0%         24.6%         26.1%           21.2%          26.5%        14.4%
  Administrative & general                       4.0%          4.9%         26.8%            3.7%           4.7%        13.6%
  Purchased research & development               3.2%          0.8%        550.9%            1.8%           0.4%       550.9%
                                           -------------------------                 ----------------------------
   Total operating expenses                     74.1%         72.9%         57.7%           72.0%          74.2%        39.3%
                                           -------------------------                 ----------------------------
Income from operations                          25.9%         27.1%         47.7%           28.0%          25.8%        55.2%


  Other income                                   0.1%          1.9%        (90.0%)           0.6%           1.8%       (48.3%)
                                           -------------------------                 ----------------------------
 Income before taxes                            26.0%         29.0%         38.9%           28.6%          27.6%        48.5%

   Income tax provision                          9.8%         10.0%         53.1%           10.6%           9.4%        61.3%
                                           -------------------------                 ----------------------------
 Net income                                     16.2%         19.0%         31.5%           18.0%          18.2%        41.9%
                                           =========================                 ============================

                                       11

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



The Company operates in two business segments in the software industry: products and professional services.

PRODUCTS REVENUE

The Company's products are designed to support three key activities within the application development process: building, testing and managing the application to optimize performance in production. Products revenue consists of software license fees and maintenance fees. Products revenue comprised 55.4% and 58.6% of total Company revenue during the second quarters of fiscal years 2000 and 1999, respectively, and 56.7% and 59.3% of total Company revenue during the first six months of fiscal years 2000 and 1999, respectively. Mainframe product revenue increased $83.2 million or 47.4%, to $258.8 million during the second quarter of fiscal year 2000 from $175.6 million during the second quarter of fiscal year 1999 and $133.2 million or 38.6%, to $478.1 million during the first six months of fiscal year 2000 from $344.9 million during the first six months of fiscal year 1999. Client/server revenue increased $16.4 million or 41.7%, to $55.8 million during the second quarter of fiscal year 2000 from $39.4 million during the second quarter of fiscal year 1999 and $21.8 million or 29.7%, to $95.2 million during the first six months of fiscal year 2000 from $73.4 million during the first six months of fiscal year 1999. These increases occurred across all product lines and reflect an increase in large multi-product sales, as well as increases in e-commerce activity.

During September 1999, the Company acquired substantially all assets and certain liabilities of Programart Corporation. (See Note 4.) This acquisition introduced two new products, Strobe MVS Application Performance Measurement System and APMpower Application Performance Analysis System to the Compuware Corporation product line.

PROFESSIONAL SERVICES REVENUE

The Company offers a broad range of data processing professional services, including business systems analysis, design and programming, software conversion and system planning and consulting. Professional service revenue comprised 44.6% and 41.4% of total Company revenue during the second quarters of fiscal years 2000 and 1999, respectively, and 43.3% and 40.7% of total Company revenue during the first six months of fiscal years 2000 and 1999, respectively. Revenue from professional services increased $102.0 million, or 67.3%, to $253.6 million during the second quarter of fiscal year 2000 from $151.6 million in the second quarter of fiscal year 1999 and revenue from professional services increased $151.0 million, or 52.6%, to $437.9 million during the first six months of fiscal year 2000 from $286.9 million in the first six months of fiscal year 1999. The Company's North American operations generated 92.8% and 88.4% of total professional services revenue during the second quarters of fiscal years 2000 and 1999, respectively, and 91.2% and 88.9% of total professional services revenue during the first six months of fiscal years 2000 and 1999, respectively. International services revenue also increased slightly during these periods. During August 1999, the Company completed the acquisition of Data Processing Resources Corporation (DPRC). Excluding DPRC, total professional services increased $32.7 million or 21.6% during the second quarter of fiscal year 2000 and $81.8 million or 28.5% during the six months ended September 30, 1999. The Company plans to continue growing naturally and through acquisitions both in North America and internationally.

OPERATING PROFIT

The Company evaluates the performance of its segments based primarily on operating profit before corporate expenses, purchased research and development expense, net interest income and income taxes.

Financial information for the Company's products segment is as follows (in thousands):

                                                       Three Months Ended                      Six Months Ended
                                                          September 30,                          September 30,
                                              -------------------------------------- --------------------------------------
                                                    1999                1998               1999                1998
                                              ------------------ ------------------- ------------------ -------------------

    Revenue                                   $         314,604  $       214,991     $        573,296   $        418,315
    Operating expenses                                  149,927          122,590              283,893            250,665
                                              ------------------ ------------------- ------------------ -------------------
    Products operating profit                 $         164,677  $        92,401     $        289,403   $        167,650
                                              ================== =================== ================== ===================


Products revenue by geographic location is presented in the table below (in thousands):


                                                       Three Months Ended                     Six Months Ended
                                                           September 30,                        September 30,
                                              -------------------------------------- --------------------------------------
                                                    1999                1998               1999                1998
                                              ------------------ ------------------- ------------------ -------------------
    United States                             $       219,850    $       138,436     $       402,730    $       265,297
    European subsidiaries                              64,632             57,090             120,102            106,730
    Other international operations                     30,122             19,465              50,464             46,288
                                              ------------------ ------------------- ------------------ -------------------
    Total products revenue                    $       314,604    $       214,991     $       573,296    $       418,315
                                              ================== =================== ================== ===================


The products segment generated operating margins of 52.3% and 43.0% during the second quarters of fiscal years 2000 and 1999, respectively, and operating margins of 50.5% and 40.1% during the first six months of fiscal years 2000 and 1999, respectively. Products expenses include cost of software license fees, cost of maintenance, software product development costs and sales and marketing expenses. The increase in the operating margins quarter over quarter is primarily a result of economies associated with larger sales volumes, more sales representatives in the field with increased sales productivity, additional product offerings, and increased market penetration of our client/server products.

Cost of software license fees includes amortization of capitalized software, the cost of preparing and disseminating products to customers and the cost of author royalties. Cost of software license fees decreased $0.4 million, or 5.0%, to $6.9 million in the second quarter of fiscal year 2000 from $7.3 million in the second quarter of fiscal year 1999 and decreased $1.0 million, or 7.5%, to $12.9 million in the first six months of fiscal year 2000 from $13.9 million in the first six months of fiscal year 1999. The decrease in these costs is due primarily to a decrease in amortization of internally developed software products, decreased author royalties and decreased packaging and distribution costs. As a percentage of software license fees, these costs were 3.3% and 5.4% in the second quarters of fiscal years 2000 and 1999, respectively, and 3.5% and 5.3% in the first six months of fiscal years 2000 and 1999, respectively.

Cost of maintenance consists of the cost of maintenance programmers and product support personnel and the computing, facilities and benefits costs allocated to such personnel. Cost of maintenance increased $1.9 million, or 20.5%, to $10.9 million in the second quarter of fiscal

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 1999
                                  (CONTINUED)


year 2000 from $9.0 million in the second quarter of fiscal year 1999 and increased $3.0 million, or 16.1%, to $21.3 million in the first six months of fiscal year 2000 from $18.3 million in the first six months of fiscal year 1999. The increase in cost of maintenance was due primarily to the increase in maintenance and support staff in order to support the worldwide growth of the installed customer base. However, as a percentage of maintenance fees, these costs were 10.6% and 11.3% for the second quarters of fiscal years 2000 and 1999, respectively, and 10.6% and 11.8% for the first six months of fiscal years 2000 and 1999, respectively. The Company will continue to look for ways to reduce this percentage while maintaining superior service levels and high renewal rates.

Software product development costs consist of the cost of programming personnel, the facilities, computing and benefits costs allocated to such personnel and the costs of preparing user and installation guides for the Company's software products, less the amount of software development costs capitalized during the period. Software product development costs increased $2.3 million or 14.6%, to $18.3 million in the second quarter of fiscal year 2000 from $16.0 million in the second quarter of fiscal year 1999 and increased $4.3 million or 13.9%, to $35.7 million in the first six months of fiscal year 2000 from $31.3 million in the first six months of fiscal year 1999. The increase in these costs was due primarily to an increase in software development staff and depreciation of computing equipment needed to meet the demand for new and enhanced products. While continuing to support and enhance its traditional mainframe products, the Company has significantly increased the resources allocated to developing and enhancing its client/server product lines. Before the capitalization of internally developed software products, total research and development expenditures for the second quarter of fiscal year 2000 increased $2.4 million, or 12.8%, to $21.4 million from $19.0 million in the second quarter of fiscal year 1999 and for the first six months of fiscal year 2000 these costs increased $4.8 million, or 12.8%, to $41.9 million from $37.1 million in the first six months of fiscal year 1999. Capitalized research and development expenditures as a percentage of total software product development costs decreased to 14.2% in the second quarter of fiscal year 2000 from 15.6% in the second quarter of fiscal year 1999 and decreased to 14.8% in the first six months of fiscal year 2000 from 15.6% in the first six months of fiscal year 1999.

Sales and marketing costs consist of the sales and marketing expenses associated with the Company's products business, which include costs of direct sales, sales support and marketing staff, the facilities and benefits costs allocated to such personnel and the costs of marketing and sales incentive programs. Sales and marketing costs increased $23.5 million or 26.1%, to $113.8 million in the second quarter of fiscal year 2000 from $90.3 million in the second quarter of fiscal year 1999 and increased $27.0 million or 14.4%, to $214.1 million in the first six months of fiscal year 2000 from $187.1 million in the first six months of fiscal year 1999. As a percentage of license fees, these costs were 53.8% and 66.9% for the second quarters of fiscal years 2000 and 1999, respectively, and 57.5% and 71.0% for the first six months of fiscal years 2000 and 1999, respectively. The increase in sales and marketing costs was largely attributable to the expansion of the worldwide sales force and increases in distributor commissions and travel related expenditures. The direct sales and sales support staff increased by 460 to 2,523 people at September 30, 1999, as compared to 2,063 at September 30, 1998.

During the second quarter of fiscal 2000, the Company acquired Programart, a developer of application management software. The acquisition cost was $125 million and accounted for as a purchase. The purchase price was allocated to the net tangible and intangible assets acquired including goodwill, and to in-process research and development. The in-process research and development includes the value of a product in the development stage that has not yet reached technological feasibility and is believed to have no alternative future use. As such, the Company expensed the in-process research and development as of the purchase date.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


The Company used an independent valuation to allocate the purchase price among the tangible assets, intangible assets and the in-process research and development. The "Income Approach" was used by the Company for its valuation of purchased software and in-process research and development and focuses on determining the income producing capability of these assets. The information for this analysis was obtained through interviews with appropriate company personnel and the review of market data, growth factors and expected technology trends. In applying the "Income Approach", the Company estimated the expected future cash flows, less the costs to complete the development, and discounted these cash flows to their present value using an 18% discount rate for the in-process research and development and 16% for existing software products.

Financial information for the Company's professional services segment is as follows (in thousands):

                                                        Three Months Ended                     Six Months Ended
                                                           September 30,                         September 30,
                                               ------------------------------------- --------------------------------------
                                                     1999               1998                1999               1998
                                               ------------------ ------------------ ------------------- ------------------
   Revenue                                     $       253,545    $        151,578   $        437,904    $        286,877
   Operating expenses                                  230,466             123,683            388,946             236,409
                                               ------------------ ------------------ ------------------- ------------------
   Professional services operating profit      $        23,079    $         27,895   $         48,958    $         50,468
                                               ================== ================== =================== ==================


Professional services revenue by geographic location is presented in the table below (in thousands):


                                                       Three Months Ended                      Six Months Ended
                                                          September 30,                          September 30,
                                               ------------------------------------- --------------------------------------
                                                     1999               1998                1999               1998
                                               ------------------ ------------------ ------------------- ------------------
   United States                               $       235,403    $       134,055    $       399,188     $       254,906
   European subsidiaries                                15,660             14,936             33,544              27,955
   Other international operations                        2,482              2,587              5,172               4,016
                                               ------------------ ------------------ ------------------- ------------------
   Total professional services revenue         $       253,545    $       151,578    $       437,904     $       286,877
                                               ================== ================== =================== ==================


The professional services segment generated operating margins of 9.1% and 18.4% during the second quarters of fiscal years 2000 and 1999, respectively, and 11.2% and 17.6% during the first six months of fiscal years 2000 and 1999, respectively. The decrease in the professional services margin is primarily attributable to increased allocations of costs of corporate systems, increased use of subcontractors for special services, and additional billable staff temporarily off assignment. Cost of professional services includes all costs of the Company's professional services business, including the personnel costs of the professional, management and administrative staff of the Company's services business and the facilities and benefits costs allocated to such personnel. Cost of professional services increased $106.8 million, or 86.3%, to $230.5 million in the second quarter of fiscal year 2000 from $123.7 million in the second quarter of fiscal year 1999 and increased $152.5 million, or 64.5%, to $388.9 million in the first six months of fiscal year 2000 from $236.4 million in the first six months of fiscal year 1999. The increase in these expenses was due primarily to an increase of 4,582 professional billable staff to 9,643 people at September 30, 1999, of which 3,350 people were added as a result of the DPRC acquisition, from 5,061 people at September 30, 1998. In addition, an increase in sub-contractor costs, and to a lesser extent, increases in employee training, development and travel related expenditures also contributed to the increase.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


Administrative and general expenses increased $4.9 million, or 26.8%, to $23.0 million in the second quarter of fiscal year 2000 from $18.1 million in the second quarter of fiscal year 1999 and increased $4.5 million, or 13.6%, to $37.7 million in the first six months of fiscal year 2000 from $33.2 million in the first six months of fiscal year 1999. The increase in administrative and general expenses is attributable, primarily, to the costs associated with merging recent acquisitions into existing operations. However, as a percentage of total revenue, these expenses decreased to 4.0% and 4.9% of total revenue during the second quarters of fiscal years 2000 and 1999, respectively, and decreased to 3.7% and 4.7% of total revenue during the first six months of fiscal years 2000 and 1999, respectively.

Net interest and investment income for the second quarter of fiscal year 2000 was $0.7 million as compared to $6.8 million in the second quarter of fiscal year 1999, and for the first six months of fiscal year 2000, net interest and investment income was $6.5 million as compared to $12.6 million in the first six months of fiscal year 1999. The decrease in net interest and investment income is primarily attributable to interest expense associated with the $900 million Senior Credit Facility discussed in the liquidity section of this document.

The Company's provision for income taxes was $55.8 million in the second quarter of fiscal year 2000, which represents an effective tax rate of 37.8% and $106.8 million in the first six months of fiscal year 2000, which represents an effective tax rate of 36.9%. This compares to a tax provision of $36.4 million in the second quarter of fiscal year 1999, which represents an effective tax rate of 34.3% and of $66.2 million in the first six months of fiscal year 1999, which represents an effective tax rate of 34.0%. The increase in the effective tax rate was due to the growth in pre-tax earnings, which dilutes the effect of the tax credits on the effective tax rate, nondeductible goodwill amortization associated with certain acquisitions and a shift of the Company's state apportionment to states with higher corporate income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had approximately $313.1 million in cash and investments which resulted primarily from cash generated from operations. During the first six months of fiscal years 2000 and 1999, Compuware generated $75.9 million and $191.0 million, respectively, in operating cash flow. During these periods, the Company had capital expenditures which included property and equipment, capitalized research and software development and purchased software of $21.9 million and $17.5 million, respectively.

As of September 30, 1999, the Company had $515.2 million in long term debt compared to $4.3 million as of September 30, 1998. This increase is attributed to borrowings under the $900 million Senior Credit Facility entered into on August 3, 1999. (See Note 6.)

As discussed in Note 4, the Company has acquired stock or assets of Livernois Staffing Services, LLC, Programart Corporation and Data Processing Resources Corporation during the quarter ended September 30, 1999. These acquisitions have been funded by cash on hand and borrowings under the Senior Credit Facility.

During July 1999, Compuware announced it has entered into an agreement to purchase all outstanding shares of common stock of Viasoft, Inc. for an aggregate purchase price of $168 million. On October 28, 1999, the Department of Justice announced that it will file suit to block this merger. Compuware has extended the tender offer to November 29, 1999, to provide additional time to pursue available options in defense of the civil action. If allowed to proceed, it is expected that this purchase will be funded by cash on hand and borrowings under the Senior Credit Facility.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt this statement for the year ending March 31, 2002. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company has not determined the effect, if any, that adoption will have on its financial position or results of operations.


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

The Company undertook a project to inventory and assess the impact of the Year 2000 on its software products in the middle of 1994. As a part of this project the Company identified the software products that would be supported beyond December 31, 1999. Plans were put in place to complete the necessary changes to make the identified software products Year 2000 compliant. The Company believes that all of the Company's current product offerings are Year 2000 compliant.

The Company has established a web page to update customers on the Year 2000 status of the software products. This site assists the customers in understanding the Year 2000 strategy. As part of this strategy, customers which have non-compliant or unsupported versions of the Company's products are being strongly urged to upgrade to a compliant product.

Part of the site gives customers access to frequently asked Year 2000 questions. The Company is committed to supporting its customers into the year 2000 and beyond. The strategy provides leadership and tools needed to meet the challenge of the millennium change.

The Company has undertaken a project to inventory, assess and remediate its internal software applications and other IT assets. Many of these applications are essential for day-to-day operations. The Company believes it has completed remediation, testing and implementation for all critical software. The remediation and testing activities have been performed exclusively by internal resources.

The Company is also in the process of assessing and remediating its other IT and non-IT assets. These include areas such as PCs, networks, voice mail, e-mail, building security, etc. This portion of the project is substantially complete. Additional testing will continue through the end of calendar 1999.

                      COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

The Company has also undertaken a project to identify its significant third-party suppliers, and is assessing Year 2000 issues so as to avoid any business disruption to the Company. In most cases, the Company must rely on supplier representations, without any ability to do independent testing or evaluation. Contingency plans are being developed for certain key suppliers which are deemed to be critical for the Company's operation. Based upon the information received to date, the Company does not expect any material financial impacts from difficulties attributable to suppliers, although the actual outcome is impossible to predict. Embedded systems and other non-IT systems have been evaluated for Year 2000 compliance, and are being repaired or replaced as necessary.

The costs for Year 2000-related activities are being budgeted as necessary. Costs of the Company's Year 2000 compliance activities have not been and are not expected to have a material impact on the Company's results of operations or financial position. This expectation assumes that the Company will not be obligated to incur significant Year 2000 related costs on behalf of its customers or suppliers, and that the Company's critical vendors will be able to meet their commitments to the Company, however, the Company cannot predict the effects of Year 2000-related difficulties of its business partners, vendors and customers.

The Company believes it is adequately prepared to meet the challenges of the coming of Year 2000 without significant impact to the Company's ability to carry on its normal business operations. However, there can be no assurances that the Company will not experience significant unanticipated negative consequences caused by undiscovered year 2000 problems in its internal systems, or by interruptions in supplier or infrastructure services. Management estimates that the Company is approximately 98% complete with all Year 2000 efforts as of September 30, 1999, which includes 100% completion of all critical business systems and supported software products. The balance of the efforts yet to be expended are in the areas of non-IT assets, monitoring supplier compliance and completing contingency planning.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on August 24, 1999 at the Company's Headquarters, 31440 Northwestern Highway, Farmington Hills, Michigan.

1. PROPOSAL ONE - Election of directors.

The following directors were elected to hold office for one year until the 2000 Annual Meeting of Shareholders and until their successors are elected and qualified:


Nominee for Director                             Total Votes For                  Total Votes Withheld
--------------------                             ---------------                  --------------------
Elizabeth A. Chappell                                312,298,420                        1,144,164
Elaine K. Didier                                     311,644,470                        1,798,114
Bernard M. Goldsmith                                 312,275,877                        1,166,707
William O. Grabe                                     312,270,424                        1,172,160
William R. Halling                                   312,271,962                        1,170,622
Peter Karmanos, Jr.                                  312,241,869                        1,200,715
Joseph A. Nathan                                     312,277,638                        1,164,946
W. James Prowse                                      311,116,097                        2,326,487
G. Scott Romney                                      308,585,178                        4,857,406
Thomas Thewes                                        312,043,517                        1,399,067
Lowell P. Weicker, Jr.                               312,213,189                        1,229,395



The total number of the Company's common shares issued and outstanding and entitled to be voted at the Annual Meeting was 355,712,053. The total number of shares voted at the Annual Meeting was 313,442,584 or 88.117% of the shares outstanding and eligible to vote.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             The following exhibits are filed herewith or incorporated by reference.


              Exhibit
              Number       Description of Document
              -------      -----------------------

               10.84       Agreement and Plan of Merger, dated July 14, 1999
                           among the Company, Viasoft, and CV Acquisition, Inc.
                           (1)
               10.85       Agreement and Plan of Merger, dated June 23, 1999,
                           among the Company, DPRC and COMP Acquisition Co. (2)
               27          Financial Data Schedule


                           (1) Incorporated by reference to the Company's
                               Schedule 14D-1 filed on July 23, 1999 (SEC File No. 000-25472)

                           (2) Incorporated by reference to the Company's
                               Schedule 14D-1 filed on June 30, 1999 (SEC File No. 000-27612)


         (b) Reports on Form 8-K.

         A Form 8-K was filed September 8, 1999 regarding the execution of an asset purchase agreement among Compuware, Programart and certain shareholders of Programart.

         A Form 8-K was filed September 8, 1999 regarding the request by the Department of Justice for additional materials and the amendment of the agreement and plan of merger among Compuware, Viasoft, Inc. and CV Acquisition, Inc.

         A Form 8-K was filed August 19, 1999 regarding the consummation of the acquisition of DPRC.

         A Form 8-K was filed July 8, 1999 regarding the agreement and plan of merger among Compuware, DPRC and COMP Acquisition Co.

         An amendment to Form 8-K was filed on September 2, 1999, which included financial statements relating to the DPRC acquisition.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COMPUWARE CORPORATION


Date:         November 11, 1999           By:/s/ Joseph A. Nathan
              -----------------              -------------------------

                                          Joseph A. Nathan
                                          President
                                          Chief Operating Officer




Date:         November 11, 1999            By: /s/ Laura L. Fournier
              -----------------                ----------------------

                                           Laura L. Fournier
                                           Senior Vice President
                                           Chief Financial Officer

                               Index To Exhibits
                               -----------------

     Exhibit
     Number              Description of Document
     -------             -----------------------

     10.84               Agreement and Plan of Merger, dated July 14, 1999 among
                         the Company, Viasoft, and CV Acquisition, Inc. (1)
     10.85               Agreement and Plan of Merger, dated June 23, 1999,
                         among the Company, DPRC and COMP Acquisition Co.(2)
     27                  Financial Data Schedule


                         (1) Incorporated by reference to the Company's Schedule
                             14D-1 filed on July 23, 1999 (SEC File No.
                             000-25472)
                         (2) Incorporated by reference to the Company's Schedule
                             14D-1 filed on June 30, 1999 (SEC File No.
                             000-27612)