Form 10-Q
period 1999-12-31
COMPUWARE CORPORATION
filed 2000-02-14
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

As of February 9, 2000, there were outstanding 360,472,031 shares of Common Stock, par value $.01, of the registrant.

                               Page 1 of 22 pages

PART I.       FINANCIAL INFORMATION                                             Page
                                                                                ----

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of
              December 31, 1999 and March 31, 1999                               3

              Condensed Consolidated Statements of Operations
              for the three months and nine months ended                         4
              December 31, 1999 and 1998

              Condensed Consolidated Statements of Cash Flows
              for the nine months ended December 31, 1999 and 1998               5

              Notes to Condensed Consolidated Financial
              Statements                                                         6

              Independent Accountants' Report                                   11

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                     12

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                  19

SIGNATURES                                                                      20

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,        MARCH 31,
                                  ASSETS                          1999              1999
                                                              ------------      ------------
                                                               (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                  $     44,178      $    193,128
   Investments                                                     145,282           309,787
   Accounts receivable, net                                        691,421           526,469
   Deferred tax asset                                               25,168            16,727
   Prepaid expenses and other current assets                        25,456            25,979
                                                              ------------      ------------
       Total current assets                                        931,505         1,072,090
                                                              ------------      ------------
INVESTMENTS                                                         84,349           175,689
                                                              ------------      ------------
PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                   112,650            94,786
                                                              ------------      ------------
CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION                                                    100,155            48,095
                                                              ------------      ------------
OTHER:
   Accounts receivable                                             380,666           145,793
   Excess of cost over fair value of net assets acquired,
       less accumulated amortization                               641,332            87,713
   Other                                                            80,479            52,517
                                                              ------------      ------------
       Total other assets                                        1,102,477           286,023
                                                              ------------      ------------
TOTAL ASSETS                                                  $  2,331,136      $  1,676,683
                                                              ============      ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                           $     57,465      $     71,129
   Accrued expenses                                                185,317           168,254
   Income taxes payable                                              4,262            27,153
   Deferred revenue                                                282,146           254,968
                                                              ------------      ------------
       Total current liabilities                                   529,190           521,504

DEFERRED REVENUE                                                   143,002            75,657

LONG TERM DEBT                                                     523,476
                                                              ------------      ------------

       Total liabilities                                         1,195,668           597,161
                                                              ------------      ------------

SHAREHOLDERS' EQUITY:
   Common stock                                                      3,599             3,679
   Additional paid-in capital                                      530,854           304,825
   Retained earnings                                               608,444           777,318
   Accumulated other comprehensive income                           (7,429)           (6,300)
                                                              ------------      ------------
       Total shareholders' equity                                1,135,468         1,079,522
                                                              ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $  2,331,136      $  1,676,683
                                                              ============      ============

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                   DECEMBER 31,                        DECEMBER 31,
                                          ------------------------------      ------------------------------
                                              1999              1998              1999              1998
                                          ------------      ------------      ------------      ------------
REVENUES:
   Software license fees                  $    250,532      $    187,313      $    623,118      $    450,986
   Maintenance fees                            113,793            87,516           314,503           242,158
   Professional services fees                  273,043           158,289           710,947           445,166
                                          ------------      ------------      ------------      ------------

       Total revenues                          637,368           433,118         1,648,568         1,138,310
                                          ------------      ------------      ------------      ------------

OPERATING EXPENSES:
   Cost of software license fees                 8,290             6,992            21,152            20,892
   Cost of maintenance                          11,732             9,452            32,991            27,761
   Cost of professional services               267,471           127,358           656,417           363,767
   Software product development                 22,644            16,803            58,305            48,121
   Sales and marketing                         111,799           111,456           325,910           298,594
   Administrative and general                   24,817            19,737            62,485            52,888
   Purchased research and development                              1,600            17,900             4,350
                                          ------------      ------------      ------------      ------------

       Total operating expenses                446,753           293,398         1,175,160           816,373
                                          ------------      ------------      ------------      ------------

INCOME FROM OPERATIONS                         190,615           139,720           473,408           321,937

OTHER INCOME (EXPENSE):
   Interest and investment income               16,347             7,814            27,911            20,715
   Interest expense                             (9,316)             (170)          (14,353)             (441)
                                          ------------      ------------      ------------      ------------
       Total other income                        7,031             7,644            13,558            20,274
                                          ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                     197,646           147,364           486,966           342,211

INCOME TAX PROVISION                            74,710            50,104           181,521           116,316
                                          ------------      ------------      ------------      ------------

NET INCOME                                $    122,936      $     97,260      $    305,445      $    225,895
                                          ============      ============      ============      ============

Basic earnings per share                  $       0.34      $       0.26      $       0.85      $       0.62
                                          ============      ============      ============      ============

Diluted earnings per share                $       0.32      $       0.24      $       0.79      $       0.56
                                          ============      ============      ============      ============


See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          NINE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                     --------------------------
                                                                        1999            1998
                                                                     ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $  305,445      $  225,895
   Adjustments to reconcile net income to cash provided by
       operations:
       Purchased research and development                                17,900           4,350
       Depreciation and amortization                                     47,990          30,661
       Tax benefit from exercise of stock options                        48,363          77,102
       Deferred income taxes                                              2,833             466
       Gain on sale of marketable securities                            (10,918)
       Other                                                              8,164             559
       Net change in assets and liabilities, net of effects from
         acquisitions:
           Accounts receivable                                         (326,036)       (108,873)
           Prepaid expenses and other current assets                      2,266          (8,468)
           Other assets                                                 (30,224)          2,453
           Accounts payable and accrued expenses                        (39,009)         36,401
           Deferred revenue                                              80,553          53,330
           Income taxes                                                 (24,915)         25,068
                                                                     ----------      ----------
                  Net cash provided by operating activities              82,412         338,944
                                                                     ----------      ----------

CASH USED IN INVESTING ACTIVITIES:
   Purchase of:
       Businesses                                                      (678,301)        (12,797)
       Property and equipment                                           (26,957)        (19,304)
       Capitalized software                                             (10,373)         (9,351)
   Investments:
       Proceeds from maturity                                           423,179         217,479
       Proceeds from sales of securities                                 14,194
       Purchases                                                       (174,433)       (585,038)
                                                                     ----------      ----------
                  Net cash used in investing activities                (452,691)       (409,011)
                                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options                           31,933          13,948
   Net proceeds from sale of common stock                                14,293           9,512
   Repurchase of common stock                                          (348,373)
   Proceeds from (payment of) long term debt                            523,476          (2,607)
                                                                     ----------      ----------
                  Net cash provided by financing activities             221,329          20,853
                                                                     ----------      ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (148,950)        (49,214)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        193,128         206,278
                                                                     ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   44,178      $  157,064
                                                                     ==========      ==========


See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 1999



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

NOTE 2 - COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share ("EPS") data were computed as follows (in thousands, except for per share data):


                                         Three Months Ended           Nine Months Ended
                                            December 31,                 December 31,
                                     -------------------------     -------------------------
                                        1999           1998           1999           1998
                                     ----------     ----------     ----------     ----------
BASIC EPS:
Numerator: Net Income                $  122,936     $   97,260     $  305,445     $  225,895
                                     ----------     ----------     ----------     ----------
Denominator: Weighted-average
   common shares outstanding            358,666        368,341        357,841        365,212
                                     ----------     ----------     ----------     ----------
Basic EPS                            $     0.34     $     0.26     $     0.85     $     0.62
                                     ==========     ==========     ==========     ==========

DILUTED EPS:
Numerator: Net Income                $  122,936     $   97,260     $  305,445     $  225,895
                                     ----------     ----------     ----------     ----------
Denominator: Weighted-average
   common shares outstanding            358,666        368,341        357,841        365,212
Dilutive effect of stock options         27,870         34,788         27,926         36,263
                                     ----------     ----------     ----------     ----------
Total shares                            386,536        403,129        385,767        401,475
                                     ----------     ----------     ----------     ----------
Diluted EPS                          $     0.32     $     0.24     $     0.79     $     0.56
                                     ==========     ==========     ==========     ==========

                      COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 1999



NOTE 3 - COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation gains and losses. Unrealized gain on marketable securities that was previously included in other comprehensive income has been realized during the current quarter and included in net income. Total comprehensive income is summarized as follows (in thousands):

                                       Three Months Ended             Nine Months Ended
                                          December 31,                   December 31,
                                   --------------------------     --------------------------
                                      1999            1998           1999            1998
                                   ----------      ----------     ----------      ----------
Net income                         $  122,936      $   97,260     $  305,445      $  225,895
Foreign currency translation
    adjustment, net of tax             (2,116)            353         (1,129)            353
Realized gain on sale of
    marketable securities              (5,019)
                                   ----------      ----------     ----------      ----------
    Total comprehensive income     $  115,801      $   97,613     $  304,316      $  226,248
                                   ==========      ==========     ==========      ==========


NOTE 4 - ACQUISITIONS

In December 1999, the Company acquired certain assets of CACI Products Company
(CACI), specializing in application capacity planning software, for approximately $40 million in cash. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $24.1 million and is being amortized over a twenty-year period on a straight-line basis.

In September 1999, the Company acquired Livernois Staffing Services, LLC (Livernois), a privately held provider of engineering and information technology services, for approximately $1.5 million in cash, notes payable that are due within one year and assumed liabilities of approximately $0.1 million. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $1.6 million and is being amortized over a ten-year period on a straight-line basis.

In September 1999, the Company acquired certain assets of Programart Corporation (Programart), a privately held developer of application performance management software, for approximately $125 million in cash. Of the total purchase price, $17.9 million was allocated to in-process research and development based upon independent valuations of the expected future cash flows, less costs to complete the development. In accordance with SFAS No. 2, this amount was expensed as of the purchase date. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $62.2 million and is being amortized over a twenty-year period on a straight-line basis.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 1999



In August 1999, the Company acquired all outstanding common shares of Data Processing Resources Corporation ("DPRC"), a professional services company, for approximately $518 million in cash. This amount includes $115 million of DPRC subordinated debt and third party expenses of approximately $7 million. The acquisition has been accounted for under the purchase method of accounting, and accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $464.8 million and is being amortized over a twenty-year period on a straight-line basis.

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

The pro forma unaudited consolidated results of operations assume the acquisitions occurred as of the beginning of each of the periods presented (in thousands, except per share amounts):


                                   Three Months Ended           Nine Months Ended
                                      December 31,                 December 31,
                               -------------------------     -------------------------
                                  1999           1998           1999           1998
                               ----------     ----------     ----------     ----------
Revenues                       $  638,933     $  543,508     $1,805,739     $1,424,102
Net Income                        122,089         96,426        295,618        211,877
Diluted earnings per share           0.32           0.24           0.77           0.53



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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 1999


NOTE 5 - SEGMENTS

Compuware operates in two business segments in the software industry: products and services. The Company provides software products and professional services to the world's largest IT organizations that help information technology professionals efficiently develop, implement and support the applications that run their businesses.

Financial information for the Company's business segments is as follows (in thousands):

                                               Three Months Ended                   Nine Months Ended
                                                  December 31,                        December 31,
                                         ------------------------------      ------------------------------
                                             1999              1998              1999              1998
                                         ------------      ------------      ------------      ------------
Revenue:
  Products:
    Mainframe                            $    301,382      $    227,661      $    779,488      $    572,578
    Windows and UNIX                           62,943            47,168           158,133           120,566
  Services                                    273,043           158,289           710,947           445,166
                                         ------------      ------------      ------------      ------------
Total revenues                           $    637,368      $    433,118      $  1,648,568      $  1,138,310
                                         ============      ============      ============      ============

Operating Expenses:
  Products                               $    154,465      $    144,703      $    438,358      $    395,368
  Services                                    267,471           127,358           656,417           363,767
  Administrative and general                   24,817            19,737            62,485            52,888
                                         ------------      ------------      ------------      ------------
Total operating expenses                 $    446,753      $    291,798      $  1,157,260      $    812,023
                                         ============      ============      ============      ============

Income from operations, before other
income and expense and purchased
research and development:
  Products                               $    209,860      $    130,126      $    499,263      $    297,776
  Services                                      5,572            30,931            54,530            81,399
  Administrative and general                  (24,817)          (19,737)          (62,485)          (52,888)
                                         ------------      ------------      ------------      ------------
Income from operations, before other
income and expense and purchased
research and development                      190,615           141,320           491,308           326,287
  Purchased research and development                             (1,600)          (17,900)           (4,350)
  Other income and expense                      7,031             7,644            13,558            20,274
                                         ------------      ------------      ------------      ------------
Income before income taxes               $    197,646      $    147,364      $    486,966      $    342,211
                                         ============      ============      ============      ============

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 1999



NOTE 6 - SENIOR CREDIT FACILITY

In August 1999, the Company entered into a four year unsecured revolving Senior Credit Facility with several major financial institutions for $900 million. Proceeds from the credit facility were used to finance the acquisitions of DPRC, Programart and CACI. The remaining amount under the credit facility will be available for future acquisitions and working capital requirements. Interest may be determined on a Eurodollar or prime rate basis at the Company's option. For the quarter ended December 31, 1999, the average interest rate was 6.99% based upon the Eurodollar rate. The credit agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. As of December 31, 1999, the Company had $523 million outstanding under the credit arrangement.

The Company's $30 million revolving bank credit facility was terminated concurrently with the signing of the new credit facility.


NOTE 7 - SUBSEQUENT EVENTS

VIASOFT ACQUISITION

In July 1999, the Company and Viasoft, Inc. announced that an agreement had been reached whereby Compuware would purchase any and all outstanding shares of Viasoft's common stock for $9 per share, for total consideration of $168 million. At the request of Viasoft on January 18, 2000, the Agreement and Plan of Merger was terminated.

INDEPENDENT ACCOUNTANTS' REPORT


Compuware Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company) as of December 31, 1999, and the related condensed consolidated statements of operations for the three-month and nine-month periods and cash flows for the nine-month periods ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of March 31, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 29, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

Detroit, Michigan
February 9, 2000

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the Company's consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                           Percentage of                               Percentage of
                                           Total Revenues                             Total Revenues
                                     -------------------------                    -----------------------
                                         Three Months Ended                          Nine Months Ended
                                            December 31,            Period-             December 31,            Period-
                                     -------------------------     to-Period      ------------------------     to-Period
                                        1999           1998          Change          1999          1998          Change
                                     ----------     ----------     ----------     ----------    ----------     ----------
REVENUE:
  Software license fees                    39.3%          43.2%          33.8%          37.8%         39.6%          38.2%
  Maintenance fees                         17.9%          20.2%          30.0%          19.1%         21.3%          29.9%
  Professional services fees               42.8%          36.6%          72.5%          43.1%         39.1%          59.7%
                                     ----------     ----------                    ----------    ----------
   Total revenue                          100.0%         100.0%          47.2%         100.0%        100.0%          44.8%
                                     ----------     ----------                    ----------    ----------

OPERATING EXPENSES:
  Cost of license fees                      1.3%           1.6%          18.6%           1.3%          1.8%           1.2%
  Cost of maintenance                       1.8%           2.2%          24.1%           2.0%          2.4%          18.8%
  Cost of services                         42.0%          29.4%         110.0%          39.8%         32.0%          80.4%
  Software product development              3.6%           3.9%          34.8%           3.5%          4.2%          21.2%
  Sales and marketing                      17.5%          25.7%           0.3%          19.8%         26.2%           9.1%
  Administrative & general                  3.9%           4.6%          25.7%           3.8%          4.7%          18.1%
  Purchased research & development                         0.3%        (100.0%)          1.1%          0.4%         311.5%
                                     ----------     ----------                    ----------    ----------
   Total operating expenses                70.1%          67.7%          52.3%          71.3%         71.7%          43.9%
                                     ----------     ----------                    ----------    ----------
Income from operations                     29.9%          32.3%          36.4%          28.7%         28.3%          47.0%

  Interest and investment income            2.6%           1.8%         109.2%           1.7%          1.8%          34.7%
  Interest expense                         (1.5%)                           *           (0.9%)                          *
                                     ----------     ----------                    ----------    ----------
  Other income                              1.1%           1.8%          (8.0%)          0.8%          1.8%         (33.1%)
                                     ----------     ----------                    ----------    ----------
 Income before taxes                       31.0%          34.1%          34.1%          29.5%         30.1%          42.3%

   Income tax provision                    11.7%          11.6%          49.1%          11.0%         10.2%          56.1%
                                     ----------     ----------                    ----------    ----------
 Net income                                19.3%          22.5%          26.4%          18.5%         19.9%          35.2%
                                     ==========     ==========                    ==========    ==========

*  Calculation is not meaningful.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and the percentage change in such items as compared to prior periods after excluding special charges for purchased research and development and amortization of intangible assets acquired as a result of acquisitions:

                                           Percentage of                               Percentage of
                                           Total Revenues                             Total Revenues
                                     -------------------------                    -----------------------
                                         Three Months Ended                          Nine Months Ended
                                            December 31,            Period-             December 31,            Period-
                                     -------------------------     to-Period      ------------------------     to-Period
                                        1999           1998          Change          1999          1998          Change
                                     ----------     ----------     ----------     ----------    ----------     ----------
Income from operations                     31.8%          33.0%          42.0%          31.0%         29.0%          54.7%
Other income                                1.1%           1.7%          (8.0%)          0.8%          1.8%         (33.1%)
                                     ----------     ----------                    ----------    ----------
Income before taxes                        32.9%          34.7%          39.5%          31.8%         30.8%          49.6%
Income tax provision                       12.0%          11.7%          49.9%          11.5%         10.4%          60.2%
                                     ----------     ----------                    ----------    ----------
Net income                                 20.9%          23.0%          34.1%          20.3%         20.4%          44.3%
                                     ==========     ==========                    ==========    ==========

The Company operates in two business segments in the software industry: products and professional services.

PRODUCTS REVENUE

The Company's products are designed to support three key activities within the application development process: building, testing and managing the application to optimize performance in production. Products revenue consists of software license fees and maintenance fees. Products revenue comprised 57.2% and 63.4% of total Company revenue during the third quarters of fiscal years 2000 and 1999, respectively, and 56.9% and 60.9% of total Company revenue during the first nine months of fiscal years 2000 and 1999, respectively. Mainframe product revenue increased $73.7 million or 32.4%, to $301.4 million during the third quarter of fiscal year 2000 from $227.7 million during the third quarter of fiscal year 1999 and $206.9 million or 36.1%, to $779.5 million during the first nine months of fiscal year 2000 from $572.6 million during the first nine months of fiscal year 1999. Revenue from products for windows and UNIX platforms increased $15.8 million or 33.4%, to $62.9 million during the third quarter of fiscal year 2000 from $47.2 million during the third quarter of fiscal year 1999 and $37.6 million or 31.2%, to $158.1 million during the first nine months of fiscal year 2000 from $120.5 million during the first nine months of fiscal year 1999. These increases occurred across all product lines and reflect an increase in enterprise license agreements (ELA's) which are defined as multi-year transactions that generally consist of existing product, new product, maintenance, growth capacity for a three to five year term and is greater than $500,000.

The contract price for an ELA is allocated between license fees and maintenance revenue. All license fee revenue is recognized when the client commits unconditionally to the transaction and the software has been shipped to the client. Maintenance revenue is deferred and recognized over the applicable maintenance period. The client must commit to maintenance over the entire term of the deal. The portion of maintenance revenue that will be recognized over the twelve months following the balance sheet date is recorded as current deferred revenue. Maintenance that will be recognized more than one year from the balance sheet date is recorded as long-term deferred revenue.

These ELA's generally include multi-year payment terms for our clients. When the contract includes deferred payment terms, the license fee portion of the payment stream is discounted to its net present value. Interest income is recognized ratably over the payment term.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


For more than five years, the Company has been entering into ELA's with deferred payment terms. However, during the past year, the volume of ELA's has shown significant growth as the practice expanded internationally and as the Company added additional sales representatives focused exclusively on these types of transactions. This trend continued during the quarter ended December 31, 1999, as ELA's represented a larger percentage of total revenue than in prior quarters.

During December 1999, the Company completed the acquisition of certain assets of CACI Products Company from CACI International Inc. for $40 million. This acquisition introduces three new products within the ECOSystems suite of applications performance management solutions, EcoProfiler, EcoPredictor and COMNET III.

PROFESSIONAL SERVICES REVENUE

The Company offers a broad range of data processing professional services, including business systems analysis, design and programming, software conversion and system planning and consulting. Professional services revenue comprised 42.8% and 36.6% of total Company revenue during the third quarters of fiscal years 2000 and 1999, respectively, and 43.1% and 39.1% of total Company revenue during the first nine months of fiscal years 2000 and 1999, respectively. Revenue from professional services increased $114.7 million, or 72.5%, to $273.0 million during the third quarter of fiscal year 2000 from $158.3 million in the third quarter of fiscal year 1999 and revenue from professional services increased $265.7 million, or 59.7%, to $710.9 million during the first nine months of fiscal year 2000 from $445.2 million in the first nine months of fiscal year 1999. The Company's North American operations generated 93.6% and 87.4% of total professional services revenue during the third quarters of fiscal years 2000 and 1999, respectively, and 92.1% and 88.3% of total professional services revenue during the first nine months of fiscal years 2000 and 1999, respectively. Combined international services revenue decreased slightly during the third quarter and increased slightly for the first nine months of fiscal year 2000. During the second quarter of fiscal 2000, the Company completed the acquisition of Data Processing Resources Corporation (DPRC) and Livernois Staffing Services, LLC. The Company plans to continue the services revenue growth naturally and through acquisitions both in North America and internationally.

OPERATING PROFIT

The Company evaluates the performance of its segments based primarily on operating profit before corporate expenses, purchased research and development expense, net interest income and income taxes.

Financial information for the Company's products segment is as follows (in thousands):

                              Three Months Ended        Nine Months Ended
                                  December 31,             December 31,
                            -----------------------   -----------------------
                               1999         1998         1999         1998
                            ----------   ----------   ----------   ----------
Revenue                     $  364,325   $  274,829   $  937,621   $  693,144
Operating expenses             154,465      144,703      438,358      395,368
                            ----------   ----------   ----------   ----------
Products operating profit   $  209,860   $  130,126   $  499,263   $  297,776
                            ==========   ==========   ==========   ==========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Products revenue by geographic location is presented in the table below (in thousands):

                                    Three Months Ended        Nine Months Ended
                                       December 31,             December 31,
                                 -----------------------   -----------------------
                                    1999         1998         1999         1998
                                 ----------   ----------   ----------   ----------
United States                    $  237,893   $  167,606   $  640,624   $  432,904
European subsidiaries                81,325       73,979      201,427      180,709
Other international operations       45,107       33,244       95,570       79,531
                                 ----------   ----------   ----------   ----------
Total products revenue           $  364,325   $  274,829   $  937,621   $  693,144
                                 ==========   ==========   ==========   ==========

The products segment generated operating margins of 57.6% and 47.3% during the third quarters of fiscal years 2000 and 1999, respectively, and operating margins of 53.2% and 43.0% during the first nine months of fiscal years 2000 and 1999, respectively. Products expenses include cost of software license fees, cost of maintenance, software product development costs and sales and marketing expenses. The increase in the operating margins quarter over quarter is primarily a result of economies associated with larger sales volumes, more sales representatives in the field with increased sales productivity, additional product offerings, and increased market penetration of our windows and UNIX platform products.

Cost of software license fees includes amortization of capitalized software, the cost of preparing and disseminating products to customers and the cost of author royalties. Cost of software license fees increased $1.3 million, or 18.6%, to $8.3 million in the third quarter of fiscal year 2000 from $7.0 million in the third quarter of fiscal year 1999 and increased $0.3 million, or 1.2%, to $21.2 million in the first nine months of fiscal year 2000 from $20.9 million in the first nine months of fiscal year 1999. The increase in these costs is due primarily to an increase in amortization of capitalized software products, the majority of which relates to the Programart acquisition and increased author royalties, offset in part by decreased packaging and distribution costs. As a percentage of software license fees, these costs were 3.3% and 3.7% in the third quarters of fiscal years 2000 and 1999, respectively, and 3.4% and 4.6% in the first nine months of fiscal years 2000 and 1999, respectively.

Cost of maintenance consists of the cost of maintenance programmers and product support personnel and the computing, facilities and benefits costs allocated to such personnel. Cost of maintenance increased $2.2 million, or 24.1%, to $11.7 million in the third quarter of fiscal year 2000 from $9.5 million in the third quarter of fiscal year 1999 and increased $5.2 million, or 18.8%, to $33.0 million in the first nine months of fiscal year 2000 from $27.8 million in the first nine months of fiscal year 1999. The increase in cost of maintenance was due primarily to the increase in maintenance and support staff in order to support the worldwide growth of the installed customer base. However, as a percentage of maintenance fees, these costs were 10.3% and 10.8% for the third quarters of fiscal years 2000 and 1999, respectively, and 10.5% and 11.5% for the first nine months of fiscal years 2000 and 1999, respectively.

Software product development costs consist of the cost of programming personnel, the facilities, computing and benefits costs allocated to such personnel and the costs of preparing user and installation guides for the Company's software products, less the amount of software development costs capitalized during the period. Software product development costs increased $5.8 million or 34.8%, to $22.6 million in the third quarter of fiscal year 2000 from $16.8 million in the third quarter of fiscal year 1999 and increased $10.2 million or 21.2%, to $58.3 million in the first nine months of fiscal year 2000 from $48.1 million in the first nine months of fiscal year 1999. The increase in these costs was due primarily to an increase in software development staff as a result of the Programart

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


acquisition and depreciation of computing equipment needed to meet the demand for new and enhanced products. While continuing to support and enhance its traditional mainframe products, the Company has significantly increased the resources allocated to developing and enhancing its products for windows and UNIX platforms. Before the capitalization of internally developed software products, total research and development expenditures for the third quarter of fiscal year 2000 increased $6.8 million, or 34.6%, to $26.7 million from $19.9 million in the third quarter of fiscal year 1999 and for the first nine months of fiscal year 2000 these costs increased $11.6 million, or 20.4%, to $68.6 million from $57.0 million in the first nine months of fiscal year 1999. Capitalized research and development expenditures as a percentage of total software product development costs remained unchanged at 15.4% in the third quarters of fiscal years 2000 and 1999, respectively, and decreased to 15.0% in the first nine months of fiscal year 2000 from 15.5% in the first nine months of fiscal year 1999.

Sales and marketing costs consist of the sales and marketing expenses associated with the Company's products business, which include costs of direct sales, sales support and marketing staff, the facilities and benefits costs allocated to such personnel and the costs of marketing and sales incentive programs. Sales and marketing costs increased $0.3 million or 0.3%, to $111.8 million in the third quarter of fiscal year 2000 from $111.5 million in the third quarter of fiscal year 1999 and increased $27.3 million or 9.1%, to $325.9 million in the first nine months of fiscal year 2000 from $298.6 million in the first nine months of fiscal year 1999. As a percentage of license fees, these costs were 44.6% and 59.5% for the third quarters of fiscal years 2000 and 1999, respectively, and 52.3% and 66.2% for the first nine months of fiscal years 2000 and 1999, respectively. Sales and marketing costs increased due to the expansion of the worldwide sales force and increases in distributor commissions, and travel related expenditures. These increases were offset by relatively lower commission rates paid on ELA's compared to commission rates on smaller single product sales. The direct sales and sales support staff increased by 486 to 2,585 people at December 31, 1999, as compared to 2,099 at December 31, 1998.

Financial information for the Company's professional services segment is as follows (in thousands):

                                            Three Months Ended        Nine Months Ended
                                               December 31,              December 31,
                                         -----------------------   -----------------------
                                            1999         1998         1999         1998
                                         ----------   ----------   ----------   ----------
Revenue                                  $  273,043   $  158,289   $  710,947   $  445,166
Operating expenses                          267,471      127,358      656,417      363,767
                                         ----------   ----------   ----------   ----------
Professional services operating profit   $    5,572   $   30,931   $   54,530   $   81,399
                                         ==========   ==========   ==========   ==========

Professional services revenue by geographic location is presented in the table below (in thousands):

                                        Three Months Ended         Nine Months Ended
                                            December 31,             December 31,
                                      -----------------------   -----------------------
                                         1999         1998         1999         1998
                                      ----------   ----------   ----------   ----------
United States                         $  255,451   $  138,287   $  654,501   $  393,193
European subsidiaries                     15,161       17,479       48,708       45,434
Other international operations             2,431        2,523        7,738        6,539
                                      ----------   ----------   ----------   ----------
Total professional services revenue   $  273,043   $  158,289   $  710,947   $  445,166
                                      ==========   ==========   ==========   ==========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


The professional services segment generated operating margins of 2.0% and 19.5% during the third quarters of fiscal years 2000 and 1999, respectively, and 7.7% and 18.3% during the first nine months of fiscal years 2000 and 1999, respectively. The decrease in the professional services margin is primarily attributable to increased allocations of costs of corporate systems, increased use of subcontractors for special services, and additional billable staff currently off assignment. While off assignment, billable staff are participating in training programs focused on e:commerce and windows and UNIX platform applications to better meet anticipated client needs in the future. Cost of professional services includes all direct costs of the Company's professional services business, including the personnel costs of the professional, management and administrative staff directly associated with the Company's services business and the facilities and benefits costs allocated to such personnel. Cost of professional services increased $140.1 million, or 110.0%, to $267.5 million in the third quarter of fiscal year 2000 from $127.4 million in the third quarter of fiscal year 1999 and increased $292.6 million, or 80.4%, to $656.4 million in the first nine months of fiscal year 2000 from $363.8 million in the first nine months of fiscal year 1999. The increase in these expenses was due primarily to an increase of 4,336 professional billable staff to 10,003 people at December 31, 1999, from 5,667 people at December 31, 1998, an increase in sub-contractor costs, and to a lesser extent, increases in employee training, development and travel related expenditures.

Administrative and general expenses increased $5.1 million, or 25.7%, to $24.8 million in the third quarter of fiscal year 2000 from $19.7 million in the third quarter of fiscal year 1999 and increased $9.6 million, or 18.1%, to $62.5 million in the first nine months of fiscal year 2000 from $52.9 million in the first nine months of fiscal year 1999. The increase in administrative and general expenses is attributable, primarily, to the costs associated with merging recent acquisitions into existing operations including amortization of goodwill. However, as a percentage of total revenue, these expenses decreased to 3.9% from 4.6% of total revenue during the third quarters of fiscal years 2000 and 1999, respectively, and decreased to 3.8% from 4.7% of total revenue during the first nine months of fiscal years 2000 and 1999, respectively.

Net interest and investment income for the third quarter of fiscal year 2000 was $7.0 million as compared to $7.6 million in the third quarter of fiscal year 1999, and for the first nine months of fiscal year 2000, net interest and investment income was $13.6 million as compared to $20.3 million in the first nine months of fiscal year 1999. The decrease in net interest and investment income is primarily attributable to interest expense associated with the $900 million Senior Credit Facility discussed in the liquidity section of this document and a reduction in interest income from investments, offset by a $10.9 million gain on sale of marketable securities during the third quarter of fiscal year 2000.

The Company's provision for income taxes was $74.7 million in the third quarter of fiscal year 2000, which represents an effective tax rate of 37.8% and $181.5 million in the first nine months of fiscal year 2000, which represents an effective tax rate of 37.3%. This compares to a tax provision of $50.1 million in the third quarter of fiscal year 1999, which represents an effective tax rate of 34.0% and of $116.3 million in the first nine months of fiscal year 1999, which represents an effective tax rate of 34.0%. The increase in the effective tax rate was due to the growth in pre-tax earnings, which dilutes the effect of the tax credits on the effective tax rate, nondeductible goodwill amortization associated with certain acquisitions and a shift of our state apportionment to states with higher corporate income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company had approximately $273.8 million in cash and investments which resulted primarily from cash generated from operations. During the first nine months of fiscal years

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


2000 and 1999, Compuware generated $82.4 million and $338.9 million, respectively, in operating cash flow. During these periods, the Company had capital expenditures which included property and equipment, capitalized research and software development and purchased software of $37.3 million and $28.7 million, respectively.

The decrease in operating cash flow primarily reflects the increase in ELA's during the current fiscal year. These transactions often include extended payment terms which are reflected in the increase of long-term accounts receivable from $145.8 million at March 31, 1999 to $380.7 million at December 31, 1999. A portion of these receivables represents license fee revenue that is recognized in the period when the transaction is completed. The remaining portion of these receivables is related to the maintenance revenue and interest income which is recognized ratably over the term of the contract. The Company has had no issues with respect to the collectibility of these receivables.

In addition to the growth in long-term accounts receivable, the cash flow from operations has been adversely affected by the decrease in utilization of professional services staff. Professional services staff who are off assignment are not generating revenue and cash flow, but are still paid while being retrained.

As of December 31, 1999, the Company had $523.5 million in long term debt representing borrowings under the $900 million Senior Credit Facility entered into on August 3, 1999. Borrowings were used to help fund the acquisitions of Data Processing Resources Corporation (August 1999), Programart Corporation (September 1999) and CACI Products Company (December 1999).


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

YEAR 2000

The Company believes it was adequately prepared to meet the challenges of the coming of Year 2000 and noted no significant impact to the Company's ability to carry on its normal business operations. The Company believes that it was 100% complete with all Year 2000 efforts as of December 31, 1999. During the first three weeks of the calendar year 2000, the Company experienced no significant problems in its internal systems, or in its supply chain. However, there can be no assurances that the Company will not experience significant unanticipated negative consequences caused by undiscovered year 2000 problems in its internal systems, or by future Year 2000-related interruptions in supplier or infrastructure services.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

              The following exhibits are filed herewith or incorporated by reference.

              Exhibit
              Number       Description of Document

                  15        Independent Accountants' Awareness Letter
                  27        Financial Data Schedule


         (b) Reports on Form 8-K.

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COMPUWARE CORPORATION


Date:  February 10, 2000                  By: /s/ JOSEPH A. NATHAN
       -----------------                     -----------------------------------

                                          Joseph A. Nathan
                                          President
                                          Chief Operating Officer




Date:  February 10, 2000                  By: /s/ LAURA L. FOURNIER
       -----------------                     -----------------------------------

                                          Laura L. Fournier
                                          Senior Vice President
                                          Chief Financial Officer

                                 EXHIBIT INDEX




       Exhibit No.          Description
       -----------          -----------
         15          Independent Accountants' Awareness Letter
         27          Financial Data Schedule