Form 10-K
period 2000-03-31
COMPUWARE CORPORATION
filed 2000-06-26
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

          (Mark One)

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from            to
                                                       ----------   ----------
                         Commission File Number: 0-20900

                              COMPUWARE CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            MICHIGAN                                       38-2007430
            --------                                       ----------
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

                              Yes [X]               No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

There were 363,012,752 shares of $.01 par value common stock outstanding as of June 09, 2000. The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the common stock on June 09, 2000 of $13.8125 as reported on the Nasdaq Stock Market, was approximately $4,549,024,386.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders are incorporated by reference in Part III.


                The Exhibit Index is located on pages 43 and 44.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                                    FORM 10-K
                                TABLE OF CONTENTS


Item
Number                                                                                                    Page
------                                                                                                    ----
                                     PART I

1.     Business                                                                                              3

2.     Properties                                                                                           10

3.     Legal Proceedings                                                                                    10

4.     Submission of Matters to a Vote of Security Holders                                                  10

                                     PART II

5.     Market for the Registrant's Common Equity and Related Stockholder
       Matters                                                                                              11

6.     Selected Consolidated Financial Data                                                                 12

7.     Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                                                13

7a.    Quantitative and Qualitative Disclosure about Market Risk                                            20

8.     Consolidated Financial Statements and Supplementary Data                                             21

9.     Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure                                                                                 39

                                    PART III

10.    Directors and Executive Officers of the Registrant                                                   40

11.    Executive Compensation                                                                               41

12.    Security Ownership of Certain Beneficial Owners and Management                                       41

13.    Certain Relationships and Related Transactions                                                       41

                                     PART IV

14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K                                       42


                                     PART I


ITEM 1

BUSINESS

We provide software products and professional services designed to increase the productivity of the information technology departments of our target market, the 20,000 largest enterprises worldwide. In the early years of our company, we focused first on the testing and implementation environment in the mainframe market, where we gained extensive experience and established long-term customer relationships. Over the past several years, we have expanded our presence into the distributed and web systems markets, offering products and professional services in the application development, integration, testing and performance management areas.

We were incorporated in Michigan in 1973. Our executive offices are located at 31440 Northwestern Highway, Farmington Hills, Michigan 48334-2564, and our telephone number is (248) 737-7300.

OUR BUSINESS STRATEGY

Our focus is to provide products and professional services to improve the productivity of mainframe, distributed and web developers, testers and operations staff in our target market, the 20,000 largest users of information technology worldwide. These companies invest substantial resources to build and maintain large, complex, mission-critical applications. As a result, this target market can benefit most from our product and services offerings.

We believe that the applications process includes four primary categories: 1) the application development environment in which software code is created, integrated with existing applications and modified over time 2) the testing phase, in which application software is executed, debugged, tested and maintained in a series of repetitive, ongoing cycles for the life of the application; 3) the performance testing phase, when an application is tested under simulated production conditions to ensure it will function well once implemented and 4) the production environment in which the performance of operating systems, databases, servers, applications and networks is monitored and managed.

PRODUCTS DIVISION

MAINFRAME MARKET

We believe that the market for mainframe products is well-defined, and will continue to thrive as the drive to e-business continues to emphasize the need for reliable, high-volume servers.

We will remain focused on developing, marketing and supporting high-quality software tools to support both traditional uses of the mainframe and to enhance the efforts of IT staff who are working to web-enable their legacy applications portfolio. We believe that our long-standing customer relationships and brand equity in this arena will help us continue to improve the benefits our customers receive from our mainframe products. In addition, we are actively pursuing product integration to enhance the synergy among the functional groups working on key application projects, and make the entire process more streamlined, automated and repeatable.

MAINFRAME TESTING TOOLS

We currently offer testing and implementation software products that focus on improving the productivity of programmers and analysts in application testing, test data preparation, error analysis and maintenance of systems running on IBM and IBM-compatible mainframes.

Our testing and implementation products are functionally rich, focused on user needs and require minimal user training. We strive to ensure a common look and feel across our products and emphasize ease of use in all aspects of product design and functionality. Most products can be used immediately without modification of customer development practices and standards, can be quickly integrated into day-to-day testing, debugging, and maintenance activities and provide demonstrable benefits soon after installation.

Our mainframe testing and implementation products are grouped into the following four product families:

File and Data Management. The File-AID products provide a consistent, familiar and secure method for IT professionals to access data across all strategic environments in order to automate the creation of test data, move and convert large volumes of data between platforms, quickly resolve production data problems and manage ongoing changes to data and databases.

Fault Management. Our Abend-AID products assist programmers in more quickly and accurately analyzing and diagnosing software errors that occur during testing and implementation. These errors, which result in the abnormal end of the application execution, must be corrected before the program at fault can be restarted.

Interactive Analysis and Debugging. Our XPEDITER interactive debugging products enable programmers to identify and resolve errors in complex software efficiently and accurately, to ensure that all of the software code actually has executed during a test run, and to help web-enable legacy applications by identifying and converting presentation and programming code.

Automated Testing. Our QAHiperstation product simulates the on-line systems environment, allowing programmers to test on-line applications under production conditions without requiring actual users at terminals. These products capture actual production transactions, allow test data to be created by modification of these transactions, and then execute application programs using the test data in a simulated on-line environment. QASolutions is a complete line of testing services that supplements our testing products.

MAINFRAME APPLICATION MANAGEMENT TOOLS

Compuware mainframe application management tools address the critical problem of business application performance. Compuware Application Performance Management
(APM) software enables enterprise IT organizations to develop and deliver efficient and responsive applications and to maintain high standards of application performance throughout the life of the application.

Compuware STROBE MVS Application Performance Measurement System and APMPOWER Application Performance Analysis System product lines work together to help clients locate and eliminate sources of excessive resource demands during every phase of an application's life cycle. Features in both product lines support an extensive array of subsystems, databases and languages. Customers can take advantage of Compuware services offerings to learn how to get the most from these products and to get help in planning and implementing an APM program.

DISTRIBUTED SYSTEMS AND WEB MARKETS

In contrast to the mainframe market, the distributed systems market is characterized by multiple hardware, software and network configurations. Combined with the more recent push to "webify," IT organizations find themselves under increasing pressure to rapidly create reliable, top-performing e-business applications, despite this geometric increase in environment complexity. We believe our distributed and web products address these challenges and that we are well-positioned to successfully market distributed development, integration, functional and performance testing and application management software to our target markets.

In the last six years, we have developed products and made acquisitions in the requirements management, development, testing and application management categories of the distributed and web applications markets. We believe we have made substantial progress in penetrating all of these markets because of the quality and visibility of our UNIFACE, EcoSYSTEMS, QACenter and DevPartner Studio products.

DISTRIBUTED SYSTEMS APPLICATION DEVELOPMENT TOOLS

Our distributed systems application development toolset, UNIFACE, is designed to assist software developers in the creation, integration, deployment and maintenance of complex distributed applications. UNIFACE enables software developers to create applications that are not tied to any specific hardware platform, operating system, database management system or graphical user interface. Application objects are captured in a central repository, which permits their re-use in the development of technology-independent applications and allows for easier management and maintenance of applications. In addition, UNIFACE insulates application development and deployment from the individual technical components that comprise a computing environment. This reduces development and maintenance costs and allows e-business applications to be developed rapidly using existing, proven legacy code.

DISTRIBUTED AND WEB TESTING TOOLS

Our distributed and web applications toolset is rapidly evolving to improve the productivity of programmers and analysts who work in the various distributed systems computing platforms. Similar to their mainframe counterparts, these products can be used immediately without modification of customer development practices and standards, can be quickly integrated into day-to-day testing, debugging and maintenance activities and provide demonstrable benefits soon after installation.

Our distributed systems testing and implementation products are grouped into the following four product lines:

File and Data Management. File-AID/CS is a test data management tool designed to save time and reduce the level of expertise required to manipulate data during the development, testing and support of distributed systems applications. Users can age, reformat, generate, convert, copy, compare, modify and view data without being an expert in numerous database environments. File-AID/CS eliminates the need to write programs, scripts or SQL or use multiple utilities.

NuMega. Our DevPartner Studio product suite accelerates team development of multi-language components for Windows and Internet applications. DevPartner Studio SmartDebugging tools automatically detect, diagnose and facilitate resolution of software errors and performance problems.

Interactive Analysis and Debugging. Our XPEDITER/SQL provides interactive analysis and resolution of SQL program errors in stored procedures.

Automated Testing. Our line of QACenter products addresses the growing demand for automated testing solutions for distributed systems and web applications. QARun is our enterprise-wide script development and test execution tool for distributed systems applications. QADirector provides test management. QALoad is used for server load and performance testing. These products are augmented by QASolutions, a complete line of testing services.

APPLICATION PERFORMANCE MANAGEMENT TOOLS

EcoSYSTEMS is our suite of products for improving service level management of enterprise and e-commerce networks, servers, distributed databases and distributed systems applications in a variety of environments. EcoTOOLS simplifies troubleshooting by allowing users to monitor vital service level metrics, as well as the ability to automatically initiate corrective actions to help prevent application downtime. EcoSCOPE gathers and monitors data for managing distributed application performance. EcoPROFILER provides response time analysis capabilities for distributed applications before they are deployed on the network. EcoPREDICTOR is a performance prediction tool that depicts the effects of traffic or topology changes on the network before they happen. COMNET III accurately predicts LAN, WAN, and enterprise network performance, enabling users to reduce risk by experimenting with diverse network alternatives before implementing their plans.

PROFESSIONAL SERVICES DIVISION

We believe that the demand for professional services will continue to be driven by the need to control costs, the significant level of resources necessary to support complex and rapidly changing hardware, software and communication technologies, the need for a larger technical staff for ongoing maintenance, and the ongoing talent shortage in the IT industry.

We offer a broad range of professional services, including e-business analysis, design and programming, staff supplementation, and services that enhance the value provided by our software products. Our business approach to professional services delivery emphasizes hiring experienced staff, extensive ongoing training, high staff utilization and immediate, productive deployment of new personnel at client accounts.

The need to modify applications systems for e-commerce has created demand for professional services and consulting to assist customers in designing, integrating, testing and managing their e-commerce applications. Our Digital Design Centers provide business-to-business and business-to-consumer e-commerce services ranging from web site strategy, conceptualization, creation and design to back-office architecture, legacy integration and load testing. We believe we are gaining a competitive advantage in this market by combining our products and services offerings in order to provide clients with comprehensive, efficient e-commerce solutions.

Our objective in the professional services division is to create long-term relationships with clients in which our professional staff joins with the client's information technology organization to plan, design, program, implement and maintain technology-based solutions that achieve client business goals. Typically, the professional services staff is integrated with the client's development team on a specific application or project. Professional services staff work primarily at client sites or at our 45 professional services offices located throughout North America. We also have professional services operations in many of our international locations.

CUSTOMERS

Our products and professional services are used by the information systems departments of a wide variety of large commercial and government organizations.

None of our customers accounted for 10% or more of our total revenues during any of the last three fiscal years.

SALES AND MARKETING

We market software products primarily through a direct sales force in the United States, Canada, Europe, Japan, Asia/Pacific, Brazil, and South Africa as well as through independent distributors in over 29 other countries. Our combined products sales and marketing staff as of March 31, 2000 numbered 1,265 in the United States (including headquarters support for international sales), 41 in Canada, 908 in Europe, 99 in Japan, 257 in Asia/Pacific, 62 in Brazil, 24 in Mexico and 24 in South Africa, for a total of 2,680 worldwide.

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

Our product development staff consisted of 759 employees as of March 31, 2000. Product development is performed primarily at our headquarters in Farmington Hills, Michigan, and at our offices in Amsterdam, The Netherlands, Cambridge, Massachusetts, Campbell, California, and in Nashua, New Hampshire.

Total research and development costs incurred internally by Compuware were $95.6 million, $76.8 million and $65.0 million during fiscal 2000, 1999 and 1998, respectively. Of these amounts, $14.5 million, $11.9 million and $10.6 million were capitalized during the same periods, respectively. Capitalization of internally developed software products begins when technological feasibility of the product is established. Software product development expense in the statement of income includes all expenditures for research and development net of amounts capitalized.

Our software products are distributed as object code on standard magnetic cartridges, diskettes and CD-ROM, together with printed documentation. We purchase cartridges, diskettes, CDs and documentation printing from outside vendors. The product duplication, packing and distribution to our customers is performed at our production center in West Bloomfield, Michigan.

PRODUCT MAINTENANCE AND CUSTOMER SUPPORT

We believe that effective support of our customers and products during both the trial period and for the license term is a substantial factor in product acceptance and subsequent new product sales. We believe our installed base is a significant asset and intend to continue to provide high levels of customer support and periodic product upgrades to assure a continuing high level of customer satisfaction. In fiscal year 2000, we continued to experience a high customer maintenance renewal rate. We had 207 employees as of March 31, 2000 devoted to maintenance and customer support services.

All customers who subscribe to our maintenance and support services are entitled to receive technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released by us during the maintenance period. Maintenance and support services are provided online, through our FrontLine technical support web site, by telephone access to technical personnel located in Farmington Hills, Michigan, Cambridge, Massachusetts, Campbell, California, Nashua, New Hampshire, and in the offices of our foreign subsidiaries and distributors.

Licensees have the option of renewing their maintenance agreements each year for an annual fee of approximately 15% of the then current list price of the licensed product. They also have the option of committing to maintenance for longer terms, generally up to five years on a contractual basis. For fiscal years 2000, 1999 and 1998, maintenance fees represented approximately 19.4%, 20.4% and 21.4%, respectively, of our total revenues.

COMPETITION

The markets for our software products are highly competitive and characterized by continual change and improvement in technology. Our competitors include BMC Software, Inc., Computer Associates International, Inc., Informix Corporation, Mercury Interactive Corporation, Oracle Corporation, Rational Software Corporation, Sun Microsystems, Inc. and Sybase, Inc. None of these competitors competes in all of our product lines. Although we believe our mainframe products are generally complementary to those marketed by IBM, IBM does offer some products that are directly competitive and there can be no assurance that IBM will not choose to offer significant competing products in the future. The principal competitive factors affecting the market for our software products include: responsiveness to customer needs, functionality, performance, reliability, ease of use, quality of customer support, vendor reputation and price. We believe, based on our current market position, that we have competed effectively in the software products marketplace. Nevertheless, a variety of external and internal events and circumstances could adversely affect our competitive capacity. Our ability to remain competitive will depend, to a great extent, upon our performance in product development and customer support. To be successful in the future, we must respond promptly and effectively to the challenges of technological change and our competitors' innovations by continually enhancing our own product offerings.

The market for professional services is highly competitive, fragmented and characterized by low barriers to entry. Our principal competitors in professional services include Andersen Consulting, Computer Sciences Corporation, Electronic Data Systems Corporation, IBM Global Services, Analysts International Corporation, Keane, Inc. and numerous other regional and local firms in the markets in which we have professional services offices. Several of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. In the e-business arena, we also face competition from smaller organizations that are focused primarily on web site development and implementation. The principal competitive factors affecting the market for our professional services include responsiveness to customer needs, breadth and depth of technical skills offered, availability and productivity of personnel and the ability to demonstrate achievement of results and price.

PROPRIETARY RIGHTS

We regard our products as proprietary trade secrets and confidential information. We rely largely upon a combination of trade secret, copyright and trademark laws together with our license agreements with customers and our internal security systems, confidentiality procedures and employee agreements to maintain the trade secrecy of our products. We typically provide our products to users under nonexclusive, nontransferable licenses. Under the general terms and conditions of our standard product license agreement, the licensed software may be used solely for the licensee's own internal operations on designated computers at specific sites. Under certain limited circumstances, Compuware may be required to make source code for our products available to our customers under an escrow agreement, which restricts access to and use of the source code. Although we take steps to protect our trade secrets, there can be no assurance that misappropriation will not occur. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

In addition to trade secret protection, we seek to protect our software, documentation and other written materials under copyright law, which affords only limited protection. We also assert trademark rights in our product names. We have been granted ten patents and have nine patent applications pending for certain product technology and have plans to seek additional patents in the future. However, because the industry is characterized by rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current and future products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation.

EMPLOYEES

As of March 31, 2000, we employed 15,356 people worldwide, with 2,680 in products sales, sales support and marketing; 759 in research and development; 207 in product maintenance and customer support; 10,562 in professional services marketing and delivery; and 1,148 in other general and administrative functions. None of our domestic employees is represented by a labor union. We have experienced no work stoppages and believe that our relations with our employees are good. Our success will depend in part on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software developers, professional services staff and sales and marketing personnel.

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

We lease approximately 120 professional services and sales offices, including 4 remote product research and development facilities, with a presence in 46 countries.

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

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Our Common Stock is traded on the Nasdaq Stock Market under the symbol CPWR. As of June 9, 2000, there were approximately 5,152 shareholders of record of Compuware Common Stock. We have not paid any cash dividends on our Common Stock since fiscal 1986, and we anticipate that for the foreseeable future, we will continue to retain our earnings for use in our business. In March 1999, we effected a two-for-one stock split by means of a 100% stock dividend payable to shareholders of record as of January 26, 1999. The following table sets forth the range of high and low trading sale prices for our Common Stock for the periods indicated, all as reported by Nasdaq. The information presented below has been restated for the stock split.

FISCAL YEAR ENDED MARCH 31, 2000                                           HIGH                  LOW
  First quarter                                                          $32.50               $16.38
  Second quarter                                                          36.38                24.25
  Third quarter                                                           40.00                23.88
  Fourth quarter                                                          37.81                20.00

FISCAL YEAR ENDED MARCH 31, 1999                                           HIGH                  LOW
  First quarter                                                          $26.69               $20.56
  Second quarter                                                          31.50                21.50
  Third quarter                                                           39.91                17.94
  Fourth quarter                                                          39.13                20.88

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA



                                                                      Year Ended March 31,
                                            -------------------------------------------------------------------------
                                                2000            1999            1998           1997          1996
                                            -------------   -------------    -----------    -----------    ----------
                                                        (In thousands, except earnings per share data)
STATEMENT OF INCOME DATA:
Revenues:
  Software license fees                     $    819,247    $    683,354     $  467,251     $  318,907     $  226,690
  Maintenance fees                               432,707         334,371        244,273        209,521        184,039
  Professional services fees                     978,674         620,720        427,794        284,468        203,630
                                            -------------   -------------    -----------    -----------    -----------
     Total revenues                            2,230,628       1,638,445      1,139,318        812,896        614,359
                                            -------------   -------------    -----------    -----------    -----------
Operating expenses:
  Cost of software license fees                   30,739          28,097         22,874         20,881         20,146
  Cost of maintenance                             45,367          37,286         31,203         27,278         26,867
  Cost of professional services                  946,710         506,765        365,948        250,405        174,215
  Software product development                    81,133          64,957         54,416         44,494         42,792
  Sales and marketing                            467,060         418,019        325,793        256,139        204,403
  Administrative and general                      90,386          78,333         58,965         48,233         38,537
  Purchased research and development              17,900           4,350          3,160         21,790         24,943
  Restructuring and merger-related costs                                          3,606 (2)                    10,688 (1)
                                            -------------   -------------    -----------    -----------    -----------
     Total operating expenses                  1,679,295       1,137,807        865,965        669,220        542,591
                                            -------------   -------------    -----------    -----------    -----------
Income from operations                           551,333         500,638        273,353        143,676         71,768
Interest and investment income, net               10,443          29,403         17,417          5,710          7,015
                                            -------------   -------------    -----------    -----------    -----------
Income before income taxes                       561,776         530,041        290,770        149,386         78,783
Income tax provision                             209,800         180,178         96,826         51,950         34,541
                                            -------------   -------------    -----------    -----------    -----------
Net income                                  $    351,976    $    349,863     $  193,944     $   97,436     $   44,242
                                            =============   =============    ===========    ===========    ===========

Basic earnings per share (3 and 4)          $       0.98    $       0.95     $     0.55     $     0.29     $     0.13
Diluted earnings per share (3 and 4)                0.91            0.87           0.50           0.27           0.12

Shares used in computing net income per
  share(4):
Basic earnings per share                         358,560         366,734        352,274        340,770        347,516
Diluted earnings per share                       384,691         402,036        387,426        359,740        358,950


BALANCE SHEET DATA (AT PERIOD END):
Working capital                             $    391,801    $    550,586     $  362,324     $  179,508     $  141,842
Total assets                                   2,415,907       1,676,683      1,072,640        755,407        555,726
Long-term debt, less current maturities          450,000               -          6,956          6,068              -
Total shareholders' equity                     1,203,872       1,079,522        708,296        445,636        318,985



(1) Reflects merger costs incurred in connection with the acquisition, restructuring and integration of Uniface Holding B.V.

(2) Reflects merger costs incurred in connection with the acquisition, restructuring and integration of NuMega Technologies, Inc.

(3)    See notes 1 and 7 of Notes to Consolidated Financial Statements and
       Exhibit 11.1 for the basis of computing earnings per share.

(4)    See note 6 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words "believes," "expects," "anticipates," "will," "contemplates," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect the Company's operating results, including without limitation those contained in this report, and could cause the Company's actual results to differ materially from the results implied by these or any other forward looking statements made by, or on behalf of, the Company. There can be no assurance that future results will meet expectations.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the Company's consolidated statements of income as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                                          Percentage of                  Period-to-Period
                                                         Total Revenues                       Change
                                               ------------------------------------   -----------------------
                                                        Fiscal Year Ended                1999        1998
                                                            March 31,
                                                                                          to          to
                                               ------------------------------------
                                                  2000         1999        1998          2000        1999
                                               -----------  ----------  -----------   ----------  -----------
Revenues:
   Software license fees                           36.7%        41.7%       41.0%         19.9%      46.2%
   Maintenance fees                                19.4         20.4        21.4          29.4       36.9
   Professional services fees                      43.9         37.9        37.6          57.7       45.1
                                               -----------  ----------  -----------
       Total revenues                             100.0        100.0       100.0          36.1       43.8
                                               -----------  ----------  -----------

Operating expenses:
   Cost of software license fees                    1.4          1.7         2.0           9.4       22.8
   Cost of maintenance                              2.0          2.3         2.7          21.7       19.5
   Cost of professional services                   42.4         30.9        32.1          86.8       38.5
   Software product development                     3.6          3.9         4.8          24.9       19.4
   Sales and marketing                             20.9         25.5        28.6          11.7       28.3
   Administrative and general                       4.2          4.8         5.2          15.4       32.8
   Purchased research and development               0.8          0.3         0.3         311.5       37.7
   Merger-related costs                                                      0.3                   (100.0)
                                               -----------  ----------  -----------
       Total operating expenses                    75.3         69.4        76.0          47.6       31.4
                                               -----------  ----------  -----------

Income from operations                             24.7         30.6        24.0          10.1       83.1
                                               -----------  ----------  -----------

Other Income (Expense):
   Interest and investment income                   1.6          1.8         1.6          15.7       62.5
   Interest expense                                (1.1)                    (0.1)          *        (32.7)
                                               -----------  ----------  -----------
       Total other income                           0.5          1.8         1.5         (64.5)      68.8
                                               -----------  ----------  -----------

Income before income taxes                         25.2         32.4        25.5           6.0       82.3

Income tax provision                                9.4         11.0         8.5          16.4       86.1
                                               -----------  ----------  -----------

Net income                                         15.8%        21.4%       17.0%          0.6%      80.4%
                                               ===========  ==========  ===========

*- Calculation is not meaningful.

                                       13

The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and the percentage change in such items as compared to prior periods after excluding special charges for purchased research and development, merger-related costs and amortization of intangible assets acquired as a result of acquisitions:

                                                          Percentage of                 Period-to-Period
                                                         Total Revenues                      Change
                                               ------------------------------------  ------------------------
                                                        Fiscal Year Ended               1999         1998
                                                            March 31,                    to           to
                                               ------------------------------------
                                                  2000        1999         1998         2000         1999
                                               ----------  -----------  -----------  -----------  -----------
Income from operations                             27.0%       31.2%        25.1%        17.9%       78.7%
Other income                                        0.5         1.8          1.5        (64.5)       68.8
                                               ----------  -----------  -----------
   Income before taxes                             27.5        33.0         26.6         13.4        78.1
Income tax provision                                9.9        11.2          8.8         20.6        82.1
                                               ----------  -----------  -----------
   Net income                                      17.6%       21.8%        17.8%         9.8%       76.2%
                                               ==========  ===========  ===========


The Company operates in two business segments in the software industry: products and professional services.

PRODUCTS REVENUE

The Company's products are designed to support four key activities within the application development process: building, testing, performance testing and managing the application to optimize performance in production. Products revenue consists of software license fees and maintenance fees and comprised 56.1%, 62.1% and 62.4% of total Company revenue during fiscal years 2000, 1999 and 1998, respectively. S/390 product revenue (mainframe revenue) increased $201.0 million or 24.2% during fiscal 2000 and $253.2 million or 43.9% during fiscal 1999. Revenue from distributed software products increased $33.2 million or 17.7% during fiscal 2000 and $53.0 million or 39.4% during fiscal 1999. These increases occurred across all product lines and reflect an increase in enterprise license agreements (ELAs) which are defined as multi-year transactions that generally consist of existing product, new product, maintenance, growth capacity for a three to five year term and is greater than $500,000.

The contract price is allocated between maintenance for the term of the deal and license revenue. All license revenue associated with ELAs is recognized when the customer commits unconditionally to the transaction and the software has been shipped to the customer. ELAs often include multi-year payment terms for our clients. When the license portion is paid over a number of years, the license portion of the payment stream is discounted to its net present value. Interest income is recognized over the payment term. The maintenance associated with all sales is deferred and recognized over the applicable maintenance period.

For more than five years the Company has supported clients with product transactions covering multiple years and allowing deferred payment terms. However, over the past year, the volume of ELAs has shown significant growth as the practice expanded internationally and as the Company added additional sales representatives focused exclusively on doing these types of transactions. In the fourth quarter, and during fiscal year 2000, ELAs were approximately 66% and 63% of license fee revenue, respectively.

During December 1999, the Company completed the acquisition of certain assets of CACI Products Company from CACI International Inc. for $42.1 million. This acquisition introduces three new products within the EcoSYSTEMS suite of application performance management solutions: EcoPROFILER, EcoPREDICTOR and COMNET III.

During September 1999, the Company acquired substantially all the assets and certain liabilities of Programart Corporation for $126.2 million. This acquisition introduces two new products, Strobe MVS Application Performance Measurement System and APMpower Application Performance Analysis System, to the Compuware Corporation suite of products. In-process research and development associated with Programart is being incorporated into future product offerings in the mainframe application performance management product line.

During May 1999, the Company acquired all outstanding common stock of Reliant Data Systems for $10.1 million. The technology acquired is being used to enhance existing and future product offerings in the file and data management product line for distributed systems.


PROFESSIONAL SERVICES REVENUE

The Company offers a broad range of information technology professional services, including business systems analysis, design and programming, software conversion and system planning and consulting. Revenue from professional services increased $358.0 million or 57.7% during fiscal 2000 and $192.9 million or 45.1% during fiscal 1999. The Company's North American operations generated 92.3%, 88.3% and 89.8% of total professional services revenue during fiscal years 2000, 1999 and 1998, respectively. Combined international services revenue increased $3.1 million or 4.2% during fiscal 2000 and $29.0 million or 66.8% during fiscal 1999.

In accordance with Compuware's growth strategy, the Company completed the following acquisitions during fiscal year 2000. During the second quarter, the Company acquired Data Processing Resources Corporation (DPRC) and Livernois Staffing Services, LLC. During the fourth quarter, the Company acquired High Plains Solutions, LLC, a consulting company, and BlairLake, Inc., a provider of Internet consulting and web development services.


OPERATING PROFIT

The Company evaluates the performance of its segments based primarily on operating profit before corporate expenses, purchased research and development expense, other income and income taxes.

Financial information for the Company's products segment is as follows (in thousands):

                                                               YEAR ENDED MARCH 31,
                                            -----------------------------------------------------------
                                                   2000                1999                 1998
                                            ------------------- ------------------- -------------------
   Revenue                                  $      1,251,954    $      1,017,725    $       711,524
   Operating expenses                                624,299             548,359            434,286
                                            ------------------- ------------------- -------------------
   Products operating profit                $        627,655    $        469,366    $       277,238
                                            =================== =================== ===================

Products revenue by geographic location is presented in the table below (in thousands):

                                                               YEAR ENDED MARCH 31,
                                            -----------------------------------------------------------
                                                   2000                1999                 1998
                                            ------------------- ------------------- -------------------
   United States                            $        833,365    $        654,011    $       441,643
   European subsidiaries                             285,158             252,964            179,950
   Other international operations                    133,431             110,750             89,931
                                            ------------------- ------------------- -------------------
   Total products revenue                   $      1,251,954    $      1,017,725    $       711,524
                                            =================== =================== ===================

The products segment generated operating margins of 50.1%, 46.1% and 39.0% during fiscal years 2000, 1999 and 1998, respectively. Products expenses include cost of software license fees, cost of maintenance, software product development costs, and sales and marketing expenses. The increase in the operating margins year over year is primarily a result of economies associated with larger transactions, more sales representatives in the field with increased sales productivity, additional product offerings and increased market penetration of our distributed software products.

Cost of software license fees includes amortization of capitalized software, the cost of preparing and disseminating products to customers and the cost of author royalties. The increase in these costs is due primarily to an increase in amortization of capitalized software products, the majority of which relates to the Programart acquisition. Increases in author royalties were offset, in part, by decreased packaging and distribution costs. As a percentage of software license fees, cost of software license fees were 3.8%, 4.1% and 4.9% in fiscal 2000, 1999 and 1998, respectively.

Cost of maintenance consists of the cost of maintenance programmers and product support personnel and the computing, facilities and benefits costs allocated to such personnel. The increase in cost of maintenance was due primarily to the increase in maintenance and support staff in order to support the worldwide growth of the installed base. As a percentage of maintenance fees, these costs were 10.5%, 11.2% and 12.8% for fiscal years 2000, 1999 and 1998, respectively.

Software product development costs consist of the cost of programming personnel, the facilities, computing and benefits costs allocated to such personnel and the costs of preparing user and installation guides for the Company's software products, less the amount of software development costs capitalized during the fiscal year. The increase in these costs was due primarily to an increase in software development staff needed to meet the demand for new and enhanced products. While continuing to support and enhance its traditional S/390 products, the Company has significantly increased the resources allocated to developing and enhancing its distributed software products. Before the capitalization of internally developed software products, total research and development expenditures for fiscal 2000 increased $18.8 million, or 24.5%, to $95.6 million from $76.8 million in fiscal year 1999. In fiscal 1999, total research and development costs increased $11.8 million, or 18.2%, to $76.8 million from $65.0 million in fiscal 1998. The major development projects that achieved technological feasibility during fiscal 2000 included 15 new interactive analysis and debugging products, two new fault management products, seven new file and data management products, 13 new automated testing products, 13 new systems management products, three new application development products, three new application performance management products and 15 new Windows development tools.

Sales and marketing costs consist of the sales and marketing expenses associated with the Company's products business, which include costs of direct sales, sales support and marketing staff, the facilities and benefits costs allocated to such personnel and the costs of marketing and sales incentive programs. The increase in sales and marketing costs was largely attributable to the expansion of the worldwide sales force, higher sales commissions associated with increased product sales, and increased allocations of costs of corporate systems, offset, in part, by decreased advertising expenditures. The direct sales and sales support staff increased by 619 to 2,680 people at the end of fiscal 2000, as compared to 2,061 at the end of fiscal 1999 and 1,816 at the end of fiscal 1998.

Financial information for the Company's professional services segment is as follows (in thousands):

                                                                  YEAR ENDED MARCH 31,
                                                 -------------------------------------------------------
                                                        2000               1999             1998
                                                 ----------------- -------------------------------------
   Revenue                                       $       978,674   $       620,720   $       427,794
   Operating expenses                                    946,710           506,765           365,948
                                                 ----------------- ------------------ ------------------
   Professional services operating profit        $        31,964   $       113,955   $        61,846
                                                 ================= =====================================

Professional services revenue by geographic location is presented in the table below (in thousands):

                                                                 YEAR ENDED MARCH 31,
                                                 ------------------------------------------------------
                                                        2000               1999            1998
                                                 ----------------- ------------------------------------
   United States                                 $       903,146   $       548,255   $       384,346
   European subsidiaries                                  66,269            63,429            37,528
   Other international operations                          9,259             9,036             5,920
                                                 ----------------- ------------------ -----------------
   Total professional services revenue           $       978,674   $       620,720   $       427,794
                                                 ================= ====================================


The professional services segment generated operating margins of 3.3%, 18.4% and 14.5% during fiscal years 2000, 1999 and 1998, respectively. During fiscal year 2000, the professional services operating margin was 14.0%, 9.1%, 2.0% and a negative 8.4%, during the first, second, third and fourth quarters, respectively. The decrease in the professional services operating margin is primarily attributable to billable staff currently off assignment, increased use of subcontractors for special services and increased allocations of costs of corporate systems. While off assignment, billable staff are participating in training programs focused on e-commerce and distributed software systems to better meet anticipated client needs in the future. Cost of professional services includes all costs of the Company's professional services business, including the personnel costs of the professional, management and administrative staff of the Company's services business and the facilities and benefits costs allocated to such personnel. The increase in these expenses was due primarily to an increase of 3,328 professional billable staff, primarily associated with the DPRC acquisition, to 9,606 in fiscal 2000 from 6,278 people at the end of fiscal 1999. This compares to an increase of 1,723 billable people in fiscal 1999 from 4,555 people at the end of fiscal 1998.

Administrative and general expenses increased 15.4% during fiscal 2000 and 32.8% during fiscal 1999. However, as a percentage of total revenue, these expenses have been steadily decreasing at 4.2%, 4.8% and 5.2% of total revenue during fiscal years 2000, 1999 and 1998, respectively. These decreases are primarily a result of increased revenues with significantly smaller increases in corporate expenditures and to allocations of costs of corporate systems to the respective operating groups, offset by increased amortization of goodwill associated with various acquisitions.

During fiscal year 2000, the Company recognized $17.9 million of expense for purchased research and development costs associated with the acquisition of products from Programart Corporation. During fiscal year 1999, the Company recognized $4.4 million of expense for purchased research and development costs associated with the acquisition of products from Centerline Software, Inc., Vireo Software, Inc. and Cardume Software Limited. During fiscal 1998, the Company incurred special charges of $3.2 million related to purchased research and development incurred in connection with the acquisition of UnderWare, Inc. Since the research and development in process had not reached technological feasibility, these amounts were expensed in accordance with Statement of Financial Accounting Standards No. 2. During fiscal 1998, the Company also incurred $3.6 million of merger-related costs in connection with the merger and integration of NuMega Technologies, Inc.

Net interest and investment income for fiscal 2000 was $10.4 million as compared to $29.4 million in fiscal 1999 and $17.4 million in fiscal 1998. This decrease in net interest and investment income is primarily attributable to interest expense associated with debt outstanding under the $900 million Senior Credit Facility discussed in the Liquidity and Capital Resources section below, offset by a gain on sale of investments during the third quarter of fiscal 2000.

The Company's provision for income taxes was $209.8 million in fiscal 2000, which represents an effective tax rate of 37.3%. This compares to a tax provision of $180.2 million in fiscal 1999, which represents an effective tax rate of 34.0%, and an income tax provision of $96.8 million in fiscal 1998, which represents an effective tax rate of 33.3%. The fiscal 2000 and fiscal 1999 increases in the effective tax rate were due to the growth in pre-tax earnings, which dilutes the effect of tax credits on the effective tax rates, nondeductible goodwill amortization associated with certain acquisitions and a shift of our state apportionment to states with higher corporate income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had approximately $266.5 million in cash and investments, which is the level the Company has committed to maintaining while utilizing the $900 million Senior Credit Facility. During fiscal 2000, 1999 and 1998, Compuware generated $165.4 million, $479.3 million and $210.6 million, respectively, in operating cash flow. During these periods, the Company had capital expenditures that included property and equipment, capitalized research and software development, and purchased software of $50.6 million, $38.5 million and $41.8 million, respectively.

The decrease in operating cash flow reflects the increase in ELAs during the current fiscal year. These transactions often include extended payment terms that are reflected in the increase of long-term accounts receivable from $145.8 million at March 31, 1999 to $399.9 million at March 31, 2000. A portion of these receivables represents license fee revenue that is recognized in the period when the transaction is completed. The remaining portion of these receivables is related to the maintenance revenue and interest income, which is recognized ratably over the term of the contract.

In addition to the growth in long-term accounts receivable, the cash flow from operations has been adversely affected by the decrease in utilization of professional services staff.

Professional services staff who are off assignment are not generating revenue and cash flow, but are still paid while being retrained.

As of March 31, 2000 the Company had $450.0 million in long-term debt representing borrowings under the $900 million Senior Credit Facility entered into on August 31, 1999. This reflects net payments of $73.5 million during the fourth quarter of fiscal 2000. Borrowings were used to help fund the acquisitions discussed below. As of March 31, 1999 the Company had no long-term debt. (See Note 5 of Notes to Consolidated Financial Statements.)

In accordance with Compuware's strategic growth plans, the Company completed the following acquisitions during fiscal 2000:

Acquisitions associated with professional services included Data Processing Resources Corporation ($495.1 million), BlairLake, Inc. ($18.5 million), High Plains Solutions, LLC ($3.1 million) and Livernois Staffing Services, LLC ($1.5 million).

Product related acquisitions included certain assets or outstanding stock of Programart Corporation ($126.2 million), CACI Products Company ($42.1 million), Reliant Data Systems ($10.1 million) and Autotester ($2.8 million).

On May 10, 2000 the Company acquired Nomex, Inc., a privately held provider of web design and development services located in Montreal, Canada, for $8.2 million. The Company continues to evaluate business acquisition opportunities that fit the Company's strategic plans.

In March 1999, the Company announced that its Board of Directors had approved a stock repurchase program, pursuant to which the Company was authorized to purchase up to $500 million of outstanding Company stock. The Company purchased approximately 21.5 million shares representing the entire $500 million authorized by the Board for this program. These shares were purchased from March through May 1999.

The Company plans to build an office tower with an estimated cost of $350.0 million within the city of Detroit. Funds expended to date are approximately $2.2 million. Cash outlays over the next 12 months are expected to be $150.0 million, with the funds coming from the Senior Credit Facility.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

The Company's exposure to market risk for changes in interest rates relate primarily to the Company's cash investments and revolving credit facility. Derivative financial instruments are not a part of the Company's investment strategy. The Company places its investments with high quality issuers and preserves its invested funds by limiting default and market risk. In addition, the Company has classified all its marketable debt securities and long term debt investments as "held to maturity" which does not expose the consolidated statement of income or balance sheet to fluctuations in interest rates. Information about the Company's investment portfolio is set forth in Note 3 of Notes to Consolidated Financial Statements.

At March 31, 2000 the Company's outstanding variable rate debt was $450.0 million. Each 25 basis point increase or decrease in the level of interest rates would have $1.1 million effect on variable rate debt interest based on the balance of such debt at March 31, 2000. Information about the Company's investment portfolio is set forth in Note 5 of Notes to Consolidated Financial Statements.

FOREIGN CURRENCY RISK

The Company has entered into forward foreign exchange contracts primarily to hedge amounts due from select subsidiaries denominated in foreign currencies (mainly in Europe and Asia-Pacific) against fluctuations in exchange rates. The Company has not entered into forward foreign exchange contracts for speculative or trading purposes. The Company's accounting policies for these contracts are based on the Company's designation of the contracts as hedging transactions. The criteria the Company uses for designating a contract as a hedge include the contract's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on forward foreign exchange contracts are recognized in income in the same period as gains and losses on the underlying transactions. If the underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related forward foreign exchange contract would be recognized in income in the same period. In addition, since the Company enters into forward contracts only as a hedge, any change in currency rates would not result in any material net gain or loss, as any gain or loss on the underlying foreign currency denominated balance would be offset by the gain or loss on the forward contract. The Company operates in certain countries in Latin America and Asia-Pacific where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. At March 31, 2000, the Company had contracts maturing through April 2000 to sell $39.3 million in foreign currencies, with a fair value of $39.4 million. Information about the Company's foreign currency forward exchange contracts is set forth in Note 1 of Notes to Consolidated Financial Statements.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REFERENCE SHOULD BE MADE TO ITEM 14 (A) 1 FOR AN INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Compuware Corporation:

We have audited the accompanying consolidated balance sheets of Compuware Corporation and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Compuware Corporation and its subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

Detroit, Michigan
May 1, 2000

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2000 AND 1999
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

ASSETS                                                                   NOTES       2000        1999
                                                                       ---------- ----------- ------------

CURRENT ASSETS:
   Cash and cash equivalents                                                      $   30,480  $  193,128
   Investments                                                             3         157,030     309,787
   Accounts receivable, less allowance for doubtful
     accounts of $15,466 and $12,152                                                 728,629     526,469
   Deferred tax asset, net                                                 8          24,346      16,727
   Income taxes refundable                                                            22,125
   Prepaid expenses and other current assets                                          25,248      25,979
                                                                                  ----------- ------------

                  Total current assets                                               987,858   1,072,090
                                                                                  ----------- ------------

INVESTMENTS                                                                3          78,944     175,689
                                                                                  ----------- ------------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                           4         114,409      94,786
                                                                                  ----------- ------------


CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION OF $109,405 AND $88,793                                               98,464      48,095
                                                                                  ----------- ------------

OTHER:
   Accounts receivable                                                               399,911     145,793
   Deferred tax asset, net                                                 8                      11,347
   Excess of cost of investment over fair value of net
     assets acquired, less accumulated amortization
     of $39,944 and $14,692                                                2         659,391      87,713
   Other assets                                                                       76,930      41,170
                                                                                  ----------- ------------

                  Total other assets                                               1,136,232     286,023
                                                                                  ----------- ------------





TOTAL ASSETS                                                                      $2,415,907  $1,676,683
                                                                                  =========== ============


LIABILITIES AND SHAREHOLDERS' EQUITY                                    Notes         2000         1999
                                                                      ---------- -----------  ------------

CURRENT LIABILITIES:
   Accounts payable                                                               $   67,173  $   71,129
   Accrued expenses                                                                  135,129     101,705
   Income taxes payable                                                                           27,153
   Accrued bonuses and commissions                                                    64,153      66,549
   Deferred revenue                                                                  329,602     254,968
                                                                                  ----------- -----------

                  Total current liabilities                                          596,057     521,504

LONG TERM DEBT                                                             5         450,000

DEFERRED REVENUE                                                                     152,947      75,657

DEFERRED INCOME TAXES                                                      8          13,031
                                                                                  ----------- ----------

                  Total liabilities                                                1,212,035     597,161
                                                                                  ----------- ----------

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value -  authorized
     5,000,000 shares
   Common stock, $.01 par value - authorized
     1,600,000,000 shares; issued and outstanding
     361,621,234 and 367,926,388 shares in 2000
     and 1999, respectively                                                6           3,616       3,679
   Additional paid-in capital                                              6         556,150     304,825
   Retained earnings                                                                 654,976     777,318
   Accumulated other comprehensive loss                                              (10,870)     (6,300)
                                                                                  ----------- ----------

                  Total shareholders' equity                                       1,203,872   1,079,522
                                                                                  ----------- ----------



TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $2,415,907  $1,676,683
                                                                                  =========== ==========



See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2000, 1999 and 1998
(IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

                                                                 NOTES          2000             1999             1998
                                                                          --------------- ---------------- ----------------
REVENUES:
   Software license fees                                                     $  819,247   $     683,354    $     467,251
   Maintenance fees                                                             432,707         334,371          244,273
   Professional services fees                                                   978,674         620,720          427,794
                                                                          --------------- ---------------- ----------------

       Total revenues                                                         2,230,628       1,638,445        1,139,318
                                                                          --------------- ---------------- ----------------

OPERATING EXPENSES:
   Cost of software license fees                                                 30,739          28,097           22,874
   Cost of maintenance                                                           45,367          37,286           31,203
   Cost of professional services                                                946,710         506,765          365,948
   Software product development                                                  81,133          64,957           54,416
   Sales and marketing                                                          467,060         418,019          325,793
   Administrative and general                                                    90,386          78,333           58,965
   Purchased research and development                              2             17,900           4,350            3,160
   Merger-related costs                                            2                                               3,606
                                                                          --------------- ---------------- ----------------

       Total operating expenses                                               1,679,295       1,137,807          865,965
                                                                          --------------- ---------------- ----------------

INCOME FROM OPERATIONS                                                          551,333         500,638          273,353
                                                                          --------------- ---------------- ----------------

OTHER INCOME (EXPENSE):
   Interest and investment income                                                34,927          30,175           18,564
   Interest expense                                                             (24,484)           (772)          (1,147)
                                                                          --------------- ---------------- ----------------
       Total other income                                                        10,443          29,403           17,417
                                                                          --------------- ---------------- ----------------

INCOME  BEFORE INCOME TAXES                                                     561,776         530,041          290,770


INCOME TAX PROVISION                                               8            209,800         180,178           96,826
                                                                          --------------- ---------------- ----------------

NET INCOME                                                                $     351,976      $  349,863       $  193,944
                                                                          =============== ================ ================

Basic earnings per share                                           7      $        0.98   $        0.95    $        0.55
                                                                          =============== ================ ================
Diluted earnings per share                                         7      $        0.91   $        0.87    $        0.50
                                                                          =============== ================ ================

 See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2000, 1999 and 1998
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                                                                Accumulated
                                                           Common Stock            Additional                      Other
                                                   -----------------------------    Paid-In       Retained     Comprehensive
                                                      Shares         Amount         Capital       Earnings          Loss
                                                   -------------- -------------- -------------- -------------- ---------------
BALANCE AT APRIL 1, 1997                             343,727,080  $      3,438   $    210,413   $     232,630  $        (845)
    Net income                                                                                        193,944
    Foreign currency translation, net of tax                                                                          (2,784)

         Comprehensive income

    NuMega acquisition (Note 2)                        6,683,206            66          3,734             881
    Issuance of common stock                           1,450,616            14         12,731
    Acquisition tax benefits                                                            6,485
    Exercise of employee stock options
       and related tax benefit (Note 11)               8,481,044            85         47,504
                                                   -------------- -------------- -------------- -------------- ---------------
BALANCE AT MARCH 31, 1998                            360,341,946         3,603        280,867         427,455         (3,629)
    Net income                                                                                        349,863
    Foreign currency translation, net of tax                                                                          (2,671)

         Comprehensive income

    MISI acquisition (Note 2)                          1,021,864            10         31,089
    Issuance of common stock                           1,367,818            14         24,457
    Purchase and retirement of common stock           (6,200,000)          (62)      (151,555)
    Acquisition tax benefits                                                            6,707
    Exercise of employee stock options
       and related tax benefit (Note 11)              11,394,760           114        113,260
                                                   -------------- -------------- -------------- -------------- ---------------
BALANCE AT MARCH 31, 1999                            367,926,388         3,679        304,825         777,318         (6,300)
    Net income                                                                                        351,976
    Foreign currency translation, net of tax                                                                          (4,570)

         Comprehensive income

    Issuance of common stock                           1,325,761            13         33,764
    Purchase and retirement of common stock          (15,335,259)         (153)       126,098        (474,318)
    Acquisition tax benefits                                                            7,219
    Exercise of employee stock options
       and related tax benefit (Note 11)               7,704,344            77         79,844
    Other                                                                               4,400
                                                   -------------- -------------- -------------- -------------- ---------------
BALANCE AT MARCH 31, 2000                            361,621,234  $      3,616  $     556,150   $     654,976  $     (10,870)
                                                   ============== ============== ============== ============== ===============


                                                                 Total
                                                             Shareholders'     Comprehensive
                                                                 Equity            Income
                                                            ---------------- -------------------
BALANCE AT APRIL 1, 1997                                    $     445,636
    Net income                                                    193,944    $          193,944
    Foreign currency translation, net of tax                       (2,784)               (2,784)
                                                                             -------------------
         Comprehensive income                                                $          191,160
                                                                             ===================
    NuMega acquisition (Note 2)                                     4,681
    Issuance of common stock                                       12,745
    Acquisition tax benefits                                        6,485
    Exercise of employee stock options
       and related tax benefit (Note 11)                           47,589
                                                            ----------------
BALANCE AT MARCH 31, 1998                                         708,296
    Net income                                                    349,863    $          349,863
    Foreign currency translation, net of tax                       (2,671)               (2,671)
                                                                             -------------------
         Comprehensive income                                                $          347,192
                                                                             ===================
    MISI acquisition (Note 2)                                      31,099
    Issuance of common stock                                       24,471
    Purchase and retirement of common stock                      (151,617)
    Acquisition tax benefits                                        6,707
    Exercise of employee stock options
       and related tax benefit (Note 11)                          113,374
                                                            ----------------
BALANCE AT MARCH 31, 1999                                       1,079,522
    Net income                                                    351,976    $          351,976
    Foreign currency translation, net of tax                       (4,570)               (4,570)
                                                                             -------------------
         Comprehensive income                                                $          347,406
                                                                             ===================
    Issuance of common stock                                       33,777
    Purchase and retirement of common stock                      (348,373)
    Acquisition tax benefits                                        7,219
    Exercise of employee stock options
       and related tax benefit (Note 11)                           79,921
    Other                                                           4,400
                                                            ----------------
BALANCE AT MARCH 31, 2000                                   $   1,203,872
                                                            ================

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                     2000           1999           1998
                                                                                 -------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $    351,976   $    349,863   $    193,944
   Adjustments to reconcile net income  to cash provided by
       operations:
       Purchased research and development                                              17,900          4,350          3,160
       Depreciation and amortization                                                   71,510         41,537         36,504
       Tax benefit from exercise of stock options                                      45,962         91,083         30,402
       Issuance of common stock to Employee Stock Ownership Trust                       6,496          4,558          3,500
       Acquisition tax benefits                                                         7,219          6,707          6,485
       Deferred income taxes                                                           (5,758)        (1,015)        (6,108)
       Gain on sale of marketable securities                                          (10,918)
       Other                                                                              994            160            240
       Net change in assets and liabilities, net of effects from
        acquisitions:
           Accounts receivable                                                       (385,102)      (214,293)      (104,702)
           Prepaid expenses and other current assets                                    2,962        (18,215)        (2,118)
           Other assets                                                               (27,716)       (21,759)        (6,255)
           Accounts payable and accrued expenses                                      (19,222)        99,522         22,582
           Deferred revenue                                                           137,954        107,014         26,206
           Income taxes                                                               (28,858)        29,744          6,765
                                                                                 -------------- -------------- --------------
                  Net cash provided by operating activities                           165,399        479,256        210,605
                                                                                 -------------- -------------- --------------

CASH USED IN INVESTING ACTIVITIES:
   Purchase of:
       Businesses                                                                    (700,266)       (12,629)        (5,198)
       Property and equipment                                                         (34,922)       (26,370)       (28,006)
       Capitalized software                                                           (15,698)       (12,173)       (13,823)
   Investments:
       Proceeds from maturity                                                         471,932        446,221         85,682
       Proceeds from sales of securities                                               14,194
       Purchases                                                                     (230,554)      (774,350)      (172,865)
                                                                                 -------------- -------------- --------------
                  Net cash used in investing activities                              (495,314)      (379,301)      (134,210)
                                                                                 -------------- -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long term debt                                                       533,000
   Payment of long term debt                                                          (83,000)        (3,692)        (3,890)
   Net proceeds from sale of common stock                                              31,681         19,913          9,245
   Repurchase of common stock                                                        (348,373)      (151,617)
   Net proceeds from exercise of stock options                                         33,959         22,291         17,187
                                                                                 -------------- -------------- --------------
                  Net cash (used in) provided by financing activities                 167,267       (113,105)        22,542
                                                                                 -------------- -------------- --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (162,648)       (13,150)        98,937
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        193,128        206,278        107,341
                                                                                 -------------- -------------- --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $     30,480   $    193,128   $    206,278
                                                                                 ============== ============== ==============

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Compuware Corporation develops, markets and supports an integrated set of systems software products designed to improve the productivity of data processing professionals in application development, implementation and maintenance. In addition, the Company's professional services division offers business systems analysis, design, programming and implementation as well as software conversion and systems planning and consulting. The Company's products and services are offered worldwide across a broad spectrum of technologies, including mainframe and distributed systems platforms.

Basis of Presentation - The consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries after elimination of all significant intercompany balances and transactions. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingencies at March 31, 2000 and 1999 and the results of operations for the years ended March 31, 2000, 1999 and 1998. While management has based their assumptions and estimates on the facts and circumstances known at March 31, 2000, final amounts may differ from estimates.

Revenue Recognition - Revenue from licensing of software products is recognized upon shipment of the products, provided that no significant obligations remain and collection of the related receivable is deemed probable. The portion of license fees associated with maintenance and enhancements is deferred and recognized ratably over the maintenance period. Revenue from software transactions that are financed are discounted to present value. Product maintenance renewal fees are recognized as revenue ratably over the maintenance term. Professional services fees are recognized in the period the services are performed. The Company adopted American Institute of Certified Public Accountant's (AICPA) Statement of Position (SOP) 98-9, which modified SOP 97-2 with respect to certain transactions, during the year ended March 31, 2000. The adoption of SOP 98-9 did not have a material effect on the Company's financial statements.

Cash and Cash Equivalents - For the purpose of the statement of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents.

Investments consist of municipal obligations, U.S. Government agencies and tax-free and tax advantage auction rate securities. All are classified as held-to-maturity and carried at amortized cost. Those investments that mature within one year from the balance sheet date are classified as short-term. The amortization of bond premiums and discounts is included in interest and investment income.

Property and Equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.

Capitalized Software includes the costs of purchased and internally developed software products and is stated at the lower of unamortized cost or net realizable value. Net purchased software included in capitalized software at March 31, 2000 and 1999 is $60,029,000 and $12,396,000, respectively.
Capitalized software at March 31, 2000 includes $56,500,000 from the CACI and Programart acquisitions

(see Note 2). Capitalization of internally developed software products begins when technological feasibility of the product is established. Software product development includes all expenditures for research and development, net of amounts capitalized. Total software development costs incurred internally by the Company were $95,629,000, $76,831,000 and $65,015,000 in fiscal 2000, 1999 and
1998, respectively, of which $14,496,000, $11,874,000 and $10,599,000, respectively, were capitalized.

The amortization for both internally developed and purchased software products is computed on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Amortization begins when the product is available for general release to customers. The amortization period for capitalized software is generally five years. Capitalized software amortization is included in "cost of software license fees" in the consolidated statements of income.

Excess of Cost Over Fair Value of Net Assets Acquired ("goodwill") is being amortized over periods ranging from 10 to 20 years using the straight-line method. The Company regularly evaluates the period of amortization to determine whether later events and circumstances warrant revised estimates of useful lives. Goodwill amortization expense was approximately $25,252,000, $4,857,000 and $4,419,000, for the fiscal years ended March 31, 2000, 1999 and 1998, respectively. These amounts are included in "administrative and general" in the consolidated statements of income.

Fair Value of Financial Instruments - The carrying value of cash equivalents, current accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. At March 31, 2000, the fair value of long term receivables is approximately $371,145,000 compared to the carrying amount of $399,911,000. The fair value of noncurrent accounts receivable is estimated by discounting the future cash flows using the current rate at which the Company would finance a similar transaction.

Income Taxes - The Company accounts for income taxes using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements.

Foreign Currency Translation - The Company's foreign subsidiaries use the local currency as the functional currency. Accordingly, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange at the respective balance sheet dates, and revenues and expenses have been translated at average exchange rates prevailing during the year the transactions occur. Translation adjustments have been excluded from the results of operations and are reported as accumulated other comprehensive loss.

Foreign Currency Transactions and Derivatives - Gains and losses from foreign currency transactions are included in the determination of net income. To offset the risk of future currency fluctuations on receivables due from foreign subsidiaries, the Company enters into foreign exchange contracts to sell or buy currencies at specified rates on specific dates. Market value gains and losses on these contracts are recognized, offsetting foreign exchange gains or losses on foreign receivables. The Company does not use foreign exchange contracts to hedge anticipated transactions. The net foreign currency transaction loss was $464,000, $2,944,000 and $627,000 for the fiscal years ended March 31, 2000,
1999 and 1998, respectively. These amounts are included in "sales and marketing" in the consolidated statements of income.

At March 31, 2000, the Company had contracts maturing through April 2000 to sell $39,286,000 in foreign currencies. At March 31, 1999, the Company had contracts maturing through May 1999 to sell $27,993,000 in foreign currencies.

Earnings Per Share - Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding.

Business Segments - The Company's two principal operating segments are products and services. The Company provides software products and professional services to the world's largest IT organizations that help information technology professionals efficiently develop, implement and support the applications that run their businesses.

Recently Issued Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS 137. The Company is required to adopt this statement for the year ending March 31, 2002. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company has not determined the effect, if any, that adoption will have on its financial position or results of operations.

2.  ACQUISITIONS

Fiscal 2000 Acquisitions:

During fiscal 2000, the Company completed the acquisition of certain professional services companies for a combined total of $518,200,000 net cash expended. The companies purchased were Data Processing Resources Corporation ($495,100,000), BlairLake, Inc ($18,500,000), High Plains Solutions LLC ($3,100,000), and Livernois Staffing Services, LLC ($1,500,000). The total purchase amount includes third party expenses of approximately $2,400,000 in addition to $115,000,000 of Data Processing Resources Corporation subordinated debt that was paid by Compuware. All of the acquisitions were accounted for as purchases and, accordingly, assets and liabilities acquired have been recorded at fair value as of their respective acquisition dates. The aggregate amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $493,500,000 and is being amortized on a straight-line basis, principally over 20 years.

The Company also completed four product-related acquisitions during the year. It acquired certain assets of CACI Products Company for $42,100,000, Autotester for $2,750,000 and Programart Corporation for $126,200,000 and all of the outstanding stock of Reliant Data Systems for $10,100,000. This amount includes third party expenses of approximately $160,000. The acquisitions have been accounted for as purchases and, accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. Of the total purchase price, $56,500,000 was capitalized as purchased software and $11,200,000 was allocated to other intangible assets. The aggregate amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $102,700,000 and is being amortized over periods ranging from 15 to 20 years on a straight-line basis. Of the total purchase price for Programart, $17,900,000 was allocated to in-process research and development based upon an independent valuation by Valuation Counselors of the expected future cash flows of the future product, less costs to complete development. In accordance with SFAS No. 2 "Accounting for Research and Development Costs," this amount was expensed as of the purchase date.

     The following pro forma unaudited consolidated results of operations assume the acquisitions occurred as of the beginning of each of the periods presented (in thousands, except per share amounts):

                                                                     Year Ended
                                                                      March 31,
                                                         ------------------------------------
                                                               2000               1999
                                                         ------------------ -----------------

                  Revenues                               $2,394,482         $ 2,030,594
                  Net income                                341,508             327,171
                  Diluted earnings per share                   0.89                0.81

     The pro forma results include the amortization of the goodwill and interest expense on debt assumed to finance these purchases. These amounts do not reflect any benefit from the reduction in costs for certain corporate functions from combined operations. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the fiscal years presented, nor are they necessarily indicative of future consolidated results.

     Fiscal 1999 Acquisitions:

     In March 1999, the Company acquired M.I.S. International, Inc. a professional services firm, for approximately $31,100,000 in Compuware stock. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $30,569,000 and is being amortized over a 15-year period on a straight-line basis.

     During fiscal 1999, the Company completed the acquisition of certain software products for an aggregate cost of approximately $9,250,000 in cash and notes payable that are due within one year. The companies from which the software was purchased were Centerline Software ($2,900,000), Vireo Software ($4,100,000) and Cardume Software ($2,250,000). The aggregate amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $1,319,000 and is being amortized over a 15-year period on a straight-line basis. Of the total purchase price, $4,350,000 was allocated to in-process research and development based upon an independent valuation by Valuation Counselors of the expected future cash flows from the future product, less costs to complete development. In accordance with SFAS No. 2 this amount was expensed as of the purchase date.

     Fiscal 1998 Acquisitions:

     In March 1998, the Company acquired UnderWare, Inc. a privately held software product company for approximately $3,500,000 cash. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $141,000 and is being amortized over a 15-year period on a straight-line basis. Of the total purchase price, $3,160,000 was allocated to in-process research and development based upon an independent valuation by Valuation Counselors of the expected future cash flows, less costs to complete the development. In accordance with SFAS No. 2 this amount was expensed as of the purchase date.

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

     In April 1997, the Company acquired Vine Systems Company Ltd., a professional services firm, for approximately 3,100,000 pounds sterling (approximately $5,022,000). Of the total purchase price approximately $566,000 was paid in cash. The Company issued notes for the remaining $4,456,000, all of which were paid as of June 1999. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $4,841,000 and is being amortized over a 15-year period on a straight-line basis.

     3. INVESTMENTS

     A summary of securities classified as held to maturity at March 31, 2000 and 1999 is set forth below (in thousands):

                                                               Gross           Gross
                                           Amortized         Unrealized      Unrealized          Fair
                                             Cost              Gains           Losses            Value
                                           ---------         ----------      ----------        ---------
     March 31, 2000:
     Municipal Obligations                 $ 195,374            $   3             $ 769        $ 194,608
     Tax Advantage Auction
       Rate Securities                        29,450                                              29,450
     Tax Free Auction
       Rate Securities                        11,150                                              11,150
                                           ---------         ----------      ----------        ---------
     Securities Classified as
       Held to Maturity                    $ 235,974            $   3             $ 769        $ 235,208
                                           =========         ==========      ==========        =========

     March 31, 1999:
     Municipal Obligations                 $ 305,451            $ 857             $ 324        $ 305,984
     Tax Advantage Auction
       Rate Securities                       102,000                                             102,000
     Tax Free Auction
       Rate Securities                        52,554                                  4           52,550
     US Government Agencies                   25,471               26                             25,497
                                           ---------         ----------      ----------        ---------
     Securities Classified as
       Held to Maturity                    $ 485,476            $ 883             $ 328        $ 486,031
                                           =========         ==========      ==========        ==========

     Scheduled maturities of securities classified as held to maturity at March 31, 2000 were as follows (in thousands):

                                                    Amortized         Fair
                                                      Cost            Value
                                                    ---------       ---------
     Due in:
           2001                                    $ 157,030        $ 156,804
           2002                                       76,695           76,208
           2003                                        2,249            2,196
                                                    ---------       ---------
     Total                                         $ 235,974        $ 235,208
                                                    ---------       ---------

     Marketable Securities - During fiscal 2000, the Company sold securities that had been classified as available-for-sale for approximately $14.2 million. The gain realized on this transaction was approximately $10.9 million. The Company uses the specific identification method as a basis for determining cost and calculating realized gains.

     4.   PROPERTY AND EQUIPMENT

     Property and equipment, summarized by major classification, is as follows (in thousands):

                                                          March 31,
                                                 -------------------------
                                                     2000          1999
                                                 ----------     ----------
     Land                                        $    1,776     $    1,776
     Buildings                                       31,007         28,788
     Leasehold improvements                          23,794         17,492
     Furniture and fixtures                          50,083         38,519
     Computer equipment and software                 93,940         69,368
                                                 ----------     ----------
                                                    200,600        155,943
     Less accumulated depreciation and
       amortization                                  86,191         61,157
                                                 ----------     ----------
     Total                                       $  114,409     $   94,786
                                                 ==========     ==========


     5.   LONG TERM DEBT

     Senior Credit Facility - In fiscal 2000, the Company entered into a $900 million unsecured Senior Credit Facility (credit facility) maturing in August 2003. The credit facility provides the Company the option of borrowing at a spread over the base rate (as defined) for base rate loans or the Adjusted London Interbank Offer Rate (LIBOR) for Eurodollar loans. The Company currently pays a commitment fee of .25% per annum for any unused portion of the credit facility. During fiscal 2000, the maximum borrowings under the credit facility were $533 million; average borrowings were $428 million and at March 31, 2000, there was $450 million outstanding. The weighted average interest rate for the year was 7.25%.

     The total commitment under the credit facility of $900 million will be permanently reduced on the second, third and fourth anniversaries of the closing date in the amounts of $100 million, $100 million and $700 million, respectively. The terms of the credit facility contain, among other provisions, certain financial covenants including minimum interest coverage and minimum net worth requirements, and specific limitations on additional indebtedness, liens and merger activity.

     As a result of the variable nature of the credit facility's interest rate, the fair value of the Company's revolving credit debt approximates its carrying value.

     Cash paid for interest totaled approximately $21,861,000, $687,000 and $810,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

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

     All references throughout the consolidated financial statements to number of shares, per share amounts and stock option data reflect the stock splits.

     7.   EARNINGS PER COMMON SHARE

     Earnings per common share ("EPS") data were computed as follows (in thousands, except for per share data):

                                                                         Year Ended March 31,
                                                              ----------------------------------------
                                                                  2000           1999           1998
                                                                  ----           ----           ----
      BASIC EPS:
      Numerator:  Net income                                  $  351,976     $  349,863     $  193,944
                                                              ----------     ----------     ----------
      Denominator:
        Weighted-average common shares outstanding               358,560        366,734        352,274
                                                              ----------     ----------     ----------
      Basic EPS                                               $     0.98     $     0.95     $     0.55
                                                              ==========     ==========     ==========

      DILUTED EPS:
      Numerator: Net income                                   $  351,976     $  349,863     $  193,944
                                                              ----------     ----------     ----------
      Denominator:
        Weighted-average common shares outstanding               358,560        366,734        352,274
        Dilutive effect of stock options                          26,131         35,302         35,152
                                                              ----------     ----------     ----------
        Total shares                                             384,691        402,036        387,426
                                                              ----------     ----------     ----------
      Diluted EPS                                             $     0.91     $     0.87     $     0.50
                                                              ==========     ==========     ==========

     8.   INCOME TAXES

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows (in thousands):

                                                                           March 31,
                                                                  -----------------------------
                                                                     2000             1999
                                                                  ------------     ------------
     Deferred tax assets:
         Accrued vacation                                         $     4,915      $     3,314
         Deferred maintenance                                           4,582            1,776
         Purchased software                                            16,433           10,593
         Allowance for doubtful accounts                                4,636            3,277
         Net operating loss carryforwards                              31,964           31,130
         Other                                                         23,990           14,861
                                                                  ------------     ------------
                                                                       86,520           64,951
         Less valuation allowance                                       5,877            4,612
                                                                  ------------     ------------
             Net deferred tax assets                                   80,643           60,339
         Current portion                                               26,676           19,204
                                                                  ------------     ------------
         Long term portion                                        $    53,967      $    41,135
                                                                  ============     ============
     Deferred tax liabilities:
         Capitalized research and development costs               $    10,278      $     9,536
         Depreciation                                                   3,891            2,681
         Other                                                         55,159           20,048
                                                                  ------------     ------------
             Total deferred tax liabilities                            69,328           32,265
         Current portion                                                2,330            2,477
                                                                  ------------     ------------
         Long term portion                                        $    66,998      $    29,788
                                                                  ============     ============

     The income tax provision (benefit) includes the following (in thousands):

                                                                       Year Ended March 31,
                                                         -----------------------------------------------
                                                              2000             1999            1998
                                                         --------------   --------------  --------------
    Current:
        Federal                                          $    181,664     $    160,192    $     96,629
        Foreign                                                 9,268            6,210           4,316
        State                                                  24,626           14,790           5,800
                                                         --------------   --------------  --------------
    Total current tax provision                               215,558          181,192         106,745
                                                         --------------   --------------  --------------
    Deferred:
        Federal                                                (4,120)          (4,131)          1,309
        Foreign                                                (1,638)           3,117         (11,228)
                                                         --------------   --------------  --------------
    Total deferred tax benefit                                 (5,758)          (1,014)         (9,919)
                                                         --------------   --------------  --------------
    Total income tax provision                           $    209,800     $    180,178    $     96,826
                                                         ==============   ==============  ==============

     The Company's income tax expense differed from the amount computed on pre-tax income at the U.S. federal income tax rate of 35% for the following reasons (in thousands):

                                                                        Year Ended March 31,
                                                           --------------------------------------------
                                                               2000           1999            1998
                                                           -------------  --------------  -------------
       Federal income tax at statutory rates               $    196,622   $    185,514    $    101,769
       Increase (decrease) in taxes:
          Foreign Sales Corporation subsidiary                   (9,537)        (8,643)         (6,462)
          State income taxes, net                                16,007          9,613           2,925
          Other, net                                              6,708         (6,306)         (1,406)
                                                           -------------  --------------  -------------
       Provision for income taxes                          $    209,800   $    180,178    $     96,826
                                                           =============  ==============  =============

     At March 31, 2000 the Company has net operating loss carryforwards for income tax purposes of approximately $101,099,000 which expire as follows (in thousands):

                Year ending March 31:
                        2001                             $   2,165
                        2002                                 5,539
                        2003                                 7,983
                        2004                                 7,480
                        2005                                 6,472
                        2006                                 1,990
                        2008                                   518
                        2009                                   146
                        2010                                 3,112
                        2011                                   274
               Unlimited carryforward                       65,420

     Of this amount, approximately $1,711,000 is available to offset U.S. federal income taxes and approximately $99,388,000 relates to various foreign jurisdictions. In addition, approximately $1,065,000 of tax credits expiring through the year 2009 are available to offset future U.S. federal income tax liabilities.

     Cash paid for income taxes totaled approximately $136,838,000, $28,332,000 and $55,481,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

     9.   SEGMENT INFORMATION

     Compuware operates in two business segments in the software industry: products and services. The Company provides software products and professional services to the world's largest IT organizations that help IT professionals efficiently develop, implement and support the applications that run their businesses.

     The Company's products are designed to support four key activities within the application development process: building, testing, performance testing and managing the application to optimize performance in production.

     The Company also offers a broad range of data processing professional services including business systems analysis, design and programming, software conversion and system planning and consulting.

     The Company evaluates the performance of its segments based primarily on operating profit before corporate expenses, purchased research and development expense and net interest income. The allocation of income taxes is not evaluated at the segment level.

     No single customer provides more than 10% of the Company's revenue.

     Financial information for the Company's business segments is as follows (in thousands):

                                                                                             Year Ended March 31,
                                                                          -------------------------------------------------
                                                                               2000                 1999               1998
                                                                          -----------         -----------      ------------
      Revenue:
          Products:
             Mainframe                                                    $ 1,031,273         $   830,256      $     577,048
             Distributed systems                                              220,681             187,469            134,476
                                                                          -----------         -----------      -------------
                   Total products revenue                                   1,251,954           1,017,725            711,524
          Services                                                            978,674             620,720            427,794
                                                                          -----------         -----------      -------------
      Total revenues                                                      $ 2,230,628         $ 1,638,445      $   1,139,318
                                                                          ===========         ===========      =============

      Operating Expenses:
          Products                                                        $   624,299         $   548,359      $     434,286
          Services                                                            946,710             506,765            365,948
          Corporate Staff                                                      90,386              78,333             58,965
                                                                          -----------         -----------      -------------
      Total operating expenses                                            $ 1,661,395         $ 1,133,457      $     859,199
                                                                          ===========         ===========      =============

      Income from operations, before other income
      (expenses), purchased research and development
      charges and merger-related costs:
          Products                                                        $   627,655         $   469,366      $     277,238
          Services                                                             31,964             113,955             61,846
          Corporate Staff                                                     (90,386)            (78,333)           (58,965)
                                                                          -----------         -----------      -------------
      Income from operations, before other income
      (expenses), purchased research and development
      charges and merger-related costs:                                       569,233             504,988            280,119
          Merger-related costs                                                                                        (3,606)
          Purchased research and development charges                          (17,900)             (4,350)            (3,160)
          Other income                                                         10,443              29,403             17,417
                                                                          -----------         -----------      -------------
      Income before income taxes                                          $   561,776         $   530,041      $     290,770
                                                                          ===========         ===========      =============


     Financial information regarding geographic operations are presented in the table below (in thousands):

                                                                       Year Ended March 31,
                                                        ---------------------------------------------
                                                            2000                1999           1998
                                                        ------------      ------------    -----------
      Revenue:
          United States                                 $  1,736,511      $  1,202,266     $  825,989
          Europe                                             351,427           316,393        217,478
          Other international operations                     142,690           119,786         95,851
                                                        ------------      ------------    -----------
      Total revenue                                     $  2,230,628      $  1,638,445     $1,139,318
                                                        ============      ============    ===========


     The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly such information is not provided. Less than 10% of the Company's long lived assets, other than financial instruments, are located outside of the United States.

     10.  COMMITMENTS AND CONTINGENCIES

     Leases - The Company leases building and office space and computer, office and transportation equipment under various operating lease agreements extending through fiscal 2006. Certain of these leases contain provisions for renewal options and escalation clauses. The following is a schedule of future minimum rental payments for the next five years (in thousands):


            Year ending March 31:
                    2001                $     41,807
                    2002                      37,901
                    2003                      31,760
                    2004                      23,938
                    2005                      15,626
                 Thereafter                   17,404
                                        -------------

                    Total               $    168,436
                                        =============

     Lease expense for the years ended March 31, 2000, 1999 and 1998 under all operating leases amounted to approximately $34,180,000, $27,720,000 and $19,193,000, respectively.

     11.  BENEFIT PLANS

     Employee Stock Ownership Plan - In July 1986, the Company established an Employee Stock Ownership Plan (ESOP) and Trust. Under the terms of the ESOP, the Company makes annual contributions to the Plan for the benefit of substantially all employees of the Company. The contribution may be in the form of cash or common shares of the Company. The Board of Directors may authorize contributions between a maximum of 25% of eligible compensation and a minimum sufficient to cover current obligations of the Plan. The Company made contributions of $6,497,000, $4,558,000 and $3,500,000 in fiscal 2000, 1999 and 1998, respectively. This is a non-leveraged ESOP plan.

     Employee Stock Purchase Plan - During fiscal 1996, the Company adopted and the shareholders approved the Global Employee Stock Purchase Plan (GESPP) under which the Company is authorized to issue up to eight million shares of common stock to eligible employees. The Company's initial offering periods were (i) October 1, 1995 through June 30, 1996 and (ii) July 1, 1996 through December 31, 1996. Thereafter, offering periods have commenced on January 1st and July 1st each year. Under the terms of the plan, employees may elect to have up to 10% of their annual earnings withheld to purchase Company stock, with a value not to exceed $25,000, at the close of the offering period. The purchase price is 85% of the first or last day's closing market price for each offering period, whichever is lower. During fiscal 2000, 1999 and 1998, the Company sold approximately 1,009,000, 1,177,000 and 1,250,000 shares, respectively, to eligible employees under the plan.

     NuMega Technologies, Inc. 1996 Stock Option Plan - In connection with the NuMega acquisition (see Note 2 of Notes to Consolidated Financial Statements), options to acquire approximately 1,776,000 shares of the Company's common stock were exchanged for all outstanding NuMega incentive and nonqualified stock options, of which approximately 183,000 were outstanding at March 31, 2000. The option prices range from $1.32 to $11.83 and expire in eight years.

     Employee Stock Option Plans - The Company adopted five Employee Stock Option Plans dating back to 1991. These plans provide for grants of options to purchase up to 91,000,000 shares of the Company's common stock to employees of the Company, of which approximately 42,875,000 were outstanding at March 31, 2000. Under the terms of the plans, the Company may grant nonqualified options at the fair market value of the stock on the date of grant. During fiscal 2000, the Company granted approximately 7,830,000 options under the five different Employee Stock Option Plans.

     Non-Employee Director Stock Option Plan - In July 1992, the Company adopted the Stock Option Plan for Non-Employee Directors. Under this plan, 2,400,000 shares of common stock are reserved for issuance to non-employee directors of the Company who have not been employees of the Company, any subsidiary of the Company or any entity which controls more than 10% of the total combined voting power of the Company's capital stock for at least one year prior to becoming director. In March 1999, the Committee amended the provisions of this plan effective April 1, 1999 to provide for annual grants of 40,000 option shares to each non-employee director with additional grants based on board and committee meeting attendance. During fiscal 2000, approximately 561,000 options were granted under the Non-Employee Director Stock Option Plan. Approximately 1,841,000 options were outstanding at March 31, 2000.

     Under the current amendment to the Plan, which became effective in February 2000, each non-employee director will receive an annual grant of 20,000 options beginning April 1, 2000. In addition, each non-employee director may receive an additional grant of 10,000 or 20,000 options if pre-established earnings targets are achieved by the Company. The option grants for board and committee meeting attendance remain in effect.

     Options generally vest in cumulative annual installments over a three to five year period. All options were granted at fair market value and expire 10 years from the date of grant.

     At March 31, 2000, a total of 65,898 options were outstanding under plans that were terminated by the Company, all of which are fully vested. All outstanding options under the terminated plans remain in effect in accordance with the terms under which they were granted.

     During fiscal 1999, the Company implemented a Replacement Stock Option Award program. The program allows selected participants to pay the option exercise price with shares of currently owned Company stock. The Company grants a new stock option award to replace the shares exchanged in the transaction. During fiscal 2000, approximately 3,400,000 shares were exercised under the Replacement Stock Option Award program for which approximately 1,704,000 replacement options were granted.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Stock options are granted at current market prices at the date of grant, therefore, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

     If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for fiscal 2000, 1999 and 1998 consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," Compuware's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                       Year Ended March 31,
                                                      -------------------------------------------------------
                                                            2000                 1999               1998
                                                      ------------------    --------------    ---------------
          Net Earnings:
            As reported                               $    351,976          $ 349,863         $ 193,944
            Pro forma                                      286,403            297,490           172,394

          Earnings per Share:
            As reported:
               Basic earnings per share                        0.98              0.95              0.55
               Diluted earnings per share                      0.91              0.87              0.50
            Pro forma:
               Basic earnings per share                        0.80              0.81              0.49
               Diluted earnings per share                      0.75              0.74              0.44

     The pro forma amounts for compensation cost may not be indicative of the effects on net earnings and earnings per share for future years.

     Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 2000, 1999 and 1998, respectively: expected volatility of 85.85, 66.88 and 51.50 percent; risk-free interest rates of 6.4, 5.3 and 5.7 percent; and expected lives at date of grant of 4.8, 4.9 and 4.9 years. Dividend yields were not a factor as the Company has never issued cash dividends and has no plans to do so in the future.

     Under SFAS No. 123, the fair value of the employees' stock purchase rights acquired by participation in the GESPP were estimated using the Black-Scholes model with assumptions that, except for an expected life of six months and a risk-free interest rate of 6.35 percent for fiscal 2000, and expected volatilities of 84.24 and 73.01 for the first and second offering periods, respectively, were consistent with those used for the Company's stock option plans described above. The weighted-average fair value of those purchase rights granted in fiscal 2000 were $12.00.

     A summary of the status of fixed stock option grants under Compuware's stock-based compensation plans as of March 31, 2000, 1999 and 1998, and changes during the years ending on those dates is as follows (shares in thousands):

                                           2000                              1999                             1998
                                ------------------------         --------------------------       -------------------------
                                Shares                           Shares                           Shares
                                 Under     Weighted-Avg.         Under       Weighted-Avg.         Under     Weighted-Avg.
                                Option    Exercise Price         Option      Exercise Price       Option     Exercise Price
                                ------    --------------         ------      --------------       ------     --------------
     Outstanding at
       beginning of year         48,801      $  11.21            52,102        $   6.13          50,636       $    3.83
     Granted                      8,392         20.90            12,183           25.33          10,540           14.90
     Exercised                   (7,704)         4.77           (11,395)           2.41          (8,481)           2.07
     Exchanged                   (1,703)        22.58            (1,069)          28.07
     Forfeited                   (2,821)        17.20            (3,020)          11.47          (2,369)           7.43
     NuMega acquisition                                                                           1,776            1.66
                               --------                         -------                        --------
     Outstanding at
       year end                  44,965      $  13.93            48,801        $  11.21          52,102       $    6.13
                               ========                         =======                        ========
     Options exercisable
       at year end               14,769      $   8.79            12,655        $   5.71          17,090       $    2.71
                               ========                         =======                        ========
     Weighted-average
       fair value of options
       granted during the
       year                    $  15.52                         $ 15.40                        $   7.58
                               ========                         =======                        ========


     The following table summarizes information about fixed stock options outstanding at March 31, 2000 (shares in thousands):

                                         ------------------------------------------        ------------------------
                                                     Options Outstanding                      Options Exercisable
                                         ------------------------------------------        ------------------------
                                         Shares                                            Shares
                                         Under      Weighted-Avg.    Weighted-Avg.         Under      Weighted-Avg.
                                         Option    Remaining Life    Exercise Price        Option    Exercise Price
                                         ------    --------------    --------------        ------    --------------
     Range of  Exercise Prices
           $ 0.01  TO $10.00             20,798           6.08         $   5.60            11,950       $   5.20
           10.01 TO 20.00                11,308           7.91            16.19               712          18.19
           20.01 TO 30.00                11,257           7.54            24.51             1,863          24.97
           30.01 TO 42.00                 1,602           8.52            31.89               244          33.63
                                         ------                                            ------
                                         44,965           7.00            13.93            14,769           8.79
                                         ======                                            ======

     The maximum number of shares for which additional options may be granted was 9,437,993 at March 31, 2000, 13,306,421 at March 31,1999 and 13,401,204
     at March 31, 1998. At March 31, 2000, a total of 54,403,499 shares of the Company's common stock are reserved for issuance under all option plans. Income tax benefits associated with the exercise of stock options are reflected as adjustments to additional paid-in capital.

     12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the years ended March 31, 2000 and 1999 is as follows (in thousands, except for per share data):

                                                 First         Second           Third          Fourth
                                                Quarter        Quarter         Quarter         Quarter            Year
                                             -------------- --------------  --------------  --------------  -------------
    Fiscal 2000:
      Revenues                               $     443,051  $     568,149   $     637,368   $     582,060     $2,230,628
      Operating income                             135,915        146,878         190,615          77,925        551,333
      Pre-tax income                               141,761        147,559         197,646          74,810        561,776
      Net Income                                    90,727         91,782         122,936          46,531        351,976
      Basic earnings per share                        0.25           0.26            0.34            0.13           0.98
      Diluted earnings per share                      0.24           0.24            0.32            0.12           0.91


    Fiscal 1999:
      Revenues                               $     338,623  $     366,569   $     433,118   $     500,135     $1,638,445
      Operating income                              82,789         99,428         139,720         178,701        500,638
      Pre-tax income                                88,625        106,222         147,364         187,830        530,041
      Net income                                    58,847         69,788          97,260         123,968        349,863
      Basic earnings per share                        0.16           0.19            0.26            0.33           0.95
      Diluted earnings per share                      0.15           0.17            0.24            0.31           0.87



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

     Executive Officers of the Registrant

     The executive officers of the Company, who are elected by and serve at the discretion of the Company's Board of Directors, are as follows as of June 9, 2000:


          Name                              Age       Position
          ----                              ---       --------
          Peter Karmanos, Jr.               57        Chairman of the Board and Chief Executive Officer

          Joseph A. Nathan                  47        President and Chief Operating Officer

          Elizabeth A. Chappell             42        Executive Vice President, Corporate Communications and
                                                      Investor Relations

          Henry A. Jallos                   51        Executive Vice President, Products Division

          Denise A. Knobblock               44        Executive Vice President, Human Resources and
                                                        Administration

          Eliot R. Stark                    47        Executive Vice President, Finance

          Thomas A. Vadnais                 52        Executive Vice President, Professional Services

          Laura L. Fournier                 47        Senior Vice President, Chief Financial Officer
                                                      (Chief Accounting Officer) and Treasurer

          Thomas Costello, Jr.              46        Vice President, General Counsel and Secretary


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

     Elizabeth A. Chappell has served as Executive Vice President, Corporate Communications and Investor Relations since January 2000 and as a director of the Company since October 1997. From September 1994 through December 1999, Ms. Chappell served as the Chief Executive Officer of The Chappell Group, Inc., a consulting firm.

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

     Thomas A. Vadnais was named Executive Vice President, Professional Services in May 2000. Prior to his appointment as Executive Vice President, Mr. Vadnais was Senior Vice President, Integration, Professional Services Division at Compuware. He has also served as President and Chief Operating Officer of Data Processing Resources Corporation (DPRC), a leading national professional services company acquired by Compuware in August 1999. Prior to joining DPRC, Mr. Vadnais spent six years at Norrell Corporations, serving as President and Chief Operating Officer of Tascor, Inc. the outsourcing division of Norrell Corporations. Prior to Norrell, Mr. Vadnais spent 23 years with IBM in a variety of sales, marketing and customer service roles.

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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT.

       1. CONSOLIDATED FINANCIAL STATEMENTS

              The following consolidated financial statements of the Company and its subsidiaries are filed herewith:

                                                                          Page
                                                                          ----

              Independent Auditors' Report                                 21


              Consolidated Balance Sheets as of March 31, 2000 and 1999    22

              Consolidated Statements of Income for each of the years
              ended March 31, 2000, 1999 and 1998                          23

              Consolidated Statements of Shareholders' Equity for each of
              the years ended March 31, 2000, 1999 and 1998                24

              Consolidated Statements of Cash Flows for each of the years
              ended March 31, 2000, 1999 and 1998                          25

              Notes to Consolidated Financial Statements                   26-39

      2.   FINANCIAL STATEMENT SCHEDULE INCLUDED IN PART IV OF THIS FORM:

              Independent Auditors'  Report                                46

              Schedule II - Valuation and Qualifying Accounts              47


              All other financial statement schedules not listed above are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

3.  EXHIBITS

The following exhibits are filed herewith or incorporated by reference:

Exhibit
Number   Description of Document
------   -----------------------
2.2 Agreement and Plan of Merger, dated February 23, 1999, among Compuware Corporation, CPWRT1, Inc., CPWRT2, Inc., M.I.S. International, Inc., Simco International, Inc., Autoflex, Inc., and Michael M. Bahn, Mary C. Bahn 1999 Qualified Annuity Trust, Michael M. Bahn Revocable Trust Dated January 23, 1995, Mary C. Bahn Revocable Trust Dated January 23, 1995, Michael J. Bahn, Marisa R. Bahn, and Renee C. Phillips 1999 Qualified Annuity Trust (8)
3.1      Restated Articles of Incorporation of Compuware Corporation, as
         amended. (1)
3.2 Certificate of Amendment to the Articles of Incorporation dated April 28, 1994. (2)
3.3 Certificate of Correction to the Articles of Incorporation dated May 9, 1994. (2)
3.4      Certificate of Restated Bylaws of Compuware Corporation, as amended.
         (1)
3.5 Certificate of Amendment to the Articles of Incorporation dated April 3, 1997. (4)
3.6 Certificate of Amendment to the Articles of Incorporation dated March 12, 1999. (9)
3.7      Certificate of Correction to the Articles of Incorporation dated May 9,
         2000.
4.1      Fiscal 1998 Stock Option Plan (6)
4.7      Certificate of Amendment to the Restated Articles of Incorporation (6)
4.8 Registration Rights Agreement, dated February 23, 1999, by and among Compuware Corporation, Michael J. Bahn, Marisa R. Bahn, Renee C. Phillips 1999 Qualified Annuity Trust, Michael M. Bahn Revocable Trust dated January 23, 1995, Mary C. Bahn 1999 Qualified Annuity Trust and Mary C. Bahn Revocable Trust dated January 23, 1995 (8)
10.4     1992 Stock Option Plan. (1)
10.24 Promotion Agreement, dated September 8, 1992, between Compuware Sports Corporation and the Company. (1)
10.35    Fiscal 1993 Stock Option Plan. (1)
10.36    Stock Option Plan for Non-Employee Directors. (1)
10.50 Registration Rights Agreement dated as of March 16, 1994 by and among the Company, Uniface Holding B.V., the Sellers listed therein and the Sellers' Agent. (3)
10.51    Fiscal 1996 Stock Option Plan
10.52 Advertising Agreement, dated December 1, 1996, between Arena Management Company and the Company
10.83    Fiscal 1999 Stock Option Plan (8)
10.84 Agreement and Plan of Merger, dated June 23, 1999, among the Company, DPRC and COMP Acquisition Co. (10)
11.1 Computation of Compuware Corporation and Subsidiaries net income per common share.
12.0     First Amendment to 1992 Stock Option Plan (5)
12.1     First Amendment to 1993 Stock Option Plan (5)
12.2     First Amendment to 1996 Stock Option Plan (5)
12.3     First Amendment to Stock Option Plan For Non-Employee Directors (7)
21.1     Subsidiaries of the Registrant. (3)
23.1     Independent Auditors' Consent
27.1     Financial Data Schedule Fiscal 2000
27.2     Financial Data Schedule Fiscal 1999
27.3     Financial Data Schedule Fiscal 1998

         ---------------------------

         (1) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-53652).
         (2) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-4, as amended (Registration No. 33-78822).
         (3) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-3, as amended (Registration No. 33-82734).
         (4) Incorporated by reference to the corresponding exhibit to the 1997 Annual Report on Form 10-K.
         (5) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
         (6) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-8 (Registration Statement No. 333-37873).
         (7) Incorporated by reference to the corresponding exhibit to the 1998 Annual Report on Form 10-K.
         (8) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1 (Registration Statement No. 333-76097).
         (9) Incorporated by reference to exhibit 4.8 to the Registration Statement on Form S-8 (Registration Statement No. 333-79821).
         (10) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(B)  REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington Hills, State of Michigan on June 9, 2000.

                                          COMPUWARE CORPORATION

                                          By:   /S/ PETER KARMANOS, JR.
                                               ---------------------------------
                                               Peter Karmanos, Jr.
                                               Chairman of the Board, Chief
                                               Executive Officer
                                               (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                  Signature                                         Title                                   Date
                  ---------                                         -----                                   ----

       /S/  PETER KARMANOS, JR.           Chairman of the Board, Chief Executive Officer             June 9, 2000
       ---------------------------------
             Peter Karmanos, Jr.          and Director (Principal Executive Officer)

       /S/  THOMAS THEWES                 Vice Chairman of the Board and Director                    June 9, 2000
       ---------------------------------
                Thomas Thewes

       /S/  JOSEPH A. NATHAN              President, Chief Operating Officer and Director            June 9, 2000
       ---------------------------------
               Joseph A. Nathan

       /S/  LAURA L. FOURNIER             Senior Vice President, Chief Financial Officer             June 9, 2000
       ---------------------------------
              Laura L. Fournier           (Chief Accounting Officer) and Treasurer

       /S/  ELIZABETH A. CHAPPELL         Director                                                   June 9, 2000
       ---------------------------------
            Elizabeth A. Chappell

       /S/  ELAINE K. DIDIER              Director                                                   June 9, 2000
       ---------------------------------
               Elaine K. Didier

                                          Director
       ---------------------------------
             Bernard M. Goldsmith

                                          Director
       ---------------------------------
              William O. Grabe

       /S/  WILLIAM R. HALLING            Director                                                   June 9, 2000
       ---------------------------------
              William R. Halling

       /S/  W. JAMES PROWSE               Director                                                   June 9, 2000
       ---------------------------------
               W. James Prowse

       /S/  G. SCOTT ROMNEY               Director                                                   June 9, 2000
       ---------------------------------
               G. Scott Romney

                                          Director
       ---------------------------------
             Lowell Weicker, Jr.


INDEPENDENT AUDITORS' REPORT


TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF COMPUWARE CORPORATION:

We have audited the consolidated financial statements of Compuware Corporation and subsidiaries as of March 31, 2000 and 1999 and for each of the three years in the period ended March 31, 2000, and have issued our report thereon dated May 1, 2000; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Compuware Corporation and subsidiaries, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Detroit, Michigan
May 1, 2000

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)



                COLUMN A                     COLUMN B                   COLUMN C                     COLUMN D         COLUMN E
----------------------------------------- ---------------- ------------------------------------ ------------------- --------------
                                                                        ADDITIONS
                                                           ------------------------------------

                                                                                  CHARGED
                                            BALANCE AT           CHARGED          TO OTHER             (1)           BALANCE AT
                                             BEGINNING          TO COSTS         ACCOUNTS--        DEDUCTIONS--        END OF
              DESCRIPTION                    OF PERIOD        AND EXPENSES        DESCRIBE           DESCRIBE          PERIOD
              -----------                 ---------------- -----------------  ----------------- ------------------- --------------
Allowance for doubtful accounts:
       Year ended March 31, 2000           $    12,152            7,692                               4,378            15,466
       Year ended March 31, 1999                 8,812            6,396                               3,056            12,152
       Year ended March 31, 1998                 6,941            7,260                               5,389             8,812


-----------------------------------------
(1) Write-off of uncollectible accounts, product maintenance cancellations and service cost overruns.

                                 EXHIBIT INDEX



EXHIBIT NO.                       DESCRIPTION
------------                      -----------

EX-3.7 Certificate of Correction to the Articles of Incorporation dated May 9, 2000.

EX-10.51              Fiscal 1996 Stock Option Plan.

EX-10.52 Advertising Agreement, dated December 1, 1996, between Arena Management Company and the Company.

EX-11.1 Computation of Compuware Corporation and subsidiaries net income per common share.

EX-23.1               Independent Auditors' Consent.

EX-27.1               FDS  2000

EX-27.2               FDS  1999

EX-27.3               FDS  1998