Form 10-Q
period 2000-06-30
COMPUWARE CORPORATION
filed 2000-08-11
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 7, 2000, there were outstanding 364,876,804 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 20 pages

PART I.  FINANCIAL INFORMATION                                          Page

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 2000 and March 31, 2000                                 3

         Condensed Consolidated Statements of Operations
         for the three months ended June 30, 2000 and 1999                4

         Condensed Consolidated Statements of Cash Flows
         for the three months ended June 30, 2000 and 1999                5

         Notes to Condensed Consolidated Financial
         Statements                                                       6

         Independent Accountants' Report                                 10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   11


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                17

SIGNATURES                                                               18

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             JUNE 30,       MARCH 31,
                                  ASSETS                                       2000           2000
                                  ------                                  ------------    -----------
                                                                           (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                               $    48,644    $    30,480
   Investments                                                                 152,536        157,030
   Accounts receivable, net                                                    708,375        728,629
   Deferred tax asset                                                           22,445         24,346
   Income taxes refundable                                                      29,274         22,125
   Prepaid expenses and other current assets                                    23,728         25,248
                                                                           -----------    -----------
       Total current assets                                                    985,002        987,858
                                                                           -----------    -----------

INVESTMENTS                                                                     62,987         78,944
                                                                           -----------    -----------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                               117,038        114,409
                                                                           -----------    -----------

CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION                                                                 94,975         98,464
                                                                           -----------    -----------

OTHER:
   Accounts receivable                                                         392,971        399,911
   Excess of cost over fair value of net assets acquired,
       less accumulated amortization                                           657,822        659,391
   Other                                                                        72,648         76,930
                                                                           -----------    -----------
       Total other assets                                                    1,123,441      1,136,232
                                                                           -----------    -----------

TOTAL ASSETS                                                               $ 2,383,443    $ 2,415,907
                                                                           ===========    ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                        $    51,496    $    67,173
   Accrued expenses                                                            180,945        199,282
   Deferred revenue                                                            332,242        329,602
                                                                           -----------    -----------
       Total current liabilities                                               564,683        596,057

LONG TERM DEBT                                                                 419,000        450,000

DEFERRED REVENUE                                                               148,934        152,947

DEFERRED INCOME TAXES                                                            6,565         13,031
                                                                           -----------    -----------

       Total liabilities                                                     1,139,182      1,212,035
                                                                           -----------    -----------

SHAREHOLDERS' EQUITY:
   Common stock                                                                  3,631          3,616
   Additional paid-in capital                                                  573,600        556,150
   Retained earnings                                                           678,608        654,976
   Accumulated other comprehensive loss                                        (11,578)       (10,870)
                                                                           -----------    -----------
       Total shareholders' equity                                            1,244,261      1,203,872
                                                                           -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 2,383,443    $ 2,415,907
                                                                           ===========    ===========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                      --------------------------
                                                         2000           1999
                                                      -----------    -----------
REVENUES:
   Software license fees                              $   130,704    $   160,952
   Maintenance fees                                       116,090         97,740
   Professional services fees                             267,080        184,359
                                                      -----------    -----------

       Total revenues                                     513,874        443,051
                                                      -----------    -----------

OPERATING EXPENSES:
   Cost of software license fees                           10,513          5,946
   Cost of maintenance                                     13,091         10,380
   Cost of professional services                          273,807        158,480
   Software product development                            24,606         17,325
   Sales and marketing                                    116,205        100,315
   Administrative and general                              34,720         14,690
                                                      -----------    -----------

       Total operating expenses                           472,942        307,136
                                                      -----------    -----------

INCOME FROM OPERATIONS                                     40,932        135,915

OTHER INCOME (EXPENSE):
   Interest and investment income                           6,586          6,010
   Interest expense                                        (9,402)          (164)
                                                      -----------    -----------
       Total other income (expense)                        (2,816)         5,846
                                                      -----------    -----------

INCOME  BEFORE INCOME TAXES                                38,116        141,761

INCOME TAX PROVISION                                       14,484         51,034
                                                      -----------    -----------

NET INCOME                                            $    23,632    $    90,727
                                                      ===========    ===========

Basic earnings per share                              $      0.07    $      0.25
                                                      ===========    ===========

Diluted earnings per share                            $      0.06    $      0.24
                                                      ===========    ===========



See notes to consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                           THREE MONTHS ENDED
                                                                                                JUNE 30,
                                                                                      ------------------------------
                                                                                          2000            1999
                                                                                      -------------- ---------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                                         $     23,632   $     90,727
   Adjustments to reconcile net income to cash provided by
       operations:
       Depreciation and amortization                                                        24,050         10,560
       Tax benefit from exercise of stock options                                           11,639         14,326
       Acquisition tax benefits                                                              1,863          1,805
       Deferred income taxes                                                                (4,565)         1,198
       Other                                                                                   416          2,060
       Net change in assets and liabilities, net of effects from
         acquisitions:
           Accounts receivable                                                              27,456        (29,464)
           Prepaid expenses and other current assets                                         2,090         (2,569)
           Other assets                                                                      3,240         (3,133)
           Accounts payable and accrued expenses                                           (34,514)       (52,620)
           Deferred revenue                                                                 (1,373)        31,450
           Income taxes                                                                     (7,162)       (18,423)
                                                                                      -------------- ---------------
                  Net cash provided by operating activities                                 46,772         45,917
                                                                                      -------------- ---------------

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
   Purchase of:
       Businesses                                                                           (8,887)       (11,003)
       Property and equipment                                                               (9,228)        (5,467)
       Capitalized software                                                                 (2,954)        (3,215)
   Investments:
       Proceeds from maturity                                                               83,406        262,903
       Purchases                                                                           (63,908)       (50,102)
                                                                                      -------------- ---------------
                  Net cash (used in) provided by investing activities                       (1,571)       193,116
                                                                                      -------------- ---------------

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Proceeds from long term debt                                                             18,000
   Payments on long term debt                                                              (49,000)
   Repurchase of common stock                                                                            (348,373)
   Net proceeds from exercise of stock options                                               3,963         11,125
                                                                                      -------------- ---------------
                  Net cash used in financing activities                                    (27,037)      (337,248)
                                                                                      -------------- ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        18,164        (98,215)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            30,480        193,128
                                                                                      -------------- ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $     48,644   $     94,913
                                                                                      ============== ===============


See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2000



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2000 included in the Company's Annual Report to Shareholders and the Company's Form 10-K filed with the Securities and Exchange Commission.

Certain amounts in the fiscal 2000 financial statements have been reclassified to conform to the fiscal 2001 presentation.


Note 2 - Computation of Earnings per Common Share

Earnings per common share ("EPS") data were computed as follows (in thousands, except for per share data):


                                                                       Three Months Ended
                                                                            June 30,
                                                                  -------------- ---------------
                                                                       2000           1999
                                                                  -------------- ---------------
      BASIC EPS:
      Numerator:  Net Income                                      $      23,632  $      90,727
                                                                  -------------- ---------------
      Denominator:
        Weighted-average common shares outstanding                      362,685        357,899
                                                                  -------------- ---------------
      Basic EPS                                                   $        0.07  $        0.25
                                                                  ============== ===============

      DILUTED EPS:
      Numerator:  Net Income                                      $      23,632  $      90,727
                                                                  -------------- ---------------
      Denominator:
        Weighted-average common shares outstanding                      362,685        357,899
        Dilutive effect of stock options                                 10,916         27,524
                                                                  -------------- ---------------
        Total shares                                                    373,601        385,423
                                                                  -------------- ---------------
      Diluted EPS                                                 $        0.06  $        0.24
                                                                  ============== ===============


                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2000




NOTE 3 - COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation gains and losses that have been excluded from net income and reflected instead in equity. Total comprehensive income is summarized as follows (in thousands):


                                                         Three Months Ended
                                                              June 30,
                                                   ---------------------------
                                                         2000           1999
                                                    -----------    -----------

      Net income                                    $   23,632     $    90,727
      Foreign currency translation
          adjustment, net of tax                          (708)            (60)
                                                    -----------    -----------
          Total comprehensive income                $   22,924     $    90,667
                                                    ===========    ===========



NOTE 4 - ACQUISITION

In May 2000, the Company acquired Nomex, Inc. (Nomex), a privately held provider of web design and development services located in Montreal, Canada, for approximately $8.9 million in cash. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $8.2 million and is being amortized over a 10-year period on a straight-line basis.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2000




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

Financial information for the Company's business segments is as follows (in thousands):

                                                            Three Months Ended
                                                                 June 30,
                                                          ----------------------
                                                            2000          1999
                                                            ----          ----
Revenue:
    Products:
       Mainframe                                          $ 206,682    $ 219,331
       Distributed systems                                   40,112       39,361
    Services                                                267,080      184,359
                                                          ---------    ---------
Total revenues                                            $ 513,874    $ 443,051
                                                          =========    =========

Operating Expenses:
    Products                                              $ 164,415    $ 133,966
    Services                                                273,807      158,480
    Corporate staff                                          24,931       12,996
    Goodwill amortization                                     9,789        1,694
                                                          ---------    ---------
Total operating expenses                                  $ 472,942    $ 307,136
                                                          =========    =========

Income from operations, before other income (expenses):
    Products                                              $  82,379    $ 124,726
    Services                                                 (6,727)      25,879
    Corporate staff                                         (24,931)     (12,996)
    Goodwill amortization                                    (9,789)      (1,694)
                                                          ---------    ---------
Income from operations, before other income
(expenses)                                                   40,932      135,915
    Other income (expense)                                   (2,816)       5,846
                                                          ---------    ---------
Income before income taxes                                $  38,116    $ 141,761
                                                          =========    =========


Financial information regarding geographic operations are presented in the table below (in thousands):

                                                           2000         1999
                                                           ----         ----
Revenue:
    United States                                       $410,184        $346,664
    European subsidiaries                                 73,835          73,355
    Other international operations                        29,855          23,032
                                                        --------        --------
Total revenue                                           $513,874        $443,051
                                                        ========        ========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2000



NOTE 6 - SENIOR CREDIT FACILITY

In August 1999, the Company entered into a four year unsecured revolving Senior Credit Facility with several major financial institutions for $900 million. Interest may be determined on a Eurodollar or base rate (as defined in the credit facility) basis at the Company's option. For the quarter ended June 30, 2000, the average interest rate was 7.80% based upon the Eurodollar and base rates. The credit agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. As of June 30, 2000, the Company had $419 million outstanding under the credit arrangement.


NOTE 7 - SUBSEQUENT EVENTS

On July 25, 2000, the Company announced that it had acquired substantially all the assets and certain liabilities of Optimal Networks Corporation for $5.0 million in cash. This acquisition will strengthen the Company's existing EcoSystems product lines.

                     COMPUWARE CORPORATION AND SUBSIDIARIES


INDEPENDENT ACCOUNTANTS' REPORT


Compuware Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of June 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of March 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated May 1, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP


Detroit, Michigan
August 7, 2000

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the Company's consolidated statements of income as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                                                      Percentage of
                                                                     Total Revenues
                                                               ----------------------------
                                                                   Three Months Ended
                                                                        June 30,                  Period-
                                                               ----------------------------      to-Period
                                                                   2000           1999            Change
                                                               -------------   ------------    -------------
    REVENUE:
      Software license fees                                          25.4%           36.3%          (18.8%)
      Maintenance fees                                               22.6%           22.1%           18.8%
      Professional services fees                                     52.0%           41.6%           44.9%
                                                               -------------   ------------
       Total revenue                                                100.0%          100.0%           16.0%
                                                               -------------   ------------

    OPERATING EXPENSES:
      Cost of license fees                                            2.0%            1.3%           76.8%
      Cost of maintenance                                             2.5%            2.4%           26.1%
      Cost of services                                               53.3%           35.8%           72.8%
      Software product development                                    4.8%            3.9%           42.0%
      Sales and marketing                                            22.6%           22.6%           15.8%
      Administrative & general                                        6.8%            3.3%          136.4%
                                                               -------------   ------------
       Total operating expenses                                      92.0%           69.3%           54.0%
                                                               -------------   ------------
    Income from operations                                            8.0%           30.7%          (69.9%)
                                                               -------------   ------------
    Other Income (Expense):
       Interest and investment income                                 1.2%            1.3%            9.6%
       Interest expense                                              (1.8%)           0.0%             *
                                                               -------------   ------------
              Total other income (expense)                           (0.6%)           1.3%         (148.2%)
                                                               -------------   ------------
    Income before taxes                                               7.4%           32.0%          (73.1%)

       Income tax provision                                           2.8%           11.5%          (71.6%)
                                                               -------------   ------------
    Net income                                                        4.6%           20.5%          (74.0%)
                                                               =============   ============

*- Calculation is not meaningful.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and the percentage change in such items as compared to prior periods after excluding amortization of intangible assets acquired as a result of acquisitions:

                                                   Percentage of
                                                  Total Revenues
                                            ----------------------------
                                                Three Months Ended
                                                     June 30,                 Period-
                                            ----------------------------     to-Period
                                                2000           1999            Change
                                            -------------   ------------    -------------
    Income from operations                        10.7%           31.1%          (60.4%)
    Other income(expense)                         (0.6%)           1.3%         (148.2%)
                                            -------------   ------------
    Income before taxes                           10.1%           32.4%          (63.9%)
    Income tax provision                           3.4%           11.6%          (66.0%)
                                            -------------   ------------
    Net income                                     6.7%           20.8%          (62.8%)
                                            =============   ============



The Company operates in two business segments in the software industry: products and professional services.

PRODUCTS REVENUE

The Company's products are designed to support four key activities within the application development process: development and integration, quality assurance, production readiness and performance management of the application to optimize performance in production. Products revenue consists of software license fees and maintenance fees and comprised 48.0% and 58.4% of total Company revenue during the first quarter of fiscal years 2001 and 2000, respectively. S/390 product revenue (mainframe revenue) decreased $12.6 million or 5.8% during the first quarter of fiscal year 2001 to $206.7 million from $219.3 million during the first quarter of fiscal year 2000. Revenue from distributed software products increased $0.7 million or 1.9% during the first quarter of fiscal year 2001 to $40.1 million from $39.4 million during the first quarter of fiscal year 2000. In the first quarter of fiscal year 2001, multi-year transactions greater than $5 million represented approximately 30% of license revenue.

For more than five years, the Company has supported clients with product transactions covering multiple years and allowing deferred payment terms. The contract price is allocated between maintenance for the term of the deal and license revenue. All license revenue associated with these contracts is recognized when the customer commits unconditionally to the transaction and the software has been shipped to the customer. When the license portion is paid over a number of years, the license portion of the payment stream is discounted to its net present value. Interest income is recognized over the payment term. The maintenance associated with all sales is deferred and recognized over the applicable maintenance period.


PROFESSIONAL SERVICES REVENUE

The Company offers a broad range of information technology professional services, including business systems analysis, design and programming, software conversion and system planning and consulting. Revenue from professional services increased $82.7 million or 44.9% during the first quarter

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

of fiscal year 2001 to $267.1 million from $184.4 million during the first quarter of fiscal year 2000. The acquisition of DPRC in August 1999 contributed significantly to this increase. The Company's North American operations generated 91.6% and 88.8% of total professional services revenue during the first quarter of fiscal years, 2001 and 2000, respectively. Combined international services revenue increased $1.7 million or 8.5% during the first quarter of fiscal year 2001 to $22.3 million from $20.6 million during the first quarter of fiscal year 2000.


OPERATING PROFIT

The Company evaluates the performance of its segments based primarily on operating profit before corporate expenses, purchased research and development expense, other income and income taxes.

Financial information for the Company's products segment is as follows (in thousands):

                                  Three Months Ended June 30,
                                      2000        1999
                                    -------      -------

Revenue                            $246,794      $258,692
Operating expenses                  164,415       133,966
                                    -------      --------
Products operating profit          $ 82,379      $124,726
                                   ========      ========

Products revenue by geographic location is presented in the table below (in thousands):

                                Three Months Ended June 30,
                                    2000           1999
                                  --------       --------

United States                     $165,433       $182,879
European subsidiaries               53,342         55,471
Other international operations      28,019         20,342
                                  --------       --------
Total products revenue            $246,794       $258,692
                                  ========       ========


The products segment generated operating margins of 33.4% and 48.2% during the first quarter of fiscal years 2001 and 2000, respectively. Products expenses include cost of software license fees, cost of maintenance, software product development costs, and sales and marketing expenses. The decrease in operating margin is primarily a result of a decrease in software licenses as well as an increase in software product development costs, more sales representatives in the field associated with additional product offerings and increases in cost of software license fees.

Cost of software license fees includes amortization of capitalized software, the cost of preparing and disseminating products to customers and the cost of author royalties. The increase in these costs is due primarily to an increase in amortization of capitalized software products, the majority of which relates to the Programart acquisition, increases in author royalties and increased packaging and distribution costs. As a percentage of software license fees, cost of software license fees were 8.0% and 3.7% in the first quarter of fiscal years 2001 and 2000, respectively.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

Cost of maintenance consists of the cost of maintenance programmers and product support personnel and the computing, facilities and benefits costs allocated to such personnel. The increase in cost of maintenance was due primarily to the increase in maintenance and support staff in order to support the worldwide growth of the installed base. As a percentage of maintenance fees, these costs were 11.3% and 10.6% for the first quarter of fiscal years 2001 and 2000, respectively.

Software product development costs consist of the cost of programming personnel, the facilities, computing and benefits costs allocated to such personnel and the costs of preparing user and installation guides for the Company's software products, less the amount of software development costs capitalized during the fiscal year. The increase in these costs was due primarily to an increase in software development staff needed to meet the demand for new and enhanced products. While continuing to support and enhance its traditional S/390 products, the Company has significantly increased the resources allocated to developing and enhancing its distributed software products. Before the capitalization of internally developed software products, total research and development expenditures for the first quarter of fiscal year 2001 increased $7.1 million, or 34.5%, to $27.6 million from $20.5 million for the first quarter of fiscal 2000.

Sales and marketing costs consist of the sales and marketing expenses associated with the Company's products business, which include costs of direct sales, sales support and marketing staff, the facilities and benefits costs allocated to such personnel and the costs of marketing and sales incentive programs. The increase in sales and marketing costs was largely attributable to the expansion of the worldwide sales force and increased allocations of costs of corporate systems, offset, in part, by decreased advertising expenditures. The direct sales and sales support staff increased by 450 to 2,762 people at the end of the first quarter of fiscal year 2001, as compared to 2,312 at the end of the first quarter of fiscal year 2000.

Financial information for the Company's professional services segment is as follows (in thousands):

                                              Three Months Ended June 30,
                                                   2000         1999
                                                ---------    ---------
Revenue                                         $ 267,080    $ 184,359
Operating expenses                                273,807      158,480
                                                ---------    ---------
Professional services operating profit (loss)   $  (6,727)   $  25,879
                                                =========    =========

Professional services revenue by geographic location is presented in the table below (in thousands):

                                              Three Months Ended June 30,
                                                   2000         1999
                                                ---------    ---------
United States                                   $ 244,751    $ 163,785
European subsidiaries                              20,493       17,884
Other international operations                      1,836        2,690
                                                ---------    ---------
Total professional services revenue             $ 267,080    $ 184,359
                                                =========    =========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


During the first quarter of fiscal year 2001, the professional services segment generated a negative operating margin of 2.5% compared to a positive 14.0% during the first quarter of fiscal year 2000, and a negative 8.4% during the fourth quarter of fiscal year 2000. The decrease in the professional services operating margin is primarily attributable to billable staff currently off assignment, increased use of subcontractors for special services and increased allocations of costs of corporate systems. While off assignment, billable staff are participating in training programs focused on e-commerce and distributed software systems to better meet anticipated client needs in the future. Cost of professional services includes all costs of the Company's professional services business, including the personnel costs of the professional, management and administrative staff of the Company's services business and the facilities and benefits costs allocated to such personnel. The increase in these expenses was due primarily to an increase of 2,678 professional billable staff, primarily associated with the DPRC acquisition, to 9,156 in the first quarter of fiscal year 2001 from 6,478 people at the end of the first quarter of fiscal year 2000.

Administrative and general expenses increased $20.0 million, or 136.4%, during the first quarter of fiscal year 2001 to $34.7 million from $14.7 million during the first quarter of fiscal year 2000. The increase in administrative and general expenses was primarily attributable to goodwill amortization expense (see Note 5) and charges against investments in joint ventures.

Net interest and investment income (expense) for the first quarter of fiscal year 2001 was ($2.8) million as compared to $5.8 million in the first quarter of fiscal year 2000. This decrease in net interest and investment income is primarily attributable to interest expense associated with debt outstanding under the $900 million Senior Credit Facility discussed in the Liquidity and Capital Resources section below.

The Company's provision for income taxes was $14.5 million in the first quarter of fiscal year 2001, which represents an effective tax rate of 38.0%. This compares to a tax provision of $51.0 million in the first quarter of fiscal year 2000, which represents an effective tax rate of 36.0%. The increase in the effective tax rate is due to nondeductible goodwill amortization associated with certain acquisitions and a shift of our state apportionment to states with higher corporate income tax rates.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had approximately $264.2 million in cash and investments, which is slightly higher than the $250 million level the Company has committed to maintaining while utilizing the $900 million Senior Credit Facility. During the first quarter of fiscal years 2001 and 2000, the Company generated $46.8 million and $45.9 million, respectively, in operating cash flow. During these periods, the Company had capital expenditures that included property and equipment, capitalized research and software development, and purchased software of $12.2 million and $8.7 million, respectively.

As of June 30, 2000 the Company had $419.0 million in long-term debt representing borrowings under the $900 million Senior Credit Facility entered into on August 31, 1999. This reflects net payments of $31.0 million during the first quarter of fiscal year 2001. As of June 30, 1999, the Company had no long-term debt.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

In accordance with its strategic growth plans, the Company completed the following acquisitions since the beginning of fiscal year 2001:

On May 10, 2000, the Company acquired Nomex, Inc., a privately held provider of web design and development services located in Montreal, Canada, for $8.9 million.

On July 25, 2000, the Company announced that it had acquired substantially all the assets and certain liabilities of Optimal Networks Corporation for $5.0 million. This acquisition will strengthen the Company's existing EcoSystems product lines.

The Company continues to evaluate business acquisition opportunities that fit the Company's strategic plans.

The Company has announced plans to build an office tower with a current estimated cost of $350.0 million within the City of Detroit. These cash outlays will have no impact on the results of operations until the building is occupied in the fall 2002, at which point, the amortization will result in an annual expense of $11.7 million. Capital expenditures to date are approximately $4.9 million. Cash outlays for the remainder of fiscal year 2001 are expected to be $60.0 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the Company in the third quarter of fiscal year 2001. Management does not expect SAB 101 to have a material impact on the Company's financial position or results of operations.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

         The following exhibits are filed herewith or incorporated by reference.

              Exhibit
              Number       Description of Document
              --------     ----------------------------

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


                                            COMPUWARE CORPORATION


Date:         August 11, 2000               By:/s/ Joseph A. Nathan
              ---------------                   -------------------------

                                            Joseph A. Nathan
                                            President
                                            Chief Operating Officer




Date:         August 11, 2000               By: /s/ Eliot R. Stark
              ---------------                   -------------------

                                            Eliot R. Stark
                                            Executive Vice President, Finance

                                 EXHIBIT INDEX



Exhibit
Number          Description of Document

  15            Independent Accountant's Awareness Letter
  27            Financial Data Schedule