Form 10-Q/A
period 2000-06-30
COMPUWARE CORPORATION
filed 2000-08-24
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

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

This Form 10-Q/A (Amendment No. 1), amends the Form 10-Q filed by Compuware Corporation on August 11, 2000. The sole purpose of this amendment is to make certain date changes to Part II - Item 6(a), Exhibit 15, filed therewith.

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


Date:         August 22, 2000               By:/s/ Joseph A. Nathan
              ---------------                   -------------------------

                                            Joseph A. Nathan
                                            President
                                            Chief Operating Officer




Date:         August 22, 2000               By: /s/ Eliot R. Stark
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