Form 10-Q
period 2000-09-30
COMPUWARE CORPORATION
filed 2000-11-14
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

As of November 10, 2000, there were outstanding 365,160,667 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 23 pages




PART I.  FINANCIAL INFORMATION                                              Page
         ---------------------                                              ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         September 30, 2000 and March 31, 2000                                3

         Condensed Consolidated Statements of Operations
         for the three months and six months ended
         September 30, 2000 and 1999                                          4

         Condensed Consolidated Statements of Cash Flows
         for the six months ended September 30, 2000 and 1999                 5

         Notes to Condensed Consolidated Financial Statements                 6

         Independent Accountants' Report                                     11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       12



PART II. OTHER INFORMATION
         -----------------

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 6.  Exhibits and Reports on Form 8-K                                    20

SIGNATURES                                                                   21
----------

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                  ASSETS                                           SEPTEMBER 30,            MARCH 31,
                                  ------                                                2000                  2000
                                                                                 ----------------        ---------------
                                                                                     (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                        $      26,813          $      30,480
   Investments                                                                            166,276                157,030
   Accounts receivable, net                                                               712,447                728,629
   Deferred tax asset                                                                      25,136                 24,346
   Income taxes refundable                                                                 25,976                 22,125
   Prepaid expenses and other current assets                                               22,322                 25,248
                                                                                    -------------          -------------
       Total current assets                                                               978,970                987,858
                                                                                    -------------          -------------
INVESTMENTS                                                                                51,464                 78,944
                                                                                    -------------          -------------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                                          116,893                114,409
                                                                                    -------------          -------------

CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION                                                                            95,459                 98,464
                                                                                    -------------          -------------

OTHER:
   Accounts receivable                                                                    383,733                399,911
   Excess of cost over fair value of net assets acquired,
       less accumulated amortization                                                      650,012                659,391
   Other                                                                                   65,549                 76,930
                                                                                    -------------          -------------
       Total other assets                                                               1,099,294              1,136,232
                                                                                    -------------          -------------
TOTAL ASSETS                                                                        $   2,342,080          $   2,415,907
                                                                                    =============          =============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                 $      56,273          $      67,173
   Accrued expenses                                                                       191,622                199,282
   Deferred revenue                                                                       327,873                329,602
                                                                                    -------------          -------------
       Total current liabilities                                                          575,768                596,057

LONG TERM DEBT                                                                            329,000                450,000

DEFERRED REVENUE                                                                          162,743                152,947

DEFERRED INCOME TAXES                                                                       4,862                 13,031
                                                                                    -------------          -------------

       Total liabilities                                                                1,072,373              1,212,035
                                                                                    -------------          -------------

SHAREHOLDERS' EQUITY:
   Common stock                                                                             3,648                  3,616
   Additional paid-in capital                                                             590,271                556,150
   Retained earnings                                                                      691,499                654,976
   Accumulated other comprehensive loss                                                   (15,711)               (10,870)
                                                                                    -------------          -------------
       Total shareholders' equity                                                       1,269,707              1,203,872
                                                                                    -------------          -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $   2,342,080          $   2,415,907
                                                                                    =============          =============

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                       ----------------------------------------------------------------
                                                            2000             1999            2000              1999
                                                       -------------    -------------    -------------    -------------
REVENUES:
   Software license fees                               $     103,475    $     211,634   $     234,179     $     372,586
   Maintenance fees                                          114,321          102,970         230,411           200,710
   Professional services fees                                268,527          253,545         535,607           437,904
                                                       -------------    -------------   -------------     -------------

       Total revenues                                        486,323          568,149       1,000,197         1,011,200
                                                       -------------    -------------   -------------     -------------

OPERATING EXPENSES:
   Cost of software license fees                               9,430            6,916          19,943            12,862
   Cost of maintenance                                        13,299           10,879          26,390            21,259
   Cost of professional services                             267,443          230,466         541,250           388,946
   Software product development                               23,885           18,336          48,491            35,661
   Sales and marketing                                       114,130          113,796         230,335           214,111
   Administrative and general                                 36,246           22,978          70,966            37,668
   Purchased research and development                                          17,900                            17,900
                                                       -------------    -------------   -------------     -------------

       Total operating expenses                              464,433          421,271         937,375           728,407
                                                       -------------    -------------   -------------     -------------

INCOME FROM OPERATIONS                                        21,890          146,878          62,822           282,793

OTHER INCOME (EXPENSE):
   Interest and investment income                              7,479            5,554          14,065            11,564
   Interest expense                                           (8,577)          (4,873)        (17,979)           (5,037)
                                                       -------------    -------------   -------------     -------------
       Total other income (expense)                           (1,098)             681          (3,914)            6,527
                                                       -------------    -------------   -------------     -------------

INCOME BEFORE INCOME TAXES                                    20,792          147,559          58,908           289,320

INCOME TAX PROVISION                                           7,901           55,777          22,385           106,811
                                                       -------------    -------------   -------------     -------------

NET INCOME                                             $      12,891    $      91,782   $      36,523     $     182,509
                                                       =============    =============   =============     =============

Basic earnings per share                               $        0.04    $        0.26   $        0.10     $        0.51
                                                       =============    =============   =============     =============

Diluted earnings per share                             $        0.03    $        0.24   $        0.10     $        0.47
                                                       =============    =============   =============     =============

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                            SIX MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                      ----------------------------
                                                                                          2000            1999
                                                                                      ------------   -------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                                         $     36,523   $     182,509
   Adjustments to reconcile net income to cash provided by
       operations:
       Purchased research and development                                                                   17,900
       Depreciation and amortization                                                        48,381          25,661
       Tax benefit from exercise of stock options                                           11,829          25,491
       Acquisition tax benefits                                                              3,727           3,610
       Deferred income taxes                                                                (8,959)          7,474
       Other                                                                                  (789)          2,490
       Net change in assets and liabilities, net of effects from
         acquisitions:
           Accounts receivable                                                              33,596        (166,396)
           Prepaid expenses and other current assets                                         3,161             666
           Other assets                                                                      9,294         (34,806)
           Accounts payable and accrued expenses                                           (20,910)        (46,425)
           Deferred revenue                                                                  6,242          67,637
           Income taxes                                                                     (3,864)         (9,933)
                                                                                      ------------   -------------
                  Net cash provided by operating activities                                118,231          75,878
                                                                                      ------------   -------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of:
       Businesses                                                                          (13,190)       (623,642)
       Property and equipment                                                              (16,458)        (15,846)
       Capitalized software                                                                 (6,362)         (6,019)
   Investments:
       Proceeds from maturity                                                              184,510         360,269
       Purchases                                                                          (167,995)       (130,064)
       Other                                                                                                (3,270)
                                                                                      ------------   -------------
                  Net cash used in investing activities                                    (19,495)       (418,572)
                                                                                      ------------   -------------

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from long term debt                                                             18,000         515,237
   Payments on long term debt                                                             (139,000)
   Net proceeds from sale of common stock                                                   14,301          14,293
   Repurchase of common stock                                                                             (348,373)
   Net proceeds from exercise of stock options                                               4,296          20,617
                                                                                      ------------   -------------
                  Net cash (used in) provided by financing activities                     (102,403)        201,774
                                                                                      ------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (3,667)       (140,920)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            30,480         193,128
                                                                                      ------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $     26,813   $      52,208
                                                                                      ============   =============

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2000



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


NOTE 2 - COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share ("EPS") data were computed as follows (in thousands, except for per share data):


                                                         Three Months Ended                   Six Months Ended
                                                            September 30,                       September 30,
                                                   ------------------------------      -------------------------------
                                                       2000              1999              2000               1999
                                                   ------------     -------------      ------------       ------------
BASIC EPS:
---------
Numerator: Net Income                              $     12,891     $      91,782      $     36,523       $    182,509
                                                   ------------     -------------      ------------       ------------
Denominator:  Weighted-average
   common shares outstanding                            364,799           356,959           363,754            357,426
                                                   ------------     -------------      ------------       ------------
Basic EPS                                          $       0.04     $        0.26      $       0.10       $       0.51
                                                   ============     =============      ============       ============

DILUTED EPS:
-----------
Numerator: Net Income                              $     12,891     $      91,782      $     36,523       $    182,509
                                                   ------------     -------------      ------------       ------------
Denominator: Weighted-average
   common shares outstanding                            364,799           356,959           363,754            357,426
Dilutive effect of stock options                          6,522            27,976             9,118             27,845
                                                   ------------      ------------      ------------       ------------
Total shares                                            371,321           384,935           372,872            385,271
                                                   ------------     -------------      ------------       ------------
Diluted EPS                                        $       0.03     $        0.24      $       0.10       $       0.47
                                                   ============     =============      ============       ============


                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2000




NOTE 3 - COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation gains and losses that have been excluded from net income and reflected instead in equity. Total comprehensive income is summarized as follows (in thousands):



                                                      Three Months Ended                    Six Months Ended
                                                         September 30,                        September 30,
                                                -----------------------------       ---------------------------------
                                                    2000              1999              2000                1999
                                                ------------     ------------       -------------      --------------
Net income                                        $  12,891        $   91,782         $   36,523           $  182,509
Foreign currency translation
    adjustment, net of tax                           (4,133)            1,047             (4,841)                 987
Unrealized gain on marketable
    securities, net of tax                                              5,019                                   5,019
                                                -----------        ----------         ----------           ----------
    Total comprehensive income                   $    8,758        $   97,848         $   31,682           $  188,515
                                                ===========        ==========         ==========           ==========



NOTE 4 - ACQUISITIONS

In July 2000, the Company announced that it had acquired substantially all the assets and certain liabilities of Optimal Networks Corporation (Optimal), a developer of e-business performance measurement tools, for $5.0 million in cash and assumed liabilities. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $2.3 million and is being amortized over a 10-year period on a straight-line basis.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2000



NOTE 5 - SEGMENTS

Compuware operates in two business segments in the software industry: products and services. The Company provides software products and professional services to the world's largest IT organizations that help information technology professionals efficiently develop, implement and support the applications that run their businesses.

Financial information for the Company's business segments is as follows (in thousands):

                                                        Three Months Ended                     Six Months Ended
                                                           September 30,                         September 30,
                                                   --------------------------------    ----------------------------------
                                                        2000              1999               2000                1999
                                                   ------------     ---------------    ---------------     --------------
Revenue:
  Products:
    Mainframe                                      $    177,838     $       258,775    $       384,520     $      478,106
    Distributed systems                                  39,958              55,829             80,070             95,190
  Services                                              268,527             253,545            535,607            437,904
                                                   ------------     ---------------    ---------------     --------------
Total revenues                                     $    486,323     $       568,149    $     1,000,197     $    1,011,200
                                                   ============     ===============    ===============     ==============


Operating Expenses:
  Products                                         $    160,744     $       149,927    $       325,159     $      283,893
  Services                                              267,443             230,466            541,250            388,946
  Corporate staff                                        26,648              17,432             51,579             30,428
  Goodwill amortization                                   9,598               5,546             19,387              7,240
                                                   ------------     ---------------    ---------------     --------------
Total operating expenses                           $    464,433     $       403,371    $       937,375     $      710,507
                                                   ============     ===============    ===============     ==============

Income from operations, before other income
(expense) and purchased research and
development:
  Products                                         $     57,052     $       164,677    $       139,431     $      289,403
  Services                                                1,084              23,079             (5,643)            48,958
  Corporate staff                                       (26,648)            (17,432)           (51,579)           (30,428)
  Goodwill amortization                                  (9,598)             (5,546)           (19,387)            (7,240)
                                                   ------------     ---------------    ---------------     --------------

Income from operations, before other
income (expense) and purchased
research and development                                 21,890             164,778             62,822            300,693
  Purchased research and development                                        (17,900)                              (17,900)
  Other income (expense)                                 (1,098)                681             (3,914)             6,527
                                                   ------------     ---------------    ---------------     --------------
Income before income taxes                         $     20,792     $       147,559    $        58,908     $      289,320
                                                   ============     ===============    ===============     ==============

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2000



Financial information regarding geographic operations are presented in the table below (in thousands):

                                                    Three Months Ended                       Six Months Ended
                                                       September 30,                           September  30,
                                           ----------------------------------     ------------------------------------
                                                 2000                1999                2000                1999
                                           ---------------    ---------------     ---------------      ---------------
Revenue:
    United States                          $       384,430    $       455,253     $       794,614      $       801,918
    European subsidiaries                           73,485             80,292             147,320              153,646
    Other international operations                  28,408             32,604              58,263               55,636
                                           ---------------    ---------------     ---------------      ---------------
Total revenue                              $       486,323    $       568,149     $     1,000,197      $     1,011,200
                                           ===============    ===============     ===============      ===============

NOTE 6 - SENIOR CREDIT FACILITY

In August 1999, the Company entered into a four year unsecured revolving Senior Credit Facility with several major financial institutions for $900 million. Interest may be determined on a Eurodollar or base rate (as defined in the credit facility) basis at the Company's option. For the quarter ended September 30, 2000, the average interest rate was 8.07% based upon the Eurodollar and base rates. The credit agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. As of September 30, 2000, the Company had $329 million outstanding under the credit arrangement.


NOTE 7 - SUBSEQUENT EVENTS

On October 23, 2000, the Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each Common Share outstanding. The dividend was payable to shareholders of record on November 9, 2000, and is payable with respect to certain Common Shares issued thereafter. The Company also entered into a Rights Agreement, effective October 25, 2000, pursuant to which the Rights are issued. Each Right, when it becomes exercisable, entitles the registered holder to purchase from the Company one two-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $40.00, subject to adjustment. The Company has reserved 800,000 shares of Series A Junior Participating Preferred Stock for issuance on the exercise of the Rights. The Rights trade with the Company's Common Shares until they become exercisable, which occurs on (a) the date of public announcement that any person or group (subject to certain exceptions) has acquired, or obtained the right to acquire, or (b) 10 business days (or such later date as the Board of Directors may determine) after the commencement of, or public announcement of an intention to commence, a tender or exchange offer to acquire, beneficial ownership of 15% or more of the outstanding Common Shares (subject to certain exceptions, including an offer to buy all Common Shares that is approved by the Company's Board of Directors). A person or group whose acquisition of Common Shares causes the Rights to become exercisable pursuant to clause (a) above is an "Acquiring Person". After any person or group becomes an Acquiring Person, each Right (except those of the Acquiring Person) will entitle the holder to purchase upon exercise of the Right, at the then current exercise price of the Right, Common Shares (or, in certain circumstances one two-thousandths of a share of Series A Junior Participating

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2000





Preferred Stock) having an average market value of twice the current exercise price of the Right. Alternatively, if the Company is acquired in a merger or statutory share exchange or if more than 50% of its assets or earning power are sold to an Acquiring Person or in a transaction in which all holders of Common Shares are not treated alike, each Right (except those of the Acquiring Person) will thereafter entitle the holder to purchase, upon exercise, at the then current exercise price of the Right, common shares of the acquiring company having an average market value of twice the current exercise price of the Right. The Rights may be redeemed by the Company for $.001 per Right prior to the date a person or group becomes an Acquiring Person and will expire on November 9, 2010, unless extended or earlier redeemed by the Board of Directors.

INDEPENDENT ACCOUNTANTS' REPORT


Compuware Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of September 30, 2000, and the related condensed consolidated statements of operations for the three-month and six-month periods and cash flows for the six-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


Detroit, Michigan
October 19, 2000

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the Company's consolidated statements of income as a percentage of total revenues and the percentage change in such items compared to the prior period:


                                                 Percentage of                           Percentage of
                                                 Total Revenues                          Total Revenues
                                           ---------------------------             --------------------------
                                               Three Months Ended                       Six Months Ended
                                                 September 30,          Period-          September 30,          Period-
                                           --------------------------- to-Period   --------------------------  to-Period
                                              2000              1999     Change         2000          1999       Change
                                           --------------------------------------- ---------------------------------------
REVENUE:
  Software license fees                          21.3%           37.3%    (51.1%)        23.4%          36.8%     (37.1%)
  Maintenance fees                               23.5%           18.1%     11.0%         23.0%          19.9%      14.8%
  Professional services fees                     55.2%           44.6%      5.9%         53.6%          43.3%      22.3%
                                           ---------------------------             --------------------------
   Total revenue                                100.0%          100.0%    (14.4%)       100.0%         100.0%      (1.1%)
                                           ---------------------------             --------------------------

OPERATING EXPENSES:
  Cost of license fees                            1.9%            1.2%     36.4%          2.0%           1.2%      55.1%
  Cost of maintenance                             2.7%            1.9%     22.2%          2.6%           2.1%      24.1%
  Cost of services                               55.0%           40.6%     16.0%         54.1%          38.5%      39.2%
  Software product development                    4.9%            3.2%     30.3%          4.9%           3.5%      36.0%
  Sales and marketing                            23.5%           20.0%      0.3%         23.0%          21.2%       7.6%
  Administrative & general                        7.5%            4.0%     57.7%          7.1%           3.7%      88.4%
  Purchased research & development                                3.2%   (100.0%)                        1.8%    (100.0%)
                                           ---------------------------             --------------------------
   Total operating expenses                      95.5%           74.1%     10.2%         93.7%          72.0%      28.7%
                                           ---------------------------             --------------------------
Income from operations                            4.5%           25.9%    (85.1%)         6.3%          28.0%     (77.8%)

   Other income                                  (0.2%)           0.1%       *           (0.4%)          0.6%        *
                                           ---------------------------             --------------------------
Income before taxes                               4.3%           26.0%    (85.9%)         5.9%          28.6%     (79.6%)

   Income tax provision                           1.6%            9.8%    (85.8%)         2.2%          10.6%     (79.0%)
                                           ---------------------------             --------------------------
Net income                                        2.7%           16.2%    (86.0%)         3.7%          18.0%     (80.0%)
                                           ===========================             ==========================

*- Calculation is not meaningful.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and the percentage change in such items as compared to prior periods after excluding amortization of intangible assets acquired as a result of acquisitions:

                                      Percentage of                              Percentage of
                                      Total Revenues                            Total Revenues
                               -----------------------------              ----------------------------
                                    Three Months Ended                         Six Months Ended
                                      September 30,                              September 30,
                               -----------------------------   Period-    ----------------------------   Period-
                                   2000            1999       to-Period       2000           1999       to-Period
                               -----------------------------   Change     ----------------------------   Change
Income from operations               7.3%           30.0%      (79.2%)          9.0%            30.5%     (70.8%)
Other income                        (0.2%)           0.1%         *            (0.4%)            0.6%       *
                               --------------------------                 ---------------------------
Income before taxes                  7.1%           30.1%      (79.9%)          8.6%            31.1%     (72.6%)
Income tax provision                 2.2%           10.9%      (82.7%)          2.8%            11.2%     (75.1%)
                               --------------------------                 ---------------------------
Net income                           4.9%           19.2%      (78.3%)          5.8%            19.9%     (71.2%)
                               ==========================                 ===========================



The Company operates in two business segments in the software industry: products and professional services.

PRODUCTS REVENUE

The Company's products are designed to support four key activities within the application development process: development and integration, quality assurance, production readiness and performance management of the application to optimize performance in production. Products revenue consists of software license fees and maintenance fees and comprised 44.8% and 55.4% of total Company revenue during the second quarter of fiscal years 2001 and 2000, respectively, and 46.4% and 56.7% of total Company revenue during the first six months of fiscal years 2001 and 2000, respectively. S/390 product revenue (mainframe revenue) decreased $80.9 million or 31.3% during the second quarter of fiscal year 2001 to $177.9 million from $258.8 million during the second quarter of fiscal year 2000 and decreased $93.6 million or 19.6% during the first six months of fiscal year 2001 to $384.5 million from $478.1 million during first six months of fiscal year 2000. Revenue from distributed software products decreased $15.9 million or 28.4% during the second quarter of fiscal year 2001 to $40.0 million from $55.8 million during the second quarter of fiscal year 2000 and $15.1 million or 15.9% during the first six months of fiscal year 2001 to $80.1 million from $95.2 million during the first six months of fiscal year 2000. The decline in products revenue on a year over year basis is primarily the result of a decline in the quantity and size of Enterprise License Agreements. In the second quarter of fiscal years 2001 and 2000, multi-year transactions greater than $5 million represented approximately 6.5% and 34.3%, respectively, of license revenue. For the first six months of fiscal years 2001 and 2000, multi-year transactions greater than $5 million represented approximately 20.1% and 31.4% respectively, of license revenue.

For more than five years, the Company has supported clients with product transactions covering multiple years and allowing deferred payment terms. The contract price is allocated between maintenance for the term of the deal and license revenue. All license revenue associated with these contracts is recognized when the customer commits unconditionally to the transaction, the software products and quantities are fixed and the software has been shipped to the customer. License revenue associated with certain transactions that include an option to exchange or select products in the future has been deferred and will be recognized

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



over the term of the deal. When the license portion is paid over a number of years, the license portion of the payment stream is discounted to its net present value. Interest income is recognized over the payment term. The maintenance associated with all sales is deferred and recognized over the applicable maintenance period.

Our S/390 products (mainframe) have supported our customers through their application development processes for years and are widely recognized in the mainframe market. Our over 70 distributed products improve the productivity of virtually everyone in an IT organization from application developers, to software and performance testers, to operations professionals. Our five distributed product families are QACenter, NuMega, Uniface, EcoSCOPE and EcoTOOLS. QACenter product tools are widely used in customer organizations by developers, testers and operations staff to test and scale their applications. NuMega primarily supports developers in our customer's organizations to do debugging on windows servers and workstations. Uniface is our distributed development and integration product. Our EcoSCOPE product helps network administrators manage the performance of their applications, by looking through the application and the network to pinpoint problems. EcoTOOLS products help operations professionals and database administrators insure that their applications are production ready and operate efficiently.

PROFESSIONAL SERVICES REVENUE

The Company offers a broad range of information technology professional services, including business systems analysis, design and programming, software conversion and system planning and consulting. Revenue from professional services increased $15.0 million or 5.9% during the second quarter of fiscal year 2001 to $268.5 million from $253.5 million during the second quarter of fiscal year 2000 and $97.7 million or 22.3% during the first six months of fiscal year 2001 to $535.6 million from $437.9 million during the first six months of fiscal year 2000. The Company's North American operations generated 91.7% and 92.8% of total professional services revenue during the second quarter of fiscal years 2001 and 2000, respectively, and 91.7% and 91.2% of total professional services revenue during the first six months of fiscal years 2001 and 2000, respectively. Combined international services revenue increased $4.1 million or 22.6% during the second quarter of fiscal year 2001 to $22.2 million from $18.1 million during the second quarter of fiscal year 2000 and $5.9 million or 15.1% during the first six months of fiscal year 2001 to $44.6 million from $38.7 million during the first six months of fiscal year 2000.


OPERATING PROFIT

The Company evaluates the performance of its segments based primarily on operating profit before corporate expenses, purchased research and development expense, other income (expense) and income taxes.

Financial information for the Company's products segment is as follows (in thousands):

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)





                                                Three Months Ended                   Six Months Ended
                                                   September 30,                       September 30,
                                      ------------------------------------   -----------------------------------
                                            2000                1999              2000                 1999
                                      --------------      ----------------   ---------------     ---------------

Products revenue                      $      217,796      $        314,604   $       464,590     $       573,296
Operating expenses                           160,744               149,927           325,159             283,893
                                      --------------      ----------------   ---------------     ---------------
Products operating profit             $       57,052      $        164,677   $       139,431     $       289,403
                                      ==============      ================   ===============     ===============

Products revenue by geographic location is presented in the table below (in thousands):

                                                Three Months Ended                      Six Months Ended
                                                  September 30,                           September 30,
                                      ------------------------------------    -----------------------------------
                                            2000                1999                2000                1999
                                      --------------      ----------------    ---------------     ---------------

United States                         $      138,141      $        219,850    $      303,574      $       402,730
European subsidiaries                         53,222                64,632           106,564              120,102
Other international operations                26,433                30,122            54,452               50,464
                                      --------------      ----------------    --------------      ---------------
Total products revenue                $      217,796      $        314,604    $      464,590      $       573,296
                                      ==============      ================    ==============      ===============


The products segment generated operating margins of 26.2% and 52.3% during the second quarter of fiscal years 2001 and 2000, respectively, and 30.0% and 50.5% during the first six months of fiscal years 2001 and 2000, respectively. Products expenses include cost of software license fees, cost of maintenance, software product development costs, and sales and marketing expenses. The decrease in operating margin is primarily a result of a decrease in software license revenue while software product development costs, cost of software license fees and sales and marketing expenses have remained constant or increased.

Cost of software license fees includes amortization of capitalized software, the cost of preparing and disseminating products to customers and the cost of author royalties. The increase in these costs is due primarily to an increase in amortization of capitalized software products, the majority of which relates to the Programart acquisition. As a percentage of software license fees, cost of software license fees were 9.1% and 3.3% in the second quarter of fiscal years 2001 and 2000, respectively, and 8.5% and 3.5% in the first six months of fiscal years 2001 and 2000, respectively.

Cost of maintenance consists of the cost of maintenance programmers and product support personnel and the computing, facilities and benefits costs allocated to such personnel. The increase in cost of maintenance was due primarily to the increase in maintenance and support staff in order to support the worldwide growth of the installed base. As a percentage of maintenance fees, these costs were 11.6% and 10.6% for the second quarter of fiscal years 2001 and 2000, respectively, and were 11.5% and 10.6% for the first six months of fiscal years 2001 and 2000, respectively.

Software product development costs consist of the cost of programming personnel, the facilities, computing and benefits costs allocated to such personnel and the costs of preparing user and installation guides for the Company's software products, less the amount of software development costs capitalized during the period. The increase in these costs was due primarily to an increase in software development staff needed to meet the demand for new and enhanced products, including staff related to the Programart acquisition in September 1999. While continuing to support and enhance its traditional S/390 products, the Company has increased the resources allocated to developing and enhancing its distributed software products. Before the capitalization of internally developed software products, total research and

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



development expenditures for the second quarter of fiscal year 2001 increased $5.7 million, or 26.9%, to $27.1 million from $21.4 million for the second quarter of fiscal year 2000 and for the first six months of fiscal year 2001 increased $12.8 million, or 30.6%, to $54.7 million from $41.9 million for the first six months of fiscal year 2000.

Sales and marketing costs consist of the sales and marketing expenses associated with the Company's products business, which include costs of direct sales, sales support and marketing staff, the facilities and benefits costs allocated to such personnel and the costs of marketing and sales incentive programs. The slight increase in sales and marketing costs was largely attributable to the expansion of the worldwide sales force, offset, in part, by decreased distributor commissions and advertising expenditures. The direct sales and sales support staff increased by 138 to 2,661 people at the end of the second quarter of fiscal year 2001, as compared to 2,523 at the end of the second quarter of fiscal year 2000.

Financial information for the Company's professional services segment is as follows (in thousands):

                                                Three Months Ended                      Six Months Ended
                                                   September 30,                          September 30,
                                        -----------------------------------     ----------------------------------
                                               2000               1999                2000               1999
                                        ---------------     ---------------     ---------------    ---------------
   Professional services revenue        $       268,527     $       253,545      $      535,607    $       437,904
   Operating expenses                           267,443             230,466             541,250            388,946
                                        ---------------     ---------------     ---------------    ---------------
   Services operating margin            $         1,084     $        23,079     ($        5,643)   $        48,958
                                        ===============     ===============     ===============    ===============



Professional services revenue by geographic location is presented in the table below (in thousands):

                                               Three Months Ended                        Six Months Ended
                                                  September 30,                            September 30,
                                       -----------------------------------     ----------------------------------
                                             2000                1999                2000               1999
                                       ---------------     ---------------     ---------------    ---------------
   United States                       $       246,289     $       235,403     $       491,040    $       399,188
   European subsidiaries                        20,263              15,660              40,756             33,544
   Other international operations                1,975               2,482               3,811              5,172
                                       ---------------     ---------------     ---------------    ---------------
   Total services revenue              $       268,527     $       253,545     $       535,607    $       437,904
                                       ===============     ===============     ===============    ===============



The professional services segment generated an operating margin of 0.4% during the second quarter of fiscal year 2001 compared to 9.1% during the second quarter of fiscal year 2000, and a negative 1.1% and a positive 11.2% during the first six months of fiscal years 2001 and 2000, respectively. The decrease in the professional services operating margin is primarily attributable to billable staff currently off assignment, decline in billable rates, increased use of subcontractors for special services and increased allocations of costs of corporate systems. While off assignment, billable staff are participating in training programs focused on e-commerce and distributed software systems to better meet anticipated client needs in the future. Cost of professional services includes all costs of the Company's professional services business, including the personnel costs of the professional, management and administrative staff of the Company's services business and the facilities and benefits costs allocated to such personnel. The professional billable staff decreased 850 people to 8,793 people at the end of the second quarter of fiscal year 2001 from 9,643 people at the end of the second quarter of

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



fiscal year 2000. All reported professional services revenue and expenses include revenue and expenses associated with Data Processing Resources Corporation since the acquisition in August 1999.

Administrative and general expenses increased $13.2 million, or 57.7%, during the second quarter of fiscal year 2001 to $36.2 million from $23.0 million during the second quarter of fiscal year 2000 and $33.3 million, or 88.4%, during the first six months of fiscal year 2001 to $71.0 million from $37.7 million during the first six months of fiscal year 2000. The increase in administrative and general expenses was primarily attributable to goodwill amortization expense.

Net interest and investment income (expense) for the second quarter of fiscal year 2001 was ($1.1) million as compared to $0.7 million in the second quarter of fiscal year 2000 and for the first six months of fiscal year 2001 was ($3.9) million as compared to $6.5 million in the first six months of fiscal year 2000. This decrease in net interest and investment income is primarily attributable to interest expense associated with debt outstanding under the $900 million Senior Credit Facility discussed in the Liquidity and Capital Resources section below.

The Company's provision for income taxes was $7.9 million in the second quarter of fiscal year 2001 and $22.4 million in the first six months of fiscal year 2001, both of which represent an effective tax rate of 38.0%. This compares to a tax provision of $55.8 million in the second quarter of fiscal year 2000, which represents an effective tax rate of 37.8%, and $106.8 million in the first six months of fiscal year 2000, which represents an effective tax rate of 36.9%. The increase in the effective tax rate is due to nondeductible goodwill amortization associated with certain acquisitions and a shift of our state apportionment to states with higher corporate income tax rates.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had approximately $244.6 million in cash and investments. The Company has committed to maintaining approximately $250 million while utilizing the $900 million Senior Credit Facility. During the first six months of fiscal years 2001 and 2000, the Company generated $118.2 million and $75.9 million, respectively, in operating cash flow. During these periods, the Company had capital expenditures that included property and equipment, capitalized research and software development, and purchased software of $22.8 million and $21.9 million, respectively.

As of September 30, 2000 the Company had $329.0 million in long-term debt representing borrowings under the $900 million Senior Credit Facility entered into on August 31, 1999. This reflects net payments of $90.0 million during the second quarter of fiscal year 2001. As of September 30, 1999, the Company had $515.2 million in long-term debt.

In accordance with its strategic growth plans, on July 25, 2000, the Company announced that it had acquired substantially all the assets and certain liabilities of Optimal Networks Corporation for $5.0 million. This acquisition will strengthen the Company's existing EcoSystems product lines.

The Company continues to evaluate business acquisition opportunities that fit the Company's strategic plans.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)



The Company has announced plans to build an office tower with a current estimated cost of $350 million within the City of Detroit. These cash outlays will have no impact on the results of operations until the building is occupied in the fall of 2002, at which point, the amortization will result in an annual expense of approximately $11.7 million. This will be partially offset by the savings realized by the consolidation of offices. Capital expenditures to date total $6.8 million. Cash outlays for the remainder of fiscal year 2001 are expected to be approximately $33.9 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the Company in the third quarter of fiscal year 2001. Management does not expect SAB 101 to have a material impact on Compuware's financial position or results of operations.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on August 22, 2000 at the Company's Headquarters, 31440 Northwestern Highway, Farmington Hills, Michigan.

1.  PROPOSAL ONE - Election of directors.

The following directors were elected to hold office for one year until the 2001 Annual Meeting of Shareholders and until their successors are elected and qualified:

Nominee for Director                             Total Votes For             Total Votes Withheld
---------------------------                      ---------------             --------------------

Elizabeth A. Chappell                                296,794,141                  7,636,127
Elaine K. Didier                                     296,962,681                  7,467,587
Bernard M. Goldsmith                                 297,069,676                  7,360,592
William O. Grabe                                     296,740,286                  7,689,982
William R. Halling                                   297,024,678                  7,405,590
Peter Karmanos, Jr.                                  296,282,662                  8,147,606
Joseph A. Nathan                                     296,346,613                  8,083,655
W. James Prowse                                      296,811,637                  7,618,631
G. Scott Romney                                      296,934,117                  7,496,151
Thomas Thewes                                        296,779,898                  7,650,370
Lowell P. Weicker, Jr.                               296,549,725                  7,880,543



The total number of the Company's common shares issued and outstanding and entitled to be voted at the Annual Meeting was 363,149,168. The total number of shares voted at the Annual Meeting was 304,430,268 or 83.831% of the shares outstanding and eligible to vote.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

              The following exhibits are filed herewith or incorporated by reference.

              Exhibit
              Number       Description of Document
              -------      -----------------------
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


                                             COMPUWARE CORPORATION

Date:         November 14, 2000              By:/s/ Joseph A. Nathan
              -----------------                 ----------------------

                                             Joseph A. Nathan
                                             President
                                             Chief Operating Officer




Date:         November 14, 2000              By: /s/ Laura L. Fournier
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
