Form 10-Q
period 2000-12-31
COMPUWARE CORPORATION
filed 2001-02-13
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

As of February 12, 2001, there were outstanding 367,807,722 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 26 pages



PART I.  FINANCIAL INFORMATION                                                  Page
                                                                                ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         December 31, 2000 and March 31, 2000                                     3

         Condensed Consolidated Statements of Operations
         for the three months and nine months ended
         December 31, 2000 and 1999                                               4

         Condensed Consolidated Statements of Cash Flows
         for the nine months ended December 31, 2000 and 1999                     5

         Notes to Condensed Consolidated Financial Statements                     6

         Independent Accountants' Report                                         11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                           12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk               18

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                               19

Item 6.  Exhibits and Reports on Form 8-K                                        19

SIGNATURES                                                                       20


                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                      DECEMBER 31,            MARCH 31,
                                  ASSETS                                                  2000                  2000
                                  ------                                          -------------------     ----------------
                                                                                      (UNAUDITED)

CURRENT ASSETS:
   Cash and cash equivalents                                                        $      28,900        $      30,480
   Investments                                                                            177,153              157,030
   Accounts receivable, net                                                               722,787              728,629
   Deferred tax asset                                                                      31,215               24,346
   Income taxes refundable                                                                 14,474               22,125
   Prepaid expenses and other current assets                                               20,888               25,248
                                                                                    -------------        -------------
       Total current assets                                                               995,417              987,858
                                                                                    -------------        -------------

INVESTMENTS                                                                                45,280               78,944
                                                                                    -------------        -------------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                                          118,789              114,409
                                                                                    -------------        -------------

CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION                                                                            93,171               98,464
                                                                                    -------------        -------------

OTHER:
   Accounts receivable                                                                    365,214              399,911
   Excess of cost over fair value of net assets acquired,
       less accumulated amortization                                                      648,516              659,391
   Other                                                                                   58,991               76,930
                                                                                    -------------        -------------
       Total other assets                                                               1,072,721            1,136,232
                                                                                    -------------        -------------

TOTAL ASSETS                                                                        $   2,325,378        $   2,415,907
                                                                                    =============        =============
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                                 $      41,406        $      67,173
   Accrued expenses                                                                       208,476              199,282
   Deferred revenue                                                                       307,547              329,602
                                                                                    -------------        -------------
       Total current liabilities                                                          557,429              596,057

LONG TERM DEBT                                                                            278,000              450,000

DEFERRED REVENUE                                                                          165,833              152,947

DEFERRED INCOME TAXES                                                                      12,692               13,031
                                                                                    -------------        -------------

       Total liabilities                                                                1,013,954            1,212,035
                                                                                    -------------        -------------

SHAREHOLDERS' EQUITY:
   Common stock                                                                             3,654                3,616
   Additional paid-in capital                                                             594,330              556,150
   Retained earnings                                                                      727,459              654,976
   Accumulated other comprehensive loss                                                   (14,019)             (10,870)
                                                                                    -------------        -------------
       Total shareholders' equity                                                       1,311,424            1,203,872
                                                                                    -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $   2,325,378        $   2,415,907
                                                                                    =============        =============



See notes to condensed consolidated financial statements.

-------------------------------------------------------------------------------


                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 DECEMBER 31,                     DECEMBER 31,
                                                       ------------------------------   --------------------------------
                                                            2000             1999            2000               1999
                                                       --------------   -------------   --------------    --------------

REVENUES:
   Software license fees                               $     123,193    $     250,532   $     357,372       $   623,118
   Maintenance fees                                          115,204          113,793         345,615           314,503
   Professional services fees                                256,959          273,043         792,566           710,947
                                                       -------------    -------------   -------------     -------------

       Total revenues                                        495,356          637,368       1,495,553         1,648,568
                                                       -------------    -------------   -------------     -------------

OPERATING EXPENSES:
   Cost of software license fees                               9,575            8,290          29,518            21,152
   Cost of maintenance                                        13,108           11,732          39,498            32,991
   Cost of professional services                             245,198          267,471         786,448           656,417
   Software product development                               24,954           22,644          73,445            58,305
   Sales and marketing                                       109,263          111,799         339,598           325,910
   Administrative and general                                 35,808           24,817         106,774            62,485
   Purchased research and development                                                                            17,900
                                                       -------------    -------------   -------------     -------------

       Total operating expenses                              437,906          446,753       1,375,281         1,175,160
                                                       -------------    -------------   -------------     -------------

INCOME FROM OPERATIONS                                        57,450          190,615         120,272           473,408

OTHER INCOME (EXPENSE):
   Interest and investment income                              7,763           16,347          21,828            27,911
   Interest expense                                           (7,213)          (9,316)        (25,192)          (14,353)
                                                       -------------    -------------   -------------     -------------
       Total other income (expense)                              550            7,031          (3,364)           13,558
                                                       -------------    -------------   -------------     -------------

INCOME BEFORE INCOME TAXES                                    58,000          197,646         116,908           486,966

INCOME TAX PROVISION                                          22,040           74,710          44,425           181,521
                                                       -------------    -------------   -------------     -------------

NET INCOME                                             $      35,960    $     122,936   $      72,483     $     305,445
                                                       =============    =============   =============     =============

Basic earnings per share                               $        0.10    $        0.34   $        0.20     $        0.85
                                                       =============    =============   =============     =============

Diluted earnings per share                             $        0.10    $        0.32   $        0.20     $        0.79
                                                       =============    =============   =============     =============





See notes to condensed consolidated financial statements.

-------------------------------------------------------------------------------






                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            NINE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                      ------------------------------
                                                                                          2000            1999
                                                                                      -------------  --------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                                         $     72,483   $    305,445
   Adjustments to reconcile net income to cash provided by
       operations:
       Purchased research and development                                                                  17,900
       Depreciation and amortization                                                        73,648         47,990
       Tax benefit from exercise of stock options                                           12,635         48,363
       Acquisition tax benefits                                                              5,591          5,414
       Deferred income taxes                                                                (7,208)         2,833
       Gain on sale of marketable securities                                                              (10,918)
       Other                                                                                   137          2,750
       Net change in assets and liabilities, net of effects from
        acquisitions:
           Accounts receivable                                                              41,775       (326,036)
           Prepaid expenses and other current assets                                         5,045          2,266
           Other assets                                                                     14,807        (30,224)
           Accounts payable and accrued expenses                                           (18,923)       (39,009)
           Deferred revenue                                                                (10,994)        80,553
           Income taxes                                                                      7,638        (24,915)
                                                                                      ------------   ------------
                  Net cash provided by operating activities                                196,634         82,412
                                                                                      ------------   ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of:
       Businesses                                                                          (21,618)      (678,301)
       Property and equipment                                                              (24,813)       (26,957)
       Capitalized software                                                                (10,879)       (10,373)
   Investments:
       Proceeds from maturity                                                              240,351        423,179
       Purchases                                                                          (229,247)      (174,433)
       Proceeds from sales of securities                                                                   14,194
                                                                                      ------------   ------------
                  Net cash used in investing activities                                    (46,206)      (452,691)
                                                                                      ------------   ------------

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from long term debt                                                             18,000        523,476
   Payments on long term debt                                                             (190,000)
   Net proceeds from sale of common stock                                                   14,301         14,293
   Repurchase of common stock                                                                            (348,373)
   Net proceeds from exercise of stock options                                               5,691         31,933
                                                                                      ------------   ------------
                  Net cash (used in) provided by financing activities                     (152,008)       221,329
                                                                                      ------------   ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (1,580)      (148,950)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            30,480        193,128
                                                                                      ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $     28,900   $     44,178
                                                                                      ============   ============



See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2000



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly-owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

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


NOTE 2 - COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share ("EPS") data were computed as follows (in thousands, except for per share data):


                                                       Three Months Ended                   Nine Months Ended
                                                          December 31,                         December 31,
                                                   --------------------------          ---------------------------
                                                      2000           1999                 2000            1999
                                                   ----------     -----------          -----------    ------------

BASIC EPS:
Numerator: Net Income                              $  35,960      $  122,936            $   72,483     $   305,445
                                                   ---------      ----------            ----------     -----------
Denominator:  Weighted-average
   common shares outstanding                         365,191         358,666               364,234         357,841
                                                   ---------      ----------            ----------     -----------
Basic EPS                                          $    0.10      $     0.34            $     0.20     $      0.85
                                                   =========      ==========            ==========     ===========

DILUTED EPS:
Numerator: Net Income                              $  35,960      $  122,936            $   72,483     $   305,445
                                                   ---------      ----------            ----------     -----------
Denominator: Weighted-average
   common shares outstanding                         365,191         358,666               364,234         357,841
Dilutive effect of stock options                       4,624          27,870                 7,389          27,926
                                                   ---------      ----------            ----------     -----------
Total shares                                         369,815         386,536               371,623         385,767
                                                   ---------      ----------            ----------     -----------
Diluted EPS                                        $    0.10      $     0.32            $     0.20     $      0.79
                                                   =========      ==========            ==========     ===========

-------------------------------------------------------------------------------


                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2000




NOTE 3 - COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation gains and losses that have been excluded from net income and reflected instead in equity. Total comprehensive income is summarized as follows (in thousands):

                                                       Three Months Ended                    Nine Months Ended
                                                          December 31,                         December 31,
                                                 --------------------------------    ----------------------------------
                                                     2000              1999              2000                1999
                                                 -------------    ---------------    --------------     ---------------

Net income                                       $  35,960        $ 122,936          $   72,483         $  305,445
Foreign currency translation
    adjustment, net of tax                           1,692           (2,116)             (3,149)            (1,129)
Realized gain on sale of marketable
    securities                                                       (5,019)
                                                 ---------        ---------          ----------         ----------
    Total comprehensive income                   $  37,652        $ 115,801          $   69,334         $  304,316
                                                 =========        =========          ==========         ==========



NOTE 4 - ACQUISITIONS

In July 2000, the Company acquired substantially all the assets and certain liabilities of Optimal Networks Corporation (Optimal), a developer of e-business performance measurement tools, for $5.0 million in cash and assumed liabilities. The acquisition has been accounted for as a purchase, and accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $2.3 million and is being amortized over a 10-year period on a straight-line basis.

In May 2000, the Company acquired Nomex, Inc. (Nomex), a privately-held provider of web design and development services located in Montreal, Canada, for approximately $8.9 million in cash. The acquisition has been accounted for as a purchase, and accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $8.2 million and is being amortized over a 10-year period on a straight-line basis.

-------------------------------------------------------------------------------




                    COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2000




NOTE 5 - SEGMENTS

Compuware operates in two business segments in the software industry: products and services. The Company provides software products and professional services to the world's largest IT organizations that help information technology professionals efficiently develop, implement and support the applications that run their businesses.

Financial information for the Company's business segments is as follows (in thousands):

                                                        Three Months Ended                     Nine Months Ended
                                                           December 31,                          December 31,
                                                ------------------------------------  ------------------------------------
                                                     2000               1999                2000              1999
                                                ----------------  ------------------  ----------------- ------------------

Revenue:
  Products:
    Mainframe                                     $   187,875        $   301,382         $   572,400         $   779,488
    Distributed systems                                50,522             62,943             130,587             158,133
  Services                                            256,959            273,043             792,566             710,947
                                                  -----------        -----------         -----------         -----------
Total revenues                                    $   495,356        $   637,368         $ 1,495,553         $ 1,648,568
                                                  ===========        ===========         ===========         ===========

Operating Expenses:
  Products                                        $   156,900        $   154,465         $   482,059         $   438,358
  Services                                            245,198            267,471             786,448             656,417
  Corporate staff                                      26,117             15,905              77,696              46,334
  Goodwill amortization                                 9,691              8,912              29,078              16,151
                                                  -----------        -----------         -----------         -----------
Total operating expenses                          $   437,906        $   446,753         $ 1,375,281         $ 1,157,260
                                                  ===========        ===========         ===========         ===========

Income from operations, before other
income (expense) and purchased
research and development:
  Products                                        $    81,497        $   209,860         $   220,928         $   499,263
  Services                                             11,761              5,572               6,118              54,530
  Corporate staff                                     (26,117)           (15,905)            (77,696)            (46,334)
  Goodwill amortization                                (9,691)            (8,912)            (29,078)            (16,151)
                                                  -----------        -----------         -----------         -----------
Income from operations, before other
income (expense) and purchased
research and development                               57,450            190,615             120,272             491,308
  Purchased research and development                                                                             (17,900)
  Other income (expense)                                  550              7,031              (3,364)             13,558
                                                  -----------        -----------         -----------         -----------
Income before income taxes                        $    58,000        $   197,646         $   116,908         $   486,966
                                                  ===========        ===========         ===========         ===========


-------------------------------------------------------------------------------




                    COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2000




Financial information regarding geographic operations are presented in the table below (in thousands):


                                                   Three Months Ended             Nine Months Ended
                                                       December 31,                  December  31,
                                              -----------------------------  ----------------------------
                                                  2000             1999            2000           1999
                                              -------------   -------------  -------------   ------------

Revenue:
    United States                             $  373,575        $  493,344     $1,168,188     $1,295,125
    European subsidiaries                         87,752            96,486        235,075        250,135
    Other international operations                34,029            47,538         92,290        103,308
                                              ----------        ----------     ----------     ----------
Total revenue                                 $  495,356        $  637,368     $1,495,553     $1,648,568
                                              ==========        ==========     ==========     ==========




NOTE 6 - SENIOR CREDIT FACILITY

In August 1999, the Company entered into a four year unsecured revolving Senior Credit Facility with several major financial institutions for $900 million. Interest may be determined on a Eurodollar or base rate (as defined in the credit facility) basis at the Company's option. For the quarter and nine-month period ended December 31, 2000, the average interest rate was 8.49% and 8.07% respectively, based upon the Eurodollar and base rates. The credit agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. As of December 31, 2000, the Company had $278 million outstanding under the credit arrangement.


NOTE 7 - PREFERRED SHARE DIVIDEND

On October 23, 2000, the Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each Common Share outstanding. The dividend was payable to shareholders of record on November 9, 2000, and is payable with respect to certain Common Shares issued thereafter. The Company also entered into a Rights Agreement, effective October 25, 2000, pursuant to which the Rights are issued. Each Right, when it becomes exercisable, entitles the registered holder to purchase from the Company one two-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $40.00, subject to adjustment. The Company has reserved 800,000 shares of Series A Junior Participating Preferred Stock for issuance on the exercise of the Rights. The Rights trade with the Company's Common Shares until they become exercisable, which occurs on (a) the date of public announcement that any person or group (subject to certain exceptions) has acquired, or obtained the right to acquire, or (b) 10 business days (or such later date as the Board of Directors may determine) after the commencement of, or public announcement of an intention to commence, a tender or exchange offer to acquire, beneficial ownership of 15% or more of the outstanding Common Shares (subject to certain exceptions, including an offer to buy all Common Shares that is approved by the Company's Board of Directors). A person or group whose acquisition of Common Shares causes the Rights to become exercisable pursuant to clause (a) above is an "Acquiring Person". After any person or group becomes an Acquiring Person, each Right (except those of the Acquiring Person) will entitle the holder to purchase upon exercise of the Right, at the then current exercise price of the Right, Common Shares (or,

-------------------------------------------------------------------------------



                   COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2000


in certain circumstances one two-thousandths of a share of Series A Junior Participating Preferred Stock) having an average market value of twice the current exercise price of the Right. Alternatively, if the Company is acquired in a merger or statutory share exchange or if more than 50% of its assets or earning power are sold to an Acquiring Person or in a transaction in which all holders of Common Shares are not treated alike, each Right (except those of the Acquiring Person) will thereafter entitle the holder to purchase, upon exercise, at the then current exercise price of the Right, common shares of the acquiring company having an average market value of twice the current exercise price of the Right. The Rights may be redeemed by the Company for $.001 per Right prior to the date a person or group becomes an Acquiring Person and will expire on November 9, 2010, unless extended or earlier redeemed by the Board of Directors.

INDEPENDENT ACCOUNTANTS' REPORT


Compuware Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of December 31, 2000, and the related condensed consolidated statements of operations for the three-month and nine-month periods and cash flows for the nine-month periods ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


DELOITTE & TOUCHE LLP


Detroit, Michigan
January 23, 2001

-------------------------------------------------------------------------------



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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the Company's consolidated statements of income as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                                 Percentage of                           Percentage of
                                                 Total Revenues                          Total Revenues
                                           ---------------------------             ---------------------------
                                               Three Months Ended                      Nine Months Ended
                                                  December 31,          Period-           December 31,          Period-
                                           --------------------------- to-Period   --------------------------- to-Period
                                              2000           1999       Change         2000          1999       Change
                                           --------------------------------------- ---------------------------------------

REVENUE:
  Software license fees                         24.9%           39.3%     (50.8%)        23.9%         37.8%     (42.6%)
  Maintenance fees                              23.2%           17.9%       1.2%         23.1%         19.1%       9.9%
  Professional services fees                    51.9%           42.8%      (5.9%)        53.0%         43.1%      11.5%
                                           -------------------------               ------------------------
   Total revenue                               100.0%          100.0%     (22.3%)       100.0%        100.0%      (9.3%)
                                           -------------------------               ------------------------

OPERATING EXPENSES:
  Cost of license fees                           1.9%            1.3%      15.5%          2.0%          1.3%      39.6%
  Cost of maintenance                            2.7%            1.8%      11.7%          2.7%          2.0%      19.7%
  Cost of services                              49.5%           42.0%      (8.3%)        52.6%         39.8%      19.8%
  Software product development                   5.0%            3.6%      10.2%          4.9%          3.5%      26.0%
  Sales and marketing                           22.1%           17.5%      (2.3%)        22.7%         19.8%       4.2%
  Administrative & general                       7.2%            3.9%      44.3%          7.1%          3.8%      70.9%
  Purchased research & development                                                                      1.1%    (100.0%)
                                           -------------------------               ------------------------
   Total operating expenses                     88.4%           70.1%      (2.0%)        92.0%         71.3%      17.0%
                                           -------------------------               ------------------------
Income from operations                          11.6%           29.9%     (69.9%)         8.0%         28.7%     (74.6%)

  Other income (expense)                         0.1%            1.1%     (92.2%)        (0.2%)         0.8%    (124.8%)
                                           -------------------------               ------------------------
 Income before taxes                            11.7%           31.0%     (70.7%)         7.8%         29.5%     (76.0%)

   Income tax provision                          4.4%           11.7%     (70.5%)         3.0%         11.0%     (75.5%)
                                           -------------------------               ------------------------
 Net income                                      7.3%           19.3%     (70.7%)         4.8%         18.5%     (76.3%)
                                           =========================               ========================


-------------------------------------------------------------------------------



                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



The following table sets forth, for the periods indicated, certain operational data as a percentage of total revenues and the percentage change in such items as compared to prior periods after excluding amortization of intangible assets acquired as a result of acquisitions:

                                     Percentage of                              Percentage of
                                     Total Revenues                            Total Revenues
                               ---------------------------                --------------------------
                                    Three Months Ended                         Nine Months Ended
                                       December 31,           Period-            December 31,           Period-
                               ---------------------------   to-Period    --------------------------   to-Period
                                   2000            1999       Change          2000           1999        Change
                               ---------------------------                --------------------------
Income from operations              14.4%           31.8%     (64.9%)          10.8%          31.0%      (68.4%)
Other income (expense)               0.1%            1.1%     (92.2%)          (0.2%)          0.8%     (124.8%)
                               -------------------------                  ------------------------
Income before taxes                 14.5%           32.9%     (65.8%)          10.6%          31.8%      (69.9%)
Income tax provision                 5.1%           12.0%     (67.2%)           3.6%          11.5%      (72.0%)
                               -------------------------                  ------------------------
Net income                           9.4%           20.9%     (65.0%)           7.0%          20.3%      (68.7%)
                               =========================                  ========================





The Company operates in two business segments in the software industry: products and professional services.

PRODUCTS REVENUE

The Company's products are designed to support four key activities within the application development process: development and integration, quality assurance, production readiness and performance management of the application to optimize performance in production. Product revenue consists of software license fees, which includes upgrade revenue, and maintenance fees and comprised 48.1% and 57.2% of total Company revenue during the third quarter of fiscal years 2001 and 2000, respectively, and 47.0% and 56.9% of total Company revenue during the first nine months of fiscal years 2001 and 2000, respectively. S/390 product revenue (mainframe revenue) decreased $113.5 million or 37.7% during the third quarter of fiscal year 2001 to $187.9 million from $301.4 million during the third quarter of fiscal year 2000 and decreased $207.1 million or 26.6% during the first nine months of fiscal year 2001 to $572.4 million from $779.5 million during the first nine months of fiscal year 2000. Revenue from distributed software products decreased $12.4 million or 19.7% during the third quarter of fiscal year 2001 to $50.5 million from $62.9 million during the third quarter of fiscal year 2000 and $27.5 million or 17.4% during the first nine months of fiscal year 2001 to $130.6 million from $158.1 million during the first nine months of fiscal year 2000. The decline in product revenue in the three and nine months ended December 31, 2000 is due, in part, to a shift in focus from large enterprise license agreements ("ELAs") which are multi-year, and often multi-payment contracts, to flow deals which are generally for a perpetual license including one year of maintenance. Many of the ELAs limit the capacity (millions of instructions per second - "MIPS") on which the software is permitted to be installed. Additional revenue is generated when customers license the software on additional capacity. We believe that the decrease in large multi-year contracts is due, in part, to the capacity purchased by our customers in fiscal 2000 during their preparations for Y2K. In the third quarter of fiscal year 2001, the Company had no multi-year contracts greater than $5 million which compares to approximately 25.4% of license revenues in the third quarter of fiscal year 2000. For the first nine months of fiscal years 2001 and 2000 multi-year contracts greater than $5 million represented approximately 13.3% and 29.0%, respectively, of license revenue.

-------------------------------------------------------------------------------



                    COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)




S/390 and distributed software product revenue during the third quarter of fiscal year 2001 increased $10.0 million or 5.6% and $10.6 million or 26.4%, respectively, from the second quarter of fiscal year 2001. In the second quarter of fiscal year 2001, multi-year contracts greater than $5.0 million represented approximately 6.5% of license revenue.

For more than five years, the Company has supported clients with product agreements covering multiple years and allowing deferred payment terms. The contract price is allocated between maintenance for the term of the deal and license revenue. All license revenue associated with these perpetual license agreements is recognized when the customer commits unconditionally to the transaction, the software products and quantities are fixed and the software has been shipped to the customer. License revenue associated with certain transactions that include an option to exchange or select products in the future has been deferred and will be recognized over the term of the deal. When the license portion is paid over a number of years, the license portion of the payment stream is discounted to its net present value. Interest income is recognized over the payment term. The maintenance associated with all sales is deferred and recognized over the applicable maintenance period.

Our S/390 products have supported our customers through their application development processes for years and are widely recognized in the mainframe market. While the Company continues to strengthen and support our S/390 products, our sales organization is concentrating on expanding the penetration of our distributed products throughout the market. Our over 70 distributed products improve the productivity of virtually everyone in an IT organization from application developers, to software and performance testers, to operations professionals. Our five distributed product families are QACenter, NuMega, Uniface, EcoSCOPE and EcoTOOLS. QACenter product tools are widely used in customer organizations by developers, testers and operations staff to test and scale their applications. NuMega primarily supports developers in our customer's organizations to do debugging on windows servers and workstations. Uniface is our distributed development and integration product. Our EcoSCOPE product helps network administrators manage the performance of their applications, by looking through the application and the network to pinpoint problems. EcoTOOLS products help operations professionals and database administrators insure that their applications are production ready and operate efficiently.

PROFESSIONAL SERVICES REVENUE

The Company offers a broad range of information technology professional services, including business systems analysis, design and programming, software conversion and system planning and consulting. Revenue from professional services decreased $16.0 million or 5.9% during the third quarter of fiscal year 2001 to $257.0 million from $273.0 million during the third quarter of fiscal year 2000 and increased $81.7 million or 11.5% during the first nine months of fiscal year 2001 to $792.6 million from $710.9 million during the first nine months of fiscal year 2000. The decrease in professional services revenue for the third quarter of fiscal year 2001 compared to the third quarter of fiscal year 2000 reflects a decrease in billable staff who left the Company and were not replaced. This decrease was offset in part by an improvement in average hours billed by the remaining staff. The Company's North American operations generated 91.0% and 93.6% of total professional services revenue during the third quarter of fiscal years 2001 and 2000, respectively, and 91.5% and 92.1% of total professional services revenue during the first nine months of fiscal years 2001 and 2000, respectively. Combined international services revenue increased $5.5 million or 31.0% during the third quarter of fiscal year 2001 to $23.1 million from $17.6 million during the third quarter of fiscal year 2000 and

-------------------------------------------------------------------------------



                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



$11.2 million or 19.8% during the first nine months of fiscal year 2001 to $67.6 million from $56.4 million during the first nine months of fiscal year 2000.

OPERATING PROFIT

The Company evaluates the performance of its segments based primarily on operating profit before corporate expenses, purchased research and development expense, other income (expense) and income taxes.

Financial information for the Company's products segment is as follows (in thousands):



                                             Three Months Ended                       Nine Months Ended
                                                 December 31,                            December 31,
                                      -------------------------------------- ------------------------------------
                                            2000                1999                2000               1999
                                      ------------------  ------------------ ------------------- ----------------

Products revenue                      $       238,397     $        364,325   $       702,987     $       937,621
Operating expenses                            156,900              154,465           482,059             438,358
                                      ---------------     ----------------   ---------------     ---------------
Products operating profit             $        81,497     $        209,860   $       220,928     $       499,263
                                      ===============     ================   ===============     ===============


Products revenue by geographic location is presented in the table below (in thousands):



                                                Three Months Ended                     Nine Months Ended
                                                  December 31,                            December 31,
                                      -------------------------------------- ---------------------------------------
                                            2000                1999                2000                1999
                                      ------------------  ------------------ ------------------- -------------------

United States                         $      139,669      $       237,893    $      443,243      $       640,624
European subsidiaries                         65,990               81,325           172,556              201,427
Other international operations                32,738               45,107            87,188               95,570
                                      --------------      ---------------    --------------      ---------------
Total products revenue                $      238,397      $       364,325    $      702,987      $       937,621
                                      ==============      ===============    ==============      ===============


The products segment generated operating margins of 34.2% and 57.6% during the third quarter of fiscal years 2001 and 2000, respectively, and 31.4% and 53.2% during the first nine months of fiscal years 2001 and 2000, respectively. Products expenses include cost of software license fees, cost of maintenance, software product development costs, and sales and marketing expenses. The decrease in operating margin is primarily a result of a decrease in software license revenue while software product development costs, cost of software license fees and sales and marketing expenses have remained fairly constant.

Cost of software license fees includes amortization of capitalized software, the cost of preparing and disseminating products to customers and the cost of author royalties. The increase in these costs is due primarily to an increase in amortization of capitalized software products, related to the CACI acquisition in December 1999 and to increased amortization of internally capitalized projects associated with EcoSCOPE, EcoTOOLS, QALoad and Uniface, which were released for general availability during the third quarter of fiscal year 2001. As a percentage of software license fees, cost of software license fees were 7.8% and 3.3% in the third quarter of fiscal years 2001 and 2000, respectively, and 8.3% and 3.4% in the first nine months of fiscal years 2001 and 2000, respectively.

-------------------------------------------------------------------------------




                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)



Cost of maintenance consists of the cost of maintenance programmers and product support personnel and the computing, facilities and benefits costs allocated to such personnel. The increase in cost of maintenance was due primarily to the increase in maintenance and support staff in order to support the worldwide growth of the installed base. As a percentage of maintenance fees, these costs were 11.4% and 10.3% for the third quarter of fiscal years 2001 and 2000, respectively, and were 11.4% and 10.5% for the first nine months of fiscal years 2001 and 2000, respectively.

Software product development costs consist of the cost of programming personnel, the facilities, computing and benefits costs allocated to such personnel and the costs of preparing user and installation guides for the Company's software products, less the amount of software development costs capitalized during the period. The increase in these costs was due primarily to an increase in software development staff needed to meet the demand for new and enhanced products. While continuing to support and enhance its traditional S/390 products, the Company has increased the resources allocated to developing and enhancing its distributed software products. Before the capitalization of internally developed software products, total research and development expenditures for the third quarter of fiscal year 2001 increased $2.6 million, or 9.5%, to $29.3 million from $26.7 million for the third quarter of fiscal year 2000 and for the first nine months of fiscal year 2001 increased $15.4 million, or 22.4%, to $84.0 million from $68.6 million for the first nine months of fiscal year 2000.

Sales and marketing costs consist of the sales and marketing expenses associated with the Company's products business, which include costs of direct sales, sales support and marketing staff, the facilities and benefits costs allocated to such personnel and the costs of marketing and sales incentive programs. The slight decrease in sales and marketing costs for the quarter was largely attributable to decreased distributor commissions and advertising expenditures, offset, in part, by the expansion of the worldwide sales force. The direct sales and sales support staff increased by 111 to 2,696 people at the end of the third quarter of fiscal year 2001, as compared to 2,585 at the end of the third quarter of fiscal year 2000.

Financial information for the Company's professional services segment is as follows (in thousands):



                                                  Three Months Ended                   Nine Months Ended
                                                     December 31,                         December 31,
                                        --------------------------------------  --------------------------------
                                               2000               1999                2000               1999
                                        ------------------- ------------------  ------------------ -------------
   Professional services revenue        $       256,959     $       273,043     $       792,566    $     710,947
   Operating expenses                           245,198             267,471             786,448          656,417
                                        ---------------     ---------------     ---------------    -------------
   Services operating margin            $        11,761     $         5,572     $         6,118    $      54,530
                                        ===============     ===============     ===============    =============

Professional services revenue by geographic location is presented in the table below (in thousands):


                                                  Three Months Ended                    Nine Months Ended
                                                     December 31,                          December 31,
                                        --------------------------------------  --------------------------------
                                               2000               1999                2000               1999
                                        ------------------- ------------------  ------------------ -------------
   United States                        $       233,906     $       255,451     $       724,945    $     654,501
   European subsidiaries                         21,762              15,161              62,519           48,708
   Other international operations                 1,291               2,431               5,102            7,738
                                        ---------------     ---------------     ---------------    -------------
   Total services revenue               $       256,959     $       273,043     $       792,566    $     710,947
                                        ===============     ===============     ===============    =============


-------------------------------------------------------------------------------





                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


The professional services segment generated operating margins of 4.6% during the third quarter of fiscal year 2001 compared to 2.0% during the third quarter of fiscal year 2000, and 0.8% and 7.7% during the first nine months of fiscal years 2001 and 2000, respectively. The increase in the professional services operating margin for the quarter is attributable to significant decreases in cost of professional services due to reductions in staff, commissions and advertising, offset, in part, by increased use of subcontractors for special services. The decrease in the professional services operating margin for the first nine months of fiscal year 2001 compared to the first nine months of fiscal year 2000 is primarily due to lower utilization and billing rates during the first two quarters of fiscal year 2001 compared to the first two quarters of fiscal year 2000 and an increase in the use of subcontractors from the prior year. The Company is continuing to evaluate opportunities to reduce the cost of the non-billable staff while focusing on its core professional services business to increase revenue. Cost of professional services includes all costs of the Company's professional services business, including the personnel costs of the professional, management and administrative staff of the Company's services business and the facilities and benefits costs allocated to such personnel. The professional billable staff decreased by 1,528 people to 8,475 people at the end of the third quarter of fiscal year 2001 from 10,003 people at the end of the third quarter of fiscal year 2000. All reported professional services revenue and expenses include operating revenue and operating expenses associated with Data Processing Resources Corporation since the acquisition in August 1999.

Administrative and general expenses increased $11.0 million, or 44.3%, during the third quarter of fiscal year 2001 to $35.8 million from $24.8 million during the third quarter of fiscal year 2000 and $44.3 million, or 70.9%, during the first nine months of fiscal year 2001 to $106.8 million from $62.5 million during the first nine months of fiscal year 2000. The increase in administrative and general expenses was primarily attributable to charges against investments in joint ventures and increased goodwill amortization expense.

Net interest and investment income (expense) for the third quarter of fiscal year 2001 was $0.6 million as compared to $7.0 million in the third quarter of fiscal year 2000. Interest and investment income for the third quarter of fiscal 2000 includes a gain of approximately $10.9 million resulting from the sale of securities during the quarter. Without this gain, net interest income increased 114.2% in the current quarter as compared to the prior year. For the first nine months of fiscal year 2001 net interest and investment income (expense) was ($3.4) million as compared to $13.6 million in the first nine months of fiscal year 2000, which is primarily attributable to interest expense associated with debt outstanding under the $900 million Senior Credit Facility discussed in the Liquidity and Capital Resources section below.

The Company's provision for income taxes was $22.0 million in the third quarter of fiscal year 2001 and $44.4 million in the first nine months of fiscal year 2001, both of which represent an effective tax rate of 38.0%. This compares to a tax provision of $74.7 million in the third quarter of fiscal year 2000, which represents an effective tax rate of 37.8%, and $181.5 million in the first nine months of fiscal year 2000, which represents an effective tax rate of 37.3%. The increase in the effective tax rate is due to nondeductible goodwill amortization associated with certain acquisitions and a shift of our state apportionment to states with higher corporate income tax rates.

-------------------------------------------------------------------------------



                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)





LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, the Company had approximately $251.3 million in cash and investments. The Company has committed to maintaining approximately $250 million in cash and investments while utilizing the $900 million Senior Credit Facility. During the first nine months of fiscal years 2001 and 2000, the Company generated $196.6 million and $82.4 million, respectively, in operating cash flow. The increased operating cash flow is generated, in part, from the collection of the current portion of prior years' installment receivables as reflected in the decrease in total accounts receivable. During these periods, the Company had capital expenditures that included property and equipment, capitalized research and software development, and purchased software of $35.7 million and $37.3 million, respectively.

As of December 31, 2000 the Company had $278.0 million in long-term debt representing borrowings under the $900 million Senior Credit Facility entered into on August 31, 1999. This reflects net payments of $51.0 million during the third quarter of fiscal year 2001. As of December 31, 1999, the Company had $523.5 million in long-term debt.

On July 25, 2000, the Company acquired substantially all the assets and certain liabilities of Optimal Networks Corporation for $5.0 million. This acquisition will strengthen the Company's existing EcoSystems product lines.

On May 10, 2000, the Company acquired Nomex, Inc., a privately held provider of web design and development services located in Montreal, Canada, for $8.9 million.

The Company continues to evaluate business acquisition opportunities that fit the Company's strategic plans.

The Company has begun construction on an office tower with a current estimated cost of $350 million within the City of Detroit. These cash outlays will have no impact on the results of operations until the building is occupied in the fall of 2002, at which point, the depreciation will result in an annual expense of approximately $11.7 million. This will be partially offset by the savings realized by the consolidation of offices. Capital expenditures to date total $12.2 million. Cash outlays for the remainder of fiscal year 2001 are expected to be approximately $28.8 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt this statement for the year ending March 31, 2002. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Management does not expect SFAS No. 133 to have a material impact on the Company's financial position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes that have occurred since the Company filed its Annual Report on Form 10-K for the fiscal year ending March 31, 2000.

-------------------------------------------------------------------------------




                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item 2.   Changes in Securities and Use of Proceeds.

On October 26, 2000, we filed a Certificate of Designation of Series A Junior Participating Preferred Stock, par value $0.01 per share. The Series A Junior Participating Preferred Stock was created in connection with our Rights Agreement, dated October 25, 2000 and the dividend of one preferred share purchase right for each outstanding Common Share. The dividend was payable to our shareholders of record at the close of business on November 9, 2000. For a description of the dividend, the preferred share purchase rights and the Rights Agreement, see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             The following exhibits are filed herewith or incorporated by reference.

             Exhibit
             Number    Description of Document
             -------   -----------------------
                4      Certificate of Designation of Series A Junior
                       Participating Preferred Stock of Compuware
                       Corporation, incorporated by reference to Exhibit A to
                       the Rights Agreement dated as of October 25, 2000
                       between Compuware Corporation and Equiserve Trust
                       Company, N.A., as Rights Agent, filed as Exhibit 1 to
                       the Company's Registration Statement on Form 8-A (file
                       no. 0-20900) filed with the Securities and Exchange
                       Commission on October 26, 2000.
               10      Amended and Restated Fiscal 1999 Stock Option Plan
               15      Independent Accountants' Awareness Letter




         (b) Reports on Form 8-K.

         We filed a Current Report on Form 8-K on October 26, 2000 reporting in
         Item 5 that on October 23, 2000, our Board of Directors declared a dividend of one preferred share purchase right for each outstanding common share, payable to shareholders of record on November 9, 2000. No financial statements were filed with the report.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 COMPUWARE CORPORATION


Date:     February 12, 2001                      By:/s/ Joseph A. Nathan
          -----------------                         -------------------------

                                                 Joseph A. Nathan
                                                 President
                                                 Chief Operating Officer




Date:     February 12, 2001                      By: /s/ Laura L. Fournier
          -----------------                         ----------------------

                                                 Laura L. Fournier
                                                 Senior Vice President
                                                 Chief Financial Officer

                                 EXHIBIT INDEX





EXHIBIT                 DESCRIPTION
-------                 -----------

   10                   Fiscal 1999 Stock Option Plan

   15                   Independent Accountants' Awareness Letter