Form 10-K
period 2001-03-31
COMPUWARE CORPORATION
filed 2001-06-27
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             (Mark One)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number: 0-20900

                              COMPUWARE CORPORATION
                        ----------------------------------
             (Exact name of registrant as specified in its charter)

                       MICHIGAN                            38-2007430
        ------------------------------------             --------------
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

Securities registered pursuant to Section 12(g) of the Act:
                                          COMMON STOCK, PAR VALUE $.01 PER SHARE
                                          PREFERRED STOCK PURCHASE RIGHTS

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

There were 370,316,782 shares of $.01 par value common stock outstanding as of June 15, 2001. The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the common stock on June 15, 2001 of $11.65 as reported on the Nasdaq Stock Market, was approximately $3,950,874,834. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated by reference in Part III.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                                    FORM 10-K
                                TABLE OF CONTENTS

Item
Number                                                                                             Page
------                                                                                             ----

                                     PART I

1.     Business                                                                                     3

2.     Properties                                                                                  11

3.     Legal Proceedings                                                                           11

4.     Submission of Matters to a Vote of Security Holders                                         11

       Executive Officers of the Registrant                                                        11

                                     PART II

5.     Market for the Registrant's Common Equity and Related Stockholder
       Matters                                                                                     13

6.     Selected Consolidated Financial Data                                                        14

7.     Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                                       15

7A.    Quantitative and Qualitative Disclosure About Market Risk                                   22

8.     Consolidated Financial Statements and Supplementary Data                                    25

9.     Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure                                                                        44

                                    PART III

10.    Directors and Executive Officers of the Registrant                                          45

11.    Executive Compensation                                                                      45

12.    Security Ownership of Certain Beneficial Owners and Management                              45

13.    Certain Relationships and Related Transactions                                              45

                                     PART IV

14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K                              46


                                     PART I

ITEM 1

BUSINESS


We provide software products and professional services designed to increase the productivity of the information technology departments of businesses worldwide. In the early years of our company, we focused on offering professional services and mainframe products in the testing and implementation environment where we gained extensive experience and established long-term customer relationships. Over the past several years, we have expanded our presence into the distributed and web systems markets, offering products and professional services in the application development, integration, testing and performance management areas.

We were incorporated in Michigan in 1973. Our executive offices are located at 31440 Northwestern Highway, Farmington Hills, Michigan 48334-2564, and our telephone number is (248) 737-7300.

We operate in two business segments in the software industry: products and services. See note 10 of Notes to Consolidated Financial Statements.

The following discussion may contain certain forward looking statements within the meaning of the federal securities laws. Numerous important factors, including those discussed under Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Forward Looking Statements" could cause actual results to differ materially from those indicated by such forward looking statements.


OUR BUSINESS STRATEGY

Our focus is to provide products and professional services to improve the productivity of mainframe, distributed and web developers, testers and operations staff in businesses worldwide. Companies with information technology departments invest substantial resources to build and maintain large, complex, mission-critical applications. As a result, this target market can benefit most from our product and services offerings.

The applications process includes four primary phases: 1) the application development phase in which software code is created, integrated with existing applications and modified over time 2) the testing phase, in which application software is executed, debugged, tested and maintained in a series of repetitive, ongoing cycles for the life of the application; 3) the performance testing phase, when an application is tested under simulated production conditions to ensure it will function well once implemented and 4) the production phase in which the performance and availability of operating systems, databases, servers, applications and networks is monitored and managed.

PRODUCTS DIVISION

MAINFRAME MARKET

We believe that the market for mainframe products is well defined, and will continue to be in demand as the drive to e-business continues to emphasize the need for reliable, high-volume servers.

We intend to remain focused on developing, marketing and supporting high-quality software tools to support both traditional uses of the mainframe and to enhance the efforts of IT staff who are working to web-enable their legacy applications portfolio. We believe that our long-standing customer relationships and brand equity in this arena will help us continue to improve the benefits our customers receive from our mainframe products. In addition, we continue to pursue product integration opportunities to increase the value that our customers obtain from the use of our products, to enhance the synergy among the functional groups working on key application projects, and to make the entire process more streamlined, automated and repeatable.

MAINFRAME TESTING AND IMPLEMENTATION TOOLS

We currently offer testing and implementation software products that focus on improving the productivity of programmers and analysts in application testing, test data preparation, error analysis and maintenance of systems running on IBM and IBM-compatible mainframes.

Our testing and implementation products are functionally rich, are focused on user needs and require minimal user training. We strive to ensure a common look and feel across our products and emphasize ease of use in all aspects of product design and functionality. Most products can be used immediately without modification of customer development practices and standards, and can be quickly integrated into day-to-day testing, debugging and maintenance activities.

Our mainframe testing and implementation products are grouped into the following four product families:

File and Data Management. The File-AID products provide a consistent, familiar and secure method for IT professionals to access data across all strategic environments in order to automate the creation of test data, move and convert large volumes of data between platforms, quickly resolve production data problems and manage ongoing changes to data and databases. For fiscal 2001, 2000 and 1999, total software license and maintenance fee revenues derived from the file and data management product family were approximately $259,835,000, $381,109,000 and $325,136,000, respectively, which accounted for 12.9%, 17.1%
and 19.8%, respectively, of our total revenues.

Fault Management. Our Abend-AID products assist programmers in more quickly and accurately analyzing and diagnosing software errors that occur during testing and implementation. These errors, which result in the abnormal end of the application execution, must be corrected before the program at fault can be restarted. For fiscal 2001, 2000 and 1999, total software license and maintenance fee revenues derived from the fault management product family were approximately $211,375,000, $311,521,000 and $260,876,000, respectively, which accounted for 10.5%, 14.0% and 15.9%, respectively, of our total revenues.

Interactive Analysis and Debugging. Our XPEDITER interactive debugging products enable programmers to identify and resolve errors in complex software efficiently and accurately, to ensure that all of the software code actually has executed during a test run, and to help web-enable legacy applications by identifying and converting presentation and business logic code. For fiscal 2001, 2000 and 1999, total software license and maintenance fee revenues derived from the interactive analysis and debugging product family were approximately $142,123,000, $204,542,000 and $171,858,000, respectively, which accounted for
7.1%, 9.2% and 10.5%, respectively, of our total revenues.

Automated Testing. Our QAHiperstation product simulates the on-line systems environment, allowing programmers to test on-line applications under production conditions without requiring actual users at terminals. These products capture production transactions, allow test data to be created by modification of these transactions, and then execute application programs using the test data in a simulated on-line environment. QASolutions is a complete line of testing services that supplements our testing products. For fiscal 2001, 2000 and 1999, total software license and maintenance fee revenues derived from the automated testing product family were approximately $45,969,000, $79,163,000 and $72,386,000, respectively, which accounted for 2.3%, 3.5% and 4.4%, respectively, of our total revenues.

MAINFRAME APPLICATION MANAGEMENT TOOLS

Our mainframe application management tools address the critical problem of business application performance. Compuware Application Performance Management
(APM) software enables enterprise IT organizations to develop and deliver efficient and responsive applications and to maintain high standards of application performance throughout the life of the application.

Our STROBE MVS Application Performance Measurement System and APMPOWER Application Performance Analysis System product lines work together to help clients locate and eliminate sources of excessive resource demands during every phase of an application's life cycle. Features in both product lines support an extensive array of subsystems, databases and languages.

DISTRIBUTED SYSTEMS AND WEB MARKETS

In contrast to the mainframe market, the distributed systems market is characterized by multiple hardware, software and network configurations. Combined with the more recent push to web-enable, IT organizations find themselves under increasing pressure to rapidly create reliable, top-performing e-business applications, despite this geometric increase in environment complexity. We believe our distributed and web products address these challenges and that we are well-positioned to market distributed development, integration, functional and performance testing and application management software to our target markets.

In the last several years, we have developed products and made acquisitions in the requirements management, development, testing and application management categories of the distributed and web applications markets. We believe we have made progress in penetrating all of these markets because of the quality and visibility of our UNIFACE, EcoSYSTEMS, QACenter and DevPartner Studio products, which are described below.

APPLICATION DEVELOPMENT AND INTEGRATION TOOLS

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

OptimalView is our business integration portal product. As a packaged, web-based portal application, OptimalView enables customers to quickly implement an integrating platform to help bring together the diverse array of custom-built and packaged applications and web services that many companies have assembled over a period of time. OptimalView brings these applications together in a single desktop portal with powerful integration and administrative functions, making it possible for a customer's IT department to effectively manage the "home-base" desktop of every employee in their organization.

AUTOMATED SOFTWARE QUALITY TOOLS

Our distributed systems and web applications toolset improves the productivity of programmers and analysts who work in the various distributed systems computing platforms. Similar to their mainframe counterparts, these products can be used immediately without modification of customer development practices and standards, can be quickly integrated into day-to-day testing, debugging and maintenance activities and provide demonstrable benefits soon after installation.

Our distributed systems automated software quality products are grouped into three product lines: File and Data Management, NuMega and Automated Testing.

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

NuMega. Our DevPartner Studio product suite accelerates team development of multi-language components for Windows and Internet applications. DevPartner Studio SmartDebugging tools automatically detect, diagnose and facilitate resolution of software errors and performance problems. Our DBPartner suite provides database and SQL tuning capabilities as well as interactive analysis and resolution of SQL program errors in stored procedures.

Automated Testing. Our line of QACenter products addresses the growing demand for automated testing solutions for distributed systems and web applications. QARun is our enterprise-wide script development and test execution tool for distributed systems applications. QADirector provides test management.

QACenter Performance Edition is used for pre-production server load and performance testing, as well as analysis of the underlying application and infrastructure to help determine the cause of potential performance issues. These products are augmented by QASolutions, a complete line of testing services.

PointForward is a remote testing and monitoring solution that provides customers with valuable information about how their web site is running. Test results are posted automatically on our PointForward secure web portal, where subscribers can access results with a unique log-on ID. Alert and e-mail notifications inform customers when service levels are in jeopardy. PointForward provides four critical testing options: reliability, scalability, integrity and performance monitoring capabilities.

APPLICATION PERFORMANCE AND AVAILABILITY MANAGEMENT TOOLS

EcoSYSTEMS is our suite of products for improving service level management of enterprise and e-commerce networks, servers, distributed databases and distributed systems applications in a variety of environments. EcoTOOLS simplifies troubleshooting by allowing users to monitor vital service level metrics, as well as the ability to automatically initiate corrective actions to help prevent application downtime. EcoSCOPE gathers and monitors data for managing distributed application performance. EcoPROFILER provides response time analysis capabilities for distributed applications before they are deployed on the network. EcoPREDICTOR is a performance prediction tool that depicts the effects of traffic or topology changes on the network before they happen. COMNET III accurately predicts LAN, WAN and enterprise network performance, enabling users to reduce risk by experimenting with diverse network alternatives before implementing their plans.

Application Expert and Application Vantage enable production support staff to quickly and easily diagnose performance problems that occur in distributed and web-based application systems. Application Expert is used in a pre-production mode to analyze application transactions and predict how they will perform under production conditions--helping to diagnose where potential problems will occur. Application Vantage is used in production mode to analyze historic and current performance problems by "breaking down" why specific transactions took so long to execute.


PRODUCT MAINTENANCE AND CUSTOMER SUPPORT

We believe that effective support of our customers and products during both the trial period and for the license term is a substantial factor in product acceptance and subsequent new product sales. We believe our installed base is a significant asset and intend to continue to provide high levels of customer support and product upgrades to assure a continuing high level of customer satisfaction. In fiscal year 2001, we continued to experience a high customer maintenance renewal rate. We had 171 employees as of March 31, 2001 devoted to maintenance and customer support services.

All customers who subscribe to our maintenance and support services are entitled to receive technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released by us during the maintenance period. Maintenance and support services are provided online, through our FrontLine technical support web site, by telephone access to technical personnel located in Farmington Hills, Michigan, Cambridge, Massachusetts, La Jolla, California, Nashua, New Hampshire, and in the offices of our foreign subsidiaries and distributors.

Licensees have the option of renewing their maintenance agreements each year for an annual fee of up to 16% of the then current list price of the licensed product. They also have the option of committing to maintenance for longer terms, generally up to five years on a contractual basis. For fiscal years 2001, 2000 and 1999, maintenance fees represented approximately 22.7%, 19.4% and 20.4%, respectively, of our total revenues.


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

Our product development staff consisted of 844 employees as of March 31, 2001. Product development is performed primarily at our headquarters in Farmington Hills, Michigan, and at our offices in Amsterdam, The Netherlands, Cambridge, Massachusetts, La Jolla, California, and Nashua, New Hampshire.

Total internal research and development costs were $116.1 million, $95.6 million and $76.8 million during fiscal 2001, 2000 and 1999, respectively. Of these amounts, $13.5 million, $14.5 million and $11.9 million were capitalized during the same periods, respectively. Capitalization of internally developed software products begins when technological feasibility of the product is established. Software product development expense in the statement of income includes all expenditures for research and development net of amounts capitalized.

Our software products are distributed as object code on standard magnetic cartridges, diskettes and CD-ROM, together with printed documentation. We purchase cartridges, diskettes, CDs and documentation printing from outside vendors. The product duplication, packing and distribution to our customers is performed at our production center in West Bloomfield, Michigan.

PROFESSIONAL SERVICES DIVISION

We offer a broad range of IT staff supplementation services for distributed systems and mainframe environments. Our offerings include IT technical staffing and project assistance, e-business and wireless development and ERP implementation. We also provide application life cycle management assistance for outsourcing customers' application development and maintenance activities as well as services for the Compuware-owned products that enhance their value.

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

Our objective in the professional services division is to create long-term relationships with customers in which our professional staff joins with the customer's information technology organization to plan, design, program, implement and maintain technology-based solutions that achieve customer business goals. Typically, the professional services staff is integrated with the customer's development team on a specific application or project. Professional services staff work primarily at customer sites or at our professional services offices located throughout North America and Europe. We also have professional services operations in other international locations.



CUSTOMERS

Our products and professional services are used by the information technology departments of a wide variety of commercial and government organizations.

None of our customers accounted for 10% or more of our total revenues during any of the last three fiscal years.

SALES AND MARKETING

We market software products primarily through a direct sales force in the United States, Canada, Europe, Japan, Asia/Pacific, Brazil, Mexico and South Africa as well as through independent distributors in 29 other countries. Our combined products sales and marketing staff as of March 31, 2001 numbered 1,156 in the United States (including headquarters support for international sales), 41 in Canada, 816 in Europe, 115 in Japan, 187 in Asia/Pacific, 79 in Brazil, 31 in Mexico and 34 in South Africa, for a total of 2,459 worldwide.

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

COMPETITION

The markets for our software products are highly competitive and characterized by continual change and improvement in technology. Although no company competes with us across our entire product line, we consider over 40 firms to be directly competitive with one or more of our products. Our competitors include BMC Software, Inc., Computer Associates International, Inc., Mercury Interactive Corporation, Oracle Corporation, Rational Software Corporation, Sun Microsystems, Inc. and Sybase, Inc. Some of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. We believe our mainframe products are generally complementary to those marketed by IBM, however, IBM does offer some products that are directly competitive and there can be no assurance that IBM will not choose to offer additional significant competing products in the future. The principal competitive factors affecting the market for our software products include: responsiveness to customer needs, functionality, performance, reliability, ease of use, quality of customer support, vendor reputation and price. We believe, based on our current market position, that we have competed effectively in the software products marketplace. Nevertheless, a variety of external and internal events and circumstances could adversely affect our competitive capacity. Our ability to remain competitive will depend, to a great extent, upon our performance in product development and customer support. To be successful in the future, we must respond promptly and effectively to the challenges of technological change and our competitors' innovations by continually enhancing our own product offerings.

The market for professional services is highly competitive, fragmented and characterized by low barriers to entry. Our principal competitors in professional services include Accenture, Computer Sciences Corporation, Electronic Data Systems Corporation, IBM Global Services, Analysts International Corporation, Keane, Inc. and numerous other regional and local firms in the markets in which we have professional services offices. Several of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. The principal competitive factors affecting the market for our professional services include responsiveness to customer needs, breadth and depth of technical skills offered, availability and productivity of personnel and the ability to demonstrate achievement of results and price.

PROPRIETARY RIGHTS

We regard our products as proprietary trade secrets and confidential information. We rely largely upon a combination of trade secret, copyright and trademark laws together with our license agreements with customers and our internal security systems, confidentiality procedures and employee agreements to maintain the trade secrecy of our products. We typically provide our products to users under nonexclusive, nontransferable, perpetual licenses. Under the general terms and conditions of our standard product license agreement, the licensed software may be used solely for the licensee's own internal operations on designated computers at specific sites. Under certain limited circumstances, Compuware may be required to make source code for our products available to our customers under an escrow agreement, which restricts access to and use of the source code. Although we take steps to protect our trade secrets, there can be no assurance that misappropriation will not occur. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

In addition to trade secret protection, we seek to protect our software, documentation and other written materials under copyright law, which affords only limited protection. We also assert trademark rights in our product names. We have been granted fourteen patents and have fifteen patent applications pending for certain product technology and have plans to seek additional patents in the future. However, because the industry is characterized by rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current and future products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation.

EMPLOYEES

As of March 31, 2001, we employed 13,220 people worldwide, with 2,459 in products sales, sales support and marketing; 844 in research and development; 171 in product maintenance and customer support; 8,612 in professional services marketing and delivery and 1,134 in other general and administrative functions. Substantially all of our employees are not represented by a labor union. We have experienced no work stoppages and believe that our relations with our employees are good. Our success will depend in part on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software developers, professional services staff and sales and marketing personnel.

SEGMENT INFORMATION; PAYMENT TERMS AND FOREIGN REVENUES

For a description of revenues and operating profit by segment for each of the last three fiscal years, see Note 10 of Notes to Consolidated Financial Statements, included in Item 8 of this report. For a description of extended payment terms offered to some customers, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Product Revenue." The Company's foreign operations are subject to risks related to foreign exchange rates. For a discussion of this risk, see Item 7A Quantitative and Qualitative Disclosure About Market Risk. For financial information regarding geographic operations, see Note 10 of Notes to Consolidated Financial Statements, included in Item 8 of this report.

ITEM 2.       PROPERTIES

Our executive offices, research and development, principal marketing, primary professional services office, customer service and support facilities are located in approximately 225,000 square feet that we own in an executive office park in Farmington Hills, Michigan. We also lease approximately 80,000 square feet in the same office park, as well as approximately 133,000 square feet in nearby Southfield. In addition, we own approximately 40,000 square feet in nearby West Bloomfield, Michigan which houses our production, distribution and additional services facilities. As further discussed in Note 4 of Notes to Consolidated Financial Statements and in the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition and Results of Operations, we have begun construction on an office tower within the City of Detroit which will consolidate our corporate office functions and Detroit area operations.

We lease approximately 103 professional services and sales offices, including 5 remote product research and development facilities, with a presence in 46 countries.

ITEM 3.       LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, who are elected by and serve at the discretion of the Company's Board of Directors, are as follows as of June 15, 2001:



Name                              Age       Position
----                              ---       --------

Peter Karmanos, Jr.               58        Chairman of the Board and Chief Executive Officer

Joseph A. Nathan                  48        President and Chief Operating Officer

Henry A. Jallos                   52        Executive Vice President, Products Division

Denise A. Knobblock               45        Executive Vice President, Human Resources and
                                              Administration

W. Alan Cantrell                  44        Senior Vice President, Professional Services Division

Laura L. Fournier                 48        Senior Vice President, Chief Financial Officer
                                            (Chief Accounting Officer) and Treasurer


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

W. Alan Cantrell has served as Senior Vice President, Professional Services Division since January 2001. Prior to his appointment as Senior Vice President, Mr. Cantrell was Vice President, Alternate Channels from February 2000 through December 2000, From April 1997 through January 2000, Mr. Cantrell was Vice President, Enterprise Solutions, North America (UNIFACE), and from December 1994 through March 1997 was Vice President, Professional Services Division.

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

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Our Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol CPWR. As of June 15, 2001, there were approximately 6,772 shareholders of record of Compuware Common Stock. We have not paid any cash dividends on our Common Stock since fiscal 1986, and we anticipate that for the foreseeable future, we will continue to retain our earnings for use in our business. The following table sets forth the range of high and low trading sale prices for our Common Stock for the periods indicated, all as reported by Nasdaq.




FISCAL YEAR ENDED MARCH 31, 2001                         HIGH             LOW
  First quarter                                        $22.00           $9.25
  Second quarter                                        11.25            7.50
  Third quarter                                          9.25            5.63
  Fourth quarter                                        14.38            6.25


FISCAL YEAR ENDED MARCH 31, 2000                         HIGH             LOW
  First quarter                                        $32.50          $16.38
  Second quarter                                        36.38           24.25
  Third quarter                                         40.00           23.88
  Fourth quarter                                        37.81           20.00


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected income statement and balance sheet data presented below are derived from our audited consolidated financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                                                         Year Ended March 31,
                                              ----------------------------------------------------------------------------
                                                  2001           2000            1999           1998            1997
                                              -------------  -------------   -------------  -------------   --------------
                                                            (In thousands, except earnings per share data)

STATEMENT OF INCOME DATA:
Revenues:
  Software license fees                       $    495,572   $    819,247    $    683,354   $    467,251    $    318,907
  Maintenance fees                                 456,534        432,707         334,371        244,273         209,521
  Professional services fees                     1,057,944        978,674         620,720        427,794         284,468
                                              -------------  -------------   -------------  -------------   --------------
     Total revenues                              2,010,050      2,230,628       1,638,445      1,139,318         812,896
                                              -------------  -------------   -------------  -------------   --------------
Operating expenses:
  Cost of software license fees                     39,551         30,739          28,097         22,874          20,881
  Cost of maintenance                               53,076         45,367          37,286         31,203          27,278
  Cost of professional services                  1,039,237        946,710         506,765        365,948         250,405
  Software product development                     102,617         81,133          64,957         54,416          44,494
  Sales and marketing                              451,719        467,060         418,019        325,793         256,139
  Administrative and general                       131,218         90,386          78,333         58,965          48,233
  Purchased research and development                               17,900           4,350          3,160          21,790
  Restructuring and merger-related costs                                                           3,606 (1)
                                              -------------  -------------   -------------  -------------   --------------
     Total operating expenses                    1,817,418      1,679,295       1,137,807        865,965         669,220
                                              -------------  -------------   -------------  -------------   --------------
Income from operations                             192,632        551,333         500,638        273,353         143,676
Interest and investment income (expense), net         (563)        10,443          29,403         17,417           5,710
                                              -------------  -------------   -------------  -------------   --------------
Income before income taxes                         192,069        561,776         530,041        290,770         149,386
Income tax provision                                72,986        209,800         180,178         96,826          51,950
                                              -------------  -------------   -------------  -------------   --------------
Net income                                    $    119,083   $    351,976    $    349,863   $    193,944    $     97,436
                                              =============  =============   =============  =============   ==============

Basic earnings per share (2 and 3)            $       0.33   $       0.98    $       0.95   $       0.55    $       0.29
Diluted earnings per share (2 and 3)                  0.32           0.91            0.87           0.50            0.27

Shares used in computing net income
per share(3):
Basic earnings per share                           365,192        358,560         366,734        352,274         340,770
Diluted earnings per share                         372,809        384,691         402,036        387,426         359,740


BALANCE SHEET DATA (AT PERIOD END):
Working capital                               $    434,902   $    391,801    $    550,586   $    362,324    $    179,508
Total assets                                     2,279,374      2,415,907       1,676,683      1,072,640         755,407
Long-term debt, less current maturities            140,000        450,000              -           6,956           6,068
Total shareholders' equity (4)                   1,377,372      1,203,872       1,079,522        708,296         445,636


(1) Reflects merger costs incurred in connection with the acquisition, restructuring and integration of NuMega Technologies, Inc.

(2) See notes 1 and 8 of Notes to Consolidated Financial Statements for the basis of computing earnings per share.

(3) See note 7 of Notes to Consolidated Financial Statements for the impact of stock splits on computing earnings per share.

(4)      No dividends were paid during the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain forward looking statements within the meaning of the federal securities laws. Numerous important factors, including those discussed below under the caption "Forward Looking Statements" could cause actual results to differ materially from those indicated by such forward looking statements. While the Company believes that its forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the Company's consolidated statements of income as a percentage of total revenues and the percentage change in such items compared to the prior period:



                                                          PERCENTAGE OF
                                                         TOTAL REVENUES                  PERIOD-TO-PERIOD
                                               -----------------------------------            CHANGE
                                                        FISCAL YEAR ENDED            ------------------------
                                                            MARCH 31,                   2000         1999
                                               -----------------------------------       TO           TO
                                                  2001         2000        1999         2001         2000
                                               -----------  ----------  ----------   -----------  -----------
Revenues:
   Software license fees                           24.7%        36.7%       41.7%       (39.5%)       19.9%
   Maintenance fees                                22.7         19.4        20.4          5.5         29.4
   Professional services fees                      52.6         43.9        37.9          8.1         57.7
                                               -----------  ----------  ----------
       Total revenues                             100.0        100.0       100.0         (9.9)        36.1
                                               -----------  ----------  ----------

Operating expenses:
   Cost of software license fees                    2.0          1.4         1.7         28.7          9.4
   Cost of maintenance                              2.6          2.0         2.3         17.0         21.7
   Cost of professional services                   51.7         42.4        30.9          9.8         86.8
   Software product development                     5.1          3.6         3.9         26.5         24.9
   Sales and marketing                             22.5         20.9        25.5         (3.3)        11.7
   Administrative and general                       6.5          4.2         4.8         45.2         15.4
   Purchased research and development                            0.8         0.3       (100.0)       311.5
                                               -----------  ----------  ----------
       Total operating expenses                    90.4         75.3        69.4          8.2         47.6
                                               -----------  ----------  ----------

Income from operations                              9.6         24.7        30.6        (65.1)        10.1
                                               -----------  ----------  ----------

Other income (expense):
   Interest and investment income                   1.5          1.6         1.8        (12.1)        15.7
   Interest expense                                (1.6)        (1.1)                    27.7          *
                                               -----------  ----------  ----------
       Total other income (expense)                (0.1)         0.5         1.8       (105.4)       (64.5)
                                               -----------  ----------  ----------

Income before income taxes                          9.5         25.2        32.4        (65.8)         6.0

Income tax provision                                3.6          9.4        11.0        (65.2)        16.4
                                               -----------  ----------  ----------

Net income                                          5.9%        15.8%       21.4%       (66.2%)        0.6%
                                               ===========  ==========  ==========
*- Calculation is not meaningful.


To improve comparability with competitors' results, we included the following table indicating certain operational data after excluding special charges for purchased research and development and amortization of intangible assets acquired as a result of acquisitions (dollars in thousands):




                                                                INCOME BEFORE                   PERIOD-TO-PERIOD
                                                               SPECIAL CHARGES                       CHANGE
                                                              FISCAL YEAR ENDED              -----------------------
                                                                  MARCH 31,                     2000        1999
RECONCILIATION OF INCOME BEFORE                   ------------------------------------------     TO          TO
SPECIAL CHARGES                                       2001           2000           1999        2001        2000
                                                  -------------  -------------  ------------ ----------  -----------


Income before income taxes                        $     192,069   $   561,776   $   530,041     (65.8%)       6.0%
  (See Consolidated Statements of
  Income)
Purchased research and development                                     17,900         4,350    (100.0)      311.5
Amortization of goodwill                                 41,302        25,252         4,857      63.6       419.9
Amortization of purchased software                       16,089         7,605           750     111.6       914.0
                                                  -------------   -----------   -----------
  Income before income taxes and special charges        249,460       612,533       539,998     (59.3)       13.4
Income tax provision                                     85,649       220,317       182,714     (61.1)       20.6
                                                  -------------   -----------   -----------
  Net income before special charges               $     163,811   $   392,216   $   357,284     (58.2%)       9.8%
                                                  =============   ===========   ===========


The Company operates in two business segments in the software industry: products and professional services.

PRODUCTS REVENUE

The Company's products are designed to support four key activities within the application development process: development and integration, quality assurance, production readiness and performance management of the application to optimize performance in production. Products revenue consists of software license fees and maintenance fees and comprised 47.4%, 56.1% and 62.1% of total Company revenue during fiscal years 2001, 2000 and 1999, respectively. S/390 product revenue (mainframe revenue) decreased $268.5 million or 26.0% during fiscal 2001 and increased $201.0 million or 24.2% during fiscal 2000. Revenue from distributed software products decreased $31.4 million or 14.2% during fiscal 2001 and increased $33.2 million or 17.7% during fiscal 2000. The overall decline in product revenue from fiscal year 2000 to fiscal year 2001 is primarily attributable to a decrease in demand for large enterprise license agreements and fluctuations in foreign currencies. If foreign exchange rates remained consistent with fiscal 2000, product revenue would have been $984 million in fiscal 2001 compared to $1.252 billion in fiscal 2000. This represents an overall decline in constant U.S. dollars of $268 million or 21.4% compared to the actual decline of $300 million or 24.0%. Product revenue in fiscal year 2001 was negatively impacted by a decrease in customer demand for large enterprise license agreements ("ELAs") which are multi-year, and often multi-payment contracts. We believe that the decrease in large multi-year contracts is due, in part, to the capacity purchased by our customers in fiscal year 2000 during their preparations for Y2K. The increase in product revenue from fiscal year 1999 to fiscal year 2000 was primarily attributable to increased demand for ELAs to meet customer needs at that time. For fiscal years 2001 and 2000, multi-year contracts greater than $5 million represented approximately 12.8% and 26.5%, respectively, of license revenue. The products organization is focused on completing a larger number of transactions each quarter rather than relying on ELAs.

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

PROFESSIONAL SERVICES REVENUE

The Company offers a broad range of information technology professional services, including business systems analysis, design and programming, software conversion and system planning and consulting. Revenue from professional services increased $79.3 million or 8.1% during fiscal 2001 compared to fiscal 2000 and $358.0 million or 57.7% during fiscal 2000 compared to fiscal 1999. These increases are primarily associated with increased market share associated with the August 1999 acquisition of Data Processing Resources Corporation.

OPERATING PROFIT AND EXPENSES

The Company evaluates the performance of its segments based primarily on operating profit before corporate expenses and purchased research and development expense.

Financial information for the Company's products segment is as follows (in thousands):


                                                               YEAR ENDED MARCH 31,
                                            -----------------------------------------------------------
                                                   2001                2000                 1999
                                            ------------------- ------------------- -------------------

   Revenue                                  $        952,106    $      1,251,954    $      1,017,725
   Operating expenses                                646,963             624,299             548,359
                                            ------------------- ------------------- -------------------
   Products operating profit                $        305,143    $        627,655    $        469,366
                                            =================== =================== ===================


Products revenue by geographic location is presented in the table below (in thousands):

                                                               YEAR ENDED MARCH 31,
                                            -----------------------------------------------------------
                                                   2001                2000                 1999
                                            ------------------- ------------------- -------------------

   United States                            $        597,290    $        833,365    $        654,011
   European subsidiaries                             235,841             285,158             252,964
   Other international operations                    118,975             133,431             110,750
                                            ------------------- ------------------- -------------------
   Total products revenue                   $        952,106    $      1,251,954    $      1,017,725
                                            =================== =================== ===================

The products segment generated operating margins of 32.0%, 50.1% and 46.1% during fiscal years 2001, 2000 and 1999, respectively. Products expenses include cost of software license fees, cost of maintenance, software product development costs, and sales and marketing expenses. The decrease in operating margin in fiscal 2001 is primarily a result of a decrease in software license revenue while total products costs have remained fairly constant. The increase in operating margin in fiscal 2000 is primarily the result of economies associated with larger transactions, more sales representatives in the field with increased sales productivity, additional product offerings and increased market penetration of our distributed software products.

Cost of software license fees includes amortization of capitalized software, the cost of preparing and disseminating products to customers and the cost of author royalties. The increase in these costs is due primarily to an increase in amortization of capitalized software products, related to the Programart, CACI and Optimal acquisitions and, in fiscal 2001, to increased amortization of internally capitalized projects associated with EcoSYSTEMS, QALoad, UNIFACE, AbendAID, FileAID and XPEDITER, which were released for general availability during fiscal year 2001. In fiscal 2000, increases in author royalties were offset, in part, by decreased packaging and distribution costs. As a percentage of software license fees, cost of software license fees were 8.0%, 3.8% and 4.1% in fiscal 2001, 2000 and 1999, respectively.

Cost of maintenance consists of the cost of maintenance programmers and product support personnel and the computing, facilities and benefits costs allocated to such personnel. The increase in cost of maintenance was due to a higher average headcount during fiscal 2001 and fiscal 2000 compared to the prior fiscal years. The average headcount increase was primarily the result of the Programart acquisition, which occurred in September 1999. As a percentage of maintenance fees, these costs were 11.6%, 10.5% and 11.2% for fiscal years 2001, 2000 and 1999, respectively.

Software product development costs consist of the cost of programming personnel, the facilities, computing and benefits costs allocated to such personnel and the costs of preparing user and installation guides for the Company's software products, less the amount of software development costs capitalized during the fiscal year. The increase in these costs was primarily due to an increase in salaries and benefits, including severance costs, associated with a relocation of the software development lab for the EcoSYSTEMS product line during fiscal 2001 and an increase in software development staff related to the Programart and CACI acquisitions during fiscal 2000. Before the capitalization of internally developed software products, total research and development expenditures for fiscal 2001 increased $20.5 million, or 21.5%, to $116.1 million from $95.6 million in fiscal year 2000. In fiscal 2000, total research and development costs increased $18.8 million, or 24.5%, to $95.6 million from $76.8 million in fiscal 1999. The major development projects that achieved technological feasibility during fiscal 2001 included five new interactive analysis and debugging products, three new fault management products, eight new file and data management products, sixteen new automated testing products, eight new systems management products, four new application development products, two new application performance management products and sixteen new windows development tools.

Sales and marketing costs consist of the sales and marketing expenses associated with the Company's products business, which include costs of direct sales, sales support and marketing staff, the facilities and benefits costs allocated to such personnel and the costs of marketing and sales incentive programs. The decrease in sales and marketing costs from fiscal 2000 to fiscal 2001 was largely attributable to lower sales commissions associated with decreased product sales and to reduced advertising expenditures, offset, in part, by increased salary and benefits costs due, primarily, to a higher average headcount during fiscal year 2001 compared to the prior year. The increase in sales and marketing expenses from fiscal 1999 to fiscal 2000 was largely attributable to the expansion of the worldwide sales force, higher sales commissions associated with increased product sales, and increased allocations of costs of corporate systems, offset, in part, by decreased advertising expenditures. The direct sales and sales support staff decreased by 221 to 2,459 people at the end of fiscal 2001, as compared to 2,680 at the end of fiscal 2000 and 2,061 at the end of fiscal 1999.

Financial information for the Company's professional services segment is as follows (in thousands):


                                                                  YEAR ENDED MARCH 31,
                                                 -------------------------------------------------------
                                                        2001               2000             1999
                                                 ----------------- -------------------------------------

   Revenue                                       $     1,057,944   $       978,674   $       620,720
   Operating expenses                                  1,039,237           946,710           506,765
                                                 ----------------- -------------------------------------
   Professional services operating profit        $        18,707   $        31,964   $       113,955
                                                 ================= =====================================


Professional services revenue by geographic location is presented in the table below (in thousands):

                                                                 YEAR ENDED MARCH 31,
                                                 ------------------------------------------------------
                                                        2001               2000            1999
                                                 ----------------- ------------------------------------
   United States                                 $       963,508   $       903,146   $       548,255
   European subsidiaries                                  88,041            66,269            63,429
   Other international operations                          6,395             9,259             9,036
                                                 ----------------- ------------------------------------
   Total professional services revenue           $     1,057,944   $       978,674   $       620,720
                                                 ================= ====================================

The professional services segment generated operating margins of 1.8%, 3.3% and 18.4% during fiscal years 2001, 2000 and 1999, respectively. The decrease in professional services operating margin is primarily due to lower utilization and billing rates during the first two quarters of fiscal year 2001 and increased costs, primarily associated with the Data Processing Resources Corporation acquisition. During each quarter of fiscal year 2001, the professional services operating margin was a negative 2.5% and positive 0.4%, 4.6% and 4.7%, for the first, second, third and fourth quarters, respectively. The increase in the professional services operating margin during fiscal 2001 is attributable to increased utilization of professional billable staff coupled with significant decreases in cost of professional services due to reductions in staff, commissions and advertising, offset, in part, by increased use of subcontractors for special services. The decrease in professional services operating margin in fiscal 2000 is primarily attributable to billable staff off assignment, increased use of subcontractors for special services and increased allocations of costs of corporate systems. All reported professional services revenue and expenses include operating revenue and operating expenses associated with Data Processing Resources Corporation since the acquisition in August 1999.

Cost of professional services includes all costs of the Company's professional services business, including the personnel costs of the professional, management and administrative staff of the Company's services business and the facilities and benefits costs allocated to such personnel. The increase in these costs is due, primarily, to a higher average professional staff headcount during fiscal years 2001 and 2000, compared to the prior fiscal years, and to increased use of subcontractors for special services. The professional billable staff decreased

1,565 people to 8,041 people as of March 31, 2001 from 9,606 people at the end of fiscal 2000. This compares to an increase of 3,328 professional billable staff, primarily associated with the DPRC acquisition, to 9,606 in fiscal 2000 from 6,278 people at the end of fiscal 1999.

Administrative and general expenses increased 45.2% during fiscal 2001 compared to fiscal 2000. The increase in administrative and general expenses is primarily attributable to charges against investments in joint ventures and increased goodwill amortization expense, offset, in part, by decreases in legal costs, associated with fewer acquisitions, and decreases in outside consulting services. The increase in administrative and general expenses in fiscal 2000 of 15.4% relates primarily to increased goodwill amortization expense associated with the DPRC acquisition.

During fiscal year 2000, the Company recognized $17.9 million of expense for purchased research and development costs associated with the acquisition of in process research and development from Programart Corporation. During fiscal year 1999, the Company recognized $4.4 million of expense for purchased research and development costs associated with the acquisition of in process research and development from Centerline Software, Inc., Vireo Software, Inc. and Cardume Software Limited. Since the research and development in process had not reached technological feasibility, these amounts were expensed in accordance with Statement of Financial Accounting Standards No. 2.

Interest and investment income for fiscal 2001 was $30.7 million as compared to $34.9 million in fiscal 2000 and $30.2 million in fiscal 1999. Interest and investment income in fiscal 2000 includes a gain of approximately $10.9 million resulting from the sale of securities. Interest expense for fiscal 2001 was $31.3 million as compared to $24.5 million in fiscal 2000 and $0.8 million in fiscal 1999. This increase in interest expense is primarily attributable to interest expense associated with debt outstanding under the $900 million Senior Credit Facility discussed in the Liquidity and Capital Resources section below.

The Company's provision for income taxes was $73.0 million in fiscal 2001, which represents an effective tax rate of 38.0%. This compares to a tax provision of $209.8 million in fiscal 2000, which represents an effective tax rate of 37.3%, and an income tax provision of $180.2 million in fiscal 1999, which represents an effective tax rate of 34.0%. The fiscal 2001 and fiscal 2000 increases in the effective tax rate were due to nondeductible goodwill amortization associated with certain acquisitions and a shift of our state apportionment to states with higher corporate income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company had approximately $255.0 million in cash and investments, which is consistent with the level the Company has committed to maintain while utilizing the $900 million Senior Credit Facility. During fiscal 2001 and 2000, the Company generated $336.6 million and $165.4 million, respectively, in operating cash flow. The increased operating cash flow is generated, in part, from the collection of the current portion of prior years' installment sales as reflected in the decrease in total accounts receivable. During these periods, the Company had capital expenditures that included property and equipment, capitalized research and software development, and purchased software of $53.7 million and $50.6 million, respectively.

As of March 31, 2001 and 2000, the Company had $140.0 million and $450.0 million, respectively, in long-term debt representing borrowings under the $900 million Senior Credit Facility entered into in August 1999. Initial borrowings during fiscal year 2000 were used primarily to fund the acquisition of Data Processing Resources Corporation. In August 2001, the Senior Credit Facility will be reduced to a total of $800 million available. The Company does not anticipate any negative impact on its liquidity from this decrease. See Note 5 of Notes to Consolidated Financial Statements for a description of the terms of the Senior Credit Facility.

The Company acquired Nomex, Inc., a privately held provider of web design and development services located in Montreal, Canada, for $8.9 million on May 10, 2000. During July 2000, the Company acquired substantially all the assets and certain liabilities of Optimal Networks Corporation for $5.0 million. The Company continues to evaluate business acquisition opportunities that fit the Company's strategic plans.

The Company has begun construction on an office tower with a current estimated cost of $350 million within the City of Detroit. These cash outlays will have no impact on operating expenses until the building is occupied in the fall of 2002, at which point, the depreciation will result in an annual expense of approximately $11.7 million. This will be partially offset by the savings realized by the consolidation of offices. As of March 31, 2001 and 2000, funds expended were approximately $25.2 million and $2.2 million, respectively (See
Note 4 of Notes to Consolidated Financial Statements). Cash outlays over the next twelve months are expected to be approximately $150.0 million, with the funds coming from the Senior Credit Facility and cash flow from operations.



RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has adopted SFAS 133 effective April 1, 2001. The adoption of SFAS 133 will not have a significant impact on the financial position, results of operations, or cash flows of the Company.


FORWARD LOOKING STATEMENTS

The Company makes forward looking statements in this report within the meaning of the federal securities laws and may make forward looking statements on future filings with the Securities and Exchange Commission and in press releases and other communications. Forward looking statements are identified by the use of the words "believes," "expects," "anticipates," "will," "contemplates," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect the Company's operating results, including without limitation those discussed below. These factors, risks and uncertainties could cause the Company's actual results to differ materially from the results implied by these or any other forward looking statements made by, or on behalf of, the Company. There can be no assurance that future results will meet expectations.

- Our quarterly financial results vary and may be adversely affected by certain relatively fixed costs. Our product revenues vary from quarter to quarter. Net income may be disproportionately affected by a fluctuation in revenues because only a small portion of our expenses varies with revenues.
- Our success depends in part on our ability to develop product enhancements and new products which keep pace with continuing changes in technology and customer preferences.
- Approximately 22% of our revenue is derived from foreign sources. This exposes us to exchange rate risks on foreign currencies and to other international risks such as the need to comply with foreign and U.S. export laws, and the uncertainty of certain foreign economies.
- While we are expanding our focus on distributed software products, a majority of our revenue from software products is dependent on our customers' continued use of IBM and IBM-compatible mainframe products and on the acceptance of our pricing structure for software licenses, upgrades and maintenance. The pricing of our software licenses and maintenance is under constant pressure from customers and competitive vendors.
- We regard our software as proprietary and attempt to protect it with copyrights, trademarks, trade secret laws and restrictions on disclosure, copying and transferring title. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.
- Although we have not received any material claims that our products infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current and future products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation.
- We depend on key employees and technical personnel. The loss of certain key employees or our inability to attract and retain other qualified employees could have a material adverse effect on our business.
- Our operating margins may continue to decline. We do not compile margin analysis other than on a segment basis. However, we are aware that operating expenses associated with our distributed systems products are higher than those associated with our traditional mainframe products. Since we believe the best opportunities for revenue growth are in the distributed systems market, products operating margins could experience more pressure. In addition, operating margins in the professional services business are significantly impacted by small fluctuations in revenue since most costs are fixed during any short-term period.
- A general or regional slowdown in the world economy could cause customers to delay or forego decisions to license new products or upgrades to their existing environments and this could adversely affect our operating results.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. The Company believes that it takes the necessary steps to appropriately reduce the potential impact of interest rate and foreign exchange exposures on the Company's financial position and operating performance. The Company does not use derivative financial instruments or forward foreign exchange contracts for investment, speculative or trading purposes. Immediate changes in interest rates and foreign currency rates discussed in the following paragraphs are hypothetical rate scenarios used to calibrate risk and do not currently represent management's view of future market developments. A discussion of the Company's accounting policies for derivative instruments is included in the Notes to Consolidated Financial Statements.

INTEREST RATE RISK

The Company's exposure to market risk for changes in interest rates relate primarily to the Company's cash investments, revolving credit facility and installment receivables. Derivative financial instruments are not a part of the Company's investment strategy. The Company places its investments with high quality issuers and preserves its invested funds by limiting default and market risk. In addition, the Company has classified all its marketable debt securities and long term debt investments as "held to maturity" which does not expose the consolidated statement of income or balance sheet to fluctuations in interest rates.

The table below provides information about the Company's investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates (in thousands, except interest rates):

                                                                                               FAIR VALUE AT
                                                FY 2002        FY 2003          TOTAL         MARCH 31, 2001
                                            --------------------------------------------------------------------

Cash Equivalents                             $   53,340                      $   53,340       $    53,340
     Average Interest Rate                         4.51%                           4.51%
     Average Interest Rate (tax equivalent)        4.53%                           4.53%
Investments                                     185,176      $  16,488          201,664           202,497
     Average Interest Rate                         4.17%          4.30%            4.18%
     Average Interest Rate (tax equivalent)        6.35%          6.62%            6.37%



At March 31, 2001 the Company's outstanding variable rate debt was $140.0 million. Each 25 basis point increase or decrease in the level of interest rates would have $0.4 million effect on variable rate debt interest based on the balance of such debt at March 31, 2001. Information about the Company's long term debt is set forth in Note 5 of Notes to Consolidated Financial Statements.

The Company offers financing arrangements with installment payment terms in connection with its multi-year software sales (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Product Revenue"). Installment accounts are generally receivable over a three to five year period. As of March 31, 2001, non-current receivables amount to $356.4 million and are due approximately $199.4 million, $114.4 million, $32.8 million, $5.5 million and $4.3 million in each of the years ended March 31, 2003 through 2006 and thereafter, respectively. The fair value of non-current accounts receivable is estimated by discounting the future cash flows using the current rate at which the Company would finance a similar transaction. At March 31, 2001, the fair value of such receivables is approximately $349.2 million. Each 25 basis point increase in interest rates would have an associated $1.4 million negative impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2001. A change in interest rates will have no impact on cash flows or net income associated with non-current accounts receivable.

FOREIGN CURRENCY RISK

The Company has entered into forward foreign exchange contracts primarily to hedge amounts due from select subsidiaries denominated in foreign currencies (mainly in Europe and Asia/Pacific) against fluctuations in exchange rates. The Company's accounting policies for these contracts are based on the Company's designation of the contracts as hedging transactions. The criteria the Company uses for designating a contract as a hedge include the contract's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on forward foreign exchange contracts are recognized in income in the same period as gains and losses on the underlying transactions. If the underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related forward foreign exchange contract would be recognized in income in the same period. In addition, since the Company enters into forward contracts only as a hedge, any change in currency rates would not result in any material net gain or loss, as any gain or loss on the underlying foreign currency denominated balance would be offset by the gain or loss on the forward contract. The Company operates in certain countries in Latin America and Asia/Pacific where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies.

The table below provides information about the Company's foreign exchange forward contracts at March 31, 2001. The table presents the value of the contracts in U.S. dollars at the contract maturity date and the fair value of the contracts at March 31, 2001 (in thousands, except contract rates):

                          CONTRACT          MATURITY                          FORWARD               FAIR
                           DATE IN          DATE IN        CONTRACT         POSITION IN           VALUE AT
                            2001              2001           RATE          U.S. DOLLARS        MARCH 31, 2001
                      -------------------------------------------------------------------------------------------

Australian Dollar         March 31          April 30           2.03798          $    5,103            $    5,048
Canadian Dollar           March 31          April 30          1.574502               5,399                 5,380
Danish Krone              March 31          April 30           8.48825                 766                   764
Hong Kong Dollar          March 31          April 30             7.999               1,154                 1,154
Japanese Yen              March 31          April 30           124.395                 121                   119
Singapore Dollar          March 31          April 30            1.8026               3,606                 3,591
Swiss Franc               March 31          April 30           1.73063               5,778                 5,747
British Pound             March 31          April 30          0.702647               7,685                 7,668
Euro Dollar               March 31          April 30           1.13603              13,503                13,499


Approximately 22% of our revenue is derived from foreign sources. This exposes us to exchange rate risks on foreign currencies related to the fair value of foreign assets and liabilities, net income and cash flows.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Compuware Corporation:

We have audited the accompanying consolidated balance sheets of Compuware Corporation and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Compuware Corporation and its subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

Detroit, Michigan
May 2, 2001

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2001 AND 2000
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


ASSETS                                                              NOTES            2001                2000
                                                                  ----------      ----------          -----------
CURRENT ASSETS:
   Cash and cash equivalents                                                      $   53,340          $   30,480
   Investments                                                         3             185,176             157,030
   Accounts receivable, less allowance for doubtful
     accounts of $21,267 and $15,466                                                 705,546             728,629
   Deferred tax asset, net                                             9              32,011              24,346
   Income taxes refundable                                                            10,028              22,125
   Prepaid expenses and other current assets                                          17,635              25,248
                                                                                  ----------          ----------

                  Total current assets                                             1,003,736             987,858
                                                                                  ----------          ----------

INVESTMENTS                                                            3              16,488              78,944
                                                                                  ----------          ----------


PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                       4             125,800             114,409
                                                                                  ----------          ----------

CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION OF $137,530 AND $109,405                                              87,781              98,464
                                                                                  ----------          ----------

OTHER:
   Accounts receivable                                                               356,431             399,911
   Excess of cost of investment over fair value of net
     assets acquired, less accumulated amortization
     of $81,246 and $39,944                                            2             631,609             659,391
   Other assets                                                                       57,529              76,930
                                                                                  ----------          ----------

                  Total other assets                                               1,045,569           1,136,232
                                                                                  ----------          ----------

TOTAL ASSETS                                                                      $2,279,374          $2,415,907
                                                                                  ==========          ==========


LIABILITIES AND SHAREHOLDERS' EQUITY                                NOTES            2001                2000
                                                                  ----------      ----------          ----------
CURRENT LIABILITIES:
   Accounts payable                                                               $   39,846          $   67,173
   Accrued expenses                                                                  127,854             135,129
   Accrued bonuses and commissions                                                    50,093              64,153
   Deferred revenue                                                                  351,041             329,602
                                                                                  ----------          ----------

                  Total current liabilities                                          568,834             596,057


LONG TERM DEBT                                                         5             140,000             450,000


DEFERRED REVENUE                                                                     172,367             152,947


DEFERRED INCOME TAXES                                                  9              20,801              13,031
                                                                                  ----------          ----------

                  Total liabilities                                                  902,002           1,212,035
                                                                                  ----------          ----------


SHAREHOLDERS' EQUITY:
   Preferred stock, no par value -  authorized
     5,000,000 shares                                                  6
   Common stock, $.01 par value - authorized
     1,600,000,000 shares; issued and outstanding
     369,816,432 and 361,621,234 shares in 2001
     and 2000, respectively                                            7               3,698               3,616
   Additional paid-in capital                                          7             620,743             556,150
   Retained earnings                                                                 774,059             654,976
   Accumulated other comprehensive loss                                              (21,128)            (10,870)
                                                                                  ----------          ----------

                  Total shareholders' equity                                       1,377,372           1,203,872
                                                                                  ----------          ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $2,279,374          $2,415,907
                                                                                  ==========          ==========


See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2001, 2000 AND 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                  NOTES         2001                 2000                1999
                                                             -----------         -----------         -----------
REVENUES:
   Software license fees                                     $   495,572         $   819,247         $   683,354
   Maintenance fees                                              456,534             432,707             334,371
   Professional services fees                                  1,057,944             978,674             620,720
                                                             -----------         -----------         -----------

       Total revenues                                          2,010,050           2,230,628           1,638,445
                                                             -----------         -----------         -----------

OPERATING EXPENSES:
   Cost of software license fees                                  39,551              30,739              28,097
   Cost of maintenance                                            53,076              45,367              37,286
   Cost of professional services                               1,039,237             946,710             506,765
   Software product development                                  102,617              81,133              64,957
   Sales and marketing                                           451,719             467,060             418,019
   Administrative and general                                    131,218              90,386              78,333
   Purchased research and development              2                                  17,900               4,350
                                                             -----------         -----------         -----------

       Total operating expenses                                1,817,418           1,679,295           1,137,807
                                                             -----------         -----------         -----------

INCOME FROM OPERATIONS                                           192,632             551,333             500,638
                                                             -----------         -----------         -----------

OTHER INCOME (EXPENSE):
   Interest and investment income                                 30,692              34,927              30,175
   Interest expense                                              (31,255)            (24,484)               (772)
                                                             -----------         -----------         -----------
       Total other income (expense)                                 (563)             10,443              29,403
                                                             -----------         -----------         -----------

INCOME BEFORE INCOME TAXES                                       192,069             561,776             530,041


INCOME TAX PROVISION                               9              72,986             209,800             180,178
                                                             -----------         -----------         -----------

NET INCOME                                                   $   119,083         $   351,976         $   349,863
                                                             ===========         ===========         ===========

Basic earnings per share                           8         $      0.33         $      0.98         $      0.95
                                                             ===========         ===========         ===========

Diluted earnings per share                         8         $      0.32         $      0.91         $      0.87
                                                             ===========         ===========         ===========

 See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2001, 2000 AND 1999
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


                                                                                            Accumulated
                                                     Common Stock    Additional                Other       Total
                                              ----------------------   Paid-In    Retained Comprehensive Shareholders' Comprehensive
                                                 Shares      Amount    Capital    Earnings      Loss        Equity       Income
                                              ------------  -------  -----------  ---------  ---------   ----------     --------
BALANCE AT APRIL 1, 1998                       360,341,946  $ 3,603  $   280,867  $ 427,455  $  (3,629)  $  708,296
    Net income                                                                      349,863                 349,863     $349,863
    Foreign currency translation, net of tax                                                    (2,671)      (2,671)      (2,671)
                                                                                                                        --------
         Comprehensive income                                                                                           $347,192
                                                                                                                        ========
    MISI acquisition (Note 2)                    1,021,864       10       31,089                             31,099
    Issuance of common stock                     1,367,818       14       24,457                             24,471
    Purchase and retirement of common stock     (6,200,000)     (62)    (151,555)                          (151,617)
    Acquisition tax benefits                                               6,707                              6,707
    Exercise of employee stock options
       and related tax benefit (Note 12)        11,394,760      114      113,260                            113,374
                                              ------------  -------  -----------  ---------  ---------   ----------
BALANCE AT MARCH 31, 1999                      367,926,388    3,679      304,825    777,318     (6,300)   1,079,522
    Net income                                                                      351,976                 351,976     $351,976
    Foreign currency translation, net of tax                                                    (4,570)      (4,570)      (4,570)
                                                                                                                        --------
         Comprehensive income                                                                                           $347,406
                                                                                                                        ========
    Issuance of common stock                     1,325,761       13       33,764                             33,777
    Purchase and retirement of common stock    (15,335,259)    (153)     126,098   (474,318)               (348,373)
    Acquisition tax benefits                                               7,219                              7,219
    Exercise of employee stock options
       and related tax benefit (Note 12)         7,704,344       77       79,844                             79,921
    Other                                                                  4,400                              4,400
                                              ------------  -------  -----------  ---------  ---------   ----------
BALANCE AT MARCH 31, 2000                      361,621,234    3,616      556,150    654,976    (10,870)   1,203,872
    Net income                                                                      119,083                 119,083     $119,083
    Foreign currency translation, net of tax                                                   (10,258)     (10,258)     (10,258)
                                                                                                                        --------
         Comprehensive income                                                                                           $108,825
                                                                                                                        ========
    Issuance of common stock                     5,735,834       57       40,301                             40,358
    Acquisition tax benefits                                               7,454                              7,454
    Exercise of employee stock options
       and related tax benefit (Note 12)         2,459,364       25       16,838                             16,863
                                              ------------  -------  -----------  ---------  ---------   ----------
BALANCE AT MARCH 31, 2001                      369,816,432  $ 3,698  $   620,743  $ 774,059  $ (21,128)  $1,377,372
                                              ============  =======  ===========  =========  =========   ==========

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2001, 2000 AND 1999
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                   2001             2000             1999
                                                                                ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $ 119,083        $ 351,976        $ 349,863
   Adjustments to reconcile net income  to cash provided by
       operations:
       Purchased research and development                                                           17,900            4,350
       Depreciation and amortization                                              103,663           71,510           41,537
       Tax benefit from exercise of stock options                                  10,283           45,962           91,083
       Issuance of common stock to Employee Stock Ownership Trust                  10,685            6,496            4,558
       Acquisition tax benefits                                                     7,454            7,219            6,707
       Deferred income taxes                                                          105           (5,758)          (1,015)
       Gain on sale of marketable securities                                                       (10,918)
       Other                                                                       (4,080)             994              160
       Net change in assets and liabilities, net of effects from
             acquisitions:
           Accounts receivable                                                     67,799         (385,102)        (214,293)
           Prepaid expenses and other current assets                                8,298            2,962          (18,215)
           Other assets                                                            13,199          (27,716)         (21,759)
           Accounts payable and accrued expenses                                  (51,012)         (19,222)          99,522
           Deferred revenue                                                        39,034          137,954          107,014
           Income taxes                                                            12,084          (28,858)          29,744
                                                                                ---------        ---------        ---------
                  Net cash provided by operating activities                       336,595          165,399          479,256
                                                                                ---------        ---------        ---------

CASH USED IN INVESTING ACTIVITIES:
   Purchase of:
       Businesses                                                                 (17,576)        (700,266)         (12,629)
       Property and equipment                                                     (39,803)         (34,922)         (26,370)
       Capitalized software                                                       (13,881)         (15,698)         (12,173)
   Investments:
       Proceeds from maturity                                                     309,377          471,932          446,221
       Proceeds from sales of securities                                                            14,194
       Purchases                                                                 (278,105)        (230,554)        (774,350)
                                                                                ---------        ---------        ---------
                  Net cash used in investing activities                           (39,988)        (495,314)        (379,301)
                                                                                ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long term debt                                                    18,000          533,000
   Payment of long term debt                                                     (328,000)         (83,000)          (3,692)
   Net proceeds from sale of common stock                                          29,673           31,681           19,913
   Repurchase of common stock                                                                     (348,373)        (151,617)
   Net proceeds from exercise of stock options                                      6,580           33,959           22,291
                                                                                ---------        ---------        ---------
                  Net cash (used in) provided by financing activities            (273,747)         167,267         (113,105)
                                                                                ---------        ---------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               22,860         (162,648)         (13,150)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     30,480          193,128          206,278
                                                                                ---------        ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $  53,340        $  30,480        $ 193,128
                                                                                =========        =========        =========

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

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

Basis of Presentation - The consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries after elimination of all significant intercompany balances and transactions. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingencies at March 31, 2001 and 2000 and the results of operations for the years ended March 31, 2001, 2000 and 1999. While management has based their assumptions and estimates on the facts and circumstances known at March 31, 2001, final amounts may differ from estimates.

Revenue Recognition - Revenue from licensing of software products is recognized upon shipment of the products, provided that no significant obligations remain and collection of the related receivable is deemed probable. The portion of license fees associated with maintenance and enhancements is deferred and recognized ratably over the maintenance period. License revenue associated with certain transactions that include an option to exchange or select products in the future is deferred and recognized over the term of the deal. When the license portion is paid over a number of years, the license portion of the payment stream is discounted to its net present value. Interest income is recognized over the payment term. Product maintenance renewal fees are recognized as revenue ratably over the maintenance term. Professional services fees are recognized in the period the services are performed provided that collection of the related receivable is deemed probable.

Cash and Cash Equivalents - For the purpose of the statement of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents.

Investments consist of municipal obligations, tax-free and tax advantage auction rate securities. All are classified as held-to-maturity and carried at amortized cost. Those investments that mature within one year from the balance sheet date are classified as short-term. The amortization of bond premiums and discounts is included in interest and investment income.

Property and Equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.

Capitalized Software includes the costs of purchased and internally developed software products and is stated at the lower of unamortized cost or net realizable value. Net purchased software included in capitalized software at March 31, 2001 and 2000 is $48,353,000 and $60,029,000, respectively.
Capitalization of internally developed software products begins when technological feasibility of the product is established. Software product development includes all expenditures for research and development, net of amounts capitalized. Total software development costs incurred internally by the

Company were $116,147,000, $95,629,000 and $76,831,000 in fiscal 2001, 2000 and
1999, respectively, of which $13,530,000, $14,496,000 and $11,874,000, respectively, were capitalized.

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

Excess of Cost Over Fair Value of Net Assets Acquired ("goodwill") is being amortized over periods ranging from ten to twenty years using the straight-line method. The Company regularly evaluates the period of amortization to determine whether later events and circumstances warrant revised estimates of useful lives. Goodwill amortization expense was approximately $41,302,000, $25,252,000 and $4,857,000, for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. These amounts are included in "administrative and general" in the consolidated statements of income.

Fair Value of Financial Instruments - The carrying value of cash equivalents, current accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. At March 31, 2001, the fair value of long-term receivables is approximately $349,216,000 compared to the carrying amount of $356,431,000. At March 31, 2000, the fair value of long-term receivables was approximately $371,145,000 compared to the carrying amount of $399,911,000. The fair value of non-current accounts receivable is estimated by discounting the future cash flows using the current rate at which the Company would finance a similar transaction.

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

Foreign Currency Transactions and Derivatives - Gains and losses from foreign currency transactions are included in the determination of net income. To offset the risk of future currency fluctuations on receivables due from foreign subsidiaries, the Company enters into foreign exchange contracts to sell or buy currencies at specified rates on specific dates. Market value gains and losses on these contracts are recognized, offsetting foreign exchange gains or losses on foreign receivables. The Company does not use foreign exchange contracts to hedge anticipated transactions. The net foreign currency transaction loss was $2,487,000, $464,000 and $2,944,000 for the fiscal years ended March 31, 2001,
2000 and 1999, respectively. These amounts are included in "sales and marketing" in the consolidated statements of income.

At March 31, 2001, the Company had contracts maturing through April 2001 to sell $43,115,000 in foreign currencies. At March 31, 2000, the Company had contracts maturing through April 2000 to sell $39,286,000 in foreign currencies.

Earnings Per Share - Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding.

Business Segments - The Company's two principal operating segments are products and services. The Company provides software products and professional services to IT organizations that help information technology professionals efficiently develop, implement and support the applications that run their businesses.

Recently Issued Accounting Pronouncements - Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective April 1, 2001. The adoption of SFAS 133 will not have a significant impact on the financial position, results of operations, or cash flows of the Company.

2.  ACQUISITIONS

Fiscal 2001 Acquisitions:

In July 2000, the Company acquired substantially all the assets and certain liabilities of Optimal Networks Corporation (Optimal), a developer of e-business performance measurement tools, for $5,000,000 in cash and assumed liabilities. The acquisition has been accounted for as a purchase, and, accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $2,300,000 and is being amortized over a 10-year period on a straight-line basis.

In May 2000, the Company acquired Nomex, Inc. (Nomex), a privately-held provider of web design and development services located in Montreal, Canada, for approximately $8,900,000 in cash. The acquisition has been accounted for as a purchase, and, accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $8,200,000 and is being amortized over a 10-year period on a straight-line basis.

Fiscal 2000 Acquisitions:

During fiscal 2000, the Company completed the acquisition of certain professional services companies for a combined total of $522,500,000, the largest of which was Data Processing Resources Corporation for $499,500,000. The Company also completed four product-related acquisitions during the year for a combined total of $180,850,000, the largest of which was Programart Corporation for $126,100,000. All of the acquisitions were accounted for as purchases and, accordingly, assets and liabilities acquired have been recorded at fair value as of their respective acquisition dates. Of the total purchase price, $56,500,000 was capitalized as purchased software, $11,200,000 was allocated to other intangible assets and $17,900,000 was allocated to in-process research and development and expensed as of the purchase date. The aggregate amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $600,200,000 and is being amortized on a straight-line basis, over periods ranging from ten to twenty years.

The following pro forma unaudited consolidated results of operations assume the acquisitions occurred as of the beginning of each of the periods presented (in thousands, except per share amounts):


                                                      Year Ended
                                                       March 31,
                                             ------------------------------
                                                2000               1999
                                             ----------         -----------
           Revenues                          $2,394,482         $ 2,030,594
           Net Income                           341,508             327,171
           Diluted earnings per share              0.89                0.81


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

Fiscal 1999 Acquisitions:

During fiscal 1999, the Company completed the acquisition of a professional services firm and certain software products for an aggregate cost of approximately $40,350,000, including $31,100,000 in Compuware stock and $9,250,000 in cash and short-term notes payable. All of the acquisitions have been accounted for as purchases and, accordingly, assets and liabilities acquired have been recorded at fair value as of the date of acquisition. Of the total purchase price, $4,350,000 was allocated to in-process research and development and expensed as of the purchase date. The amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $31,888,000 and is being amortized over a fifteen-year period on a straight-line basis.

3.  INVESTMENTS

A summary of securities classified as held to maturity at March 31, 2001 and 2000 is set forth below (in thousands):


                                                        Gross           Gross
                                       Amortized      Unrealized      Unrealized       Fair
                                          Cost          Gains           Losses         Value
     March 31, 2001:                  ----------     -----------     -----------     ---------
     Municipal Obligations            $  160,899     $       831     $         8     $ 161,722
     Tax Advantage Auction
       Rate Securities                    16,000                                        16,000
     Tax Free Auction
       Rate Securities                    23,602                               2        23,600
     Zero Coupon Bonds                     1,163              12                         1,175
                                      ----------     -----------     -----------     ---------
     Securities Classified as
      Held to Maturity                $  201,664     $       843     $        10     $ 202,497
                                      ==========     ===========     ===========     =========

     March 31, 2000:
     Municipal Obligations            $  195,374     $         3     $       769     $ 194,608
     Tax Advantage Auction
       Rate Securities                    29,450                                        29,450
     Tax Free Auction
       Rate Securities                    11,150                                        11,150
                                      ----------     -----------     -----------     ---------
     Securities Classified as
      Held to Maturity                $  235,974     $         3     $       769     $ 235,208
                                      ==========     ===========     ===========     =========

Scheduled maturities of securities classified as held to maturity at March 31, 2001 were as follows (in thousands):


                                          Amortized       Fair
                                            Cost          Value
                                         ----------     ---------
            Due in:
                  2002                   $  185,176     $ 185,808
                  2003                       16,488        16,689
                                         ----------     ---------
            Total                        $  201,664     $ 202,497
                                         ----------     ---------

Marketable Securities - During fiscal 2000, the Company sold securities that had been classified as available-for-sale for approximately $14.2 million and realized a gain of approximately $10.9 million. There were no such transactions during fiscal 2001. The Company uses the specific identification method as a basis for determining cost and calculating realized gains.

4.  PROPERTY AND EQUIPMENT

Property and equipment, summarized by major classification, is as follows (in thousands):


                                                                   March 31,
                                                          ----------------------------
                                                              2001            2000
                                                          -------------  -------------
          Land                                            $       1,776  $       1,776
          Construction in progress                               25,166          2,223
          Buildings                                              28,780         28,784
          Leasehold improvements                                 24,226         23,794
          Furniture and fixtures                                 52,780         50,083
          Computer equipment and software                       101,105         93,940
                                                          -------------  -------------
                                                                233,833        200,600
          Less accumulated depreciation and
            amortization                                        108,033         86,191
                                                          -------------  -------------
          Total                                           $     125,800  $     114,409
                                                          =============  =============

On October 23, 2000, the Company entered into a Restated Development Agreement with the City of Detroit and the City of Detroit Downtown Development Authority to construct an office tower with retail and related amenities for a current estimated cost of $350 million. As of March 31, 2001 and 2000, approximately $25,166,000 and $2,223,000, respectively, was expended and included in construction in progress.

5.  LONG TERM DEBT

Senior Credit Facility - In August 1999, the Company entered into a $900 million unsecured Senior Credit Facility (credit facility) maturing in August 2003. Interest may be determined on a Eurodollar or base rate (as defined in the credit facility) basis at the Company's option. The Company currently pays a commitment fee of .3% per annum for any unused portion of the credit facility. During fiscal 2001, the maximum borrowings under the credit facility were $468 million; average borrowings were $333 million at a weighted average interest rate of 8.12%. The weighted average interest rate for fiscal 2000 was 7.25%. At March 31, 2001 and 2000, there was $140 million and $450 million, respectively, outstanding under this facility.

The total commitment under the credit facility will be permanently reduced on the second, third and fourth anniversaries of the closing date in the amounts of $100 million, $100 million and $700 million, respectively.

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

Cash paid for interest totaled approximately $28,627,000, $21,861,000 and $687,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

6.  PREFERRED STOCK PURCHASE RIGHTS

Under the Company's shareholder rights plan, each common shareholder receives one right to purchase one two-thousandth of a share of Series A Junior Participating Preferred Stock (a Right) for each share of common stock owned by the shareholder. Holders of the Rights are entitled to purchase for $40.00 one two-thousandth of one share of the Company's Series A Junior Participating Preferred Stock in certain limited circumstances involving acquisitions of, or offers for, 15 percent or more of the Company's common stock. After any such acquisition is completed, each Right entitles its holder to purchase for $40.00 an amount of common stock of the Company, or in certain circumstances securities of the acquirer, having a then current market value of two times the exercise price of the Right. In connection with the shareholder rights plan, the Company has designated 800,000 shares of its 5,000,000 shares of authorized but unissued Preferred Stock as "Series A Junior Participating Preferred Stock." Each one two-thousandth of each share of Series A Junior Participating Preferred Stock will generally be afforded economic rights similar to one share of the Company's common stock. The Rights are redeemable for a specified period at a price of $0.001 per Right and expire on November 9, 2010 unless extended or earlier redeemed by the Board of Directors.

7.  COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

On February 25, 1999 the Company's shareholders approved an increase in the Company's authorized shares of common stock from 400,000,000 to 1,600,000,000 shares to permit a two-for-one stock split which was previously approved by the Board of Directors. The stock split was effected by means of a 100% stock dividend as of March 1, 1999 to holders of record January 26, 1999.

All references throughout the consolidated financial statements to number of shares, per share amounts and stock option data reflect the stock split.

8.  EARNINGS PER COMMON SHARE

Earnings per common share ("EPS") data were computed as follows (in thousands, except for per share data):


                                                                          Year Ended March 31,
                                                              -------------------------------------------
                                                                  2001             2000           1999
                                                                  ----             ----           ----
      BASIC EPS:
      Numerator:  Net income                                  $     119,083  $     351,976   $    349,863
                                                              -------------  -------------   ------------
      Denominator:
        Weighted-average common shares outstanding                  365,192        358,560        366,734
                                                              -------------  -------------   ------------
      Basic EPS                                               $        0.33  $        0.98   $       0.95
                                                              =============  =============   ============


      DILUTED EPS:
      Numerator: Net income                                   $     119,083  $     351,976   $    349,863
                                                              -------------  -------------   ------------
      Denominator:
        Weighted-average common shares outstanding                  365,192        358,560        366,734
        Dilutive effect of stock options                              7,617         26,131         35,302
                                                              -------------  -------------   ------------
        Total shares                                                372,809        384,691        402,036
                                                              -------------  -------------   ------------
      Diluted EPS                                             $        0.32  $        0.91   $       0.87
                                                              =============  =============   ============

9.  INCOME TAXES

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows (in thousands):


                                                                            March 31,
                                                                   ----------------------------
                                                                      2001             2000
                                                                   -----------      -----------
            Deferred tax assets:
                Accrued vacation                                   $     3,494      $     4,915
                Deferred maintenance                                       374            4,582
                Purchased software                                      17,388           16,433
                Allowance for doubtful accounts                          5,743            4,636
                Net operating loss carryforwards                        29,670           31,964
                Other                                                   32,380           23,990
                                                                   -----------      -----------
                                                                        89,049           86,520
                Less valuation allowance                                 5,551            5,877
                                                                   -----------      -----------
                    Net deferred tax assets                             83,498           80,643
                Current portion                                         32,358           26,676
                                                                   -----------      -----------
                Long term portion                                  $    51,140      $    53,967
                                                                   ===========      ===========

            Deferred tax liabilities:
                Amortization                                       $     4,109            1,088
                Capitalized research and development costs              13,800           10,278
                Depreciation                                             5,059            3,891
                Other                                                   49,320           54,071
                                                                   -----------      -----------
                    Total deferred tax liabilities                      72,288           69,328
                Current portion                                            347            2,330
                                                                   -----------      -----------
                Long term portion                                  $    71,941      $    66,998
                                                                   ===========      ===========

The income tax provision (benefit) includes the following (in thousands):


                                                                          Year Ended March 31,
                                                             ----------------------------------------------
                                                                 2001             2000            1999
                                                             ------------     ------------    -------------
              Current:
                  Federal                                    $     50,711     $    181,664    $     160,192
                  Foreign                                          16,370            9,268            6,210
                  State                                             5,800           24,626           14,790
                                                             ------------     ------------    -------------
              Total current tax provision                          72,881          215,558          181,192
                                                             ------------     ------------    -------------
              Deferred:
                  Federal                                          (3,297)          (4,120)          (4,131)
                  Foreign                                           3,402           (1,638)           3,117
                                                             ------------     ------------    -------------
              Total deferred tax expense (benefit)                    105           (5,758)          (1,014)
                                                             ------------     ------------    -------------
              Total income tax provision                     $     72,986     $    209,800    $     180,178
                                                             ============     ============    =============

The Company's income tax expense differed from the amount computed on pre-tax income at the U.S. federal income tax rate of 35% for the following reasons (in thousands):


                                                                         Year Ended March 31,
                                                             -------------------------------------------
                                                                 2001           2000            1999
                                                             ------------   ------------    ------------
              Federal income tax at statutory rates          $     67,224   $    196,622    $    185,514
              Increase (decrease) in taxes:
                 Foreign Sales Corporation subsidiary              (8,024)        (9,537)         (8,643)
                 State income taxes, net                            3,770         16,007           9,613
                 Goodwill amortization                              8,831          5,291           1,145
                 Other, net                                         1,185          1,417          (7,451)
                                                             ------------   ------------    ------------
              Provision for income taxes                     $     72,986   $    209,800    $    180,178
                                                             ============   ============    ============

At March 31, 2001 the Company has net operating loss carryforwards for income tax purposes of approximately $98,275,000 which expire as follows (in thousands):


                          Year ending March 31:
                                  2002                     $   2,834
                                  2003                         6,360
                                  2004                         5,524
                                  2005                         5,867
                                  2006                         6,018
                                  2008                           999
                                  2009                           410
                                  2010                         2,544
                                  2011                         4,006
                         Unlimited carryforward               63,713

Of this amount, approximately $1,520,000 is available to offset U.S. federal income taxes and approximately $96,755,000 relates to various foreign jurisdictions. In addition, approximately $921,000 of tax credits expiring through the year 2002 are available to offset future U.S. federal income tax liabilities.

Cash paid for income taxes totaled approximately $41,538,000, $136,838,000 and $28,332,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

10. SEGMENT INFORMATION

Compuware operates in two business segments in the software industry: products and services. The Company provides software products and professional services to IT organizations that help IT professionals efficiently develop, implement and support the applications that run their businesses.

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

The Company evaluates the performance of its segments based primarily on operating profit before corporate expenses and purchased research and development expense. The allocation of income taxes is not evaluated at the segment level.

No single customer provides more than 10% of the Company's revenue.

Financial information for the Company's business segments is as follows (in thousands):


                                                                                       Year Ended March 31,
                                                                         ----------------------------------------------
                                                                              2001             2000            1999
                                                                         --------------   --------------  -------------
      Revenue:
          Products:
             Mainframe                                                   $      762,778   $    1,031,273  $     830,256
             Distributed systems                                                189,328          220,681        187,469
                                                                         --------------   --------------  -------------
                   Total products revenue                                       952,106        1,251,954      1,017,725
          Services                                                            1,057,944          978,674        620,720
                                                                         --------------   --------------  -------------
      Total revenues                                                     $    2,010,050   $    2,230,628  $   1,638,445
                                                                         ==============   ==============  =============

      Operating Expenses:
          Products                                                       $      646,963   $      624,299  $     548,359
          Services                                                            1,039,237          946,710        506,765
          Corporate staff                                                        89,916           65,134         73,476
          Goodwill amortization                                                  41,302           25,252          4,857
                                                                         --------------   --------------  -------------
      Total operating expenses                                           $    1,817,418   $    1,661,395  $   1,133,457
                                                                         ==============   ==============  =============

      Income from operations, before other income
      (expense) and purchased research and development
      charges:
          Products                                                       $      305,143   $      627,655  $     469,366
          Services                                                               18,707           31,964        113,955
          Corporate staff                                                       (89,916)         (65,134)       (73,476)
          Goodwill amortization                                                 (41,302)         (25,252)        (4,857)
                                                                         --------------   --------------  -------------
      Income from operations, before other income
      (expense) and purchased research and development
      charges:                                                                  192,632          569,233        504,988
          Purchased research and development charges                                             (17,900)        (4,350)
          Other income (expense)                                                   (563)          10,443         29,403
                                                                         --------------   --------------  -------------
      Income before income taxes                                         $      192,069   $      561,776  $     530,041
                                                                         ==============   ==============  =============

Financial information regarding geographic operations are presented in the table below (in thousands):


                                                                 Year Ended March 31,
                                                    -----------------------------------------
                                                         2001          2000           1999
                                                    ------------   ------------  ------------
      Revenue:
          United States                             $  1,560,798   $  1,736,511  $  1,202,266
          Europe                                         323,882        351,427       316,393
          Other international operations                 125,370        142,690       119,786
                                                    ------------   ------------  ------------
      Total revenue                                 $  2,010,050   $  2,230,628  $  1,638,445
                                                    ============   ============  ============

The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly such information is not provided. Less than ten percent of the Company's long lived assets, other than financial instruments, are located outside of the United States.

11. COMMITMENTS AND CONTINGENCIES

Leases - The Company leases building and office space and computer, office and transportation equipment under various operating lease agreements extending through fiscal 2011. Certain of these leases contain provisions for renewal options and escalation clauses. The following is a schedule of future minimum rental payments for the next five years (in thousands):


                              Year ending March 31:
                                      2002                $      42,643
                                      2003                       37,000
                                      2004                       29,294
                                      2005                       19,780
                                      2006                       13,545
                                   Thereafter                    26,782
                                                          -------------
                                      Total               $     169,044
                                                          =============

Lease expense for the years ended March 31, 2001, 2000 and 1999 under all operating leases amounted to approximately $39,652,000, $34,180,000 and $27,720,000, respectively.

12. BENEFIT PLANS

Employee Stock Ownership Plan - In July 1986, the Company established an Employee Stock Ownership Plan (ESOP) and Trust. Under the terms of the ESOP, the Company makes annual contributions to the Plan for the benefit of substantially all employees of the Company. The contribution may be in the form of cash or common shares of the Company. The Board of Directors may authorize contributions between a maximum of 25% of eligible compensation and a minimum sufficient to cover current obligations of the Plan. The Company made contributions of $10,685,000, $6,497,000 and $4,558,000 in fiscal 2001, 2000 and 1999, respectively. This is a non-leveraged ESOP plan.

Employee Stock Purchase Plan - During fiscal 1996, the Company adopted and the shareholders approved the global Employee Stock Purchase Plan (GESPP) under which the Company was authorized to issue up to eight million shares of common stock to eligible employees. The Company's initial offering periods were (i) October 1, 1995 through June 30, 1996 and (ii) July 1, 1996 through December 31, 1996. Thereafter, offering periods have commenced on January 1st and July 1st each year. The final offering period commenced on January 1, 2001 and ended in March 2001 at which time all shares authorized under the plan were sold. Under the terms of the plan, employees could elect to have up to ten percent of their annual earnings withheld to purchase Company stock, with a value not to exceed $25,000. The purchase price was 85 percent of the first or last day's closing market price for each offering period, whichever was lower. During fiscal 2001, 2000 and 1999, the Company sold approximately 4,515,000, 1,009,000 and 1,177,000 shares, respectively, to eligible employees under the plan.

Employee Stock Option Plans - The Company adopted five Employee Stock Option Plans dating back to 1992. These plans provide for grants of options to purchase up to 91,000,000 shares of the Company's common stock to employees of the Company, of which approximately 43,157,000 were outstanding at March 31, 2001. Under the terms of the plans, the Company may grant nonqualified options at the fair market value of the stock on the date of grant. During fiscal 2001, the Company granted approximately 9,855,000 options under the five different Employee Stock Option Plans.

In March 2001, the Company adopted the 2001 Broad Based Stock Option Plan. The plan provides for grants of options to purchase up to 50,000,000 shares of the Company's common stock to employees or directors of the Company, of which approximately 1,461,000 were outstanding at March 31, 2001. Under the terms of the plan, the Company may grant nonqualified stock options at the fair market value of the stock on the date of grant. In April 2001, the Company granted approximately 22,000,000 shares under the broad based stock option plan.

Non-Employee Director Stock Option Plan - In July 1992, the Company adopted the Stock Option Plan for Non-Employee Directors. Under this plan, 2,400,000 shares of common stock are reserved for issuance to non-employee directors of the Company who have not been employees of the Company, any subsidiary of the Company or any entity which controls more than 10% of the total combined voting power of the Company's capital stock for at least one year prior to becoming director. During fiscal 2001, approximately 166,000 options were granted under the Non-Employee Director Stock Option Plan. Approximately 1,512,000 options were outstanding at March 31, 2001.

Each non-employee director receives an annual grant of 20,000 options with additional grants for board and committee meeting attendance. In addition, each non-employee director may receive an additional grant of 10,000 or 20,000 options if pre-established earnings targets are achieved by the Company. Non-employee directors are granted stock options out of the Non-Employee Director Stock Option Plan or the 1999 Employee Stock Option Plan.

Options generally vest in cumulative annual or semi-annual installments over a three to five year period. All options were granted at fair market value and expire ten years from the date of grant.

At March 31, 2001, approximately 142,000 options were outstanding under plans that were terminated by the Company, of which approximately 128,000 are fully vested. All outstanding options under the terminated plans remain in effect in accordance with the terms under which they were granted.

During fiscal 1999, the Company implemented a Replacement Stock Option Award program. The program allows selected participants to pay the option exercise price with shares of currently owned Company stock. The Company grants a new stock option award to replace the shares exchanged in the transaction. During fiscal 2001, approximately 2,902,000 shares were exercised under the Replacement Stock Option Award program for which approximately 1,973,000 replacement options were granted.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Stock options are granted at current market prices at the date of grant, therefore, no compensation cost has been recognized.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for fiscal 2001, 2000 and 1999 consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", Compuware's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:


                                                                  Year Ended March 31,
                                                      --------------------------------------------
                                                          2001            2000            1999
                                                      ------------     -----------     -----------
          Net Income:
            As reported                               $    119,083     $   351,976     $   349,863
            Pro forma                                       62,154         286,403         297,490

          Earnings per Share:
            As reported:
               Basic earnings per share                       0.33            0.98            0.95
               Diluted earnings per share                     0.32            0.91            0.87
            Pro forma:
               Basic earnings per share                       0.17            0.80            0.81
               Diluted earnings per share                     0.17            0.75            0.74

The pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 2001, 2000 and 1999, respectively: expected volatility of 95.55, 85.85 and 66.88 percent; risk-free interest rates of 4.6, 6.4 and 5.3 percent; and expected lives at date of grant of 5.0, 4.8 and 4.9 years. Dividend yields were not a factor as the Company has never issued cash dividends and has no plans to do so in the future.

Under SFAS No. 123, the fair value of the employees' stock purchase rights acquired by participation in the GESPP were estimated using the Black-Scholes model with assumptions comparable to the stock option plans above. The weighted-average fair value of the purchase rights granted in fiscal 2001, 2000 and 1999 were $3.12, $12.00 and $6.48, respectively.

A summary of the status of fixed stock option grants under Compuware's stock-based compensation plans as of March 31, 2001, 2000 and 1999, and changes during the years ending on those dates is as follows (shares in thousands):


                                          2001                            2000                             1999
                               -------------------------      --------------------------       -------------------------
                                Shares                         Shares                           Shares
                                 Under     Weighted-Avg.        Under      Weighted-Avg.         Under     Weighted-Avg.
                                Option    Exercise Price       Option     Exercise Price        Option    Exercise Price
                               --------   --------------      --------    --------------       --------   --------------
     Outstanding at
       beginning of year         44,965     $   13.93           48,801      $   11.21            52,102     $    6.13
     Granted                     11,482          9.80            8,392          20.90            12,183         25.33
     Exercised                   (2,459)         5.52           (7,704)          4.77           (11,395)         2.41
     Exchanged                   (1,973)        11.43           (1,703)         22.58            (1,069)        28.07
     Forfeited                   (5,743)        15.45           (2,821)         17.20            (3,020)        11.47
                               --------                       --------                         --------
     Outstanding at
       year end                  46,272     $   13.53           44,965      $   13.93            48,801     $   11.21
                               ========                       ========                         ========

     Options exercisable
       at year end               20,140     $    9.77           14,769      $    8.79            12,655     $    5.71
                               ========                       ========                         ========

     Weighted-average
       fair value of options
       granted during the
       year                    $   7.30                       $  15.52                         $  15.40
                               ========                       ========                         ========

The following table summarizes information about fixed stock options outstanding at March 31, 2001 (shares in thousands):


                                     --------------------------------------------      ---------------------------
                                                  Options Outstanding                      Options Exercisable
                                     --------------------------------------------      ---------------------------
                                      Shares                                             Shares
                                      Under      Weighted-Avg.     Weighted-Avg.         Under      Weighted-Avg.
                                      Option    Remaining Life     Exercise Price        Option     Exercise Price
                                     -------    --------------     --------------      --------     --------------
     Range of  Exercise Prices
           $0.01 TO $10.00            23,209         6.46            $   6.82            12,957       $   5.26
            10.01 TO 20.00            11,808         6.88               15.52             4,914          14.35
            20.01 TO 30.00            10,128         6.45               24.54             2,050          24.77
            30.01 TO 42.00             1,127         7.45               31.98               219          33.85
                                     -------                                            -------
                                      46,272         6.59               13.53            20,140           9.77
                                     =======                                            =======


The maximum number of shares for which additional options may be granted was 55,672,142 at March 31, 2001, 9,437,993 at March 31, 2000 and 13,306,421 at
March 31, 1999. At March 31, 2001, a total of 101,944,135 shares of the Company's common stock are reserved for issuance under all option plans. Income tax benefits associated with the exercise of stock options are reflected as adjustments to additional paid-in capital.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended March 31, 2001 and 2000 is as follows (in thousands, except for per share data):


                                               First           Second           Third          Fourth
                                              Quarter          Quarter         Quarter         Quarter         Year
                                           -------------    -------------   -------------   -------------   ----------
    Fiscal 2001:
      Revenues                             $     513,874    $     486,323   $     495,356   $     514,497   $2,010,050
      Operating income                            40,932           21,890          57,450          72,360      192,632
      Pre-tax income                              38,116           20,792          58,000          75,161      192,069
      Net income                                  23,632           12,891          35,960          46,600      119,083
      Basic earnings per share                      0.07             0.04            0.10            0.13         0.33
      Diluted earnings per share                    0.06             0.03            0.10            0.12         0.32



    Fiscal 2000:
      Revenues                             $     443,051    $     568,149   $     637,368   $     582,060   $2,230,628
      Operating income                           135,915          146,878         190,615          77,925      551,333
      Pre-tax income                             141,761          147,559         197,646          74,810      561,776
      Net income                                  90,727           91,782         122,936          46,531      351,976
      Basic earnings per share                      0.25             0.26            0.34            0.13         0.98
      Diluted earnings per share                    0.24             0.24            0.32            0.12         0.91


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is contained in the Proxy Statement under the captions "Election of Directors" and "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

     The information required by this Item is contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors" (excluding the Compensation Committee Report on Executive Compensation and the Performance Graph) and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is contained in the Proxy Statement under the caption "Security Ownership of Management and Major Shareholders" and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is contained in the Proxy Statement under the caption "Other Matters -- Related Party Transactions" and is incorporated herein by reference.

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (A) DOCUMENTS FILED AS PART OF THIS REPORT.

      1. CONSOLIDATED FINANCIAL STATEMENTS

              The following consolidated financial statements of the Company and its subsidiaries are filed herewith:


                                                                         Page
                                                                         ----
         Independent Auditors' Report                                      25

         Consolidated Balance Sheets as of March 31, 2001 and 2000         26

         Consolidated Statements of Income for each of the years
         ended March 31, 2001, 2000 and 1999                               27

         Consolidated Statements of Shareholders' Equity for each of
         the years ended March 31, 2001, 2000 and 1999                     28

         Consolidated Statements of Cash Flows for each of the years
         ended March 31, 2001, 2000 and 1999                               29

         Notes to Consolidated Financial Statements                        30-44

     2.  FINANCIAL STATEMENT SCHEDULE INCLUDED IN PART IV OF THIS FORM:

         Independent Auditors' Report                                      50

         Schedule II - Valuation and Qualifying Accounts and Reserves      51

              All other financial statement schedules not listed above are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

     3. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index attached to this report. The Exhibit Index is incorporated herein by reference.

     (b) Reports on Form 8-K
              The Company filed no reports on Form 8-K during the quarter ended
              March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington Hills, State of Michigan on June 25, 2001.

                                            COMPUWARE CORPORATION

                                            By:   /S/ PETER KARMANOS, JR.
                                                 -------------------------------
                                                 Peter Karmanos, Jr.
                                                 Chairman of the Board, Chief
                                                 Executive Officer
                                                 (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                  Signature                                   Title                                       Date
                  ---------                                   -----                                       ----
       /S/  PETER KARMANOS, JR.
       ---------------------------------  Chairman of the Board, Chief Executive Officer             June 25, 2001
             Peter Karmanos, Jr.          and Director (Principal Executive Officer)

       /S/  THOMAS THEWES
       ---------------------------------  Vice Chairman of the Board and Director                    June 25, 2001
                Thomas Thewes

       /S/  JOSEPH A. NATHAN
       ---------------------------------  President, Chief Operating Officer and Director            June 25, 2001
               Joseph A. Nathan

       /S/  LAURA L. FOURNIER
       ---------------------------------  Senior Vice President, Chief Financial Officer             June 25, 2001
              Laura L. Fournier           and Treasurer (Chief Financial and Accounting Officer)

       /S/  ELIZABETH A. CHAPPELL
       ---------------------------------  Director                                                   June 25, 2001
            Elizabeth A. Chappell

       /S/  ELAINE K. DIDIER
       ---------------------------------  Director                                                   June 25, 2001
               Elaine K. Didier

       /S/  BERNARD M. GOLDSMITH
       ---------------------------------  Director                                                   June 25, 2001
             Bernard M. Goldsmith

       /S/  WILLIAM O. GRABE
       ---------------------------------  Director                                                   June 25, 2001
               William O. Grabe

       /S/  WILLIAM R. HALLING
       ---------------------------------  Director                                                   June 25, 2001
              William R. Halling

       /S/  W. JAMES PROWSE
       ---------------------------------  Director                                                   June 25, 2001
               W. James Prowse

       /S/  G. SCOTT ROMNEY
       ---------------------------------  Director                                                   June 25, 2001
               G. Scott Romney

       /S/  LOWELL WEICKER, JR.
       ---------------------------------  Director                                                   June 25, 2001
            Lowell Weicker, Jr.

                                    EXHIBITS

     The following exhibits are filed herewith or incorporated by reference. Each management contract or compensatory plan or arrangement filed as an exhibit to this report is identified below with an asterisk before the exhibit number. The Company's SEC file number is 0-20900.

     Exhibit
     Number       Description of Document
     ------       -----------------------

    3(i).1        Restated Articles of Incorporation of Compuware Corporation,
                  as amended, as of October 25, 2000.
    3(i).4        Amended and Restated Bylaws of Compuware Corporation, as of
                  July 2000.
       4.0        Rights Agreement dated as of October 25, 2000 between
                  Compuware Corporation and Equiserve Trust Company, N.A., as
                  Rights Agent. (8)
     *10.4        1992 Stock Option Plan. (1)
      10.24       Promotion Agreement, dated September 8, 1992, between
                  Compuware Sports Corporation and the Company. (1)
     *10.35       Fiscal 1993 Stock Option Plan. (1)
     *10.36       Stock Option Plan for Non-Employee Directors. (1)
     *10.37       Fiscal 1998 Stock Option Plan (3)
     *10.51       Fiscal 1996 Stock Option Plan (7)
      10.52       Advertising Agreement, dated December 1, 1996, between Arena
                  Management Company and the Company (7)
     *10.83       Fiscal 1999 Stock Option Plan (9)
      10.84       Agreement and Plan of Merger, dated June 23, 1999, among the
                  Company, DPRC and COMP Acquisition Co. (5)
     *10.85       2001 Broad Based Stock Option Plan (6)
     *10.86       First Amendment to 1992 Stock Option Plan (2)
     *10.87       First Amendment to 1993 Stock Option Plan (2)
     *10.88       First Amendment to 1996 Stock Option Plan (2)
     *10.89       First Amendment to Stock Option Plan For Non-Employee
                  Directors (4)
      21.1        Subsidiaries of the Registrant
      23.1        Independent Auditors' Consent
      99.(B)(2)   Credit Agreement, dated as of August 3, 1999, between
                  Compuware Corporation, Various Lenders, Comerica Bank, as
                  Administrative Agent and Co-Arranger, and Morgan Stanley
                  Senior Funding, Inc., as Lead Arranger, Syndication Agent and
                  Book Manager (10)

                  ---------------------------

                  (1) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-53652).
                  (2)    Incorporated by reference to exhibits 12.0, 12.1 and
                         12.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
                  (3) Incorporated by reference to exhibit 4.1 to the Registration Statement on Form S-8 (Registration Statement No. 333-37873).
                  (4) Incorporated by reference to exhibit 12.3 to the 1998 Annual Report on Form 10-K.
                  (5) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.
                  (6) Incorporated by reference to exhibit 4.10 to the Registration Statement on Form S-8 (Registration Statement No. 333-57984).
                  (7)    Incorporated by reference to the corresponding exhibit
                         to the fiscal 2000 Annual Report on Form 10-K.
                  (8)    Incorporated by reference to Exhibit 1 to the Company's
                         Registration Statement on Form 8-A filed with the
                         Securities and Exchange Commission on October 26, 2000.

                  (9) Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.
                  (10) Incorporated by reference to Exhibit 99.(B)(2) to the Company's Amendment No. 3 (Final Amendment) to Schedule 14D-1

INDEPENDENT AUDITORS' REPORT


TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF COMPUWARE CORPORATION:

We have audited the consolidated financial statements of Compuware Corporation and subsidiaries as of March 31, 2001 and 2000 and for each of the three years in the period ended March 31, 2001, and have issued our report thereon dated May 2, 2001; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Compuware Corporation and subsidiaries, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Detroit, Michigan
May 2, 2001

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)


                COLUMN A                     COLUMN B                    COLUMN C                   COLUMN D         COLUMN E
----------------------------------------- --------------   --------------------------------- -------------------   ------------
                                                                        ADDITIONS
                                                           ---------------------------------
                                                                                   CHARGED
                                            BALANCE AT           CHARGED          TO OTHER             (1)           BALANCE AT
                                            BEGINNING           TO COSTS         ACCOUNTS--        DEDUCTIONS--        END OF
              DESCRIPTION                   OF PERIOD         AND EXPENSES        DESCRIBE           DESCRIBE          PERIOD
              -----------                 --------------   --------------------------------- -------------------   ------------
Allowance for doubtful accounts:
       Year ended March 31, 2001          $       15,466           10,432                                4,631           21,267
       Year ended March 31, 2000                  12,152            7,692                                4,378           15,466
       Year ended March 31, 1999                   8,812            6,396                                3,056           12,152


-----------------------------------------
(1) Write-off of uncollectible accounts, product maintenance cancellations and service cost overruns.

                               INDEX TO EXHIBITS

EXHIBIT NO.              DESCRIPTION

 3(i).1 Restated Articles of Incorporation of Compuware Corporation, as amended, as of October 25, 2000.

 3(i).4 Amended and Restated Bylaws of Compuware Corporation, as of July 2000.

  21.1                   Subsidiaries of the Registrant

  23.1                   Independent Auditors' Consent