Form 10-Q
period 2001-06-30
COMPUWARE CORPORATION
filed 2001-08-14
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                        --------      --------


COMMISSION FILE NUMBER 0-20900



                              COMPUWARE CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

                  MICHIGAN                                        38-2007430
      (State or other jurisdiction of                           (IRS Employer
      incorporation or organization)                         Identification No.)


       31440  NORTHWESTERN HIGHWAY
           FARMINGTON HILLS, MI                                   48334-2564
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number including area code:  (248) 737-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ----    ----

As of August 7, 2001, there were outstanding 371,194,275 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 18 pages

PART I.       FINANCIAL INFORMATION                                                                  Page
              ---------------------                                                                  ----
Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of
              June 30, 2001 and March 31, 2001                                                         3

              Condensed Consolidated Statements of Operations
              for the three months ended June 30, 2001 and 2000                                        4

              Condensed Consolidated Statements of Cash Flows
              for the three months ended June 30, 2001 and 2000                                        5

              Notes to Condensed Consolidated Financial
              Statements                                                                               6

              Independent Accountants' Report                                                          9

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                           10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                              15



PART II.      OTHER INFORMATION
              -----------------

Item 6.       Exhibits and Reports on Form 8-K                                                        16

SIGNATURES                                                                                            17
----------

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     JUNE 30,             MARCH 31,
                                  ASSETS                                               2001                 2001
                                  ------                                          ----------------     ----------------
                                                                                    (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                      $        55,942      $        53,340
   Investments                                                                            171,053              185,176
   Accounts receivable, net                                                               644,042              705,546
   Deferred tax asset                                                                      30,348               32,011
   Income taxes refundable                                                                 20,150               10,028
   Prepaid expenses and other current assets                                               17,771               17,635
                                                                                  ----------------     ----------------
       Total current assets                                                               939,306            1,003,736
                                                                                  ----------------     ----------------
INVESTMENTS                                                                                10,486               16,488
                                                                                  ----------------     ----------------
PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                                          133,561              125,800
                                                                                  ----------------     ----------------
CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION                                                                            83,927               87,781
                                                                                  ----------------     ----------------
OTHER:
   Accounts receivable                                                                    368,612              356,431
   Excess of cost over fair value of net assets acquired,
       less accumulated amortization                                                      622,186              631,609
   Other                                                                                   54,674               57,529
                                                                                  ----------------     ----------------
       Total other assets                                                               1,045,472            1,045,569
                                                                                  ----------------     ----------------
TOTAL ASSETS                                                                      $     2,212,752      $     2,279,374
                                                                                  ================     ================

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                               $        32,798      $        39,846
   Accrued expenses                                                                       137,030              177,947
   Deferred revenue                                                                       363,503              351,041
                                                                                  ----------------     ----------------
       Total current liabilities                                                          533,331              568,834

LONG TERM DEBT                                                                             52,000              140,000

DEFERRED REVENUE                                                                          189,431              172,367

DEFERRED INCOME TAXES                                                                      18,879               20,801
                                                                                  ----------------     ----------------
       Total liabilities                                                                  793,641              902,002
                                                                                  ----------------     ----------------
SHAREHOLDERS' EQUITY:
   Common stock                                                                             3,707                3,698
   Additional paid-in capital                                                             626,963              620,743
   Retained earnings                                                                      808,415              774,059
   Accumulated other comprehensive loss                                                   (19,974)             (21,128)
                                                                                  ----------------     ----------------
       Total shareholders' equity                                                       1,419,111            1,377,372
                                                                                  ----------------     ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $     2,212,752      $     2,279,374
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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                                     THREE MONTHS ENDED
                                                                                          JUNE 30,
                                                                             ------------------------------------
                                                                                   2001               2000
                                                                             -----------------   ----------------
REVENUES:
   Software license fees                                                     $       95,585      $     130,704
   Maintenance fees                                                                 110,827            116,090
   Professional services fees                                                       240,336            267,080
                                                                             -----------------   ----------------
       Total revenues                                                               446,748            513,874
                                                                             -----------------   ----------------
OPERATING EXPENSES:
   Cost of software license fees                                                      9,177             10,513
   Cost of maintenance                                                               10,415             13,091
   Cost of professional services                                                    228,863            273,807
   Software product development                                                      24,149             24,606
   Sales and marketing                                                               95,555            116,205
   Administrative and general                                                        27,563             34,720
                                                                             -----------------   ----------------
       Total operating expenses                                                     395,722            472,942
                                                                             -----------------   ----------------
INCOME FROM OPERATIONS                                                               51,026             40,932
                                                                             -----------------   ----------------
OTHER INCOME (EXPENSE):
   Interest and investment income                                                     6,924              6,586
   Interest expense                                                                  (2,537)            (9,402)
                                                                             -----------------   ----------------
       Total other income (expense)                                                   4,387             (2,816)
                                                                             -----------------   ----------------
INCOME BEFORE INCOME TAXES                                                           55,413             38,116

INCOME TAX PROVISION                                                                 21,057             14,484
                                                                             -----------------   ----------------
NET INCOME                                                                   $       34,356      $      23,632
                                                                             =================   ================

Basic earnings per share                                                     $         0.09      $        0.07
                                                                             =================   ================

Diluted earnings per share                                                   $         0.09      $        0.06
                                                                             =================   ================


See notes to consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                           THREE MONTHS ENDED
                                                                                                JUNE 30,
                                                                                      ------------------------------
                                                                                          2001            2000
                                                                                      -------------- ---------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                                         $    34,356    $    23,632
   Adjustments to reconcile net income to cash provided by
       operations:
       Depreciation and amortization                                                       25,106         24,050
       Tax benefit from exercise of stock options                                           1,463         11,639
       Acquisition tax benefits                                                             1,802          1,863
       Deferred income taxes                                                                 (259)        (4,565)
       Other                                                                                1,145            416
       Net change in assets and liabilities, net of effects from
         acquisitions:
           Accounts receivable                                                             49,323         27,456
           Prepaid expenses and other current assets                                         (136)         2,090
           Other assets                                                                     1,305          3,240
           Accounts payable and accrued expenses                                          (47,860)       (34,514)
           Deferred revenue                                                                29,526         (1,373)
           Income taxes                                                                   (10,122)        (7,162)
                                                                                      -------------- ---------------
                  Net cash provided by operating activities                                85,649         46,772
                                                                                      -------------- ---------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Purchase of:
       Businesses                                                                                         (8,887)
       Property and equipment                                                             (14,440)        (9,228)
       Capitalized software                                                                (3,208)        (2,954)
   Investments:
       Proceeds from maturity                                                              73,255         83,406
       Purchases                                                                          (53,618)       (63,908)
                                                                                      -------------- ---------------
                  Net cash provided by (used in) investing activities                       1,989         (1,571)
                                                                                      -------------- ---------------

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Proceeds from long term debt                                                            10,000         18,000
   Payments on long term debt                                                             (98,000)       (49,000)
   Net proceeds from sale of common stock                                                      22
   Net proceeds from exercise of stock options                                              2,942          3,963
                                                                                      -------------- ---------------
                  Net cash used in financing activities                                   (85,036)       (27,037)
                                                                                      -------------- ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   2,602         18,164
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           53,340         30,480
                                                                                      -------------- ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $    55,942    $    48,644
                                                                                      ============== ===============


See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances known at June 30, 2001, final amounts may differ from estimates.

In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2001 included in the Company's Annual Report to Shareholders and the Company's Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at March 31, 2001 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years.

NOTE 2 - COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share ("EPS") data were computed as follows (in thousands, except for per share data):

                                                                       Three Months Ended
                                                                            June 30,
                                                                 -------------------------------
                                                                       2001           2000
                                                                  -------------- ---------------
      BASIC EPS:
      Numerator:  Net Income                                      $      34,356  $      23,632
                                                                  -------------- ---------------
      Denominator:
        Weighted-average common shares outstanding                      370,204        362,685
                                                                  -------------- ---------------
      Basic EPS                                                   $        0.09  $        0.07
                                                                  ============== ===============

      DILUTED EPS:
      Numerator:  Net Income                                      $      34,356  $      23,632
                                                                  -------------- ---------------
      Denominator:
        Weighted-average common shares outstanding                      370,204        362,685
        Dilutive effect of stock options                                 12,041         10,916
                                                                  ------------------------------
        Total shares                                                    382,245        373,601
                                                                  ------------------------------
      Diluted EPS                                                 $        0.09  $        0.06
                                                                  ==============================

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2001


NOTE 3 - COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation gains and losses that have been excluded from net income and reflected instead in equity. Total comprehensive income is summarized as follows (in thousands):

                                                                       Three Months Ended
                                                                            June 30,
                                                                 ------------------------------
                                                                       2001           2000
                                                                  -------------- --------------
      Net income                                                  $      34,356  $      23,632
      Foreign currency translation
          adjustment, net of tax                                          1,154           (708)
                                                                  -------------- --------------
          Total comprehensive income                              $      35,510  $      22,924
                                                                  ============== ==============

NOTE 4 - SEGMENTS

Compuware operates in two business segments in the software industry: products and services. The Company provides software products and professional services to IT organizations that help IT professionals efficiently develop, implement and support the applications that run their businesses.

Financial information for the Company's business segments is as follows (in thousands):

                                                                                     Three Months Ended
                                                                                          June 30,
                                                                          -----------------------------------------
                                                                                  2001                 2000
                                                                          --------------------- -------------------
      Revenue:
          Products:
             Mainframe                                                    $          166,914    $        206,682
             Distributed systems                                                      39,498              40,112
                                                                          --------------------- -------------------
                   Total products revenue                                            206,412             246,794
          Services                                                                   240,336             267,080
                                                                          --------------------- -------------------
      Total revenues                                                      $          446,748    $        513,874
                                                                          ===================== ===================

      Operating Expenses:
          Products                                                        $          139,296    $        164,415
          Services                                                                   228,863             273,807
          Corporate staff                                                             17,957              24,931
          Goodwill amortization                                                        9,606               9,789
                                                                          --------------------- -------------------
      Total operating expenses                                            $          395,722    $        472,942
                                                                          ===================== ===================

      Income from operations, before other income (expenses):
          Products                                                        $           67,116    $         82,379
          Services                                                                    11,473              (6,727)
          Corporate staff                                                            (17,957)            (24,931)
          Goodwill amortization                                                       (9,606)             (9,789)
                                                                          --------------------- -------------------
      Income from operations, before other income
      (expenses)                                                                      51,026              40,932
          Other income (expense)                                                       4,387              (2,816)
                                                                          --------------------- -------------------
      Income before income taxes                                          $           55,413    $         38,116
                                                                          ===================== ===================

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2001


Financial information regarding geographic operations are presented in the table below (in thousands):

                                                                                       Three Months Ended
                                                                                           June 30,
                                                                          ----------------------------------------
                                                                                 2001                 2000
                                                                          -------------------- -------------------
      Revenue:
          United States                                                   $          340,997   $         410,184
          European subsidiaries                                                       78,795              73,835
          Other international operations                                              26,956              29,855
                                                                          -------------------- -------------------
      Total revenue                                                       $          446,748   $         513,874
                                                                          ==================== ===================



NOTE 5 - SENIOR CREDIT FACILITY

In August 1999, the Company entered into a four year unsecured revolving Senior Credit Facility with several major financial institutions for $900 million. As of August 3, 2001, this amount was reduced to a total of $800 million. Interest may be determined on a Eurodollar or base rate (as defined in the credit facility) basis at the Company's option. For the quarter ended June 30, 2001, the average interest rate was 7.98% based upon the Eurodollar and base rates. The credit agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. As of June 30, 2001, the Company had $52 million outstanding under the credit arrangement.

INDEPENDENT ACCOUNTANTS' REPORT


Compuware Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of June 30, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of March 31, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated May 2, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP


Detroit, Michigan
July 17, 2001

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This discussion contains certain forward looking statements within the meaning of the federal securities laws which are identified by the use of the words "believes," "expects," "anticipates," "will," "contemplates," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect operating results, including, without limitation, those contained in this report and in our 2001 Annual Report on Form 10-K, and could cause actual results to differ materially from the results implied by these or any other forward looking statements made by, or on behalf of, the Company. There can be no assurance that future results will meet expectations. While the Company believes that its forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of income as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                                                      Percentage of
                                                                     Total Revenues
                                                               ----------------------------
                                                                   Three Months Ended           -------------
                                                                        June 30,                   Period-
                                                               ----------------------------       to-Period
                                                                    2001          2000             Change
                                                               -------------   ------------     -------------
    REVENUE:
      Software license fees                                         21.4%           25.4%           (26.9%)
      Maintenance fees                                              24.8            22.6             (4.5)
      Professional services fees                                    53.8            52.0            (10.0)
                                                               -------------   ------------
         Total revenues                                            100.0           100.0            (13.1)
                                                               -------------   ------------

    OPERATING EXPENSES:
      Cost of software license fees                                  2.1             2.0            (12.7)
      Cost of maintenance                                            2.3             2.5            (20.4)
      Cost of professional services                                 51.2            53.3            (16.4)
      Software product development                                   5.4             4.8             (1.9)
      Sales and marketing                                           21.4            22.6            (17.8)
      Administrative and general                                     6.2             6.8            (20.6)
                                                               -------------   ------------
         Total operating expenses                                   88.6            92.0            (16.3)
                                                               -------------   ------------
    Income from operations                                          11.4             8.0             24.7
                                                               -------------   ------------
    Other income (expense):
      Interest and investment income                                 1.6             1.2              5.1
      Interest expense                                              (0.6)           (1.8)           (73.0)
                                                               -------------   ------------
         Total other income (expense)                                1.0            (0.6)           255.8
                                                               -------------   ------------
    Income before income taxes                                      12.4             7.4             45.4
    Income tax provision                                             4.7             2.8             45.4
                                                               -------------   ------------
    Net income                                                       7.7%            4.6%            45.4%
                                                               =============   ============

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

To improve comparibility with competitors' results, we included the following table indicating certain operational data after excluding special charges for amortization of intangible assets acquired as a result of acquisitions (dollars in thousands):

                                                                          Income Before
                                                                         Special Charges
                                                                -----------------------------------
                                                                        Three Months Ended           --------------
                                                                             June 30,                   Period-
                                                                -----------------------------------    to-Period
    Reconciliation of income before special charges                  2001               2000            Change
                                                                ----------------   ----------------  --------------
    Income before income taxes                                  $       55,413     $       38,116         45.4%
      (See Consolidated Statements of Operations)
    Amortization of goodwill                                             9,606              9,789         (1.9)
    Amortization of purchased software                                   4,085              3,870          5.6
                                                                ----------------   ----------------
       Income before income taxes and special charges                   69,104             51,775         33.5
    Income tax provision                                                23,898             17,432         37.1
                                                                ----------------   ----------------
       Net income before special charges                        $       45,206     $       34,343         31.6%
                                                                ================   ================

We operate in two business segments in the software industry: products and professional services. References to years are to fiscal years ended March 31.

PRODUCTS REVENUE

Our products are designed to support four key activities within the application development process: development and integration, quality assurance, production readiness and performance management of the application to optimize performance in production. Products revenue consists of software license fees and maintenance fees and comprised 46.2% and 48.0% of total revenue during the first quarter of 2002 and 2001, respectively. S/390 product revenue (mainframe revenue) decreased $39.8 million or 19.2% during the first quarter of 2002 to $166.9 million from $206.7 million during the first quarter of 2001. Revenue from distributed software products decreased $0.6 million or 1.5% during the first quarter of 2002 to $39.5 million from $40.1 million during the first quarter of 2001. The overall decline in product revenue from the first quarter of 2001 to the first quarter of 2002 is primarily attributable to a decrease in demand for large enterprise license agreements and fluctuations in foreign currencies. If foreign currency exchange rates had remained consistent with the first quarter of fiscal 2001, product revenue would have been $214.8 million in the first quarter of fiscal 2002 compared to $246.8 million in the first quarter of fiscal 2001. This represents an overall decline in constant U.S. dollars of $32.0 million or 13.0% compared to the actual decline of $40.4 million or 16.4%. Product revenue in the first quarter of 2002 was negatively impacted by a decrease in customer demand, primarily in the United States, for large enterprise license agreements ("ELAs") which are multi-year, and often multi-payment contracts. In the first quarter of 2002, we had no multi-year contracts greater than $5 million compared to approximately 30% of license revenue in the first quarter of 2001.

We support clients with product transactions covering multiple years and allowing deferred payment terms. The contract price is allocated between maintenance for the term of the deal and license revenue. All license revenue associated with these perpetual license agreements is recognized when the customer commits unconditionally to the transaction, the software products and quantities are fixed and the software has been shipped to the customer. License

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

revenue associated with transactions that include an option to exchange or select products in the future is deferred and is recognized over the term of the deal. When the license portion of a contract is paid over a number of years, the license portion of the payment stream is discounted to its net present value. Interest income is recognized over the payment term. The maintenance associated with all sales is deferred and recognized over the applicable maintenance period.

PROFESSIONAL SERVICES REVENUE

We offer a broad range of information technology professional services, including business systems analysis, design and programming, software conversion and system planning and consulting. Revenue from professional services decreased $26.8 million or 10.0% during the first quarter of 2002 to $240.3 million from $267.1 million during the first quarter of 2001. The decrease in revenue is due, primarily, to a reduction in customer demand for professional services.

OPERATING PROFIT AND EXPENSES

We evaluate the performance of our segments based primarily on operating profit before corporate expenses.

Financial information for the products segment is as follows (in thousands):

                                                                                 Three Months Ended June 30,
                                                                          ------------------------------------------
                                                                                 2001                  2000
                                                                          -------------------- ---------------------
      Revenue                                                             $         206,412    $         246,794
      Operating expenses                                                            139,296              164,415
                                                                          -------------------- ---------------------
      Products operating profit                                           $          67,116    $          82,379
                                                                          ==================== =====================

Products revenue by geographic location is presented in the table below (in thousands):

                                                                                 Three Months Ended June 30,
                                                                          ------------------------------------------
                                                                                 2001                  2000
                                                                          -------------------- ---------------------
      United States                                                       $        125,299     $        165,433
      European subsidiaries                                                         55,110               53,342
      Other international operations                                                26,003               28,019
                                                                          -------------------- ---------------------
      Total products revenue                                              $        206,412     $        246,794
                                                                          ==================== =====================

The products segment generated operating margins of 32.5% and 33.4% during the first quarter of 2002 and 2001, respectively. Products expenses include cost of software license fees, cost of maintenance, software product development costs, and sales and marketing expenses. The decrease in operating margin is primarily a result of a decrease in software license revenue, offset in part by a decrease in products expense.

Cost of software license fees includes amortization of capitalized software, the cost of preparing and disseminating products to customers and the cost of author royalties. The decrease in these costs is due primarily to decreases in author royalties and decreased packaging and

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

distribution costs. As a percentage of software license fees, cost of software license fees were 9.6% and 8.0% in the first quarter of 2002 and 2001, respectively.

Cost of maintenance consists of the cost of maintenance programmers and product support personnel and the computing, facilities and benefits costs allocated to such personnel. The decrease in cost of maintenance was due primarily to the decrease in maintenance and support staff, reduced travel and decreased allocations of costs of corporate systems. As a percentage of maintenance fees, these costs were 9.4% and 11.3% for the first quarter of 2002 and 2001, respectively.

Software product development costs consist of the cost of programming personnel, the facilities, computing and benefits costs allocated to such personnel and the costs of preparing user and installation guides for our software products, less the amount of software development costs capitalized during the fiscal year. The decrease in these costs was due primarily to a decrease in the use of outside consultants. Before the capitalization of internally developed software products, total research and development expenditures for the first quarter of 2002 decreased $0.3 million, or 1.1%, to $27.3 million from $27.6 million for the first quarter of fiscal 2001.

Sales and marketing costs consist of the sales and marketing expenses associated with the products business. These expenses include costs of direct sales, sales support and marketing staff, the facilities and benefits costs allocated to such personnel and the costs of marketing and sales incentive programs. The decrease in sales and marketing costs was largely attributable to decreases in salary and benefits associated with a reduction in headcount, decreased allocations of costs of corporate systems, decreased advertising expenditures and lower sales commissions and bonuses associated with decreased product sales. The direct sales and sales support staff decreased by 263 to 2,499 people at June 30, 2001, compared to 2,762 at June 30, 2000.

Financial information for the professional services segment is as follows (in thousands):

                                                                             Three Months Ended June 30,
                                                                     --------------------------------------------
                                                                             2001                   2000
                                                                     ---------------------- ---------------------
      Revenue                                                        $         240,336      $         267,080
      Operating expenses                                                       228,863                273,807
                                                                     ---------------------- ---------------------
      Professional services operating profit (loss)                  $          11,473      $          (6,727)
                                                                     ====================== =====================

Professional services revenue by geographic location is presented in the table below (in thousands):

                                                                            Three Months Ended June 30,
                                                                     -------------------------------------------
                                                                             2001                  2000
                                                                     ---------------------- --------------------
      United States                                                  $          215,698     $          244,751
      European subsidiaries                                                      23,685                 20,493
      Other international operations                                                953                  1,836
                                                                     ---------------------- --------------------
      Total professional services revenue                            $          240,336     $          267,080
                                                                     ====================== ====================

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

During the first quarter of 2002, the professional services segment generated a positive operating margin of 4.8% compared to a negative 2.5% during the first quarter of 2001. The increase in the professional services operating margin is attributable to significant decreases in cost of professional services due to reductions in staff, decreased subcontractor costs for specialty services, decreased employee training costs associated with reductions in staff and decreased allocations of costs of corporate systems. Cost of professional services includes all costs of the professional services business, including the personnel costs of the professional, management and administrative staff of the services business and the facilities and benefits costs allocated to such personnel. The decrease in these expenses was due, primarily, to a decrease of 1,633 professional billable staff to 7,523 at June 30, 2001 from 9,156 people at June 30, 2000.

Administrative and general expenses decreased $7.1 million, or 20.6%, during the first quarter of 2002 to $27.6 million from $34.7 million during the first quarter of 2001. The decrease in administrative and general expenses was primarily attributable to decreased charges against investments in joint ventures.

Interest and investment income for the first quarter of 2002 was $6.9 million compared to $6.6 million in the first quarter of 2001. This increase in interest income is primarily due to higher average imputed interest rates on customers' deferred installments during 2002 compared to 2001. Interest expense for the first quarter of 2002 was $2.5 million compared to $9.4 million in the first quarter of 2001. The decrease in interest expense is primarily attributable to the reduction of debt outstanding under the Senior Credit Facility discussed in the Liquidity and Capital Resources section below.

The income tax provision was $21.1 million and $14.5 million in the first quarter of 2002 and 2001, respectively, both of which represent an effective tax rate of 38.0%.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, cash and investments totaled approximately $237.5 million. During the first quarter of 2002 and 2001, cash flow from operations was $85.6 million and $46.8 million, respectively. The increased operating cash flow was generated primarily from earnings, and collection of the current portion of prior years' installment sales as reflected in the decrease in total accounts receivable. During these periods, capital expenditures including property and equipment, capitalized research and software development, and purchased software totaled $17.6 million and $12.2 million, respectively.

As of June 30, 2001 and 2000, long-term debt was $52.0 million and $419.0 million, respectively. These balances represented borrowings under the Senior Credit Facility. Net payments during the first quarter of 2002 totaled $88.0 million. During July 2001, the balance of this debt was repaid.

As of August 3, 2001, the Senior Credit Facility was reduced to a total of $800 million available. See Note 5 of Notes to Consolidated Financial Statements for a description of the terms of the Senior Credit Facility.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


We believe available cash resources including the amount available under the Senior Credit Facility, together with cash flow from operations, will be sufficient to meet our cash needs for the foreseeable future.

Although there were no acquisitions during the first quarter of 2002, we continue to evaluate business acquisition opportunities that fit our strategic plans.

We have begun construction on an office tower within the city of Detroit with a current estimated cost of $350.0 million. These cash outlays will have no impact on the results of operations until the building is occupied in the fall of 2002, at which point, the amortization will result in an estimated annual expense of $11.7 million. This will be partially offset by the savings realized by the consolidation of offices. As of June 30, 2001, funds expended were approximately $37.3 million. Cash outlays for the remainder of the fiscal year are expected to be approximately $110.0 million. We intend to fund the building using cash flow from operations and borrowings under the Senior Credit Facility.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company adopted this statement effective April 1, 2001 with no material effect on its financial position or results of operations.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting be used for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Company is required to adopt this statement for the year ending March 31, 2003. SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company is currently assessing but has not yet determined the impact that adoption will have on its financial position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes that have occurred since the Company filed its Annual Report on Form 10-K for the fiscal year ending March 31, 2001.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.


              Exhibit
              Number       Description of Document
              ------       -----------------------

                 15        Independent Accountants' Awareness Letter




         (b) Reports on Form 8-K.

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              COMPUWARE CORPORATION


Date:  August 13, 2001                        By:/s/ Joseph A. Nathan
       ---------------                           -------------------------

                                              Joseph A. Nathan
                                              President
                                              Chief Operating Officer




Date:  August 13, 2001                        By: /s/ Laura L. Fournier
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