Form 10-Q
period 2001-09-30
COMPUWARE CORPORATION
filed 2001-11-14
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

As of November 8, 2001, there were outstanding 371,868,305 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 19 pages

PART I.   FINANCIAL INFORMATION                                             Page

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of
          September 30, 2001 and March 31, 2001                                3

          Condensed Consolidated Statements of Operations
          for the three months and six months ended
          September 30, 2001 and 2000                                          4

          Condensed Consolidated Statements of Cash Flows
          for the six months ended September 30, 2001 and 2000                 5

          Notes to Condensed Consolidated Financial
          Statements                                                           6

          Independent Accountants' Report                                      9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          16



PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                           17

Item 4.   Submission of Matters to a Vote of Security Holders                 17

Item 6.   Exhibits and Reports on Form 8-K                                    18

SIGNATURES                                                                    19

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                  SEPTEMBER 30,           MARCH 31,
                                  ASSETS                               2001                 2001
                                                                   -----------           -----------
                                                                   (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                       $    81,808           $    53,340
   Investments                                                         138,424               185,176
   Accounts receivable, net                                            644,845               705,546
   Deferred tax asset                                                   28,661                32,011
   Income taxes refundable                                                 662                10,028
   Prepaid expenses and other current assets                            16,099                17,635
                                                                   -----------           -----------
       Total current assets                                            910,499             1,003,736
                                                                   -----------           -----------

INVESTMENTS                                                             31,955                16,488
                                                                   -----------           -----------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                       145,672               125,800
                                                                   -----------           -----------
CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION                                                         79,868                87,781
                                                                   -----------           -----------
OTHER:
   Accounts receivable                                                 338,680               356,431
   Excess of cost over fair value of net assets acquired,
       less accumulated amortization                                   612,356               631,609
   Other                                                                53,565                57,529
                                                                   -----------           -----------
       Total other assets                                            1,004,601             1,045,569
                                                                   -----------           -----------

TOTAL ASSETS                                                       $ 2,172,595           $ 2,279,374
                                                                   ===========           ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                $    36,396           $    39,846
   Accrued expenses                                                    139,113               177,947
   Deferred revenue                                                    340,489               351,041
                                                                   -----------           -----------
       Total current liabilities                                       515,998               568,834

LONG TERM DEBT                                                                               140,000

DEFERRED REVENUE                                                       189,062               172,367

DEFERRED INCOME TAXES                                                   16,160                20,801
                                                                   -----------           -----------
       Total liabilities                                               721,220               902,002
                                                                   -----------           -----------

SHAREHOLDERS' EQUITY:
   Common stock                                                          3,714                 3,698
   Additional paid-in capital                                          632,446               620,743
   Retained earnings                                                   834,920               774,059
   Accumulated other comprehensive loss                                (19,705)              (21,128)
                                                                   -----------           -----------
       Total shareholders' equity                                    1,451,375             1,377,372
                                                                   -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 2,172,595           $ 2,279,374
                                                                   ===========           ===========


See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                        SEPTEMBER 30,                                SEPTEMBER 30,
                                             ---------------------------------           ---------------------------------
                                                 2001                  2000                  2001                  2000
                                             -----------           -----------           -----------           -----------
REVENUES:
   Software license fees                     $    86,838           $   103,475           $   182,423           $   234,179
   Maintenance fees                              109,707               114,321               220,534               230,411
   Professional services fees                    227,483               268,527               467,819               535,607
                                             -----------           -----------           -----------           -----------
       Total revenues                            424,028               486,323               870,776             1,000,197
                                             -----------           -----------           -----------           -----------

OPERATING EXPENSES:
   Cost of software license fees                   8,940                 9,430                18,117                19,943
   Cost of maintenance                             9,924                13,299                20,339                26,390
   Cost of professional services                 221,707               267,443               450,570               541,250
   Software product development                   23,716                23,885                47,865                48,491
   Sales and marketing                            94,674               114,130               190,229               230,335
   Administrative and general                     28,106                36,246                55,669                70,966
                                             -----------           -----------           -----------           -----------
       Total operating expenses                  387,067               464,433               782,789               937,375
                                             -----------           -----------           -----------           -----------

INCOME FROM OPERATIONS                            36,961                21,890                87,987                62,822

OTHER INCOME (EXPENSE):
   Interest and investment income                  7,228                 7,479                14,152                14,065
   Interest expense                               (1,439)               (8,577)               (3,976)              (17,979)
                                             -----------           -----------           -----------           -----------
       Total other income (expense)                5,789                (1,098)               10,176                (3,914)
                                             -----------           -----------           -----------           -----------

INCOME BEFORE INCOME TAXES                        42,750                20,792                98,163                58,908

INCOME TAX PROVISION                              16,245                 7,901                37,302                22,385
                                             -----------           -----------           -----------           -----------

NET INCOME                                   $    26,505           $    12,891           $    60,861           $    36,523
                                             ===========           ===========           ===========           ===========

Basic earnings per share                     $      0.07           $      0.04           $      0.16           $      0.10
                                             ===========           ===========           ===========           ===========

Diluted earnings per share                   $      0.07           $      0.03           $      0.16           $      0.10
                                             ===========           ===========           ===========           ===========


See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                              -------------------------------
                                                                                 2001                  2000
                                                                              ---------             ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                                 $  60,861             $  36,523
   Adjustments to reconcile net income to cash provided by
       operations:
       Depreciation and amortization                                             50,071                48,381
       Tax benefit from exercise of stock options                                 2,792                11,829
       Acquisition tax benefits                                                   3,574                 3,727
       Deferred income taxes                                                     (1,291)               (8,959)
       Other                                                                        743                  (789)
       Net change in assets and liabilities, net of effects from
         acquisitions:
           Accounts receivable                                                   78,452                33,596
           Prepaid expenses and other current assets                              1,536                 3,161
           Other assets                                                             955                 9,294
           Accounts payable and accrued expenses                                (42,058)              (20,910)
           Deferred revenue                                                       6,143                 6,242
           Income taxes                                                           9,366                (3,864)
                                                                              ---------             ---------
                  Net cash provided by operating activities                     171,144               118,231
                                                                              ---------             ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of:
       Businesses                                                                                     (13,190)
       Property and equipment:
         Headquarters building                                                  (28,704)               (4,597)
         Other                                                                   (3,705)              (11,861)
       Capitalized software                                                      (6,065)               (6,362)
   Investments:
       Proceeds from maturity                                                   152,340               184,510
       Purchases                                                               (121,895)             (167,995)
                                                                              ---------             ---------
                  Net cash used in investing activities                          (8,029)              (19,495)
                                                                              ---------             ---------

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Proceeds from long term debt                                                  10,000                18,000
   Payments on long term debt                                                  (150,000)             (139,000)
   Net proceeds from sale of common stock                                            22                14,301
   Net proceeds from exercise of stock options                                    5,331                 4,296
                                                                              ---------             ---------
                  Net cash used in financing activities                        (134,647)             (102,403)
                                                                              ---------             ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             28,468                (3,667)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 53,340                30,480
                                                                              ---------             ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  81,808             $  26,813
                                                                              =========             =========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances known at September 30, 2001, final amounts may differ from estimates.

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

NOTE 2 - COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share ("EPS") data were computed as follows (in thousands, except for per share data):

                                              Three Months Ended                   Six Months Ended
                                                September 30,                        September 30,
                                          --------------------------          --------------------------
                                            2001              2000              2001              2000
                                          --------          --------          --------          --------
BASIC EPS:
Numerator: Net Income                     $ 26,505          $ 12,891          $ 60,861          $ 36,523
                                          --------          --------          --------          --------
Denominator:  Weighted-average
   common shares outstanding               371,139           364,799           370,675           363,754
                                          --------          --------          --------          --------
Basic EPS                                 $   0.07          $   0.04          $   0.16          $   0.10
                                          ========          ========          ========          ========

DILUTED EPS:
Numerator: Net Income                     $ 26,505          $ 12,891          $ 60,861          $ 36,523
                                          --------          --------          --------          --------
Denominator: Weighted-average
   common shares outstanding               371,139           364,799           370,675           363,754
Dilutive effect of stock options            15,561             6,522            13,790             9,118
                                          --------          --------          --------          --------
Total shares                               386,700           371,321           384,465           372,872
                                          --------          --------          --------          --------
Diluted EPS                               $   0.07          $   0.03          $   0.16          $   0.10
                                          ========          ========          ========          ========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2001

NOTE 3 - COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation gains and losses that have been excluded from net income and reflected instead in equity. Total comprehensive income is summarized as follows (in thousands):


                                                  Three Months Ended                     Six Months Ended
                                                    September 30,                          September 30,
                                          --------------------------------      --------------------------------
                                               2001              2000               2001               2000
                                          -------------      -------------      -------------     --------------
Net income                                $      26,505      $      12,891      $      60,861     $       36,523
Foreign currency translation
    adjustment, net of tax                          269             (4,133)             1,423             (4,841)
                                          -------------      -------------      -------------     --------------
    Total comprehensive income            $      26,774      $       8,758      $      62,284     $       31,682
                                          =============      =============      =============     ==============

NOTE 4 - SEGMENTS

Compuware operates in two business segments in the technology industry: products and services. The Company provides software products and professional services to IT organizations that help IT professionals efficiently develop, implement and support the applications that run their businesses.

Financial information for the Company's business segments is as follows (in thousands):


                                                 Three Months Ended                       Six Months Ended
                                                   September 30,                            September 30,
                                          ----------------------------------    ---------------------------------
                                                2001              2000               2001               2000
                                          ---------------    ---------------    ---------------   ---------------
Revenue:
    Products:
       Mainframe                          $       155,737    $       177,838    $       322,653   $       384,520
       Distributed systems                         40,808             39,958             80,304            80,070
                                          ---------------    ---------------    ---------------   ---------------
         Total products revenue                   196,545            217,796            402,957           464,590
    Services                                      227,483            268,527            467,819           535,607
                                          ---------------    ---------------    ---------------   ---------------
Total revenues                            $       424,028    $       486,323    $       870,776   $     1,000,197
                                          ===============    ===============    ===============   ===============

Operating Expenses:
    Products                              $       137,254    $       160,744    $       276,550   $       325,159
    Services                                      221,707            267,443            450,570           541,250
    Corporate staff                                18,500             26,648             36,457            51,579
    Goodwill amortization                           9,606              9,598             19,212            19,387
                                          ---------------    ---------------    ---------------   ---------------
Total operating expenses                  $       387,067    $       464,433    $       782,789   $       937,375
                                          ===============    ===============    ===============   ===============

Income from operations, before other
(expense):
    Products                              $        59,291    $        57,052    $       126,407   $       139,431
    Services                                        5,776              1,084             17,249            (5,643)
    Corporate staff                               (18,500)           (26,648)           (36,457)          (51,579)
    Goodwill amortization                          (9,606)            (9,598)           (19,212)          (19,387)
                                          ---------------    ---------------    ---------------   ---------------
Income from operations, before
other income (expense)                             36,961             21,890             87,987            62,822
    Other income (expense)                          5,789             (1,098)            10,176            (3,914)
                                          ---------------    ---------------    ---------------   ---------------
Income before income taxes                $        42,750    $        20,792    $        98,163   $        58,908
                                          ===============    ===============    ===============   ===============

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2001

Financial information regarding geographic operations are presented in the table below (in thousands):


                                                  Three Months Ended                     Six Months Ended
                                                    September 30,                          September 30,
                                          ---------------    ---------------    ---------------   ---------------
                                                2001              2000               2001               2000
                                          ---------------    ---------------    ---------------   ---------------
Revenue:
    United States                         $       328,644    $       384,430    $       669,641   $       794,614
    European subsidiaries                          72,968             73,485            151,761           147,320
    Other international operations                 22,416             28,408             49,374            58,263
                                          ---------------    ---------------    ---------------   ---------------
Total revenue                             $       424,028    $       486,323    $       870,776   $     1,000,197
                                          ===============    ===============    ===============   ===============



NOTE 5 - SENIOR CREDIT FACILITY

In August 1999, the Company entered into a four year unsecured revolving Senior Credit Facility with several major financial institutions for $900 million. As of August 3, 2001, this amount was reduced to a total of $800 million. Interest may be determined on a Eurodollar or base rate (as defined in the credit facility) basis at the Company's option. The credit agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. As of September 30, 2001, the Company had no borrowings under the credit arrangement.

INDEPENDENT ACCOUNTANTS' REPORT


Compuware Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of September 30, 2001, and the related condensed consolidated statements of operations for the three-month and six-month periods and cash flows for the six-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


Detroit, Michigan
October 18, 2001

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This discussion contains certain forward-looking statements within the meaning of the federal securities laws which are identified by the use of the words "believes," "expects," "anticipates," "will," "contemplates," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect operating results, including, without limitation, those contained in this report and in our 2001 Annual Report on Form 10-K, and could cause actual results to differ materially from the results implied by these or any other forward-looking statements made by, or on behalf of, the Company. There can be no assurance that future results will meet expectations. While the Company believes that its forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of income as a percentage of total revenues and the percentage change in such items compared to the prior period:


                                            Percentage of                          Percentage of
                                            Total Revenues                         Total Revenues
                                          ------------------                     -------------------
                                          Three Months Ended                      Six Months Ended
                                            September 30,         Period-           September 30,         Period-
                                          -------------------    to-Period       -------------------     to-Period
                                           2001        2000        Change         2001        2000        Change
                                          ------      -------    ----------      ------      ------      ---------
REVENUES:
  Software license fees                     20.5%        21.3%      (16.1%)        21.0%        23.4%       (22.1%)
  Maintenance fees                          25.9         23.5        (4.0)         25.3         23.0         (4.3)
  Professional services fees                53.6         55.2       (15.3)         53.7         53.6        (12.7)
                                          ------      -------                    ------      -------
     Total revenues                        100.0        100.0       (12.8)        100.0        100.0        (12.9)
                                          ------      -------                    ------      -------


OPERATING EXPENSES:
  Cost of software license fees              2.1          1.9        (5.2)          2.1          2.0         (9.2)
  Cost of maintenance                        2.3          2.7       (25.4)          2.3          2.6        (22.9)
  Cost of professional services             52.3         55.0       (17.1)         51.7         54.1        (16.8)
  Software product development               5.6          4.9        (0.7)          5.5          4.9         (1.3)
  Sales and marketing                       22.3         23.5       (17.0)         21.9         23.0        (17.4)
  Administrative and general                 6.7          7.5       (22.5)          6.4          7.1        (21.6)
                                          ------      -------                    ------      -------
     Total operating expenses               91.3         95.5       (16.7)         89.9         93.7        (16.5)
                                          ------      -------                    ------      -------
Income from operations                       8.7          4.5        68.8          10.1          6.3         40.1

Other income (expense):
   Interest and investment income            1.7          1.5        (3.4)          1.6          1.4          0.6
   Interest expense                         (0.3)        (1.7)      (83.2)         (0.4)        (1.8)       (77.9)
                                          ------      -------                    ------      -------
     Total other income (expense)            1.4         (0.2)      627.2           1.2         (0.4)       360.0
                                          ------      -------                    ------      -------
Income before income taxes                  10.1          4.3       105.6          11.3          5.9         66.6
   Income tax provision                      3.8          1.6       105.6           4.3          2.2         66.6
                                          ------      -------                    ------      -------
Net income                                   6.3%         2.7%      105.6%          7.0%         3.7%        66.6%
                                          ======      =======                    ======      =======

                   COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

To improve comparability with competitors' results, we included the following table indicating certain operational data after excluding special charges for amortization of intangible assets acquired as a result of acquisitions (dollars in thousands):


                                            Income Before                          Income Before
                                           Special Charges                        Special Charges
                                          -------------------                    -------------------
                                          Three Months Ended                      Six Months Ended
                                            September 30,         Period-           September 30,         Period-
                                          -------------------    to-Period       -------------------     to-Period
                                           2001        2000        Change         2001        2000        Change
                                          ------      -------    ----------      ------      ------      ---------
Income before income taxes             $   42,750   $   20,792      105.6%    $   98,163   $   58,908        66.6%
Amortization of goodwill                    9,606        9,598        0.1         19,212       19,387        (0.9)
Amortization of purchased software          3,992        4,049       (1.4)         8,077        7,919         2.0
                                       ----------   ----------                ----------   ----------
  Income before income taxes and
    special charges                        56,348       34,439       63.6        125,452       86,214        45.5
Income tax provision                       19,087       10,819       76.4         42,985       28,251        52.2
                                       ----------   ----------                ----------   ----------
  Net income before special charges    $   37,261   $   23,620       57.8%    $   82,467   $   57,963        42.3%
                                       ==========   ==========                ==========   ==========



We operate in two business segments in the technology industry: products and professional services. References to years are to fiscal years ended March 31.

PRODUCTS REVENUE

Our products are designed to support four key activities within the application development process: development and integration, quality assurance, production readiness and performance management of the application to optimize performance in production. Products revenue consists of software license fees and maintenance fees and comprised 46.4% and 44.8% of total revenue during the second quarter of 2002 and 2001, respectively, and 46.3% and 46.4% of total Company revenue during the first six months of 2002 and 2001, respectively. S/390 product revenue (mainframe revenue) decreased $22.1 million or 12.4% during the second quarter of 2002 to $155.7 million from $177.8 million during the second quarter of 2001, and decreased $61.8 million or 16.1% during the first six months of 2002 to $322.7 million from $384.5 million during the first six months of 2001. Revenue from distributed software products increased $0.8 million or 2.1% during the second quarter of 2002 to $40.8 million from $40.0 million during the second quarter of 2001 and $0.2 million or 0.3% during the first six months of 2002 to $80.3 million from $80.1 million during the first six months of 2001.

Foreign currency fluctuations negatively impacted products revenue. If foreign currency exchange rates had remained consistent with the second quarter of 2001, product revenue would have been $200.7 million in the second quarter of 2002 compared to $217.8 million in the second quarter of 2001. This represents an overall decline in constant U.S. dollars of $17.1 million or 7.9% compared to the actual decline of $21.3 million or 9.8%. In constant dollars, product revenue would have been $415.2 million during the first six months of

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


2002 compared to $464.6 million during the first six months of 2001. This represents an overall decline in constant U.S. dollars of $49.4 million, or 10.6%, compared to the actual decline of $61.6 million, or 13.3%.

Products revenue in the first six months of 2002 was negatively impacted by a decrease in customer demand, primarily in the United States, for large enterprise license agreements ("ELAs") which are multi-year, and often multi-payment contracts. For the first six months of 2002 and 2001, multi-year contracts greater than $5 million represented approximately 5% and 20%, respectively, of license revenue.

We support clients with product transactions covering multiple years and allow deferred payment terms. The contract price is allocated between maintenance for the term of the deal and license revenue. All license revenue associated with these perpetual license agreements is recognized when the customer commits unconditionally to the transaction, the software products and quantities are fixed and the software has been shipped to the customer. License revenue associated with transactions that include an option to exchange or select products in the future is deferred and is recognized over the term of the deal. When the license portion of a contract is paid over a number of years, the license portion of the payment stream is discounted to its net present value. Interest income is recognized over the payment term. The maintenance associated with all sales is deferred and recognized over the applicable maintenance period.


PROFESSIONAL SERVICES REVENUE

We offer a broad range of information technology professional services, including business systems analysis, design and programming, software conversion, and system planning and consulting. Revenue from professional services decreased $41.0 million or 15.3% during the second quarter of 2002 to $227.5 million from $268.5 million during the second quarter of 2001 and $67.8 million or 12.7% during the first six months of 2002 to $467.8 million from $535.6 million during the first six months of 2001. The decreases in revenue were due, primarily, to a reduction in customer demand for professional services.


OPERATING PROFIT AND EXPENSES

We evaluate the performance of our segments based primarily on operating profit before corporate expenses.

Financial information for the products segment is as follows (in thousands):

                                                  Three Months Ended                     Six Months Ended
                                                    September 30,                          September 30,
                                          ----------------------------------    ---------------------------------
                                                2001              2000               2001               2000
                                          ---------------    ---------------    ---------------   ---------------
Revenue                                   $       196,545    $       217,796    $       402,957   $       464,590
Operating expenses                                137,254            160,744            276,550           325,159
                                          ---------------    ---------------    ---------------   ---------------
Products operating profit                 $        59,291    $        57,052    $       126,407   $       139,431
                                          ===============    ===============    ===============   ===============


                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Products revenue by geographic location is presented in the table below (in thousands):


                                                  Three Months Ended                     Six Months Ended
                                                    September 30,                          September 30,
                                          ----------------------------------    ---------------------------------
                                                2001              2000               2001               2000
                                          ---------------    ---------------    ---------------   ---------------
United States                             $       124,992    $       138,141    $       250,291   $       303,574
European subsidiaries                              49,943             53,222            105,051           106,564
Other international operations                     21,610             26,433             47,615            54,452
                                          ---------------    ---------------    ---------------   ---------------
Total products revenue                    $       196,545    $       217,796    $       402,957   $       464,590
                                          ===============    ===============    ===============   ===============


The products segment generated operating margins of 30.2% and 26.2% during the second quarter of 2002 and 2001, respectively, and 31.4% and 30.0% during the first six months of 2002 and 2001, respectively. Products expenses include cost of software license fees, cost of maintenance, software product development costs, and sales and marketing expenses. The increases in operating margin were primarily a result of decreases in the cost of maintenance and in sales and marketing expenses, as discussed below.

Cost of software license fees includes amortization of capitalized software, the cost of preparing and disseminating products to customers and the cost of author royalties. The decreases in these costs were due primarily to decreases in author royalties and decreased printing costs, offset, in part, by an increase in amortization of internally capitalized projects associated with EcoSYSTEMS, QALoad, Uniface, AbendAID, FileAID and Xpediter. As a percentage of software license fees, cost of software license fees were 10.3% and 9.1% in the second quarter of 2002 and 2001, respectively, and 9.9% and 8.5% in the first six months of 2002 and 2001, respectively.

Cost of maintenance consists of the cost of maintenance programmers and product support personnel and the computing, facilities and benefits costs allocated to such personnel. The decreases in cost of maintenance were due primarily to the decreases in salary and benefits associated with a lower employee headcount, reduced travel costs and decreased allocations of costs of corporate systems. As a percentage of maintenance fees, these costs were 9.0% and 11.6% for the second quarter of 2002 and 2001, respectively, and 9.2% and 11.5% for the first six months of 2002 and 2001, respectively.

Software product development costs consist of the cost of programming personnel, the facilities, computing and benefits costs allocated to such personnel and the costs of preparing user and installation guides for our software products, less the amount of software development costs capitalized during the fiscal year. The decreases in these costs were due primarily to a decrease in the use of outside consultants. Before the capitalization of internally developed software products, total research and development expenditures for the second quarter of 2002 decreased $0.4 million, or 1.7%, to $26.7 million from $27.1 million for the second quarter of 2001 and for the first six months of 2002 decreased $0.8 million, or 1.4%, to $53.9 million from $54.7 million for the first six months of 2001.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Sales and marketing costs consist of the sales and marketing expenses associated with the products business. These expenses include costs of direct sales, sales support and marketing staff, the facilities and benefits costs allocated to such personnel and the costs of marketing and sales incentive programs. The decreases in sales and marketing costs were largely attributable to decreases in salary and benefits associated with a reduction in headcount, decreased allocations of costs of corporate systems, decreased advertising expenditures and lower sales commissions and bonuses associated with decreased product sales. The direct sales and sales support staff decreased by 152 to 2,509 people at September 30, 2001, compared to 2,661 at September 30, 2000.

Financial information for the professional services segment is as follows (in thousands):


                                                  Three Months Ended                     Six Months Ended
                                                    September 30,                          September 30,
                                          ----------------------------------    ---------------------------------
                                                2001              2000               2001               2000
                                          ---------------    ---------------    ---------------   ---------------
Revenue                                   $       227,483    $       268,527    $       467,819   $       535,607
Operating expenses                                221,707            267,443            450,570           541,250
                                          ---------------    ---------------    ---------------   ---------------
Services operating profit (loss)          $         5,776    $         1,084    $        17,249   $        (5,643)
                                          ===============    ===============    ===============   ===============



Professional services revenue by geographic location is presented in the table below (in thousands):

                                                  Three Months Ended                     Six Months Ended
                                                    September 30,                          September 30,
                                          ----------------------------------    ---------------------------------
                                                2001              2000               2001               2000
                                          ---------------    ---------------    ---------------   ---------------
United States                             $       203,652    $       246,289    $       419,350   $       491,040
European subsidiaries                              23,025             20,263             46,710            40,756
Other international operations                        806              1,975              1,759             3,811
                                          ---------------    ---------------    ---------------   ---------------
Total services revenue                    $       227,483    $       268,527    $       467,819   $       535,607
                                          ===============    ===============    ===============   ===============



During the second quarter of 2002, the professional services segment generated an operating margin of 2.5% compared to 0.4% during the second quarter of 2001. The professional services margin was 3.7% and negative 1.1% for the first six months of 2002 and 2001, respectively. The increases in the professional services operating margin were attributable to significant decreases in cost of professional services due to reductions in staff, decreased bonuses, decreased subcontractor costs for specialty services, decreased employee training costs associated with reductions in staff and decreased allocations of costs of corporate systems. Cost of professional services includes all costs of the professional services business, including the personnel costs of the professional, management and administrative staff of the services business and the facilities and benefits costs allocated to such personnel. The decreases in these expenses were due, primarily, to a decrease of 1,383 professional billable staff to 7,410 at September 30, 2001 from 8,793 people at September 30, 2000.

Administrative and general expenses decreased $8.1 million, or 22.5%, during the second quarter of 2002 to $28.1 million from $36.2 million during the second quarter of 2001, and $15.3 million, or 21.6%, during the first six months of 2002 to $55.7 million from $71.0 million during

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

the first six months of 2001. The decreases in administrative and general expenses were primarily attributable to reduced charges associated with investments in joint ventures.

Interest and investment income for the second quarter of 2002 was $7.2 million compared to $7.5 million in the second quarter of 2001. This decrease was due to lower interest earnings on investments due to reduced interest rates offset, in part, by higher average imputed interest rates on customers' deferred installments. For the first six months of 2002, interest income was $14.2 million as compared to $14.1 million in the first six months of 2001. This increase in interest income was primarily due to higher average imputed interest rates on customers' deferred installments offset, in part, by lower interest earnings on investments due to reduced interest rates during 2002 compared to 2001. Interest expense for the second quarter of 2002 was $1.4 million compared to $8.6 million in the second quarter of 2001, and for the first six months of 2002 was $4.0 million as compared to $18.0 million in the first six months of 2001. The decreases in interest expense were primarily attributable to the reduction of debt outstanding under the Senior Credit Facility discussed in the Liquidity and Capital Resources section below.

The income tax provision was $16.2 million and $7.9 million in the second quarter of 2002 and 2001, respectively, and $37.3 and $22.4 million in the first six months of 2002 and 2001, respectively, each of which represents an effective tax rate of 38%.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, cash and investments totaled approximately $252.2 million. During the first six months of 2002 and 2001, cash flow from operations was $171.1 million and $118.2 million, respectively. The increased operating cash flow was generated primarily from earnings, and collection of the current portion of prior years' installment sales as reflected in the decrease in total accounts receivable. During these periods, capital expenditures for property and equipment and purchased software totaled $38.5 million and $22.8 million, respectively.

As of September 30, 2001, there was no long-term debt, compared to $329.0 million as of September 30, 2000 and $140 million at March 31, 2001. These balances represented borrowings under the Senior Credit Facility. Net payments during the second quarter of 2002 totaled $52.0 million.

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

Although there were no acquisitions during the second quarter of 2002, we continue to evaluate business acquisition opportunities that fit our strategic plans.

We have begun construction on an office tower within the city of Detroit with a current estimated cost of $350.0 million. These cash outlays will have no impact on the results of

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

operations until the building is occupied in the fall of 2002, at which point the depreciation will result in an estimated annual expense of $11.7 million. This will be partially offset by the savings realized by the consolidation of offices. As of September 30, 2001, funds expended were approximately $53.9 million. Cash outlays for the remainder of the fiscal year are expected to be approximately $86.5 million. We intend to fund the building using cash flow from operations.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting be used for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Company is required to adopt this statement for the year ending March 31, 2003. SFAS 142 requires that goodwill no longer be amortized but instead be tested for impairment at least annually and that indefinite lived intangible assets be amortized over their useful lives. The Company has not yet determined the impact, if any, that this statement will have on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement retains the impairment loss recognition and measurement requirements of SFAS No. 121. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions. The Company is required to adopt this statement for the year ending March 31, 2003, and has not determined the impact, if any, that this statement will have on its financial position or results of operations.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. There have been no material changes to foreign exchange risk management strategy or marketable securities subsequent to March 31, 2001, therefore the market risks remain substantially unchanged since the Company filed its Annual Report on Form 10-K for the fiscal year ending March 31, 2001.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

       (a) The Company's bylaws were amended and restated by the Board of Directors on October 24, 2001. The Amended and Restated Bylaws are attached hereto as Exhibit 3(i).5. Among the changes made are various amendments to provisions in the Bylaws governing the calling of special meetings of shareholders and the procedure for shareholders to bring matters before an annual or special shareholders meeting.


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on August 28, 2001 at the Company's Headquarters. The results of the voting at the meeting are as follows:

1. PROPOSAL ONE - Election of directors.

The following directors were elected to hold office for one year until the 2002 Annual Meeting of Shareholders and until their successors are elected and qualified:

Nominee for Director                             Total Votes For               Total Votes Withheld
--------------------                             ---------------               --------------------
Elizabeth A. Chappell                              299,784,839                        16,976,124
Elaine K. Didier                                   300,840,557                        15,920,406
Bernard M. Goldsmith                               300,799,640                        15,961,323
William O. Grabe                                   300,887,103                        15,873,860
William R. Halling                                 300,871,361                        15,889,602
Peter Karmanos, Jr.                                270,772,342                        45,988,621
Joseph A. Nathan                                   299,820,299                        16,940,664
W. James Prowse                                    300,069,710                        16,691,253
G. Scott Romney                                    299,330,182                        17,430,781
Thomas Thewes                                      300,071,247                        16,689,716
Lowell P. Weicker, Jr.                             300,708,245                        16,052,718

2.  PROPOSAL TWO - The approval of the 2001 Employee Stock Purchase Plan.

For                                                303,744,706
Against                                             11,441,261
Abstain                                              1,574,996


The total number of the Company's common shares issued and outstanding and entitled to be voted at the Annual Meeting was 370,695,990. The total number of shares voted at the Annual Meeting was 316,760,963 or 85.450% of the shares outstanding and eligible to vote.

                    COMPUWARE CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              Exhibit
              Number     Description of Document

               3(i).5    Amended and Restated Bylaws of Compuware Corporation,
                           as of October 2001
                 15      Independent Accountants' Awareness Letter

         (b)  Reports on Form 8-K.

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  COMPUWARE CORPORATION


Date:      November 13, 2001                      By: /s/ Joseph A. Nathan
           -----------------                          -----------------------
                                                      Joseph A. Nathan
                                                      President





Date:      November 13, 2001                      By: /s/ Laura L. Fournier
           -----------------                          -----------------------
                                                      Laura L. Fournier
                                                      Senior Vice President
                                                      Chief Financial Officer