Form 10-Q
period 2001-12-31
COMPUWARE CORPORATION
filed 2002-02-14
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                        --------


COMMISSION FILE NUMBER 0-20900



                              COMPUWARE CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

            MICHIGAN                                            38-2007430
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)


   31440  NORTHWESTERN HIGHWAY
         FARMINGTON HILLS, MI                                    48334-2564
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code:  (248) 737-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X   No
                                           ----    ----

As of February 8, 2002, there were outstanding 373,384,826 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 19 pages

PART I.       FINANCIAL INFORMATION                                           Page
              ---------------------                                           ----
Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of
              December 31, 2001 and March 31, 2001                              3

              Condensed Consolidated Statements of Operations
              for the three months and nine months ended
              December 31, 2001 and 2000                                        4

              Condensed Consolidated Statements of Cash Flows
              for the nine months ended December 31, 2001 and 2000              5

              Notes to Condensed Consolidated Financial
              Statements                                                        6

              Independent Accountants' Report                                   9

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                    10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk       17



PART II.      OTHER INFORMATION
              -----------------

Item 2.       Changes in Securities and Use of Proceeds                        18

Item 6.       Exhibits and Reports on Form 8-K                                 18

SIGNATURES                                                                     19
----------

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                     DECEMBER 31,              MARCH 31,
                                  ASSETS                                2001                     2001
                                  ------                             ------------            -----------
                                                                     (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                         $   161,317             $    53,340
   Investments                                                           116,095                 185,176
   Accounts receivable, net                                              631,019                 705,546
   Deferred tax asset                                                     32,287                  32,011
   Income taxes refundable                                                                        10,028
   Prepaid expenses and other current assets                              15,397                  17,635
                                                                     -----------             -----------
       Total current assets                                              956,115               1,003,736
                                                                     -----------             -----------

INVESTMENTS                                                               40,558                  16,488
                                                                     -----------             -----------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                         163,275                 125,800
                                                                     -----------             -----------

CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION                                                           76,847                  87,781
                                                                     -----------             -----------

OTHER:
   Accounts receivable                                                   361,248                 356,431
   Excess of cost over fair value of net assets acquired,
       less accumulated amortization                                     593,449                 631,609
   Other                                                                  54,722                  57,529
                                                                     -----------             -----------
       Total other assets                                              1,009,419               1,045,569
                                                                     -----------             -----------

TOTAL ASSETS                                                         $ 2,246,214             $ 2,279,374
                                                                     ===========             ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                  $    30,652             $    39,846
   Accrued expenses                                                      173,888                 177,947
   Income taxes payable                                                    2,035
   Deferred revenue                                                      330,820                 351,041
                                                                     -----------             -----------
       Total current liabilities                                         537,395                 568,834


LONG TERM DEBT                                                                                   140,000

DEFERRED REVENUE                                                         197,012                 172,367

DEFERRED INCOME TAXES                                                     19,257                  20,801
                                                                     -----------             -----------

       Total liabilities                                                 753,664                 902,002
                                                                     -----------             -----------

SHAREHOLDERS' EQUITY:
   Common stock                                                            3,729                   3,698
   Additional paid-in capital                                            643,851                 620,743
   Retained earnings                                                     864,709                 774,059
   Accumulated other comprehensive loss                                  (19,739)                (21,128)
                                                                     -----------             -----------
       Total shareholders' equity                                      1,492,550               1,377,372
                                                                     -----------             -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 2,246,214             $ 2,279,374
                                                                     ===========             ===========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                      DECEMBER 31,                                DECEMBER 31,
                                            ---------------------------------         ----------------------------------
                                                2001                  2000                 2001                 2000
                                            ------------         ------------         ------------         -------------
REVENUES:
   Software license fees                    $   125,731          $   123,193          $   308,154          $   357,372
   Maintenance fees                             106,816              115,204              327,350              345,615
   Professional services fees                   218,006              256,959              685,825              792,566
                                            -----------          -----------          -----------          -----------

       Total revenues                           450,553              495,356            1,321,329            1,495,553
                                            -----------          -----------          -----------          -----------

OPERATING EXPENSES:
   Cost of software license fees                  9,035                9,575               27,152               29,518
   Cost of maintenance                            9,603               13,108               29,942               39,498
   Cost of professional services                216,388              245,198              666,958              786,448
   Software product development                  28,917               24,954               76,782               73,445
   Sales and marketing                          106,833              109,263              297,062              339,598
   Administrative and general                    37,728               35,808               93,397              106,774
                                            -----------          -----------          -----------          -----------

       Total operating expenses                 408,504              437,906            1,191,293            1,375,281
                                            -----------          -----------          -----------          -----------

INCOME FROM OPERATIONS                           42,049               57,450              130,036              120,272

OTHER INCOME (EXPENSE):
   Interest and investment income                 7,180                7,763               21,332               21,828
   Interest expense                              (1,182)              (7,213)              (5,158)             (25,192)
                                            -----------          -----------          -----------          -----------
       Total other income (expense)               5,998                  550               16,174               (3,364)
                                            -----------          -----------          -----------          -----------

INCOME BEFORE INCOME TAXES                       48,047               58,000              146,210              116,908

INCOME TAX PROVISION                             18,258               22,040               55,560               44,425
                                            -----------          -----------          -----------          -----------

NET INCOME                                  $    29,789          $    35,960          $    90,650          $    72,483
                                            ===========          ===========          ===========          ===========

Basic earnings per share                    $      0.08          $      0.10          $      0.24          $      0.20
                                            ===========          ===========          ===========          ===========

Diluted earnings per share                  $      0.08          $      0.10          $      0.24          $      0.20
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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                          -----------------------------
                                                                             2001                2000
                                                                          ---------           ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                             $  90,650           $  72,483
   Adjustments to reconcile net income to cash provided by
       operations:
       Depreciation and amortization                                         83,731              73,648
       Tax benefit from exercise of stock options                             6,613              12,635
       Acquisition tax benefits                                               5,346               5,591
       Deferred income taxes                                                 (1,820)             (7,208)
       Other                                                                  1,298                 137
       Net change in assets and liabilities, net of effects from
         acquisitions:
           Accounts receivable                                               69,710              41,775
           Prepaid expenses and other current assets                          2,238               5,045
           Other assets                                                      (1,613)             14,807
           Accounts payable and accrued expenses                            (13,058)            (18,923)
           Deferred revenue                                                   4,424             (10,994)
           Income taxes                                                      12,063               7,638
                                                                          ---------           ---------
                  Net cash provided by operating activities                 259,582             196,634
                                                                          ---------           ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of:
       Businesses                                                                               (21,618)
       Property and equipment:
              Headquarters building                                         (51,467)            (12,225)
              Other                                                          (5,188)            (12,588)
       Capitalized software                                                  (9,932)            (10,879)
   Investments:
       Proceeds from maturity                                               211,824             240,351
       Purchases                                                           (168,022)           (229,247)
                                                                          ---------           ---------
                  Net cash used in investing activities                     (22,785)            (46,206)
                                                                          ---------           ---------

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Proceeds from long term debt                                              10,000              18,000
   Payments on long term debt                                              (150,000)           (190,000)
   Net proceeds from sale of common stock                                        22              14,301
   Net proceeds from exercise of stock options                               11,158               5,691
                                                                          ---------           ---------
                  Net cash used in financing activities                    (128,820)           (152,008)
                                                                          ---------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        107,977              (1,580)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             53,340              30,480
                                                                          ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 161,317           $  28,900
                                                                          =========           =========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2001



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances known at December 31, 2001, final amounts may differ from estimates.

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

NOTE 2 - COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share ("EPS") data were computed as follows (in thousands, except for per share data):

                                                Three Months Ended                Nine Months Ended
                                                   December 31,                      December 31,
                                          --------------------------          --------------------------
                                            2001              2000              2001              2000
                                          ---------         --------          --------          --------
BASIC EPS:
---------
Numerator: Net Income                     $ 29,789          $ 35,960          $ 90,650          $ 72,483
                                          --------          --------          --------          --------
Denominator:  Weighted-average
   common shares outstanding               372,015           365,191           371,123           364,234
                                          --------          --------          --------          --------
Basic EPS                                 $   0.08          $   0.10          $   0.24          $   0.20
                                          ========          ========          ========          ========

DILUTED EPS:
-----------
Numerator: Net Income                     $ 29,789          $ 35,960          $ 90,650          $ 72,483
                                          --------          --------          --------          --------
Denominator: Weighted-average
   common shares outstanding               372,015           365,191           371,123           364,234
Dilutive effect of stock options            10,576             4,624            12,304             7,389
                                          --------          --------          --------          --------
Total shares                               382,591           369,815           383,427           371,623
                                          --------          --------          --------          --------
Diluted EPS                               $   0.08          $   0.10          $   0.24          $   0.20
                                          ========          ========          ========          ========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2001

NOTE 3 - COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation gains and losses that have been excluded from net income and reflected instead in equity. Total comprehensive income is summarized as follows (in thousands):


                                               Three Months Ended                        Nine Months Ended
                                                  December 31,                              December 31,
                                          -----------------------------            ----------------------------
                                            2001                 2000                2001                2000
                                          --------             --------            --------            --------
Net income                                $ 29,789             $ 35,960            $ 90,650            $ 72,483
Foreign currency translation
    adjustment, net of tax                     (34)               1,692               1,389              (3,149)
                                          --------             --------            --------            --------
    Total comprehensive income            $ 29,755             $ 37,652            $ 92,039            $ 69,334
                                          ========             ========            ========            ========

NOTE 4 -- SEGMENTS

Compuware operates in two business segments in the technology industry: products and services. The Company provides software products and professional services to IT organizations that help IT professionals efficiently develop, implement and support the applications that run their businesses.

Financial information for the Company's business segments is as follows (in thousands):

                                                 Three Months Ended                       Nine Months Ended
                                                    December 31,                            December 31,
                                           --------------------------------        --------------------------------
                                                2001              2000                2001                 2000
                                           ------------        ------------        -----------         ------------
Revenue:
    Products:
       Mainframe                           $   190,195         $   187,875         $   512,845         $   572,400
       Distributed systems                      42,352              50,522             122,659             130,587
                                           -----------         -----------         -----------         -----------
         Total products revenue                232,547             238,397             635,504             702,987
    Services                                   218,006             256,959             685,825             792,566
                                           -----------         -----------         -----------         -----------
Total revenues                             $   450,553         $   495,356         $ 1,321,329         $ 1,495,553
                                           ===========         ===========         ===========         ===========

Operating Expenses:
    Products                               $   154,388         $   156,900         $   430,938         $   482,059
    Services                                   216,388             245,198             666,958             786,448
    Corporate staff                             18,898              26,117              55,355              77,696
    Goodwill amortization                       18,830               9,691              38,042              29,078
                                           -----------         -----------         -----------         -----------
Total operating expenses                   $   408,504         $   437,906         $ 1,191,293         $ 1,375,281
                                           ===========         ===========         ===========         ===========

Income from operations, before
other income (expense):
    Products                               $    78,159         $    81,497         $   204,566         $   220,928
    Services                                     1,618              11,761              18,867               6,118
    Corporate staff                            (18,898)            (26,117)            (55,355)            (77,696)
    Goodwill amortization                      (18,830)             (9,691)            (38,042)            (29,078)
                                           -----------         -----------         -----------         -----------
Income from operations, before
other income (expense)                          42,049              57,450             130,036             120,272
    Other income (expense)                       5,998                 550              16,174              (3,364)
                                           -----------         -----------         -----------         -----------
Income before income taxes                 $    48,047         $    58,000         $   146,210         $   116,908
                                           ===========         ===========         ===========         ===========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2001


Financial information regarding geographic operations are presented in the table below (in thousands):

                                             Three Months Ended                    Nine Months Ended
                                                 December 31,                         December 31,
                                          ----------------------------        ----------------------------
                                             2001               2000             2001              2000
                                          ----------        ----------        ----------        ----------
Revenue:
    United States                         $  346,466        $  373,575        $1,016,106        $1,168,188
    European subsidiaries                     76,577            87,752           228,339           235,075
    Other international operations            27,510            34,029            76,884            92,290
                                          ----------        ----------        ----------        ----------
Total revenue                             $  450,553        $  495,356        $1,321,329        $1,495,553
                                          ==========        ==========        ==========        ==========


NOTE 5 -- SENIOR CREDIT FACILITY

In August 1999, the Company entered into a four year unsecured revolving Senior Credit Facility with several major financial institutions for $900 million. As of February 13, 2002, this amount was reduced to a total of $500 million. Interest may be determined on a Eurodollar or base rate (as defined in the credit facility) basis at the Company's option. The credit agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. As of December 31, 2001, the Company had no borrowings under the credit arrangement.

INDEPENDENT ACCOUNTANTS' REPORT


Compuware Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of December 31, 2001, and the related condensed consolidated statements of operations for the three-month and nine-month periods and cash flows for the nine-month periods ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


Detroit, Michigan
January 22, 2002

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of income as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                             Percentage of                          Percentage of
                                             Total Revenues                        Total Revenues
                                       ------------------------               ------------------------
                                          Three Months Ended                     Nine Months Ended
                                             December 31,         Period-           December 31,          Period-
                                       ------------------------  to-Period    ------------------------   to-Period
                                           2001        2000        Change         2001        2000         Change
                                       -----------  -----------  -----------  -----------  -----------   -----------
REVENUES:
  Software license fees                   27.9%        24.9%         2.1%        23.3%        23.9%       (13.8%)
  Maintenance fees                        23.7         23.2         (7.3)        24.8         23.1         (5.3)
  Professional services fees              48.4         51.9        (15.2)        51.9         53.0        (13.5)
                                         -----        -----                     -----        -----
     Total revenues                      100.0        100.0         (9.0)       100.0        100.0        (11.6)
                                         -----        -----                     -----        -----

OPERATING EXPENSES:
  Cost of software license fees            2.0          1.9         (5.6)         2.1          2.0         (8.0)
  Cost of maintenance                      2.2          2.7        (26.7)         2.3          2.7        (24.2)
  Cost of professional services           48.0         49.5        (11.7)        50.5         52.6        (15.2)
  Software product development             6.4          5.0         15.9          5.8          4.9          4.5
  Sales and marketing                     23.7         22.1         (2.2)        22.5         22.7        (12.5)
  Administrative and general               8.4          7.2          5.4          7.0          7.1        (12.5)
                                         -----        -----                     -----        -----
     Total operating expenses             90.7         88.4         (6.7)        90.2         92.0        (13.4)
                                         -----        -----                     -----        -----
Income from operations                     9.3         11.6        (26.8)         9.8          8.0          8.1
Other income (expense):
   Interest and investment income          1.6          1.6         (7.5)         1.6          1.5         (2.3)
   Interest expense                       (0.3)        (1.5)        83.6         (0.3)        (1.7)        79.5
                                         -----        -----                     -----        -----
     Total other income (expense)          1.3          0.1        990.5          1.3         (0.2)       580.8
                                         -----        -----                     -----        -----
 Income before income taxes               10.6         11.7        (17.2)        11.1          7.8         25.1
   Income tax provision                    4.0          4.4        (17.2)         4.2          3.0         25.1
                                         -----        -----                     -----        -----
 Net income                                6.6%         7.3%       (17.2%)        6.9%         4.8%        25.1%
                                         =====        =====                     =====        =====

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

The following table indicates certain operational data after excluding amortization of intangible assets acquired as a result of acquisitions (dollars in thousands):

                                         Three Months Ended                       Nine Months Ended
                                            December 31,           Period-           December 31,           Period-
                                       ------------------------   to-Period     -----------------------    to-Period
                                           2001        2000        Change         2001        2000          Change
                                       -----------  -----------  -----------  -----------  ------------  -----------

Income before income taxes               $ 48,047      $ 58,000       (17.2%)    $146,210      $116,908        25.1%
Amortization of goodwill *                 18,830         9,691        94.3        38,042        29,078        30.8
Amortization of purchased
software                                    3,945         4,085        (3.4)       12,022        12,004         0.1
                                         --------      --------                  --------      --------
  Income before income taxes and
    amortization of acquired
    intangibles                            70,822        71,776        (1.3)      196,274       157,990        24.2
                                         --------      --------                  --------      --------
Income tax provision                       21,530        25,029       (14.0)       64,515        53,280        21.1
                                         --------      --------                  --------      --------
  Net income before amortization of
    acquired intangibles                 $ 49,292      $ 46,747         5.4%     $131,759      $104,710        25.8%
                                         ========      ========                  ========      ========

* Amortization of goodwill during the third quarter of 2002 included $9.3 million associated with the transfer of the engineering business discussed in the Professional Services Revenue section below.

We operate in two business segments in the technology industry: products and professional services. References to years are to fiscal years ended March 31.

PRODUCTS REVENUE

Our products are designed to support four key activities within the application development process: development and integration, quality assurance, production readiness and performance management of the application to optimize performance in production. Products revenue consists of software license fees and maintenance fees and comprised 51.6% and 48.1% of total Company revenue during the third quarter of 2002 and 2001, respectively, and 48.1% and 47.0% of total Company revenue during the first nine months of 2002 and 2001, respectively. S/390 product revenue (mainframe revenue) increased $2.3 million or 1.2% during the third quarter of 2002 to $190.2 million from $187.9 million during the third quarter of 2001 and decreased $59.6 million or 10.4% during the first nine months of 2002 to $512.8 million from $572.4 million during the first nine months of 2001. Revenue from distributed software products decreased $8.1 million or 16.2% during the third quarter of 2002 to $42.4 million from $50.5 million during the third quarter of 2001 and $7.9 million or 6.1% during the first nine months of 2002 to $122.7 million from $130.6 million during the first nine months of 2001.

The overall decline in products revenue for the quarter was primarily attributable to a decrease in maintenance fees, offset, in part, by an increase in license fees. Maintenance fees decreased $8.4 million or 7.3% to $106.8 million during the third quarter of 2002 from $115.2 million during the third quarter of 2001. The decrease in maintenance fees was primarily attributable to lower license fees during the first half of 2002 and to market pressure on renewal rates and values. License revenue increased $2.5 million or 2.1% during the third quarter of 2002 to $125.7 million from $123.2 million during the third quarter of 2001. License fee revenue was positively impacted during the third quarter by an increase in mainframe sales to large customers in North America.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


The overall decline in products revenue for the first nine months of 2002 was primarily attributable to a decrease in license fees. License fees decreased $49.2 million or 13.8% to $308.2 million during the first nine months of 2002 from $357.4 million during the first nine months of 2001. Maintenance fees decreased $18.2 million or 5.3% to $327.4 million during the first nine months of 2002 from $345.6 million during the first nine months of 2001. Products revenue in the first nine months of 2002 was negatively impacted by fluctuations in foreign currencies and a decrease in customer demand, primarily in the United States. In constant dollars, products revenue would have been $650.5 million during the first nine months of 2002 compared to $703.0 million during the first nine months of 2001. This represents an overall decline in constant U.S. dollars of $52.5 million, or 7.5%, compared to an actual decline of $67.5 million, or 9.6%.

We support clients with product transactions covering multiple years and allowing deferred payment terms. The contract price is allocated between maintenance for the term of the deal and license revenue. All license revenue associated with these perpetual license agreements is recognized when the customer commits unconditionally to the transaction, the software products and quantities are fixed and the software has been shipped to the customer. License revenue associated with transactions that include an option to exchange or select products in the future has been deferred and is recognized over the term of the deal. When the license portion is paid over a number of years, the license portion of the payment stream is discounted to its net present value. Interest income is recognized over the payment term. The maintenance associated with all sales has been deferred and is recognized over the applicable maintenance period.

Products revenue by geographic location is presented in the table below (in thousands):

                                      Three Months Ended           Nine Months Ended
                                         December 31,                 December 31,
                                    ----------------------      ----------------------
                                      2001          2000          2001          2000
                                    --------      --------      --------      --------

United States                       $151,237      $139,669      $401,527      $443,243
European subsidiaries                 54,635        65,990       159,687       172,556
Other international operations        26,675        32,738        74,290        87,188
                                    --------      --------      --------      --------
Total products revenue              $232,547      $238,397      $635,504      $702,987
                                    ========      ========      ========      ========

PROFESSIONAL SERVICES REVENUE

We offer a broad range of information technology professional services, including business systems analysis, design and programming, software conversion and system planning and consulting. Professional services fees are recognized in the period the services are performed provided that collection of the related receivable is deemed probable. Revenue from professional services decreased $39.0 million or 15.2% during the third quarter of 2002 to $218.0 million from $257.0 million during the third quarter of 2001 and decreased $106.8 million or 13.5% during the first nine months of 2002 to $685.8 million from $792.6 million during the

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


first nine months of 2001. The decreases in revenue were due primarily to a reduction in customer demand for professional services.

On December 1, 2001, we transferred our engineering business to an unrelated third party. This transfer reduced revenue approximately $2 million for the third quarter of 2002. Professional services revenue associated with this line of business was approximately $5.3 million during the third quarter of 2002 and $21.1 million for the first nine months of 2002. This change allows us to further focus on our core professional services business.

Effective January 1, 2002, we assigned our prime contract with a client to a company in which we have a minority equity investment and simultaneously entered into an agreement with this company to become a subcontractor providing services for the client. Had this assignment occurred at the beginning of fiscal 2002, we estimate professional services revenue would have been reduced by approximately $12 million during each of the past three quarters. We expect minimal improvement to the professional services operating margin as a result of this assignment.

Professional services revenue by geographic location is presented in the table below (in thousands):

                                      Three Months Ended          Nine Months Ended
                                          December 31,                December 31,
                                    ----------------------      ----------------------
                                      2001          2000          2001          2000
                                    --------      --------      --------      --------
United States                       $195,229      $233,906      $614,579      $724,945
European subsidiaries                 21,942        21,762        68,652        62,519
Other international operations           835         1,291         2,594         5,102
                                    --------      --------      --------      --------
Total services revenue              $218,006      $256,959      $685,825      $792,566
                                    ========      ========      ========      ========

OPERATING PROFIT AND EXPENSES

We evaluate the performance of our segments based primarily on operating profit before corporate expenses.

Financial information for the products segment is as follows (in thousands):

                                 Three Months Ended         Nine Months Ended
                                    December 31,               December 31,
                               ----------------------      ----------------------
                                 2001          2000          2001          2000
                               --------      --------      --------      --------
Revenue                        $232,547      $238,397      $635,504      $702,987
Operating expenses              154,388       156,900       430,938       482,059
                               --------      --------      --------      --------
Products operating profit      $ 78,159      $ 81,497      $204,566      $220,928
                               ========      ========      ========      ========

The products segment generated operating margins of 33.6% and 34.2% during the third quarter of 2002 and 2001, respectively, and 32.2% and 31.4% during the first nine months of 2002 and 2001, respectively. Products expenses include cost of software license fees, cost of maintenance, software product development costs, and sales and marketing expenses. For the third quarter of 2002, the decrease in operating margin was primarily a result of a decrease in products revenue while products expenses, as a whole, have remained fairly constant. For the first nine months of 2002, the increase in operating margin was primarily a result of decreases in the cost of maintenance and sales and marketing expenses as discussed below.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


Cost of software license fees includes amortization of capitalized software, the cost of preparing and disseminating products to customers and the cost of author royalties. For the third quarter of 2002, the decrease in these costs was due primarily to decreased amortization of purchased software and decreased salary and benefits associated with lower employee headcount. For the first nine months of 2002, the decrease in these costs was due primarily to decreases in author royalties, decreased salary and benefits and decreased printing costs, offset, in part, by an increase in amortization of internally capitalized projects associated with EcoSYSTEMS, NuMega QALoad, Uniface, AbendAID, FileAID and Xpediter. As a percentage of software license fees, cost of software license fees were 7.2% and 7.8% in the third quarter of 2002 and 2001, respectively, and 8.8% and 8.3% in the first nine months of 2002 and 2001, respectively.

Cost of maintenance consists of the cost of maintenance programmers and product support personnel and the computing, facilities and benefits costs allocated to such personnel. The decreases in cost of maintenance were due primarily to the decreases in salary and benefits associated with lower employee headcount, reduced travel expenses and reduced costs of corporate systems. As a percentage of maintenance fees, these costs were 9.0% and 11.4% for the third quarter of 2002 and 2001, respectively, and 9.1% and 11.4% for the first nine months of 2002 and 2001, respectively.

Software product development costs consist of the cost of programming personnel, the facilities, computing and benefits costs allocated to such personnel and the costs of preparing user and installation guides for the Company's software products, less the amount of software development costs capitalized during the period. The increases in these costs were due primarily to recording a liability on leased office space that is no longer utilized as a result of the consolidation of development facilities. This expense is offset, in part, by efficiencies gained by the consolidation of the development labs and reduction in the use of outside consultants. Capitalization of internally developed software products begins when technological feasibility of the product is established. Before the capitalization of internally developed software products, total research and development expenditures for the third quarter of 2002 increased $3.5 million, or 11.9%, to $32.8 million from $29.3 million for the third quarter of 2001 and for the first nine months of 2002 increased $2.7 million, or 3.3%, to $86.7 million from $84.0 million for the first nine months of 2001.

Sales and marketing costs consist of the sales and marketing expenses associated with the products business, which include costs of direct sales, sales support and marketing staff, the facilities and benefits costs allocated to such personnel and the costs of marketing and sales incentive programs. For the third quarter of 2002, the decrease in sales and marketing costs was primarily attributable to decreases in bonuses, distributor commissions and travel, offset, in part, by a rent accrual on leased space that is no longer utilized due to the consolidation of sales offices. For the first nine months of 2002, the decrease in sales and marketing costs was largely attributable to decreases in salary and benefits associated with a lower employee headcount, decreased advertising expenditures and lower sales commissions and bonuses associated with decreased product sales. The direct sales and sales support staff decreased by 522 to 2,174 people at December 31, 2001, as compared to 2,696 at December 31, 2000.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Financial information for the professional services segment is as follows (in thousands):

                                Three Months Ended           Nine Months Ended
                                    December 31,               December 31,
                               ----------------------      ---------------------
                                 2001          2000          2001          2000
                               --------      --------      --------      --------
Revenue                        $218,006      $256,959      $685,825      $792,566
Operating expenses              216,388       245,198       666,958       786,448
                               --------      --------      --------      --------
Services operating profit      $  1,618      $ 11,761      $ 18,867      $  6,118
                               ========      ========      ========      ========


The professional services segment generated operating margins of 0.7% and 4.6% during the third quarter of 2002 and 2001, respectively, and 2.8% and 0.8% during the first nine months of 2002 and 2001, respectively. The decrease in the professional services operating margin for the third quarter of 2002 compared to the third quarter of 2001 was primarily attributable to decreases in revenue due to decreased utilization of billable staff, offset, in part, by significant decreases in costs due to reductions in salaries, commissions, advertising, and decreased use of subcontractors for special services. The increase in the professional services operating margin for the first nine months of 2002 compared to the first nine months of 2001 was primarily due to significant decreases in cost of professional services due to reductions in staff, commissions, advertising, and decreased use of subcontractors for special services. Cost of professional services includes all costs of the professional services business, including the personnel costs of the professional, management and administrative staff of the services business and the facilities and benefits costs allocated to such personnel. The professional billable staff decreased by 1,502 people to 6,973 people at December 31, 2001 from 8,475 people at December 31, 2000.

Administrative and general expenses increased $1.9 million, or 5.4%, during the third quarter of 2002 to $37.7 million from $35.8 million during the third quarter of 2001 and decreased $13.4 million, or 12.5%, during the first nine months of 2002 to $93.4 million from $106.8 million during the first nine months of 2001. The increase in administrative and general expenses during the quarter was primarily attributable to an increase of $9.3 million in goodwill amortization expense associated with the transfer of the engineering services business, offset, in part, by decreased charges against investments in joint ventures. These charges against investments in joint ventures were incurred over several quarters of 2001 explaining the decrease in administrative and general expenses for the first nine months of 2002 compared to the first nine months of 2001.

Interest and investment income for the third quarter of 2002 was $7.2 million compared to $7.8 million in the third quarter of 2001, and for the first nine months of 2002 interest and investment income was $21.3 million compared to $21.8 million in the first nine months of 2001. These decreases were due to lower interest earnings on investments due to reduced interest rates, offset, in part, by increased interest related to customers' deferred installments. Interest expense for the third quarter of 2002 was $1.2 million compared to $7.2 million in the third quarter of 2001, and for the first nine months of 2002 was $5.2 million compared to $25.2 million in the first nine months of 2001. These decreases in interest expense were primarily attributable to the July 2001 payoff of debts previously outstanding under the Senior Credit Facility discussed in the Liquidity and Capital Resources section below.

We account for income taxes using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax provision was $18.3 million and $22.0 million in the third quarter of 2002 and 2001, respectively, and $55.6 million and $44.4 million in the first nine months of 2002 and 2001, respectively, each of which represents an effective tax rate of 38%.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, cash and investments totaled approximately $318.0 million. During the first nine months of 2002 and 2001, cash flow from operations was $259.6 million and $196.6 million, respectively. The increased operating cash flow is generated, in part, from the collection of the current portion of prior years' installment receivables as reflected in the decrease in total accounts receivable. During these periods, capital expenditures included property and equipment, capitalized research and software development, and purchased software of $66.6 million and $35.7 million, respectively.

As of December 31, 2001, there was no long-term debt, compared to $278.0 million as of December 31, 2000. This balance represented borrowings under the Senior Credit Facility.

As of February 13, 2002, the Senior Credit Facility was reduced to a total of $500 million available. Interest may be determined on a Eurodollar or base rate (as defined in the credit facility) basis at the Company's option. The credit agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice.

We believe available cash resources including the amount available under the Senior Credit Facility, together with cash flow from operations, will be sufficient to meet our cash needs for the foreseeable future.

Although there were no acquisitions during the first nine months of 2002, we continue to evaluate business acquisition opportunities that fit our strategic plans.

We are building a new corporate headquarters office tower with a current estimated cost of $350 million for the building and an estimated $50 million for furniture and fixtures. Cash outlays will have no impact on the results of operations until the building is fully occupied, in calendar 2003, at which point, the depreciation will result in an annual expense of approximately $17 million. This will be partially offset by the savings realized by the consolidation of offices. Capital expenditures to date total $76.6 million. Cash outlays for the remainder of fiscal year 2002 are expected to be approximately $53.0 million. Currently, we intend to fund the building using cash flow from operations.



RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting be used for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Company is required to adopt this statement for the year ending March 31, 2003. SFAS 142 requires that goodwill no longer be amortized but instead be tested for impairment at least annually and that indefinite lived intangible assets be amortized over their useful lives. The Company has not yet determined the impact that this statement will have on its financial position or results of operations.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds.

         (c) Effective November 16, 2001, in connection with the settlement of certain litigation with a former customer, Heidtman Steel, Inc., the Company agreed to issue a warrant to purchase up to 1,000,000 shares of its common stock in a private placement transaction for a total of approximately $2.8 million in cash and a mutual release of claims. The exercise price of the warrant is $10.51 per share, which may be paid in cash or through a cashless exercise procedure. The warrant is exercisable until the earlier of (1) November 16, 2004 or (2) the sixth business day after the Company's last reported stock price averages $20.00 for five trading days. The warrant is not assignable except to the holder's parent or a subsidiary of the holder. The Company will issue the stock to be issued upon exercise of the warrant, to an accredited investor without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon Section 4(2) of the Act. The Company relied upon this exemption based upon the existence of only a single offeree and purchaser, the provision of financial and other information concerning the Company to the purchaser, investment representations made by the purchaser, the lack of general solicitation, and actions taken by the Company to restrict resale of the warrant and the underlying shares without registration, including the placement of restrictive legends on the warrant and the share certificates.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

              Exhibit
              Number       Description of Document

                 4.1       Warrant dated November 16, 2001
                  15       Independent Accountants' Awareness Letter

         (b) Reports on Form 8-K.

         None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               COMPUWARE CORPORATION


Date:         February 13, 2002                By: /s/ Joseph A. Nathan
              -----------------                   -------------------------

                                               Joseph A. Nathan
                                               President






Date:         February 13, 2002                By: /s/ Laura L. Fournier
              -----------------                   -------------------------
                                               Laura L. Fournier
                                               Senior Vice President
                                               Chief Financial Officer

                                 EXHIBIT INDEX


              Exhibit
              Number       Description of Document

                 4.1       Warrant dated November 16, 2001
                  15       Independent Accountants' Awareness Letter