Form 10-K
period 2002-03-31
COMPUWARE CORPORATION
filed 2002-06-25
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            (Mark One)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                            ----------  -----------
                         Commission File Number: 0-20900

                              COMPUWARE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MICHIGAN                                          38-2007430
-------------------------------                            ----------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There were 375,890,681 shares of $.01 par value common stock outstanding as of June 14, 2002. The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the common stock on June 14, 2002 of $7.13 as reported on the Nasdaq Stock Market, was approximately $2,447,092,441. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 2002 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated by reference in Part III.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                                    FORM 10-K
                                TABLE OF CONTENTS

Item
Number                                                                                    Page
------                                                                                    ----

                                     PART I

1.     Business                                                                             3

       Executive Officers of the Registrant                                                12

2.     Properties                                                                          14

3.     Legal Proceedings                                                                   14

4.     Submission of Matters to a Vote of Security Holders                                 14


                                     PART II

5.     Market for the Registrant's Common Equity and Related Stockholder
       Matters                                                                             15

6.     Selected Consolidated Financial Data                                                16

7.     Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                               17

7A.    Quantitative and Qualitative Disclosure about Market Risk                           28

8.     Consolidated Financial Statements and Supplementary Data                            30

9.     Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure                                                                50

                                    PART III

10.    Directors and Executive Officers of the Registrant                                  51

11.    Executive Compensation                                                              51

12.    Security Ownership of Certain Beneficial Owners and Management                      51

13.    Certain Relationships and Related Transactions                                      51

                                     PART IV

14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K                      52

                                     PART I

ITEM 1

BUSINESS


We provide software products and professional services designed to increase the productivity of the information technology departments of businesses worldwide. In the early years of our company, we focused on offering professional services and mainframe products in the testing and implementation environment where we gained extensive experience and established long-term customer relationships. Over the past several years, we have expanded our presence into the distributed and web systems markets, offering products and professional services in the application development and integration, quality assurance, production readiness and production availability areas of the application life cycle.

We were incorporated in Michigan in 1973. Our executive offices are located at 31440 Northwestern Highway, Farmington Hills, Michigan 48334-2564, and our telephone number is (248) 737-7300.

We operate in two business segments in the software industry: products and services. See note 11 of Notes to Consolidated Financial Statements.

The following discussion may contain certain forward-looking statements within the meaning of the federal securities laws. Numerous important factors, including those discussed under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Forward-Looking Statements could cause actual results to differ materially from those indicated by such forward-looking statements.

In the fourth quarter of 2002, we adopted a restructuring plan which will reorganize our operating divisions, primarily the professional services segment. For a discussion of this restructuring, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring and Goodwill Amortization and Impairment Charges.


OUR BUSINESS STRATEGY

Our focus is to provide products and professional services to improve the productivity of mainframe, distributed and web developers, testers and operations staff in businesses worldwide. Companies with information technology departments invest substantial resources to build and maintain large, complex, mission-critical applications. As a result, this target market can benefit most from our products and services offerings.

The applications process includes four primary phases: 1) the application development phase in which software source code is created, integrated with existing applications and modified over time; 2) the testing phase, in which application software is executed, debugged, tested and maintained in a series of repetitive, ongoing cycles for the life of the application; 3) the performance testing phase, when an application is tested under simulated production conditions to ensure it will function well once implemented; and 4) the production phase in which the performance and availability of operating systems, databases, servers, applications and networks is monitored and managed.

On March 31, 2002, we began to operate under our new geography-based organizational structure. Our products and professional services organizations are now combined under one geographic leadership structure that spans seven regions, three in North America and four internationally.

PRODUCTS

The following table sets forth, for the periods indicated, a breakdown of revenue by product line and the percentage of total revenues for each line (in thousands):


                                                      YEAR ENDED MARCH 31,                 PERCENTAGE OF TOTAL REVENUES
                                          ----------------------------------------------- ----------------------------------
PRODUCT REVENUE                                 2002            2001            2000        2002        2001       2000
                                          --------------- --------------- --------------- ----------- ---------- -----------
File-AID                                      $ 230,820       $ 259,835      $  381,109     13.4%      12.9%       17.1%
Abend-AID                                       186,827         211,375         311,521     10.8       10.5        14.0
XPEDITER                                        136,848         142,123         204,542      7.9        7.1         9.2
QACenter Mainframe                               30,880          45,969          79,163      1.8        2.3         3.5
STROBE                                          101,911         103,476          54,938      5.9        5.2         2.4
                                              ---------       ---------      ----------     ----       ----        ----
    Total Mainframe Revenue                     687,286         762,778       1,031,273     39.8       38.0        46.2
                                              ---------       ---------      ----------     ----       ----        ----
UNIFACE and Optimal                              43,353          43,083          78,943      2.5        2.1         3.5
File-AID/Client Server                            5,303           8,911          10,889      0.3        0.4         0.5
DevPartner                                       26,722          35,944          37,801      1.6        1.8         1.7
QACenter Distributed                             31,221          37,389          38,392      1.8        1.9         1.7
Vantage                                          57,497          64,001          54,656      3.3        3.2         2.5
                                              ---------       ---------      ----------     ----       ----        ----
    Total Distributed Product Revenue           164,096         189,328         220,681      9.5        9.4         9.9
                                              ---------       ---------      ----------     ----       ----        ----
    Total Product Revenue                     $ 851,382       $ 952,106      $1,251,954     49.3%      47.4%       56.1%
                                              =========       =========      ==========     ====       ====        ====



COMPUWARE SOFTWARE PRODUCTS AND THE APPLICATION LIFE CYCLE

Our software products enhance every step in the application life cycle, from application development and quality assurance to production readiness and availability, for mainframe and distributed platforms.

APPLICATION DEVELOPMENT AND INTEGRATION--Productivity gains are achieved by using our Abend-AID, DevPartner, File-AID, Optimal, QACenter, STROBE, UNIFACE, Vantage and XPEDITER products.

QUALITY ASSURANCE--The Abend-AID, DevPartner, File-AID, QACenter, STROBE and XPEDITER tools are used to automate the multiple, complex steps of thorough application testing.

PRODUCTION READINESS--The Abend-AID, DevPartner, File-AID, QACenter, STROBE and Vantage product lines are used to ready applications for production.

PRODUCTION AVAILABILITY--The Abend-AID, File-AID, QACenter, STROBE, Vantage and XPEDITER product lines are used to find and fix application, server and/or network performance problems before they affect end users.

MAINFRAME MARKET

We believe that the market for mainframe products is well defined, and that our mainframe products will continue to be in demand as the drive to extend legacy applications into distributed environments continues to emphasize the need for reliable, high-volume servers.

We intend to remain focused on developing, marketing and supporting high quality software tools both to support traditional uses of the mainframe and to enhance the efforts of IT staff who are working to web-enable their legacy applications portfolio. We believe that our longstanding customer relationships and brand equity in this arena will help us continue to improve the benefits our customers receive from our mainframe products. In addition, we continue to pursue product integration opportunities to increase the value that our customers obtain from the use of our products, to enhance the synergy among the functional groups working on key application projects and to make the entire process more streamlined, automated and repeatable.

MAINFRAME SOFTWARE PRODUCTS

Our mainframe products focus on improving the productivity of programmers and analysts in analysis, unit testing, functional testing, performance testing, defect removal, fault management, file and data management and application performance management in the OS/390 and z/OS series environments.

Our mainframe products are functionally rich, are focused on user needs and require minimal user training. We strive to ensure a common look and feel across our products and emphasize ease of use in all aspects of product design and functionality. Most products can be used immediately without modification of customer development practices and standards and can be quickly integrated into day-to-day testing, debugging and maintenance activities.

Our mainframe products are grouped into the following five product lines:

FILE-AID PRODUCTS
FILE-AID products provide a consistent, familiar and secure method for IT professionals to access data across all strategic environments in order to automate the creation of test data, move and convert large volumes of data between platforms, quickly resolve production data problems and manage ongoing changes to data and databases.

ABEND-AID PRODUCTS
ABEND-AID products assist programmers in more quickly and accurately analyzing and diagnosing software errors that occur during testing and implementation. These errors, which result in the abnormal end of the application execution, must be corrected before the program at fault can be restarted.

XPEDITER PRODUCTS
XPEDITER interactive debugging products enable programmers to identify and resolve errors in complex software efficiently and accurately, ensuring that all of the software code has actually executed during a test run. These products also help web-enable legacy applications by identifying and converting presentation and business logic code.

QACENTER MAINFRAME PRODUCTS
QAHIPERSTATION products deliver complete testing functionality for automating test creation and execution, test results analysis and documentation. The products simulate the on-line systems environment, allowing programmers to test on-line applications under production conditions without requiring actual users at terminals. In addition, these products capture production transactions, allow test data to be created by modification of these transactions and then execute application programs using the test data in a simulated on-line environment.

STROBE PRODUCTS
Our STROBE MVS Application Performance Management and iSTROBE Application Performance Analysis System product lines work together to help clients locate and eliminate sources of excessive resource demands during every phase of an application's life cycle. Features in both product lines support an extensive array of subsystems, databases and languages.


DISTRIBUTED SYSTEMS MARKET

In contrast to the mainframe market, the distributed systems market is characterized by multiple hardware, software and network configurations. Combined with the more recent push to web-enable products, IT organizations find themselves under increasing pressure to rapidly create reliable, top-performing e-business applications, despite an exponential increase in environment complexity. We believe our distributed and web products address these challenges and that we are well positioned to market distributed development, integration, functional and performance testing and application management software to our target markets.

DISTRIBUTED SOFTWARE PRODUCTS

Our distributed products focus on improving the productivity of programmers and analysts in requirements management, application creation, unit and functional testing, application performance, capacity planning, application profiling, server availability, network availability and application availability in platforms such as WIN95/98/NT, DC2000, AIX and Solaris.

Our distributed systems software products are grouped in six product lines:
UNIFACE, Optimal, File-AID/CS, DevPartner, QACenter and Vantage.

UNIFACE AND OPTIMAL PRODUCTS
UNIFACE, our distributed systems application development product, is designed to assist software developers in the creation, integration, deployment and maintenance of complex distributed applications. UNIFACE enables software developers to create applications that are not tied to any specific hardware platform, operating system, database management system or graphical user interface. Application objects are captured in a central repository, which permits their reuse in the development of technology-independent applications and allows for easier management and maintenance of applications. In addition, UNIFACE insulates application development and deployment from the individual technical components that comprise a computing environment. This reduces development and maintenance costs and allows e-business applications to be developed rapidly using existing, proven legacy code.

OPTIMALJ is our Java development product. OptimalJ accelerates application delivery by simplifying Java development, allowing developers of varying experience levels to rapidly produce reliable J2EE business applications. OptimalJ generates complete, working applications directly from a visual model, using sophisticated patterns to implement accepted best practices for coding to J2EE specifications.

OPTIMALVIEW is our business integration portal product. As a packaged, web-based portal application, OptimalView enables customers to quickly implement an integrating platform to help bring together the diverse array of custom-built and packaged applications and web services that many companies have assembled over a period of time. OptimalView brings these applications together in a single desktop portal with powerful integration and administrative functions, making it possible for a customer's IT department to effectively manage the "home-base" desktop of every employee in its organization.

OPTIMALFLOW is our business process automation and business process modeling product that automates the execution of business tasks running within and across an organization. OptimalFlow helps solution architects model and automate business processes and tasks by aligning and connecting the process to the application environment for improved workflow execution. This creates a more efficient and effective organization that benefits from faster process-cycle times, improved time-to-market, greater cost effectiveness and better customer service through improved response times.

FILE-AID/CLIENT SERVER
FILE-AID/CLIENT SERVER is a comprehensive data management tool designed to save time and reduce the level of expertise required to manipulate data during the development, testing and support of distributed systems applications. File-AID/Client Server offers a range of functionality including the ability to extract, load, transform, move, compare, edit and view data without having to be an expert in each database environment. File-AID/Client Server eliminates the need to write programs, scripts or SQL or use multiple utilities.

DEVPARTNER PRODUCTS
DEVPARTNER STUDIO is a suite of integrated development tools that help developers automatically detect, diagnose and facilitate resolution of software errors; maximize code performance; and ensure optimum code coverage and testing. DevPartner Studio has specific editions for Java, Visual Basic and C++.

DEVPARTNER STUDIO ENTERPRISE EDITION combines powerful error detection, performance, coverage, requirements management, testing and deployment tools with comprehensive project tracking, defect management, task management and workflow automation. DevPartner Studio Enterprise Edition supports Microsoft Visual C++, Microsoft Visual Basic, Java and ASP.

DRIVERSTUDIO products help developers create code that enables operating systems to communicate with peripheral devices such as printers, scanners and the Internet. The DriverStudio product line includes DriverStudio and SoftICE Driver Suite.

DEVPARTNERDB simplifies rapid, high-quality development by helping developers debug stored procedures and tune SQL statements. DevPartnerDB has specific editions that support Oracle, Microsoft SQL Server and Sybase.

QACENTER DISTRIBUTED PRODUCTS
QACENTER delivers a unique offering of automated testing products and solutions designed to validate applications running in the full spectrum of environments, isolate and correct problems and ensure that systems can handle anticipated load--before applications go live. The QACenter products include:

QARUN--A functional test automation tool that allows organizations to validate business-critical applications whether client/server, e-commerce (web/Java) or CRM/ERP.

QADIRECTOR--Provides the framework for managing the entire testing process from design through execution to analysis.

TRACKRECORD--A defect tracking and project status tool that serves as a central repository and communication hub for all development-related activities and test-related activities and data.

RECONCILE--An enterprise-wide requirements management system. It allows project teams to create, change, track, evaluate and report project requirements.

QALOAD--An automated load testing solution for client/server, ERP and e-commerce applications.

VANTAGE PRODUCTS
Vantage products allow IT professionals to manage, analyze and improve the performance of distributed applications in a variety of environments. The Vantage suite also helps IT organizations plan for and manage change and growth to distributed applications and their supporting infrastructure. Vantage products include:

CLIENTVANTAGE--Monitors the performance and availability of critical business applications at the point of delivery--the client user interface.

NETWORKVANTAGE--Provides a global view of application usage of critical shared network resources.

SERVERVANTAGE--Provides monitoring, alerting, troubleshooting and automated response throughout the server infrastructure.

VANTAGEVIEW--Provides an overall enterprise view of application performance and availability as well as access to the underlying performance metrics.

APPLICATION VANTAGE--Provides real-time application performance troubleshooting, analyzing the interaction between the application, the network and the supporting server infrastructure. Application Vantage is also integrated with the ClientVantage product for 24-hour a day, seven days a week exception-based performance analysis.

APPLICATION EXPERT--Analyzes transactions before applications are deployed and predicts how they will perform under production conditions--helping to diagnose where potential problems will occur. The WAN provisioning module determines the aggregate network loading from a defined population of users and application workloads to permit the "rightsizing" of expensive WAN links.

PREDICTOR--Predicts enterprise network behavior based on various scenarios such as changes in application mix, transaction volume, device outages and deployment of additional bandwidth.


PRODUCT MAINTENANCE AND CUSTOMER SUPPORT

We believe that effective support of our customers and products during both the trial period and for the license term is a substantial factor in product acceptance and subsequent new product sales. We believe our installed base is a significant asset and intend to continue to provide high levels of customer support and product upgrades to assure a continuing high level of customer satisfaction. In fiscal year 2002, we continued to experience a high customer maintenance renewal rate. We had 124 employees as of March 31, 2002 devoted to maintenance and customer support services.

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

Licensees have the option of renewing their maintenance agreements each year for an annual fee of up to 16% of the then current list price of the licensed product. They also have the option of committing to maintenance for longer terms, generally up to five years on a contractual basis. For fiscal years 2002, 2001 and 2000, maintenance fees represented approximately 25.1%, 22.7% and 19.4%, respectively, of our total revenues.


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

Our product development staff consisted of 771 employees as of March 31, 2002. Product development is performed primarily at our headquarters in Farmington Hills, Michigan, and at our offices in Amsterdam, The Netherlands, Cambridge, Massachusetts, La Jolla, California, and Nashua, New Hampshire.

Total internal research and development costs were $115.6 million, $116.1 million and $95.6 million during fiscal 2002, 2001 and 2000, respectively.

Our software products are distributed as object code on standard magnetic cartridges, diskettes and CDs, together with printed documentation. We also send product electronically. We purchase cartridges, diskettes, CDs and documentation printing from outside vendors. The product duplication, packing and distribution to our customers is performed at our production center in West Bloomfield, Michigan.


PROFESSIONAL SERVICES

We offer a broad range of IT staff supplementation services for distributed systems and mainframe environments. Our offerings include IT technical staffing and project assistance, e-business and wireless development and ERP implementation. We also provide application life cycle management assistance for outsourcing customers' application development and maintenance activities as well as services for Compuware-owned products that enhance their value.

We believe that the demand for professional services will continue to be driven by the need to control costs, the significant level of resources necessary to support complex and rapidly changing hardware, software and communication technologies and the need for a larger technical staff for ongoing maintenance. Our business approach to professional services delivery emphasizes hiring experienced staff, extensive ongoing training, high staff utilization and immediate, productive deployment of new personnel at client accounts.

Our objective in the professional services division is to create long term relationships with customers in which our professional staff joins with the customer's information technology organization to plan, design, program, implement and maintain technology-based solutions that achieve customer business goals. Typically, the professional services staff is integrated with the customer's development team on a specific application or project. Professional services staff work primarily at customer sites or at our professional services offices located throughout North America and Europe. We also have professional services operations in other international locations.

CUSTOMERS

Our products and professional services are used by the information technology departments of a wide variety of commercial and government organizations.

None of our customers accounted for 10% or more of our total revenues during any of the last three fiscal years. Approximately 45% of our professional services revenue was derived from our 10 highest billed customers. We believe that these customers will continue to represent a significant portion of the revenues of the professional services segment for at least the next twelve months. The loss of, or reduced demand for services from, any of our major services clients could have an adverse effect on the results of operations.


SALES AND MARKETING

We market software products primarily through a direct sales force in the United States, Canada, Europe, Japan, Asia/Pacific, Brazil, Mexico and South Africa as well as through independent distributors in 28 other countries. Our combined products sales and marketing staff as of March 31, 2002 totaled 1,951 worldwide.

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


COMPETITION

The markets for our software products are highly competitive and characterized by continual change and improvement in technology. Although no company competes with us across our entire product line, we consider over 40 firms to be directly competitive with one or more of our products. Our competitors include BMC Software, Inc., Computer Associates International, Inc., International Business Machines Corporation (IBM), Mercury Interactive Corporation, Oracle Corporation and Rational Software Corporation. Some of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. The principal competitive factors affecting the market for our software products include: responsiveness to customer needs, functionality, performance, reliability, ease of use, quality of customer support, vendor reputation and price. We believe, based on our current market position, that we have competed effectively in the software products marketplace. Nevertheless, a variety of external and internal events and circumstances could adversely affect our competitive capacity. Our ability to remain competitive will depend, to a great extent, upon our performance in product development and customer support. To be successful in the future, we must respond promptly and effectively to the challenges of technological change and our competitors' innovations by continually enhancing our own product offerings.

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


PROPRIETARY RIGHTS

We regard our products as proprietary trade secrets and confidential information. We rely largely upon a combination of trade secret, copyright and trademark laws together with our license agreements with customers and our internal security systems, confidentiality procedures and employee agreements to maintain the trade secrecy of our products. We typically provide our products to users under nonexclusive, nontransferable, perpetual licenses. Under the general terms and conditions of our standard product license agreement, the licensed software may be used solely for the licensee's own internal operations on designated computers at specific sites. Under certain limited circumstances, we may be required to make source code for our products available to our customers under an escrow agreement, which restricts access to and use of the source code. Although we take steps to protect our trade secrets, there can be no assurance that misappropriation will not occur. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

In addition to trade secret protection, we seek to protect our software, documentation and other written materials under copyright law, which affords only limited protection. We also assert trademark rights in our product names. We have been granted 19 patents and have numerous patent applications pending for certain product technology and have plans to seek additional patents in the future. However, because the industry is characterized by rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current and future products or that any such assertion may not require us to enter into royalty arrangements which could require a partial payment to the third party upon sale of the product, or result in costly litigation.

EMPLOYEES

As of May 31, 2002, we employed 10,164 people worldwide, with 1,940 in products sales, sales support and marketing; 805 in research and development; 95 in product maintenance and customer support; 6,178 in professional services marketing and delivery and 1,146 in other general and administrative functions. Substantially all of our employees are not represented by a labor union. We have experienced no work stoppages and believe that our relations with our employees are good. Our success will depend in part on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software developers, professional services staff and sales and marketing personnel.


EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, who are elected by and serve at the discretion of our Board of Directors, are as follows as of June 14, 2002:

Name                      Age     Position
----                      ---     --------

Peter Karmanos, Jr.       59      Chairman of the Board and Chief
                                  Executive Officer

Joseph A. Nathan          49      President

Tommi A. White            51      Chief Operating Officer

Henry A. Jallos           53      Executive Vice President,
                                  Global Account Management

Laura L. Fournier         49      Senior Vice President, Chief Financial Officer
                                  (Chief Accounting Officer) and Treasurer



Peter Karmanos, Jr., is a founder of the Company and has served as Chairman of the Board since November 1978, as Chief Executive Officer since July 1987 and as President from January 1992 through October 1994.

Joseph A. Nathan has served as President since October 1994 and as Chief Operating Officer from October 1994 through October 2001. From December 1990 through October 1994, Mr. Nathan was Senior Vice President and Chief Operating Officer - Products Division.

Tommi A. White has served as Chief Operating Officer since October 2001. Ms. White joined Compuware in August 2001 as Executive Vice President responsible for evaluating, improving and implementing Compuware's organizational structure. Before joining Compuware, Ms. White spent nearly nine years at Kelly Services, Inc., most recently as Executive Vice President, Chief Administration and Technology Officer.

Henry A. Jallos has served as Executive Vice President, Global Account Management since October 2001 and as Executive Vice President, Products Division from September 1998 through October 2001. From August 1994 through August 1998, Mr. Jallos served as Senior Vice President, Worldwide Sales.

Laura L. Fournier has served as Senior Vice President, Chief Financial Officer and Treasurer since April 1998. Ms. Fournier was Corporate Controller from June 1995 through March 1998. From February 1990 through May 1995, Ms. Fournier was Director of Internal Audit.


SEGMENT INFORMATION; PAYMENT TERMS AND FOREIGN REVENUES

For a description of revenues and operating profit by segment for each of the last three fiscal years, see note 11 of Notes to Consolidated Financial Statements, included in Item 8 of this report. For a description of extended payment terms offered to some customers, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Product Revenue. The Company's foreign operations are subject to risks related to foreign exchange rates. For a discussion of this risk, see Item 7A Quantitative and Qualitative Disclosure about Market Risk. For financial information regarding geographic operations, see note 11 of Notes to Consolidated Financial Statements, included in Item 8 of this report.

ITEM 2.       PROPERTIES

Our executive offices, research and development, principal marketing, primary professional services office, customer service and support facilities are located in approximately 225,000 square feet that we own in an executive office park in Farmington Hills, Michigan. We also lease approximately 80,000 square feet in the same office park, as well as approximately 133,000 square feet in nearby Southfield. In addition, we own approximately 40,000 square feet in nearby West Bloomfield, Michigan which houses our production and distribution facilities. As further discussed in note 4 of Notes to Consolidated Financial Statements and in the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition and Results of Operations, we are building a new corporate headquarters office building within the city of Detroit which will consolidate our corporate office functions and Detroit-area operations.

We lease approximately 103 professional services and sales offices, including four remote product research and development facilities, with a presence in 47 countries.


ITEM 3.       LEGAL PROCEEDINGS

On March 12, 2002, we filed suit in the United States District Court for the Eastern District of Michigan against IBM alleging, among other things, infringement of our copyrights and misappropriation of our trade secrets with respect to our mainframe software tools, intentional interference with contractual relations with our employees and former employees, anti-trust law violations, tortious interference with our economic expectancy and various state law violations. We claim that IBM has copied and misappropriated portions of our mainframe software tools and has wrongfully used our technology to develop competing products. We also claim that IBM is using its monopoly power to engage in unlawful tying arrangements and is subverting competition on the merits by denying critical information to us and others in an effort to undermine our development efforts. The suit seeks injunctive relief and unspecified monetary damages, among other things, from IBM. While we currently believe we ultimately will benefit from this litigation, the impact of this action on our business relationship with IBM and our liquidity, financial position and results of operations are not determinable at the present time.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Our Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol CPWR. As of June 14, 2002, there were approximately 6,912 shareholders of record of Compuware Common Stock. We have not paid any cash dividends on our Common Stock since fiscal 1986, and we anticipate that for the foreseeable future, we will continue to retain our earnings for use in our business. The following table sets forth the range of high and low trading sale prices for our Common Stock for the periods indicated, all as reported by Nasdaq.


FISCAL YEAR ENDED MARCH 31, 2002                      HIGH                  LOW
  Fourth quarter                                    $14.00              $ 10.68
  Third quarter                                      13.68                 7.46
  Second quarter                                     14.50                 7.68
  First quarter                                      14.00                 8.50


FISCAL YEAR ENDED MARCH 31, 2001                      HIGH                  LOW
  Fourth quarter                                    $14.38              $  6.25
  Third quarter                                       9.25                 5.63
  Second quarter                                     11.25                 7.50
  First quarter                                      22.00                 9.25

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected statement of operations and balance sheet data presented below are derived from our audited consolidated financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

                                                                                     YEAR ENDED MARCH 31,
                                                          --------------------------------------------------------------------------
                                                               2002           2001            2000           1999            1998
                                                          -------------  -------------   ------------- -------------  --------------
                                                                        (In thousands, except earnings per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software license fees                                     $   417,631    $   495,572    $   819,247   $   683,354   $   467,251
  Maintenance fees                                              433,751        456,534        432,707       334,371       244,273
  Professional services fees                                    877,165      1,057,944        978,674       620,720       427,794
                                                            -----------    -----------    -----------   -----------   -----------
     Total revenues                                           1,728,547      2,010,050      2,230,628     1,638,445     1,139,318
                                                            -----------    -----------    -----------   -----------   -----------
Operating expenses:
  Cost of software license fees                                  36,255         39,551         30,739        28,097        22,874
  Cost of maintenance                                            39,662         53,076         45,367        37,286        31,203
  Cost of professional services                                 879,953      1,039,237        946,710       506,765       365,948
  Software product development                                  102,332        102,617         81,133        64,957        54,416
  Sales and marketing                                           396,324        451,719        467,060       418,019       325,793
  Administrative and general                                     73,670         89,126         64,800        73,516        54,593
  Goodwill amortization and impairment (1)                      426,344         42,092         25,586         4,817         4,372
  Restructuring and merger-related costs (1)                     46,930                                                     3,606
  Purchased research and development                                                           17,900         4,350         3,160
                                                            -----------    -------------  -----------   -----------   -----------
     Total operating expenses                                 2,001,470      1,817,418      1,679,295     1,137,807       865,965
                                                            -----------    -----------    -----------   -----------   -----------
Income (loss) from operations                                  (272,923)       192,632        551,333       500,638       273,353
Interest and investment income (expense), net                    22,076           (563)        10,443        29,403        17,417
                                                            -----------    -----------    -----------   -----------   -----------
Income (loss) before income taxes                              (250,847)       192,069        561,776       530,041       290,770
Income tax provision (benefit)                                   (5,592)        72,986        209,800       180,178        96,826
                                                            -----------    -----------    -----------   -----------   -----------
Net income (loss)                                           $  (245,255)   $   119,083    $   351,976   $   349,863   $   193,944
                                                            ===========    ===========    ===========   ===========   ===========

Basic earnings (loss) per share (2 and 3)                   $     (0.66)   $      0.33    $      0.98   $      0.95   $      0.55
Diluted earnings (loss) per share (2 and 3)                       (0.66)          0.32           0.91          0.87          0.50

Shares used in computing net income (loss) per share (3):
Basic earnings (loss) per share                                 371,786        365,192        358,560       366,734       352,274
Diluted earnings (loss) per share                               371,786        372,809        384,691       402,036       387,426


BALANCE SHEET DATA (AT PERIOD END):
Working capital                                             $   506,692    $   434,902    $   391,801   $   550,586   $   362,324
Total assets                                                  1,993,938      2,279,374      2,415,907     1,676,683     1,072,640
Long term debt                                                       --        140,000        450,000            --         6,956
Total shareholders' equity (4)                                1,189,851      1,377,372      1,203,872     1,079,522       708,296

(1) Amortization and impairment of goodwill during 2002 included $342.9 million associated with restructuring, $35.2 million associated with a change in technology related to distributed products and $9.3 million associated with the transfer of the engineering business discussed in the Professional Services Revenue section in Item 7 of this report. Restructuring costs in 2002 represent costs incurred with the reorganization of the operating divisions during the fourth quarter. See note 6 of Notes to Consolidated Financial Statements for more details on these charges. Merger costs in 1998 reflect costs incurred in connection with the acquisition, restructuring and integration of NuMega Technologies, Inc.

(2) See notes 1 and 9 of Notes to Consolidated Financial Statements for the basis of computing earnings per share.

(3)      Adjusted for the impact of stock splits during 1998 and 1999.

(4)      No dividends were paid during the periods presented.

         All prior years have been reclassified to conform to the 2002 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this report within the meaning of the federal securities laws and may make forward-looking statements on future filings with the Securities and Exchange Commission and in press releases and other communications. Forward-looking statements are identified by the use of the words "believes," "expects," "anticipates," "will," "contemplates," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect the Company's operating results, including without limitation those discussed below. These factors, risks and uncertainties could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by, or on behalf of, the Company. There can be no assurance that future results will meet expectations. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by applicable law, we do not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

- Our quarterly financial results vary and may be adversely affected by certain relatively fixed costs. Our product revenues vary from quarter to quarter. Net income may be disproportionately affected by a fluctuation in revenues because only a small portion of our expenses varies with revenues.
- Our success depends in part on our ability to develop product enhancements and new products which keep pace with continuing changes in technology and customer preferences.
- Approximately 24% of our revenue is derived from foreign sources. This exposes us to exchange rate risks on foreign currencies and to other international risks such as the need to comply with foreign and U.S. export laws, and the uncertainty of certain foreign economies.
- While we are expanding our focus on distributed software products, a majority of our revenue from software products is dependent on our customers' continued use of IBM and IBM-compatible mainframe products and on the acceptance of our pricing structure for software licenses and maintenance. The pricing of our software licenses and maintenance is under constant pressure from customers and competitive vendors.
- We regard our software as proprietary and attempt to protect it with copyrights, trademarks, trade secret laws and restrictions on disclosure, copying and transferring title. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.
- Although we have not received any material claims that our products infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current and future products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation.
- We depend on key employees and technical personnel. The loss of certain key employees or our inability to attract and retain other qualified employees could have a material adverse effect on our business.
- Our operating margins may decline. We do not compile margin analysis other than on a segment basis. However, we are aware that operating expenses associated with our distributed systems products are higher than those associated with our traditional mainframe products. Since we believe the best opportunities for revenue growth are in the distributed systems market, products operating margins could experience more pressure. In addition, operating margins in the professional services business are significantly impacted by small fluctuations in revenue since most costs are fixed during any short term period.
- The slowdown in the world economy could continue for an extended period and could cause customers to further delay or forego decisions to license new products or upgrades to their existing environments and this could adversely affect our operating results.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                                        PERCENTAGE OF                  PERIOD-TO-PERIOD
                                                        TOTAL REVENUES                       CHANGE
                                             ------------------------------------   ------------------------
                                                       FISCAL YEAR ENDED
                                                           MARCH 31,                   2001        2000
                                             ------------------------------------       TO          TO
                                                 2002        2001*        2000*        2002        2001
                                             -----------  ----------   -----------  ----------  -----------
Revenues:
   Software license fees                         24.2%        24.7%        36.7%      (15.7%)      (39.5%)
   Maintenance fees                              25.1         22.7         19.4        (5.0)         5.5
   Professional services fees                    50.7         52.6         43.9       (17.1)         8.1
                                                -----        -----        -----
       Total revenues                           100.0        100.0        100.0       (14.0)        (9.9)
                                                -----        -----        -----
Operating expenses:
   Cost of software license fees                  2.1          2.0          1.4        (8.3)        28.7
   Cost of maintenance                            2.3          2.6          2.0       (25.3)        17.0
   Cost of professional services                 50.9         51.7         42.4       (15.3)         9.8
   Software product development                   5.9          5.1          3.6        (0.3)        26.5
   Sales and marketing                           22.9         22.5         20.9       (12.3)        (3.3)
   Administrative and general                     4.3          4.4          3.1       (17.3)        37.5
   Goodwill amortization and impairment          24.7          2.1          1.1          **         64.5
   Restructuring costs                            2.7                                    **           **
   Purchased research and development                                       0.8                   (100.0)
                                                -----        -----        -----
       Total operating expenses                 115.8         90.4         75.3        10.1          8.2
                                                -----        -----        -----
Income (loss) from operations                   (15.8)         9.6         24.7          **        (65.1)
                                                -----        -----        -----
Other income (expense):
   Interest and investment income                 1.7          1.5          1.6        (3.9)       (12.1)
   Interest expense                              (0.4)        (1.6)        (1.1)       76.2        (27.7)
                                                -----        -----        -----
       Total other income (expense)               1.3         (0.1)         0.5          **       (105.4)
                                                -----        -----        -----
Income (loss) before income taxes               (14.5)         9.5         25.2          **        (65.8)
Income tax provision (benefit)                   (0.3)         3.6          9.4          **        (65.2)
                                                -----        -----        -----
Net income (loss)                               (14.2%)        5.9%        15.8%         **        (66.2%)
                                                =====        =====        =====

* Reclassified to conform to the 2002 presentation.
** Calculation is not meaningful.

The following table sets forth, for the periods indicated, certain operational data after excluding restructuring, purchased research and development and amortization and impairment of intangible assets acquired as a result of acquisitions (excluded charges), (in thousands):

                                                                    Fiscal Year Ended
                                                                         March 31,
                                                       --------------------------------------------
                                                             2002          2001           2000
                                                       -------------- -------------- --------------
Income (loss) before income taxes                         $(250,847)     $ 192,069     $ 561,776
Amortization and impairment of goodwill (1)                 426,344         42,092        25,586
Amortization and impairment of purchased software            18,879         15,299         7,271
Restructuring costs (2)                                      46,930
Purchased research and development                                                        17,900
                                                          ---------      ---------     ---------
   Income before income taxes and excluded charges          241,306        249,460       612,533
Income tax provision                                         79,405         85,649       220,317
                                                          ---------      ---------     ---------
   Net income before excluded charges                     $ 161,901      $ 163,811     $ 392,216
                                                          =========      =========     =========

(1) - Before income taxes, amortization and impairment of goodwill during 2002 included $342.9 million associated with restructuring, $35.2 million associated with a change in technology related to distributed products and $9.3 million associated with the transfer of the engineering business discussed in the Professional Services Revenue section below. See note 6 of Notes to Consolidated Financial Statements for more details on the restructuring related charge.

(2) - See note 6 of Notes to Consolidated Financial Statements for more details on this charge.


We operate in two business segments in the technology industry: products and professional services. We evaluate the performance of our segments based primarily on operating profit or loss before corporate expenses. References to years are to fiscal years ended March 31.


SOFTWARE PRODUCTS

REVENUE

Our products are designed to support four key activities within the application development process: development and integration, quality assurance, production readiness and performance management of the application to optimize performance in production. Products revenue consists of software license fees and maintenance fees and comprised 49.3%, 47.4% and 56.1% of total revenue during 2002, 2001 and 2000, respectively. OS/390 product revenue (mainframe revenue) decreased $75.5 million or 9.9% during 2002 and decreased $268.5 million or 26.0% during 2001. Revenue from distributed software products decreased $25.2 million or 13.3% during 2002 and decreased $31.4 million or 14.2% during 2001.


License revenue decreased $78.0 million or 15.7% during 2002 to $417.6 million from $495.6 million during 2001 and decreased $323.6 million or 39.5% from $819.2 million during 2000. Maintenance fees decreased $22.7 million or 5.0% to $433.8 million during 2002 from $456.5 million during 2001 and increased $23.8 million or 5.5% from $432.7 million in 2000. The decrease in maintenance fees was primarily attributable to lower license fees during both 2002 and 2001 and to market pressure on renewal rates.

The overall decline in product revenue from 2001 to 2002 was primarily attributable to decreases in license fees and maintenance fees associated with decreased customer demand for our products in

North America. The overall decline in product revenue from 2000 to 2001 was primarily attributable to a decrease in demand for large enterprise license agreements (ELAs) and unfavorable changes in foreign currency exchange rates. If foreign exchange rates in 2002 had remained consistent with 2001, products revenue would have been $870.9 million during 2002 compared to $952.1 million during 2001. This represents an overall decline in constant U.S. dollars of $81.2 million, or 8.5%, compared to an actual decline of $100.7 million, or 10.6%. If foreign exchange rates in 2001 had remained consistent with 2000, product revenue would have been $984 million in 2001 compared to $1.252 billion in 2000. This represents an overall decline in constant U.S. dollars of $268 million or 21.4% compared to the actual decline of $300 million or 24.0%. Product revenue was further impacted by a decrease in customer demand for large ELAs which are multiyear, and often multipayment contracts. Multiyear contracts greater than $5 million represented approximately 6.9%, 12.8% and 26.5%, of license revenue in 2002, 2001 and 2000, respectively.

We support clients with product transactions covering multiple years and allowing deferred payment terms. The contract price is allocated between maintenance for the contract term and license revenue. All license revenue associated with these perpetual license agreements is recognized when the customer commits unconditionally to the transaction, the software products and quantities are fixed and the software has been shipped to the customer. License revenue associated with transactions that include an option to exchange or select products in the future has been deferred and is recognized over the contract term. When the license portion is paid over a number of years, the license portion of the payment stream is discounted to its net present value. Interest income is recognized over the payment term. The maintenance associated with all sales has been deferred and is recognized over the applicable maintenance period.

Products revenue by geographic location is presented in the table below (in thousands):

                                                YEAR ENDED MARCH 31,
                                   ------------------------------------------------
                                        2002            2001             2000
                                   --------------  ---------------  ---------------

United States                        $  532,772       $  597,290       $  833,365
European subsidiaries                   217,800          235,841          285,158
Other international operations          100,810          118,975          133,431
                                     ----------       ----------       ----------
Total products revenue               $  851,382       $  952,106       $1,251,954
                                     ==========       ==========       ==========



OPERATING PROFIT AND EXPENSES

Financial information for our products segment is as follows (in thousands):

                                                 YEAR ENDED MARCH 31,
                                   -----------------------------------------------
                                         2002            2001            2000
                                   ---------------  --------------  --------------

Revenue                               $  851,382      $  952,106      $1,251,954
Operating expenses                       574,573         646,963         624,299
                                      ----------      ----------      ----------
Products operating profit             $  276,809      $  305,143      $  627,655
                                      ==========      ==========      ==========


The products segment generated operating margins of 32.5%, 32.0% and 50.1% during 2002, 2001 and 2000, respectively. Products expenses include cost of software license fees, cost of maintenance, software product development costs, and sales and marketing expenses. The operating margin in

2002 is fairly constant compared to the operating margin in 2001. The decrease in operating margin in 2001 was primarily a result of a decrease in software license revenue while total products costs were fairly constant.

Cost of software license fees includes amortization of capitalized software, the cost of preparing and disseminating products to customers and the cost of author royalties. The decrease in these costs in 2002 was due primarily to decreased author royalties, decreased printing and distribution costs, and decreased salary and benefits associated with lower employee headcount. The increase in these costs in 2001 was due primarily to an increase in amortization of capitalized software products, related to the Programart, CACI and Optimal acquisitions and increased amortization of internally capitalized projects associated with Vantage (formerly EcoSYSTEMS), QALoad, UNIFACE, Abend-AID, File-AID and XPEDITER, which were released for general availability during 2001. As a percentage of software license fees, cost of software license fees were 8.7%, 8.0% and 3.8% in 2002, 2001 and 2000, respectively.

Cost of maintenance consists of the cost of maintenance programmers and product support personnel and the computing, facilities and benefits costs allocated to such personnel. The decrease in cost of maintenance in 2002 was due primarily to decreases in salaries and benefits associated with lower employee headcount, reduced travel expenses and reduced costs of corporate systems. The increase in cost of maintenance in 2001 was due, primarily, to a higher average headcount compared to the prior fiscal year. As a percentage of maintenance fees, these costs were 9.1%, 11.6% and 10.5% for 2002, 2001 and 2000, respectively.

Software product development costs consist of the cost of programming personnel, the facilities, computing and benefits costs allocated to such personnel and the costs of preparing user and installation guides for our software products, less the amount of software development costs capitalized during the fiscal year. The decrease in these costs in 2002 was due primarily to decreased salary and benefits associated with lower employee headcount, offset by a charge for leased office space no longer utilized as a result of the consolidation of development facilities and increased amortization of purchased software due to impairment charges against the purchased software associated with underperforming products acquisitions. The increase in these costs in 2001 was primarily due to an increase in salaries and benefits, including severance costs, associated with a relocation of the software development lab for the Vantage product line and an increase in software development staff related to the Programart and CACI acquisitions during 2000.

Capitalization of internally developed software products begins when technological feasibility of the product is established. Before the capitalization of internally developed software products, total research and development expenditures for 2002 decreased $0.5 million, or 0.4%, to $115.6 million from $116.1 million in 2001. In 2001, total research and development costs increased $20.5 million, or 21.5%, to $116.1 million from $95.6 million in 2000. The major development projects that achieved technological feasibility during 2002 included 3 new interactive analysis and debugging products, 2 new fault management products, 8 new file and data management products, 8 new automated testing products, 18 new systems management products, 10 new application development products, 3 new application performance management products, 2 new license management products, and 9 new windows development tools.

Sales and marketing costs consist of the sales and marketing expenses associated with the products business, which include costs of direct sales, sales support and marketing staff, the facilities and benefits costs allocated to such personnel and the costs of marketing and sales incentive programs. The decrease in sales and marketing costs from 2001 to 2002 was primarily attributable to decreased salaries and benefits associated with lower average headcount, decreased distributor commissions associated with decreased software license revenue, decreased travel expenses, and decreased advertising expenditures. The decrease in sales and marketing costs from 2000 to 2001 was largely attributable to lower sales commissions associated with decreased product sales and to reduced advertising expenditures, offset, in part, by increased salaries and benefits due, primarily, to a higher average headcount during 2001 compared to the prior year. The direct sales and sales support staff decreased by 508 to 1,951 people at March 31, 2002, as compared to 2,459 at March 31, 2001 and 2,680 at March 31, 2000.


PROFESSIONAL SERVICES

REVENUE

We offer a broad range of information technology professional services, including business systems analysis, design and programming, software conversion and system planning and consulting. Revenue from professional services decreased $180.8 million or 17.1% during 2002 and increased $79.3 million or 8.1% during 2001. The decrease in revenue for 2002 was due, primarily, to a reduction in customer demand for professional services. The increase from 2000 to 2001 was due, primarily, to increased market share associated with the August 1999 acquisition of Data Processing Resources Corporation (DPRC).

On December 1, 2001, we transferred our engineering services business to an unrelated third party. Professional services revenue associated with the engineering business was approximately $21.0 million in 2002, $28.6 million in 2001 and $17.7 million in 2000. Effective January 1, 2002, we assigned our prime contract with a client to a company in which we have a minority equity investment and simultaneously entered into an agreement with this company to become a subcontractor providing services for the client. Professional services revenue associated with this activity was approximately $36.0 million, $64.0 million and $44.0 million during 2002, 2001 and 2000, respectively. These changes, along with the restructuring discussed below, allow us to further focus on our core professional services business.

Professional services revenue by geographic location is presented in the table below (in thousands):

                                                       YEAR ENDED MARCH 31,
                                          ----------------------------------------------
                                               2002            2001           2000
                                          --------------  --------------  --------------
United States                               $  783,764      $  963,508      $  903,146
European subsidiaries                           90,031          88,041          66,269
Other international operations                   3,370           6,395           9,259
                                            ----------      ----------      ----------
Total professional services revenue         $  877,165      $1,057,944      $  978,674
                                            ==========      ==========      ==========

OPERATING PROFIT AND EXPENSES

Financial information for our professional services segment is as follows (in thousands):

                                                     YEAR ENDED MARCH 31,
                                         --------------------------------------------
                                               2002           2001           2000
                                         -------------- -------------- --------------
Revenue                                    $  877,165      $1,057,944     $  978,674
Operating expenses                            879,953       1,039,237        946,710
                                           ----------      ----------     ----------
Professional services operating profit     $   (2,788)     $   18,707     $   31,964
                                           ==========      ==========     ==========


The professional services segment generated operating margins of negative 0.3%, and positive 1.8% and positive 3.3% during 2002, 2001 and 2000, respectively. The decrease in professional services operating margin is primarily due to lower utilization, lower billing rates, and reduced customer demand for our services associated with the decline of the economy as a whole and the IT sector specifically.

Cost of professional services includes all costs of our professional services business, including the personnel costs of the professional, management and administrative staff of our services business and the facilities and benefits costs allocated to such personnel. The decrease in these costs from 2001 to 2002 is due, primarily, to reductions in staff, resulting in lower salaries and benefits, reduced travel expenditures and decreased use of subcontractors for special services. The increase in these costs from 2000 to 2001 is due, primarily, to a higher average professional staff headcount during 2001 compared to 2000, and to increased use of subcontractors for special services. The professional billable staff decreased 1,016 people to 7,025 people as of March 31, 2002 from 8,041 people at March 31, 2001. This compares to a decrease of 1,565 professional billable staff, to 8,041 at March 31, 2001 from 9,606 people at March 31, 2000.


CORPORATE AND OTHER EXPENSES

Administrative and general expenses decreased 17.3% during 2002 and increased 37.5% during 2001. The decrease in administrative and general expenses during 2002 was primarily attributable to decreased charges against investments in joint ventures. The increase in administrative and general expenses from 2000 to 2001 is primarily attributable to charges against investments in joint ventures, offset, in part, by decreases in legal costs associated with fewer acquisitions, and decreases in outside consulting services.

During 2000, we recognized $17.9 million of expense for purchased research and development costs associated with the acquisition of in process research and development from Programart Corporation.

Interest and investment income for 2002 was $29.5 million as compared to $30.7 million in 2001 and $34.9 million in 2000. These decreases were due to lower interest earnings on investments due to reduced interest rates, offset, in part, by increased interest related to customers' deferred installments. Interest expense for 2002 was $7.4 million as compared to $31.3 million in 2001 and $24.5 million in 2000. Interest expense includes amortization of the initial financing fees and ongoing fees associated with the unutilized balance of the Senior Credit Facility (the credit facility) discussed in the Liquidity and Capital Resources section below. The decrease in interest expense from 2001 to 2002 was primarily attributable to the July 2001 payoff of debts previously outstanding under the credit facility. The increase in interest expense from 2000 to 2001 was primarily attributable to interest expense associated with debt outstanding under the credit facility during 2001.

We account for income taxes using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax benefit was $5.6 million in 2002. This compares to an income tax provision of $73.0 million in 2001, which represents an effective tax rate of 38.0%, and an income tax provision of $209.8 million in 2000, which represents an effective tax rate of 37.3%. Our effective tax rate for 2002 differs significantly from the U.S. federal income tax rate of 35% primarily as a result of nondeductible goodwill amortization and impairment charges. The 2001 increase in the effective tax rate was due to nondeductible goodwill amortization associated with certain acquisitions and a shift of our state apportionment to states with higher corporate income tax rates.


RESTRUCTURING AND GOODWILL AMORTIZATION AND IMPAIRMENT CHARGES

In the fourth quarter of 2002, we adopted a restructuring plan which will reorganize our operating divisions, primarily the professional services segment. The plan resulted in total charges of $389.9 million including $342.9 million for the impairment of goodwill recognized in the acquisition of certain professional services businesses, primarily DPRC. These changes are designed to increase profitability in the future by better aligning cost structures with current market conditions. We also incurred an impairment charge of $35.2 million associated with a change in technology related to distributed products and a $9.3 million charge associated with the transfer of the engineering business.

The restructuring plan includes a reduction of professional services staff at certain locations, the closing of entire professional services offices and a reduction of sales support personnel, lab technicians and related administrative and financial staff. Approximately 1,600 employees will be terminated as a result of the reorganization. Prior to year-end, we communicated benefits available to employees under the plan. A majority of affected employees are expected to be terminated during the first quarter of 2003. As of May 31, 2002, 1,049 of the effected employees have been terminated.

In conjunction with the development of the restructuring plan, we evaluated the carrying value of goodwill and other intangible assets related to the professional services business, and recorded an impairment charge related to our prior services acquisitions. Certain professional services offices acquired as part of those acquisitions have not achieved critical mass or a sustained level of profitability and were closed in April 2002 as part of the restructuring plan. We utilized discounted cash flow analyses to value the remaining business, and recognized goodwill impairment based upon current estimated fair market values.

The following table summarizes the restructuring and impairment charges taken in 2002 (in thousands):

                                                             COMPLETED       REMAINING
                                                               AS OF         ACCRUAL AT
                                           TOTAL CHARGES   MARCH 31, 2002  MARCH 31, 2002
                                           --------------  --------------  --------------
Employee termination benefits                 $ 19,012        $    553        $ 18,459
Facilities costs (primarily lease
  abandonments)                                 26,341             676          25,665
Legal, consulting and outplacement
  costs                                          1,299                           1,299
Other                                              278                             278
                                              --------        --------        --------
Restructuring charge                            46,930           1,229          45,701
Goodwill impairment charge                     342,922         342,922              --
                                              --------        --------        --------
Total charges                                 $389,852        $344,151        $ 45,701
                                              ========        ========        ========


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, cash and investments totaled approximately $422.4 million. Our primary source of liquidity is cash flow from operations. During 2002 and 2001, we generated $386.8 million and $336.6 million, respectively, in operating cash flow. The increased operating cash flow was generated, in part, from the collection of the current portion of prior years' installment receivables as reflected in the decrease in total accounts receivable. During these periods, we had capital expenditures that included property and equipment, capitalized research and software development, and purchased software of $103.7 million and $53.7 million, respectively.

As of February 13, 2002, our unsecured credit facility, which expires in August 2003, was reduced to a total of $500 million available. Interest may be determined on a Eurodollar or base rate (as defined in the credit facility) basis at our option. The credit agreement contains financial ratios and other restrictive covenants and requires commitment fees in accordance with standard banking practice. As of March 31, 2002, we had no long term debt, compared to $140.0 million as of March 31, 2001. This balance represented borrowings under the credit facility.

We believe available cash resources including the amount available under the credit facility, together with cash flow from operations, will be sufficient to meet our cash needs for the foreseeable future.

Although there were no acquisitions during 2002, we continue to evaluate business acquisition opportunities that fit our strategic plans.

We are building a new corporate headquarters office building with a current estimated cost of $350 million for the building and an estimated $50 million for furniture and fixtures. Cash outlays will have no impact on the results of operations until the building is ready for occupancy. When fully occupied, in calendar 2003, the depreciation will result in an annual expense of approximately $17 million. This will be partially offset by the savings realized by the consolidation of offices. Capital expenditures to date total $106.8 million. Cash outlays for the next twelve months are expected to be approximately $218.6 million. Currently, we intend to fund the building using cash flow from operations.

Our cash flow from operations for the coming year is dependent upon the Company's operating divisions meeting their projected levels of sales activity. However, our solid base of accounts receivable installment payments that become due throughout the year provides some level of predictability to cash flow.

For a description of our payment obligations in the future, see note 12 of Notes to Consolidated Financial Statements included in Item 8 of this report.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting be used for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We have not done any acquisitions since adopting this standard.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." We are required to adopt this statement for the year ending March 31, 2003. SFAS 142 requires that goodwill no longer be amortized but instead be tested for impairment at least annually and that indefinite lived intangible assets no longer be amortized over their useful lives. We have evaluated our remaining goodwill as of April 1, 2002, and have determined there will be no impairment upon adoption of SFAS No. 142.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement retains the impairment loss recognition and measurement requirements of SFAS No. 121. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions. We adopted this statement on April 1, 2002. It is not expected to have any impact on our financial position or results of operations.


MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at March 31, 2002, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also discussed in note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Revenue Recognition - A significant portion of license fee revenue is earned in connection with multiyear contracts, for which deferred payments are allowed, with installments collectible over the term of the contract. For most of these contracts, generally accepted accounting principles provide that the license fee portion of the contract should be recognized in income upon shipment of the product, provided that no significant obligations remain and collection of the related receivable is deemed probable. As a result, revenue includes amounts for which the related cash will not be received for an extended period of time. We have significant experience with these types of contracts over a number of years, and believe we have sufficient knowledge of our customers and products to appropriately evaluate the collectibility of the receivables. However, changes in future economic conditions or technological developments could adversely affect our ability to collect these receivables.

Allowance for Doubtful Accounts - The collectibility of accounts receivable is regularly evaluated and we believe our allowance for doubtful accounts is appropriate for our accounts receivable balances. In evaluating the allowance, we consider historical loss experience, including the need to adjust for current conditions, and the aging of outstanding receivables. Larger accounts are reviewed on a detail basis, giving consideration to collection experience and any information on the financial viability of the customer. The allowance is reviewed and adjusted each quarter based on the best information available at the time.

Capitalized Software - The cost of purchased and internally developed software is capitalized and stated at the lower of unamortized cost or net realizable value. Software is subject to rapid technological obsolescence and estimates of future revenues to be derived from the software could be significantly affected by future developments. The amortization period for capitalized software is generally five years, but adverse developments could result in a shorter life or a write-off based on reduced estimates of net realizable value.

Impairment of Goodwill - Goodwill is evaluated at least annually to determine whether events and circumstances have occurred that indicate the remaining estimated useful life may warrant revision or that the remaining balance may not be recoverable. To evaluate the carrying value of goodwill, we utilize a discounted cash flow approach. This analysis requires judgment regarding discount rates, revenue growth and other variables that impact the net realizable value or fair value of the goodwill. Actual future cash flows and other assumed variables could differ from estimates.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. We believe that we take the necessary steps to appropriately reduce the potential impact of interest rate and foreign exchange exposures on our financial position and operating performance. We do not use derivative financial instruments or forward foreign exchange contracts for investment, speculative or trading purposes. Immediate changes in interest rates and foreign currency rates discussed in the following paragraphs are hypothetical rate scenarios used to calibrate risk and do not currently represent management's view of future market developments. A discussion of our accounting policies for derivative instruments is included in the Notes to Consolidated Financial Statements.


INTEREST RATE RISK

Exposure to market risk for changes in interest rates relates primarily to our cash investments and installment receivables. Derivative financial instruments are not a part of our investment strategy. Investments are placed with high quality issuers to preserve invested funds by limiting default and market risk. In addition, all marketable debt securities and long term debt investments are classified as "held to maturity" which does not expose the consolidated statement of operations or balance sheet to fluctuations in interest rates.

The table below provides information about our investment portfolio, a significant portion of which is in municipal securities or other tax advantaged securities. For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates (in thousands, except interest rates):

                                                                                                       FAIR VALUE AT
                                                   FY 2003       FY 2004      FY 2005       TOTAL      MARCH 31, 2002
                                                 ------------- ------------ ------------ ------------- ----------------

Cash Equivalents                                    $233,305                                $233,305        $233,305
  Average Interest Rate                                 1.96%                                   1.96%
  Average Interest Rate (tax equivalent)                1.97%                                   1.97%

Investments                                         $133,503      $51,057       $4,509      $189,069        $189,110
  Average Interest Rate                                 2.54%        2.64%        2.48%         2.57%
  Average Interest Rate (tax equivalent)                3.87%        3.88%        3.82%         3.87%

We offer financing arrangements with installment payment terms in connection with our multiyear software sales. Installment accounts are generally receivable over a three to five year period. As of March 31, 2002, non-current receivables amount to $306.7 million and are due approximately $190.2 million, $85.8 million, $23.6 million, and $7.1 million in each of the years ended March 31, 2004 through 2007, respectively. The fair value of non-current accounts receivable is estimated by discounting the future cash flows using the current rate at which the Company would finance a similar transaction. At March 31, 2002, the fair value of such receivables is approximately $304.0 million, compared to $349.2 million at March 31, 2001. Each 25 basis point increase in interest rates would have an associated $1.1 million negative impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2002 compared to a $1.4 million negative impact at March 31, 2001. A change in interest rates will have no impact on cash flows or net income associated with non-current accounts receivable.

FOREIGN CURRENCY RISK

We have entered into forward foreign exchange contracts primarily to hedge amounts due to or from select subsidiaries denominated in foreign currencies (mainly in Europe and Asia/Pacific) against fluctuations in exchange rates. Our accounting policies for these contracts are based on our designation of the contracts as hedging transactions. The criteria we use for designating a contract as a hedge include the contract's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on forward foreign exchange contracts are recognized in income in the same period as gains and losses on the underlying transactions. If the underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related forward foreign exchange contract would be recognized in income in the same period. In addition, since we enter into forward contracts only as a hedge, any change in currency rates would not result in any material net gain or loss, as any gain or loss on the underlying foreign currency denominated balance would be offset by the gain or loss on the forward contract. We operate in certain countries in Latin America and Asia/Pacific where there are limited forward currency exchange markets and thus we have unhedged transaction exposures in these currencies.

The table below provides information about our foreign exchange forward contracts at March 31, 2002. The table presents the value of the contracts in U.S. dollars at the contract maturity date and the fair value of the contracts at March 31, 2002 (in thousands, except contract rates):

                             CONTRACT        MATURITY                          FORWARD              FAIR
                             DATE IN         DATE IN         CONTRACT        POSITION IN          VALUE AT
                               2002            2002            RATE         U.S. DOLLARS       MARCH 31, 2002
                          ------------------------------ --------------- ------------------ --------------------
Forward Sales
    Australian Dollar        March 29        April 30         1.89054         $   423            $   427
    Canadian Dollar          March 29        April 30          1.5962             188                188
    Japanese Yen             March 29        April 30         133.028           3,308              3,314
    Norwegian Krone          March 29        April 30          8.8873             720                723
    Singapore Dollar         March 29        April 30         1.84177           3,149              3,149
    Swedish Krona            March 29        April 30         10.3917              77                 77
    Swiss Franc              March 29        April 30          1.6841           2,138              2,140
    British Pound            March 29        April 30          .70488           2,412              2,424
                                                                              -------            -------
                                                                               12,415             12,442
Forward Purchases
    Euro Dollar              March 29        April 30         1.14991           6,896              6,912


Approximately 24% of our revenue is derived from foreign sources. This exposes us to exchange rate risks on foreign currencies related to the fair value of foreign assets and liabilities, net income and cash flows.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Compuware Corporation:

We have audited the accompanying consolidated balance sheets of Compuware Corporation and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Compuware Corporation and its subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

Detroit, Michigan
May 6, 2002

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2002 AND 2001
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


ASSETS                                                   NOTES         2002        2001
                                                      ----------   ----------- ------------

CURRENT ASSETS:
   Cash and cash equivalents                                      $  233,305   $   53,340
   Investments                                               3       133,503      185,176
   Accounts receivable, less allowance for doubtful
     accounts of $23,190 and $21,267                                 609,579      705,546
   Deferred tax asset, net                                  10        41,811       32,011
   Income taxes refundable, net                                       27,687       10,028
   Prepaid expenses and other current assets                          16,954       17,635
                                                                  ----------   ----------

                  Total current assets                             1,062,839    1,003,736
                                                                  ----------   ----------

INVESTMENTS                                                  3        55,566       16,488
                                                                  ----------   ----------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                             4       199,365      125,800
                                                                  ----------   ----------

CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION OF $169,611 AND $137,530                              68,998       87,781
                                                                  ----------   ----------

OTHER:
   Accounts receivable                                               306,751      356,431
   Goodwill, less accumulated amortization and
     impairment                                            2,6       211,792      631,609
   Deferred tax asset, net                                  10        44,884
   Other assets                                              5        43,743       57,529
                                                                  ----------   ----------


                  Total other assets                                 607,170    1,045,569
                                                                  ----------   ----------

TOTAL ASSETS                                                      $1,993,938   $2,279,374
                                                                  ==========   ==========



CURRENT LIABILITIES:
   Accounts payable                                               $   28,646  $    39,846
   Accrued expenses                                          6       141,825      127,854
   Accrued bonuses and commissions                                    44,652       50,093
   Deferred revenue                                                  341,024      351,041
                                                                  ----------   ----------

                  Total current liabilities                          556,147      568,834


LONG TERM DEBT                                               7                    140,000


DEFERRED REVENUE                                                     218,624      172,367


ACCRUED EXPENSES                                             6        29,316


DEFERRED TAX LIABILITY, NET                                 10                     20,801


                                                                   ---------   ----------
                  Total liabilities                                  804,087      902,002
                                                                   ---------   ----------

LIABILITIES AND SHAREHOLDERS' EQUITY                      NOTES         2002        2001
                                                       ----------  ----------- ------------
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value -  authorized
     5,000,000 shares                                        8
   Common stock, $.01 par value - authorized
     1,600,000,000 shares; issued and outstanding
     375,820,254 and 369,816,432 shares in 2002
     and 2001, respectively                               8,13         3,758        3,698
   Additional paid-in capital                                        676,617      620,743
   Retained earnings                                                 528,804      774,059
   Accumulated other comprehensive loss                              (19,328)     (21,128)
                                                                  ----------   ----------

                  Total shareholders' equity                       1,189,851    1,377,372
                                                                  ----------   ----------


 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $1,993,938   $2,279,374
                                                                  ==========   ==========



See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2002, 2001 AND 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                    NOTES         2002            2001              2000
                                                            --------------- ---------------- ----------------
REVENUES:
   Software license fees                                        $  417,631      $  495,572       $  819,247
   Maintenance fees                                                433,751         456,534          432,707
   Professional services fees                                      877,165       1,057,944          978,674
                                                                ----------      ----------       ----------

       Total revenues                                            1,728,547       2,010,050        2,230,628
                                                                ----------      ----------       ----------

OPERATING EXPENSES:
   Cost of software license fees                                    36,255          39,551           30,739
   Cost of maintenance                                              39,662          53,076           45,367
   Cost of professional services                                   879,953       1,039,237          946,710
   Software product development                                    102,332         102,617           81,133
   Sales and marketing                                             396,324         451,719          467,060
   Administrative and general                         5             73,670          89,126           64,800
   Goodwill amortization and impairment               6            426,344          42,092           25,586
   Restructuring costs                                6             46,930
   Purchased research and development                 2                                              17,900
                                                                ----------      ----------       ----------

       Total operating expenses                                  2,001,470       1,817,418        1,679,295
                                                                ----------      ----------       ----------

INCOME (LOSS) FROM OPERATIONS                                     (272,923)        192,632          551,333
                                                                ----------      ----------       ----------

OTHER INCOME (EXPENSE):
   Interest and investment income                     3             29,504          30,692           34,927
   Interest expense                                                 (7,428)        (31,255)         (24,484)
                                                                ----------      ----------       ----------
       Total other income (expense)                                 22,076            (563)          10,443
                                                                ----------      ----------       ----------

INCOME (LOSS) BEFORE INCOME TAXES                                 (250,847)        192,069          561,776


INCOME TAX PROVISION (BENEFIT)                       10             (5,592)         72,986          209,800
                                                                ----------      ----------       ----------

NET INCOME (LOSS)                                               $ (245,255)     $  119,083       $  351,976
                                                                ==========      ==========       ==========

Basic earnings (loss) per share                       9         $    (0.66)     $     0.33       $     0.98
                                                                ==========      ==========       ==========

Diluted earnings (loss) per share                     9         $    (0.66)     $     0.32       $     0.91
                                                                ==========      ==========       ==========


 See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2002, 2001 AND 2000
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                            Common Stock             Additional
                                                   -----------------------------       Paid-In         Retained
                                                       Shares          Amount          Capital         Earnings
                                                   --------------  --------------  ---------------  ---------------
BALANCE AT APRIL 1, 1999                            367,926,388    $       3,679    $     304,825    $     777,318
    Net income                                                                                             351,976
    Foreign currency translation, net of tax

         Comprehensive income

    Issuance of common stock                          1,325,761               13           33,764
    Purchase and retirement of common stock         (15,335,259)            (153)         126,098         (474,318)
    Acquisition tax benefits                                                                7,219
    Exercise of employee stock options
       and related tax benefit (Note 13)              7,704,344               77           79,844
    Other                                                                                   4,400
                                                  -------------    -------------    -------------    -------------
BALANCE AT MARCH 31, 2000                           361,621,234            3,616          556,150          654,976
    Net income                                                                                             119,083
    Foreign currency translation, net of tax

         Comprehensive income

    Issuance of common stock                          5,735,834               57           40,301
    Acquisition tax benefits                                                                7,454
    Exercise of employee stock options
       and related tax benefit (Note 13)              2,459,364               25           16,838
                                                  -------------    -------------    -------------    -------------
BALANCE AT MARCH 31, 2001                           369,816,432            3,698          620,743          774,059
    Net loss                                                                                              (245,255)
    Foreign currency translation, net of tax

         Comprehensive loss

    Issuance of common stock                          1,981,659               20           17,636
    Issuance of warrant (Note 8)                                                            2,825
    Acquisition tax benefits                                                                6,854
    Exercise of employee stock options
       and related tax benefit (Note 13)              4,022,163               40           24,492
    Other                                                                                   4,067
                                                  -------------    -------------    -------------    -------------
BALANCE AT MARCH 31, 2002                           375,820,254    $       3,758    $     676,617    $     528,804
                                                  =============    =============    =============    =============


                                                  Accumulated
                                                      Other            Total
                                                  Comprehensive    Shareholders'    Comprehensive
                                                    Gain (Loss)        Equity       Income (Loss)
                                                 ---------------- ----------------- ---------------
BALANCE AT APRIL 1, 1999                          $      (6,300)   $   1,079,522
    Net income                                                           351,976    $     351,976
    Foreign currency translation, net of tax             (4,570)          (4,570)          (4,570)
                                                                                    -------------
         Comprehensive income                                                       $     347,406
                                                                                    =============
    Issuance of common stock                                              33,777
    Purchase and retirement of common stock                             (348,373)
    Acquisition tax benefits                                               7,219
    Exercise of employee stock options
       and related tax benefit (Note 13)                                  79,921
    Other                                                                  4,400
                                                  -------------    -------------
BALANCE AT MARCH 31, 2000                               (10,870)       1,203,872
    Net income                                                           119,083    $     119,083
    Foreign currency translation, net of tax            (10,258)         (10,258)         (10,258)
                                                                                    -------------
         Comprehensive income                                                       $     108,825
                                                                                    =============
    Issuance of common stock                                              40,358
    Acquisition tax benefits                                               7,454
    Exercise of employee stock options
       and related tax benefit (Note 13)                                  16,863
                                                  -------------    -------------
BALANCE AT MARCH 31, 2001                               (21,128)       1,377,372
    Net loss                                                            (245,255)   $    (245,255)
    Foreign currency translation, net of tax              1,800            1,800            1,800
                                                                                    -------------
         Comprehensive loss                                                         $    (243,455)
                                                                                    =============
    Issuance of common stock                                              17,656
    Issuance of warrant (Note 8)                                           2,825
    Acquisition tax benefits                                               6,854
    Exercise of employee stock options
       and related tax benefit (Note 13)                                  24,532
    Other                                                                  4,067
                                                  -------------    -------------
BALANCE AT MARCH 31, 2002                         $     (19,328)   $   1,189,851
                                                  =============    =============


See notes to consolidated financial statements

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2002, 2001 AND 2000
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                     2002           2001           2000
                                                                                 -------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                             $   (245,255)  $    119,083   $    351,976
   Adjustments to reconcile net income (loss) to cash provided by operations:
       Purchased research and development                                                                            17,900
       Goodwill and acquired technology impairment                                    391,747
       Depreciation and amortization                                                   98,216        103,663         71,510
       Tax benefit from exercise of stock options                                       8,384         10,283         45,962
       Issuance of common stock to Employee Stock Ownership Trust                      10,657         10,685          6,496
       Acquisition tax benefits                                                         6,854          7,454          7,219
       Deferred income taxes                                                          (75,485)           105         (5,758)
       Gain on sale of marketable securities                                                                        (10,918)
       Other                                                                            3,589         (4,080)           994
       Net change in assets and liabilities, net of effects from
             acquisitions:
           Accounts receivable                                                        145,647         67,799       (385,102)
           Prepaid expenses and other current assets                                      681          8,298          2,962
           Other assets                                                                 2,595         13,199        (27,716)
           Accounts payable and accrued expenses                                       20,578        (51,012)       (19,222)
           Deferred revenue                                                            36,240         39,034        137,954
           Income taxes                                                               (17,659)        12,084        (28,858)
                                                                                 ------------   ------------   ------------
                  Net cash provided by operating activities                           386,789        336,595        165,399
                                                                                 ------------   ------------   ------------

CASH USED IN INVESTING ACTIVITIES:
   Purchase of:
       Businesses                                                                                    (17,576)      (700,266)
       Property and equipment:
            Headquarters building                                                     (81,644)       (25,166)
            Other                                                                      (8,784)       (14,637)       (34,922)
       Capitalized software                                                           (13,300)       (13,881)       (15,698)
   Investments:
       Proceeds from maturity                                                         221,716        175,787        339,797
       Proceeds from sales of securities                                                                             14,194
       Purchases                                                                     (210,784)      (144,515)       (98,419)
                                                                                 ------------   ------------   ------------
                  Net cash used in investing activities                               (92,796)       (39,988)      (495,314)
                                                                                 ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long term debt                                                                       18,000        533,000
   Payment of long term debt                                                         (140,000)      (328,000)       (83,000)
   Net proceeds from sale of common stock                                               6,999         29,673         31,681
   Repurchase of common stock                                                                                      (348,373)
   Proceeds from sale of warrant                                                        2,825
   Net proceeds from exercise of stock options                                         16,148          6,580         33,959
                                                                                 ------------   ------------   ------------
                  Net cash (used in) provided by financing activities                (114,028)      (273,747)       167,267
                                                                                 ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  179,965         22,860       (162,648)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         53,340         30,480        193,128
                                                                                 ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $    233,305   $     53,340   $     30,480
                                                                                 ============   ============   ============

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Compuware Corporation develops, markets and supports an integrated set of systems software products designed to improve the productivity of data processing professionals in application development, implementation and maintenance. In addition, the Company's professional services include business systems analysis, design, programming and implementation as well as software conversion and systems planning and consulting. The Company's products and services are offered worldwide across a broad spectrum of technologies, including mainframe and distributed systems platforms.

Basis of Presentation - The consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries after elimination of all significant intercompany balances and transactions. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingencies at March 31, 2002 and 2001 and the results of operations for the years ended March 31, 2002, 2001 and 2000. While management has based their assumptions and estimates on the facts and circumstances known at March 31, 2002, final amounts may differ from estimates.

Certain amounts in the fiscal 2001 and 2000 financial statements have been reclassified to conform to the fiscal 2002 presentation.

Revenue Recognition - The Company earns revenue from licensing software products, providing maintenance and support for those products and rendering professional services.

Software license fees - The Company's software license agreements typically provide for perpetual licenses with maintenance included for terms ranging generally from one to five years. License fee revenue is recognized using the residual method, under which the fair value, based on Compuware-specific objective evidence, of all undelivered elements of the agreement (e.g., maintenance) is deferred. The remaining portion of the fee (the residual) is recognized as license fee revenue upon shipment of the products, provided that no significant obligations remain and collection of the related receivable is deemed probable. For agreements in which the fair value of the undelivered elements cannot be determined using Compuware-specific objective evidence (e.g., transactions that include an option to exchange or select products in the future), the Company recognizes the license fee revenue on a ratable basis over the term of the license agreement.

The Company offers flexibility to customers purchasing their products and related maintenance. Terms vary, ranging from the standard perpetual license sale, including one year of maintenance, to large multiyear, multiproduct contracts. For fiscal years 2002, 2001 and 2000, multiyear contracts greater than $5 million represented approximately 6.9%, 12.8% and 26.5%, respectively, of license fee revenue. The Company allows deferred payment terms on multiyear contracts, with installments collectible over the term of the contract. For these contracts, the license fee portion of the receivable is discounted to its net present value. The discount is recognized as interest income over the term of the receivables, and amounted to $19,562,000, $18,219,000 and $9,312,000 for fiscal 2002, 2001 and 2000, respectively. At March 31, 2002, current accounts receivable includes installments on multiyear contracts totaling $292,105,000 due within the year ending March 31, 2003. Non-current accounts receivable at March 31, 2002 amounted to $306,751,000, and are due approximately $190,182,000, $85,836,000, $23,619,000 and $7,114,000 in each of the years ending March 31,
2004 through 2007, respectively.

Maintenance fees - The Company's maintenance agreements provide for technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released during the maintenance period. Maintenance is included with all mainframe software license agreements for at least one year, and for most distributed product agreements for three months. Maintenance is renewable thereafter for an annual fee. Maintenance fees are deferred and recognized as revenue on a ratable basis over the maintenance period.

Deferred revenue - Deferred revenue consists primarily of maintenance fees related to the remaining term of maintenance agreements in effect at those dates. Deferred license fees are also included in deferred revenue for those contracts that are being recognized on a ratable basis.

Professional services fees - Revenues from professional services are recognized in the period the services are performed, provided that collection of the related receivable is deemed probable. Professional services fees are generally based on hourly or daily rates; however, for services rendered under fixed-price contracts, revenue is recognized using the percentage of completion method.

Cash and Cash Equivalents - For the purpose of the statement of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents.

Investments consist of municipal obligations, tax-free zero coupon bonds, U.S. Treasury notes, tax-free and tax advantage auction rate securities. All are classified as held-to-maturity and carried at amortized cost. Those investments that mature within one year from the balance sheet date are classified as current assets. The amortization of bond premiums and discounts is included in interest and investment income.

Property and Equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which are generally estimated to be 39 years for buildings and three to ten years for furniture and fixtures, computer equipment and software. Leasehold improvements are amortized over the term of the lease, or the estimated life of the improvement, whichever is less. Depreciation and amortization of property and equipment totaled $26,993,000, $28,031,000 and $23,069,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

Capitalized Software includes the costs of purchased and internally developed software products and is stated at the lower of unamortized cost or net realizable value. Net purchased software included in capitalized software at March 31, 2002 and 2001 is $29,723,000 and $48,353,000, respectively.
Capitalization of internally developed software products begins when technological feasibility of the product is established. Software product development includes all expenditures for research and development, net of amounts capitalized. Total software development costs incurred internally by the Company were $115,626,000, $116,147,000 and $95,629,000 in fiscal 2002, 2001 and
2000, respectively, of which $13,292,000, $13,530,000 and $14,496,000, respectively, were capitalized.

The amortization for both internally developed and purchased software products is computed on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Amortization begins when the product is available for general release to customers. The amortization period for capitalized software is generally five years. Capitalized software amortization amounted to $32,081,000, $28,126,000 and $20,672,000 in fiscal 2002, 2001 and 2000, respectively. Included in the fiscal 2002 total is additional amortization of $4,328,000 related to acquired technology that is no longer utilized in the Company's products.

Goodwill has been amortized over periods ranging from ten to twenty years using the straight-line method. Goodwill amortization expense was $38,926,000, $42,092,000 and $25,586,000, for the years ended March 31, 2002, 2001 and 2000, respectively. The Company regularly evaluates the remaining goodwill to determine whether later events and circumstances warrant revised estimates of useful lives or impairment charges. To evaluate the carrying value of these assets, the Company utilizes a discounted cash flow approach. This analysis requires judgement regarding discount rates, revenue growth and other variables that impact the net realizable value or fair value of those assets, as applicable. Actual future cash flows and other assumed variables could differ from estimates. During fiscal 2002, the Company recorded an aggregate charge of $387,418,000 to recognize impairment of goodwill resulting from the restructuring announced on March 31, 2002 ($342,922,000), the transfer of the professional services engineering division to an unrelated third party in December 2001 ($9,298,000) and a change in technology related to its distributed products ($35,198,000).

Effective April 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under this pronouncement, goodwill and those intangible assets with indefinite lives will no longer be amortized, but rather will be tested for impairment annually and/or when events or circumstances indicate that their fair value has been reduced below carrying value. The Company has evaluated its remaining goodwill as of April 1, 2002, and has determined there will be no impairment upon adoption of SFAS No. 142.

Fair Value of Financial Instruments - The carrying value of cash equivalents, current accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. At March 31, 2002, the fair value of non-current receivables was approximately $304,043,000 compared to the carrying amount of $306,751,000. At March 31, 2001, the fair value of non-current receivables was approximately $349,216,000 compared to the carrying amount of $356,431,000. Fair value is estimated by discounting the future cash flows using the current rate at which the Company would finance a similar transaction.

Income Taxes - The Company accounts for income taxes using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements.

Foreign Currency Translation - The Company's foreign subsidiaries use their respective local currency as their functional currency. Accordingly, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange at the respective balance sheet dates, and revenues and expenses have been translated at average exchange rates prevailing during the year the transactions occurred. Translation adjustments have been excluded from the results of operations and are reported as accumulated other comprehensive loss.

Foreign Currency Transactions and Derivatives - Gains and losses from foreign currency transactions are included in the determination of net income. To offset the risk of future currency fluctuations on balances due to or from foreign subsidiaries, the Company enters into foreign exchange contracts to sell or buy currencies at specified rates on specific dates. Market value gains and losses on these contracts are recognized, offsetting foreign exchange gains or losses on foreign receivables. The Company does not use foreign exchange contracts to hedge anticipated transactions. The net foreign currency transaction loss was $1,321,000, $2,487,000 and $464,000 for the years ended March 31, 2002, 2001 and
2000, respectively. These amounts are included in "sales and marketing" in the consolidated statements of operations.

At March 31, 2002, the Company had contracts maturing through April 2002 to sell $12,415,000 and purchase $6,896,000 in foreign currencies. At March 31, 2001, the Company had contracts maturing through April 2001 to sell $43,115,000 in foreign currencies.

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

Recently Issued Accounting Pronouncements - Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and is effective for all fiscal years beginning after December 15, 2001. This statement retains the impairment loss recognition and measurement requirements of SFAS No. 121. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted this statement on April 1, 2002; however, it is not expected to have any impact on its financial position or results of operations.


2.  ACQUISITIONS

Fiscal 2001 Acquisitions:

During fiscal 2001, the Company completed the acquisitions of Optimal Networks Corporation, a developer of e-business performance measurement tools, for $5,000,000 in cash and assumed liabilities and Nomex, Inc., a privately-held provider of web design and development services located in Montreal, Canada, for approximately $8,900,000 in cash. These acquisitions have been accounted for as purchases, and, accordingly, assets and liabilities acquired have been recorded at fair value as of their respective acquisition dates. The aggregate amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $10,500,000.

Fiscal 2000 Acquisitions:

During fiscal 2000, the Company completed the acquisition of certain professional services companies for a combined total of $522,500,000, the largest of which was Data Processing Resources Corporation for $499,500,000. The Company also completed four product-related acquisitions during the year for a combined total of $180,850,000, the largest of which was Programart Corporation for $126,100,000. All of the acquisitions were accounted for as purchases and, accordingly, assets and liabilities acquired have been recorded at fair value as of their respective acquisition dates. Of the total purchase price, $56,500,000 was capitalized as purchased software, $11,200,000 was allocated to other intangible assets and $17,900,000 was allocated to in-process research and development and expensed as of the purchase date. The aggregate amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $600,200,000.

The pro forma unaudited consolidated results of operations, assuming the fiscal 2000 acquisitions had occurred as of the beginning of fiscal 2000, would include revenues of $2,394,000,000, net income of $342,000,000 and diluted earnings per share of $0.89. The pro forma results include the amortization of the goodwill and interest expense on debt assumed to finance these purchases. These amounts do not reflect any benefit from the reduction in costs for certain corporate functions from combined operations. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of fiscal 2000, nor are they necessarily indicative of future consolidated results.

3.  INVESTMENTS

A summary of securities classified as held to maturity at March 31, 2002 and 2001 is set forth below (in thousands):

                                                   Gross         Gross
                                   Amortized    Unrealized    Unrealized      Fair
March 31, 2002:                       Cost         Gains        Losses       Value
---------------                    ---------    ----------    ----------   ---------
  Municipal Obligations            $  94,987     $     286     $     207   $  95,066
  Tax Advantage Auction
    Rate Securities                   13,200                                  13,200
  Tax Free Auction
    Rate Securities                   71,176                           1      71,175
  US Treasury Notes                    4,956                          17       4,939
  Zero Coupon Bonds                    4,750                          20       4,730
                                   ---------     ---------     ---------   ---------
Securities classified as
    held to maturity               $ 189,069     $     286     $     245   $ 189,110
                                   =========     =========     =========   =========

March 31, 2001:
---------------
  Municipal Obligations            $ 160,899     $     831     $       8   $ 161,722
  Tax Advantage Auction
    Rate Securities                   16,000                                  16,000
  Tax Free Auction
    Rate Securities                   23,602                           2      23,600
  Zero Coupon Bonds                    1,163            12                     1,175
                                   ---------     ---------     ---------   ---------
Securities classified as
    held to maturity               $ 201,664     $     843     $      10   $ 202,497
                                   =========     =========     =========   =========


Scheduled maturities of securities classified as held to maturity at March 31, 2002 were as follows (in thousands):

                                   Amortized              Fair
                                      Cost                Value
                                   ----------           ---------
Due in:
           2003                     $ 133,503           $ 133,645
           2004                        51,057              51,014
           2005                         4,509               4,451
                                    ---------           ---------
Total                               $ 189,069           $ 189,110
                                    =========           =========


Marketable Securities - During fiscal 2000, the Company sold securities that had been classified as available-for-sale for approximately $14.2 million and realized a gain of approximately $10.9 million. There were no such transactions during fiscal 2001 or 2002. The Company uses the specific identification method as a basis for determining cost and calculating realized gains.

4. PROPERTY AND EQUIPMENT

Property and equipment, summarized by major classification, is as follows (in thousands):

                                                               March 31,
                                                        ------------------------
                                                          2002            2001
                                                        --------        --------
Land                                                    $  1,776        $  1,776
Construction in progress                                 117,160          25,166
Buildings                                                 28,788          28,780
Leasehold improvements                                    26,099          24,226
Furniture and fixtures                                    52,621          52,780
Computer equipment and software                           86,438         101,105
                                                        --------        --------
                                                         312,882         233,833
Less accumulated depreciation and
  amortization                                           113,517         108,033
                                                        --------        --------
Total                                                   $199,365        $125,800
                                                        ========        ========

On October 23, 2000, the Company entered into a Restated Development Agreement with the city of Detroit and the City of Detroit Downtown Development Authority to construct an office building with retail and related amenities for a current estimated cost of $350 million. All amounts included in construction in progress relate to this building.

5.  INVESTMENTS IN PARTIALLY OWNED COMPANIES

At March 31, 2002, the Company held a 33.3% interest in CareTech Solutions, Inc. (CareTech) and a 49% interest in Foresee Results, Inc. (Foresee). For the years ended March 31, 2001 and 2000, the Company held investments in two other companies in similar lines of business. These two companies were closed in fiscal 2001. The investments in these companies are accounted for under the equity method. The Company records its share of income or loss against its net investment in the company. The net investment balance is included in other assets. At March 31, 2002, the net investment balance in partially owned companies was $1,280,000. At March 31, 2001, the net amount was a credit of $1,232,000. For the years ended March 31, 2002, 2001 and 2000, the Company recognized a net loss of $819,000, $21,693,000 and $764,000, respectively, from these investments, which is included in general and administrative expenses.

At March 31, 2002, CareTech owes the Company $18,800,000 resulting from the transfer of a contract to provide professional services to a large hospital complex from the Company to CareTech. The note, which equaled the Company's investment in the contract, is included in other assets and is payable over ten years, the term of the transferred contract. Interest is payable quarterly at 5.25%. Prior to this transfer, CareTech was providing services under this agreement as a sub-contractor to the Company. As of January 1, 2002, CareTech bills these services directly to the hospital.

Foresee was incorporated in October 2001. The Company has pledged $4,000,000 in equity funding and $6,000,000 in additional loans, provided that Foresee meets certain milestones in their development process. As of March 31, 2002, $3,000,000 was paid against the equity pledge, with the balance of $1,000,000 paid in April 2002.

6.  RESTRUCTURING AND IMPAIRMENT CHARGES

In the fourth quarter of fiscal 2002, the Company adopted a restructuring plan which will reorganize its operating divisions, primarily the professional services segment. The plan resulted in total charges of $389,852,000, including $342,922,000 for the impairment of goodwill recognized in the acquisition of certain professional services businesses, principally Data Processing Resources Corporation. These changes are designed to increase profitability in the future by better aligning cost structures with current market conditions.

The restructuring plan includes a reduction of professional services staff at certain locations, the closing of entire professional services offices and a reduction of sales support personnel, lab technicians and related administrative and financial staff. Approximately 1,600 employees will be terminated as a result of the reorganization. Prior to year end, the Company communicated benefits available to employees under the plan. A majority of affected employees are expected to be terminated during the first quarter of fiscal 2003. As of March 31, 2002, 74 employees have been terminated.

In conjunction with the development of the restructuring plan, the Company evaluated the carrying value of goodwill and other intangible assets related to the professional services business, and recorded an impairment charge related to the Company's prior services acquisitions. Certain professional services offices acquired as part of those acquisitions have not achieved critical mass or a sustained level of profitability and were closed in April 2002 as part of the restructuring plan. The Company utilized discounted cash flow analyses to value the remaining business, and recognized goodwill impairment based upon current estimated fair market values.

The following table summarizes the restructuring and impairment charges taken in fiscal 2002 (in thousands):

                                                    Completed       Remaining
                                                      as of         Accrual at
                                   Total Charges  March 31, 2002  March 31, 2002
                                   -------------  --------------  --------------
Employee termination benefits         $ 19,012      $    553         $ 18,459
Facilities costs (primarily lease
  abandonments)                         26,341           676           25,665
Legal, consulting and outplacement
  costs                                  1,299                          1,299
Other                                      278                            278
                                      --------      --------         --------
Restructuring charge                    46,930         1,229           45,701
Goodwill impairment charge             342,922       342,922             --
                                      --------      --------         --------
Total charges                         $389,852      $344,151         $ 45,701
                                      ========      ========         ========

7.  LONG TERM DEBT

Senior Credit Facility - In August 1999, the Company entered into a $900 million unsecured Senior Credit Facility (credit facility) maturing in August 2003. Interest may be determined on a Eurodollar or base rate (as defined in the credit facility) basis at the Company's option. The Company currently pays a commitment fee of .3% per annum for any unused portion of the credit facility. During fiscal 2002, the maximum borrowings under the credit facility were $140 million; average borrowings were $16.7 million at a weighted average interest rate of 7.97%. At March 31, 2002, there was no amount outstanding under this facility.

The total commitment under the credit facility was permanently reduced to $500 million on February 13, 2002.

The terms of the credit facility contain, among other provisions, certain financial covenants including minimum interest coverage and minimum net worth requirements, and specific limitations on additional indebtedness, liens and merger activity.

Cash paid for interest totaled approximately $3,622,000, $28,627,000 and $21,861,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

8.  CAPITAL STOCK

Preferred Stock Purchase Rights - Under the Company's shareholder rights plan, each shareholder receives one right to purchase one two-thousandth of a share of Series A Junior Participating Preferred Stock (a right) for each share of common stock owned by the shareholder. Holders of the rights are entitled to purchase for $40.00 one two-thousandth of one share of the Company's Series A Junior Participating Preferred Stock in certain limited circumstances involving acquisitions of, or offers for, 15 percent or more of the Company's common stock. After any such acquisition is completed, each right entitles its holder to purchase for $40.00 an amount of common stock of the Company, or in certain circumstances securities of the acquirer, having a then current market value of two times the exercise price of the right. In connection with the shareholder rights plan, the Company has designated 800,000 shares of its 5,000,000 shares of authorized but unissued Preferred Stock as "Series A Junior Participating Preferred Stock." Each one two-thousandth of each share of Series A Junior Participating Preferred Stock will generally be afforded economic rights similar to one share of the Company's common stock. The rights are redeemable for a specified period at a price of $0.001 per right and expire on November 9, 2010 unless extended or earlier redeemed by the Board of Directors.

Common Stock Warrant - In November 2001, the Company issued a non-transferrable warrant entitling a customer to purchase one million shares of common stock at $10.51 per share in exchange for approximately $2,800,000 in cash, which was the warrant's fair value at the date of issue. The warrant expires on November 16, 2004 or on the fifth day after the Company's common stock trades at an average price of $20.00 per share for five consecutive days.

9.  EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share data were computed as follows (in thousands, except for per share data):


                                                                      Year Ended March 31,
                                                              ------------------------------------
                                                                2002           2001        2000
                                                              ---------      --------     --------
      Basic earnings (loss) per share:
      --------------------------------
      Numerator:  Net income (loss)                           $(245,255)     $119,083     $351,976
                                                              ---------      --------     --------
      Denominator:
        Weighted-average common shares outstanding              371,786       365,192      358,560
                                                              ---------      --------     --------
      Basic earnings (loss) per share                         $   (0.66)     $   0.33     $   0.98
                                                              =========      ========     ========


      Diluted earnings (loss) per share:
      ----------------------------------
      Numerator: Net income (loss)                            $(245,255)     $119,083     $351,976
                                                              ---------      --------     --------
      Denominator:
        Weighted-average common shares outstanding              371,786       365,192      358,560
        Dilutive effect of stock options and warrants                 -         7,617       26,131
                                                              ---------      --------     --------
        Total shares                                            371,786       372,809      384,691
                                                              ---------      --------     --------
      Diluted earnings (loss) per share                       $   (0.66)     $   0.32     $   0.91
                                                              =========      ========     ========

10. INCOME TAXES

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows (in thousands):

                                                                 March 31,
                                                           ---------------------
                                                             2002        2001
                                                           --------     --------
Deferred tax assets:
    Deferred maintenance                                   $ 11,915     $    374
    Amortization of intangible assets                        69,774       17,388
    Restructuring accrual                                    15,702
    Allowance for doubtful accounts                           5,307        5,743
    Net operating loss carryforwards                         24,201       29,670
    Other                                                    34,399       35,874
                                                           --------     --------
                                                            161,298       89,049
    Less valuation allowance                                  1,686        5,551
                                                           --------     --------
        Net deferred tax assets                             159,612       83,498
    Current portion                                          41,995       32,358
                                                           --------     --------
    Long term portion                                      $117,617     $ 51,140
                                                           ========     ========

Deferred tax liabilities:
    Capitalized research and development costs             $ 13,746     $ 13,800
    Depreciation                                             10,892        5,059
    Other                                                    48,279       53,429
                                                           --------     --------
        Total deferred tax liabilities                       72,917       72,288
    Current portion                                             184          347
                                                           --------     --------
    Long term portion                                      $ 72,733     $ 71,941
                                                           ========     ========

The income tax provision (benefit) includes the following (in thousands):

                                                    Year Ended March 31,
                                            -----------------------------------
                                              2002          2001        2000
                                            ---------    ---------    ---------
Current:
    Federal                                 $  56,794    $  50,711    $ 181,664
    Foreign                                     8,673       16,370        9,268
    State                                       4,426        5,800       24,626
                                            ---------    ---------    ---------
Total current tax provision                    69,893       72,881      215,558
                                            ---------    ---------    ---------
Deferred:
    Federal                                   (71,435)      (3,297)      (1,638)
    Foreign                                     1,081        3,402       (4,120)
    State                                      (5,131)
                                            ---------    ---------    ---------
Total deferred tax expense (benefit)          (75,485)         105       (5,758)
                                            ---------    ---------    ---------
Total income tax provision (benefit)        $  (5,592)   $  72,986    $ 209,800
                                            =========    =========    =========

The Company's income tax expense (benefit) differed from the amount computed on pre-tax income (loss) at the U.S. federal income tax rate of 35% for the following reasons (in thousands):

                                                    Year Ended March 31,
                                            -----------------------------------
                                               2002         2001        2000
                                            ---------    ---------    ---------
Federal income tax (benefit) at
   statutory rates                          $ (87,796)   $  67,224    $ 196,622
Increase (decrease) in taxes:
   Export sales benefit                        (4,290)      (8,024)      (9,537)
   State income taxes, net                       (458)       3,770       16,007
   Goodwill amortization and impairment        88,600        8,831        5,291
   Other, net                                  (1,648)       1,185        1,417
                                            ---------    ---------    ---------
Provision (benefit) for income taxes        $  (5,592)   $  72,986    $ 209,800
                                            =========    =========    =========


At March 31, 2002 the Company has net operating loss carryforwards for income tax purposes of approximately $84,196,000 which expire as follows (in thousands):

               Year ending March 31:
                        2003                            $   5,101
                        2004                                3,979
                        2005                                5,879
                        2006                                6,046
                        2008                                  832
                        2009                                   18
                        2010                                2,077
                        2011                                3,835
                        2014                                  899
               Unlimited carryforward                      55,530

Of this amount, approximately $2,229,000 is available to offset U.S. federal income taxes and approximately $81,967,000 relates to various foreign jurisdictions.

Cash paid for income taxes totaled approximately $65,935,000, $41,538,000 and $136,838,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

11. SEGMENT INFORMATION

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

No single customer provides more than 10% of the Company's revenue.

The Company evaluates the performance of its segments based primarily on operating profit (loss) before corporate expenses, and other income (expense) including restructuring charges, goodwill impairment, purchased research and development and net interest income (expense). The allocation of income taxes is not evaluated at the segment level. Financial information for the Company's business segments is as follows (in thousands):



                                                         Year Ended March 31,
                                                -----------------------------------------
                                                   2002           2001           2000
                                                -----------    -----------    -----------
Revenues:
    Products:
       Mainframe                                $   687,286    $   762,778    $ 1,031,273
       Distributed systems                          164,096        189,328        220,681
                                                -----------    -----------    -----------
             Total products revenue                 851,382        952,106      1,251,954
    Services                                        877,165      1,057,944        978,674
                                                -----------    -----------    -----------
Total revenues                                  $ 1,728,547    $ 2,010,050    $ 2,230,628
                                                ===========    ===========    ===========

Income (loss) from operations:
    Products                                    $   276,809    $   305,143    $   627,655
    Services                                         (2,788)        18,707         31,964
    Corporate staff                                 (73,670)       (89,126)       (64,800)
    Goodwill amortization                           (38,926)       (42,092)       (25,586)
                                                -----------    -----------    -----------
Income (loss) from operations before goodwill
 impairment and other charges                       161,425        192,632        569,233
    Goodwill impairment charge                     (387,418)
    Restructuring charge                            (46,930)
    Purchased research and development                                            (17,900)
    Other income (expense)                           22,076           (563)        10,443
                                                -----------    -----------    -----------
Income (loss) before income taxes               $  (250,847)   $   192,069    $   561,776
                                                ===========    ===========    ===========




Financial information regarding geographic operations are presented in the table below (in thousands):

                                                    Year Ended March 31,
                                            ------------------------------------
                                               2002         2001        2000
                                            ----------   ----------   ----------
Revenues:
    United States                           $1,316,536   $1,560,798   $1,736,511
    Europe                                     307,831      323,882      351,427
    Other international operations             104,180      125,370      142,690
                                            ----------   ----------   ----------
Total revenue                               $1,728,547   $2,010,050   $2,230,628
                                            ==========   ==========   ==========

The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly such information is not provided. Less than 10% of the Company's long-lived assets, other than financial instruments, are located outside of the United States.

12. COMMITMENTS AND CONTINGENCIES

Leases - The Company leases building and office space and computer, office and transportation equipment under various operating lease agreements extending through fiscal 2016. Certain of these leases contain provisions for renewal options and escalation clauses. The following is a schedule of future minimum rental payments for the next five years (in thousands):

 Year ending        Total       Accrued as of      Remaining
  March 31,       Commitment    March 31, 2002     Commitment
------------      ----------    --------------    -----------
     2003         $  38,948        $  7,330       $  31,618
     2004            31,791           6,755          25,036
     2005            23,295           5,133          18,162
     2006            17,421           4,505          12,916
     2007            15,030           4,519          10,511
  Thereafter         21,904          10,507          11,397
                  ---------        --------       ---------
     Total        $ 148,389        $ 38,749       $ 109,640
                  =========        ========       =========



Accrued amounts at March 31, 2002 represent the remaining commitments on abandoned leases. Lease expense for the years ended March 31, 2002, 2001 and 2000 under all operating leases amounted to approximately $54,960,000, $39,652,000 and $34,180,000, respectively.

13. BENEFIT PLANS

Employee Stock Ownership Plan - In July 1986, the Company established an Employee Stock Ownership Plan (ESOP) and Trust. Under the terms of the ESOP, the Company makes annual contributions to the Plan for the benefit of substantially all employees of the Company. The contribution may be in the form of cash or common shares of the Company. The Board of Directors may authorize contributions between a maximum of 25% of eligible compensation and a minimum sufficient to cover current obligations of the Plan. The Company made contributions of $10,657,000, $10,685,000 and $6,496,000 in fiscal 2002, 2001 and 2000, respectively. This is a non-leveraged ESOP plan.

Employee Stock Purchase Plan - During fiscal 1996, the Company adopted and the shareholders approved the global Employee Stock Purchase Plan under which the Company was authorized to issue up to eight million shares of common stock to eligible employees, all of which were distributed as of March 2001. During fiscal 2002, the shareholders approved international and domestic employee stock purchase plans authorizing 15 million shares for issuance to eligible employees. Currently, the offering periods commence on April 1 and October 1 each year. Under the terms of the plan, employees can elect to have up to 10% of their compensation withheld to purchase Company stock at the close of the offering period. The value of the stock purchased in any calendar year cannot exceed $25,000. The purchase price is 85% of the first or last day's average high and low price for each offering period, whichever is lower. During fiscal 2002, 2001 and 2000, the Company sold approximately 1,007,000, 4,515,000 and 1,009,000 shares, respectively, to eligible employees under the plan.

Employee Stock Option Plans - The Company adopted five employee stock option plans dating back to 1991. These plans provide for grants of options to purchase up to 91,000,000 shares of the Company's common stock to employees and directors of the Company, of which approximately 39,613,000 options were outstanding at March 31, 2002. Under the terms of the plans, the Company may grant nonqualified options at the fair market value of the stock on the date of grant. During fiscal 2002, the Company granted approximately 4,375,000 options under the five different Employee Stock Option Plans. Options granted under these plans vest in cumulative annual installments over a three to five year period. All options were granted at fair market value and expire ten years from the date of grant.

In March 2001, the Company adopted the 2001 Broad Based Stock Option Plan. The plan was approved by the Board of Directors, but was not submitted to the shareholders for approval. The plan provides for grants of options to purchase up to 50,000,000 shares of the Company's common stock to employees or directors of the Company. Under the terms of the plan, the Company may grant nonqualified stock options at the fair market value of the stock on the date of grant. During fiscal 2002, the Company granted approximately 26,997,000 options under the Broad Based Stock Option Plan. Approximately 24,667,000 options were outstanding at March 31, 2002. Options granted under the Broad Based Stock Option Plan vest every six months over a four year period. All options were granted at fair market value and expire ten years from the date of grant.

Non-Employee Director Stock Option Plan - In July 1992, the Company adopted the Stock Option Plan for Non-Employee Directors. Under this plan, 2,400,000 shares of common stock are reserved for issuance to non-employee directors of the Company who have not been employees of the Company, any subsidiary of the Company or any entity which controls more than 10% of the total combined voting power of the Company's capital stock for at least one year prior to becoming director. During fiscal 2002, approximately 8,600 options were granted under the Non-Employee Director Stock Option Plan. Approximately 1,491,000 options were outstanding at March 31, 2002.

Each non-employee director receives an annual grant of 20,000 options with additional grants for board and committee meeting attendance. In addition, each non-employee director may receive an additional grant of 10,000 or 20,000 options if pre-established earnings targets are achieved by the Company. Non-employee directors have been granted stock options out of the Non-Employee Director Stock Option Plan or the Fiscal 1999 Stock Option Plan.

At March 31, 2002, approximately 93,000 options were outstanding under plans that were terminated by the Company, of which virtually all are fully vested. All outstanding options under the terminated plans remain in effect in accordance with the terms under which they were granted.

During fiscal 1999, the Company implemented a Replacement Stock Option Award program. The program allows selected participants to pay the option exercise price with shares of currently owned Company stock. The Company grants a new stock option award to replace the shares exchanged in the transaction. During fiscal 2002, approximately 1,072,000 options were exercised under the Replacement Stock Option Award program for which approximately 878,000 replacement options were granted.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Stock options are granted at current market prices at the date of grant, therefore, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for fiscal 2002, 2001 and 2000 consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", Compuware's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                  Year Ended March 31,
                                         --------------------------------------
                                            2002           2001          2000
                                         ---------       --------      --------
Net income (loss):
  As reported                            $(245,255)      $119,083      $351,976
  Pro forma                               (307,170)        62,154       286,403

Earnings (loss) per share:
  As reported:
     Basic earnings (loss) per share         (0.66)          0.33          0.98
     Diluted earnings (loss) per share       (0.66)          0.32          0.91
  Pro forma:
     Basic earnings (loss) per share         (0.83)          0.17          0.80
     Diluted earnings (loss) per share       (0.83)          0.17          0.74

The pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 2002, 2001 and 2000, respectively: expected volatility of 64.55%, 95.55% and 85.85%; risk-free interest rates of 4.7%, 4.6% and 6.4%; and expected lives at date of grant of 4.1, 5.0 and 4.8 years. Dividend yields were not a factor as the Company has not issued cash dividends since 1986, and has no plans to do so in the future.

Under SFAS No. 123, the fair value of the employees' stock purchase rights acquired by participation in the GESPP were estimated using the Black-Scholes model with assumptions comparable to the stock option plans above. The weighted-average fair value of the purchase rights granted in fiscal 2002, 2001 and 2000 were $2.13, $3.12 and $12.00, respectively.

A summary of the status of fixed stock option grants under Compuware's stock-based compensation plans as of March 31, 2002, 2001 and 2000, and changes during the years ending on those dates is as follows (shares in thousands):



                                          2002                            2001                             2000
                               ---------------------------    -----------------------------     ---------------------------
                                Shares                          Shares                           Shares
                                 Under     Weighted-Avg.        Under      Weighted-Avg.          Under     Weighted-Avg.
                                Option    Exercise Price        Option     Exercise Price        Option    Exercise Price
                                ------    --------------        ------     --------------        ------    --------------
     Outstanding at
       beginning of year         46,272        $  13.53         44,965         $  13.93           48,801       $  11.21
     Granted                     31,380            9.46         11,482             9.80            8,392          20.90
     Exercised                   (4,022)           5.02         (2,459)            5.52           (7,704)          4.77
     Exchanged                     (878)          12.07         (1,973)           11.43           (1,703)         22.58
     Forfeited                   (6,888)          12.62         (5,743)           15.45           (2,821)         17.20
                               --------                       --------                          --------
     Outstanding at
       year end                  65,864        $  12.30         46,272         $  13.53           44,965       $  13.93
                               ========                       ========                          ========

     Options exercisable
       at year end               27,581        $  12.42         20,140         $   9.77           14,769       $   8.79
                               ========                       ========                          ========

     Weighted-average
       fair value of options
       granted during the
       year                    $   5.09                       $   7.30                          $  15.52
                               ========                       ========                          ========

The following tables summarize information about stock options outstanding at March 31, 2002 (shares in thousands):

                                     ----------------------------------------------    -----------------------------
                                                  Options Outstanding                      Options Exercisable
                                     ----------------------------------------------    -----------------------------
                                      Shares                                             Shares
                                      Under      Weighted-Avg.     Weighted-Avg.         Under      Weighted-Avg.
                                      Option    Remaining Life     Exercise Price        Option     Exercise Price
                                      ------    --------------     --------------        ------     --------------

     Range of Exercise Prices
      $     0.01 TO $10.00             42,440           7.68           $   8.38            15,148       $   6.85
            10.01 TO 20.00             13,210           6.24              14.96             6,663          13.80
            20.01 TO 30.00              9,356           5.53              24.55             5,344          24.58
            30.01 TO 42.00                858           6.35              32.14               426          32.65
                                     --------                                          ----------
                                       65,864           7.07              12.30            27,581          12.42
                                     ========                                          ==========


                                                                                               Number of securities
                                         Number of securities                                  remaining available
                                             to be issued             Weighted-average         for future issuance
                                           upon exercise of          exercise price of             under equity
                                          outstanding options       outstanding options         compensation plans
                                        ------------------------   -----------------------   -------------------------
Equity compensation plans
 approved by security holders                   41,197                     $14.05                     7,257

Equity compensation plans not
 approved by security holders                   24,667                       9.39                    24,801



The maximum number of shares for which additional options may be granted was 32,058,441 at March 31, 2002, 55,672,142 at March 31, 2001 and 9,437,993 at
March 31, 2000. At March 31, 2002, a total of 98,921,972 shares of the Company's common stock are reserved for issuance under the warrant and all option plans. Income tax benefits associated with the exercise of stock options are reflected as adjustments to additional paid-in capital.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended March 31, 2002 and 2001 is as follows (in thousands, except for per share data):


                                         First        Second         Third        Fourth
                                        Quarter       Quarter       Quarter       Quarter         Year
                                      -----------   -----------   -----------   -----------    -----------
Fiscal 2002:
  Revenues                            $   446,748   $   424,028   $   450,553   $   407,218    $ 1,728,547
  Operating income (loss)                  51,026        36,961        42,049      (402,959)      (272,923)
  Pre-tax income (loss)                    55,413        42,750        48,047      (397,057)      (250,847)
  Net income (loss)                        34,356        26,505        29,789      (335,905)      (245,255)
  Basic earnings (loss) per share            0.09          0.07          0.08         (0.90)         (0.66)
  Diluted earnings (loss) per share          0.09          0.07          0.08         (0.90)         (0.66)


Fiscal 2001:
  Revenues                            $   513,874   $   486,323   $   495,356   $   514,497    $ 2,010,050
  Operating income                         40,932        21,890        57,450        72,360        192,632
  Pre-tax income                           38,116        20,792        58,000        75,161        192,069
  Net income                               23,632        12,891        35,960        46,600        119,083
  Basic earnings per share                   0.07          0.04          0.10          0.13           0.33
  Diluted earnings per share                 0.06          0.03          0.10          0.12           0.32


The fourth quarter of fiscal 2002 was impacted by an impairment charge of $35.2 million associated with a change in technology related to distributed products, restructuring costs of $46.9 million and an impairment of goodwill related to the restructuring of $342.9 million.


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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is contained in the Proxy Statement under the caption "Security Ownership of Management and Major Shareholders" and in
Note 13 in the Notes to Consolidated Financial Statements which are included in this report in Item 8 and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is contained in the Proxy Statement under the caption "Other Matters - Related Party Transactions" and is incorporated herein by reference.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED AS PART OF THIS REPORT.

      1. CONSOLIDATED FINANCIAL STATEMENTS

           The following consolidated financial statements of the Company and its subsidiaries are filed herewith:

                                                                         Page
                                                                         ----

           Independent Auditors' Report                                    30

           Consolidated Balance Sheets as of March 31, 2002 and 2001       31

           Consolidated Statements of Operations for each of the years
           ended March 31, 2002, 2001 and 2000                             32

           Consolidated Statements of Shareholders' Equity for each of
           the years ended March 31, 2002, 2001 and 2000                   33

           Consolidated Statements of Cash Flows for each of the years
           ended March 31, 2002, 2001 and 2000                             34

           Notes to Consolidated Financial Statements                      35-50

     2.  FINANCIAL STATEMENT SCHEDULE INCLUDED IN PART IV OF THIS FORM:

           Independent Auditors' Report                                    56

           Schedule II - Valuation and Qualifying Accounts and Reserves    57

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

     (b) Reports on Form 8-K
           The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington Hills, State of Michigan on June 25, 2002.

                                      COMPUWARE CORPORATION

                                      By:   /S/ PETER KARMANOS, JR.
                                           ------------------------------------
                                           Peter Karmanos, Jr.
                                           Chairman of the Board,
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                  Signature                                         Title                                 Date
                  ---------                                         -----                                 ----

       /S/  PETER KARMANOS, JR.           Chairman of the Board, Chief Executive Officer             June 25, 2002
       ---------------------------------  and Director (Principal Executive Officer)
             Peter Karmanos, Jr.

       /S/  THOMAS THEWES                 Vice Chairman of the Board and Director                    June 25, 2002
       ---------------------------------
                Thomas Thewes

       /S/  JOSEPH A. NATHAN              President and Director                                     June 25, 2002
       ---------------------------------
               Joseph A. Nathan

       /S/  LAURA L. FOURNIER             Senior Vice President, Chief Financial Officer             June 25, 2002
       ---------------------------------  and Treasurer (Chief Financial and Accounting Officer)
              Laura L. Fournier

       /S/  DENNIS W. ARCHER              Director                                                   June 25, 2002
       ---------------------------------
               Dennis W. Archer

       /S/  ELIZABETH A. CHAPPELL         Director                                                   June 25, 2002
       ---------------------------------
            Elizabeth A. Chappell

       /S/  ELAINE K. DIDIER              Director                                                   June 25, 2002
       ---------------------------------
               Elaine K. Didier

       /S/  BERNARD M. GOLDSMITH          Director                                                   June 25, 2002
       ---------------------------------
             Bernard M. Goldsmith

       /S/  WILLIAM O. GRABE              Director                                                   June 25, 2002
       ---------------------------------
               William O. Grabe

       /S/  WILLIAM R. HALLING            Director                                                   June 25, 2002
       ---------------------------------
              William R. Halling

       /S/  W. JAMES PROWSE               Director                                                   June 25, 2002
       ---------------------------------
               W. James Prowse

       /S/  G. SCOTT ROMNEY               Director                                                   June 25, 2002
       ---------------------------------
               G. Scott Romney

       /S/  LOWELL P. WEICKER, JR.        Director                                                   June 25, 2002
       ---------------------------------
            Lowell P. Weicker, Jr.


                                    EXHIBITS

The following exhibits are filed herewith or incorporated by reference. Each management contract or compensatory plan or arrangement filed as an exhibit to this report is identified below with an asterisk before the exhibit number. The Company's SEC file number is 0-20900.

     Exhibit
     Number       Description of Document
     ---------    -----------------------

         3(i).1   Restated Articles of Incorporation of Compuware Corporation,
                  as amended, as of October 25, 2000. (11)
         3(i).5   Amended and Restated Bylaws of Compuware Corporation, as of
                  October 2001. (12)
         4.0      Rights Agreement dated as of October 25, 2000 between
                  Compuware Corporation and Equiserve Trust Company, N.A., as
                  Rights Agent. (8)
         4.1      Warrant dated November 16, 2001 (13)
       *10.4      1992 Stock Option Plan. (1)
        10.24     Promotion Agreement, dated September 8, 1992, between
                  Compuware Sports Corporation and the Company. (1)
       *10.35     Fiscal 1993 Stock Option Plan. (1)
       *10.36     Stock Option Plan for Non-Employee Directors. (1)
       *10.37     Fiscal 1998 Stock Option Plan (3)
       *10.51     Fiscal 1996 Stock Option Plan (7)
        10.52     Advertising Agreement, dated December 1, 1996, between Arena
                  Management Company and the Company (7)
       *10.83     Fiscal 1999 Stock Option Plan (9)
        10.84     Agreement and Plan of Merger, dated June 23, 1999, among the
                  Company, DPRC and COMP Acquisition Co. (5)
       *10.85     2001 Broad Based Stock Option Plan (6)
       *10.86     First Amendment to 1992 Stock Option Plan (2)
       *10.87     First Amendment to 1993 Stock Option Plan (2)
       *10.88     First Amendment to 1996 Stock Option Plan (2)
       *10.89     First Amendment to Stock Option Plan For Non-Employee
                  Directors (4)
        21.1      Subsidiaries of the Registrant
        23.1      Independent Auditors' Consent
      99.(B)(2)   Credit Agreement, dated as of August 3, 1999, between
                  Compuware Corporation, Various Lenders, Comerica Bank, as
                  Administrative Agent and Co-Arranger, and Morgan Stanley
                  Senior Funding, Inc., as Lead Arranger, Syndication Agent and
                  Book Manager (10)

                  ----------------
                  (1) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-53652).
                  (2)      Incorporated by reference to exhibits 12.0, 12.1 and
                           12.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
                  (3) Incorporated by reference to exhibit 4.1 to the Registration Statement on Form S-8 (Registration Statement No. 333-37873).
                  (4) Incorporated by reference to exhibit 12.3 to the 1998 Annual Report on Form 10-K.
                  (5) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.
                  (6) Incorporated by reference to exhibit 4.10 to the Registration Statement on Form S-8 (Registration Statement No. 333-57984).
                  (7) Incorporated by reference to the corresponding exhibit to the fiscal 2000 Annual Report on Form 10-K.
                  (8) Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 26, 2000.
                  (9) Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.

                  (10) Incorporated by reference to Exhibit 99.(B)(2) to the Company's Amendment No. 3 (Final Amendment) to
                           Schedule 14D-1.
                  (11) Incorporated by reference to the corresponding exhibit to the fiscal 2001 Annual Report on Form 10-K.
                  (12) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.
                  (13) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001.

INDEPENDENT AUDITORS' REPORT


TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF COMPUWARE CORPORATION:

We have audited the consolidated financial statements of Compuware Corporation and subsidiaries as of March 31, 2002 and 2001 and for each of the three years in the period ended March 31, 2002, and have issued our report thereon dated May 6, 2002; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Compuware Corporation and subsidiaries, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Detroit, Michigan
May 6, 2002

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   YEARS ENDED MARCH 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)



                COLUMN A                     COLUMN B                   COLUMN C                     COLUMN D         COLUMN E
----------------------------------------  ----------------  -----------------------------------  -----------------  --------------
                                                                        ADDITIONS
                                                            -----------------------------------

                                                                                   CHARGED
                                            BALANCE AT           CHARGED          TO OTHER             (1)           BALANCE AT
                                             BEGINNING          TO COSTS         ACCOUNTS--        DEDUCTIONS--        END OF
              DESCRIPTION                    OF PERIOD        AND EXPENSES        DESCRIBE           DESCRIBE          PERIOD
              -----------                 ---------------  -----------------  -----------------  -----------------  --------------

Allowance for doubtful accounts:
       Year ended March 31, 2002          $       21,267           10,037                                 8,114            23,190
       Year ended March 31, 2001                  15,466           10,432                                 4,631            21,267
       Year ended March 31, 2000                  12,152            7,692                                 4,378            15,466


-----------------------------------------
(1) Write-off of uncollectible accounts, product maintenance cancellations and service cost overruns.

                               INDEX TO EXHIBITS



EXHIBIT NO.             DESCRIPTION


21.1                    Subsidiaries of the Registrant

23.1                    Independent Auditors' Consent