Form 10-Q
period 2002-06-30
COMPUWARE CORPORATION
filed 2002-08-12
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

As of August 8, 2002, there were outstanding 375,904,601 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 22 pages

PART I.  FINANCIAL INFORMATION                                                   Page
                                                                                 ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 2002 and March 31, 2002                                          3

         Condensed Consolidated Statements of Operations
         for the three months ended June 30, 2002 and 2001                         4

         Condensed Consolidated Statements of Cash Flows
         for the three months ended June 30, 2002 and 2001                         5

         Notes to Condensed Consolidated Financial
         Statements                                                                6

         Independent Accountants' Report                                          12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                            13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk               20


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                         21

SIGNATURES                                                                        22

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                            JUNE 30,      MARCH 31,
                                                              2002          2002
                                                          -----------    -----------
                                                          (UNAUDITED)
                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                              $   270,470    $   233,305
   Investments                                                139,372        133,503
   Accounts receivable, net                                   540,316        609,579
   Deferred tax asset, net                                     35,042         41,811
   Income taxes refundable, net                                22,642         27,687
   Prepaid expenses and other current assets                   18,266         16,954
                                                          -----------    -----------
       Total current assets                                 1,026,108      1,062,839
                                                          -----------    -----------

INVESTMENTS                                                    65,139         55,566
                                                          -----------    -----------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                              226,600        199,365
                                                          -----------    -----------

CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION                                                65,794         68,998
                                                          -----------    -----------

OTHER:
   Accounts receivable                                        298,797        306,751
   Deferred tax asset, net                                     47,499         44,884
   Goodwill, net                                              212,141        211,792
   Other                                                       43,751         43,743
                                                          -----------    -----------
       Total other assets                                     602,188        607,170
                                                          -----------    -----------
TOTAL ASSETS                                              $ 1,985,829    $ 1,993,938
                                                          ===========    ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
   Accounts payable                                       $    19,495    $    28,646
   Accrued expenses                                           148,453        186,477
   Deferred revenue                                           338,070        341,024
                                                          -----------    -----------
       Total current liabilities                              506,018        556,147

DEFERRED REVENUE                                              231,542        218,624

ACCRUED EXPENSES                                               27,415         29,316
                                                          -----------    -----------

       Total liabilities                                      764,975        804,087
                                                          -----------    -----------
SHAREHOLDERS' EQUITY:
   Common stock                                                 3,759          3,758
   Additional paid-in capital                                 678,831        676,617
   Retained earnings                                          551,269        528,804
   Accumulated other comprehensive loss                       (13,005)       (19,328)
                                                          -----------    -----------
       Total shareholders' equity                           1,220,854      1,189,851
                                                          -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 1,985,829    $ 1,993,938
                                                          ===========    ===========


See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                          THREE MONTHS ENDED
                                               JUNE 30,
                                        ----------------------
                                          2002          2001
                                        ---------    ---------
REVENUES:
   Software license fees                $  57,153    $  95,585
   Maintenance fees                       105,694      110,827
   Professional services fees             183,752      244,063
                                        ---------    ---------

       Total revenues                     346,599      450,475
                                        ---------    ---------

OPERATING EXPENSES:
   Cost of software license fees            7,627        8,663
   Cost of professional services          167,369      216,086
   Technology development and support      31,799       41,731
   Sales and marketing                     66,176       71,472
   Administrative and general              44,768       51,693
   Goodwill amortization                                 9,804
                                        ---------    ---------

       Total operating expenses           317,739      399,449
                                        ---------    ---------

INCOME FROM OPERATIONS                     28,860       51,026
                                        ---------    ---------

OTHER INCOME (EXPENSE):
   Interest and investment income           6,694        6,924
   Interest expense and other              (1,516)      (2,537)
                                        ---------    ---------
       Total other income                   5,178        4,387
                                        ---------    ---------

INCOME BEFORE INCOME TAXES                 34,038       55,413

INCOME TAX PROVISION                       11,573       21,057
                                        ---------    ---------

NET INCOME                              $  22,465    $  34,356
                                        =========    =========

Basic earnings per share                $    0.06    $    0.09
                                        =========    =========

Diluted earnings per share              $    0.06    $    0.09
                                        =========    =========


See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                        ----------------------
                                                                          2002         2001
                                                                        ---------    ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                           $  22,465    $  34,356
   Adjustments to reconcile net income to cash provided by
       operations:
       Depreciation and amortization                                       12,995       25,106
       Tax benefit from exercise of stock options                              62        1,463
       Acquisition tax benefits                                             1,768        1,802
       Deferred income taxes                                                4,154         (259)
       Other                                                                6,295        1,145
       Net change in assets and liabilities, net of effects from
         acquisitions:
           Accounts receivable                                             77,217       49,323
           Prepaid expenses and other current assets                       (1,312)        (136)
           Other assets                                                      (597)       1,305
           Accounts payable and accrued expenses                          (41,993)     (47,860)
           Deferred revenue                                                 9,964       29,526
           Income taxes                                                     5,045      (10,122)
                                                                        ---------    ---------
                  Net cash provided by operating activities                96,063       85,649
                                                                        ---------    ---------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Purchase of:
       Property and equipment:
           Headquarters building                                          (42,911)     (12,091)
           Other                                                             (613)      (2,349)
       Capitalized software                                                (3,012)      (3,208)
   Investments:
       Proceeds from maturity                                              40,885       73,255
       Purchases                                                          (56,899)     (53,618)
                                                                        ---------    ---------
                  Net cash provided by (used in) investing activities     (62,550)       1,989
                                                                        ---------    ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options                                327        2,942
   Contribution to stock purchase plans                                     3,325           22
   Payments on long term debt                                                          (88,000)
                                                                        ---------    ---------
                  Net cash provided by (used in) financing activities       3,652      (85,036)
                                                                        ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  37,165        2,602
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          233,305       53,340
                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 270,470    $  55,942
                                                                        =========    =========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2002



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances known at June 30, 2002, final amounts may differ from estimates.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2002 included in the Company's Annual Report to Shareholders and the Company's Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at March 31, 2002 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years.

Certain amounts in the fiscal 2002 financial statements have been reclassified to conform to the fiscal 2003 presentation.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2002


NOTE 2 - COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share ("EPS") data were computed as follows (in thousands, except for per share data):


                                                        Three Months Ended
                                                            June 30,
                                                       -------------------
                                                         2002       2001
                                                       --------   --------
     BASIC EPS:
     Numerator: Net Income                             $ 22,465   $ 34,356
                                                       --------   --------
     Denominator:
          Weighted-average common shares outstanding    375,883    370,204
                                                       --------   --------
     Basic EPS                                         $   0.06   $   0.09
                                                       ========   ========

     DILUTED EPS:
     Numerator: Net Income                             $ 22,465   $ 34,356
                                                       --------   --------
     Denominator:
          Weighted-average common shares outstanding    375,883    370,204
          Dilutive effect of stock options                2,606     12,041
                                                       --------   --------
          Total shares                                  378,489    382,245
                                                       --------   --------
     Diluted EPS                                       $   0.06   $   0.09
                                                       ========   ========

NOTE 3 - COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation gains and losses that have been excluded from net income and reflected instead in equity. Total comprehensive income is summarized as follows (in thousands):

                                                   Three Months Ended
                                                        June 30,
                                            -------------------------------
                                                  2002            2001
                                            ---------------  --------------
    Net Income                              $        22,465  $       34,356
    Foreign currency translation
         adjustment, net of tax                       6,323           1,154
                                            ---------------  --------------
         Total comprehensive income         $        28,788  $       35,510
                                            ===============  ==============

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2002


NOTE 4 -- SEGMENTS

Compuware operates in two business segments in the software industry: products and services. The Company provides software products and professional services to IT organizations that help IT professionals efficiently develop, implement and support the applications that run their businesses.

Financial information for the Company's business segments is as follows (in thousands):

                                                           Three Months Ended
                                                                 June 30,
                                                         ----------------------
                                                            2002         2001
                                                         ---------    ---------
Revenues:
    Products:
       Mainframe                                         $ 128,063    $ 166,914
       Distributed systems                                  34,784       39,498
                                                         ---------    ---------
          Total products revenue                           162,847      206,412
    Services                                               183,752      244,063
                                                         ---------    ---------
Total revenues                                           $ 346,599    $ 450,475
                                                         =========    =========

Operating Expenses:
    Products                                             $ 105,602    $ 121,866
    Services                                               167,369      216,086
    Corporate staff                                         44,768       51,693
    Goodwill amortization                                                 9,804
                                                         ---------    ---------
Total operating expenses                                 $ 317,739    $ 399,449
                                                         =========    =========

Income from operations before other income (expenses):
    Products                                             $  57,245    $  84,546
    Services                                                16,383       27,977
    Corporate staff                                        (44,768)     (51,693)
    Goodwill amortization                                                (9,804)
                                                         ---------    ---------
Income from operations before other income                  28,860       51,026
    Other income                                             5,178        4,387
                                                         ---------    ---------
Income before income taxes                               $  34,038    $  55,413
                                                         =========    =========


     Financial information regarding geographic operations are presented in the table below (in thousands):


                                               Three Months Ended
                                                    June 30,
                                               -------------------
                                                 2002       2001
                                               --------   --------
          Revenues:
              United States                    $264,985   $344,724
              Europe and Africa                  64,896     80,431
              Other international operations     16,718     25,320
                                               --------   --------
          Total revenues                       $346,599   $450,475
                                               ========   ========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2002




NOTE 5 -- RESTRUCTURING CHARGE

In the fourth quarter of fiscal 2002, Compuware adopted a restructuring plan to reorganize its operating divisions, primarily the professional services segment. These changes were designed to increase profitability by better aligning cost structures with current market conditions.

The restructuring plan includes a reduction of professional services staff at certain locations, the closing of entire professional services offices and a reduction of sales support personnel, lab technicians and related administrative and financial staff. Approximately 1,600 employees worldwide will be terminated as a result of the reorganization. As of June 30, 2002, 1,282 of the affected employees had been terminated.

The following table summarizes the restructuring charge taken in fiscal 2002, and charges against the accrual during the first quarter of fiscal 2003 (in thousands):

                                                         Charges against
                                           Balance at   the accrual during
                                            March 31,   the quarter ended     Balance at
                                              2002        June 30, 2002     June 30, 2002
                                           ----------   ------------------  -------------
         Employee termination benefits       $18,459          $11,259          $ 7,200
         Facilities costs (primarily lease
           abandonments)                      25,665            2,774           22,891
         Legal, consulting and
           outplacement costs                  1,299              521              778
         Other                                   278              195               83
                                           ----------   ------------------  -------------
         Total restructuring accrual         $45,701          $14,749          $30,952
                                           ==========   ==================  =============


                    COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2002



NOTE 6 -- GOODWILL AND INTANGIBLE ASSETS

The components of the Company's intangible assets were as follows (in thousands):


                                                               At June 30, 2002
                                       ---------------------------------------------------------------
                                       Gross Carrying              Accumulated            Net Carrying
                                           Amount                 Amortization                Amount
                                       --------------             ------------            ------------
Amortized intangible assets:
    Capitalized software                  $ 213,246                $ (147,452)               $ 65,794
    Other (1)                                 6,200                    (3,808)                  2,392
                                       --------------             ------------            ------------
Total                                     $ 219,446                $ (151,260)               $ 68,186
                                       ==============             ============            ============

                                                               At March 31, 2002
                                       ---------------------------------------------------------------
                                       Gross Carrying              Accumulated            Net Carrying
                                           Amount                 Amortization                Amount
                                       --------------             ------------            ------------
Amortized intangible assets:
    Capitalized software                  $ 209,017                $ (140,019)               $ 68,998
    Other (1)                                 6,200                    (3,725)                  2,475
                                       --------------             ------------            ------------
Total                                     $ 215,217                $ (143,744)               $ 71,473
                                       ==============             ============            ============



(1) Other amortized intangible assets include trademarks associated with past product acquisitions. The amortization expense is reported in general and administrative expense on the income statement.

Aggregate amortization expense on intangible assets was $6,298,000 and $7,769,000 for the three months ended June 30, 2002 and 2001, respectively. Annual amortization expense, based on identified intangible assets recorded through June 30, 2002 is expected to be as follows (in thousands):

                                                            Year Ended March 31,
                                       ------------------------------------------------------------------
                                         2003          2004           2005          2006            2007
                                       --------      --------       --------       -------        -------
       Capitalized software            $ 24,644      $ 23,236       $ 14,959       $ 5,615        $ 2,761
       Other                                330           330            330           330            330
                                       --------      --------       --------       -------        -------
       Total                           $ 24,974      $ 23,566       $ 15,289       $ 5,945        $ 3,091
                                       ========      ========       ========       =======        =======




Effective April 1, 2002, in accordance with FASB 142, the goodwill balance is no longer being amortized on a monthly basis. Instead, it will be tested at least annually for impairment. Changes in the carrying amounts of goodwill for the quarter ended June 30, 2002 were as follows (in thousands):




  Goodwill:                                            Products        Services           Total
                                                       --------        ---------        ---------
     Balance at March 31, 2002, net                    $ 72,182        $ 139,610        $ 211,792
     Effect of foreign currency translation                                  349              349
                                                       --------        ---------        ---------
     Balance as of June 30, 2002, net                  $ 72,182        $ 139,959        $ 212,141
                                                       ========        =========        =========

                    COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2002




The Company's reported net income and diluted earnings per share exclusive of amortization of goodwill in the prior year on an after-tax basis were as follows (in thousands except per share data):

                                                               Three Months Ended June 30,
                                                             -------------------------------
                                                               2002                   2001
                                                             --------               --------
   Reported net income                                       $ 22,465               $ 34,356
   Add goodwill amortization, net of tax                                               8,274
                                                             --------               --------
   Adjusted net income                                       $ 22,465               $ 42,630
                                                             ========               ========

   Diluted earnings per share                                $   0.06               $   0.11
                                                             ========               ========

INDEPENDENT ACCOUNTANTS' REPORT


Compuware Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of June 30, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of March 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated May 6, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP


Detroit, Michigan
July 15, 2002

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



This discussion contains certain forward-looking statements within the meaning of the federal securities laws which are identified by the use of the words "believes," "expects," "anticipates," "will," "contemplates," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect operating results, including, without limitation, those contained in this report and in our 2002 Form 10-K filing with the Securities and Exchange Commission, and could cause actual results to differ materially from the results implied by these or any other forward-looking statements made by, or on behalf of, the Company. There can be no assurance that future results will meet expectations. While the Company believes that its forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of income, in thousands, and as a percentage of total revenues and the percentage change in such items compared to the prior period:


                                               Results of             Percentage of
                                               Operations            Total Revenues
                                         ----------------------     ------------------
                                           Three Months Ended       Three Months Ended  ----------
                                                June 30,                June 30,         Period-
                                         ----------------------     ------------------  to-Period
                                           2002         2001*         2002     2001*      Change
                                         ---------    ---------     --------  --------  ----------
REVENUE:
    Software license fees                $  57,153    $  95,585       16.5%     21.2%     (40.2)%
    Maintenance fees                       105,694      110,827       30.5      24.6       (4.6)
    Professional services fees             183,752      244,063       53.0      54.2      (24.7)
                                         ---------    ---------     --------  --------
       Total revenues                      346,599      450,475      100.0     100.0      (23.1)
                                         ---------    ---------     --------  --------

OPERATING EXPENSES:
    Cost of software license fees            7,627        8,663        2.2       1.9      (12.0)
    Cost of professional services          167,369      216,086       48.3      48.0      (22.5)
    Technology development and support      31,799       41,731        9.2       9.3      (23.8)
    Sales and marketing                     66,176       71,472       19.1      15.8       (7.4)
    Administrative and general              44,768       51,693       12.9      11.5      (13.4)
    Goodwill amortization                                 9,804                  2.2     (100.0)
                                         ---------    ---------     --------  --------
       Total operating expenses            317,739      399,449       91.7      88.7      (20.5)
                                         ---------    ---------     --------  --------
Income from operations                      28,860       51,026        8.3      11.3      (43.4)
                                         ---------    ---------     --------  --------
Other income (expense):
    Interest and investment income           6,694        6,924        1.9       1.6       (3.3)
    Interest expense and other              (1,516)      (2,537)      (0.4)     (0.6)      40.2
                                         ---------    ---------     --------  --------
       Total other income                    5,178        4,387        1.5       1.0       18.0
                                         ---------    ---------     --------  --------
Income before income taxes                  34,038       55,413        9.8      12.3      (38.6)
    Income tax provision                    11,573       21,057        3.3       4.7      (45.0)
                                         ---------    ---------     --------  --------
Net income                               $  22,465    $  34,356        6.5%      7.6%     (34.6)%
                                         =========    =========     ========  ========



    * Reclassified to conform to the June 2002 presentation.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Effective April 1, 2002, in accordance with FASB 142, the goodwill balance is no longer being amortized on a monthly basis. Instead, it will be tested at least annually for impairment. If goodwill had not been amortized in fiscal 2002, net income in the first quarter of last year would have been $42.6 million, or 11 cents per diluted share.

Effective April 1, 2002, we reorganized our operations to better allow the products and professional services organizations to focus on meeting customer needs. We have reclassified certain expense items to better reflect our new operating structure -- no longer allocating costs associated with the facilities, finance and human resource departments to the various operating groups. Instead, these costs are now included in administrative and general expenses. All technology costs including costs associated with internal systems are included in the technology development and support expense line. This reclassification did not change total operating expenses. In accordance with EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-pocket' Expenses Incurred", we have also reclassified travel expense reimbursements paid by customers as revenue rather than as a reduction to the related expense. This reclassification has resulted in a slight change to professional services fees and cost of professional services without changing income or loss from operations. The following table sets forth for the periods indicated, certain operational data reclassified to conform to the current presentation (dollars in thousands):

                                                           Three Months Ended
                                            ---------------------------------------------------
                                            March 31,    December 31,  September 30,   June 30,
                                              2002          2001           2001          2001
                                            ---------    ------------  -------------  ---------
REVENUE:
  Software license fees                     $ 109,477     $ 125,731     $  86,838     $  95,585
  Maintenance fees                            106,401       106,816       109,707       110,827
  Professional services fees                  192,650       221,233       231,216       244,063
                                            ---------    ------------  -------------  ---------
       Total revenues                         408,528       453,780       427,761       450,475
                                            ---------    ------------  -------------  ---------

OPERATING EXPENSES:
  Cost of software license fees                 8,621         8,380         8,438         8,663
  Cost of professional services               203,750       207,794       212,519       216,086
  Technology development and support           42,315        39,218        41,016        41,731
  Sales and marketing                          76,462        77,507        69,055        71,472
  Administrative and general                   45,699        59,805        49,969        51,693
  Goodwill amortization and impairment        387,710        19,027         9,803         9,804
  Restructuring costs                          46,930
                                            ---------    ------------  -------------  ---------
       Total operating expenses               811,487       411,731       390,800       399,449
                                            ---------    ------------  -------------  ---------
Income (loss) from operations                (402,959)       42,049        36,961        51,026
                                            ---------    ------------  -------------  ---------
Other income (expense):
  Interest and investment income                8,172         7,180         7,228         6,924
  Interest expense and other                   (2,270)       (1,182)       (1,439)       (2,537)
                                            ---------    ------------  -------------  ---------
       Total other income                       5,902         5,998         5,789         4,387
                                            ---------    ------------  -------------  ---------
Income (loss) before income taxes            (397,057)       48,047        42,750        55,413
Income tax provision (benefit)                (61,152)       18,258        16,245        21,057
                                            ---------    ------------  -------------  ---------
Net income (loss)                           $(335,905)    $  29,789     $  26,505     $  34,356
                                            =========    ============  =============  =========

Products contribution margin                     41.0%         46.2%         39.7%         41.0%
Professional services contribution margin        (5.8%)         6.1%          8.1%         11.5%

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)




We operate in two business segments in the technology industry: products and professional services. We evaluate the performance of our segments based primarily on segment contribution before corporate expenses. References to years are to fiscal years ended March 31.

SOFTWARE PRODUCTS

REVENUE

Our products are designed to support four key activities within the application development process: development and integration, quality assurance, production readiness and performance management of the application to optimize performance in production. Products revenue consists of software license fees and maintenance fees and comprised 47.0% and 45.8% of total Company revenue during the first quarter of 2003 and 2002, respectively. OS/390 product revenue (mainframe revenue) decreased $38.8 million or 23.3% during the first quarter of 2003 to $128.1 million from $166.9 million during the first quarter of 2002. Revenue from distributed software products decreased $4.7 million or 11.9% during the first quarter of 2003 to $34.8 million from $39.5 million during the first quarter of 2002.

The overall decline in product revenue from the first quarter of 2002 to 2003 was primarily attributable to decreases in license fees and maintenance fees associated with decreased customer demand for our products due in part to the continued softness in the economy as a whole and the IT industry in particular. License revenue decreased $38.4 million or 40.2% during the first quarter of 2003 to $57.2 million from $95.6 million during the first quarter of 2002. Maintenance fees decreased $5.1 million or 4.6% to $105.7 million during the first quarter of 2003 from $110.8 million during the first quarter of 2002. The decrease in maintenance fees was primarily attributable to lower license fees during both 2003 and 2002 and to market pressure on pricing.

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

Products revenue by geographic location is presented in the table below (in thousands):

                                             Three Months Ended June 30,
                                         ---------------------------------
                                              2002              2001*
                                         ---------------   ---------------
   United States                         $        98,185   $       125,299
   Europe and Africa                              48,596            56,742
   Other international operations                 16,066            24,371
                                         ---------------   ---------------
   Total products revenue                $       162,847   $       206,412
                                         ===============   ===============


  * Reclassified to conform to the June 2002 presentation.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



PRODUCTS CONTRIBUTION AND EXPENSES

Financial information for the products segment is as follows (in thousands):

                                                 Three Months Ended June 30,
                                             ---------------------------------
                                                  2002              2001*
                                             ---------------   ---------------
        Revenue                              $       162,847   $       206,412
        Expenses                                     105,602           121,866
                                             ---------------   ---------------
        Products contribution                $        57,245   $        84,546
                                             ===============   ===============

   *  Reclassified to conform to the June 2002 presentation


The products segment generated contribution margins of 35.2% and 41.0% during the first quarter of 2003 and 2002, respectively. Products expenses include cost of software license fees, technology development and support costs, and sales and marketing expenses. The decrease in margin in the first quarter of 2003 was primarily a result of the decrease in software license revenue.

Cost of license fees includes amortization of capitalized software, the cost of preparing and disseminating products to customers and the cost of author royalties. The decrease in these costs in the first quarter of 2003 was due primarily to decreased amortization of purchased software, decreased cost of printing and materials, and decreased salary and benefits associated with lower employee headcount. As a percentage of software license fees, cost of software license fees were 13.3% and 9.1% in the first quarter of 2003 and 2002, respectively.

Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support technology initiatives are also included here. The decrease in these costs in the first quarter of 2003 was primarily attributable to a decrease in salaries and bonuses associated with lower employee headcount and to reduced travel costs. As a percentage of product revenue, costs of technology development and support were 19.5% and 20.2% in the first quarter of 2003 and 2002, respectively.

Capitalization of internally developed software products begins when technological feasibility of the product is established. Before the capitalization of internally developed software products, total research and development expenditures for the first quarter of 2003 decreased $10.0 million, or 22.3%, to $34.8 million from $44.8 million in the first quarter of 2002.

Though we continue to place significant emphasis on direct sales through our own sales force, we also market our products through indirect channels. Sales and marketing costs consist primarily of personnel related costs associated with products direct sales and sales support, marketing for all Company offerings, and personnel costs associated with new sales initiatives. The decrease in sales and marketing costs from the first quarter of 2002 to the first quarter of 2003 was primarily attributable to decreased salaries and benefits, and decreased travel expenses, offset by increased bonuses and commissions. As a percentage of license fees, sales and marketing costs were 115.8% and 74.8% in the first quarter of 2003 and 2002, respectively.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

PROFESSIONAL SERVICES

REVENUE

We offer a broad range of information technology professional services, including business systems analysis, design and programming, software conversion and system planning and consulting. Revenue from professional services decreased $60.3 million or 24.7% during the first quarter of 2003 to $183.8 million compared to $244.1 million in the first quarter of 2002. The decrease in revenue for 2003 was due, primarily, to a reduction in customer demand for professional services, the January 2002 assignment of our prime contract with a client to a company in which we have a minority equity investment, and to a lesser extent, the transfer of our engineering business to an unrelated third party in December 2001.

Professional services revenue by geographic location is presented in the table below (in thousands):

                                                             Three Months Ended June 30,
                                                     -------------------------------------------
                                                             2002                  2001*
                                                     --------------------   --------------------
           United States                             $            166,800   $            219,425
           Europe and Africa                                       16,300                 23,689
           Other international operations                             652                    949
                                                     --------------------   --------------------
           Total professional services revenue       $            183,752   $            244,063
                                                     ====================   ====================


           * Reclassified to conform to the June 2002 presentation.



PROFESSIONAL SERVICES CONTRIBUTION AND EXPENSES

Financial information for our professional services segment is as follows (in thousands):

                                                          Three Months Ended June 30,
                                                  --------------------------------------------
                                                          2002                   2001*
                                                  --------------------   ---------------------
          Revenue                                 $            183,752   $             244,063
          Expenses                                             167,369                 216,086
                                                  --------------------   ---------------------
          Professional services contribution      $             16,383   $              27,977
                                                  ====================   =====================

          * Reclassified to conform to the June 2002 presentation.


During the first quarter of 2003, the professional services segment generated a contribution margin of 8.9%, compared to 11.5% during the first quarter of 2002. The decrease in professional services margin is primarily due to lower billing rates and reduced customer demand for our services associated with the decline of the economy as a whole and the IT sector specifically.

Cost of professional services consists primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. The decrease in these costs from the first quarter of 2002 to the first quarter of 2003 is due, primarily, to reductions in staff, resulting in lower salaries and benefits, and decreased use of subcontractors for special services. The professional billable staff decreased 1,746 people to 5,777 people as of June 30, 2002 from 7,523 people at June 30, 2001.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



CORPORATE AND OTHER EXPENSES

Administration and general expenses consist of all costs associated with the operations and administration of the company. These costs include the corporate executive, finance, human resources, legal and corporate communications departments. In addition, administrative and general costs include all facility-related costs, such as rent, maintenance, utilities, etc, associated with our local sales and professional services offices. Administrative and general expenses decreased $6.9 million, or 13.4% during the first quarter of 2003 to $44.8 million from $51.7 million during the first quarter of 2002. The decrease in administrative and general expenses was primarily attributable to decreased building rent and decreased salaries resulting from the restructuring discussed below.

Interest and investment income for the first quarter of 2003 was $6.7 million as compared to $6.9 million in the first quarter of 2002. This decrease was due to decreased interest related to customers' deferred installments. Interest expense for the first quarter of 2003 was $1.5 million as compared to $2.5 million in the first quarter of 2002. Interest expense includes amortization of the initial financing fees and fees associated with the unutilized balance of the Senior Credit Facility (the credit facility) discussed in the Liquidity and Capital Resources section below. The decrease in interest expense from 2002 to 2003 was primarily attributable to the payoff of debt previously outstanding under the credit facility.

We account for income taxes using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax provision was $11.6 million in the first quarter of 2003, which represents an effective tax rate of 34%. This compares to an income tax provision of $21.1 million in the first quarter of 2002, which represents an effective tax rate of 38%. The decrease in the effective tax rate is a result of no longer amortizing goodwill for financial statement purposes. Much of the goodwill amortization in the prior year was not deductible for income tax purposes.


RESTRUCTURING CHARGE

In the fourth quarter of 2002, we adopted a restructuring plan to reorganize our operating divisions, primarily the professional services segment. These changes were designed to increase profitability in the future by better aligning cost structures with current market conditions.

The restructuring plan included a reduction of professional services staff at certain locations, the closing of entire professional services offices and a reduction of sales support personnel, lab technicians and related administrative and financial staff. Approximately 1,600 employees worldwide will be terminated as a result of the reorganization. The restructuring is proceeding as planned. As of June 30, 2002 and July 15, 2002, 1,282 and 1,367 employees, respectively, had been terminated as a result of the reorganization.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

The following table summarizes the restructuring charge taken in 2002 (in thousands):

                                                   Charges against
                                     Balance at   the accrual during
                                      March 31,   the quarter ended     Balance at
                                        2002        June 30, 2002     June 30, 2002
                                     ----------   ------------------  -------------
Employee termination benefits        $   18,459   $           11,259  $       7,200
Facilities costs (primarily lease
  abandonments)                          25,665                2,774         22,891
Legal, consulting and
  outplacement costs                      1,299                  521            778
Other                                       278                  195             83
                                     ----------   ------------------  -------------

Total restructuring accrual          $   45,701   $           14,749  $      30,952
                                     ==========   ==================  =============




MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our assumptions and estimates were based on the facts and circumstances known at June 30, 2002, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our Annual Report on Form 10-K are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in note 1 of the Notes to Consolidated Financial Statements included in Item 8 of that report. There have been no material changes to that information during the first quarter of 2003.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, cash and investments totaled approximately $475.0 million. During the first quarter of 2003 and the first quarter of 2002, we generated $96.1 million and $85.6 million, respectively, in operating cash flow. The increased operating cash flow is generated, in part, from the collection of the current portion of prior years' installment receivables as reflected in the decrease in total accounts receivable. During these periods, we had capital expenditures that included property and equipment, capitalized research and software development, and purchased software of $46.5 million and $17.6 million, respectively.

As of June 30, 2002, there was no long-term debt, compared to $52.0 million as of June 30, 2001. This balance represented borrowings under the credit facility.

There is currently $500 million available for borrowing under the credit facility. Interest may be determined on a Eurodollar or base rate (as defined in the credit facility) basis at our option. The credit agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice.

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

Although there were no acquisitions during the first quarter of 2003, we continue to evaluate business acquisition opportunities that fit our strategic plans.

We are building a new corporate headquarters building with a current estimated cost of $350 million for the building and an estimated $50 million for furniture and fixtures. Cash outlays will have no impact on the results of operations until the building is ready for occupancy. When fully occupied, in calendar 2003, the depreciation will result in an annual expense of approximately $17 million. This will be partially offset by the savings realized by the consolidation of offices. Capital expenditures to date total $149.7 million. Cash outlays for the next twelve months are expected to be approximately $247.5 million. Currently, we intend to fund the building using cash on hand and cash flow from operations.



       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. There have been no material changes to foreign exchange risk management strategy or marketable securities subsequent to March 31, 2002, therefore the market risks remain substantially unchanged since the Company filed its Annual Report on Form 10-K for the fiscal year ending March 31, 2002.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

              Exhibit
              Number       Description of Document
                  15       Independent Accountants' Awareness Letter

                99.1       Certification by the Chief Executive Officer of this form 10-Q of Compuware
                           Corporation for the quarter ended June 30, 2002

                99.2       Certification by the Chief Financial Officer of this form 10-Q of Compuware
                           Corporation for the quarter ended June 30, 2002

                99.3       Certification by the Chief Executive Officer of form 10-K for the year ended March 31,
                           2002 and Subsequent filings of Compuware Corporation

                99.4       Certification by the Chief Financial Officer of form 10-K for the year ended March 31,
                           2002 and Subsequent filings of Compuware Corporation


         (b) Reports on Form 8-K.

         None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            COMPUWARE CORPORATION


Date:         August 12, 2002               By: /s/ Joseph A. Nathan
              ---------------                   ---------------------
                                            Joseph A. Nathan
                                            President
                                            (duly authorized officer)



Date:         August 12, 2002               By: /s/ Laura L. Fournier
              ---------------                  ----------------------
                                            Laura L. Fournier
                                            Senior Vice President
                                            Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number         Description of Document
-------        -----------------------
  15           Independent Accountants' Awareness Letter

99.1           Certification by the Chief Executive Officer of this form 10-Q of Compuware
               Corporation for the quarter ended June 30, 2002

99.2           Certification by the Chief Financial Officer of this form 10-Q of Compuware
               Corporation for the quarter ended June 30, 2002

99.3           Certification by the Chief Executive Officer of form 10-K for the year ended
               March 31, 2002 and Subsequent filings of Compuware Corporation

99.4           Certification by the Chief Financial Officer of form 10-K for the year ended
               March 31, 2002 and Subsequent filings of Compuware Corporation