Form 10-Q
period 2002-09-30
COMPUWARE CORPORATION
filed 2002-11-14
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

As of November 8, 2002, there were outstanding 377,918,089 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 26 pages

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         September 30, 2002 and March 31, 2002                               3

         Condensed Consolidated Statements of Operations
         for the three months and six months ended
         September 30, 2002 and 2001                                         4

         Condensed Consolidated Statements of Cash Flows
         for the six months ended September 30, 2002 and 2001                5

         Notes to Condensed Consolidated Financial
         Statements                                                          6

         Independent Accountants' Report                                    12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         23

Item 4.  Controls and Procedures                                            23


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  24

Item 4.  Submission of Matters to a Vote of Security Holders                24

Item 5.  Other Information                                                  25

Item 6.  Exhibits and Reports on Form 8-K                                   25

SIGNATURES                                                                  26

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)






                                                                              SEPTEMBER 30,          MARCH 31,
                                  ASSETS                                          2002                 2002
                                  ------                                      ------------        ------------
                                                                              (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                  $    301,707        $    233,305
   Investments                                                                     127,754             133,503
   Accounts receivable, net                                                        538,841             609,579
   Deferred tax asset, net                                                          32,995              41,811
   Income taxes refundable, net                                                                         27,687
   Prepaid expenses and other current assets                                        15,278              16,954
                                                                              ------------        ------------
       Total current assets                                                      1,016,575           1,062,839
                                                                              ------------        ------------

INVESTMENTS                                                                         72,682              55,566
                                                                              ------------        ------------
PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                                   263,393             199,365
                                                                              ------------        ------------
CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION                                                                     61,956              68,998
                                                                              ------------        ------------

OTHER:
   Accounts receivable                                                             281,749             306,751
   Deferred tax asset, net                                                          44,611              44,884
   Goodwill, net                                                                   212,050             211,792
   Other                                                                            42,775              43,743
                                                                              ------------        ------------
       Total other assets                                                          581,185             607,170
                                                                              ------------        ------------


TOTAL ASSETS                                                                  $  1,995,791        $  1,993,938
                                                                              ============        ============
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                           $     24,138        $     28,646
   Accrued expenses                                                                153,337             186,477
   Income taxes payable, net                                                           534
   Deferred revenue                                                                289,979             341,024
                                                                              ------------        ------------
       Total current liabilities                                                   467,988             556,147

DEFERRED REVENUE                                                                   247,509             218,624

ACCRUED EXPENSES                                                                    25,620              29,316
                                                                              ------------        ------------

       Total liabilities                                                           741,117             804,087
                                                                              ------------        ------------

SHAREHOLDERS' EQUITY:
   Common stock                                                                      3,760               3,758
   Additional paid-in capital                                                      680,946             676,617
   Retained earnings                                                               585,099             528,804
   Accumulated other comprehensive loss                                            (15,131)            (19,328)
                                                                              ------------        ------------
       Total shareholders' equity                                                1,254,674           1,189,851
                                                                              ------------        ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $  1,995,791        $  1,993,938
                                                                              ============        ============



See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                             SEPTEMBER 30,             SEPTEMBER 30,
                                                       ----------------------   ------------------------
                                                          2002         2001        2002           2001
                                                       ---------    ---------   ----------     ---------
REVENUES:
   Software license fees                               $  87,019    $  86,838   $  144,172     $ 182,423
   Maintenance fees                                      103,037      109,707      208,731       220,534
   Professional services fees                            167,938      231,216      351,690       475,279
                                                       ---------    ---------   ----------     ---------

       Total revenues                                    357,994      427,761      704,593       878,236
                                                       ---------    ---------   ----------     ---------

OPERATING EXPENSES:
   Cost of software license fees                           7,676        8,438       15,303        17,101
   Cost of professional services                         152,365      212,519      319,734       428,605
   Technology development and support                     38,795       41,016       70,594        82,747
   Sales and marketing                                    64,841       69,055      131,017       140,527
   Administrative and general                             46,919       49,969       91,687       101,662
   Goodwill amortization                                                9,803                     19,607
                                                       ---------    ---------   ----------     ---------

       Total operating expenses                          310,596      390,800      628,335       790,249
                                                       ---------    ---------   ----------     ---------

INCOME FROM OPERATIONS                                    47,398       36,961       76,258        87,987
                                                       ---------    ---------   ----------     ---------

OTHER INCOME (EXPENSE):
   Interest and investment income                          7,078        7,228       13,772        14,152
   Interest and other expense                             (3,218)      (1,439)      (4,734)       (3,976)
                                                       ---------    ---------   ----------     ---------
       Total other income                                  3,860        5,789        9,038        10,176
                                                       ---------    ---------   ----------     ---------

INCOME BEFORE INCOME TAXES                                51,258       42,750       85,296        98,163

INCOME TAX PROVISION                                      17,428       16,245       29,001        37,302
                                                       ---------    ---------   ----------     ---------

NET INCOME                                             $  33,830    $  26,505   $   56,295     $  60,861
                                                       =========    =========   ==========     =========

Basic earnings per share                               $    0.09    $    0.07   $     0.15     $    0.16
                                                       =========    =========   ==========     =========

Diluted earnings per share                             $    0.09    $    0.07   $     0.15     $    0.16
                                                       =========    =========   ==========     =========



See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)





                                                                                          SIX MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                      ----------------------
                                                                                         2002         2001
                                                                                      ---------    ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                                         $  56,295    $  60,861
   Adjustments to reconcile net income to cash provided by
       operations:
       Depreciation and amortization                                                     27,402       30,464
       Amortization of goodwill                                                                       19,607
       Tax benefit from exercise of stock options                                           171        2,792
       Acquisition tax benefits                                                           3,537        3,574
       Deferred income taxes                                                              9,089       (1,291)
       Other                                                                              7,934          743
       Net change in assets and liabilities
           Accounts receivable                                                           95,740       78,452
           Prepaid expenses and other current assets                                       (433)       1,536
           Other assets                                                                     128          955
           Accounts payable and accrued expenses                                        (36,656)     (42,058)
           Deferred revenue                                                             (22,160)       6,143
           Income taxes                                                                  28,221        9,366
                                                                                      ---------    ---------
                  Net cash provided by operating activities                             169,268      171,144
                                                                                      ---------    ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of:
       Property and equipment:
           Headquarters building                                                        (86,817)     (28,704)
           Other                                                                         (2,094)      (3,705)
       Capitalized software                                                              (5,578)      (6,065)
   Investments:
       Proceeds from maturity                                                            77,300      152,340
       Purchases                                                                        (89,962)    (121,895)
                                                                                      ---------    ---------
                  Net cash used in investing activities                                (107,151)      (8,029)
                                                                                      ---------    ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options                                              565        5,331
   Contribution to stock purchase plans                                                   5,720           22
   Payments on long term debt                                                                       (140,000)
                                                                                      ---------    ---------
                  Net cash provided by (used in) financing activities                     6,285     (134,647)
                                                                                      ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                68,402       28,468
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        233,305       53,340
                                                                                      ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 301,707    $  81,808
                                                                                      =========    =========



See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED SEPTEMBER 30, 2002



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances known at September 30, 2002, final amounts may differ from estimates.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED SEPTEMBER 30, 2002




NOTE 2 - COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share ("EPS") data were computed as follows (in thousands, except for per share data):



                                                          Three Months Ended         Six Months Ended
                                                             September 30,             September 30,
                                                        ---------------------     ---------------------
                                                           2002         2001         2002        2001
                                                        --------     --------     --------     --------
BASIC EPS:
----------
Numerator: Net Income                                   $ 33,830     $ 26,505     $ 56,295     $ 60,861
                                                        --------     --------     --------     --------
Denominator:
     Weighted-average common shares outstanding          375,931      371,139      375,907      370,675
                                                        --------     --------     --------     --------
Basic EPS                                               $   0.09     $   0.07     $   0.15     $   0.16
                                                        ========     ========     ========     ========
DILUTED EPS:
------------
Numerator: Net Income                                   $ 33,830     $ 26,505     $ 56,295     $ 60,861
                                                        --------     --------     --------     --------
Denominator:
     Weighted-average common shares outstanding          375,931      371,139      375,907      370,675
     Dilutive effect of stock options                        757       15,561        1,785       13,790
                                                        --------     --------     --------     --------
     Total shares                                        376,688      386,700      377,692      384,465
                                                        --------     --------     --------     --------
Diluted EPS                                             $   0.09     $   0.07     $   0.15     $   0.16
                                                        ========     ========     ========     ========


During the three months ended September 30, 2002 and 2001, stock options and a warrant to purchase approximately 65,673,000 and 21,089,000 shares, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive. During the six months ended September 30, 2002 and 2001, stock options and a warrant to purchase approximately 64,757,000 and 23,126,000 shares, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.


NOTE 3 - COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation gains and losses that have been excluded from net income and reflected instead in equity. Total comprehensive income is summarized as follows (in thousands):



                                      Three Months Ended          Six Months Ended
                                         September 30,              September 30,
                                    ----------------------     ---------------------
                                      2002          2001         2002         2001
                                    --------      --------     --------     --------
Net Income                          $ 33,830      $ 26,505     $ 56,295     $ 60,861
Foreign currency translation
     adjustment, net of tax           (2,126)          269        4,197        1,423
                                    --------      --------     --------     --------
     Total comprehensive income     $ 31,704      $ 26,774     $ 60,492     $ 62,284
                                    ========      ========     ========     ========


                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED SEPTEMBER 30, 2002




NOTE 4 -- SEGMENTS

Compuware operates in two business segments in the software industry: products and services. The Company provides software products and professional services to IT organizations that help IT professionals efficiently develop, implement and support the applications that run their businesses.

Financial information for the Company's business segments is as follows (in thousands):


                                                              Three Months Ended             Six Months Ended
                                                                 September 30,                 September 30,
                                                           ------------------------      ------------------------
                                                              2002           2001           2002           2001
                                                           ---------      ---------      ---------      ---------
Revenues:
    Products:
       Mainframe                                           $ 154,079      $ 155,737      $ 282,136      $ 322,653
       Distributed systems                                    35,977         40,808         70,767         80,304
                                                           ---------      ---------      ---------      ---------
          Total products revenue                             190,056        196,545        352,903        402,957
    Services                                                 167,938        231,216        351,690        475,279
                                                           ---------      ---------      ---------      ---------
Total revenues                                             $ 357,994      $ 427,761      $ 704,593      $ 878,236
                                                           =========      =========      =========      =========

Operating Expenses:
    Products                                               $ 111,312      $ 118,509      $ 216,914      $ 240,375
    Services                                                 152,365        212,519        319,734        428,605
    Corporate staff                                           46,919         49,969         91,687        101,662
    Goodwill amortization                                                     9,803                        19,607
                                                           ---------      ---------      ---------      ---------
Total operating expenses                                   $ 310,596      $ 390,800      $ 628,335      $ 790,249
                                                           =========      =========      =========      =========

Income from operations before other income (expenses):
    Products                                               $  78,744      $  78,036      $ 135,989      $ 162,582
    Services                                                  15,573         18,697         31,956         46,674
    Corporate staff                                          (46,919)       (49,969)       (91,687)      (101,662)
    Goodwill amortization                                                    (9,803)                      (19,607)
                                                           ---------      ---------      ---------      ---------
Income from operations before other income                    47,398         36,961         76,258         87,987
    Other income                                               3,860          5,789          9,038         10,176
                                                           ---------      ---------      ---------      ---------
Income before income taxes                                 $  51,258      $  42,750      $  85,296      $  98,163
                                                           =========      =========      =========      =========



Financial information regarding geographic operations are presented in the table below (in thousands):


                                                           Three Months Ended                Six Months Ended
                                                              September 30,                    September 30,
                                                        ------------------------         -------------------------
                                                          2002            2001             2002             2001
                                                        --------        --------         --------         --------
Revenues:
    United States                                       $263,517        $332,305         $528,505         $676,899
    Europe and Africa                                     73,021          74,500          137,916          155,061
    Other international operations                        21,456          20,956           38,172           46,276
                                                        --------        --------         --------         --------
Total revenues                                          $357,994        $427,761         $704,593         $878,236
                                                        ========        ========         ========         ========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED SEPTEMBER 30, 2002


NOTE 5 -- RESTRUCTURING CHARGE

In the fourth quarter of fiscal 2002, Compuware adopted a restructuring plan to reorganize its operating divisions, primarily the professional services segment. These changes were designed to increase profitability by better aligning cost structures with current market conditions.

The restructuring plan includes a reduction of professional services staff at certain locations, the closing of entire professional services offices and a reduction of sales support personnel, lab technicians and related administrative and financial staff. Approximately 1,600 employees worldwide will be terminated as a result of the reorganization. As of October 31, 2002, 1,528 of the affected employees had been terminated.

The following table summarizes the restructuring charge taken in fiscal 2002, and charges against the accrual during the first six months of fiscal 2003 (in thousands):


                                                                    Charges against           Charges against
                                               Balance at          the accrual during        the accrual during       Balance at
                                                March 31,          the quarter ended         the quarter ended       September 30,
                                                 2002               June 30, 2002           September 30, 2002           2002
                                              ----------          ------------------        ------------------       ----------
Employee termination benefits                 $  18,459            $         11,259           $         3,877        $   3,323
Facilities costs (primarily lease
  abandonments)                                  25,665                       2,774                     2,264           20,627
Legal, consulting and
  outplacement costs                              1,299                         521                        51              727
Other                                               278                         195                        20               63
                                              ----------          ------------------        ------------------       ----------

Total restructuring accrual                   $  45,701            $         14,749           $         6,212        $  24,740
                                              ==========          ==================        ==================       ==========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED SEPTEMBER 30, 2002


NOTE 6 -- GOODWILL AND INTANGIBLE ASSETS

The components of the Company's intangible assets were as follows (in thousands):



                                                      At September 30, 2002
                                     --------------------------------------------------------
                                     Gross Carrying       Accumulated            Net Carrying
                                         Amount           Amortization              Amount
                                     --------------       -------------          ------------
Amortized intangible assets:
  Capitalized software (1)            $    215,813        $  (153,857)            $   61,956
  Other (2)                                  6,200             (3,890)                 2,310
                                     --------------       -------------          ------------
Total                                 $    222,013        $  (157,747)            $   64,266
                                     ==============       =============          ============


                                                       At March 31, 2002
                                     --------------------------------------------------------
                                     Gross Carrying       Accumulated            Net Carrying
                                         Amount           Amortization             Amount
                                     --------------       -------------          ------------
Amortized intangible assets:
  Capitalized software (1)            $    209,017        $   (140,019)           $   68,998
  Other (2)                                  6,200              (3,725)                2,475
                                     --------------       -------------          ------------
Total                                 $    215,217        $   (143,744)           $   71,473
                                     ==============       =============          ============





1) The amortization expense is reported in cost of software license fees expense on the income statement.
2) Other amortized intangible assets include trademarks associated with past product acquisitions. The amortization expense is reported in general and administrative expense on the income statement.

Aggregate amortization expense on intangible assets was $6,487,000 and $7,623,000 for the three months ended September 30, 2002 and 2001, respectively. Amortization expense on intangible assets for the six months ended September 30, 2002 and 2001 was $12,785,000 and $15,392,000, respectively. Annual amortization expense, based on identified intangible assets recorded through September 30, 2002 is expected to be as follows (in thousands):


                                                               Year Ended March 31,
                                   --------------------------------------------------------------------------
                                       2003             2004            2005            2006       Thereafter
                                    --------         --------        --------         -------      ----------
Capitalized software                $ 24,498         $ 23,223        $ 15,050         $ 5,683       $  3,191
Other                                    330              330             330             330            330
                                    --------         --------        --------         -------      ----------
Total                               $ 24,828         $ 23,553        $ 15,380         $ 6,013       $  3,521
                                    ========         ========        ========         =======      ==========


                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED SEPTEMBER 30, 2002


Effective April 1, 2002, in accordance with FASB 142, the goodwill balance is no longer being amortized on a monthly basis. Instead, it will be tested at least annually for impairment. Changes in the carrying amounts of goodwill for the six months ended September 30, 2002 were as follows (in thousands):


Goodwill:                                                         Products          Services             Total
                                                                  --------          ---------          ---------
  Balance at March 31, 2002, net                                  $ 72,182          $ 139,610          $ 211,792
  Effect of foreign currency translation                                                  258                258
                                                                  --------          ---------          ---------
  Balance as of September 30, 2002, net                           $ 72,182          $ 139,868          $ 212,050
                                                                  ========          =========          =========



The Company's reported net income and diluted earnings per share exclusive of amortization of goodwill in the prior year on an after-tax basis were as follows (in thousands except per share data):


                                                        Three Months Ended September 30,            Six Months Ended September 30,
                                                       ----------------------------------           ------------------------------
                                                         2002                       2001               2002                  2001
                                                       --------                  --------           --------              --------

Reported net income                                    $ 33,830                  $ 26,505           $ 56,295              $ 60,861
Add goodwill amortization, net of tax                                               8,273                                   16,547
                                                       --------                  --------           --------              --------
Adjusted net income                                    $ 33,830                  $ 34,778           $ 56,295              $ 77,408
                                                       ========                  ========           ========              ========

Diluted earnings per share                             $   0.09                  $   0.09           $   0.15              $   0.20
                                                       ========                  ========           ========              ========



NOTE 7 -- SUBSEQUENT EVENT

The Company did not anticipate utilizing its unsecured Senior Credit Facility before its expiration in August 2003. Therefore, the agreement was terminated effective November 4, 2002.

INDEPENDENT ACCOUNTANTS' REPORT


Compuware Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of September 30, 2002, and the related condensed consolidated statements of operations for the three-month and six-month periods and cash flows for the six-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


Detroit, Michigan
November 4, 2002

                     COMPUWARE CORPORATION AND SUBSIDIARIES

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


This discussion contains certain forward-looking statements within the meaning of the federal securities laws which are identified by the use of the words "believes," "expects," "anticipates," "will," "contemplates," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect operating results, including, without limitation, those contained in this report and in our 2002 Form 10-K filing with the Securities and Exchange Commission, and could cause actual results to differ materially from the results implied by these or any other forward-looking statements made by us, or on our behalf. There can be no assurance that future results will meet expectations. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by applicable law, we do not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

- Our quarterly financial results vary and may be adversely affected by certain relatively fixed costs. Our product revenues vary from quarter to quarter. Net income may be disproportionately affected by a fluctuation in revenues because only a small portion of our expenses varies with revenues.
- Historical seasonality in license revenue cannot be relied on as an indicator of future performance due to the current economic conditions affecting the IT industry.
- Our success depends in part on our ability to develop product enhancements and new products which keep pace with continuing changes in technology and customer preferences.
- Approximately 24% of our revenue is derived from foreign sources. This exposes us to exchange rate risks on foreign currencies and to other international risks such as the need to comply with foreign and U.S. export laws, and the uncertainty of certain foreign economies.
- While we are expanding our focus on distributed software products, a majority of our revenue from software products is dependent on our customers' continued use of IBM and IBM-compatible mainframe products and on the acceptance of our pricing structure for software licenses and maintenance. The pricing of our software licenses and maintenance is under constant pressure from customers and competitive vendors.
- We regard our software as proprietary and attempt to protect it with copyrights, trademarks, trade secret laws and restrictions on disclosure, copying and transferring title. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.
- Although we have not received any material claims that our products infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current and future products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation.
- We depend on key employees and technical personnel. The loss of certain key employees or our inability to attract and retain other qualified employees could have a material adverse effect on our business.

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


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of income as a percentage of total revenues and the percentage change in such items compared to the prior period:


                                                Percentage of                       Percentage of
                                               Total Revenues                      Total Revenues
                                             ------------------                  ------------------
                                             Three Months Ended                   Six Months Ended
                                                September 30,        Period-        September 30,       Period-
                                             ------------------     to-Period    ------------------    to-Period
                                              2002        2001*      Change       2002        2001*     Change
                                             ------      ------      ------      ------      ------     ------
REVENUE:
    Software license fees                     24.3%       20.3%        0.2%       20.5%       20.8%     (21.0)%
    Maintenance fees                          28.8        25.6        (6.1)       29.6        25.1       (5.4)
    Professional services fees                46.9        54.1       (27.4)       49.9        54.1      (26.0)
                                             ------      ------                  ------      ------
       Total revenues                        100.0       100.0       (16.3)      100.0       100.0      (19.8)
                                             ------      ------                  ------      ------

OPERATING EXPENSES:
    Cost of software license fees              2.2         2.0        (9.0)        2.2         2.0      (10.5)
    Cost of professional services             42.6        49.7       (28.3)       45.4        48.8      (25.4)
    Technology development and support        10.8         9.6        (5.4)       10.0         9.4      (14.7)
    Sales and marketing                       18.1        16.1        (6.1)       18.6        16.0       (6.8)
    Administrative and general                13.1        11.7        (6.1)       13.0        11.6       (9.8)
    Goodwill amortization                                  2.3      (100.0)                    2.2     (100.0)
                                             ------      ------                  ------      ------
       Total operating expenses               86.8        91.4       (20.5)       89.2        90.0      (20.5)
                                             ------      ------                  ------      ------
Income from operations                        13.2         8.6        28.2        10.8        10.0      (13.3)
                                             ------      ------                  ------      ------
Other income (expense):
    Interest and investment income             2.0         1.7        (2.1)        2.0         1.6       (2.7)
    Interest and other expense                (0.9)       (0.3)     (123.6)       (0.7)       (0.4)     (19.1)
                                             ------      ------                  ------      ------
       Total other income                      1.1         1.4       (33.3)        1.3         1.2      (11.2)
                                             ------      ------                  ------      ------
Income before income taxes                    14.3        10.0        19.9        12.1        11.2      (13.1)
    Income tax provision                       4.9         3.8         7.3         4.1         4.3      (22.3)
                                             ------      ------                  ------      ------
Net income                                     9.4%        6.2%       27.6%        8.0%        6.9%      (7.5)%
                                             ------      ------                  ------      ------



* Reclassified to conform to the September 2002 presentation as explained below.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


Effective April 1, 2002, in accordance with FASB 142, the goodwill balance is no longer being amortized on a monthly basis. Instead, it will be tested at least annually for impairment. If goodwill had not been amortized in fiscal 2002, net income would have been $34.8 million, or 9 cents per diluted share in the second quarter of last year and $77.4 million, or 20 cents per diluted share for the first six months of last year.

Effective April 1, 2002, we reorganized our operations to better allow the products and professional services organizations to focus on meeting customer needs. We have reclassified certain expense items to better reflect our new operating structure and are no longer allocating costs associated with the facilities, finance and human resource departments to the various operating groups. Instead, these costs are now included in administrative and general expenses. All technology costs, including costs associated with internal systems, are included in the technology development and support expense line. This reclassification did not change total operating expenses. In accordance with EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-pocket' Expenses Incurred", we have also reclassified travel expense reimbursements paid by customers as revenue rather than as a reduction to the related expense. This reclassification has resulted in a slight change to professional services fees and cost of professional services without changing income from operations.

We operate in two business segments in the technology industry: products and professional services. We evaluate the performance of our segments based primarily on segment contribution before corporate expenses. References to years are to fiscal years ended March 31.


SOFTWARE PRODUCTS

REVENUE

Our products are designed to support four key activities within the application development process: development and integration, quality assurance, production readiness and performance management of the application to optimize performance in production. Products revenue consists of software license fees and maintenance fees and comprised 53.1% and 45.9% of total Company revenue during the second quarter of 2003 and 2002, respectively, and 50.1% and 45.9% of total Company revenue during the first six months of 2003 and 2002, respectively. OS/390 product revenue (mainframe revenue) decreased $1.6 million or 1.1% during the second quarter of 2003 to $154.1 million from $155.7 million during the second quarter of 2002 and decreased $40.6 million or 12.6% during the first six months of 2003 to $282.1 million from $322.7 million during the first six months of 2002. Revenue from distributed software products decreased $4.8 million or 11.8% during the second quarter of 2003 to $36.0 million from $40.8 million during the second quarter of 2002 and decreased $9.5 million or 11.9% during the first six months of 2003 to $70.8 million from $80.3 million during the first six months of 2002.

License revenue increased $0.2 million or 0.2% during the second quarter of 2003 to $87.0 million from $86.8 million during the second quarter of 2002 and decreased $38.2 million or 21.0% during the first six months of 2003 to $144.2 million from $182.4 million during the first six months of 2002. During the second quarter of 2003, 15% of license revenue was related to multi-year contracts with license fees greater than $5 million compared to 10% during the second quarter of 2002. During the first six months of 2003, 9% of license revenue was related

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)




to multi-year contracts with license fees greater than $5 million compared to 5% during the first six months of 2002. The decrease in license revenue for the first six months of 2003 was due to a decrease in customer demand for our products due in part to the continued softness in the economy as a whole and the IT industry in particular. Considering recent sales trends, we do not anticipate our historical fluctuation in license fees during the third quarter. Maintenance fees decreased $6.7 million or 6.1% to $103.0 million during the second quarter of 2003 from $109.7 million during the second quarter of 2002 and decreased $11.8 million or 5.4% during the first six months of 2003 to $208.7 million from $220.5 million during the first six months of 2002. The decrease in maintenance fees was primarily attributable to lower license fees during both 2003 and 2002 and to market pressure on pricing.

We license our software to our clients using two types of software licenses, perpetual and term. Generally, perpetual software licenses allow our customers a perpetual right to run our software on hardware up to a licensed aggregate MIPS (Millions of Instructions Per Second) capacity. Term licenses allow our customers a right to run our software for a limited period of time on hardware up to a licensed aggregate MIPS capacity. Also, our customers purchase maintenance services that provide technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released during the maintenance period. Furthermore, based on client needs, we allow our clients the option to license additional software and purchase multiple years of maintenance in a single transaction (multi-year transactions). In support of these multi-year transactions, we allow extended payment terms to qualifying customers.

To recognize revenue for these multi-year transactions the contract price is allocated between maintenance revenue and license revenue. All license revenue associated with perpetual license agreements is recognized when the customer commits unconditionally to the transaction, the software products and quantities are fixed and the software has been shipped to the customer and there are no known problems with respect to payment. License revenue associated with term transactions or with transactions that include an option to exchange or select products in the future is deferred and recognized over the term of the agreement. When the license portion is paid over a number of years, the license portion of the payment stream is discounted to its net present value. Interest income is recognized over the payment term. The maintenance revenue associated with all sales is deferred and is recognized over the applicable maintenance period.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)






Products revenue by geographic location is presented in the table below (in thousands):


                                                           Three Months Ended                    Six Months Ended
                                                              September 30,                        September 30,
                                                    ---------------------------------      -----------------------------
                                                        2002                2001*              2002            2001*
                                                    -------------       -------------      -------------   -------------
United States                                        $    112,725        $    124,992       $    210,913    $    250,291
Europe and Africa                                          56,471              51,395            105,066         108,137
Other international operations                             20,860              20,158             36,924          44,529
                                                    -------------       -------------      -------------   -------------
Total products revenue                               $    190,056        $    196,545       $    352,903    $    402,957
                                                    =============       =============      ==============  =============



* Reclassified to conform to the September 2002 presentation.


PRODUCTS CONTRIBUTION AND EXPENSES

Financial information for the products segment is as follows (in thousands):

                                                           Three Months Ended                    Six Months Ended
                                                              September 30,                        September 30,
                                                    ---------------------------------      -----------------------------
                                                        2002                2001*              2002            2001*
                                                    -------------       -------------      -------------   -------------
Revenue                                              $    190,056        $    196,545       $    352,903    $    402,957
Expenses                                                  111,312             118,509            216,914         240,375
                                                    -------------       -------------      -------------   -------------
Products contribution                                $     78,744        $     78,036       $    135,989    $    162,582
                                                    =============       =============      ==============  =============


* Reclassified to conform to the September 2002 presentation as described in the Results of Operations section of Item 2.


The products segment generated contribution margins of 41.4% and 39.7% during the second quarter of 2003 and 2002, respectively, and 38.5% and 40.3% during the first six months of 2003 and 2002, respectively. Products expenses include cost of software license fees, technology development and support costs, and sales and marketing expenses. The increase in contribution margin during the second quarter of 2003 was primarily a result of the increase in software license revenue and decreases in costs of products as described below. The decrease in contribution margin for the first six months of 2003 was primarily a result of the decrease in software product revenue.

Cost of license fees includes amortization of capitalized software, the cost of preparing and disseminating products to customers and the cost of author royalties. The decrease in these costs in the second quarter and for the first six months of 2003 was due primarily to decreased amortization of purchased software, decreased salaries and benefits and decreased printing costs, offset in part by increased author royalties. As a percentage of software license fees, cost of software license fees were 8.8% and 9.7% in the second quarter of 2003 and 2002, respectively, and 10.6% and 9.4% in the first six months of 2003 and 2002, respectively.

Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support technology

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



initiatives are also included here. The decrease in these costs in the second quarter of 2003 was primarily attributable to reduced travel costs, decreased software maintenance expenses, and decreased reliance on outside consultants, offset, in part, by increases in employee benefits, primarily health insurance. The decrease in these costs in the first six months of 2003 was primarily attributable to reduced salaries and benefits, reduced travel costs, decreases in hardware and software costs and decreased reliance on outside consultants. As a percentage of product revenue, costs of technology development and support were 20.4% and 20.9% in the second quarter of 2003 and 2002, respectively, and 20.0% and 20.5% in the first six months of 2003 and 2002, respectively.

Capitalization of internally developed software products begins when technological feasibility of the product is established. Before the capitalization of internally developed software products, total research and development expenditures for the second quarter of 2003 decreased $2.6 million, or 5.9%, to $41.4 million from $44.0 million in the second quarter of 2002 and for the first six months of 2003 decreased $12.6 million, or 14.2%, to $76.2 million from $88.8 million in the first six months of 2002.

Though we continue to place significant emphasis on direct sales through our own sales force, we also market our products through indirect channels. Sales and marketing costs consist primarily of personnel related costs associated with products direct sales and sales support, marketing for all Company offerings, and personnel related costs associated with new sales initiatives. The decrease in sales and marketing costs in the second quarter and for the first six months of 2003 was primarily attributable to decreased salaries and benefits, decreased travel expenses and reduced costs associated with marketing events. As a percentage of license fees, sales and marketing costs were 74.5% and 79.5% in the second quarter of 2003 and 2002, respectively, and 90.9% and 77.0% in the first six months of 2003 and 2002, respectively.


PROFESSIONAL SERVICES

REVENUE

We offer a broad range of information technology professional services, including business systems analysis, design and programming, software conversion and system planning and consulting. Revenue from professional services decreased $63.3 million or 27.4% during the second quarter of 2003 to $167.9 million compared to $231.2 million in the second quarter of 2002, and decreased $123.6 million or 26.0% during the first six months of 2003 to $351.7 million from $475.3 million in the first six months of 2002. The decrease in revenue for 2003 was due, primarily, to a reduction in customer demand for professional services, the January 2002 assignment of our prime contract with a client to a company in which we have a minority equity investment, and to a lesser extent, the transfer of our engineering business to an unrelated third party in December 2001. Professional services revenue was further negatively impacted by the closing of certain underperforming branch offices associated with the restructuring discussed below. In total, these changes reduced professional services revenue $46.5 million during the second quarter of 2003 and $90.8 million during the first six months of 2003 compared to the same periods in the prior year.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Professional services revenue by geographic location is presented in the table below (in thousands):

                                                           Three Months Ended                   Six Months Ended
                                                              September 30,                       September 30,
                                                       --------------------------          --------------------------
                                                          2002             2001*              2002              2001*
                                                       --------          --------          --------          --------
United States                                          $150,792          $207,313          $317,592          $426,608
Europe and Africa                                        16,550            23,105            32,850            46,924
Other international operations                              596               798             1,248             1,747
                                                       --------          --------          --------          --------
Total professional services revenue                    $167,938          $231,216          $351,690          $475,279
                                                       ========          ========          ========          ========




* Reclassified to conform to the September 2002 presentation as described in the Results of Operations section of Item 2.

PROFESSIONAL SERVICES CONTRIBUTION AND EXPENSES

Financial information for our professional services segment is as follows (in thousands):


                                                           Three Months Ended                  Six Months Ended
                                                             September 30,                       September 30,
                                                      --------------------------          --------------------------
                                                        2002              2001*             2002              2001*
                                                      --------          --------          --------          --------
Revenue                                               $167,938          $231,216          $351,690          $475,279
Expenses                                               152,365           212,519           319,734           428,605
                                                      --------          --------          --------          --------
Professional services contribution                    $ 15,573          $ 18,697          $ 31,956          $ 46,674
                                                      ========          ========          ========          ========



* Reclassified to conform to the September 2002 presentation as described in the Results of Operations section of Item 2.

During the second quarter of 2003, the professional services segment generated a contribution margin of 9.3%, compared to 8.1% during the second quarter of 2002. The professional services contribution margin was 9.1% and 9.8% for the first six months of 2003 and 2002, respectively. The increase in professional services margin in the second quarter of 2003 is primarily a result of the restructuring and other changes discussed in the revenue section above. The professional services margin for the first six months of 2003 is fairly consistent with the margin in the prior year. We expect some negative pressure on the contribution margin during the third quarter due to the impact of client closures during the holidays.

Cost of professional services consists primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. The decrease in these costs in the second quarter and first six months of 2003 is due, primarily, to reductions in staff associated with the restructuring, resulting in lower salaries and benefits, and decreased use of subcontractors for special services. The professional billable staff decreased 1,987 people to 5,423 people as of September 30, 2002 from 7,410 people at September 30, 2001.

CORPORATE AND OTHER EXPENSES

Administrative and general expenses consist of all other costs associated with the operations and administration of the Company. These costs include the corporate executive, finance, human resources, legal and corporate communications departments. In addition, administrative and general costs include all facility-related costs, such as rent, maintenance, utilities, etc, associated with our local sales and professional services offices. Administrative and general expenses decreased $3.1 million, or 6.1% during the second quarter of 2003 to $46.9 million

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



from $50.0 million during the second quarter of 2002, and decreased $10.0 million or 9.8% during the first six months of 2003 to $91.7 million from $101.7 million in the first six months of 2002. The decrease in administrative and general expenses was primarily attributable to decreased building rent and decreased salaries resulting from the restructuring discussed below.

Interest and investment income for the second quarter of 2003 was $7.1 million compared to $7.2 million in the second quarter of 2002 and for the first six months of 2003 interest and investment income was $13.8 million compared to $14.2 million in the first six months of 2002. The decrease was due to reduced interest related to customers' deferred installment receivable balances which were lower in total and which yielded lower average interest rates than in the prior year. Interest and other expense includes amortization of the initial financing fees and fees associated with the unutilized balance of the Senior Credit Facility (the credit facility) discussed in the Liquidity and Capital Resources section below and was $3.2 million in the second quarter of 2003 compared to $1.4 million in the second quarter of 2002, and for the first six months of 2003 was $4.7 million compared to $4.0 million for the first six months of 2002. The increase in interest and other expense was primarily attributable to accelerated amortization of the initial financing fees associated with the cancellation of the credit facility discussed below.

We account for income taxes using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax provision was $17.4 million in the second quarter of 2003 and $29.0 million for the first six months of 2003, which represents an effective tax rate of 34%. This compares to an income tax provision of $16.2 million in the second quarter of 2002 and $37.3 million for the first six months of 2002, which represents an effective tax rate of 38%. The decrease in the effective tax rate is a result of no longer amortizing goodwill for financial statement purposes. The majority of the goodwill amortization in the prior year was not deductible for income tax purposes.


RESTRUCTURING CHARGE

In the fourth quarter of 2002, we adopted a restructuring plan to reorganize our operating divisions, primarily the professional services segment. These changes were designed to increase profitability in the future by better aligning cost structures with current market conditions.

The restructuring plan included a reduction of professional services staff at certain locations, the closing of entire professional services offices and a reduction of sales support personnel, lab technicians and related administrative and financial staff. Approximately 1,600 employees worldwide will be terminated as a result of the reorganization. The restructuring is proceeding as planned. As of October 31, 2002, 1,528 employees had been terminated as a result of the reorganization.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)




The following table summarizes the restructuring charge taken in 2002 (in thousands):

                                                                     Charges against         Charges against
                                               Balance at           the accrual during      the accrual during        Balance at
                                                March 31,           the quarter ended       the quarter ended        September 30,
                                                 2002                June 30, 2002          September 30, 2002           2002
                                              ----------          ------------------        ------------------       ----------
Employee termination benefits                  $ 18,459            $         11,259          $          3,877         $  3,323
Facilities costs (primarily lease
  abandonments) (1)                              25,665                       2,774                     2,264           20,627
Legal, consulting and
  outplacement costs                              1,299                         521                        51              727
Other                                               278                         195                        20               63
                                              ----------          ------------------        ------------------       ----------

Total restructuring accrual                    $ 45,701            $         14,749          $          6,212         $ 24,740
                                              ==========          ==================        ==================       ==========


1)   Lease obligations will end in March of 2009


MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our assumptions and estimates were based on the facts and circumstances known at September 30, 2002; future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our Annual Report on Form 10-K are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in note 1 of the Notes to Consolidated Financial Statements included in Item 8 of that report. There have been no material changes to that information during the second quarter of 2003.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, cash and investments totaled approximately $502.1 million. During the first six months of 2003 and 2002, we generated $169.3 million and $171.1 million, respectively, in operating cash flow. During these periods, we had capital expenditures that included property and equipment, capitalized research and software development, and purchased software of $94.5 million and $38.5 million, respectively.

As of September 30, 2002 and 2001, there was no long-term debt. On August 26, 2002, our credit facility was reduced to $200 million from $500 million. Since we did not anticipate utilizing the credit facility before its expiration in August 2003, the agreement was terminated. The termination was effective November 4, 2002.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



We believe available cash resources together with cash flow from operations, will be sufficient to meet our cash needs for the foreseeable future.

Although there were no acquisitions during the first six months of 2003, we continue to evaluate business acquisition opportunities that fit our strategic plans.

We are building a new corporate headquarters building with a current estimated cost of $350 million for the building and an estimated $50 million for furniture and fixtures. Cash outlays will have no impact on the results of operations until the building is ready for occupancy. When fully occupied in calendar 2003, the depreciation will result in an annual expense of approximately $14 to $17 million. This will be partially offset by the savings realized by the consolidation of offices. Capital expenditures to date total $193.6 million. Cash outlays for the next twelve months are expected to be approximately $206.4 million. Currently, we intend to fund the building using cash on hand and cash flow from operations.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)




       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. There have been no material changes to foreign exchange risk management strategy or marketable securities subsequent to March 31, 2002. Therefore, the market risks remain substantially unchanged from those described in the Company's Annual Report on Form 10-K for the fiscal year ending March 31, 2002.


                         ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


                            ITEM 1. LEGAL PROCEEDINGS

The Company is a party to two class action proceedings filed in the United States District Court in the Eastern District of Michigan. The Dinallo lawsuit, case number 02-73793, was filed on September 20, 2002 and the Rosen lawsuit, case number 02-74073, was filed on October 10, 2002. The suits were brought on behalf of purchasers of the Company's common stock from January 1, 1999 to April 3, 2002. Principal defendants include the Company and Joseph A. Nathan, Henry A. Jallos and Laura L. Fournier. The plaintiffs in both cases allege that the Company failed to disclose under the securities laws its problems with the misappropriation of its software source code by IBM, and that its material omissions and the dissemination of materially false and misleading statements concerning the Company's deteriorating relationship with IBM. The plaintiffs in both cases request that the court award them money damages and expenses of litigation, including reasonable attorney fees. The Company strongly disagrees with the allegations and intends to vigorously defend the lawsuits. At this time, the Company's legal counsel is preparing a responsive pleading to each lawsuit.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on August 27, 2002 at the Company's headquarters. The only matter voted upon at the meeting was the election of shareholders. Each of the nominees was elected to hold office for one year until the 2003 Annual Meeting of Shareholders and until their successors are elected and qualified. The results of the voting at the meeting are as follows:


Nominee for Director                               Total Votes For                      Total Votes Withheld
---------------------------                        ---------------                      --------------------
Dennis W. Archer                                     305,767,330                             8,691,456
Elizabeth A. Chappell                                306,737,509                             7,721,277
Elaine K. Didier                                     306,645,049                             7,813,737
Bernard M. Goldsmith                                 307,820,892                             6,637,894
William O. Grabe                                     307,754,559                             6,704,227
William R. Halling                                   306,450,684                             8,008,102
Peter Karmanos, Jr.                                  261,193,962                            53,264,824
Joseph A. Nathan                                     306,525,707                             7,933,079
W. James Prowse                                      306,646,674                             7,812,112
G. Scott Romney                                      305,802,886                             8,655,900
Thomas Thewes                                        305,845,714                             8,613,072
Lowell P. Weicker, Jr.                               306,238,331                             8,220,455


The total number of the Company's common shares issued and outstanding and entitled to be voted at the Annual Meeting was 375,890,681. The total number of shares voted at the Annual Meeting was 314,458,786 or 83.657% of the shares outstanding and eligible to vote.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


                            ITEM 5. OTHER INFORMATION

On October 1, 2002, the Company appointed three independent board members to its Board of Directors. Joining the board are Gurminder S. Bedi, a retired Ford Motor Company executive; Faye Alexander Nelson, Vice President of Government and Civic Affairs at Wayne State University; and Glenda D. Price, President of Marygrove College. Leaving the Company's board is Bernard M. Goldsmith, Managing Director of Updata Capital, Inc. who resigned for personal reasons. Two inside board members, Thomas Thewes and Joseph A. Nathan, vacated their seats to support the Company's goal of creating a more independent Board of Directors.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits.

          Exhibit
          Number        Description of Document

              15        Independent Accountants' Awareness Letter

            99.1 Certification by the Chief Executive Officer of this Form 10-Q of Compuware Corporation for the quarter ended September 30, 2002 pursuant to 18 U.S.C. Section 1350

            99.2 Certification by the Chief Financial Officer of this Form 10-Q of Compuware Corporation for the quarter ended September 30, 2002 pursuant to 18 U.S.C. Section 1350


      (b) Reports on Form 8-K.

      None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              COMPUWARE CORPORATION


Date:   November 12, 2002                     By:/s/ Joseph A. Nathan
        -----------------                        ---------------------
                                              Joseph A. Nathan
                                              President
                                              (duly authorized officer)




Date:   November 12, 2002                     By: /s/ Laura L. Fournier
        -----------------                        ----------------------
                                              Laura L. Fournier
                                              Senior Vice President
                                              Chief Financial Officer

                                  CERTIFICATION


I, Peter Karmanos, Jr., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Compuware
     Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

/s/ Peter Karmanos, Jr.
-----------------------

Peter Karmanos, Jr.
Chief Executive Officer

                                  CERTIFICATION


I, Laura L. Fournier, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Compuware
     Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

/s/ Laura L. Fournier
----------------------
Laura L. Fournier
Chief Financial Officer

                                 EXHIBIT INDEX

     Exhibit
     Number               Description of Document

       15                 Independent Accountants' Awareness Letter

     99.1 Certification by the Chief Executive Officer of this Form 10-Q of Compuware Corporation for the quarter ended September 30, 2002 pursuant to 18 U.S.C. Section 1350

     99.2 Certification by the Chief Financial Officer of this Form 10-Q of Compuware Corporation for the quarter ended September 30, 2002 pursuant to 18 U.S.C. Section 1350