Form 10-Q
period 2002-12-31
COMPUWARE CORPORATION
filed 2003-02-12
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                        --------     ---------


COMMISSION FILE NUMBER 0-20900



                              COMPUWARE CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

          MICHIGAN                                      38-2007430
(State or other jurisdiction                          (IRS Employer
incorporation or organization)                      Identification No.)


     31440 NORTHWESTERN HIGHWAY
         FARMINGTON HILLS, MI                           48334-2564
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number including area code:  (248) 737-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            Yes   X   No
                                                  -----    -----

As of February 7, 2003, there were outstanding 378,055,795 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 27 pages

PART I.  FINANCIAL INFORMATION                                                   Page
         ---------------------                                                   ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         December 31, 2002 and March 31, 2002                                      3

         Condensed Consolidated Statements of Operations
         for the three months and nine months ended
         December 31, 2002 and 2001                                                4

         Condensed Consolidated Statements of Cash Flows
         for the nine months ended December 31, 2002 and 2001                      5

         Notes to Condensed Consolidated Financial
         Statements                                                                6

         Independent Accountants' Report                                          12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                            13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk               24

Item 4.  Controls and Procedures                                                  24



PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings                                                        25

Item 2.  Changes in Securities and Use of Proceeds                                25

Item 6.  Exhibits and Reports on Form 8-K                                         26

SIGNATURES                                                                        27
----------

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,        MARCH 31,
                              ASSETS                             2002               2002
                              ------                         -------------      -------------
                                                              (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                  $   259,952        $   233,305
   Investments                                                    164,800            133,503
   Accounts receivable, net                                       502,734            609,579
   Deferred tax asset, net                                         36,809             41,811
   Income taxes refundable, net                                                       27,687
   Prepaid expenses and other current assets                       15,514             16,954
                                                              -----------        -----------
       Total current assets                                       979,809          1,062,839
                                                              -----------        -----------
INVESTMENTS                                                        93,813             55,566
                                                              -----------        -----------
PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                  324,110            199,365
                                                              -----------        -----------
CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION                                                    58,484             68,998
                                                              -----------        -----------
OTHER:
   Accounts receivable                                            283,468            306,751
   Deferred tax asset, net                                         35,761             44,884
   Goodwill, net                                                  212,156            211,792
   Other                                                           41,536             43,743
                                                              -----------        -----------
       Total other assets                                         572,921            607,170
                                                              -----------        -----------
TOTAL ASSETS                                                  $ 2,029,137        $ 1,993,938
                                                              ===========        ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                           $    27,803        $    28,646
   Accrued expenses                                               164,981            186,477
   Income taxes payable, net                                        4,971
   Deferred revenue                                               244,016            341,024
                                                              -----------        -----------
       Total current liabilities                                  441,771            556,147

DEFERRED REVENUE                                                  272,776            218,624

ACCRUED EXPENSES                                                   23,911             29,316
                                                              -----------        -----------
       Total liabilities                                          738,458            804,087
                                                              -----------        -----------
SHAREHOLDERS' EQUITY:
   Common stock                                                     3,780              3,758
   Additional paid-in capital                                     688,164            676,617
   Retained earnings                                              610,528            528,804
   Accumulated other comprehensive loss                           (11,793)           (19,328)
                                                              -----------        -----------
       Total shareholders' equity                               1,290,679          1,189,851
                                                              -----------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 2,029,137        $ 1,993,938
                                                              ===========        ===========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                   DECEMBER 31,                         DECEMBER 31,
                                                         ------------------------------        ------------------------------
                                                             2002              2001                2002               2001
                                                         -----------        -----------        -----------        -----------
REVENUES:
   Software license fees                                 $    73,761        $   125,731        $   217,933        $   308,154
   Maintenance fees                                          100,359            106,816            309,090            327,350
   Professional services fees                                159,019            221,233            510,709            696,512
                                                         -----------        -----------        -----------        -----------

       Total revenues                                        333,139            453,780          1,037,732          1,332,016
                                                         -----------        -----------        -----------        -----------

OPERATING EXPENSES:
   Cost of software license fees                               7,777              8,380             23,080             25,481
   Cost of professional services                             145,167            207,795            464,901            636,400
   Technology development and support                         37,312             39,218            107,906            121,965
   Sales and marketing                                        63,534             77,507            194,551            218,034
   Administrative and general                                 47,318             59,804            139,005            161,466
   Goodwill amortization and impairment                                          19,027                                38,634
                                                         -----------        -----------        -----------        -----------

       Total operating expenses                              301,108            411,731            929,443          1,201,980
                                                         -----------        -----------        -----------        -----------

INCOME FROM OPERATIONS                                        32,031             42,049            108,289            130,036
                                                         -----------        -----------        -----------        -----------

OTHER INCOME (EXPENSE):
   Interest and investment income                              7,125              7,180             20,897             21,332
   Interest and other expense                                   (628)            (1,182)            (5,362)            (5,158)
                                                         -----------        -----------        -----------        -----------
       Total other income                                      6,497              5,998             15,535             16,174
                                                         -----------        -----------        -----------        -----------

INCOME BEFORE INCOME TAXES                                    38,528             48,047            123,824            146,210

INCOME TAX PROVISION                                          13,099             18,258             42,100             55,560
                                                         -----------        -----------        -----------        -----------

NET INCOME                                               $    25,429        $    29,789        $    81,724        $    90,650
                                                         ===========        ===========        ===========        ===========

Basic earnings per share                                 $      0.07        $      0.08        $      0.22        $      0.24
                                                         ===========        ===========        ===========        ===========

Diluted earnings per share                               $      0.07        $      0.08        $      0.22        $      0.24
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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                            --------------------------
                                                                               2002              2001
                                                                            ---------        ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                               $  81,724        $  90,650
   Adjustments to reconcile net income to cash provided by
       operations:
       Depreciation and amortization                                           38,912           45,097
       Goodwill amortization and impairment                                                     38,634
       Tax benefit from exercise of stock options                                 275            6,613
       Acquisition tax benefits                                                 5,305            5,346
       Deferred income taxes                                                   14,125           (1,820)
       Other                                                                   11,033            1,298
       Net change in assets and liabilities
           Accounts receivable                                                130,128           69,710
           Prepaid expenses and other current assets                             (669)           2,238
           Other assets                                                         1,284           (1,613)
           Accounts payable and accrued expenses                              (18,019)         (16,668)
           Deferred revenue                                                   (42,856)           4,424
           Income taxes                                                        32,658           12,063
                                                                            ---------        ---------
                  Net cash provided by operating activities                   253,900          255,972
                                                                            ---------        ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of:
       Property and equipment:
            Headquarters facility                                            (151,108)         (51,467)
            Other                                                              (3,948)          (5,188)
       Capitalized software                                                    (8,555)          (9,932)
   Investments:
       Proceeds from maturity                                                 107,600          211,824
       Purchases                                                             (179,235)        (168,022)
                                                                            ---------        ---------
                  Net cash used in investing activities                      (235,246)         (22,785)
                                                                            ---------        ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options                                    860           11,158
   Contribution to stock purchase plans                                         7,133            3,632
   Payments on long term debt                                                                 (140,000)
                                                                            ---------        ---------
                  Net cash provided by (used in) financing activities           7,993         (125,210)
                                                                            ---------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      26,647          107,977
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              233,305           53,340
                                                                            ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 259,952        $ 161,317
                                                                            =========        =========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances known at December 31, 2002, final amounts may differ from estimates.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2002


NOTE 2 - COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share ("EPS") data were computed as follows (in thousands, except for per share data):

                                                         Three Months Ended            Nine Months Ended
                                                             December 31,                 December 31,
                                                      -----------------------       -----------------------
                                                        2002           2001           2002           2001
                                                      --------       --------       --------       --------
BASIC EPS:
----------
Numerator: Net Income                                 $ 25,429       $ 29,789       $ 81,724       $ 90,650
                                                      --------       --------       --------       --------
Denominator:
     Weighted-average common shares outstanding        377,943        372,015        376,588        371,123
                                                      --------       --------       --------       --------
Basic EPS                                             $   0.07       $   0.08       $   0.22       $   0.24
                                                      ========       ========       ========       ========

DILUTED EPS:
------------
Numerator: Net Income                                 $ 25,429       $ 29,789       $ 81,724       $ 90,650
                                                      --------       --------       --------       --------
Denominator:
     Weighted-average common shares outstanding        377,943        372,015        376,588        371,123
     Dilutive effect of stock options                    1,195         10,576          1,596         12,304
                                                      --------       --------       --------       --------
     Total shares                                      379,138        382,591        378,184        383,427
                                                      --------       --------       --------       --------
Diluted EPS                                           $   0.07       $   0.08       $   0.22       $   0.24
                                                      ========       ========       ========       ========

During the three months ended December 31, 2002 and 2001, stock options and a warrant to purchase approximately 63,385,000 and 22,164,000 shares, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive. During the nine months ended December 31, 2002 and 2001, stock options and a warrant to purchase approximately 63,023,000 and 22,076,000 shares, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.


NOTE 3 - COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation gains and losses that have been excluded from net income and reflected instead in equity. Total comprehensive income is summarized as follows (in thousands):

                                         Three Months Ended             Nine Months Ended
                                            December 31,                   December 31,
                                      -----------------------        -----------------------
                                        2002           2001            2002           2001
                                      --------       --------        --------       --------
Net Income                            $ 25,429       $ 29,789        $ 81,724       $ 90,650
Foreign currency translation
     adjustment, net of tax              3,338            (34)          7,535          1,389
                                      --------       --------        --------       --------
     Total comprehensive income       $ 28,767       $ 29,755        $ 89,259       $ 92,039
                                      ========       ========        ========       ========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2002


NOTE 4 - SEGMENTS

Compuware operates in two business segments in the software industry: products and services. The Company provides software products and professional services to IT organizations that help IT professionals efficiently develop, implement and support the applications that run their businesses.

Financial information for the Company's business segments is as follows (in thousands):


                                            Three Months Ended                    Nine Months Ended
                                                December 31,                         December 31,
                                      ------------------------------        ------------------------------
                                         2002               2001               2002               2001
                                      -----------        -----------        -----------        -----------
Revenues:
    Products:
       Mainframe                      $   133,097        $   190,195        $   415,243        $   512,845
       Distributed systems                 41,023             42,352            111,780            122,659
                                      -----------        -----------        -----------        -----------
          Total products revenue          174,120            232,547            527,023            635,504
    Services                              159,019            221,233            510,709            696,512
                                      -----------        -----------        -----------        -----------
Total revenues                        $   333,139        $   453,780        $ 1,037,732        $ 1,332,016
                                      ===========        ===========        ===========        ===========

Operating Expenses:
    Products                          $   108,623        $   125,105        $   325,537        $   365,480
    Services                              145,167            207,795            464,901            636,400
    Corporate staff                        47,318             59,804            139,005            161,466
    Goodwill amortization and
      impairment                                              19,027                                38,634
                                      -----------        -----------        -----------        -----------
Total operating expenses              $   301,108        $   411,731        $   929,443        $ 1,201,980
                                      ===========        ===========        ===========        ===========

Income from operations before
  other income (expenses):
    Products                          $    65,497        $   107,442        $   201,486        $   270,024
    Services                               13,852             13,438             45,808             60,112
    Corporate staff                       (47,318)           (59,804)          (139,005)          (161,466)
    Goodwill amortization and
      impairment                                             (19,027)                              (38,634)
                                      -----------        -----------        -----------        -----------
Income from operations before
  other income                             32,031             42,049            108,289            130,036
    Other income                            6,497              5,998             15,535             16,174
                                      -----------        -----------        -----------        -----------
Income before income taxes            $    38,528        $    48,047        $   123,824        $   146,210
                                      ===========        ===========        ===========        ===========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2002


Financial information regarding geographic operations are presented in the table below (in thousands):

                                               Three Months Ended                Nine Months Ended
                                                   December 31,                      December 31,
                                          ---------------------------       ---------------------------
                                             2002             2001             2002             2001
                                          ----------       ----------       ----------       ----------
Revenues:
     United States                        $  241,715       $  349,550       $  770,219       $1,026,448
     Europe and Africa                        70,647           77,840          208,563          232,908
     Other international operations           20,777           26,390           58,950           72,660
                                          ----------       ----------       ----------       ----------
Total revenues                            $  333,139       $  453,780       $1,037,732       $1,332,016
                                          ==========       ==========       ==========       ==========

NOTE 5 - RESTRUCTURING CHARGE

In the fourth quarter of fiscal 2002, Compuware adopted a restructuring plan to reorganize its operating divisions, primarily the professional services segment. These changes were designed to increase profitability by better aligning cost structures with current market conditions.

The restructuring plan included a reduction of professional services staff at certain locations, the closing of entire professional services offices and a reduction of sales support personnel, lab technicians and related administrative and financial staff. Approximately 1,600 employees worldwide were scheduled for termination as a result of the reorganization. As of December 31, 2002, fewer than 50 employees remain to be terminated under the plan. Payments continue to be made to certain terminated employees in accordance with their agreements.

The following table summarizes the accrual for the restructuring charge as of March 31, 2002, and charges against the accrual during the first nine months of fiscal 2003 (in thousands):


                                                              Charges against        Charges against
                                            Balance at       the accrual during     the accrual during    Balance at
                                             March 31,      the six months ended    the quarter ended     December 31,
                                              2002           September 30, 2002     December 31, 2002        2002
                                           -----------      --------------------   -------------------   -------------
Employee termination benefits              $    18,459           $     15,136         $        590       $       2,733
Facilities costs (primarily
  lease abandonments)                           25,665                  5,038                1,789              18,838
Legal, consulting and
  outplacement costs                             1,299                    572                  214                 513
Other                                              278                    215                                       63
                                           -----------      --------------------   -------------------   -------------

Total restructuring accrual                $    45,701           $     20,961         $      2,593        $     22,147
                                           -----------      --------------------   -------------------   -------------

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2002



NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

The components of the Company's intangible assets were as follows (in thousands):


                                                            At December 31, 2002
                                       -------------------------------------------------------------
                                         Gross Carrying          Accumulated            Net Carrying
                                            Amount              Amortization              Amount
                                       ----------------        --------------         --------------
Amortized intangible assets:
  Capitalized software (1)                $ 218,789              $(160,305)              $  58,484
  Other (2)                                   6,200                 (3,972)                  2,228
                                          ---------              ---------               ---------
Total                                     $ 224,989              $(164,277)              $  60,712
                                          =========              =========               =========
                                                              At March 31, 2002
                                       -------------------------------------------------------------
                                         Gross Carrying          Accumulated            Net Carrying
                                            Amount              Amortization              Amount
                                       ----------------        --------------         --------------

Amortized intangible assets:
  Capitalized software (1)                $ 209,017              $(140,019)              $  68,998
  Other (2)                                   6,200                 (3,725)                  2,475
                                          ---------              ---------               ---------
Total                                     $ 215,217              $(143,744)              $  71,473
                                          =========              =========               =========

1) The amortization expense is reported in cost of software license fees expense on the income statement.
2) Other amortized intangible assets include trademarks associated with past product acquisitions. The amortization expense is reported in general and administrative expense on the income statement.

Aggregate amortization expense on intangible assets was $6,531,000 and $7,989,000 for the three months ended December 31, 2002 and 2001, respectively. Amortization expense on intangible assets for the nine months ended December 31, 2002 and 2001 was $19,316,000 and $23,381,000, respectively. Annual amortization expense, based on identified intangible assets recorded through December 31, 2002, is expected to be as follows (in thousands):


                                                  Year Ended March 31,
                           -----------------------------------------------------------------
                            2003          2004          2005           2006       Thereafter
                           -------       -------       -------       -------      ----------
Capitalized software       $25,363       $24,295       $16,072       $ 6,737       $ 5,086
Other                          330           330           330           330         1,155
                           -------       -------       -------       -------       -------
Total                      $25,693       $24,625       $16,402       $ 7,067       $ 6,241
                           =======       =======       =======       =======       =======

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2002



Effective April 1, 2002, in accordance with FASB 142, the goodwill balance is no longer being amortized on a monthly basis. Instead, it will be tested at least annually for impairment. Changes in the carrying amounts of goodwill for the nine months ended December 31, 2002 were as follows (in thousands):


Goodwill:                                    Products       Services        Total
                                             --------       --------       --------
Balance at March 31, 2002, net               $ 72,182       $139,610       $211,792
Effect of foreign currency translation                           364            364
                                             --------       --------       --------
Balance as of December 31, 2002, net         $ 72,182       $139,974       $212,156
                                             ========       ========       ========

The Company's reported net income and diluted earnings per share exclusive of amortization of goodwill in the prior year on an after-tax basis were as follows (in thousands except per share data):


                                                  Three Months Ended December 31,              Nine Months Ended December 31,
                                                  -------------------------------              ------------------------------
                                                     2002                  2001                  2002                  2001
                                                   --------              --------              --------              --------
Reported net income                                $ 25,429              $ 29,789              $ 81,724              $ 90,650
Add goodwill amortization, net of tax                                      17,067                                      33,614
                                                   --------              --------              --------              --------
Adjusted net income                                $ 25,429              $ 46,856              $ 81,724              $124,264
                                                   ========              ========              ========              ========

Diluted earnings per share                         $   0.07              $   0.12              $   0.22              $   0.32
                                                   ========              ========              ========              ========

INDEPENDENT ACCOUNTANTS' REPORT


Compuware Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of December 31, 2002, and the related condensed consolidated statements of operations for the three-month and nine-month periods and cash flows for the nine-month periods ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


Detroit, Michigan
January 22, 2003

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



This discussion contains statements regarding our intentions, plans and expectations and other forward-looking statements within the meaning of the federal securities laws which are identified by the use of the words "believes," "expects," "anticipates," "will," "contemplates," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect operating results, including, without limitation, those described below and in our 2002 Form 10-K filing with the Securities and Exchange Commission, and could cause actual results to differ materially from the results implied by these or any other forward-looking statements made by us, or on our behalf. We can give no assurance that future results will meet expectations. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by applicable law, we do not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Factors which may affect our operating results include, among others, the following:

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

- Our success depends in part on our ability to develop product enhancements and new products that keep pace with continuing changes in technology and customer preferences.

- Approximately 25% of our revenue is derived from foreign sources. This exposes us to exchange rate risks on foreign currencies and to other international risks such as the need to comply with foreign and U.S. export laws, and the uncertainty of certain foreign economies.

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

- Our results could be adversely affected by increased competition and pricing pressures. Although no company competes with us across our entire product line, we consider over 40 firms to be directly competitive with one or more of our products. Our competitors include BMC Software, Inc., Computer Associates International, Inc., International Business Machines Corporation (IBM), Mercury Interactive Corporation, Oracle Corporation and Rational Software Corporation. Some of these competitors have substantially greater financial, marketing, recruiting and training resources than we do.

- The slowdown in the world economy could continue for an extended period and could cause customers to further delay or forego decisions to license new products or upgrades to their existing environments or to reduce their requirements for professional services and this could adversely affect our operating results.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of income as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                                    Percentage of                        Percentage of
                                                   Total Revenues                       Total Revenues
                                              ------------------------              ------------------------
                                                 Three Months Ended                   Nine Months Ended
                                                    December 31,         Period-          December 31,            Period-
                                              ------------------------  to-Period   ------------------------     to-Period
                                                 2002         2001*      Change        2002         2001*          Change
                                              ----------   -----------  ---------   -----------  -----------     ---------
REVENUE:
    Software license fees                          22.2%        27.7%      (41.3)%        21.0%        23.1%         (29.3)%
    Maintenance fees                               30.1         23.5        (6.0)         29.8         24.6           (5.6)
    Professional services fees                     47.7         48.8       (28.1)         49.2         52.3          (26.7)
                                              ----------   ----------               -----------  -----------
       Total revenues                             100.0        100.0       (26.6)        100.0        100.0          (22.1)
                                              ----------   ----------               -----------  -----------

OPERATING EXPENSES:
    Cost of software license fees                   2.3          1.8        (7.2)          2.2          1.9           (9.4)
    Cost of professional services                  43.6         45.8       (30.1)         44.8         47.8          (26.9)
    Technology development and support             11.2          8.6        (4.9)         10.4          9.1          (11.5)
    Sales and marketing                            19.1         17.1       (18.0)         18.8         16.4          (10.8)
    Administrative and general                     14.2         13.2       (20.9)         13.4         12.1          (13.9)
    Goodwill amortization and impairment                         4.2      (100.0)                       2.9         (100.0)
                                              ----------   ----------               -----------  -----------
       Total operating expenses                    90.4         90.7       (26.9)         89.6         90.2          (22.7)
                                              ----------   ----------               -----------  -----------
Income from operations                              9.6          9.3       (23.8)         10.4          9.8          (16.7)
                                              ----------   ----------               -----------  -----------
Other income (expense):
    Interest and investment income                  2.2          1.6        (0.8)          2.0          1.6           (2.0)
    Interest and other expense                     (0.2)        (0.3)       46.9          (0.5)        (0.4)          (4.0)
                                              ----------   ----------               -----------  -----------
       Total other income                           2.0          1.3         8.3           1.5          1.2           (4.0)
                                              ----------   ----------               -----------  -----------
Income before income taxes                         11.6         10.6       (19.8)         11.9         11.0          (15.3)
    Income tax provision                            4.0          4.0       (28.3)          4.0          4.2          (24.2)
                                              ----------   ----------               -----------  -----------
Net income                                          7.6%         6.6%      (14.6)%         7.9%         6.8%          (9.8)%
                                              ==========   ==========               ===========  ===========

* Reclassified to conform to the December 2002 presentation as explained below.


Effective April 1, 2002, in accordance with FASB 142, the goodwill balance is no longer being amortized on a monthly basis. Instead, it will be tested at least annually for impairment. If goodwill had not been amortized in fiscal 2002, net income would have been $46.9 million, or 12 cents per diluted share in the third quarter of last year and $124.3 million, or 32 cents per diluted share for the first nine months of last year.

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


SOFTWARE PRODUCTS

REVENUE

Our products are designed to support four key activities within the application development process: development and integration, quality assurance, production readiness and performance management of the application to optimize performance in production. Products revenue consists of software license fees and maintenance fees and comprised 52.3% and 51.2% of total Company revenue during the third quarter of 2003 and 2002, respectively, and 50.8% and 47.7% of total Company revenue during the first nine months of 2003 and 2002, respectively. OS/390 product revenue (mainframe revenue) decreased $57.1 million or 30.0% during the third quarter of 2003 to $133.1 million from $190.2 million during the third quarter of 2002 and decreased $97.6 million or 19.0% during the first nine months of 2003 to $415.2 million from $512.8 million during the first nine months of 2002. Revenue from distributed software products decreased $1.4 million or 3.1% during the third quarter of 2003 to $41.0 million from $42.4 million during the third quarter of 2002 and decreased $10.9 million or 8.9% during the first nine months of 2003 to $111.8 million from $122.7 million during the first nine months of 2002.

License revenue decreased $51.9 million or 41.3% during the third quarter of 2003 to $73.8 million from $125.7 million during the third quarter of 2002 and decreased $90.3 million or 29.3% during the first nine months of 2003 to $217.9 million from $308.2 million during the first nine months of 2002. During the third quarter of 2003, we had no multi-year contracts with license fees greater than $5 million while these contracts accounted for 16% of license revenue during the third quarter of 2002. During the first nine months of 2003, 6% of license revenue was related to multi-year contracts with license fees greater than $5 million compared to 9% during the first nine months of 2002. The decrease in license revenue for the third quarter and the first nine months of 2003 was due to increased competition, particularly in the mainframe market, and to market pressure on pricing attributed to the continued softness in the economy as a whole and the IT industry in particular. Maintenance fees decreased $6.4 million or 6.0% to $100.4 million during the third quarter of 2003 from $106.8 million during the third quarter of 2002 and decreased $18.3 million or 5.6% during the first nine months of 2003 to $309.1 million from $327.4 million during the first nine months of 2002. The decrease in maintenance fees was primarily attributable to lower license fees during both 2003 and 2002 resulting in only minimal increases to the maintenance base and to market pressure on pricing.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

We license our software to our customers using two types of software licenses, perpetual and term. Generally, perpetual software licenses allow our customers a perpetual right to run our software on hardware up to a licensed aggregate MIPS (Millions of Instructions Per Second) capacity. Term licenses allow our customers a right to run our software for a limited period of time on hardware up to a licensed aggregate MIPS capacity. Also, our customers purchase maintenance services that provide technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released during the maintenance period. Furthermore, based on business needs, we allow our customers the option to license additional software and purchase multiple years of maintenance in a single transaction (multi-year transactions). In support of these multi-year transactions, we allow extended payment terms to qualifying customers.

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

Products revenue by geographic location is presented in the table below (in thousands):


                                                  Three Months Ended                       Nine Months Ended
                                                     December 31,                             December 31,
                                         --------------------------------------   -------------------------------------
                                               2002                2001*                2002               2001*
                                         ------------------   -----------------   -----------------   -----------------
United States                                    $  99,603           $ 151,237           $ 310,515           $ 401,527
Europe and Africa                                   54,595              55,739             159,661             163,883
Other international operations                      19,922              25,571              56,847              70,094
                                         ------------------   -----------------   -----------------   -----------------
Total products revenue                           $ 174,120           $ 232,547           $ 527,023           $ 635,504
                                         ==================   =================   =================   =================

* Reclassified to conform to the December 2002 presentation.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

PRODUCTS CONTRIBUTION AND EXPENSES

Financial information for the products segment is as follows (in thousands):


                                                  Three Months Ended                     Nine Months Ended
                                                     December 31,                           December 31,
                                         -------------------------------------  -------------------------------------
                                               2002               2001*               2002               2001*
                                         ------------------  -----------------  -----------------   -----------------
Revenue                                          $ 174,120          $ 232,547          $ 527,023           $ 635,504
Expenses                                           108,623            125,105            325,537             365,480
                                         ------------------  -----------------  -----------------   -----------------
Products contribution                            $  65,497          $ 107,442          $ 201,486           $ 270,024
                                         ==================  =================  =================   =================

* Reclassified to conform to the December 2002 presentation as described above.


The products segment generated contribution margins of 37.6% and 46.2% during the third quarter of 2003 and 2002, respectively, and 38.2% and 42.5% during the first nine months of 2003 and 2002, respectively. Products expenses include cost of software license fees, technology development and support costs, and sales and marketing expenses. The decrease in contribution margin during the third quarter and for the first nine months of 2003 was primarily a result of the decrease in software license revenue.

Cost of license fees includes amortization of capitalized software, the cost of preparing and distributing products to customers and the cost of author royalties. The decrease in these costs in the third quarter and for the first nine months of 2003 was primarily due to decreased amortization of purchased software, and decreased printing and materials costs. As a percentage of software license fees, cost of software license fees were 10.5% and 6.7% in the third quarter of 2003 and 2002, respectively, and 10.6% and 8.3% in the first nine months of 2003 and 2002, respectively.

Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support technology initiatives are also included here. The decrease in these costs was primarily attributable to decreased salaries, reduced travel costs, and decreased communication costs. As a percentage of product revenue, costs of technology development and support were 21.4% and 16.9% in the third quarter of 2003 and 2002, respectively, and 20.5% and 19.2% in the first nine months of 2003 and 2002, respectively.

Capitalization of internally developed software products begins when technological feasibility of the product is established. Before the capitalization of internally developed software products, total research and development expenditures for the third quarter of 2003 decreased $2.8 million, or 6.5%, to $40.3 million from $43.1 million in the third quarter of 2002 and for the first nine months of 2003 decreased $15.4 million, or 11.7%, to $116.5 million from $131.9 million in the first nine months of 2002.

Though we continue to place significant emphasis on direct sales through our own sales force, we also market our products through indirect channels. Sales and marketing costs consist primarily of personnel related costs associated with products direct sales and sales support, marketing for all Company offerings, and personnel related costs associated with new sales initiatives. The decrease in sales and marketing costs in the third quarter and for the first nine months of 2003 was primarily attributable to decreased salaries and benefits, and decreased travel expenses, offset, in part, by increased advertising promotions. As a percentage of license fees, sales and marketing costs were 86.1% and 61.6% in the third quarter of 2003 and 2002, respectively, and 89.3% and 70.8% in the first nine months of 2003 and 2002, respectively.


PROFESSIONAL SERVICES

REVENUE

We offer a broad range of information technology professional services, including business systems analysis, design and programming, software conversion and system planning and consulting. Revenue from professional services decreased $62.2 million or 28.1% during the third quarter of 2003 to $159.0 million compared to $221.2 million in the third quarter of 2002, and decreased $185.8 million or 26.7% during the first nine months of 2003 to $510.7 million from $696.5 million in the first nine months of 2002. The decrease in revenue for 2003 was due, primarily, to a reduction in customer demand for professional services, the January 2002 assignment of our prime contract with a client to a company in which we have a minority equity investment, and to a lesser extent, the transfer of our engineering business to an unrelated third party in December 2001. Professional services revenue was further negatively impacted by the closing of certain underperforming branch offices associated with the restructuring discussed below. In total, these changes reduced professional services revenue $41.6 million during the third quarter of 2003 and $132.4 million during the first nine months of 2003 compared to the same periods in the prior year.

Professional services revenue by geographic location is presented in the table below (in thousands):

                                                       Three Months Ended                   Nine Months Ended
                                                          December 31,                        December 31,
                                                ----------------------------------  ----------------------------------
                                                     2002              2001*             2002              2001*
                                                ----------------  ----------------  ----------------  ----------------
United States                                         $ 142,112         $ 198,313         $ 459,704         $ 624,921
Europe and Africa                                        16,052            22,101            48,902            69,025
Other international operations                              855               819             2,103             2,566
                                                ----------------  ----------------  ----------------  ----------------
Total professional services revenue                   $ 159,019         $ 221,233         $ 510,709         $ 696,512
                                                ================  ================  ================  ================

* Reclassified to conform to the December 2002 presentation as described above.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

PROFESSIONAL SERVICES CONTRIBUTION AND EXPENSES

Financial information for our professional services segment is as follows (in thousands):

                                                      Three Months Ended                  Nine Months Ended
                                                         December 31,                        December 31,
                                               ----------------------------------  ---------------------------------
                                                    2002              2001*             2002             2001*
                                               ----------------  ----------------  ---------------  ----------------
Revenue                                              $ 159,019         $ 221,233        $ 510,709         $ 696,512
Expenses                                               145,167           207,795          464,901           636,400
                                               ----------------  ----------------  ---------------  ----------------
Professional services contribution                   $  13,852         $  13,438        $  45,808         $  60,112
                                               ================  ================  ===============  ================

* Reclassified to conform to the December 2002 presentation as described above.


During the third quarter of 2003, the professional services segment generated a contribution margin of 8.7%, compared to 6.1% during the third quarter of 2002. The professional services' contribution margin was 9.0% and 8.6% for the first nine months of 2003 and 2002, respectively. The increase in professional services margin in the third quarter and the first nine months of 2003 is primarily a result of the branch closings and other changes discussed in the revenue section above.

Cost of professional services consists primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. The decrease in these costs in the third quarter and first nine months of 2003 is due, primarily, to reductions in staff associated with the restructuring discussed below, resulting in lower salaries and benefits, and decreased use of subcontractors for special services. The professional billable staff decreased 1,680 people to 5,293 people as of December 31, 2002 from 6,973 people at December 31, 2001.


CORPORATE AND OTHER EXPENSES

Administrative and general expenses consist of all other costs associated with the operations and administration of the Company. These costs include the corporate executive, finance, human resources, legal and corporate communications departments. In addition, administrative and general costs include all facility-related costs, such as rent, maintenance, utilities, etc, associated with our local sales and professional services offices. Administrative and general expenses decreased $12.5 million, or 20.9% during the third quarter of 2003 to $47.3 million from $59.8 million during the third quarter of 2002, and decreased $22.5 million or 13.9% during the first nine months of 2003 to $139.0 million from $161.5 million in the first nine months of 2002. The decrease in administrative and general expenses was primarily attributable to decreased building rent, decreased telephone costs and decreased salaries resulting from the restructuring discussed below, offset in part by increased legal costs due to ongoing litigation.

Interest and investment income for the third quarter of 2003 was $7.1 million compared to $7.2 million in the third quarter of 2002 and for the first nine months of 2003 interest and investment income was $20.9 million compared to $21.3 million in the first nine months of 2002. Interest and other expense in 2003 includes amortization of deferred interest associated with future lease obligations related to facilities no longer used by the Company as well as amortization of the initial financing fees and fees associated with the unutilized balance of our credit facility, which is discussed in the Liquidity and Capital Resources section below. Interest and other

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

expense was $0.6 million in the third quarter of 2003 compared to $1.2 million in the third quarter of 2002, and for the first nine months of 2003 was $5.4 million compared to $5.2 million for the first nine months of 2002. The decrease in interest and other expense for the third quarter of 2003 is due to the decrease in amortization of initial financing fees and fees associated with the unutilized balance of the credit facility offset, in part, by the amortization of interest associated with lease obligations. The increase in interest and other expense for the first nine months of 2003 is due, primarily, to the amortization of interest associated with lease obligations and to the September 2002 accelerated amortization of the initial financing fees associated with the cancellation of the credit facility discussed below.

We account for income taxes using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax provision was $13.1 million in the third quarter of 2003 and $42.1 million for the first nine months of 2003, which represents an effective tax rate of 34.0%. This compares to an income tax provision of $18.3 million in the third quarter of 2002 and $55.6 million for the first nine months of 2002, which represents an effective tax rate of 38.0%. The decrease in the effective tax rate is a result of no longer amortizing goodwill for financial statement purposes. The majority of the goodwill amortization in the prior year was not deductible for income tax purposes.


RESTRUCTURING CHARGE

In the fourth quarter of 2002, we adopted a restructuring plan to reorganize our operating divisions, primarily the professional services segment. These changes were designed to increase profitability in the future by better aligning cost structures with current market conditions.

The restructuring plan included a reduction of professional services staff at certain locations, the closing of entire professional services offices and a reduction of sales support personnel, lab technicians and related administrative and financial staff. Approximately 1,600 employees worldwide were scheduled for termination as a result of the reorganization. The restructuring is proceeding as planned. As of December 31, 2002, fewer than 50 employees remain to be terminated under the plan. Payments continue to be made to certain terminated employees in accordance with their agreements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


The following table summarizes the accrual for the restructuring charge as of March 31, 2002, and charges against the accrual during the first nine months of fiscal 2003 (in thousands):

                                                                   Charges against       Charges against
                                                   Balance at     the accrual during    the accrual during      Balance at
                                                    March 31,    the six months ended   the quarter ended       December 31,
                                                     2002         September 30, 2002    December 31, 2002          2002
                                                   ----------    --------------------   -----------------       ------------
Employee termination benefits                        $18,459              $15,136              $   590              $ 2,733
Facilities costs (primarily
  lease abandonments) (1)                             25,665                5,038                1,789               18,838
Legal, consulting and
  outplacement costs                                   1,299                  572                  214                  513
Other                                                    278                  215                                        63
                                                   ----------    --------------------   -----------------       ------------

Total restructuring accrual                          $45,701              $20,961              $ 2,593              $22,147
                                                   ==========    ====================   =================       ============

1)       Lease obligations will end in March of 2009.


MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our assumptions and estimates were based on the facts and circumstances known at December 31, 2002; future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our Annual Report on Form 10-K are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of that report. There have been no material changes to that information during the third quarter of 2003.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, cash and investments totaled approximately $518.6 million. During the first nine months of 2003 and 2002, we generated $253.9 million and $256.0 million, respectively, in operating cash flow. During these periods, we had capital expenditures that included property and equipment, capitalized research and software development, and purchased software of $163.6 million and $66.6 million, respectively.

As of December 31, 2002 and 2001, there was no long-term debt. Since we did not anticipate utilizing the credit facility before its expiration in August 2003, the agreement was terminated. The termination was effective November 4, 2002.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

We believe available cash resources together with cash flow from operations, will be sufficient to meet our cash needs for the foreseeable future.

Although there were no acquisitions during the first nine months of 2003, we continue to evaluate business acquisition opportunities that fit our strategic plans.

We are building a new corporate headquarters building with a current estimated cost of $350 million for the building and an estimated $50 million for furniture and fixtures. Cash outlays will have no impact on the results of operations until the building is ready for occupancy. When fully occupied in fiscal 2004, the depreciation will result in an annual expense of approximately $14 to $17 million. This will be partially offset by the savings realized by the consolidation of offices. Capital expenditures to date total $257.9 million. Cash outlays for the next twelve months are expected to be approximately $142.1 million including approximately $65 million in the fourth quarter of 2003. Currently, we intend to fund the building using cash on hand and cash flow from operations.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently evaluating the provisions of the Interpretation, but believes that adoption of the recognition and measurement provisions of Interpretation 45 will not have a material impact on its financial statements.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock Based Compensation" to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The Company is required to adopt this statement for the quarter ending March 31, 2003 and has not determined the impact, if any, that this statement will have on its financial position or results of operations.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has disclosed all variable interest entities in Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K. The Company is currently evaluating the provisions of the Interpretation, but believes its adoption will not have a material impact on its financial statements.


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. There have been no material changes to foreign exchange risk management strategy or marketable securities subsequent to March 31, 2002. Therefore, the market risks remain substantially unchanged from those described in our Annual Report on Form 10-K for the fiscal year ending March 31, 2002.


                         ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause the material information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

As previously disclosed in the Company's Form 10-Q for the quarter ended September 30, 2002, the Company is a party to two class action proceedings filed in the United States District Court in the Eastern District of Michigan. The Dinallo lawsuit, case number 02-73793, was filed on September 20, 2002 and the Rosen lawsuit, case number 02-74073, was filed on October 10, 2002. The suits were brought on behalf of purchasers of the Company's common stock from January 1, 1999 to April 3, 2002. Principal defendants include the Company and Joseph A. Nathan, Henry A. Jallos and Laura L. Fournier. The plaintiffs in both cases allege that the Company failed to disclose under the securities laws its problems with the misappropriation of its software source code by IBM, and that its material omissions and the dissemination of materially false and misleading statements concerning the Company's deteriorating relationship with IBM. The plaintiffs in both cases request that the court award them monetary damages and expenses of litigation, including reasonable attorney fees. The Company strongly disagrees with the allegations and intends to vigorously defend the lawsuits. At this time, the Company's legal counsel is preparing a responsive pleading to each lawsuit.

On January 21, 2003, the Company filed suit against Moody's Investors Services, Inc. in the United States District Court in the Eastern District of Michigan (case number 03-70247) alleging breach of contract, defamation, silent fraud, and violation of the Investment Advisor's Act. The Company claims, among other things, that Moody's failed to deal fairly and did not operate in good faith when it lowered the Company's credit rating two full levels on August 13, 2002. The suit seeks $245,000 in compensatory damages (the total fees paid to Moody's during the course of the business relationship), punitive damages, the costs related to the litigation and reasonable attorney fees.


                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(b) On November 4, 2002, the Company terminated its credit facility, which contained a minimum net worth covenant.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

              Exhibit
              Number       Description of Document
              ------       -----------------------

                  15       Independent Accountants' Awareness Letter

                  99.1 Certification by the Chief Executive Officer of this Form 10-Q of Compuware Corporation for the quarter ended December 31, 2002 pursuant to 18 U.S.C. Section 1350

                  99.2 Certification by the Chief Financial Officer of this Form 10-Q of Compuware Corporation for the quarter ended December 31, 2002 pursuant to 18 U.S.C. Section 1350

         (b) Reports on Form 8-K.

         None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                COMPUWARE CORPORATION


Date:    February 12, 2003                      By: /s/ Joseph A. Nathan
         -----------------                          ---------------------
                                                Joseph A. Nathan
                                                President
                                                (duly authorized officer)




Date:    February 12, 2003                      By: /s/ Laura L. Fournier
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


Date: February 12, 2003

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


Date: February 12, 2003

/s/ Laura L. Fournier
---------------------

Laura L. Fournier
Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                              DESCRIPTION
------            -------------------------------------------------------------
15                Independent Accountants' Awareness Letter

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002