Form 10-K
period 2003-03-31
COMPUWARE CORPORATION
filed 2003-06-24
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         (Mark One)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______to_______

                         Commission File Number: 0-20900

                              COMPUWARE CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                 MICHIGAN                                   38-2007430
     -------------------------------                     ------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was $903,217,194, based upon the closing sales price of the common stock on that date of $3.05 as reported on the Nasdaq Stock Market. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

There were 382,561,037 shares of $.01 par value common stock outstanding as of June 2, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 2003 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated by reference in Part III.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                                    FORM 10-K
                                TABLE OF CONTENTS

 Item
Number                                                                         Page
------                                                                         ----
                                     PART I

1.     Business                                                                  3

       Executive Officers of the Registrant                                     12

2.     Properties                                                               13

3.     Legal Proceedings                                                        13

4.     Submission of Matters to a Vote of Security Holders                      14

                                     PART II

5.     Market for the Registrant's Common Equity and Related Stockholder
       Matters                                                                  15

6.     Selected Consolidated Financial Data                                     16

7.     Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                    17

7A.    Quantitative and Qualitative Disclosure about Market Risk                28

8.     Consolidated Financial Statements and Supplementary Data                 30

9.     Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure                                                     54

                                    PART III

10.    Directors and Executive Officers of the Registrant                       55

11.    Executive Compensation                                                   55

12.    Security Ownership of Certain Beneficial Owners and Management           55

13.    Certain Relationships and Related Transactions                           55

14.    Controls and Procedures                                                  55

                                     PART IV

15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K           56

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

We were incorporated in Michigan in 1973. Our executive offices are currently located at 31440 Northwestern Highway, Farmington Hills, Michigan 48334-2564, and our telephone number is (248) 737-7300. Our executive offices are expected to move to our new headquarters during the next two months. The new executive offices will be at One Campus Martius, Detroit, Michigan 48226, and our new telephone number will be (313) 227-7300.

We operate in two business segments in the software industry: products and services. See Note 13 of Notes to Consolidated Financial Statements.

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

Our Internet address is www.compuware.com. We make available, free of charge on the web site, copies of reports we file with the Securities and Exchange Commission as soon as reasonably practicable after we electronically file such reports. The information contained on our web site should not be considered part of this report.

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

From our perspective, the application life cycle includes four primary phases:
1) the application development phase in which software source code is created, integrated with existing applications and modified over time; 2) the testing phase, in which application software is executed, debugged, tested and maintained in a series of repetitive, ongoing cycles for the life of the application; 3) the performance testing phase, when an application is tested under simulated production conditions to ensure it will function well once implemented; and 4) the production phase in which the performance and availability of operating systems, databases, servers, applications and networks is monitored and managed.

On March 31, 2002, we began to operate under a geography-based organizational structure. Our products and professional services organizations are now combined under one geographic leadership structure that spans seven regions, three in North America and four internationally.

PRODUCTS

The following table sets forth, for the periods indicated, a breakdown of revenue by product line and the percentage of total revenues for each line (in thousands):

                                         YEAR ENDED MARCH 31,        PERCENTAGE OF TOTAL REVENUES
                                    ------------------------------   ----------------------------
      PRODUCT REVENUE                 2003       2002       2001        2003     2002     2001
                                      ----       ----       ----        ----     ----     ----
File-AID                            $182,224   $230,820   $259,835       13.2%    13.3%    12.8%
Abend-AID                            155,769    186,827    211,375       11.3     10.7     10.4
XPEDITER                             110,880    136,848    142,123        8.1      7.9      7.0
QA Center Mainframe                   24,527     30,880     45,969        1.8      1.8      2.2
STROBE                                80,080    101,911    103,476        5.8      5.8      5.1
                                    --------   --------   --------       ----     ----     ----
  Total Mainframe Revenue            553,480    687,286    762,778       40.2     39.5     37.5
                                    --------   --------   --------       ----     ----     ----
UNIFACE and Optimal                   42,283     43,353     43,083        3.1      2.5      2.1
File-AID/Client Server                 4,400      5,303      8,911        0.3      0.3      0.4
DevPartner                            24,290     26,722     35,944        1.8      1.5      1.8
QA Center Distributed                 30,291     31,221     37,389        2.2      1.8      1.8
Vantage                               53,152     57,497     64,001        3.9      3.3      3.2
                                    --------   --------   --------       ----     ----     ----
  Total Distributed Product Revenue  154,416    164,096    189,328       11.3      9.4      9.3
                                    --------   --------   --------       ----     ----     ----
  Total Product Revenue             $707,896   $851,382   $952,106       51.5%    48.9%    46.8%
                                    ========   ========   ========       ====     ====     ====

COMPUWARE SOFTWARE PRODUCTS AND THE APPLICATION LIFE CYCLE

Our software products enhance every step in the application life cycle, from application development and quality assurance to production readiness and availability, for mainframe and distributed platforms.

APPLICATION DEVELOPMENT AND INTEGRATION--Customers use our Abend-AID, DevPartner, File-AID, Optimal, QACenter, STROBE, UNIFACE, Vantage and XPEDITER products to achieve productivity gains.

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

MAINFRAME SOFTWARE PRODUCTS

Our mainframe products focus on improving the productivity of developers and analysts in analysis, unit testing, functional testing, performance testing, defect removal, fault management, file and data management and application performance management in the OS/390 and z/OS series environments.

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

Our mainframe products are grouped into the following five product lines:

FILE-AID PRODUCTS

File-AID products provide a consistent, familiar and secure method for IT professionals to access, analyze, edit, compare, move and transform data across all strategic environments. File-AID is used to quickly resolve production data problems and manage ongoing changes to data and databases at any stage of the application life cycle.

ABEND-AID PRODUCTS

Abend-AID products assist IT professionals to quickly diagnose and resolve application and system failures. The products automatically collect program and environmental information, analyze the information and present diagnostic and supporting data in a way that can be easily understood by all levels of IT staff.

XPEDITER PRODUCTS

XPEDITER interactive debugging products help developers integrate enterprise applications, build new applications and web-enable legacy ones, satisfying corporate scalability, reliability and security requirements. XPEDITER tools deliver powerful analysis and testing capabilities across multiple environments, helping developers test more accurately and reliably, in less time.

QACENTER MAINFRAME PRODUCTS

QACenter Mainframe products deliver complete testing functionality for automating test creation and execution, test results analysis and documentation. The products simulate the on-line systems environment, allowing programmers to test these applications under production conditions without requiring actual users at terminals. Its powerful functions and features enhance unit, concurrency, integration, migration, capacity and stress testing.

STROBE PRODUCTS

Our STROBE MVS Application Performance Management and iSTROBE Application Performance Analysis System product lines work together to help clients locate and eliminate sources of excessive resource demands during every phase of an application's life cycle. Features in both product lines support an extensive array of subsystems, databases and languages.

DISTRIBUTED SYSTEMS MARKET

In contrast to the mainframe market, the distributed systems market is characterized by multiple hardware, software and network configurations. Combined with the more recent push to web-enable applications, IT organizations find themselves under increasing pressure to rapidly create reliable, top-performing applications, despite an exponential increase in environment complexity. We believe our distributed and web products address these challenges and that we are well positioned to market distributed development, integration, functional and performance testing and application management software to our target markets.

DISTRIBUTED SOFTWARE PRODUCTS

Our distributed products focus on improving the productivity of the entire development team, including architects, developers, testers and operating analysts. These products support requirements management, application development, unit and functional testing and application performance analysis. Our distributed products also help the development team in application profiling and rapid new application rollout, as well as in managing server and network application availability on multiple platforms including Microsoft Windows and Microsoft .NET, J2EE, AIX, Solaris and DC2000.

Our distributed systems software products are grouped into six product lines:
UNIFACE, Optimal, File-AID/CS, DevPartner, QACenter and Vantage.

UNIFACE AND OPTIMAL PRODUCTS

UNIFACE, our distributed systems application development product, is designed to assist software developers in the creation, integration, deployment and maintenance of complex distributed applications. UNIFACE enables software developers to create applications that are not tied to any specific hardware platform, operating system, database management system or graphical user interface. Application objects are captured in a central repository, which permits their reuse in the development of technology-independent applications and allows for easier management and maintenance of applications. In addition, UNIFACE insulates application development and deployment from the individual technical components that comprise a computing environment. This reduces development and maintenance costs and allows applications to be developed rapidly using existing, proven legacy code.

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

FILE-AID/CLIENT SERVER

File-AID/Client Server is a comprehensive test data management tool designed to help developers, QA teams and DBAs work efficiently with data as they develop, test and support distributed applications. With File-AID/CS application developers can extract, load, copy, convert, transform, compare and edit all their data without having to be an expert in each database environment. All data related tasks are performed through an easy to use interface eliminating the need to write programs or scripts, code SQL or use multiple utilities.

DEVPARTNER PRODUCTS

DevPartner Studio helps developers build reliable, high-performance applications and components for Microsoft .NET and for native Windows by quickly solving problems with .NET migration, legacy integration, locating errors in application code and memory, tuning runtime performance across distributed applications, and assuring thorough testing.

DevPartner Studio Enterprise Edition combines powerful error detection, performance, memory, coverage and requirements management with comprehensive project tracking, defect management, task management and workflow automation. DevPartner Studio Enterprise Edition supports development of high-performing applications and components for Microsoft .NET and for native Windows.

DevPartner Java Edition pinpoints runtime errors, memory problems and performance bottlenecks and identifies code coverage/stability across all tiers of a Java application environment. Using DevPartner Java Edition, developers and testers can quickly prioritize and focus on solving the complexity, quality and performance problems associated with Java development.

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

QACENTER DISTRIBUTED PRODUCTS

QACenter delivers a unique offering of automated testing products and solutions designed to validate applications running in the full spectrum of environments, isolate and correct problems and ensure that systems can handle anticipated load before applications go live. The QACenter products include:

QARun and TestPartner--Functional test automation tools that allow organizations to validate business-critical applications whether distributed, e-commerce (web/Java) or CRM/ERP.

QADirector--Provides the framework for managing the entire testing process from design through execution to analysis.

TrackRecord--A defect management solution that serves as a central repository and communication hub for all development-related activities and test-related activities and data.

Reconcile--An enterprise-wide requirements management system. Reconcile allows project teams to create, change, track, evaluate and report project requirements.

QALoad--An automated load testing solution for distributed, ERP and e-commerce applications.

VANTAGE PRODUCTS

Vantage products allow IT professionals to manage, analyze and improve the performance of distributed applications in a variety of environments. The Vantage suite also helps IT organizations plan for and manage new distributed application rollout. Vantage products include:

ClientVantage--Monitors the performance and availability of critical business applications at the point of delivery--the client user interface.

NetworkVantage--Shows how users and applications consume critical shared network resources; provides the information necessary to troubleshoot problems related to unplanned use, unauthorized use, or poor configuration of the network; supports WAN bandwidth sizing decisions; and provides historical trending data for use in network growth management.

ServerVantage--Provides monitoring, alerting, troubleshooting and automated response throughout the server infrastructure.

VantageView--Provides an overall enterprise view of application performance and availability as well as access to the underlying performance metrics.

Application Vantage--Pinpoints the source of poor transaction performance. Provides real-time application performance troubleshooting, analyzing the interaction between the application, the network and the supporting server infrastructure. Application Vantage is also integrated with the ClientVantage product for 24-hour a day, seven days a week exception-based performance analysis.

Application Expert--Helps ensure successful deployment of new applications. Analyzes transactions before applications are deployed and predicts how they will perform under production conditions--helping to diagnose where potential problems will occur. The WAN provisioning module determines the aggregate network loading from a defined population of users and application workloads to permit the "rightsizing" of expensive WAN links.

Predictor--Predicts enterprise network behavior based on various scenarios such as changes in application mix, transaction volume, device outages and deployment of additional bandwidth.

PRODUCT MAINTENANCE AND CUSTOMER SUPPORT

We believe that effective support of our customers and products during both the trial period and for the license term is a substantial factor in product acceptance and subsequent new product sales. We believe our installed base is a significant asset and intend to continue to provide high levels of customer support and product upgrades to assure a continuing high level of customer satisfaction. In fiscal year 2003, we continued to experience a high customer maintenance renewal rate.

All customers who subscribe to our maintenance and support services are entitled to receive technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released by us during the maintenance period. Maintenance and support services are provided online, through our FrontLine technical support web site, by telephone access to technical personnel located in Detroit, Michigan, Cambridge, Massachusetts, La Jolla, California, Nashua, New Hampshire, and in the offices of our foreign subsidiaries and distributors.

Licensees have the option of renewing their maintenance agreements each year for an annual fee based on licensed or list price of the product. They also have the option of committing to maintenance for longer terms, generally up to five years on a contractual basis. For fiscal years 2003, 2002 and 2001, maintenance fees represented approximately 30.0%, 24.9% and 22.4%, respectively, of our total revenues.

TECHNOLOGY DEVELOPMENT AND SUPPORT

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

Product development is performed primarily at our headquarters in Detroit, Michigan; and at our offices in Amsterdam, The Netherlands; Cambridge, Massachusetts; La Jolla, California; and Nashua, New Hampshire.

Total technology development and support costs were $154.7 million, $177.6 million and $200.7 million during fiscal 2003, 2002 and 2001, respectively, of which $11.4 million, $13.3 million and $13.5 million, respectively, were capitalized.

Our software products are distributed as object code on standard magnetic cartridges, diskettes and CDs, together with printed documentation. We also distribute product electronically. We purchase cartridges, diskettes, CDs and documentation printing from outside vendors. The product duplication, packaging and distribution to our customers is currently performed at our production center in West Bloomfield, Michigan.

PROFESSIONAL SERVICES

We offer a broad range of IT staff supplementation services for distributed systems and mainframe environments. Our offerings include IT technical staffing and project assistance, e-business and wireless development, NearShore development services and ERP implementation. We also provide application life cycle management assistance for outsourcing customers' application development and maintenance activities as well as services for Compuware-owned products that enhance their value.

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

Our objective in the professional services division is to create long term relationships with customers in which our professional staff joins with the customer's information technology organization to plan, design, program, implement and maintain technology-based solutions that achieve customer business goals. Typically, the professional services staff is integrated with the customer's development team on a specific application or project. Professional services staff work primarily at customer sites or at our professional services offices located throughout North America and Europe. We also have professional services operations in other international locations. In addition, Compuware offers a NearShore Development Center that serves customers looking for flexible, cost-effective and high-quality application services delivered remotely from our facility in Montreal.

COMPUWARE APPLICATION RELIABILITY SOLUTION (CARS)

In June 2003, we announced the availability of CARS. CARS combines our professional service team testing professionals with a proven methodology and our software products configured in a unique, industry-leading tools workbench to produce a complete quality management solution. Our Application Quality Workbench (AQW) can be used to instill discipline, automate processes and ensure consistency and repeatability throughout the testing life cycle, resulting in the delivery of reliable, high quality applications. CARS allows our customers' IT organizations to leverage their core competency of developing applications. Data gathered from the AQW can be quickly shared with developers, thereby improving the effectiveness of their efforts.

CUSTOMERS

Our products and professional services are used by the information technology departments of a wide variety of commercial and government organizations.

Ford Motor Company accounted for approximately 12% of our total revenues during fiscal 2003. None of our customers accounted for 10% or more of our total revenues during fiscal 2002 or 2001.

SALES AND MARKETING

We market software products primarily through a direct sales force in the United States, Canada, Europe, Japan, Asia/Pacific, Brazil, Mexico and South Africa as well as through independent distributors giving us a presence in 54 countries.

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

COMPETITION

The markets for our software products are highly competitive and characterized by continual change and improvement in technology. We consider more than 40 firms to be directly competitive with one or more of our products. These competitors include BMC Software, Inc., Borland, Computer Associates International, Inc., International Business Machines Corporation (IBM) and Mercury Interactive Corporation. Some of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. The principal competitive factors affecting the market for our software products include: responsiveness to customer needs, functionality, performance, reliability, ease of use, quality of customer support, vendor reputation and price.

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

We believe, based on our current market position, that we have competed effectively in the software products and professional services marketplace. Nevertheless, a variety of external and internal events and circumstances could adversely affect our competitive capacity. Our ability to remain competitive will depend, to a great extent, upon our performance in product development and customer support. To be successful in the future, we must respond promptly and effectively to the challenges of technological change and our competitors' innovations by continually enhancing our own product and services offerings.

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

In addition to trade secret protection, we seek to protect our software, documentation and other written materials under copyright law, which affords only limited protection. We also assert trademark rights in our product names. We have been granted 21 patents and have numerous patent applications pending for certain product technology and have plans to seek additional patents in the future. However, because the industry is characterized by rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current and future products or that any such assertion may not require us to enter into royalty arrangements which could require a partial payment to the third party upon sale of the product, or result in costly litigation. See Item 3, Legal Proceedings, for a description of certain pending litigation regarding proprietary rights.

EMPLOYEES

As of March 31, 2003, we employed 9,356 people worldwide, with 1,750 in products sales, sales support and marketing; 1,505 in technology development and support; 5,317 in professional services and 784 in other general and administrative functions. Only a small number of our international employees are represented by a labor union. We have experienced no work stoppages and believe that our relations with our employees are good. Our success will depend in part on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software developers, professional services staff and sales and marketing personnel.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our current executive officers, who serve at the discretion of our Board of Directors, are listed below:

        Name                      Age                           Position
        ----                      ---                           --------
Peter Karmanos, Jr.               60        Chairman of the Board and Chief Executive Officer

Joseph A. Nathan                  50        President and Chief Strategy Officer

Tommi A. White                    52        Chief Operating Officer

Henry A. Jallos                   54        Executive Vice President, Global Account Management

Laura L. Fournier                 50        Senior Vice President, Chief Financial Officer
                                            (Chief Accounting Officer) and Treasurer

Thomas Costello, Jr.              49        Vice President, General Counsel and Secretary

Peter Karmanos, Jr., is a founder of the Company and has served as Chairman of the Board since November 1978, as Chief Executive Officer since July 1987 and as President from January 1992 through October 1994.

Joseph A. Nathan has served as President since October 1994 and as Chief Operating Officer from October 1994 through October 2001. Mr. Nathan was appointed Chief Strategy Officer in April 2003. From December 1990 through October 1994, Mr. Nathan was Senior Vice President and Chief Operating Officer - Products Division.

Tommi A. White has served as Chief Operating Officer since October 2001. Ms. White joined Compuware in August 2001 as Executive Vice President. Before joining Compuware, Ms. White spent nearly nine years at Kelly Services, Inc., most recently as Executive Vice President, Chief Administration and Technology Officer.

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

Thomas Costello, Jr., has served as General Counsel since January 1985, Vice President since January 1995 and Secretary since May 1995. Mr. Costello joined Compuware in June 1984 as Assistant General Counsel.

SEGMENT INFORMATION; PAYMENT TERMS AND FOREIGN REVENUES

For a description of revenues and operating profit by segment for each of the last three fiscal years, see Note 13 of Notes to Consolidated Financial Statements, included in Item 8 of this report. For a description of extended payment terms offered to some customers, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Software Products - Revenue. The Company's foreign operations are subject to risks related to foreign exchange rates. For a discussion of this risk, see Item 7A Quantitative and Qualitative Disclosure about Market Risk. For financial information regarding geographic operations, see Note 13 of Notes to Consolidated Financial Statements, included in Item 8 of this report.

ITEM 2.  PROPERTIES

We are building a new corporate headquarters office building in the city of Detroit which will consolidate our corporate office functions and Detroit-area operations. As of June 2, 2003, approximately 40% of the metropolitan Detroit-based employees have relocated to the new headquarters building. We own the new building which is approximately 1.1 million square feet, including approximately 60,000 square feet to be leased to third parties for retail and related amenities. We also own a Farmington Hills, Michigan facility which is approximately 225,000 square feet and a building in nearby West Bloomfield which is approximately 40,000 square feet. In addition, we lease approximately 80,000 square feet in a Farmington Hills office park, as well as approximately 133,000 square feet in nearby Southfield. We intend to sell our Farmington Hills facility once all employees have been relocated. These metropolitan Detroit facilities house our executive offices, primary research and development lab, principal marketing department, a professional services office, customer service and support teams and our production and distribution facilities.

We lease approximately 80 professional services and sales offices in 25 countries, including four remote product research and development facilities.

ITEM 3.  LEGAL PROCEEDINGS

On March 12, 2002, we filed suit in the United States District Court for the Eastern District of Michigan against IBM alleging, among other things, infringement of our copyrights and misappropriation of our trade secrets with respect to our mainframe software tools, intentional interference with contractual relations with our employees and former employees, anti-trust law violations, tortious interference with our economic expectancy and various state law violations. We claim that (i) IBM has copied and misappropriated portions of our mainframe software tools and has wrongfully used our technology to develop competing products; (ii) IBM made false representations regarding our software products in violation of the Lanham Act; and (iii) IBM is using its monopoly power to engage in unlawful tying arrangements and is subverting competition on the merits by denying critical information to us and others in an effort to undermine our development efforts. The suit seeks injunctive relief and unspecified monetary damages, among other things, from IBM. While we currently believe we ultimately will benefit from this litigation, the impact of this action on our business relationship with IBM and our liquidity, financial position and results of operations are not determinable at the present time.

On January 21, 2003, the Company filed suit against Moody's Investors Services, Inc. in the United States District Court in the Eastern District of Michigan alleging breach of contract, defamation, silent fraud, and violation of the Investment Advisors Act. The Company claims, among other things, that Moody's failed to deal fairly and did not operate in good faith when it lowered the Company's credit rating two full levels on August 13, 2002. The suit seeks $245,000 in compensatory damages (the total fees paid to Moody's during the course of the business relationship), punitive damages, the costs related to the litigation and reasonable attorney fees.

The Company is a party to a consolidated class action proceeding filed in the United States District Court for the Eastern District of Michigan. The original lawsuits were filed on September 20, 2002 and October 10, 2002 respectively. On May 1, 2003, the cases were consolidated. The matter is now titled In re Compuware Securities Litigation. The suit was brought on behalf of purchasers of the Company's common stock from January 1, 1999 to April 3, 2002. Principal defendants include the Company and Peter Karmanos, Jr., Joseph A. Nathan and Elizabeth Chappell. The plaintiffs allege that the Company failed to disclose under the securities laws its problems with the misappropriation of its software source code by IBM. The plaintiffs further allege that the Company omitted and/or disseminated materially false and misleading statements concerning its deteriorating relationship with IBM. The plaintiffs request that the court award them monetary damages and expenses of litigation, including reasonable attorneys fees. The Company strongly disagrees with the allegations and intends to vigorously defend against the lawsuit. At this time, the Company's legal counsel is preparing a responsive pleading to the lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq Stock Market's National Market under the symbol CPWR. As of June 2, 2003, there were approximately 7,222 shareholders of record of our common stock. We have not paid any cash dividends on our common stock since fiscal 1986. The following table sets forth the range of high and low trading sale prices for our common stock for the periods indicated, all as reported by Nasdaq.

FISCAL YEAR ENDED MARCH 31, 2003           HIGH        LOW
  Fourth quarter                         $ 5.06       $ 3.22
  Third quarter                            5.78         2.75
  Second quarter                           5.73         2.35
  First quarter                           12.49         5.50

FISCAL YEAR ENDED MARCH 31, 2002           HIGH        LOW
  Fourth quarter                         $14.00       $10.68
  Third quarter                           13.68         7.46
  Second quarter                          14.50         7.68
  First quarter                           14.00         8.50

The Company has several stock option plans pursuant to which it grants performance-based stock options to employees, officers, and directors, as well as an Employee Stock Ownership Plan (ESOP), an Employee Stock Purchase Plan, and a Replacement Stock Option Award Program. For more information about our equity compensation plans, see Note 15 of Notes to Consolidated Financial Statements, included in Item 8 of this report.

The following table sets forth certain information, with respect to our equity compensation plans at March 31, 2003 (shares in thousands):

                                                                                               Number of securities
                                         Number of securities                                  remaining available
                                             to be issued             Weighted-average         for future issuance
                                           upon exercise of          exercise price of             under equity
                                          outstanding options       outstanding options         compensation plans
                                         ---------------------      -------------------        ---------------------
Equity compensation plans
approved by security holders                     39,350                     $13.44                      7,019

Equity compensation plans not
approved by security holders                     24,883                       9.07                     24,577

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

                                                                           YEAR ENDED MARCH 31,
                                                ---------------------------------------------------------------------------
                                                    2003           2002            2001           2000             1999
                                                ------------   ------------    ------------   ------------     ------------
                                                              (In thousands, except earnings per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software license fees                         $    295,720   $    417,631    $    495,572   $    819,247     $    683,354
  Maintenance fees                                   412,176        433,751         456,534        432,707          334,371
  Professional services fees                         667,444        889,162       1,083,050        996,120          636,636
                                                ------------   ------------    ------------   ------------     ------------
     Total revenues                                1,375,340      1,740,544       2,035,156      2,248,074        1,654,361
                                                ------------   ------------    ------------   ------------     ------------
Operating expenses:
  Cost of software license fees                       30,740         34,102          37,885         28,835           26,578
  Cost of professional services                      611,644        840,149         973,854        877,453          466,996
  Technology development and support                 143,289        164,280         187,155        154,086          120,951
  Sales and marketing                                264,012        294,496         351,214        377,920          344,214
  Administrative and general                         191,131        207,166         250,324        214,961          185,817
  Goodwill amortization and impairment (1 and 2)                    426,344          42,092         25,586            4,817
  Restructuring costs (2)                                            46,930
  Purchased research and development                                                                17,900            4,350
                                                ------------   ------------    ------------   ------------     ------------
     Total operating expenses                      1,240,816      2,013,467       1,842,524      1,696,741        1,153,723
                                                ------------   ------------    ------------   ------------     ------------
Income (loss) from operations                        134,524       (272,923)        192,632        551,333          500,638
Interest and investment income (expense), net         21,691         22,076            (563)        10,443           29,403
                                                ------------   ------------    ------------   ------------     ------------
Income (loss) before income taxes                    156,215       (250,847)        192,069        561,776          530,041
Income tax provision (benefit)                        53,113         (5,592)         72,986        209,800          180,178
                                                ------------   ------------    ------------   ------------     ------------
Net income (loss)                               $    103,102   $   (245,255)   $    119,083   $    351,976     $    349,863
                                                ============   ============    ============   ============     ============

Basic earnings (loss) per share (3)             $       0.27   $      (0.66)   $       0.33   $       0.98     $       0.95
Diluted earnings (loss) per share (3)                   0.27          (0.66)           0.32           0.91             0.87

Shares used in computing net income (loss) per
share:
Basic earnings computation                           377,028        371,786         365,192        358,560          366,734
Diluted earnings computation                         378,440        371,786         372,809        384,691          402,036

BALANCE SHEET DATA (AT PERIOD END):
Working capital                                 $    581,266   $    506,692    $    434,902   $    391,801     $    550,586
Total assets                                       2,122,685      1,993,938       2,279,374      2,415,907        1,676,683
Long term debt                                             -              -         140,000        450,000                -
Total shareholders' equity (4)                     1,331,691      1,189,851       1,377,372      1,203,872        1,079,522

(1) Effective April 1, 2002, in accordance with SFAS No. 142, the goodwill balance is no longer being amortized on a monthly basis. Instead it is tested at least annually for impairment. Exclusive of amortization of goodwill, net income (loss) and earnings (loss) per share (diluted computation) would have been ($212.4 million) and (57 cents), $153.9 million and 41 cents, $375.9 million and 98 cents and $353.9 million and 88 cents, in fiscal 2002, 2001, 2000 and 1999, respectively.

(2) Amortization and impairment of goodwill during 2002 included impairment charges of $342.9 million associated with restructuring, $35.2 million associated with a change in technology related to distributed products and $9.3 million associated with the transfer of the engineering business discussed in the Professional Services Revenue section in Item 7 of this report. Restructuring costs in 2002 represent costs incurred with the reorganization of the operating divisions during the fourth quarter. See
       Note 7 of Notes to Consolidated Financial Statements for more details on these charges.

(3) See Notes 1 and 11 of Notes to Consolidated Financial Statements for the basis of computing earnings per share.

(4)    No dividends were paid during the periods presented.

       All prior years have been reclassified to conform to the 2003 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion contains certain forward-looking statements within the meaning of the federal securities laws which are identified by the use of the words "believes," "expects," "anticipates," "will," "contemplates," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those discussed below and contained elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from the results implied by these or any other forward-looking statements made by us, or on our behalf. There can be no assurance that future results will meet expectations. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by applicable law, we do not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

- Approximately 25% to 30% of our revenue is derived from foreign sources. This exposes us to exchange rate risks on foreign currencies and to other international risks such as the need to comply with foreign and U.S. export laws, and the uncertainty of certain foreign economies.

- In 2002, we filed a lawsuit against IBM alleging, among other things, copyright infringement, misappropriation of trade secrets, intentional interference with contractual relations and economic expectancy, false advertising and various violations of the Lanham Act, as well as various anti-trust law violations. We claim that IBM has misappropriated portions of our software tools, used our technology to develop competing products, used its monopoly power to engage in unlawful tying arrangements and subverted competition on the merits. IBM has filed a counterclaim against us alleging violation of six of their patents. Pursuit of this litigation will be costly, time-consuming and may divert management's time and attention. Our legal expenses have increased substantially and our general and administrative expenses could further increase as a result of these factors. In addition, IBM may seek to influence our customers and potential customers to reduce or eliminate the amount of our products and services that they purchase, or our lawsuit against IBM may otherwise be viewed negatively by our customers and potential customers and cause them to refrain from buying our products and services. Any of the foregoing developments could adversely affect our position in the marketplace and our results of operations.

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

- In addition to the IBM claims discussed above, there can be no assurance that other third parties will not assert infringement claims against us in the future with respect to current and future products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation.

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

- Our results could be adversely affected by increased competition and pricing pressures. We consider over 40 firms to be directly competitive with one or more of our products. These competitors include BMC Software, Inc., Borland, Computer Associates International, Inc., International Business Machines Corporation (IBM) and Mercury Interactive Corporation. Some of these competitors have substantially greater financial, marketing, recruiting and training resources than we do.

- The market for professional services is highly competitive, fragmented and characterized by low barriers to entry. Our principal competitors in professional services include Accenture, Computer Sciences Corporation, Electronic Data Systems Corporation, IBM Global Services, Analysts International Corporation, Keane, Inc. and numerous other regional and local firms in the markets in which we have professional services offices. Several of these competitors have substantially greater financial, marketing, recruiting and training resources than we do.

- The slowdown in the world economy could continue for an extended period and could cause customers to further delay or forego decisions to license new products or upgrades to their existing environments or to reduce their requirements for professional services, and this could adversely affect our operating results.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of income as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                                         Percentage of
                                                         Total Revenues                     Period-to-Period
                                            -----------------------------------------             Change
                                                       Fiscal Year Ended                -------------------------
                                                            March 31,                      2002          2001
                                            -----------------------------------------       to            to
                                                2003          2002*           2001*        2003          2002
                                            -----------    ----------      ----------   ----------    -----------
REVENUE:
 Software license fees                          21.5%         24.0%           24.4%        (29.2)%       (15.7)%
 Maintenance fees                               30.0          24.9            22.4          (5.0)         (5.0)
 Professional services fees                     48.5          51.1            53.2         (24.9)        (17.9)
                                            -----------   -----------     -----------
   Total revenues                              100.0         100.0           100.0         (21.0)        (14.5)
                                            -----------   -----------     -----------

OPERATING EXPENSES:
 Cost of software license fees                   2.2           2.0             1.9          (9.9)        (10.0)
 Cost of professional services                  44.5          48.3            47.9         (27.2)        (13.7)
 Technology development and support             10.4           9.4             9.2         (12.8)        (12.2)
 Sales and marketing                            19.2          16.9            17.2         (10.4)        (16.1)
 Administrative and general                     13.9          11.9            12.3          (7.7)        (17.2)
 Goodwill amortization                                        24.5             2.1        (100.0)         **
 Restructuring cost                                            2.7                        (100.0)         **
                                            -----------   -----------     -----------
   Total operating expenses                     90.2         115.7            90.6         (38.4)          9.3
                                            -----------   -----------     -----------
Income (loss) from operations                    9.8         (15.7)            9.4         149.3        (241.7)
                                            -----------   -----------     -----------
Other income (expense):
 Interest and investment income                  2.0           1.7             1.5          (5.8)         (3.9)
 Interest and other expense                     (0.4)         (0.4)           (1.5)         17.9          76.2
                                            -----------   -----------     -----------
   Total other income                            1.6           1.3             0.0          (1.7)         **
                                            -----------   -----------     -----------
Income (loss) before income taxes               11.4         (14.4)            9.4         162.3        (230.6)
  Income tax provision (benefit)                 3.9          (0.3)            3.5          **          (107.7)
                                            -----------   -----------     -----------
Net income (loss)                                7.5%        (14.1)%           5.9%        142.0%       (306.0)%
                                            ===========   ===========     ===========

* Reclassified to conform to the 2003 presentation.

**Not meaningful.

Effective April 1, 2002, in accordance with FASB 142, the goodwill balance is no longer being amortized on a monthly basis. Instead, it will be tested at least annually for impairment. We evaluated the carrying amount of goodwill at March 31, 2003 and determined there was no impairment in 2003. See Note 8 of Notes to Consolidated Financial Statements included in Item 8 of this report for a discussion of net income and earnings per share excluding amortization of goodwill.

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

SOFTWARE PRODUCTS

REVENUE

Our products are designed to support four key activities within the application development process: development and integration, quality assurance, production readiness and performance management of the application to optimize performance in production. Products revenue consists of software license fees and maintenance fees and comprised 51.5%, 48.9% and 46.8% of total revenue during 2003, 2002 and 2001, respectively. OS/390 product revenue (mainframe revenue) decreased $133.8 million or 19.5% during 2003 and decreased $75.5 million or 9.9% during 2002. Revenue from distributed software products decreased $9.7 million or 5.9% during 2003 and decreased $25.2 million or 13.3% during 2002.

The overall declines in product revenue from 2002 to 2003 and from 2001 to 2002 were primarily attributable to decreases in license fees and maintenance fees associated with an overall decrease in technology spending and a decrease in customer demand for large enterprise license agreements ("ELAs") which are multi-year, and often multi-payment contracts. License revenue decreased $121.9 million or 29.2% during 2003 to $295.7 million from $417.6 million during 2002 and decreased $78.0 million or 15.7% from $495.6 million during 2001. Multi-year contracts greater than $5 million represented approximately 4.5%, 6.9% and 12.8% of license revenue in 2003, 2002 and 2001, respectively. The decrease in license revenue for 2003 and 2002 was due to market and competitive pressure on pricing attributed to the continued softness in the economy as a whole and the IT industry in particular. Maintenance fees decreased $21.6 million or 5.0% to $412.2 million during 2003 from $433.8 million during 2002 and decreased $22.8 million or 5.0% from $456.5 million in 2001. The decreases in maintenance fees were primarily attributable to lower license fees during both 2003 and 2002 resulting in minimal increases to the maintenance base and to market pressure on pricing.

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

To recognize revenue for these multi-year transactions the contract price is allocated between maintenance revenue and license revenue. All license revenue associated with perpetual license agreements is recognized when the customer commits unconditionally to the transaction, the software products and quantities are fixed, the software has been shipped to the customer and there are no known problems with respect to payment. License revenue associated with term transactions or with transactions that include an option to exchange or select products in the future is deferred and recognized over the term of the agreement. When the license portion is paid over a number of years, the license portion of the payment stream is discounted to its net present value. Interest income is recognized over the payment term. The maintenance revenue associated with all sales is deferred and is recognized over the applicable maintenance period.

Products revenue by geographic location is presented in the table below (in thousands):

                                                           Year Ended March 31,
                                        ----------------------------------------------------------
                                           2003                   2002*                   2001*
                                        -----------            -----------             -----------
United States                           $   409,441            $   532,772             $   597,290
Europe and Africa                           221,272                223,636                 245,431
Other international operations               77,183                 94,974                 109,385
                                        -----------            -----------             -----------
Total products revenue                  $   707,896            $   851,382             $   952,106
                                        ===========            ===========             ===========

* Reclassified to conform to the 2003 presentation.

PRODUCTS CONTRIBUTION AND EXPENSES

Financial information for the products segment is as follows (in thousands):

                                                           Year Ended March 31,
                                        ----------------------------------------------------------
                                            2003                  2002*                   2001*
                                        -----------            -----------             -----------
Revenue                                 $   707,896            $   851,382             $   952,106
Expenses                                    438,041                492,878                 576,254
                                        -----------            -----------             -----------
Products contribution                   $   269,855            $   358,504             $   375,852
                                        ===========            ===========             ===========

* Reclassified to conform to the 2003 presentation.

The products segment generated contribution margins of 38.1%, 42.1% and 39.5% during 2003, 2002 and 2001, respectively. Products expenses include cost of software license fees, technology development and support costs, and sales and marketing expenses. The decrease in contribution margin during 2003 was primarily a result of the decrease in software license revenue offset, in part, by a decrease in products expenses. The increase in the contribution margin from 2001 to 2002 was a result of cost reductions offset, in part, by a decrease in license and maintenance revenue.

Cost of license fees includes amortization of capitalized software, the cost of preparing and disseminating products to customers and the cost of author royalties. The decrease in these costs in 2003 was due primarily to decreased amortization of purchased software. The decrease in these costs in 2002 was due primarily to decreased author royalties, decreased printing and distribution costs, and decreased salary and benefits associated with lower employee headcount. As a percentage of software license fees, cost of software license fees were 10.4%, 8.2% and 7.6% in 2003, 2002 and 2001, respectively.

Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support technology initiatives are also included here. The decrease in these costs in 2003 was primarily attributable to decreased bonus expense, decreased depreciation of computer equipment, decreased amortization of purchased software, and reduced travel and communication costs. The decrease in technology costs from 2001 to 2002 was primarily related to reduced salaries and benefits and reduced travel expenditures offset, in part, by increased amortization of purchased software. As a percentage of product revenue, costs of technology development and support were 20.2%, 19.3% and 19.7% in 2003, 2002 and 2001, respectively.

Capitalization of internally developed software products begins when technological feasibility of the product is established. Before the capitalization of internally developed software products, total technology development and support costs for 2003 decreased $22.9 million, or 12.9%, to $154.7 million from $177.6 million in 2002. In 2002, total technology development and support costs decreased $23.1 million, or 11.5%, to $177.6 million from $200.7 million in 2001. The major development projects that achieved technological feasibility during 2003 included 6 new interactive and debugging products, 9 new fault management products, 11 new file and data management products, 5 new automated testing products, 21 new systems management products, 53 new application development products, 1 new licensing product, 2 new application performance management products, and 69 new windows development tools.

Though we continue to place significant emphasis on direct sales through our own sales force, we also market our products through indirect channels. Sales and marketing costs consist primarily of personnel related costs associated with products direct sales and sales support, marketing for all Company offerings, and personnel related costs associated with new sales initiatives. The decrease in sales and marketing costs in 2003 was primarily attributable to decreased salaries and benefits, decreased travel expenses, and decreased commissions. The decrease in sales and marketing costs from 2001 to 2002 was primarily attributable to decreased salaries and benefits, decreased distributor commissions associated with decreased software license revenue, decreased travel expenses, and decreased advertising expenditures. As a percentage of license fees, sales and marketing costs were 89.3%, 70.5% and 70.9% in 2003, 2002 and 2001, respectively.

PROFESSIONAL SERVICES

REVENUE

We offer a broad range of information technology professional services, including business systems analysis, design and programming, software conversion and system planning and consulting. Revenue from professional services decreased $221.7 million or 24.9% during 2003 and decreased $193.9 million or 17.9% during 2002. These decreases in revenue were due, primarily, to a reduction in customer demand for professional services, the January 2002 assignment of our prime contract with a client to a company in which we have a minority equity investment, and to a lesser extent, the transfer of our engineering business to an unrelated third party in December 2001. Professional services revenue was further negatively impacted by the closing of certain underperforming branch offices associated with the restructuring discussed below.

Professional services revenue by geographic location is presented in the table below (in thousands):

                                                           Year Ended March 31,
                                        ----------------------------------------------------------
                                            2003                  2002*                   2001*
                                        -----------            -----------             -----------
United States                           $   599,913            $   795,284             $   988,044
Europe and Africa                            64,816                 90,536                  89,017
Other international operations                2,715                  3,342                   5,989
                                        -----------            -----------             -----------
Total professional services revenue     $   667,444            $   889,162             $ 1,083,050
                                        ===========            ===========             ===========

* Reclassified to conform to the 2003 presentation.

PROFESSIONAL SERVICES CONTRIBUTION AND EXPENSES

Financial information for our professional services segment is as follows (in thousands):

                                                           Year Ended March 31,
                                        ----------------------------------------------------------
                                            2003                  2002*                   2001*
                                        -----------            -----------             -----------
Revenue                                 $   667,444            $   889,162             $ 1,083,050
Expenses                                    611,644                840,149                 973,854
                                        -----------            -----------             -----------
Professional services contribution      $    55,800            $    49,013             $   109,196
                                        ===========            ===========             ===========

* Reclassified to conform to the 2003 presentation.

The professional services segment generated contribution margins of 8.4%, 5.5% and 10.1% during 2003, 2002 and 2001, respectively. The increase in professional services margin in 2003 is primarily a result of the branch closings and other changes discussed in the revenue section above. The decrease in professional services margin in 2002 was primarily due to lower utilization, lower billing rates, and reduced customer demand for our services associated with the decline of the economy as a whole and the IT sector specifically.

Cost of professional services consists primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. The decrease in these costs from 2002 to 2003 is due, primarily, to reductions in staff associated with the restructuring discussed below, resulting in lower salaries and benefits, and decreased use of subcontractors for special services. The decrease in these costs from 2001 to 2002 is due, primarily, to reductions in staff, resulting in lower salaries and benefits, reduced travel expenditure and decreased use of subcontractors for special services. The professional services billable staff decreased 1,861 people to 5,164 people as of March 31, 2003 from 7,025 people at March 31, 2002. This compares to a decrease of 1,016 professional billable staff, to 7,025 at March 31, 2002 from 8,041 people at March 31, 2001.

CORPORATE AND OTHER EXPENSES

Administrative and general expenses consist of all other costs associated with the operations and administration of the Company. These costs include the corporate executive, finance, human resources, legal and corporate communications departments. In addition, administrative and general costs include all facility-related costs, such as rent, maintenance, utilities, etc, associated with our local sales and professional services offices. Administrative and general expenses decreased 7.7% during 2003 and decreased 17.2% during 2002. The decrease in administrative and general expenses in 2003 was primarily attributable to decreased building rent, decreased telephone costs, and decreased salaries and benefits resulting from the restructuring discussed below offset, in part, by increased legal costs. Legal expenses associated with the IBM litigation increased significantly during the fourth quarter of 2003. External legal fees for all litigation and other matters were $34.6 million, $12.5 million and $9.9 million in 2003, 2002 and 2001, respectively. These costs are expected to fluctuate in relation to legal activity. The decrease in administrative and general expenses during 2002 was primarily attributable to decreased charges against investments in joint ventures.

Interest and investment income for 2003 was $27.8 million compared to $29.5 million in 2002 and $30.7 million in 2001. The decrease from 2002 to 2003 was due to lower interest earnings on deferred customer receivables offset, in part, by an increase in interest on investments due to higher investment balances. The decrease from 2001 to 2002 was due to lower interest earnings on investments due to reduced interest rates, offset, in part, by increased interest related to customers' deferred installments. Interest and other expense includes amortization of deferred interest associated with future lease obligations related to facilities no longer used by the Company as well as amortization of the initial financing fees and fees associated with the unutilized balance of the prior credit facility discussed in the Liquidity and Capital Resources section below. Interest and other expense for 2003 was $6.1 million as compared to $7.4 million in 2002 and $31.3 million in 2001. The decrease in interest and other expense for 2003 is due to the decrease in amortization of initial financing fees and fees associated with the unutilized balance of the credit facility offset, in part, by the increase in amortized interest associated with lease obligations. The decrease in interest expense from 2001 to 2002 was primarily attributable to the July 2001 payoff of debts previously outstanding under the prior credit facility.

We account for income taxes using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax provision was $53.1 million in 2003, which represents an effective tax rate of 34%. This compares to an income tax benefit of $5.6 million in 2002 and an income tax provision of $73.0 million in 2001, which represents an effective tax rate of 38%. Our effective tax rate for 2002 differed significantly from the US federal income tax rate of 35% primarily as a result of nondeductible goodwill amortization and impairment charges. See Note 12 of Notes to Consolidated Financial Statements included in Item 8 of this report for additional analysis of income taxes.

RESTRUCTURING CHARGE

In the fourth quarter of 2002, the Company adopted a restructuring plan to reorganize its operating divisions, primarily the professional services segment. These changes were designed to increase profitability in the future by better aligning cost structures with current market conditions.

The restructuring plan included a reduction of professional services staff at certain locations, the closing of entire professional services offices and a reduction of sales support personnel, lab technicians and related administrative and financial staff. Approximately 1,600 employees worldwide were terminated as a result of the reorganization. Payments continue to be made to certain terminated employees in accordance with their separation agreements.

The following table summarizes the accrual for the restructuring and charges against the accrual during fiscal 2002 and 2003 (in thousands):

                                           Employee        Facilities costs    Legal, consulting                       Total
                                         termination       (primarily lease    and outplacement                    restructuring
                                           benefits         abandonments)*           costs             Other          charge
                                         ------------      ----------------    -----------------      --------     -------------
Restructuring charge                     $     19,012      $         26,341    $           1,299      $    278     $      46,930
Incurred during year ended
  March 31, 2002                                 (553)                 (676)                                              (1,229)
                                         ------------      ----------------    -----------------      --------     -------------
Accrual at March 31, 2002                      18,459                25,665                1,299           278            45,701
Incurred during year ended
  March 31, 2003                              (16,405)               (8,589)                (691)         (215)          (25,900)
Reclassification                               (1,356)                2,012                 (593)          (63)
                                         ------------      ----------------    -----------------      --------     -------------
Accrual at March 31, 2003                $        698      $         19,088    $              15      $      -     $      19,801
                                         ============      ================    =================      ========     =============

*Lease obligations will end in March of 2009.

During the year ended March 31, 2003, we determined the accruals associated with employee terminations, legal and outplacement were in excess of actual costs incurred. These excess accruals have been reclassified to the accrual for facilities costs, since we have not been as successful in subleasing abandoned leased space as originally anticipated. Approximately 70% of the accrual related to facilities costs is included in "long term accrued expenses" in the consolidated balance sheet at March 31, 2003.

GOODWILL AMORTIZATION AND IMPAIRMENT CHARGES

In fiscal 2002, in conjunction with the development of the restructuring plan, we evaluated the carrying value of goodwill and other intangible assets related to the professional services business, and recorded an impairment charge related to our prior services acquisitions. Certain professional services offices acquired as part of those acquisitions have not achieved critical mass or a sustained level of profitability and were closed in April 2002 as part of the restructuring plan. We utilized discounted cash flow analyses to value the remaining business, and recognized goodwill impairment based upon current estimated fair market values.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

Note 1 of the Consolidated Financial Statements contains a summary of our significant accounting policies.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our assumptions and estimates were based on the facts and circumstances known at March 31, 2003; future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain.

Revenue Recognition -
We earn revenue from licensing software products, providing maintenance and support for those products and rendering professional services. Our revenue recognition policies are based on US GAAP including Statements of Position 97-2 and 98-9 and Securities and Exchange Commission Staff Accounting Bulletin 101. Accordingly, we recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, shipment has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured.

Software license fees - Our software license agreements provide our customers with a right to use our software perpetually (perpetual licenses) or during a defined term (term licenses). Perpetual license fee revenue is recognized using the residual method, under which the fair value, based on Compuware-specific objective evidence (CSOE), of all undelivered elements of the agreement (e.g., maintenance and professional services) is deferred. CSOE is based on rates charged for maintenance and professional services when sold separately. The remaining portion of the fee, (the residual), net of discretionary discounts, is recognized as license fee revenue upon shipment of the products, provided that no significant obligations remain and collection of the related receivable is deemed probable. For term licenses and for agreements in which the fair value of the undelivered elements cannot be determined using CSOE (e.g., transactions that include an option to exchange or select products in the future), we recognize the license fee revenue on a ratable basis over the term of the license agreement.

We offer flexibility to customers purchasing products and related maintenance. Terms vary ranging from the standard perpetual license sale to large multi-year, multi-product contracts. We allow installment payment terms on multi-year contracts, with installments collectible over the term of the contract. For these contracts, the license fee portion of the receivable is discounted to its net present value. The discount is recognized as interest income over the term of the receivables.

Generally, revenues from license and maintenance transactions that include installment payment terms are recognized in the same manner as those requiring current payment. This is because we have an established business practice of offering installment payment terms to customers and have a history of successfully enforcing original payment terms without making concessions. However, because a significant portion of our license fee revenue is earned in connection with installment sales, changes in future economic conditions or technological developments could adversely affect our ability to immediately record license fees for these types of transaction and/or limit our ability to collect these receivables.

Based on our interpretation of US GAAP including Statements of Position 97-2 and 98-9 and Securities and Exchange Commission Staff Accounting Bulletin 101 we believe our revenue has been properly reported. New interpretations or pronouncements related to software revenue recognition policies could result in changes to our method of revenue recognition in the future.

Maintenance fees - Our maintenance agreements provide for technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released during the maintenance period. Maintenance is included with all mainframe software license agreements for at least one year, and for most distributed product agreements for three months. Maintenance is renewable thereafter for an annual fee. Maintenance fees are deferred and recognized as revenue on a ratable basis over the maintenance period.

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

Capitalized Software - The cost of purchased and internally developed software is capitalized and stated at the lower of unamortized cost or expected net realizable value. Software is subject to rapid technological obsolescence and estimates of future revenues to be derived from the software could be significantly affected by future developments. The amortization period for capitalized software is generally five years, but adverse developments could result in a shorter life or a write-off based on reduced estimates of net realizable value.

Impairment of Goodwill - We are required to assess the impairment of goodwill annually, or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value.

The assessment of goodwill impairment is performed in two steps. First, the carrying value of each reporting unit (Products and Services) is compared to the fair value of the reporting unit including the goodwill. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, we move to the second step of the impairment test. The second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill, the impairment loss shall be recognized as an operating expense in an amount equal to that excess. We measure fair value using an estimate of the related business's discounted cash flow. The discounted cash flow approach uses significant assumptions, including projected future cash flows, the discount rate reflecting the risk inherent in future cash flows, and a terminal growth rate. These estimates and assumptions, and unknown future events or circumstances (e.g. economic conditions or technological developments) could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge.

Other - Other accounting policies, although not generally subject to the same level of estimation as those discussed above, are nonetheless important to an understanding of the financial statements. Many assets, liabilities, revenues and expenses require some degree of estimation or judgment in determining the appropriate accounting.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, cash and investments totaled approximately $571.3 million. During 2003 and 2002, we generated $377.3 million and $386.8 million, respectively, in operating cash flow. A significant portion of operating cash flow is generated from the collection of the current portion of prior years' installment receivables as reflected in the decrease in total accounts receivable. During these periods, we had capital expenditures that included property and equipment, capitalized research and software development, and purchased software of $236.7 million and $103.7 million, respectively.

As of March 31, 2003, we had no long-term debt. The credit facility agreement which would have expired in August 2003 was terminated effective November 4, 2002. In May 2003, we entered into a $100 million revolving credit agreement with a bank. See Note 17 of Notes to Consolidated Financial Statements for a discussion of this revolving credit agreement. There is currently no outstanding balance under the new credit agreement.

We believe available cash resources together with cash flow from operations, will be sufficient to meet our cash needs for the foreseeable future.

Although there were no acquisitions during 2003, we continue to evaluate business acquisition opportunities that fit our strategic plans.

We are building a new corporate headquarters building with a current estimated cost of $350 million for the building and an estimated $50 million for furniture, fixtures and equipment. Future annual depreciation expense will be approximately $17 million. This will be partially offset by the savings realized by the consolidation of offices. Capital expenditures to date total $325.9 million. Remaining cash outlays are expected to be completed in calendar 2003. Currently, we intend to fund the building using cash on hand and cash flow from operations.

On May 6, 2003, the Board of Directors authorized a stock repurchase plan of up to $125 million. We intend to purchase our common stock on the open market through negotiated or block transactions, periodically, based upon market and business conditions. As of June 13, 2003, no repurchases have been made under this plan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. We believe that we take the necessary steps to appropriately reduce the potential impact of interest rate and foreign exchange exposures on our financial position and operating performance. We do not use derivative financial instruments or forward foreign exchange contracts for investment, speculative or trading purposes. Immediate changes in interest rates and foreign currency rates discussed in the following paragraphs are hypothetical rate scenarios used to calibrate risk and do not currently represent management's view of future market developments. A discussion of our accounting policies for derivative instruments is included in the Notes to Consolidated Financial Statements in Item 8 of this report.

INTEREST RATE RISK

Exposure to market risk for changes in interest rates relates primarily to our cash investments and installment receivables. Derivative financial instruments are not a part of our investment strategy. Investments are placed with high quality issuers to preserve invested funds by limiting default and market risk. In addition, marketable debt securities and long term debt investments are classified as "held to maturity" which does not expose the consolidated statement of operations or balance sheet to fluctuations in interest rates.

The table below provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates (in thousands, except interest rates):

                                                Year Ended March 31,
                                         ---------------------------------                Fair Value at
                                           2004          2005       2006        Total     March 31, 2003
                                         --------      --------    -------    --------    --------------
Cash Equivalents                         $319,466                             $319,466       $319,466
  Average Interest Rate                      1.38%                                1.38%
  Average Interest Rate (tax equivalent)     1.39%                                1.39%

Investments                              $156,737      $ 88,921    $ 6,174    $251,832       $252,527
  Average Interest Rate                      1.78%         1.90%      1.42%       1.81%
  Average Interest Rate (tax equivalent)     2.56%         2.72%      2.19%       2.61%

We offer financing arrangements with installment payment terms in connection with our multi-year software sales. Installment accounts are generally receivable over a three to five year period. As of March 31, 2003, non-current receivables amount to $260.7 million and are due approximately $164.0 million, $59.3 million, $29.3 million, $5.8 million and $2.3 million in each of the years ended March 31, 2005 through 2009, respectively. The fair value of non-current accounts receivable is estimated by discounting the future cash flows using the current rate at which the Company would finance a similar transaction. At March 31, 2003, the fair value of such receivables is approximately $262.3 million. Each 25 basis point increase in interest rates would have an associated $900,000 negative impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2003. A change in interest rates will have no impact on cash flows or net income associated with non-current accounts receivable.

FOREIGN CURRENCY RISK

We have entered into forward foreign exchange contracts primarily to hedge amounts due to or from select subsidiaries denominated in foreign currencies (mainly in Europe and Asia/Pacific) against fluctuations in exchange rates. Our accounting policies for these contracts are based on our designation of the contracts as hedging transactions. The criteria we use for designating a contract as a hedge include the contract's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on forward foreign exchange contracts are recognized in income, offsetting foreign exchange gains or losses on the foreign balances being hedged. If the underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related forward foreign exchange contract would be recognized in income in the same period. In addition, since we enter into forward contracts only as a hedge, any change in currency rates would not result in any material net gain or loss, as any gain or loss on the underlying foreign currency denominated balance would be offset by the gain or loss on the forward contract. We operate in certain countries in Latin America and Asia/Pacific where there are limited forward currency exchange markets and thus we have unhedged transaction exposures in these currencies.

The table below provides information about our foreign exchange forward contracts at March 31, 2003. The table presents the value of the contracts in U.S. dollars at the contract maturity date and the fair value of the contracts at March 31, 2003 (in thousands, except contract rates):

                                  Contract         Maturity                         Forward                Fair
                                  date in          date in         Contract        Position in           Value at
                                    2003             2003            Rate         U.S. Dollars        March 31, 2003
                                  --------         --------        --------       ------------        --------------
Forward Sales
  Canadian Dollar                 March 31         April 30          1.4778        $      812           $       816
  Japanese Yen                    March 31         April 30        118.7980               741                   744
  Norwegian Krone                 March 31         April 30          7.2965               809                   810
  Singapore Dollar                March 31         April 30          1.7620             1,022                 1,020
  Swiss Franc                     March 31         April 30          1.3498               963                   960
                                                                                   ----------           -----------
                                                                                   $    4,347           $     4,350
                                                                                   ==========           ===========
Forward Purchases
  Australian Dollar               March 31         April 30          1.6587        $    4,522           $     4,525
  Danish Krone                    March 31         April 30          6.7706               871                   866
  Euro Dollar                     March 31         April 30          1.0875             9,951                 9,973
  Swedish Krona                   March 31         April 30          8.4400             1,540                 1,535
                                                                                   ----------           -----------
                                                                                   $   16,884           $    16,899
                                                                                   ==========           ===========

Approximately 25% to 30% of our revenue is derived from foreign sources. This exposes us to exchange rate risks on foreign currencies related to the fair value of foreign assets and liabilities, net income and cash flows.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Compuware Corporation:

We have audited the accompanying consolidated balance sheets of Compuware Corporation and subsidiaries (the "Company") as of March 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Compuware Corporation and its subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, effective April 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to SFAS No. 142, "Goodwill and Other Intangible Assets."

DELOITTE & TOUCHE LLP

Detroit, Michigan
May 6, 2003

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2003 AND 2002
(IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                 NOTES         2003           2002
                                                      -------     ----------     ----------
CURRENT ASSETS:
   Cash and cash equivalents                                      $  319,466     $  233,305
   Investments                                             3         156,737        133,503
   Accounts receivable, less allowance for doubtful
     accounts of $26,543 and $23,190                                 515,819        609,579
   Deferred tax asset, net                                12          30,605         41,811
   Income taxes refundable, net                                       10,853         27,687
   Prepaid expenses and other current assets                          16,951         16,954
                                                                  ----------     ----------

                  Total current assets                             1,050,431      1,062,839
                                                                  ----------     ----------

INVESTMENTS                                                3          95,095         55,566
                                                                  ----------     ----------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                           4         386,678        199,365
                                                                  ----------     ----------

CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION OF $195,464 AND $169,611                   8          54,514         68,998
                                                                  ----------     ----------

OTHER:
   Accounts receivable                                               260,735        306,751
   Goodwill, less accumulated amortization               2,8         212,288        211,792
   Deferred tax asset, net                                12          20,174         44,884
   Other assets                                            5          42,770         43,743
                                                                  ----------     ----------

                  Total other assets                                 535,967        607,170
                                                                  ----------     ----------

TOTAL ASSETS                                                      $2,122,685     $1,993,938
                                                                  ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                               $   37,588     $   28,646
   Accrued expenses                                        7         101,196        141,825
   Accrued bonuses and commissions                                    33,383         44,652
   Deferred revenue                                                  296,998        341,024
                                                                  ----------     ----------

                  Total current liabilities                          469,165        556,147

DEFERRED REVENUE                                                     299,079        218,624

ACCRUED EXPENSES                                           7          22,750         29,316
                                                                  ----------     ----------

                  Total liabilities                                  790,994        804,087
                                                                  ----------     ----------

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value - authorized
     5,000,000 shares                                     10
   Common stock, $.01 par value - authorized
     1,600,000,000 shares; issued and outstanding
     382,367,156 and 375,820,254 shares in 2003
     and 2002, respectively                            10,15           3,824          3,758
   Additional paid-in capital                                        704,190        676,617
   Retained earnings                                                 631,906        528,804
   Accumulated other comprehensive loss                               (8,229)       (19,328)
                                                                  ----------     ----------

                  Total shareholders' equity                       1,331,691      1,189,851
                                                                  ----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $2,122,685     $1,993,938
                                                                  ==========     ==========

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2003, 2002 AND 2001
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       NOTES         2003           2002             2001
                                                      -------     ----------     ----------       ----------
REVENUES:
   Software license fees                                          $  295,720     $  417,631       $  495,572
   Maintenance fees                                                  412,176        433,751          456,534
   Professional services fees                                        667,444        889,162        1,083,050
                                                                  ----------     ----------       ----------

       Total revenues                                              1,375,340      1,740,544        2,035,156
                                                                  ----------     ----------       ----------

OPERATING EXPENSES:
   Cost of software license fees                                      30,740         34,102           37,885
   Cost of professional services                                     611,644        840,149          973,854
   Technology development and support                                143,289        164,280          187,155
   Sales and marketing                                               264,012        294,496          351,214
   Administrative and general                            5           191,131        207,166          250,324
   Goodwill amortization and impairment                  8                          426,344           42,092
   Restructuring costs                                   7                           46,930
                                                                  ----------     ----------       ----------

       Total operating expenses                                    1,240,816      2,013,467        1,842,524
                                                                  ----------     ----------       ----------

INCOME (LOSS) FROM OPERATIONS                                        134,524       (272,923)         192,632
                                                                  ----------     ----------       ----------

OTHER INCOME (EXPENSE):
   Interest and investment income                        3            27,791         29,504           30,692
   Interest and other expense                                         (6,100)        (7,428)         (31,255)
                                                                  ----------     ----------       ----------
       Total other income (expense)                                   21,691         22,076             (563)
                                                                  ----------     ----------       ----------

INCOME (LOSS) BEFORE INCOME TAXES                                    156,215       (250,847)         192,069

INCOME TAX PROVISION (BENEFIT)                          12            53,113         (5,592)          72,986
                                                                  ----------     ----------       ----------

NET INCOME (LOSS)                                                 $  103,102     $ (245,255)      $  119,083
                                                                  ==========     ==========       ==========

Basic earnings (loss) per share                         11        $     0.27     $    (0.66)      $     0.33
                                                                  ==========     ==========       ==========

Diluted earnings (loss) per share                       11        $     0.27     $    (0.66)      $     0.32
                                                                  ==========     ==========       ==========

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2003, 2002 AND 2001
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                       Accumulated
                                                       Common Stock        Additional                     Other
                                                 -----------------------     Paid-In      Retained    Comprehensive
                                                    Shares       Amount      Capital      Earnings     Gain (Loss)
                                                 -----------   ---------   -----------   ----------   -------------
BALANCE AT APRIL 1, 2000                         361,621,234   $   3,616   $   556,150   $  654,976   $     (10,870)
    Net income                                                                              119,083
    Foreign currency translation, net of tax                                                                (10,258)

         Comprehensive income

    Issuance of common stock                       5,735,834          57        40,301
    Acquisition tax benefits                                                     7,454
    Exercise of employee stock options
         and related tax benefit (Note 15)         2,459,364          25        16,838
                                                 -----------   ---------   -----------   ----------   -------------
BALANCE AT MARCH 31, 2001                        369,816,432       3,698       620,743      774,059         (21,128)
    Net loss                                                                               (245,255)
    Foreign currency translation, net of tax                                                                  1,800

         Comprehensive loss

    Issuance of common stock                       1,981,659          20        17,636
    Issuance of warrant (Note 10)                                                2,825
    Acquisition tax benefits                                                     6,854
    Exercise of employee stock options
         and related tax benefit (Note 15)         4,022,163          40        24,492
    Other                                                                        4,067
                                                 -----------   ---------   -----------   ----------   -------------
BALANCE AT MARCH 31, 2002                        375,820,254       3,758       676,617      528,804         (19,328)
    Net income                                                                              103,102
    Foreign currency translation, net of tax                                                                 11,099

         Comprehensive income

    Issuance of common stock                       6,010,067          60        18,868
    Acquisition tax benefits                                                     7,056
    Exercise of employee stock options
         and related tax benefit (Note 15)           536,835           6         1,649
                                                 -----------   ---------   -----------   ----------   -------------
BALANCE AT MARCH 31, 2003                        382,367,156   $   3,824   $   704,190   $  631,906    $     (8,229)
                                                 ===========   =========   ===========   ==========   =============


                                                     Total
                                                 Shareholders'   Comprehensive
                                                    Equity       Income (Loss)
                                                 -------------   -------------
BALANCE AT APRIL 1, 2000                         $   1,203,872
    Net income                                         119,083   $     119,083
    Foreign currency translation, net of tax           (10,258)        (10,258)
                                                                 -------------
         Comprehensive income                                    $     108,825
                                                                 =============
    Issuance of common stock                            40,358
    Acquisition tax benefits                             7,454
    Exercise of employee stock options
         and related tax benefit (Note 15)              16,863
                                                 -------------
BALANCE AT MARCH 31, 2001                            1,377,372
    Net loss                                          (245,255)  $    (245,255)
    Foreign currency translation, net of tax             1,800           1,800
                                                                 -------------
         Comprehensive loss                                      $    (243,455)
                                                                 =============
    Issuance of common stock                            17,656
    Issuance of warrant (Note 10)                        2,825
    Acquisition tax benefits                             6,854
    Exercise of employee stock options
         and related tax benefit (Note 15)              24,532
    Other                                                4,067
                                                 -------------
BALANCE AT MARCH 31, 2002                            1,189,851
    Net income                                         103,102   $     103,102
    Foreign currency translation, net of tax            11,099          11,099
                                                                 -------------
         Comprehensive income                                    $     114,201
                                                                 =============
    Issuance of common stock                            18,928
    Acquisition tax benefits                             7,056
    Exercise of employee stock options
         and related tax benefit (Note 15)               1,655
                                                 -------------
BALANCE AT MARCH 31, 2003                        $   1,331,691
                                                 =============

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2003, 2002 AND 2001
(IN THOUSANDS)

                                                                              2003           2002           2001
                                                                          ------------   ------------   ------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income (loss)                                                      $    103,102   $   (245,255)  $    119,083
   Adjustments to reconcile net income (loss) to cash provided by operations:
       Goodwill amortization and impairment                                                   426,344         42,092
       Depreciation and amortization                                            53,808         63,619         61,571
       Tax benefit from exercise of stock options                                  152          8,384         10,283
       Issuance of common stock to Employee Stock Ownership Trust                9,425         10,657         10,685
       Acquisition tax benefits                                                  7,056          6,854          7,454
       Deferred income taxes                                                    35,916        (75,485)           105
       Other                                                                    14,780          3,589         (4,080)
       Net change in assets and liabilities, net of effects from
        acquisitions:
           Accounts receivable                                                 139,776        145,647         67,799
           Prepaid expenses and other current assets                            (2,106)           681          8,298
           Other assets                                                            (32)         2,595         13,199
           Accounts payable and accrued expenses                               (37,819)        20,578        (51,012)
           Deferred revenue                                                     36,429         36,240         39,034
           Income taxes                                                         16,834        (17,659)        12,084
                                                                          ------------   ------------   ------------
                  Net cash provided by operating activities                    377,321        386,789        336,595
                                                                          ------------   ------------   ------------

CASH USED IN INVESTING ACTIVITIES:
   Purchase of:
       Businesses                                                                                            (17,576)
       Property and equipment:
            Headquarters facility                                             (219,071)       (81,644)       (25,166)
            Other                                                               (6,222)        (8,784)       (14,637)
       Capitalized software                                                    (11,369)       (13,300)       (13,881)
   Investments:
       Proceeds from maturity                                                  201,938        221,716        175,787
       Purchases                                                              (267,502)      (210,784)      (144,515)
                                                                          ------------   ------------   ------------
                  Net cash used in investing activities                       (302,226)       (92,796)       (39,988)
                                                                          ------------   ------------   ------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options                                   1,503         16,148          6,580
   Contribution to stock purchase plans                                          9,563          6,999         29,673
   Proceeds from sale of warrant                                                                2,825
   Proceeds from long term debt                                                                               18,000
   Payment of long term debt                                                                 (140,000)      (328,000)
                                                                          ------------   ------------   ------------
                  Net cash provided by (used in) financing activities           11,066       (114,028)      (273,747)
                                                                          ------------   ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       86,161        179,965         22,860
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 233,305         53,340         30,480
                                                                          ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $    319,466   $    233,305   $     53,340
                                                                          ============   ============   ============

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2003, 2002 AND 2001

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

Basis of Presentation - The consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries after elimination of all significant intercompany balances and transactions. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP), which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingencies at March 31, 2003 and 2002 and the results of operations for the years ended March 31, 2003, 2002 and 2001. While management has based their assumptions and estimates on the facts and circumstances known at March 31, 2003, final amounts may differ from estimates.

Certain amounts in the fiscal 2002 and 2001 financial statements have been reclassified to conform to the fiscal 2003 presentation.

Revenue Recognition - The Company earns revenue from licensing software products, providing maintenance and support for those products and rendering professional services. The Company's revenue recognition policies are based on US GAAP including Statements of Position 97-2 and 98-9 and Securities and Exchange Commission Staff Accounting Bulletin 101. Accordingly, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured.

Software license fees - The Company's software license agreements provide their customers with a right to use their software perpetually (perpetual licenses) or during a defined term (term licenses). Perpetual license fee revenue is recognized using the residual method, under which the fair value, based on Compuware-specific objective evidence (CSOE), of all undelivered elements of the agreement (e.g., maintenance and professional services) is deferred. CSOE is based on rates charged for maintenance and professional services when sold separately. The remaining portion of the fee, net of discretionary discounts, (the residual) is recognized as license fee revenue upon shipment of the products, provided that no significant obligations remain and collection of the related receivable is deemed probable. For term licenses and for agreements in which the fair value of the undelivered elements cannot be determined using CSOE (e.g., transactions that include an option to exchange or select products in the future), the Company recognizes the license fee revenue on a ratable basis over the term of the license agreement.

The Company offers flexibility to customers purchasing their products and related maintenance. Terms vary ranging from the standard perpetual license sale to large multi-year, multi-product contracts. For fiscal years 2003, 2002 and 2001, contracts greater than $5 million represented approximately 4.5%, 6.9% and 12.8%, respectively, of license fee revenue. The Company allows deferred payment terms on multi-year contracts, with installments collectible over the term of the contract. For these contracts, the license fee portion of the receivable is discounted to its net present value. The discount is recognized as interest income over the term of the receivables, and amounted to $15,455,000,

$19,562,000 and $18,219,000 for fiscal 2003, 2002 and 2001, respectively. At
March 31, 2003, current accounts receivable includes installments on multi-year contracts totaling $273,798,000 due within the year ending March 31, 2004. Non-current accounts receivable at March 31, 2003 amounted to $260,735,000, and are due approximately $164,032,000, $59,282,000, $29,284,000, $5,837,000 and
$2,300,000 in each of the years ending March 31, 2005 through 2009, respectively.

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

Investments consist of municipal obligations, tax-free zero coupon bonds, U.S. Treasury notes, tax-free and tax advantage auction rate securities. Investments are classified as held-to-maturity and carried at amortized cost. Those investments that mature within one year from the balance sheet date are classified as current assets. The amortization of bond premiums and discounts is included in interest and investment income.

Property and Equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which are generally estimated to be 39 years for buildings and three to ten years for furniture and fixtures, computer equipment and software. Leasehold improvements are amortized over the term of the lease, or the estimated life of the improvement, whichever is less. Depreciation and amortization of property and equipment totaled $24,841,000, $26,993,000 and $28,031,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

Capitalized Software includes the costs of purchased and internally developed software products and is stated at the lower of unamortized cost or net realizable value. Net purchased software included in capitalized software at March 31, 2003 and 2002 is $17,971,000 and $29,723,000, respectively.
Capitalization of internally developed software products begins when technological feasibility of the product is established. Technology development and support includes primarily the costs of programming personnel associated with product development and support net of amounts capitalized. Total technology development and support costs incurred internally by the Company were $154,665,000, $177,573,000 and $200,685,000 in fiscal 2003, 2002 and 2001, respectively, of which $11,376,000, $13,293,000 and $13,530,000, respectively, were capitalized.

The amortization for both internally developed and purchased software products is computed on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Amortization begins when the product is available for general release to customers. The amortization period for capitalized software is generally five years. Capitalized software amortization amounted to $25,853,000, $32,081,000 and $28,126,000 in fiscal 2003, 2002 and

2001, respectively, which is included in "cost of software license fees" in the consolidated statements of operations. Included in the fiscal 2002 total is additional amortization of $4,328,000 related to acquired technology that is no longer utilized in the Company's products.

Goodwill - Effective April 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under this pronouncement, goodwill and those intangible assets with indefinite lives will no longer be amortized, but rather will be tested for impairment annually and/or when events or circumstances indicate that their fair value has been reduced below carrying value. The Company evaluated its remaining goodwill as of April 1, 2002 and March 31, 2003, and determined there was no impairment this fiscal year.

Prior to the adoption of SFAS No. 142, goodwill was amortized over periods ranging from ten to twenty years using the straight-line method. Goodwill amortization expense was $38,926,000 and $42,092,000, for the years ended March 31, 2002 and 2001, respectively. During fiscal 2002, the Company recorded an aggregate charge of $387,418,000 to recognize impairment of goodwill resulting from the restructuring announced on March 31, 2002 ($342,922,000), the transfer of the professional services engineering division to an unrelated third party in December 2001 ($9,298,000) and a change in technology related to its distributed products ($35,198,000).

Fair Value of Financial Instruments - The carrying value of cash equivalents, current accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. At March 31, 2003, the fair value of non-current receivables is approximately $262,338,000 compared to the carrying amount of $260,735,000. At March 31, 2002, the fair value of non-current receivables was approximately $304,043,000 compared to the carrying amount of $306,751,000. Fair value is estimated by discounting the future cash flows using the current rate at which the Company would finance a similar transaction.

Legal expenses are included in "administrative and general" in the consolidated statements of operations. Legal expenses for the years ended March 31, 2003, 2002 and 2001 were $34,649,000, $12,529,000 and $9,898,000, respectively.

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

Foreign Currency Transactions and Derivatives - Gains and losses from foreign currency transactions are included in the determination of net income. To partially offset the risk of future currency fluctuations on balances due to or from foreign subsidiaries, the Company enters into foreign exchange contracts to sell or buy currencies at specified rates on specific dates. Market value gains and losses on these contracts are recognized, offsetting foreign exchange gains or losses on foreign receivables or payables. The Company does not use foreign exchange contracts to hedge anticipated transactions. The net foreign currency transaction loss was $1,716,000, $1,321,000 and $2,487,000 for the years ended March 31, 2003, 2002 and 2001, respectively. These amounts are included in "administrative and general" in the consolidated statements of operations.

At March 31, 2003, the Company had contracts maturing through April 2003 to sell $4,347,000 and purchase $16,884,000 in foreign currencies. At March 31, 2002, the Company had contracts maturing through April 2002 to sell $12,415,000 and purchase $6,896,000 in foreign currencies.

Stock-Based Compensation - Through March 31, 2003, in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applied APB Opinion No. 25 and related Interpretations in accounting for its plans. Stock options are granted at current market prices at the date of grant, therefore, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for fiscal 2003, 2002 and 2001 consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", Compuware's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                              Year Ended March 31,
                                            -------------------------------------------------------
                                                 2003                  2002                2001
                                            -------------        ------------         -------------
Net income (loss):
  As reported                               $     103,102        $   (245,255)        $     119,083
  Pro forma                                        51,221            (307,170)               62,154

Earnings (loss) per share:
  As reported:
     Basic earnings (loss) per share                 0.27               (0.66)                 0.33
     Diluted earnings (loss) per share               0.27               (0.66)                 0.32
  Pro forma:
     Basic earnings (loss) per share                 0.14               (0.83)                 0.17
     Diluted earnings (loss) per share               0.14               (0.83)                 0.17

The pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 2003, 2002 and 2001, respectively: expected volatility of 94.46%, 64.55% and 95.55%; risk-free interest rates of 2.9%, 4.7% and 4.6%; and expected lives at date of grant of 5.0, 4.1 and 5.0 years. Dividend yields were not a factor as the Company has never issued cash dividends.

Under SFAS No. 123, the fair value of the employees' stock purchase rights acquired by participation in the Employee Stock Purchase Plan were estimated using the Black-Scholes model with assumptions comparable to the stock option plans above. The weighted-average fair value of the purchase rights granted in fiscal 2003, 2002 and 2001 were $1.11, $2.13 and $3.12, respectively.

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

Recently Issued Accounting Pronouncements - In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the provisions of the Interpretation as of January 1, 2003. Adoption of Interpretation 45 did not result in any changes to the financial statements.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock Based Compensation" to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The Company adopted this statement as of March 31, 2003.

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. See Note 5 for a discussion of variable interest entities. The Company is currently evaluating all the provisions of the Interpretation, but believes its adoption will not have a material impact on its financial statements.

2. ACQUISITIONS

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

3. INVESTMENTS

A summary of securities at March 31, 2003 and 2002 is set forth below (in thousands):

                                                                    Gross          Gross
                                                  Amortized      Unrealized      Unrealized         Fair
                                                     Cost           Gains          Losses          Value
                                                 -----------     ----------      ----------      ----------
March 31, 2003:
Municipal Obligations                            $   122,679     $      474      $        9      $  123,144
 Tax Advantage Auction Rate Securities                39,000                                         39,000
 Tax Free Auction Rate Securities                     58,100                                         58,100
 US Treasury Securities                               19,987            235                          20,222
 Zero Coupon Bonds                                    12,066                              5          12,061
                                                 -----------     ----------      ----------      ----------
Securities classified as held to maturity        $   251,832     $      709      $       14      $  252,527
                                                 ===========     ==========      ==========      ==========
March 31, 2002:
Municipal Obligations                            $    94,987     $      286      $      207      $   95,066
 Tax Advantage Auction Rate Securities                13,200                                         13,200
 Tax Free Auction Rate Securities                     71,176                              1          71,175
 US Treasury Notes                                     4,956                             17           4,939
 Zero Coupon Bonds                                     4,750                             20           4,730
                                                 -----------     ----------      ----------      ----------
Securities classified as held to maturity        $   189,069     $      286      $      245      $  189,110
                                                 ===========     ==========      ==========      ==========

Scheduled maturities of securities classified as held to maturity at March 31, 2003 were as follows (in thousands):

                                               Amortized           Fair
                                                 Cost              Value
                                               ---------         ---------
                       Due in:
                                      2004     $ 156,737         $ 157,174
                                      2005        88,921            89,182
                                      2006         6,174             6,171
                                               ---------         ---------
                               Total           $ 251,832         $ 252,527
                                               =========         =========

4. PROPERTY AND EQUIPMENT

Property and equipment, summarized by major classification, is as follows (in thousands):

                                                  March 31,
                                         ---------------------------
                                            2003             2002
                                         ----------       ----------
Land                                     $    1,776       $    1,776
Construction in progress                    325,881          117,160
Buildings                                    28,792           28,788
Leasehold improvements                       20,744           26,099
Furniture and fixtures                       41,947           52,621
Computer equipment and software              77,519           86,438
                                         ----------       ----------
                                            496,659          312,882
Less accumulated depreciation and
  amortization                              109,981          113,517
                                         ----------       ----------
Total                                    $  386,678       $  199,365
                                         ==========       ==========

On October 23, 2000, the Company entered into a Restated Development Agreement with the city of Detroit and the City of Detroit Downtown Development Authority to construct an office building with retail and related amenities for a current estimated cost of $350 million for the building and an estimated $50 million for furniture and fixtures. All amounts included in construction in progress relate to this building and its furnishings.

5. INVESTMENTS IN PARTIALLY OWNED COMPANIES

At March 31, 2003, the Company held a 33.3% interest in CareTech Solutions, Inc. (CareTech) and a 49% interest in ForeSee Results, Inc. (ForeSee). CareTech provides outsourcing for healthcare information technology organizations including data, voice, applications and data center operations. ForeSee was incorporated in October 2001 to provide online customer satisfaction management. For the year ended March 31, 2001, the Company held investments in two other software companies. These two companies were closed in fiscal 2001. The investments in these companies are accounted for under the equity method. The Company records its share of income or loss against its net investment in the company. For the years ended March 31, 2003, 2002 and 2001, the Company recognized net losses of $2,317,000, $819,000 and $21,693,000, respectively, from these investments. These losses are included in "administrative and general" in the consolidated statements of operations.

At March 31, 2003 and 2002, the Company's carrying value of its investments in and advances to these two companies was $20,359,000 and $20,079,000, respectively. Included in the net investment at March 31, 2003 are notes receivable from ForeSee in the amount of $3,500,000 and from CareTech in the amount of $17,283,000 ($18,800,000 at March 31, 2002.) The ForeSee notes bear interest at the prime rate (4.25% at March 31, 2003) and are due between June 2007 and March 2008. The CareTech note is payable in quarterly installments through January 2012 and bears interest at 5.25%. The net investment balance is included in "other assets" in the consolidated balance sheets.

Professional services revenue for the years ended March 31, 2003, 2002 and 2001 included approximately $27,517,000, $20,593,000 and $15,442,000, respectively, from services provided to CareTech customers on a subcontractor basis. Cost of professional services for the years ended March 31, 2003, 2002 and 2001 included approximately $16,000, $37,548,000 and $66,408,000, respectively, related to services provided by CareTech to Compuware on a subcontractor basis.

Professional services revenue for the years ended March 31, 2003 and 2002 included approximately $1,229,000 and $580,000, respectively, from services provided to ForeSee.

The Company has guaranteed lease obligations of CareTech up to $12,500,000. At March 31, 2003, outstanding lease obligations were approximately $5,000,000. The Company has not recorded any liability related to these guarantees since it believes that CareTech will continue to meet its obligations. The Company has pledged $2,500,000 in additional loans to ForeSee, provided that ForeSee meets certain milestones in their development process.

6. RELATED PARTY TRANSACTIONS

The Company purchases products and services from companies associated with certain officers or directors of the Company.

G. Scott Romney, Director of the Company, is a partner in the law firm of Honigman Miller Schwartz and Cohn LLP (Honigman). Honigman provides legal services to the Company. For the years ended March 31, 2003, 2002 and 2001, approximately $4,578,000, $271,000 and $1,083,000 was included in "administrative and general" in the consolidated statements of operations for services provided to the Company by Honigman.

Dennis W. Archer, Director of the Company, is a partner in the law firm of Dickinson Wright PLLC (Dickinson). Dickinson provides legal services to the Company. For the year ended March 31, 2003, approximately $259,000 was included in "administrative and general" in the consolidated statements of operations for services provided to the Company by Dickinson. The Company did not utilize this firm in fiscal 2002 or 2001.

Peter Karmanos, Jr., Chairman of the Board and Chief Executive Officer of the Company, and Thomas Thewes, Vice-Chairman of the Board through September 2002, are the sole shareholders of Compuware Sports Corporation (CSC). CSC operates an amateur hockey program in Southeastern Michigan. On September 8, 1992, the Company entered into a one-year Promotion Agreement with CSC to promote and sponsor business. The promotion agreement automatically renews for successive one-year terms, unless terminated with 60 days prior notice by either party. For the years ended March 31, 2003, 2002 and 2001, approximately $858,000, $845,000 and $843,000 was included in "sales and marketing" in the consolidated statements of operations for advertising through CSC.

Peter Karmanos, Jr. and Thomas Thewes control the entities that own and manage the Compuware Arena. The Company entered into an advertising agreement with the arena to promote and sponsor business, including the right to name the arena "Compuware Arena" and the right to place advertising in and around the arena. For the years ended March 31, 2003, 2002 and 2001, approximately $269,000, $266,000 and $268,000 was included in "sales and marketing" in the consolidated statements of operations for each of the years ended March 31, 2003, 2002 and 2001 associated with this advertising.

The Company utilizes Karmanos Printing and Graphics, Inc. for certain printing services. Karmanos Printing and Graphics, Inc. is owned by the brother and sister-in-law of Peter Karmanos, Jr. For the years ended March 31, 2003, 2002 and 2001, printing charges from Karmanos Printing and Graphics, Inc. totaled approximately $625,000, $1,055,000 and $1,312,000. These costs are primarily included in "sales and marketing" in the consolidated statements of operations.

7. RESTRUCTURING CHARGES

In the fourth quarter of fiscal 2002, the Company adopted a restructuring plan to reorganize its operating divisions, primarily the professional services segment. These changes were designed to increase profitability in the future by better aligning cost structures with current market conditions.

The restructuring plan included a reduction of professional services staff at certain locations, the closing of entire professional services offices and a reduction of sales support personnel, lab technicians and related administrative and financial staff. Approximately 1,600 employees worldwide were terminated as a result of the reorganization. Payments continue to be made to certain terminated employees in accordance with their separation agreements.

The following table summarizes the accrual for the restructuring and charges against the accrual during fiscal 2002 and 2003 (in thousands):

                                          Employee     Facilities costs   Legal, consulting                       Total
                                         termination   (primarily lease    and outplacement                    restructuring
                                          benefits       abandonments)          costs               Other          charge
                                         -----------   ----------------   -----------------      ----------    -------------
Restructuring charge                     $   19,012       $   26,341       $          1,299      $      278    $      46,930
Incurred during year ended
  March 31, 2002                               (553)            (676)                                                 (1,229)
                                         ----------       ----------       ----------------      ----------    -------------
Accrual at March 31, 2002                    18,459           25,665                  1,299             278           45,701
Incurred during year ended
  March 31, 2003                            (16,405)          (8,589)                  (691)           (215)         (25,900)
Reclassification                             (1,356)           2,012                   (593)            (63)
                                         ----------       ----------       ----------------      ----------    -------------
Accrual at March 31, 2003                $      698       $   19,088       $             15      $        -    $      19,801
                                         ==========       ==========       ================      ==========    =============

During the year ended March 31, 2003, the Company determined the accruals associated with employee terminations, legal and outplacement were in excess of actual costs incurred. These excess accruals have been reclassified to the accrual for facilities costs, since the Company has not been as successful in subleasing abandoned leased space as originally anticipated. Approximately 70% of the accrual related to facilities costs is included in "long term accrued expenses" in the consolidated balance sheet at March 31, 2003.

8. GOODWILL AND INTANGIBLE ASSETS

The components of the Company's intangible assets were as follows (in thousands):

                                                                    March 31, 2003
                                              ---------------------------------------------------------
                                              Gross Carrying           Accumulated         Net Carrying
                                                  Amount              Amortization            Amount
                                              ----------------      -----------------     -------------
Amortized intangible assets:
   Capitalized software (1)                      $ 221,603             $ (167,089)            $ 54,514
   Other (2)                                         6,200                 (4,055)               2,145
                                                 ---------             ----------             --------
Total                                            $ 227,803             $ (171,144)            $ 56,659
                                                 =========             ==========             ========

                                                                    March 31, 2002
                                              ---------------------------------------------------------
                                              Gross Carrying           Accumulated         Net Carrying
                                                  Amount              Amortization            Amount
                                              ----------------      -----------------     -------------
Amortized intangible assets:
   Capitalized software (1)                      $ 209,017             $ (140,019)            $ 68,998
   Other (2)                                         6,200                 (3,725)               2,475
                                                 ---------             ----------             --------
Total                                            $ 215,217             $ (143,744)            $ 71,473
                                                 =========             ==========             ========

1) Amortization of capitalized software is included in "cost of software license fees" in the consolidated statements of operations.

2) Other amortized intangible assets include trademarks associated with past product acquisitions. This amortization expense is included in "administrative and general" in the consolidated statements of operations.

Amortization expense on intangible assets for the years ended March 31, 2003, 2002 and 2001 was $26,183,000, $34,286,000 and $30,956,000,
respectively. Annual amortization expense, based on identified intangible assets at March 31, 2003, is expected to be as follows (in thousands):

                                                 Year Ended March 31,
                         --------------------------------------------------------------------
                          2004        2005        2006        2007        2008     Thereafter
                         -------     -------     -------     -------     -------   ----------
Capitalized software     $24,733     $16,531     $ 7,211     $ 4,348     $ 1,691
Other                        330         330         330         330         330         495
                         -------     -------     -------     -------     -------     -------
Total                    $25,063     $16,861     $ 7,541     $ 4,678     $ 2,021     $   495
                         =======     =======     =======     =======     =======     =======

Effective April 1, 2002, in accordance with FASB 142, the goodwill balance is no longer being amortized on a monthly basis. Instead, it is tested at least annually for impairment. The Company evaluated its remaining goodwill at March 31, 2003, and determined there was no impairment this fiscal year. Changes in the carrying amounts of goodwill for the year ended March 31, 2003 were as follows (in thousands):

                                                Products     Services       Total
                                                --------     --------     --------
Goodwill:
     Balance at March 31, 2002, net             $ 72,182     $139,610     $211,792
     Effect of foreign currency translation                       496          496
                                                --------     --------     --------
     Balance at March 31, 2003, net             $ 72,182     $140,106     $212,288
                                                ========     ========     ========

The Company's reported net income (loss) and diluted earnings (loss) per share exclusive of amortization of goodwill in the prior years on an after-tax basis were as follows (in thousands except per share data):

                                                        Year Ended March 31,
                                               --------------------------------------
                                                  2003          2002           2001
                                               ---------     ---------      ---------
Reported net income (loss)                     $ 103,102     $(245,255)     $ 119,083
Add goodwill amortization, net of tax                           32,825         34,783
                                               ---------     ---------      ---------
Adjusted net income (loss)                     $ 103,102     $(212,430)     $ 153,866
                                               =========     =========      =========

Adjusted basic earnings (loss) per share       $    0.27     $   (0.57)     $    0.42
                                               =========     =========      =========

Adjusted diluted earnings (loss) per share     $    0.27     $   (0.57)     $    0.41
                                               =========     =========      =========

9. LONG TERM DEBT

The Company has no long term debt.

In August 1999, the Company entered into a $900 million unsecured Senior Credit Facility (credit facility) maturing in August 2003. All borrowings under the credit facility were repaid as of August 2001. The Company did not anticipate additional utilization of this credit facility prior to its expiration, and therefore the agreement was terminated effective November 4, 2002.

Cash paid for interest totaled approximately $2,202,000, $3,622,000 and $28,627,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

10. CAPITAL STOCK

Preferred Stock Purchase Rights - Under the Company's shareholder rights plan, each shareholder receives one right to purchase one two-thousandth of a share of Series A Junior Participating Preferred Stock (a right) for each share of common stock owned by the shareholder. Holders of the rights are entitled to purchase for $40.00 one two-thousandth of one share of the Company's Series A Junior Participating Preferred Stock in certain limited circumstances involving acquisitions of, or offers for, 15% or more of the Company's common stock. After any such acquisition is completed, each right entitles its holder to purchase for $40.00 an amount of common stock of the Company, or in certain circumstances securities of the acquirer, having a then current market value of two times the exercise price of the right. In connection with the shareholder rights plan, the Company has designated 800,000 shares of its 5,000,000 shares of authorized but unissued Preferred Stock as "Series A Junior Participating Preferred Stock." Each one two-thousandth of each share of Series A Junior Participating Preferred Stock will generally be afforded economic rights similar to one share of the Company's common stock. The rights are redeemable for a specified period at a price of $0.001 per right and expire on November 9, 2010 unless extended or earlier redeemed by the Board of Directors.

Common Stock Warrant - In November 2001, the Company issued a non-transferrable warrant entitling a customer to purchase one million shares of common stock at $10.51 per share in exchange for approximately $2,800,000 in cash, which was the warrant's fair value at the date of issue. The warrant expires on November 16, 2004 or on the fifth day after the Company's common stock trades at an average price of $20.00 per share for five consecutive days, whichever is earlier.

11. EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share data were computed as follows (in thousands, except for per share data):

                                                            Year Ended March 31,
                                                   --------------------------------------
                                                      2003          2002           2001
                                                   ---------     ---------      ---------
Basic earnings (loss) per share:
Numerator: Net income (loss)                       $ 103,102     $(245,255)     $ 119,083
                                                   ---------     ---------      ---------
Denominator:
  Weighted-average common shares outstanding         377,028       371,786        365,192
                                                   ---------     ---------      ---------
Basic earnings (loss) per share                    $    0.27     $   (0.66)     $    0.33
                                                   =========     =========      =========
Diluted earnings (loss) per share:
Numerator: Net income (loss)                       $ 103,102     $(245,255)     $ 119,083
                                                   ---------     ---------      ---------
Denominator:
  Weighted-average common shares outstanding         377,028       371,786        365,192
  Dilutive effect of stock options and warrant         1,412                        7,617
                                                   ---------     ---------      ---------
  Total shares                                       378,440       371,786        372,809
                                                   ---------     ---------      ---------
Diluted earnings (loss) per share                  $    0.27     $   (0.66)     $    0.32
                                                   =========     =========      =========

During the years ended March 31, 2003, 2002 and 2001, stock options and a warrant to purchase approximately 61,917,000, 66,864,000 and 23,077,000 shares, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

12. INCOME TAXES

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows (in thousands):

                                                           March 31,
                                                    ----------------------
                                                      2003          2002
                                                    --------      --------
Deferred tax assets:
    Deferred maintenance                            $ 10,661      $ 11,915
    Amortization of intangible assets                 60,319        69,774
    Restructuring accrual                              6,823        15,702
    Allowance for doubtful accounts                    7,028         5,307
    Net operating loss carryforwards                  21,706        24,201
    Other                                             37,470        34,399
                                                    --------      --------
                                                     144,007       161,298
    Less valuation allowance                           6,915         1,686
                                                    --------      --------
        Net deferred tax assets                      137,092       159,612
    Current portion                                   30,850        41,995
                                                    --------      --------
    Long term portion                               $106,242      $117,617
                                                    ========      ========

Deferred tax liabilities:
    Capitalized research and development costs      $ 12,790      $ 13,746
    Depreciation                                      16,633        10,892
    Other                                             56,890        48,279
                                                    --------      --------
        Total deferred tax liabilities                86,313        72,917
    Current portion                                      245           184
                                                    --------      --------
    Long term portion                               $ 86,068      $ 72,733
                                                    ========      ========

The income tax provision (benefit) includes the following (in thousands):

                                                   Year Ended March 31,
                                          -------------------------------------
                                            2003          2002           2001
                                          --------      --------       --------
Current:
    Federal                               $  6,946      $ 56,794       $ 50,711
    Foreign                                  9,785         8,673         16,370
    State                                      466         4,426          5,800
                                          --------      --------       --------
Total current tax provision                 17,197        69,893         72,881
                                          --------      --------       --------
Deferred:
    Federal                                 30,934       (71,435)        (3,297)
    Foreign                                  2,642         1,081          3,402
    State                                    2,340        (5,131)
                                          --------      --------       --------
Total deferred tax expense (benefit)        35,916       (75,485)           105
                                          --------      --------       --------
Total income tax provision (benefit)      $ 53,113      $ (5,592)      $ 72,986
                                          ========      ========       ========

The Company's income tax expense (benefit) differed from the amount computed on pre-tax income (loss) at the U.S. federal income tax rate of 35% for the following reasons (in thousands):

                                                      Year Ended March 31,
                                             --------------------------------------
                                               2003           2002           2001
                                             --------       --------       --------
Federal income tax (benefit) at
   statutory rates                           $ 54,675       $(87,796)      $ 67,224
Increase (decrease) in taxes:
   Export sales benefit                        (4,065)        (4,290)        (8,024)
   State income taxes, net                      1,824           (458)         3,770
   Goodwill amortization and impairment                       88,600          8,831
   Other                                          679         (1,648)         1,185
                                             --------       --------       --------
Provision (benefit) for income taxes         $ 53,113       $ (5,592)      $ 72,986
                                             ========       ========       ========

At March 31, 2003 the Company has net operating loss carryforwards for income tax purposes of approximately $75,592,000 which expire as follows (in thousands):

          Year ending March 31:
                  2004                                      $  3,206
                  2005                                         5,696
                  2006                                         6,257
                  2008                                           863
                  2010                                         1,594
                  2011                                         3,011
                  2012                                            77
                  2018                                           441
                  2019                                            31
          Unlimited carryforward                              54,416

Of this amount, approximately $1,965,000 is available to offset U.S. federal income taxes and approximately $73,627,000 relates to various foreign jurisdictions. The deferred tax asset for the foreign loss carryforwards has been offset by a valuation allowance of approximately $2,100,000. In addition, approximately $5,768,000 of tax credits expiring in 2008 are available to offset future U.S. federal income tax liabilities. The tax credit has been offset by a valuation allowance of approximately $2,900,000. A capital loss carryforward is available to offset future U.S. federal capital gains of approximately $900,000 (expiring in 2006); such deferred tax asset has been offset entirely by a valuation allowance.

Cash (received) paid for income taxes totaled approximately ($7,905,000), $65,935,000 and $41,538,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

13. SEGMENT INFORMATION

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

Ford Motor Company accounted for approximately 12% of total revenue during fiscal 2003. This revenue was primarily associated with the professional services segment of the business. No single customer accounted for greater than 10% of total revenue during fiscal 2002 or 2001. No single customer accounted for greater than 10% of accounts receivable at March 31, 2003 and 2002.

The Company evaluates the performance of its segments based primarily on operating profit (loss) before corporate expenses, other income (expense), restructuring charges, and goodwill amortization and impairment. The allocation of income taxes is not evaluated at the segment level. Financial information for the Company's business segments is as follows (in thousands):

                                                          Year Ended March 31,
                                            -----------------------------------------------
                                                2003              2002              2001
                                            -----------       -----------       -----------
Revenues:
    Products:
       Mainframe                            $   553,480       $   687,286       $   762,778
       Distributed systems                      154,416           164,096           189,328
                                            -----------       -----------       -----------
             Total products revenue             707,896           851,382           952,106
    Services                                    667,444           889,162         1,083,050
                                            -----------       -----------       -----------
Total revenues                              $ 1,375,340       $ 1,740,544       $ 2,035,156
                                            ===========       ===========       ===========

Income (loss) from operations:
    Products                                $   269,855       $   358,504       $   375,852
    Services                                     55,800            49,013           109,196
    Corporate expenses                         (191,131)         (207,166)         (250,324)
    Goodwill amortization                                         (38,926)          (42,092)
                                            -----------       -----------       -----------
Income from operations before goodwill
 impairment and other charges                   134,524           161,425           192,632
    Goodwill impairment charge                                   (387,418)
    Restructuring charge                                          (46,930)
    Other income (expense)                       21,691            22,076              (563)
                                            -----------       -----------       -----------
Income (loss) before income taxes           $   156,215       $  (250,847)      $   192,069
                                            ===========       ===========       ===========

Financial information regarding geographic operations are presented in the table below (in thousands):

                                                   Year Ended March 31,
                                        ------------------------------------------
                                           2003            2002            2001
                                        ----------      ----------      ----------
Revenues:
    United States                       $1,009,354      $1,328,056      $1,585,326
    Europe and Africa                      286,088         314,172         334,448
    Other international operations          79,898          98,316         115,382
                                        ----------      ----------      ----------
Total revenue                           $1,375,340      $1,740,544      $2,035,156
                                        ==========      ==========      ==========

The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly such information is not provided. Less than ten percent of the Company's long lived assets, other than financial instruments, are located outside of the United States.

14. COMMITMENTS AND CONTINGENCIES

The Company leases land, office space and equipment under various operating lease agreements extending through fiscal 2100. Certain of these leases contain provisions for renewal options and escalation clauses. The Company also has commitments under various advertising agreements. The following is a schedule of future minimum commitments for the next five years and in total (in thousands):

                            Year ending            Total
                             March 31:          Commitment
                         -----------------     ------------
                                2004                39,698
                                2005                28,574
                                2006                21,314
                                2007                18,343
                                2008                13,354
                             Thereafter            237,717
                                               -----------
                               Total           $   359,000
                                               ===========

In connection with the new headquarters facility, the Company has entered into a lease agreement for the land associated with the facility. Currently, rent is being capitalized in conjunction with the construction project. When the facility is placed into service in fiscal 2004, monthly rent will be charged to expense. Total rent payments under this agreement were approximately $717,000 for the year ended March 31, 2003. The agreement includes provisions for annual rent increases based on increases in the Consumer Price Index with a maximum of 5% per year. The lease expires in fiscal 2100.

The new headquarters facility will include retail and restaurant space. At March 31, 2003, leases had been finalized for approximately 20% of the available space and the Company is currently negotiating with various potential tenants for the remaining space.

Director Compensation - Effective April 1, 2002, the Board of Directors approved the 2002 Directors Phantom Stock Plan (the Plan) for external Board members to provide increased incentive to make contributions to the long term growth of the Company, to align the interests of directors with the interests of shareholders, and to facilitate attracting and retaining directors of exceptional ability. The Plan provides for issuance of rights to receive the value of a share of the Company's common stock in cash upon vesting which occurs upon the retirement of the director from the Board. Phantom shares are granted automatically at the beginning of each fiscal year and at the discretion of the Board. As of March 31, 2003, approximately 75,000 phantom shares had been issued. The expense incurred related to this program was approximately $275,000 for fiscal 2003 and is included in "administrative and general" in the consolidated statements of operations. Any fluctuation in the Company's stock price as quoted on the NASDAQ will result in a change to the expected payments under the Plan.

15. BENEFIT PLANS

Employee Stock Ownership Plan - In July 1986, the Company established an Employee Stock Ownership Plan (ESOP) and Trust. Under the terms of the ESOP, the Company makes annual contributions to the Plan for the benefit of substantially all US employees of the Company. The contribution may be in the form of cash or common shares of the Company. The Board of Directors may authorize contributions between a maximum of 25% of eligible compensation and a minimum sufficient to cover current obligations of the Plan. The Company made contributions of $9,425,000, $10,657,000 and $10,685,000 in fiscal 2003, 2002 and 2001, respectively. This is a non-leveraged ESOP plan.

Employee Stock Purchase Plan - During fiscal 1996, the Company adopted and the shareholders approved the global Employee Stock Purchase Plan under which the Company was authorized to issue up to eight million shares of common stock to eligible employees, all of which were distributed as of March 2001. During fiscal 2002, the shareholders approved international and domestic employee stock purchase plans authorizing 15 million shares for issuance to eligible employees. Currently, the offering periods commence on April 1st and October 1st each year. Under the terms of the plan, employees can elect to have up to ten percent of their compensation withheld to purchase Company stock at the close of the offering period. The value of the stock purchased in any calendar year cannot exceed $25,000. The purchase price is 85% of the first or last day's average high and low price for each offering period, whichever is lower. During fiscal 2003, 2002 and 2001, the Company sold approximately 3,482,000, 1,007,000 and 4,515,000 shares, respectively, to eligible employees under the plan.

Employee Stock Option Plans - The Company adopted five employee stock option plans dating back to 1991. These plans provide for grants of options to purchase up to 91,000,000 shares of the Company's common stock to employees and directors of the Company, of which approximately 38,028,000 options were outstanding at March 31, 2003. Under the terms of the plans, the Company may grant nonqualified options at the fair market value of the stock on the date of grant. During fiscal 2003, the Company granted approximately 2,408,000 options under the five different Employee Stock Option Plans. Options granted under these plans vest in cumulative annual installments over a three to five year period. All options were granted at fair market value and expire ten years from the date of grant.

In March 2001, the Company adopted the 2001 Broad Based Stock Option Plan. The plan was approved by the Board of Directors, but was not submitted to the shareholders for approval. The plan provides for grants of options to purchase up to 50,000,000 shares of the Company's common stock to employees or directors of the Company. Under the terms of the plan, the Company may grant nonqualified stock options at the fair market value of the stock on the date of grant. During fiscal 2003, the Company granted approximately 3,567,000 options under the Broad Based Stock Option Plan. Approximately 24,882,000 options were outstanding at March 31, 2003. Options granted under the Broad Based Stock Option Plan either vest every six months over a four year period or in cumulative annual installments over a three to five year period. All options were granted at fair market value and expire ten years from the date of grant.

Non-Employee Director Stock Option Plan - In July 1992, the Company adopted the Stock Option Plan for Non-Employee Directors. Under this plan, 2,400,000 shares of common stock are reserved for issuance to non-employee directors of the Company who have not been employees of the Company, any subsidiary of the Company or any entity which controls more than 10% of the total combined voting power of the Company's capital stock for at least one year prior to becoming director. During fiscal 2003, no options were granted under the Non-Employee Director Stock Option Plan. Approximately 1,247,000 options were outstanding at March 31, 2003.

Prior to March 31, 2002, each non-employee director received an annual grant of 20,000 options with additional grants for board and committee meeting attendance. Non-employee directors were granted stock options out of the Non-Employee Director Stock Option Plan or the Fiscal 1999 Stock Option Plan.

At March 31, 2003, approximately 76,000 options were outstanding under plans that were terminated by the Company, of which virtually all are fully vested. All outstanding options under the terminated plans remain in effect in accordance with the terms under which they were granted.

During fiscal 1999, the Company implemented a Replacement Stock Option Award program. The program allows selected participants to pay the option exercise price with shares of currently owned Company stock. The Company grants a new stock option award to replace the shares exchanged in the transaction. During fiscal 2003, approximately 38,000 options were exercised under the Replacement Stock Option Award program for which approximately 11,000 replacement options were granted.

The Company applied the intrinsic value method of recognition and measurement under APB Opinion No. 25 to its stock-based compensation plans. Accordingly, no compensation expense related to employee stock options is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. See Note 1 for the Company's pro forma net income and earnings per share in accordance with SFAS No. 123.

A summary of the status of fixed stock option grants under Compuware's stock-based compensation plans as of March 31, 2003, 2002 and 2001, and changes during the years ending on those dates is as follows (shares in thousands):

                                     2003                            2002                           2001
                          -------------------------       -------------------------      -------------------------
                          Shares                          Shares                         Shares
                          Under      Weighted-Avg.        Under      Weighted-Avg.       Under      Weighted-Avg.
                          Option     Exercise Price       Option     Exercise Price      Option     Exercise Price
                          ------     --------------       ------     --------------      ------     --------------
Outstanding at
  beginning of year       65,864        $  12.30          46,272        $  13.53          44,965       $  13.93
Granted                    5,975            7.17          31,380            9.46          11,482           9.80
Exercised                   (552)           2.82          (4,022)           5.02          (2,459)          5.52
Exchanged                    (12)           8.35            (878)          12.07          (1,973)         11.43
Forfeited                 (7,042)          13.79          (6,888)          12.62          (5,743)         15.45
                          ------                          ------                          ------
Outstanding at
  year end                64,233        $  11.75          65,864        $  12.30          46,272       $  13.53
                          ======                          ======                          ======

Options exercisable
  at year end             34,510        $  12.78          27,581        $  12.42          20,140       $   9.77
                          ======                          ======                          ======

Weighted-average
  fair value of options
  granted during the
  year                    $ 5.24                          $ 5.09                          $ 7.30
                          ======                          ======                          ======

     The following table summarizes information about stock options outstanding at March 31, 2003 (shares in thousands):

                                ------------------------------------------------       --------------------------
                                                   Options Outstanding                    Options Exercisable
                                ------------------------------------------------       --------------------------
                                Shares                                                 Shares
                                Under      Weighted-Avg.          Weighted-Avg.        Under      Weighted-Avg.
                                Option     Remaining Life         Exercise Price       Option     Exercise Price
                                ------     --------------         --------------       ------     --------------
Range of Exercise Prices
$     0.01 to $10.00            43,624          6.96                 $  8.20           18,927         $  7.51
      10.01 to 20.00            11,734          5.44                   14.87            8,729           14.60
      20.01 to 30.00             8,149          4.98                   24.40            6,303           24.35
      30.01 to 42.00               726          5.26                   32.20              551           32.36
                                ------                                                 ------
                                64,233          6.41                   11.75           34,510           12.78
                                ======                                                 ======

                                                                                               Number of securities
                                         Number of securities                                  remaining available
                                             to be issued             Weighted-average         for future issuance
                                           upon exercise of          exercise price of             under equity
                                          outstanding options       outstanding options         compensation plans
                                        ------------------------   -----------------------   -------------------------
Equity compensation plans
 approved by security holders                   39,350                     $13.44                      7,019

Equity compensation plans not
 approved by security holders                   24,883                       9.07                     24,577

The maximum number of shares for which additional options may be granted was 31,596,483 at March 31, 2003, 32,058,441 at March 31, 2002 and 55,672,142 at
March 31, 2001. At March 31, 2003, a total of 96,829,541 shares of the Company's common stock are reserved for issuance under the warrant and all option plans. Income tax benefits associated with the exercise of stock options are reflected as adjustments to additional paid-in capital.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended March 31, 2003 and 2002 is as follows (in thousands, except for per share data):

                                             First           Second            Third           Fourth
                                            Quarter          Quarter          Quarter          Quarter            Year
                                          -----------      -----------      -----------      -----------       -----------
Fiscal 2003:
  Revenues                                $   346,599      $   357,994      $   333,139      $   337,608       $ 1,375,340
  Operating income                             28,860           47,398           32,031           26,235           134,524
  Pre-tax income                               34,038           51,258           38,528           32,391           156,215
  Net income                                   22,465           33,830           25,429           21,378           103,102
  Basic earnings per share                       0.06             0.09             0.07             0.06              0.27
  Diluted earnings per share                     0.06             0.09             0.07             0.06              0.27

Fiscal 2002:
  Revenues                                $   450,475      $   427,761      $   453,780      $   408,528       $ 1,740,544
  Operating income (loss)                      51,026           36,961           42,049         (402,959)         (272,923)
  Pre-tax income (loss)                        55,413           42,750           48,047         (397,057)         (250,847)
  Net income (loss)                            34,356           26,505           29,789         (335,905)         (245,255)
  Basic earnings (loss) per share                0.09             0.07             0.08            (0.90)            (0.66)
  Diluted earnings (loss) per share              0.09             0.07             0.08            (0.90)            (0.66)

17. SUBSEQUENT EVENT

Revolving Credit Facility - On May 2, 2003, the Company entered into a $100,000,000 revolving credit facility maturing in 364 days. If at any time the combined unencumbered liquid assets of the Company (as defined in the credit facility) are less than $200,000,000, the credit facility will be reduced to $50,000,000. Interest may be determined on a Eurodollar basis or base rate (as defined in the credit facility) at the Company's option.

The terms of the credit facility contain, among other provisions, certain financial covenants including minimum net worth requirements, and specific limitations on additional indebtedness, liens and merger activity.

Stock Repurchase Plan - On May 6, 2003, the Company's Board of Directors authorized the repurchase of up to $125 million of the Company's common stock. The Company will purchase stock on the open market, through negotiated or block transactions, periodically, based upon market and business conditions.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is contained in the Proxy Statement under the caption "Security Ownership of Management and Major Shareholders" and is incorporated herein by reference. In addition, the information contained in the Equity Compensation table under Item 5 of this report and in Note 15 in the Notes to Consolidated Financial Statements which are included in this report in Item 8 is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is contained in the Proxy Statement under the caption "Other Matters - Related Party Transactions" and is incorporated herein by reference.

ITEM 14.      CONTROLS AND PROCEDURES

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

                                    PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED AS PART OF THIS REPORT.

     1.  CONSOLIDATED FINANCIAL STATEMENTS

              The following consolidated financial statements of the Company and its subsidiaries are filed herewith:

                                                                                                     Page
                                                                                                     ----
                  Independent Auditors' Report                                                         30

                  Consolidated Balance Sheets as of March 31, 2003 and 2002                            31

                  Consolidated Statements of Operations for each of the years
                  ended March 31, 2003, 2002 and 2001                                                  32

                  Consolidated Statements of Shareholders' Equity for each of
                  the years ended March 31, 2003, 2002 and 2001                                        33

                  Consolidated Statements of Cash Flows for each of the years
                  ended March 31, 2003, 2002 and 2001                                                  34

                  Notes to Consolidated Financial Statements                                           35-54

     2.  FINANCIAL STATEMENT SCHEDULE INCLUDED IN PART IV OF THIS FORM:

                  Independent Auditors' Report                                                         62

                  Schedule II - Valuation and Qualifying Accounts and Reserves                         63

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

     (b) REPORTS ON FORM 8-K

              The Company filed no reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington Hills, State of Michigan on June 23, 2003.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                                 Title                                        Date
           ---------                                 -----                                        ----
/S/  PETER KARMANOS, JR.           Chairman of the Board, Chief Executive Officer             June 23, 2003
--------------------------------   And Director (Principal Executive Officer)
      Peter Karmanos, Jr.

/S/  JOSEPH A. NATHAN              President and Chief Strategy Officer                       June 23, 2003
--------------------------------
        Joseph A. Nathan

/S/  LAURA L. FOURNIER             Senior Vice President, Chief Financial Officer             June 23, 2003
--------------------------------   and Treasurer (Chief Financial and Accounting Officer)
       Laura L. Fournier

/S/  DENNIS W. ARCHER              Director                                                   June 23, 2003
--------------------------------
        Dennis W. Archer

/S/  GURMINDER S. BEDI             Director                                                   June 23, 2003
--------------------------------
       Gurminder S. Bedi

                                   Director
--------------------------------
     Elizabeth A. Chappell

/S/  ELAINE K. DIDIER              Director                                                   June 23, 2003
--------------------------------
        Elaine K. Didier

/S/  WILLIAM O. GRABE              Director                                                   June 23, 2003
--------------------------------
        William O. Grabe

/S/  WILLIAM R. HALLING            Director                                                   June 23, 2003
--------------------------------
       William R. Halling

/S/  FAYE A. NELSON                Director                                                   June 23, 2003
--------------------------------
         Faye A. Nelson

/S/  GLENDA D. PRICE               Director                                                   June 23, 2003
--------------------------------
        Glenda D. Price

                                   Director
--------------------------------
        W. James Prowse

                                   Director
--------------------------------
        G. Scott Romney

                                   Director
--------------------------------
     Lowell P. Weicker, Jr.

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Karmanos, Jr., Chief Executive Officer of the Company, certify that:

     1.   I have reviewed this annual report on Form 10-K of Compuware
          Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Peter Karmanos, Jr.
------------------------------

Peter Karmanos, Jr.
Chief Executive Officer
June 23, 2003

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Laura L. Fournier, Chief Financial Officer of the Company, certify that:

     1.   I have reviewed this annual report on Form 10-K of Compuware
          Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Laura L. Fournier
------------------------------

Laura L. Fournier
Chief Financial Officer
June 23, 2003

                                    EXHIBITS

The following exhibits are filed herewith or incorporated by reference. Each management contract or compensatory plan or arrangement filed as an exhibit to this report is identified below with an asterisk before the exhibit number. The Company's SEC file number is 0-20900.

      Exhibit
       Number     Description of Document
      --------    -----------------------
      3(i).1      Restated Articles of Incorporation of Compuware Corporation,
                  as amended, as of October 25, 2000. (11)

      3(i).5 Amended and Restated Bylaws of Compuware Corporation, as of October 2001. (12)

       4.0 Rights Agreement dated as of October 25, 2000 between Compuware Corporation and Equiserve Trust Company, N.A., as Rights Agent. (8)

       4.1        Warrant dated November 16, 2001 (13)

      *4.2 Revolving Credit Agreement dated as of May 2, 2003, between Compuware Corporation and Comerica Bank

      10.4        1992 Stock Option Plan. (1)

      10.24 Promotion Agreement, dated September 8, 1992, between Compuware Sports Corporation and the Company. (1)

      10.35       Fiscal 1993 Stock Option Plan. (1)

      10.36       Stock Option Plan for Non-Employee Directors. (1)

      10.37       Fiscal 1998 Stock Option Plan (3)

      10.51       Fiscal 1996 Stock Option Plan (7)

      10.52 Advertising Agreement, dated December 1, 1996, between Arena Management Company and the Company (7)

      10.83       Fiscal 1999 Stock Option Plan (9)

      10.84 Agreement and Plan of Merger, dated June 23, 1999, among the Company, DPRC and COMP Acquisition Co. (5)

      10.85       2001 Broad Based Stock Option Plan (6)

      10.86       First Amendment to 1992 Stock Option Plan (2)

      10.87       First Amendment to 1993 Stock Option Plan (2)

      10.88       First Amendment to 1996 Stock Option Plan (2)

      10.89       First Amendment to Stock Option Plan For Non-Employee
                  Directors (4)

     *10.90       Phantom Stock Plan

     *21.1        Subsidiaries of the Registrant

      23.1        Independent Auditors' Consent

      99.(B)(2)   Credit Agreement, dated as of August 3, 1999, between
                  Compuware Corporation, Various Lenders, Comerica Bank, as
                  Administrative Agent and Co-Arranger, and Morgan Stanley
                  Senior Funding, Inc., as Lead Arranger, Syndication Agent and
                  Book Manager (10)

      *99.1 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      *99.2 Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF COMPUWARE CORPORATION:

We have audited the consolidated financial statements of Compuware Corporation and subsidiaries as of March 31, 2003 and 2002 and for each of the three years in the period ended March 31, 2003, and have issued our report thereon dated May 6, 2003, (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of FASB 142 "Goodwill and Other Intangible Assets"); such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Compuware Corporation and subsidiaries, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Detroit, Michigan
May 6, 2003

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                COLUMN A                     COLUMN B                   COLUMN C                     COLUMN D         COLUMN E
----------------------------------------  ---------------   ----------------------------------   -----------------   -------------
                                                                        ADDITIONS
                                                            ----------------------------------
                                                                                   CHARGED
                                            BALANCE AT           CHARGED          TO OTHER             (1)           BALANCE AT
                                             BEGINNING          TO COSTS         ACCOUNTS--        DEDUCTIONS--        END OF
              DESCRIPTION                    OF PERIOD        AND EXPENSES        DESCRIBE           DESCRIBE          PERIOD
----------------------------------------  ---------------   ----------------------------------   -----------------   -------------
Allowance for doubtful accounts:
       Year ended March 31, 2003             $ 23,190           $ 10,139                              $ 6,786         $ 26,543
       Year ended March 31, 2002               21,267             10,037                                8,114           23,190
       Year ended March 31, 2001               15,466             10,432                                4,631           21,267

(1) Write-off of uncollectible accounts, product maintenance cancellations and service cost overruns.

                                  EXHIBIT INDEX

      NUMBER      DESCRIPTION
      ------      -----------

      4.2 Revolving Credit Agreement dated as of May 2, 2003 between Compuware Corporation and Comerica Bank

      10.90       Phantom Stock Plan

      21.1        Subsidiaries of the Registrant

      23.1        Independent Auditors' Consent

      99.1 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.