Form 10-Q
period 2003-06-30
COMPUWARE CORPORATION
filed 2003-08-12
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                        --------     ---------


COMMISSION FILE NUMBER 000-20900



                              COMPUWARE CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

               MICHIGAN                                     38-2007430
    (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                      Identification No.)


                     ONE CAMPUS MARTIUS, DETROIT, MI 48226
          (Address of principal executive offices including zip code)

           31440 NORTHWESTERN HIGHWAY, FARMINGTON HILLS, MI 48334-2564
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Registrant's telephone number including area code: (313) 227-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ----     ----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act):  Yes  X    No
                                        ----     ----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

As of August 4th, 2003, there were outstanding 382,682,061 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 27 pages

PART I.       FINANCIAL INFORMATION                                             Page
                                                                                ----
Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of
              June 30, 2003 and March 31, 2003                                     3

              Condensed Consolidated Statements of Operations
              for the three months ended June 30, 2003 and 2002                    4

              Condensed Consolidated Statements of Cash Flows
              for the three months ended June 30, 2003 and 2002                    5

              Notes to Condensed Consolidated Financial
              Statements                                                           6

              Independent Accountants' Report                                     11

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                       12

Item 3.       Quantitative and Qualitative Disclosures about Market Risk          21

Item 4.       Controls and Procedures                                             21


PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds                           22

Item 6.       Exhibits and Reports on Form 8-K                                    22

SIGNATURES                                                                        23

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                JUNE 30,         MARCH 31,
                                  ASSETS                          2003             2003
                                                             -------------     -------------
                                                              (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                  $   361,646       $   319,466
   Investments                                                    178,097           156,737
   Accounts receivable, net                                       473,846           515,819
   Deferred tax asset, net                                         29,894            30,605
   Income taxes refundable, net                                    10,079            10,853
   Prepaid expenses and other current assets                       20,085            16,951
                                                              -----------       -----------
       Total current assets                                     1,073,647         1,050,431
                                                              -----------       -----------
INVESTMENTS                                                        74,642            95,095
                                                              -----------       -----------
PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                  408,450           386,678
                                                              -----------       -----------
CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION                                                    51,502            54,514
                                                              -----------       -----------
OTHER:
   Accounts receivable                                            273,939           260,735
   Deferred tax asset, net                                         24,589            20,174
   Goodwill, net                                                  212,702           212,288
   Other                                                           28,518            42,770
                                                              -----------       -----------
       Total other assets                                         539,748           535,967
                                                              -----------       -----------
TOTAL ASSETS                                                  $ 2,147,989       $ 2,122,685
                                                              ===========       ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                           $    29,132       $    37,588
   Accrued expenses                                               121,924           134,579
   Deferred revenue                                               316,093           296,998
                                                              -----------       -----------
       Total current liabilities                                  467,149           469,165

DEFERRED REVENUE                                                  315,242           299,079

ACCRUED EXPENSES                                                   22,354            22,750
                                                              -----------       -----------
       Total liabilities                                          804,745           790,994
                                                              -----------       -----------
SHAREHOLDERS' EQUITY:
   Common stock                                                     3,827             3,824
   Additional paid-in capital                                     706,907           704,190
   Retained earnings                                              634,509           631,906
   Accumulated other comprehensive loss                            (1,999)           (8,229)
                                                              -----------       -----------
       Total shareholders' equity                               1,343,244         1,331,691
                                                              -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 2,147,989       $ 2,122,685
                                                              ===========       ===========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                     ---------------------------
                                                        2003             2002
                                                     ---------         ---------
REVENUES:
   Software license fees                             $  55,325         $  57,153
   Maintenance fees                                    101,576           105,694
   Professional services fees                          149,111           183,752
                                                     ---------         ---------
       Total revenues                                  306,012           346,599
                                                     ---------         ---------
OPERATING EXPENSES:
   Cost of software license fees                         7,386             7,627
   Cost of professional services                       139,480           167,369
   Technology development and support                   40,023            31,799
   Sales and marketing                                  67,385            66,176
   Administrative and general                           53,232            44,768
                                                     ---------         ---------
       Total operating expenses                        307,506           317,739
                                                     ---------         ---------
INCOME (LOSS) FROM OPERATIONS                           (1,494)           28,860

OTHER INCOME                                             5,109             5,178
                                                     ---------         ---------
INCOME BEFORE INCOME TAXES                               3,615            34,038

INCOME TAX PROVISION                                     1,012            11,573
                                                     ---------         ---------
NET INCOME                                           $   2,603         $  22,465
                                                     =========         =========
Basic earnings per share                             $    0.01         $    0.06
                                                     =========         =========
Diluted earnings per share                           $    0.01         $    0.06
                                                     =========         =========


See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                                 -------------------------
                                                                   2003            2002
                                                                 ---------       ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                    $   2,603       $  22,465
   Adjustments to reconcile net income to cash provided by
       operations:
       Depreciation and amortization                                11,222          12,995
       Tax benefit from exercise of stock options                       91              62
       Acquisition tax benefits                                      1,758           1,768
       Deferred income taxes                                        (3,704)          4,154
       Other                                                         5,979           6,295
       Net change in assets and liabilities:
           Accounts receivable                                      28,769          77,217
           Prepaid expenses and other current assets                (3,134)         (1,312)
           Other assets                                             (1,167)           (597)
           Accounts payable and accrued expenses                   (23,838)        (41,993)
           Deferred revenue                                         35,258           9,964
           Income taxes                                                774           5,045
                                                                 ---------       ---------
                  Net cash provided by operating activities         54,611          96,063
                                                                 ---------       ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of:
         Property and equipment:
            Headquarters facility                                  (23,633)        (42,911)
            Other                                                   (2,616)           (613)
         Capitalized software                                       (3,162)         (3,012)
   Investments:
       Proceeds                                                    111,708          40,885
       Purchases                                                   (97,963)        (56,899)
                                                                 ---------       ---------
                  Net cash used in investing activities            (15,666)        (62,550)
                                                                 ---------       ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options                         870             327
   Contribution to stock purchase plans                              2,365           3,325
                                                                 ---------       ---------
                  Net cash provided by financing activities          3,235           3,652
                                                                 ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           42,180          37,165
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   319,466         233,305
                                                                 ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 361,646       $ 270,470
                                                                 =========       =========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances known at June 30, 2003, final amounts may differ from estimates.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2003 included in the Company's Annual Report to Shareholders and the Company's Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at March 31, 2003 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003


NOTE 2 - COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share ("EPS") data were computed as follows (in thousands, except for per share data):

                                                                                   Three Months Ended
                                                                                        June 30,
                                                                               ---------------------------
                                                                                  2003             2002
                                                                               ----------       ----------
      BASIC EPS:
      Numerator: Net Income                                                     $  2,603         $ 22,465
                                                                               ----------       ----------
      Denominator:
           Weighted-average common shares outstanding                            382,521          375,883
                                                                               ----------       ----------
      Basic EPS                                                                 $   0.01         $   0.06
                                                                               ==========       ==========

      DILUTED EPS:
      Numerator: Net Income                                                     $  2,603         $ 22,465
                                                                               ----------       ----------
      Denominator:
           Weighted-average common shares outstanding                            382,521          375,883
           Dilutive effect of stock options                                        1,492            2,606
                                                                               ----------       ----------
           Total shares                                                          384,013          378,489
                                                                               ----------       ----------
      Diluted EPS                                                               $   0.01         $   0.06
                                                                               ==========       ==========

During the three months ended June 30, 2003 and 2002, stock options and a warrant to purchase approximately 60,884,000 and 60,132,000 shares, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

Through June 30, 2003, in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applied APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Stock options are granted at current market prices at the date of grant, therefore, no compensation cost has been recognized for its plans. If compensation cost for the Company's plans had been determined based on the fair value at the grant dates for the three months ended June 30, 2003 and 2002 consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", net income and earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except for per share data):

                                                         Three Months Ended June 30,
                                                       -------------------------------
                                                         2003                  2002
                                                       ---------             ---------
        Net income (loss):
          As reported                                  $  2,603              $ 22,465
          Compensation cost, net of tax                 (10,009)              (11,927)
                                                       ---------             ---------
          Pro forma                                    $ (7,406)             $ 10,538
                                                       =========             =========

        Earnings (loss) per share:
          As reported:
             Basic earnings per share                  $   0.01              $   0.06
             Diluted earnings per share                    0.01                  0.06
          Pro forma:
             Basic earnings (loss) per share              (0.02)                 0.03
             Diluted earnings (loss) per share            (0.02)                 0.03

The pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003


NOTE 3 - COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation gains and losses that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows (in thousands):

                                                              Three Months Ended
                                                                   June 30,
                                                          --------------------------
                                                              2003          2002
                                                          ------------  ------------
        Net income                                            $ 2,603       $22,465
        Foreign currency translation
             adjustment, net of tax                             6,230         6,323
                                                          ------------  ------------
        Total comprehensive income                            $ 8,833       $28,788
                                                          ============  ============

NOTE 4 - SEGMENTS

Compuware operates in two business segments in the technology industry: products and professional services. The Company provides software products and professional services to IT organizations that help IT professionals efficiently develop, implement and support the applications that run their businesses.

Financial information for the Company's business segments is as follows (in thousands):

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                               -------------------------
                                                                                  2003          2002
                                                                               -----------   -----------
      Revenues:
          Products:
             Mainframe                                                           $119,231      $128,063
             Distributed systems                                                   37,670        34,784
                                                                               -----------   -----------
                Total products revenue                                            156,901       162,847
          Professional services                                                   149,111       183,752
                                                                               -----------   -----------
      Total revenues                                                             $306,012      $346,599
                                                                               ===========   ===========

      Operating expenses:
          Products                                                               $114,794      $105,602
          Professional services                                                   139,480       167,369
          Corporate staff                                                          53,232        44,768
                                                                               -----------   -----------
      Total operating expenses                                                   $307,506      $317,739
                                                                               ===========   ===========

      Income (loss) from operations before other income:
          Products                                                                $42,107      $ 57,245
          Professional services                                                     9,631        16,383
          Corporate staff                                                         (53,232)      (44,768)
                                                                               -----------   -----------
      Income (loss) from operations before other income                            (1,494)       28,860
          Other income                                                              5,109         5,178
                                                                               -----------   -----------
      Income before income taxes                                                  $ 3,615      $ 34,038
                                                                               ===========   ===========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003

Financial information regarding geographic operations are presented in the table below (in thousands):

                                                                                   Three Months Ended
                                                                                         June 30,
                                                                                -------------------------
                                                                                   2003          2002
                                                                                -----------   -----------
       Revenues:
           United States                                                          $220,888      $264,985
           Europe and Africa                                                        68,687        64,896
           Other international operations                                           16,437        16,718
                                                                                -----------   -----------
       Total revenues                                                             $306,012      $346,599
                                                                                ===========   ===========


NOTE 5 - RESTRUCTURING CHARGE

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

The following table summarizes the restructuring charge as of March 31, 2003, and charges against the accrual during the first quarter of fiscal 2004 (in thousands):

                                                                                   Charges against
                                                                 Balance at       the accrual during      Balance at
                                                                  March 31,       the quarter ended        June 30,
                                                                    2003             June 30, 2003           2003
                                                                 ----------       ------------------      ----------
       Employee termination benefits                               $    698               $      346       $     352
       Facilities costs (primarily lease
         abandonments)                                               19,088                    1,636          17,452
       Legal, consulting and
         outplacement costs                                              15                        4              11
                                                                 ----------       ------------------      ----------

       Total restructuring accrual                                 $ 19,801               $    1,986       $  17,815
                                                                 ==========       ==================      ==========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003

NOTE 6 - INVESTMENTS IN PARTIALLY OWNED COMPANIES

The Company holds a 33.3% interest in CareTech Solutions, Inc. (CareTech). CareTech provides outsourcing for healthcare information technology organizations including data, voice, applications and data center operations. This investment is accounted for under the equity method. The Company records its share of income or loss against its net investment in CareTech.

At June 30, 2003 and March 31, 2003, the Company's carrying value of its investments in and advances to CareTech was $15,599,000 and $16,191,000, respectively. Included in the net investment at June 30, 2003 is a note receivable in the amount of $16,891,000 ($17,283,000 at March 31, 2003). The note is payable in quarterly installments through January 2012 and bears interest at 5.25%.

The Company has guaranteed lease obligations of CareTech up to $12,500,000. The Company has not recorded any liability related to these guarantees since it believes that CareTech will continue to meet its obligations.

CareTech's most significant customer is the Detroit Medical Center (DMC). The DMC has publicly announced it is having financial difficulties. The Company considered the financial situation of the DMC at June 30, 2003 (and at March 31, 2003) and concluded that no impairment reserve was warranted at that time.

The Company holds a 49% interest in ForeSee Results, Inc. (ForeSee). ForeSee was incorporated in October 2001 to provide online customer satisfaction management.

At June 30, 2003 and March 31, 2003, the Company's carrying value of its investments in and advances to ForeSee was $4,718,000 and $4,252,000, respectively. Included in the net investment at June 30, 2003 are notes receivable from ForeSee in the amount of $4,500,000 ($3,500,000 at March 31, 2003). The ForeSee notes bear interest at the prime rate (4.00% at June 30,
2003) and are due between June 2007 and June 2008. The Company has pledged $1,500,000 in additional loans to ForeSee, if needed, subject to approval by the ForeSee shareholders. The Company monitors the financial situation of ForeSee on a regular basis and has concluded that no impairment reserve was warranted at June 30, 2003 (or at March 31, 2003).

INDEPENDENT ACCOUNTANTS' REPORT


Compuware Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of June 30, 2003, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company and subsidiaries as of March 31, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated May 6, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP


Detroit, Michigan
July 21, 2003

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

This discussion contains certain forward-looking statements within the meaning of the federal securities laws which are identified by the use of the words "believes," "expects," "anticipates," "will," "contemplates," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those discussed below, contained elsewhere in this report and in our 2003 Form 10-K filed with the Securities and Exchange Commission, and could cause actual results to differ materially from the results implied by these or any other forward-looking statements made by us, or on our behalf. There can be no assurance that future results will meet expectations. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by applicable law, we do not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

o In 2002, we filed a lawsuit against International Business Machines Corporation (IBM) alleging, among other things, copyright infringement, misappropriation of trade secrets, intentional interference with contractual relations and economic expectancy, false advertising and various violations of the Lanham Act, as well as various anti-trust law violations. We claim that IBM has misappropriated portions of our software tools, used our technology to develop competing products, used its monopoly power to engage in unlawful tying arrangements and subverted competition on the merits. IBM has filed a counterclaim against us alleging violation of six of their patents. Pursuit of this litigation will be costly, time-consuming and may divert management's time and attention. Our legal expenses have increased substantially and our general and administrative expenses could further increase as a result of these factors. In addition, IBM may seek to influence our customers and potential customers to reduce or eliminate the amount of our products and services that they purchase, or our lawsuit against IBM may otherwise be viewed negatively by our customers and potential customers and cause them to refrain from buying our products and services. Any of the foregoing developments could adversely affect our position in the marketplace and our results of operations.
o While we are expanding our focus on distributed software products, a majority of our revenue from software products is dependent on our customers' continued use of IBM and IBM-compatible mainframe products and on the acceptance of our pricing structure for software licenses and maintenance. The pricing of our software licenses and maintenance is under constant pressure from customers and competitive vendors.
o Our operating margins may decline. We do not compile margin analysis other than on a segment basis. However, we are aware that operating expenses associated with our distributed systems products are higher than those associated with our traditional mainframe products. Since we believe the best opportunities for revenue growth are in the distributed systems market, product operating margins could experience more pressure. In addition, operating margins in the professional services business are significantly impacted by small fluctuations in revenue since most costs are fixed during any short term period.
o Our results could be adversely affected by increased competition and pricing pressures. We consider over 40 firms to be directly competitive with one or more of our products. These competitors include but are not limited to BMC Software, Inc., Borland, Computer Associates International, Inc., IBM and Mercury Interactive Corporation. Some of these competitors have substantially greater financial, marketing, recruiting and training resources than we do.
o In addition to the IBM claims discussed above, there can be no assurance that other third parties will not assert infringement claims against us in the future with respect to current and future products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



o The market for professional services is highly competitive, fragmented and characterized by low barriers to entry. Our principal competitors in professional services include but are not limited to Accenture, Computer Sciences Corporation, Electronic Data Systems Corporation, IBM Global Services, Analysts International Corporation, Keane, Inc. and numerous other regional and local firms in the markets in which we have professional services offices. Several of these competitors have substantially greater financial, marketing, recruiting and training resources than we do.
o Our success depends in part on our ability to develop product enhancements and new products which keep pace with continuing changes in technology and customer preferences.
o Approximately 25% to 30% of our total revenue is derived from foreign sources. This exposes us to exchange rate risks on foreign currencies and to other international risks such as the need to comply with foreign and U.S. export laws, and the uncertainty of certain foreign economies.
o We regard our software as proprietary and attempt to protect it with copyrights, trademarks, trade secret laws and restrictions on disclosure, copying and transferring title. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.
o We depend on key employees and technical personnel. The loss of certain key employees or our inability to attract and retain other qualified employees could have a material adverse effect on our business.
o Our quarterly financial results vary and may be adversely affected by certain relatively fixed costs. Our product revenues vary from quarter to quarter. Net income may be disproportionately affected by a fluctuation in revenues because only a small portion of our expenses varies with revenues.
o Historical seasonality in license revenue cannot be relied on as an indicator of future performance due to the current economic conditions affecting the IT industry.
o The slowdown in the world economy could continue for an extended period and could cause customers to further delay or forego decisions to license new products or upgrades to their existing environments or to reduce their requirements for professional services, and this could adversely affect our operating results.
o Acts of terrorism, acts of war and other unforeseen events may cause damage or disruption to our properties, employees, suppliers, distributors, resellers, and customers which could adversely affect our business and operating results.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of income as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                                                      Percentage of
                                                                     Total Revenues
                                                                 ----------------------    ------------
                                                                   Three Months Ended         Period-
                                                                        June 30,             to-Period
                                                                 ----------------------       Change
                                                                   2003          2002      ------------
                                                                 --------      --------
     REVENUE:
         Software license fees                                     18.1%         16.5%         (3.2)%
         Maintenance fees                                          33.2          30.5          (3.9)
         Professional services fees                                48.7          53.0         (18.9)
                                                                 --------      --------
            Total revenues                                        100.0         100.0         (11.7)
                                                                 --------      --------

     OPERATING EXPENSES:
         Cost of software license fees                              2.4           2.2           (3.2)
         Cost of professional services                             45.6          48.3          (16.7)
         Technology development and support                        13.1           9.2           25.9
         Sales and marketing                                       22.0          19.1            1.8
         Administrative and general                                17.4          12.9           18.9
                                                                 --------      --------
            Total operating expenses                              100.5          91.7           (3.2)
                                                                 --------      --------
     Income (loss) from operations                                 (0.5)          8.3         (105.2)
     Other income                                                   1.7           1.5           (1.3)
                                                                 --------      --------
     Income before income taxes                                     1.2           9.8          (89.4)
         Income tax provision                                       0.3           3.3          (91.3)
                                                                 --------      --------
     Net income                                                     0.9%          6.5%         (88.4)%
                                                                 ========      ========


     We operate in two business segments in the technology industry: products and professional services. We evaluate segment performance based primarily on segment contribution before corporate expenses. References to years are to fiscal years ended March 31.


     SOFTWARE PRODUCTS

     REVENUE

     Our products are designed to support four key activities within the application development process: development and integration, quality assurance, production readiness and performance management of the application to optimize performance in production. Product revenue consists of software license fees and maintenance fees and comprised 51.3% and 47.0% of total revenue during the first quarter of 2004 and 2003, respectively. OS/390 product revenue (mainframe revenue) decreased $8.9 million or 6.9% during the first quarter of 2004 to $119.2 million from $128.1 million during the first quarter of 2003. The decrease was partially offset by a $2.9 million, or 8.3%, increase in revenue from distributed software products during the first quarter of 2004 to $37.7 million from $34.8 million during the first quarter of 2003.

     The overall decline in product revenue from the first quarter of 2003 to 2004 was primarily attributable to the overall decrease in technology spending with extended closing cycles for

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


customer sales. License revenue decreased $1.9 million or 3.2% during the first quarter of 2004 to $55.3 million from $57.2 million during the first quarter of 2003. This decrease is attributable to the overall economic weakness in the technology market and to our inability to execute well within our sales structure as we segregated the new sales teams from a group focused on customer retention and relationship management. Maintenance fees decreased $4.1 million or 3.9% to $101.6 million during the first quarter of 2004 from $105.7 million during the first quarter of 2003. The decrease in maintenance fees was primarily attributable to lower license fees during both 2004 and 2003 resulting in minimal increases to the maintenance base and to market pressure on pricing.

We license software to customers using two types of software licenses, perpetual and term. Generally, perpetual software licenses allow customers a perpetual right to run our software on hardware up to a licensed aggregate MIPS (Millions of Instructions Per Second) capacity. Term licenses allow customers a right to run our software for a limited period of time on hardware up to a licensed aggregate MIPS capacity. Also, our customers purchase maintenance services that provide technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released during the maintenance period. Furthermore, based on business needs, customers are allowed to license additional software and purchase multiple years of maintenance in a single transaction (multi-year transactions). In support of these multi-year transactions, we allow extended payment terms to qualifying customers.

To recognize revenue for these multi-year transactions the contract price is allocated between maintenance revenue and license revenue. All license revenue associated with perpetual license agreements is recognized when the customer commits unconditionally to the transaction, the software products and quantities are fixed and the software has been shipped to the customer and collection is reasonably probable. License revenue associated with term transactions or with transactions that include an option to exchange or select products in the future is deferred and recognized over the term of the agreement. When the license portion is paid over a number of years, the license portion of the payment stream is discounted to its net present value. Interest income is recognized over the payment term. The maintenance revenue associated with all sales is deferred and is recognized over the applicable maintenance period.

Product revenue by geographic location is presented in the table below (in thousands):

                                                                 Three Months Ended June 30,
                                                               --------------------------------
                                                                    2003             2002
                                                               --------------   ---------------
         United States                                          $     86,205     $      98,185
         Europe and Africa                                            54,955            48,596
         Other international operations                               15,741            16,066
                                                               --------------   ---------------
         Total product revenue                                  $    156,901     $     162,847
                                                               ==============   ===============

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


PRODUCT CONTRIBUTION AND EXPENSES

Financial information for the product segment is as follows (in thousands):

                                                Three Months Ended June 30,
                                              --------------------------------
                                                    2003            2002
                                              ---------------  ---------------
        Revenue                                  $   156,901     $    162,847
        Expenses                                     114,794          105,602
                                              ---------------  ---------------
        Product contribution                     $    42,107     $     57,245
                                              ===============  ===============


The product segment generated contribution margins of 26.8% and 35.2% during the first quarter of 2004 and 2003, respectively. Product expenses include cost of software license fees, technology development and support costs, and sales and marketing expenses. These factors are discussed below.

Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers and the cost of author royalties. As a percentage of software license fees, cost of software license fees were 13.4% and 13.3% in the first quarter of 2004 and 2003, respectively.

Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support technology initiatives are also included here. As a percentage of product revenue, costs of technology development and support were 25.5% and 19.5% in the first quarter of 2004 and 2003, respectively.

Capitalization of internally developed software products begins when technological feasibility of the product is established. Before the capitalization of internally developed software products, total research and development expenditures for the first quarter of 2004 increased $8.4 million, or 24.1%, to $43.2 million from $34.8 million in the first quarter of 2003. The increase in these costs in the first quarter of 2004 was primarily attributable to an increase in salaries and bonuses associated with higher employee headcount which increased by 98 people to 1,519 people as of June 30, 2003 from 1,421 people as of June 30, 2002.

Sales and marketing costs consist primarily of personnel related costs associated with product direct sales and sales support, marketing for all our offerings, and personnel costs associated with new sales initiatives. For the first quarter of 2004, sales and marketing costs increased $1.2 million, or 1.8%, to $67.4 million from $66.2 million in the first quarter of 2003. The increase was primarily attributable to increased salaries and benefits, offset by decreased bonuses and commissions related to lower than anticipated license fees revenue. As a percentage of product revenue, sales and marketing costs were 42.9% and 40.6% in the first quarter of 2004 and 2003, respectively.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

PROFESSIONAL SERVICES

REVENUE

We offer a broad range of information technology professional services, including business systems analysis, design and programming, software conversion and system planning and consulting. Revenue from professional services decreased $34.7 million or 18.9% during the first quarter of 2004 to $149.1 million compared to $183.8 million in the first quarter of 2003. The decrease in revenue for 2004 was due, primarily, to a reduction in customer demand for professional services and to the wind down of contracts related to offices closed as a result of the March 2002 restructuring.

Professional services revenue by geographic location is presented in the table below (in thousands):

                                                             Three Months Ended June 30,
                                                          -----------------------------------
                                                               2003               2002
                                                          ----------------  -----------------
       United States                                         $    134,683      $     166,800
       Europe and Africa                                           13,732             16,300
       Other international operations                                 696                652
                                                          ----------------  -----------------
       Total professional services revenue                   $    149,111      $     183,752
                                                          ================  =================



PROFESSIONAL SERVICES CONTRIBUTION AND EXPENSES

Financial information for the professional services segment is as follows (in thousands):

                                                            Three Months Ended June 30,
                                                         ----------------------------------
                                                               2003              2002
                                                         ---------------  -----------------
       Revenue                                             $    149,111     $      183,752
       Expenses                                                 139,480            167,369
                                                         ---------------  -----------------
       Professional services contribution                  $      9,631     $       16,383
                                                         ===============  =================


During the first quarter of 2004, the professional services segment generated a contribution margin of 6.5%, compared to 8.9% during the first quarter of 2003. The decrease in professional services margin is primarily due to reduced customer demand for our services associated with the decline of the economy as a whole and the IT sector specifically.

Cost of professional services consists primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. The decrease in these costs from the first quarter of 2003 to the first quarter of 2004 is due, primarily, to reductions in staff, resulting in lower salaries and benefits, and decreased use of subcontractors for special services. The professional billable staff decreased 766 people to 5,011 people as of June 30, 2003 from 5,777 people at June 30, 2002.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

CORPORATE AND OTHER EXPENSES

Administrative and general expenses consist of costs associated with the operations and administration of the Company. These costs include the corporate executive, finance, human resources, legal and corporate communications departments. In addition, administrative and general costs include all facility-related costs, such as rent, maintenance, utilities, etc., associated with our local sales and professional services offices. Administrative and general expenses increased $8.5 million, or 18.9% during the first quarter of 2004 to $53.2 million from $44.8 million during the first quarter of 2003. External legal fees for all litigation, including IBM and other matters were $12.4 million and $3.1 million in the first quarter of 2004 and 2003, respectively.

Other income consists primarily of interest income and expense. Other income for the first quarter of 2004 was $5.1 million as compared to $5.2 million in the first quarter of 2003.

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax provision was $1.0 million in the first quarter of 2004, which represents an effective tax rate of 28%. This compares to an income tax provision of $11.6 million in the first quarter of 2003, which represents an effective tax rate of 34%. The decrease in the effective tax rate is primarily due to the greater effect from certain tax benefit items with the decline in income and the favorable settlements of certain tax issues.


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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


The following table summarizes the restructuring charge as of March 31, 2003, and charges against the accrual during the first quarter of fiscal 2004 (in thousands):

                                                                          Charges against
                                                        Balance at      the accrual during     Balance at
                                                         March 31,      the quarter ended       June 30,
                                                           2003           June 30, 2003           2003
                                                      -------------   ---------------------   ------------
Employee termination benefits                           $      698           $         346     $      352
Facilities costs (primarily lease
  abandonments)                                             19,088                   1,636         17,452
Legal, consulting and
  outplacement costs                                            15                       4             11
                                                      -------------   ---------------------   ------------

Total restructuring accrual                             $   19,801           $       1,986     $   17,815
                                                      =============   =====================   ============


MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2003. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our Annual Report on Form 10-K are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of that report. There have been no material changes to that information during the first quarter of 2004.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, cash and investments totaled approximately $614.4 million. During the first quarter of 2004 and the first quarter of 2003, cash flow from operations was $54.6 million and $96.1 million, respectively. The decrease was primarily due to lower collections on customer receivables due to the general decline in revenue over the last two years. During these periods, capital expenditures including property and equipment, capitalized research and software development, and purchased software totaled $29.4 million and $46.5 million, respectively.

On May 2, 2003, we entered into a $100 million revolving credit facility maturing in 364 days. If at any time the combined unencumbered liquid assets of the Company (as defined in the credit facility) are less than $200 million, the credit facility will be reduced to $50 million. Interest is payable at 1% over the Eurodollar rate or at the prime rate, at the Company's option. No

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)




borrowings have occurred or are planned under this facility. The terms of the credit facility contain, among other provisions, a covenant to maintain a minimum $1 billion consolidated net worth, and specific limitations on additional indebtedness, liens and merger activity.

On May 6, 2003, the Board of Directors authorized the repurchase of up to $125 million of our common stock. Purchases of stock occur on the open market, through negotiated or block transactions, periodically, based upon market and business conditions. We regularly evaluate market conditions for an opportunity to repurchase our stock. As of the filing date we have repurchased approximately 200,000 shares of our common stock under this program.

Although there were no acquisitions during the first quarter of 2004, management continues to evaluate business acquisition opportunities that fit our strategic plans.

We have relocated to our new corporate headquarters building. Final construction is continuing with total estimated costs of $350 million for the building and $50 million for furniture and fixtures. Annual depreciation expense will be approximately $17 million. This will be partially offset by the savings realized by the consolidation of our metro Detroit offices. Remaining cash outlays of approximately $50 million are expected to continue through December 2003. The remaining capital expenditures are intended to be funded using cash on hand and cash flow from operations.

In July 2003 we entered into an option and purchase agreement for our recently vacated building in Farmington Hills, Michigan. The option agreement allows the holder to commit to purchase the building for one year after the execution of this agreement. The option selling price of the building approximates the current net book value of $20 million for the building. If exercised, the holder would pay $5 million upon exercise and the remaining balance in five years with interest being paid monthly at 7% of the unpaid balance.

As discussed in Note 6 to the condensed consolidated financial statements, we regularly review the financial condition of our partially owned companies, inclusive of considering the companies' relationships with their major customers, to determine that the recorded amounts are appropriate and the investments (inclusive of the debt obligations) are not impaired. CareTech's most significant customer is the DMC. The DMC has publicly announced it is having financial difficulties. After consideration of all relevant factors, we concluded that no impairment reserve should be recorded at June 30, 2003.

We believe available cash resources together with cash flow from operations, will be sufficient to meet cash needs for the foreseeable future.

                     COMPUWARE CORPORATION AND SUBSIDIARIES


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. There have been no material changes to foreign exchange risk management strategy or marketable securities subsequent to March 31, 2003, therefore the market risks remain substantially unchanged since we filed the Annual Report on Form 10-K for the fiscal year ending March 31, 2003.


                         ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause the material information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (b) On May 2, 2003, we entered into a $100 million revolving credit facility maturing in 364 days. The terms of the credit facility contain, among other provisions, a covenant to maintain a minimum $1 billion consolidated net worth, which could limit our ability to pay cash dividends.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

               Exhibit
               Number   Description of Document

               4.2 Revolving Credit Agreement dated as of May 2, 2003, between Compuware Corporation and Comerica Bank (incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the fiscal year ended March 31, 2003)

               15       Independent Accountants' Awareness Letter

               31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

               31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

               32 Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.

         (b) Reports on Form 8-K.

               A Current Report on Form 8-K pursuant to Items 5 and 12 was filed on May 9, 2003 reporting that on May 7, 2003 the Company issued a press release announcing (i) its financial results for the year ended March 31, 2003 and certain other information; and
               (ii) the Company's Board of Directors authorized the repurchase of up to $125 million in the Company's common stock.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COMPUWARE CORPORATION


Date:     August 12, 2003             By: /s/ Joseph A. Nathan
          ---------------                 --------------------

                                              Joseph A. Nathan
                                              President
                                              (duly authorized officer)




Date:     August 12, 2003             By:  /s/ Laura L. Fournier
          ---------------                 ----------------------

                                               Laura L. Fournier
                                               Senior Vice President
                                               Chief Financial Officer

                               10-Q EXHIBIT INDEX



EXHIBIT NO.                           DESCRIPTION


  4.2 Revolving Credit Agreement dated as of May 2, 2003, between Compuware Corporation and Comerica Bank (incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the fiscal year ended March 31, 2003)

  15            Independent Accountants' Awareness Letter

  31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

  31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

  32 Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.