Form 10-Q
period 2003-09-30
COMPUWARE CORPORATION
filed 2003-11-12
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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


                   ONE CAMPUS MARTIUS, DETROIT, MI 48226-5099
           (Address of principal executive offices including zip code)

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

As of November 10th, 2003, there were outstanding 384,078,015 shares of Common Stock, par value $.01, of the registrant.




                               Page 1 of 31 pages

PART I.  FINANCIAL INFORMATION                                           Page
         ---------------------                                           ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         September 30, 2003 and March 31, 2003                            3

         Condensed Consolidated Statements of Operations
         for the three months and six months ended
         September 30, 2003 and 2002                                      4

         Condensed Consolidated Statements of Cash Flows
         for the six months ended September 30, 2003 and 2002             5

         Notes to Condensed Consolidated Financial
         Statements                                                       6

         Independent Accountants' Report                                 12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      23

Item 4.  Controls and Procedures                                         23


PART II. OTHER INFORMATION
         ------------------

Item 4.  Submission of Matters to a Vote of Security Holders             24

Item 6.  Exhibits and Reports on Form 8-K                                25

SIGNATURES                                                               26
----------

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)





                                                              SEPTEMBER 30,             MARCH 31,
              ASSETS                                              2003                    2003
                                                              -------------            -----------
                                                               (UNAUDITED)
 CURRENT ASSETS:
  Cash and cash equivalents                                   $     382,335            $   319,466
  Investments                                                       173,018                156,737
  Accounts receivable, net                                          401,378                515,819
  Deferred tax asset, net                                            30,667                 30,605
  Income taxes refundable, net                                       17,338                 10,853
  Prepaid expenses and other current assets                          18,655                 16,951
                                                              -------------            -----------
          Total current assets                                    1,023,391              1,050,431
                                                              -------------            -----------

INVESTMENTS                                                          88,471                 95,095
                                                              -------------            -----------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION AND AMORTIZATION                                     418,696                386,678
                                                              -------------            -----------

CAPITALIZED SOFTWARE, LESS ACCUMULATED
  AMORTIZATION                                                       47,401                 54,514
                                                              -------------            -----------

OTHER:
  Accounts receivable                                               263,560                260,735
  Deferred tax asset, net                                            23,399                 20,174
  Goodwill, net                                                     212,714                212,288
  Other                                                              28,490                 42,770
                                                              -------------            -----------
          Total other assets                                        528,163                535,967
                                                              -------------            -----------

TOTAL ASSETS                                                  $   2,106,122            $ 2,122,685
                                                              =============            ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                            $      27,169            $    37,588
  Accrued expenses                                                  133,647                134,579
  Deferred revenue                                                  289,146                296,998
                                                              -------------            -----------
          Total current liabilities                                 449,962                469,165

DEFERRED REVENUE                                                    293,896                299,079

ACCRUED EXPENSES                                                     20,626                 22,750
                                                              -------------            -----------
          Total liabilities                                         764,484                790,994
                                                              -------------            -----------

SHAREHOLDERS' EQUITY:
  Common stock                                                        3,841                  3,824
  Additional paid-in capital                                        712,926                704,190
  Retained earnings                                                 625,368                631,906
  Foreign currency translation adjustment                              (497)                (8,229)
                                                              -------------            -----------
          Total shareholders' equity                              1,341,638              1,331,691
                                                              -------------            -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $   2,106,122            $ 2,122,685
                                                              =============            ===========


See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                -----------------------          ------------------------
                                                   2003          2002               2003           2002
                                                ---------     ---------          ---------      ---------
REVENUES:
  Software license fees                         $  59,358     $  87,019          $ 114,683      $ 144,172
  Maintenance fees                                 99,397       103,037            200,973        208,731
  Professional services fees                      143,998       167,938            293,109        351,690
                                                ---------     ---------          ---------      ---------

       Total revenues                             302,753       357,994            608,765        704,593
                                                ---------     ---------          ---------      ---------

OPERATING EXPENSES:
  Cost of software license fees                     7,657         7,676             15,043         15,303
  Cost of professional services                   136,567       152,365            276,047        319,734
  Technology development and support               42,735        38,795             82,758         70,594
  Sales and marketing                              77,665        64,841            145,050        131,017
  Administrative and general                       54,597        46,919            107,829         91,687
                                                ---------     ---------          ---------      ---------

       Total operating expenses                   319,221       310,596            626,727        628,335
                                                ---------     ---------          ---------      ---------

INCOME (LOSS) FROM OPERATIONS                     (16,468)       47,398            (17,962)        76,258

OTHER INCOME                                        4,638         3,860              9,747          9,038
                                                ---------     ---------          ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES                 (11,830)       51,258             (8,215)        85,296

INCOME TAX PROVISION (BENEFIT)                     (3,312)       17,428             (2,300)        29,001
                                                ---------     ---------          ---------      ---------

NET INCOME (LOSS)                               $  (8,518)    $  33,830          $  (5,915)     $  56,295
                                                =========     =========          =========      =========

Basic earnings (loss) per share                 $   (0.02)    $    0.09          $   (0.02)     $    0.15
                                                =========     =========          =========      =========

Diluted earnings (loss) per share               $   (0.02)    $    0.09          $   (0.02)     $    0.15
                                                =========     =========          =========      =========




See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                         ---------------------------
                                                                            2003              2002
                                                                         ---------         ---------
 CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income (loss)                                                      $  (5,915)        $  56,295
  Adjustments to reconcile net income (loss) to cash provided by operations:
      Depreciation and amortization                                         25,336            27,402
      Tax benefit from exercise of stock options                               152               171
      Acquisition tax benefits                                               3,516             3,537
      Deferred income taxes                                                 (3,287)            9,089
      Other                                                                  8,310             7,934
      Net change in assets and liabilities:
        Accounts receivable                                                111,616            95,740
        Prepaid expenses and other current assets                           (1,704)             (433)
        Other assets                                                        (1,221)              128
        Accounts payable and accrued expenses                              (13,452)          (36,656)
        Deferred revenue                                                   (13,035)          (22,160)
        Income taxes                                                        (6,485)           28,221
                                                                         ---------         ---------
             Net cash provided by operating activities                     103,831           169,268
                                                                         ---------         ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of:
      Property and equipment:
           Headquarters facility                                           (40,314)          (86,817)
           Other                                                            (4,166)           (2,094)
      Capitalized software                                                  (5,440)           (5,578)
  Investments:
      Proceeds                                                             216,648            77,300
      Purchases                                                           (212,180)          (89,962)
                                                                         ---------         ---------
             Net cash used in investing activities                         (45,452)         (107,151)
                                                                         ---------         ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Net proceeds from exercise of stock options                                  942               565
  Contribution to stock purchase plans                                       4,544             5,720
  Repurchase of common stock                                                  (996)
                                                                         ---------         ---------
             Net cash provided by financing activities                       4,490             6,285
                                                                         ---------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   62,869            68,402

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           319,466           233,305
                                                                         ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 382,335         $ 301,707
                                                                         =========         =========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2003




NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances known at September 30, 2003, final amounts may differ from estimates.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2003 included in the Company's Annual Report to Shareholders on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at March 31, 2003 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2003



NOTE 2 - COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE

Earnings (Loss) per common share data were computed as follows (in thousands, except for per share data):

                                                            Three Months Ended              Six Months Ended
                                                               September 30,                   September 30,
                                                         -----------------------         -----------------------
                                                            2003          2002              2003         2002
                                                         ---------     ---------         ---------     ---------
BASIC EARNINGS (LOSS) PER SHARE:
--------------------------------
Numerator: Net income (loss)                             $  (8,518)    $  33,830         $  (5,915)    $  56,295
                                                         ---------     ---------         ---------     ---------
Denominator:
     Weighted-average common shares outstanding            382,591       375,931           382,556       375,907
                                                         ---------     ---------         ---------     ---------
Basic earnings (loss) per share                          $   (0.02)    $    0.09         $   (0.02)    $    0.15
                                                         =========     =========         =========     =========
DILUTED EARNINGS (LOSS) PER SHARE:
----------------------------------
Numerator: Net income (loss)                             $  (8,518)    $  33,830         $  (5,915)    $  56,295
                                                         ---------     ---------         ---------     ---------
Denominator:
     Weighted-average common shares outstanding            382,591       375,931           382,556       375,907
     Dilutive effect of stock options                         --             757              --           1,785
                                                         ---------     ---------         ---------     ---------
     Total shares                                          382,591       376,688           382,556       377,692
                                                         ---------     ---------         ---------     ---------
Diluted earnings (loss) per share                        $   (0.02)    $    0.09         $   (0.02)    $    0.15
                                                         =========     =========         =========     =========

During the three months ended September 30, 2003 and 2002, stock options and a warrant to purchase a total of approximately 63,425,000 and 65,673,000 shares, respectively, were excluded from the diluted earnings (loss) per share calculation because they were anti-dilutive. During the six months ended September 30, 2003 and 2002, stock options and a warrant to purchase a total of approximately 63,425,000 and 64,757,000 shares, respectively, were excluded from the diluted earnings (loss) per share calculation because they were anti-dilutive.

Through September 30, 2003, in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applied APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Stock options are granted at current market prices at the date of grant, therefore, no compensation cost has been recognized for its plans. If compensation cost for the Company's plans had been determined based on the fair value at the grant dates for the three months ended September 30, 2003 and 2002, consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except for per share data):

                                                   Three Months Ended                  Six Months Ended
                                                      September 30,                      September 30,
                                               -------------------------          --------------------------
                                                  2003           2002                2003            2002
                                               ----------     ----------          ----------      ----------
Net income (loss):
  As reported                                  $   (8,518)    $   33,830          $   (5,915)     $   56,295
  Compensation cost, net of tax                    (7,015)       (13,198)            (17,007)        (25,123)
                                               ----------     ----------          ----------      ----------
  Pro forma                                    $  (15,533)    $   20,632          $  (22,922)     $   31,172
                                               ==========     ==========          ==========      ==========
Earnings (loss) per share:
  As reported:
     Basic earnings (loss) per share           $    (0.02)    $     0.09          $    (0.02)     $     0.15
     Diluted earnings (loss) per share              (0.02)          0.09               (0.02)           0.15
  Pro forma:
     Basic earnings (loss) per share                (0.04)          0.05               (0.06)           0.08
     Diluted earnings (loss) per share              (0.04)          0.05               (0.06)           0.08

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2003




The pro forma amounts for compensation cost may not be indicative of the effects on net income (loss) and earnings (loss) per share for future years.


NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes foreign currency translation gains and losses that have been excluded from net income (loss) and reflected in equity. Total comprehensive income (loss) is summarized as follows (in thousands):

                                               Three Months Ended                 Six Months Ended
                                                  September 30,                      September 30,
                                            -----------------------            -----------------------
                                              2003           2002                2003           2002
                                            --------       --------            --------       --------
Net income (loss)                           $ (8,518)      $ 33,830            $ (5,915)      $ 56,295
Foreign currency translation
     adjustment, net of tax                    1,502         (2,126)              7,732          4,197
                                            --------       --------            --------       --------
Total comprehensive income (loss)           $ (7,016)      $ 31,704            $  1,817       $ 60,492
                                            ========       ========            ========       ========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2003



NOTE 4 - SEGMENTS

Compuware operates in two business segments in the technology industry: products and professional services. The Company provides software products and professional services to IT organizations that help IT professionals efficiently develop, implement and support the applications that run their businesses.

Financial information for the Company's business segments is as follows (in thousands):



                                             Three Months Ended            Six Months Ended
                                                September 30,                September 30,
                                           ----------------------       -----------------------
                                              2003         2002            2003          2002
                                           ---------    ---------       ---------     ---------
Revenues:
    Products:
       Mainframe                           $ 121,023    $ 154,079       $ 240,254     $ 282,136
       Distributed systems                    37,732       35,977          75,402        70,767
                                           ---------    ---------       ---------     ---------
          Total product revenue              158,755      190,056         315,656       352,903
    Professional services                    143,998      167,938         293,109       351,690
                                           ---------    ---------       ---------     ---------
Total revenues                             $ 302,753    $ 357,994       $ 608,765     $ 704,593
                                           =========    =========       =========     =========

Operating expenses:
    Products                               $ 128,057    $ 111,312       $ 242,851     $ 216,914
    Professional services                    136,567      152,365         276,047       319,734
    Corporate staff                           54,597       46,919         107,829        91,687
                                           ---------    ---------       ---------     ---------
Total operating expenses                   $ 319,221    $ 310,596       $ 626,727     $ 628,335
                                           =========    =========       =========     =========

Income (loss) from operations
  before other income:
    Products                               $  30,698    $  78,744       $  72,805     $ 135,989
    Professional services                      7,431       15,573          17,062        31,956
    Corporate staff                          (54,597)     (46,919)       (107,829)      (91,687)
                                           ---------    ---------       ---------     ---------
Income (loss) from operations
  before other income                        (16,468)      47,398         (17,962)       76,258
    Other income                               4,638        3,860           9,747         9,038
                                           ---------    ---------       ---------     ---------
Income (loss) before income taxes          $ (11,830)   $  51,258       $  (8,215)    $  85,296
                                           =========    =========       =========     =========



Financial information regarding geographic operations is presented in the table below (in thousands):


                                             Three Months Ended            Six Months Ended
                                                September 30,                 September 30,
                                           ----------------------       -----------------------
                                              2003         2002            2003          2002
                                           ---------    ---------       ---------     ---------
Revenues:
    United States                          $ 217,566    $ 263,517       $ 438,451     $ 528,505
    Europe and Africa                         65,050       73,021         133,744       137,916
    Other international operations            20,137       21,456          36,570        38,172
                                           ---------    ---------       ---------     ---------
Total revenues                             $ 302,753    $ 357,994       $ 608,765     $ 704,593
                                           =========    =========       =========     =========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2003



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

The following table summarizes the restructuring accrual as of March 31, 2003, and charges against the accrual during the first six months of fiscal 2004 (in thousands):


                                                           Charges against     Charges against
                                          Balance at     the accrual during   the accrual during      Balance at
                                           March 31,     the quarter ended    the quarter ended      September 30,
                                             2003          June 30, 2003      September 30, 2003         2003
                                       ---------------   ------------------   ------------------    ---------------
Employee termination benefits          $           698   $              346    $              73    $           279
Facilities costs (primarily lease
  abandonments)                                 19,088                1,636                1,474             15,978
Legal, consulting and
  outplacement costs                                15                    4                    1                 10
                                       ---------------   ------------------   ------------------    ---------------

Total restructuring accrual            $        19,801   $            1,986   $            1,548    $        16,267
                                       ===============   ==================   ==================    ===============


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

At September 30, 2003 and March 31, 2003, the Company's carrying value of its investments in and advances to CareTech was $19,261,000 and $16,191,000, respectively. Included in the net investment at September 30, 2003 is a note receivable in the amount of $16,494,000 ($17,283,000 at March 31, 2003), an equity investment recorded value of negative $1,299,000 and accounts receivable due from CareTech of $4,066,000. The note is payable in quarterly installments through January 2012 and bears interest at 5.25%.

The Company has guaranteed lease obligations of CareTech up to $12,500,000. The Company has not recorded any liability related to these guarantees since it believes that CareTech will continue to meet its obligations. At September 30, 2003, outstanding lease obligations were approximately $4,500,000.

CareTech's most significant customer is the Detroit Medical Center and Subsidiaries (DMC). The DMC has publicly announced that it is having financial difficulties. The Company considered the financial situation of the DMC at September 30, 2003 (and at March 31, 2003)

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2003



and concluded that no impairment charge or valuation allowance related to our investment in and receivables due from CareTech was warranted at that time. Nonetheless, it is reasonably possible that the estimate of cash flows may change in the near term resulting in the need to writedown the investment to fair value and/or record a valuation allowance related to the receivables. Additionally, if CareTech's situation changes and the Company agrees to extend additional credit or loans to CareTech to support their cash flow needs, CareTech may be considered a variable interest entity and the Company may need to consolidate CareTech's operations with its other subsidiaries.

The Company holds a 49% interest in ForeSee Results, Inc. (ForeSee). ForeSee was incorporated in October 2001 to provide online customer satisfaction management.

At September 30, 2003 and March 31, 2003, the Company's carrying value of its investments in and advances to ForeSee was $4,758,000 and $4,252,000, respectively. Included in the net investment at September 30, 2003 are notes receivable from ForeSee in the amount of $5,000,000 ($3,500,000 at March 31, 2003), an equity investment recorded value of negative $391,000 and accounts receivable due from ForeSee of $149,000. The ForeSee notes bear interest at the prime rate (4.00% at September 30, 2003) and are due between June 2007 and September 2008. The Company has pledged $1,000,000 in additional loans to ForeSee, if needed, subject to approval by the ForeSee shareholders. During the second quarter of fiscal 2004, the Company's equity investment in ForeSee was reduced to zero. At that point, the Company began recording 100% of the losses sustained by ForeSee as a reduction to the Company's outstanding advances to ForeSee since the Company is uncertain whether the other investors are willing or able to sustain their share of the losses. The Company continues to monitor the financial situation of ForeSee on a regular basis and has concluded that no impairment reserve was warranted at September 30, 2003 (or at March 31, 2003).

INDEPENDENT ACCOUNTANTS' REPORT


Compuware Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of September 30, 2003 and the related condensed consolidated statements of operations for the three-month and six-month periods and cash flows for the six-month period ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company and subsidiaries as of March 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated May 6, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP


Detroit, Michigan
November 11, 2003

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

- In 2002, we filed a lawsuit against International Business Machines Corporation (IBM) alleging, among other things, copyright infringement, misappropriation of trade secrets, intentional interference with contractual relations and economic expectancy, false advertising and various violations of the Lanham Act, as well as various anti-trust law violations. We claim that IBM has misappropriated portions of our software tools, used our technology to develop competing products, used its monopoly power to engage in unlawful tying arrangements and subverted competition on the merits. IBM has filed a counterclaim against us alleging violation of six of their patents. Pursuit of this litigation will be costly, time-consuming and may divert management's time and attention. Our legal expenses have increased substantially and our administrative and general expenses could further increase as a result of these factors. In addition, IBM may seek to influence our customers and potential customers to reduce or eliminate the amount of our products and services that they purchase, or our lawsuit against IBM may otherwise be viewed negatively by our customers and potential customers and cause them to refrain from buying our products and services. Any of the foregoing developments could adversely affect our position in the marketplace and our results of operations.
- While we are expanding our focus on distributed software products, a majority of our revenue from software products is dependent on our customers' continued use of IBM and IBM-compatible mainframe products and on the acceptance of our pricing structure for software licenses and maintenance. The pricing of our software licenses and maintenance is under constant pressure from customers and competitive vendors.
- In addition to the IBM claims discussed above, there can be no assurance that other third parties will not assert infringement claims against us in the future with respect to current and future products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation.
- Our operating margins may decline. We do not regularly compile margin analysis other than on a segment basis. However, we are aware that operating expenses associated with our distributed systems products are higher than those associated with our traditional mainframe products. Since we believe the best opportunities for revenue growth are in the distributed systems market, product operating margins could experience more pressure. In addition, operating margins in the professional services business are significantly impacted by small fluctuations in revenue since most costs are fixed during any short term period.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)




- Our results could be adversely affected by increased competition and pricing pressures. We consider over 40 firms to be directly competitive with one or more of our products. These competitors include but are not limited to BMC Software, Inc., Borland, Computer Associates International, Inc., IBM and Mercury Interactive Corporation. Some of these competitors have substantially greater financial, marketing, recruiting and training resources than we do.
- The market for professional services is highly competitive, fragmented and characterized by low barriers to entry. Our principal competitors in professional services include but are not limited to Accenture, Computer Sciences Corporation, Electronic Data Systems Corporation, IBM Global Services, Analysts International Corporation, Keane, Inc. and numerous other regional and local firms in the markets in which we have professional services offices. Several of these competitors have substantially greater financial, marketing, recruiting and training resources than we do.
- Our success depends in part on our ability to develop product enhancements and new products which keep pace with continuing changes in technology and customer preferences.
- Approximately 25% to 30% of our total revenue is derived from foreign sources. This exposes us to exchange rate risks on foreign currencies and to other international risks such as the need to comply with foreign and U.S. export laws, and the uncertainty of certain foreign economies.
- We regard our software as proprietary and attempt to protect it with copyrights, trademarks, trade secret laws and/or restrictions on disclosure, copying and transferring title. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.
- We depend on key employees and technical personnel. The loss of certain key employees or our inability to attract and retain other qualified employees could have a material adverse effect on our business.
- Our quarterly financial results vary and may be adversely affected by certain relatively fixed costs. Our product revenues vary from quarter to quarter. Net income may be disproportionately affected by a fluctuation in revenues because only a small portion of our expenses varies with revenues.
- Historical seasonality in license revenue cannot be relied on as an indicator of future performance due to the current economic conditions affecting the IT industry.
- The slowdown in the world economy could continue for an extended period and could cause customers to further delay or forego decisions to license new products or upgrades to their existing environments or to reduce their requirements for professional services, and this could adversely affect our operating results.
- Acts of terrorism, acts of war and other unforeseen events may cause damage or disruption to our properties, employees, suppliers, distributors, resellers and customers which could adversely affect our business and operating results.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)




RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:


                                                Percentage of                             Percentage of
                                                Total Revenues                           Total Revenues
                                           ------------------------                 ------------------------
                                              Three Months Ended                       Six Months Ended
                                                 September 30,         Period-           September 30,          Period-
                                           ------------------------   to-Period     ------------------------   to-Period
                                              2003          2002        Change         2003          2002        Change
                                           ----------    ----------   ----------    ----------    ----------   ----------
REVENUE:
    Software license fees                     19.6%         24.3%       (31.8)%        18.8%         20.5%       (20.5)%
    Maintenance fees                          32.8          28.8         (3.5)         33.0          29.6         (3.7)
    Professional services fees                47.6          46.9        (14.3)         48.2          49.9        (16.7)
                                           ----------    ----------                 ----------    ----------
       Total revenues                        100.0         100.0        (15.4)        100.0         100.0        (13.6)
                                           ----------    ----------                 ----------    ----------

OPERATING EXPENSES:
    Cost of software license fees              2.5           2.2         (0.2)          2.5           2.2         (1.7)
    Cost of professional services             45.1          42.6        (10.4)         45.4          45.4        (13.7)
    Technology development and support        14.1          10.8         10.2          13.6          10.0         17.2
    Sales and marketing                       25.7          18.1         19.8          23.8          18.6         10.7
    Administrative and general                18.0          13.1         16.4          17.7          13.0         17.6
                                           ----------    ----------                 ----------    ----------
       Total operating expenses              105.4          86.8          2.8         103.0          89.2         (0.3)
                                           ----------    ----------                 ----------    ----------
Income (loss) from operations                 (5.4)         13.2       (134.7)         (3.0)         10.8       (123.6)
Other income                                   1.5           1.1         20.2           1.6           1.3          7.8
                                           ----------    ----------                 ----------    ----------
Income (loss) before income taxes             (3.9)         14.3       (123.1)         (1.4)         12.1       (109.6)
    Income tax provision (benefit)            (1.1)          4.9       (119.0)         (0.4)          4.1       (107.9)
                                           ----------    ----------                 ----------    ----------
Net income (loss)                             (2.8)%         9.4%      (125.2)%        (1.0)%         8.0%      (110.5)%
                                           ==========    ==========                 ==========    ==========


We operate in two business segments in the technology industry: products and professional services. We evaluate segment performance based primarily on segment contribution before corporate expenses. References to years are to fiscal years ended March 31.

We experienced operating losses during the first and second quarters of 2004. While we still believe it is important to maintain our professional services staff and to increase our sales and technology staff levels to take advantage of an improving marketplace, we also believe it is imperative that we modify our cost structure in response to the reductions in revenues we have experienced during the past several quarters. Therefore, in late October 2003, we implemented a cost reduction strategy that includes salary reductions for executive management and most employees, additional employee contributions toward healthcare, elimination of company sponsored holiday events and a review of other expenses. These measures are intended to save a total of $10 million to $15 million each quarter, starting in the third quarter of 2004. Savings in the third quarter of 2004 will be less than the full projected amount due to the timing of these reductions. These cost reductions will have varying effects on the various components of our business. We will reevaluate these changes at the end of the fourth quarter. The expected effects are discussed throughout this report.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



SOFTWARE PRODUCTS

REVENUE

Our products are designed to support four key activities within the application development process: development and integration, quality assurance, production readiness and performance management of the application to optimize performance in production. Product revenue which consists of software license fees and maintenance fees, comprised 52.4% and 53.1% of total revenue during the second quarter of 2004 and 2003, respectively, and 51.8% and 50.1% of total Company revenue during the first six months of 2004 and 2003. OS/390 product revenue (mainframe revenue) decreased $33.1 million or 21.5% during the second quarter of 2004 to $121.0 million from $154.1 million during the second quarter of 2003 and decreased $41.8 million or 14.8% during the first six months of 2004 to $240.3 million from $282.1 million during the first six months of 2003. The decrease was partially offset by a $1.7 million, or 4.9%, increase in revenue from distributed software products during the second quarter of 2004 to $37.7 million from $36.0 million during the second quarter of 2003, and a $4.6 million, or 6.5%, increase during the first six months of 2004 to $75.4 million from $70.8 million during the first six months of 2003.

License revenue decreased $27.6 million or 31.8% during the second quarter of 2004 to $59.4 million from $87.0 million during the second quarter of 2003 and decreased $29.5 million or 20.5% during the first six months of 2004 to $114.7 million from $144.2 million during the first six months of 2003. This decrease is attributable to the overall economic weakness in the technology market. We have significantly less revenue from licenses for additional capacity compared to prior years. Maintenance fees decreased $3.6 million or 3.5% to $99.4 million during the second quarter of 2004 from $103.0 million during the second quarter of 2003 and decreased $7.7 million or 3.7% during the first six months of 2004 to $201.0 million from $208.7 million during the first six months of 2003. The decrease in maintenance fees was primarily attributable to lower license fees during both 2004 and 2003 resulting in minimal increases to the maintenance base and to market pressure on pricing.

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

Product revenue by geographic location is presented in the table below (in thousands):

                                                  Three Months Ended                 Six Months Ended
                                                     September 30,                      September 30,
                                               -----------------------             -----------------------
                                                 2003           2002                 2003           2002
                                               --------       --------             --------       --------
United States                                  $ 88,198       $112,725             $174,401       $210,913
Europe and Africa                                51,154         56,471              106,116        105,066
Other international operations                   19,403         20,860               35,139         36,924
                                               --------       --------             --------       --------
Total product revenue                          $158,755       $190,056             $315,656       $352,903
                                               ========       ========             ========       ========




PRODUCT CONTRIBUTION AND EXPENSES

Financial information for the product segment is as follows (in thousands):

                                                 Three Months Ended                    Six Months Ended
                                                    September 30,                        September 30,
                                               -----------------------             -----------------------
                                                 2003           2002                 2003            2002
                                               --------       --------             --------       --------
Revenue                                        $158,755       $190,056             $315,656       $352,903
Expenses                                        128,057        111,312              242,851        216,914
                                               --------       --------             --------       --------
Product contribution                           $ 30,698       $ 78,744             $ 72,805       $135,989
                                               ========       ========             ========       ========



The product segment generated contribution margins of 19.3% and 41.4% during the second quarter of 2004 and 2003, respectively, and 23.1% and 38.5% during the first six months of 2004 and 2003, respectively. Product expenses include cost of software license fees, technology development and support costs, and sales and marketing expenses. These factors are discussed below.

Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers and the cost of author royalties. As a percentage of software license fees, cost of software license fees were 12.9% and 8.8% in the second quarter of 2004 and 2003, respectively, and 13.1% and 10.6% in the first six months of 2004 and 2003, respectively. These increases are a result of the decline in license revenue compared to the prior year.

Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Also included here are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support technology initiatives. As a percentage of product revenue, costs of technology development and support were 26.9% and 20.4% in the second quarter of 2004 and 2003, respectively, and 26.2% and 20.0% during the first six months of 2004 and 2003, respectively.

Capitalization of internally developed software products begins when technological feasibility of the product is established. Before the capitalization of internally developed software products, total research and development expenditures for the second quarter of 2004 increased $3.6 million, or 8.8%, to $45.0 million from $41.4 million in the second quarter of 2003, and for the

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



first six months of 2004 increased $12.0 million, or 15.8%, to $88.2 million from $76.2 million in the first six months of 2003. The increases in these costs for 2004 were primarily attributable to an increase in compensation associated with higher employee headcount in this area which increased by 107 people to 1,534 people as of September 30, 2003 from 1,427 people as of September 30, 2002. In late October 2003, we implemented cost reduction strategies. We expect these strategies to result in a reduction of technology development and support costs totaling approximately $400,000 during the third quarter and $900,000 during the fourth quarter.

Sales and marketing costs consist primarily of personnel related costs associated with product direct sales and sales support, marketing for all our offerings, and personnel costs associated with new sales initiatives. For the second quarter of 2004, sales and marketing costs increased $12.9 million, or 19.8%, to $77.7 million from $64.8 million in the second quarter of 2003 and for the first six months of 2004 increased $14.1 million, or 10.7% to $145.1 million from $131.0 million in the first six months of 2003. The increases in these costs for 2004 were primarily attributable to higher marketing costs related to the promotion of products in the distributed software marketplace and increased salaries, benefits and travel costs associated with the increase in our direct sales force. Employee headcount in this area increased by 132 people to 1,918 people as of September 30, 2003 from 1,786 people as of September 30, 2002. As a percentage of product revenue, sales and marketing costs were 48.9% and 34.1% in the second quarter of 2004 and 2003, respectively, and 46.0% and 37.1% in the first six months of 2004 and 2003, respectively. In late October 2003, we implemented cost reduction strategies. We expect these measures to result in a reduction of sales and marketing costs totaling approximately $900,000 during the third quarter and $1.6 million during the fourth quarter.


PROFESSIONAL SERVICES

REVENUE

We offer a broad range of information technology professional services, including business systems analysis, design and programming, software conversion and system planning and consulting. Revenue from professional services decreased $23.9 million or 14.3% during the second quarter of 2004 to $144.0 million compared to $167.9 million in the second quarter of 2003, and decreased $58.6 million or 16.7% during the first six months of 2004 to $293.1 million from $351.7 million during the first six months of 2003. The decrease in revenue for 2004 was due, primarily, to a reduction in demand for professional services as customers postpone large projects, and to the highly competitive nature of the professional services market and the resulting downward pressure on our billing rates. Included in professional services revenue was approximately $5.3 million and $11.1 million for the second quarter and first six months of 2004, respectively, related to services provided as subcontractors to CareTech.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Professional services revenue by geographic location is presented in the table below (in thousands):

                                                     Three Months Ended                 Six Months Ended
                                                        September 30,                     September 30,
                                                   ----------------------            -----------------------
                                                     2003          2002                2003           2002
                                                   --------      --------            --------       --------
United States                                      $129,368      $150,792            $264,050       $317,592
Europe and Africa                                    13,896        16,550              27,628         32,850
Other international operations                          734           596               1,431          1,248
                                                   --------      --------            --------       --------
Total professional services revenue                $143,998      $167,938            $293,109       $351,690
                                                   ========      ========            ========       ========



PROFESSIONAL SERVICES CONTRIBUTION AND EXPENSES

Financial information for the professional services segment is as follows (in thousands):

                                                     Three Months Ended                 Six Months Ended
                                                        September 30,                     September 30,
                                                   ----------------------            -----------------------
                                                     2003          2002                2003            2002
                                                   --------      --------            --------       --------
Revenue                                            $143,998      $167,938            $293,109       $351,690
Expenses                                            136,567       152,365             276,047        319,734
                                                   --------      --------            --------       --------
Professional services contribution                 $  7,431      $ 15,573            $ 17,062       $ 31,956
                                                   ========      ========            ========       ========


During the second quarter of 2004, the professional services segment generated a contribution margin of 5.2%, compared to 9.3% during the second quarter of 2003. The professional services contribution margin was 5.8% and 9.1% for the first six months of 2004 and 2003, respectively. The decrease in professional services margin is primarily due to reduced customer demand for our services associated with the decline of the economy as a whole and the IT sector specifically, while the costs of professional services, many of which are fixed, did not decrease proportionately.

Cost of professional services consists primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. The decrease in these costs from the second quarter of 2003 to the second quarter of 2004 is due, primarily, to reductions in staff, resulting in lower salaries and benefits, decreased travel, and decreased use of subcontractors for special services. The professional billable staff decreased 526 people to 4,897 people as of September 30, 2003 from 5,423 people at September 30, 2002. In late October 2003, we implemented cost reduction strategies. We expect these measures to result in a reduction of professional services costs totaling approximately $6.5 million during the third quarter and $11.2 million during the fourth quarter.


CORPORATE AND OTHER EXPENSES

Administrative and general expenses consist of costs associated with the operations and administration of the Company. These costs include the corporate executive, finance, human resources, legal and corporate communications departments. In addition, administrative and general costs include all facility-related costs, such as rent, building depreciation, maintenance, utilities, etc., associated with our local sales and professional services offices. Administrative and general expenses increased $7.7 million, or 16.4% during the second quarter of 2004 to $54.6 million from $46.9 million during the second quarter of 2003, and increased $16.1 million or 17.6% during the first six months of 2004 to $107.8 million from $91.7 million in the first six

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


months of 2003. External legal fees for all litigation, including IBM and other matters were $11.7 million and $3.9 million in the second quarter of 2004 and 2003, respectively, and $24.1 million and $7.0 million in the first six months of 2004 and 2003, respectively. In late October 2003, we implemented cost reduction strategies. We expect these measures to result in a reduction to administrative and general costs totaling approximately $3.2 million during the third quarter and $2.2 million during the fourth quarter.

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax benefit was $3.3 million in the second quarter of 2004 and $2.3 million for the first six months of 2004, which represents an effective tax rate of 28%. This compares to an income tax provision of $17.4 million in the second quarter of 2003 and $29.0 million for the first six months of 2003, which represents an effective tax rate of 34%. The decrease in the effective tax rate is primarily due to the greater effect from certain tax benefit items with the decline in income and the favorable settlements of certain tax issues.


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

The following table summarizes the restructuring accrual as of March 31, 2003, and charges against the accrual during the first and second quarters of fiscal 2004 (in thousands):

                                                          Charges against      Charges against
                                         Balance at      the accrual during   the accrual during      Balance at
                                          March 31,      the quarter ended    the quarter ended      September 30,
                                            2003           June 30, 2003      September 30, 2003         2003
                                       ---------------   ------------------   ------------------    ---------------
Employee termination benefits          $           698   $              346   $               73    $           279
Facilities costs (primarily lease
  abandonments)                                 19,088                1,636                1,474             15,978
Legal, consulting and
  outplacement costs                                15                    4                    1                 10
                                       ---------------   ------------------   ------------------    ---------------

Total restructuring accrual            $        19,801   $            1,986   $            1,548    $        16,267
                                       ===============   ==================   ==================    ===============

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at September 30, 2003. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our Annual Report on Form 10-K are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of that report. There have been no material changes to that information during the second quarter of 2004.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, cash and investments totaled approximately $643.8 million. During the first six months of 2004 and 2003, cash flow from operations was $103.8 million and $169.3 million, respectively. The decrease was primarily due to lower collections on customer receivables due to the general decline in revenue over the last two years. During these periods, capital expenditures including property and equipment, capitalized research and software development, and purchased software totaled $49.9 million and $94.5 million, respectively.

On May 2, 2003, we entered into a $100 million revolving credit facility maturing in 364 days. If at any time the combined unencumbered liquid assets of the Company (as defined in the credit facility) are less than $200 million, the credit facility will be reduced to $50 million. Interest is payable at 1% over the Eurodollar rate or at the prime rate, at the Company's option. No borrowings have occurred or are planned under this facility. The terms of the credit facility contain, among other provisions, a covenant to maintain a minimum $1 billion consolidated net worth, and specific limitations on additional indebtedness, liens and merger activity.

On May 6, 2003, the Board of Directors authorized the repurchase of up to $125 million of our common stock. Purchases of stock occur on the open market, through negotiated or block transactions, periodically, based upon market and business conditions. We regularly evaluate market conditions for an opportunity to repurchase our stock. During the second quarter of 2004, we repurchased 200,500 shares of our common stock under this program.

Although there were no acquisitions during the second quarter of 2004, management continues to evaluate business acquisition opportunities that fit our strategic plans.

We have relocated to our new corporate headquarters building. Final construction is continuing with total estimated costs of $350 million for the building and $50 million for furniture and fixtures. Annual depreciation expense is approximately $16 million. This is partially offset by the savings realized by the consolidation of our metro Detroit offices. The remaining cash outlays of approximately $33 million are expected to occur in the third quarter of fiscal 2004 and are intended to be funded using cash on hand and cash flow from operations.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



In July 2003 we entered into an option and purchase agreement for our recently vacated building in Farmington Hills, Michigan. For one year after the execution of this agreement, the holder has the option to purchase the building. The option selling price of the building approximates the current net book value of $20 million for the building. If exercised, the holder would pay $5 million upon exercise and the remaining balance in five years with interest being paid monthly at 7% of the unpaid balance.

As discussed in Note 6 to the condensed consolidated financial statements, we regularly review the financial condition of our partially owned companies, inclusive of considering the companies' relationships with their major customers, to determine that the recorded amounts are appropriate and the investments (inclusive of the debt obligations) are not impaired. CareTech's most significant customer is the Detroit Medical Center and Subsidiaries (DMC). The DMC has publicly announced it is having financial difficulties. After consideration of all relevant factors, we concluded that no impairment charge or valuation allowance related to our investment in and receivables due from CareTech should be recorded at September 30, 2003. Nonetheless, it is reasonably possible that the estimate of cash flows may change in the near term resulting in the need to writedown the investment to fair value and/or record a valuation allowance related to the receivables. At September 30, 2003, our total investment at risk associated with CareTech is $19.3 million, consisting of an equity investment recorded value of negative $1.3 million, a note receivable balance due from CareTech of $16.5 million and accounts receivable due from CareTech of $4.1 million. Additionally, if CareTech's situation changes and we agree to extend additional credit or loans to CareTech to support their cash flow needs, CareTech may be considered a variable interest entity and we may need to consolidate CareTech's operations with our other subsidiaries.

We believe available cash resources together with cash flow from operations, will be sufficient to meet cash needs for the foreseeable future.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. There have been no material changes to our foreign exchange risk management strategy or our investment standards subsequent to March 31, 2003, therefore the market risks remain substantially unchanged since we filed the Annual Report on Form 10-K for the fiscal year ending March 31, 2003.


                         ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause the material information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on August 26, 2003 at the Company's headquarters. The only matter voted upon at the meeting was the election of directors. Each of the nominees was elected to hold office for one year until the 2004 Annual Meeting of Shareholders or until their successors are elected and qualified. The results of the voting at the meeting are as follows:

Nominee for Director          Total Votes For           Total Votes Withheld
--------------------          ---------------           --------------------
Dennis W. Archer                321,466,243                 19,806,929
Gurminder S. Bedi               324,571,643                 16,701,529
Elizabeth A. Chappell           314,233,577                 27,039,595
Elaine K. Didier                315,483,024                 25,790,148
William O. Grabe                322,161,644                 19,111,528
William R. Halling              315,567,518                 25,705,654
Peter Karmanos, Jr.             319,152,184                 22,120,988
Faye Alexander Nelson           317,820,777                 23,452,395
Glenda D. Price                 314,698,949                 26,574,223
W. James Prowse                 263,325,750                 77,947,422
G. Scott Romney                 324,057,640                 17,215,532
Lowell P. Weicker, Jr.          321,117,246                 20,155,926


The total number of the Company's common shares issued and outstanding and entitled to be voted at the Annual Meeting was 382,682,011 shares. The total number of shares voted at the Annual Meeting was 341,273,172 or 89.2% of the shares outstanding and eligible to vote.

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

                  15       Independent Accountants' Awareness Letter

                  31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

                  31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

                  32 Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.



         (b) Reports on Form 8-K.

                  A Current Report on Form 8-K pursuant to Items 5 and 12 was filed on September 3, 2003 reporting that on September 2, 2003 the Company issued a press release announcing that President Joseph A. Nathan will retire from the Company on September 30, 2003. No financial statements were filed with this report.

                  A Current Report on Form 8-K pursuant to Items 9 and 12 was filed on July 24, 2003 reporting that on July 22, 2003, the Company issued a press release announcing financial results for the fiscal quarter ended June 30, 2003 and certain other information. The information was considered furnished, rather than filed. No financial statements were filed with this report.

                  A Current Report on Form 8-K pursuant to Items 9 and 12 was filed on July 16, 2003 reporting that on July 11, 2003, the Company issued a press release announcing preliminary financial results for the fiscal quarter ended June 30, 2003 and certain other information. The information was considered furnished, rather than filed. No financial statements were filed with this report.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            COMPUWARE CORPORATION


Date:         November 12, 2003             By:  /s/ Peter Karmanos, Jr.
              -----------------                  -----------------------
                                                     Peter Karmanos, Jr.
                                                     Chief Executive Officer
                                                     (duly authorized officer)




Date:         November 12, 2003             By:  /s/ Laura L. Fournier
              -----------------                  -----------------------
                                                     Laura L. Fournier
                                                     Senior Vice President
                                                     Chief Financial Officer

                                 EXHIBIT INDEX


                Exhibit
                Number     Description of Document
                ------     -----------------------

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