Form 10-Q
period 2003-12-31
COMPUWARE CORPORATION
filed 2004-02-10
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to _________

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

As of January 30, 2004, there were outstanding 384,397,953 shares of Common Stock, par value $.01, of the registrant.

                               Page 1 of 31 pages

                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of
          December 31, 2003 and March 31, 2003                             3

          Condensed Consolidated Statements of Operations
          for the three months and nine months ended
          December 31, 2003 and 2002                                       4

          Condensed Consolidated Statements of Cash Flows
          for the nine months ended December 31, 2003 and 2002             5

          Notes to Condensed Consolidated Financial
          Statements                                                       6

          Independent Accountants' Report                                 12

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk      23

Item 4.   Controls and Procedures                                         23

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               24

Item 6.   Exhibits and Reports on Form 8-K                                25

SIGNATURES                                                                26

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     DECEMBER 31,     MARCH 31,
                                                        2003            2003
                                                     ------------    -----------
                                                     (UNAUDITED)
                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $    367,199    $   319,466
  Investments                                             175,043        156,737
  Accounts receivable, net                                427,433        515,819
  Deferred tax asset, net                                  33,450         30,605
  Income taxes refundable, net                             21,848         10,853
  Prepaid expenses and other current assets                16,991         16,951
                                                     ------------    -----------
          Total current assets                          1,041,964      1,050,431
                                                     ------------    -----------
INVESTMENTS                                               117,386         95,095
                                                     ------------    -----------
PROPERTY AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION AND AMORTIZATION                           427,561        386,678
                                                     ------------    -----------
CAPITALIZED SOFTWARE, LESS ACCUMULATED
  AMORTIZATION                                             44,220         54,514
                                                     ------------    -----------
OTHER:
  Accounts receivable                                     244,228        260,735
  Deferred tax asset, net                                  23,080         20,174
  Goodwill, net                                           213,083        212,288
  Other                                                    25,718         42,770
                                                     ------------    -----------
          Total other assets                              506,109        535,967
                                                     ------------    -----------
TOTAL ASSETS                                         $  2,137,240    $ 2,122,685
                                                     ============    ===========
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $     28,194    $    37,588
  Accrued expenses                                        162,470        134,579
  Deferred revenue                                        263,589        296,998
                                                     ------------    -----------
          Total current liabilities                       454,253        469,165

DEFERRED REVENUE                                          291,542        299,079

ACCRUED EXPENSES                                           18,798         22,750
                                                     ------------    -----------
          Total liabilities                               764,593        790,994
                                                     ------------    -----------
SHAREHOLDERS' EQUITY:
  Common stock                                              3,842          3,824
  Additional paid-in capital                              715,071        704,190
  Retained earnings                                       647,193        631,906
  Foreign currency translation adjustment                   6,541         (8,229)
                                                     ------------    -----------
          Total shareholders' equity                    1,372,647      1,331,691
                                                     ------------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $  2,137,240    $ 2,122,685
                                                     ============    ===========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                              DECEMBER 31,              DECEMBER 31,
                                         ----------------------    ----------------------
                                           2003         2002         2003         2002
                                         ---------    ---------    ---------    ---------
REVENUES:
  Software license fees                  $  80,678    $  73,761    $ 195,361    $ 217,933
  Maintenance fees                         102,940      100,359      303,913      309,090
  Professional services fees               134,567      159,019      427,676      510,709
                                         ---------    ---------    ---------    ---------
       Total revenues                      318,185      333,139      926,950    1,037,732
                                         ---------    ---------    ---------    ---------
OPERATING EXPENSES:
  Cost of software license fees              8,285        7,777       23,328       23,080
  Cost of professional services            123,767      145,167      399,814      464,901
  Technology development and support        41,640       37,312      124,398      107,906
  Sales and marketing                       82,117       63,534      227,167      194,551
  Administrative and general                50,245       47,318      158,074      139,005
                                         ---------    ---------    ---------    ---------
       Total operating expenses            306,054      301,108      932,781      929,443
                                         ---------    ---------    ---------    ---------

INCOME (LOSS) FROM OPERATIONS               12,131       32,031       (5,831)     108,289

OTHER INCOME                                 4,988        6,497       14,735       15,535
                                         ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                  17,119       38,528        8,904      123,824

INCOME TAX (BENEFIT) PROVISION              (4,706)      13,099       (7,006)      42,100
                                         ---------    ---------    ---------    ---------

NET INCOME                               $  21,825    $  25,429    $  15,910    $  81,724
                                         =========    =========    =========    =========

Basic earnings per share                 $    0.06    $    0.07    $    0.04    $    0.22
                                         =========    =========    =========    =========

Diluted earnings per share               $    0.06    $    0.07    $    0.04    $    0.22
                                         =========    =========    =========    =========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                                DECEMBER 31,
                                                          -----------------------
                                                            2003          2002
                                                          ---------     ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                              $  15,910     $  81,724
  Adjustments to reconcile net income to cash provided
      by operations:
      Depreciation and amortization                          39,994        38,912
      Tax benefit from exercise of stock options                175           275
      Acquisition tax benefits                                5,275         5,305
      Deferred income taxes                                  (5,751)       14,125
      Other                                                  15,198        11,033
      Net change in assets and liabilities:
        Accounts receivable                                 104,893       130,128
        Prepaid expenses and other current assets               (40)         (669)
        Other assets                                          1,468         1,284
        Accounts payable and accrued expenses                 8,072       (18,019)
        Deferred revenue                                    (40,946)      (42,856)
        Income taxes                                        (10,995)       32,658
                                                          ---------     ---------
             Net cash provided by operating activities      133,253       253,900
                                                          ---------     ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of:
      Property and equipment:
           Headquarters facility                            (50,497)     (151,108)
           Other                                             (5,500)       (3,948)
      Capitalized software                                   (9,165)       (8,555)
  Investments:
      Proceeds                                              275,344       107,600
      Purchases                                            (302,353)     (179,235)
                                                          ---------     ---------
             Net cash used in investing activities          (92,171)     (235,246)
                                                          ---------     ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Net proceeds from exercise of stock options                 1,179           860
  Contribution to stock purchase plans                        6,468         7,133
  Repurchase of common stock                                   (996)
                                                          ---------     ---------
             Net cash provided by financing activities        6,651         7,993
                                                          ---------     ---------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                   47,733        26,647

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           319,466       233,305
                                                          ---------     ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 367,199     $ 259,952
                                                          =========     =========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2003

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances known at December 31, 2003, final amounts may differ from estimates.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2003

NOTE 2 - COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share data were computed as follows (in thousands, except for per share data):

                                                              Three Months Ended        Nine Months Ended
                                                                 December 31,              December 31,
                                                            ----------------------    ----------------------
                                                              2003         2002         2003         2002
                                                            ---------    ---------    ---------    ---------
          BASIC EARNINGS PER SHARE:

          Numerator: Net income                             $  21,825    $  25,429    $  15,910    $  81,724
                                                            ---------    ---------    ---------    ---------
          Denominator:
              Weighted-average common shares outstanding      384,090      377,943      382,550      376,588
                                                            ---------    ---------    ---------    ---------
          Basic earnings per share                          $    0.06    $    0.07    $    0.04    $    0.22
                                                            =========    =========    =========    =========
          DILUTED EARNINGS PER SHARE:

          Numerator: Net income                             $  21,825    $  25,429    $  15,910    $  81,724
                                                            ---------    ---------    ---------    ---------
          Denominator:
              Weighted-average common shares outstanding      384,090      377,943      382,550      376,588
              Dilutive effect of stock options                  1,852        1,195        1,753        1,596
                                                            ---------    ---------    ---------    ---------
              Total shares                                    385,942      379,138      384,303      378,184
                                                            ---------    ---------    ---------    ---------
          Diluted earnings per share                        $    0.06    $    0.07    $    0.04    $    0.22
                                                            =========    =========    =========    =========

During the three months ended December 31, 2003 and 2002, stock options and a warrant to purchase a total of approximately 53,668,000 and 63,385,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive. During the nine months ended December 31, 2003 and 2002, stock options and a warrant to purchase a total of approximately 53,708,000 and 63,023,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

Through December 31, 2003, in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applied APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Stock options are granted at current market prices at the date of grant, therefore, no compensation cost has been recognized for its plans. If compensation cost for the Company's plans had been determined based on the fair value at the grant dates for the three months and nine months ended December 31, 2003 and 2002, consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except for per share data):

                                                      Three Months Ended        Nine Months Ended
                                                          December 31,             December 31,
                                                    ----------------------    ----------------------
                                                       2003         2002         2003         2002
                                                    ---------    ---------    ---------    ---------
          Net income (loss):
            As reported                             $  21,825    $  25,429    $  15,910    $  81,724
            Compensation cost, net of tax              (8,501)     (12,682)     (25,490)     (37,808)
                                                    ---------    ---------    ---------    ---------
            Pro forma                               $  13,324    $  12,747    $  (9,580)   $  43,916
                                                    =========    =========    =========    =========
          Earnings (loss) per share:
            As reported:
               Basic earnings per share             $    0.06    $    0.07    $    0.04    $    0.22
               Diluted earnings per share                0.06         0.07         0.04         0.22
            Pro forma:
               Basic earnings (loss) per share           0.03         0.03        (0.03)        0.12
               Diluted earnings (loss) per share         0.03         0.03        (0.03)        0.12

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2003

The pro forma amounts for compensation cost may not be indicative of the effects on net income (loss) and earnings (loss) per share for future years.

NOTE 3 - COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation gains and losses that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows (in thousands):

                                  Three Months Ended        Nine Months Ended
                                     December 31,              December 31,
                                ----------------------    ----------------------
                                  2003         2002         2003         2002
                                ---------    ---------    ---------    ---------
Net income                      $  21,825    $  25,429    $  15,910    $  81,724
Foreign currency translation
    adjustment, net of tax          7,038        3,338       14,770        7,535
                                ---------    ---------    ---------    ---------
Total comprehensive income      $  28,863    $  28,767    $  30,680    $  89,259
                                =========    =========    =========    =========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2003

NOTE 4 - SEGMENTS

Compuware operates in two business segments in the technology industry: products and professional services. The Company provides software products and professional services to IT organizations that help IT professionals efficiently develop, implement and support the applications that run their businesses.

Financial information for the Company's business segments is as follows (in thousands):

                                                        Three Months Ended            Nine Months Ended
                                                            December 31,                December 31,
                                                      -----------------------     -------------------------
                                                         2003          2002          2003          2002
                                                      ---------     ---------     ---------     -----------
Revenues:
   Products:
      Mainframe                                       $ 135,943     $ 133,097     $ 376,195     $   415,243
      Distributed systems                                47,675        41,023       123,079         111,780
                                                      ---------     ---------     ---------     -----------
         Total product revenue                          183,618       174,120       499,274         527,023
   Professional services                                134,567       159,019       427,676         510,709
                                                      ---------     ---------     ---------     -----------
Total revenues                                        $ 318,185     $ 333,139     $ 926,950     $ 1,037,732
                                                      =========     =========     =========     ===========
Operating expenses:
   Products                                           $ 132,042     $ 108,623     $ 374,893     $   325,537
   Professional services                                123,767       145,167       399,814         464,901
   Corporate staff                                       50,245        47,318       158,074         139,005
                                                      ---------     ---------     ---------     -----------
Total operating expenses                              $ 306,054     $ 301,108     $ 932,781     $   929,443
                                                      =========     =========     =========     ===========
Income (loss) from operations before other income:
   Products                                           $  51,576     $  65,497     $ 124,381     $   201,486
   Professional services                                 10,800        13,852        27,862          45,808
   Corporate staff                                      (50,245)      (47,318)     (158,074)       (139,005)
                                                      ---------     ---------     ---------     -----------
Income (loss) from operations before other income        12,131        32,031        (5,831)        108,289
   Other income                                           4,988         6,497        14,735          15,535
                                                      ---------     ---------     ---------     -----------
Income before income taxes                            $  17,119     $  38,528     $   8,904     $   123,824
                                                      =========     =========     =========     ===========

Financial information regarding geographic operations is presented in the table below (in thousands):

                                                 Three Months Ended        Nine Months Ended
                                                    December 31,              December 31,
                                               ----------------------    -----------------------
                                                  2003         2002         2003         2002
                                               ---------    ---------    ---------    ----------
          Revenues:
             United States                     $ 216,393    $ 241,715    $ 654,839    $  770,219
             Europe and Africa                    78,990       70,647      212,735       208,563
             Other international operations       22,802       20,777       59,376        58,950
                                               ---------    ---------    ---------    ----------
          Total revenues                       $ 318,185    $ 333,139    $ 926,950    $1,037,732
                                               =========    =========    =========    ==========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2003

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

The following table summarizes the restructuring accrual as of March 31, 2003, and charges against the accrual during the first nine months of fiscal 2004 (in thousands):

                                                      Charges against         Charges against
                                     Balance at    the accrual during the    the accrual during     Balance at
                                      March 31,       six months ended       the quarter ended     December 31,
                                        2003         September 30, 2003      December 31, 2003         2003
                                     ----------    ----------------------    ------------------    ------------
Employee termination benefits        $      698    $                  419    $                4    $        275
Facilities costs (primarily lease
  abandonments)                          19,088                     3,110                 1,227          14,751
Legal, consulting and
  outplacement costs                         15                         5                                    10
                                     ----------    ----------------------    ------------------    ------------

Total restructuring accrual          $   19,801    $                3,534    $            1,231    $     15,036
                                     ==========    ======================    ==================    ============

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2003

NOTE 6 - INVESTMENTS IN PARTIALLY OWNED COMPANIES

The Company holds a 33.3% interest in CareTech Solutions, Inc. (CareTech). CareTech provides information technology outsourcing for healthcare organizations including data, voice, applications and data center operations. This investment is accounted for under the equity method including consideration of EITF 98-13, "Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of an Investee."

At December 31, 2003 and March 31, 2003, the Company's carrying value of its investments in and advances to CareTech was $20,838,000 and $16,191,000, respectively. Included in the net investment at December 31, 2003 and March 31, 2003, are a note receivable with an adjusted basis of $14,841,000 and $16,191,000, respectively, and accounts receivable due from CareTech of $5,997,000 at December 31, 2003. The note is payable in quarterly installments through January 2012 and bears interest at 5.25%. At December 31, 2003, CareTech was current with the terms of the note.

The Company has guaranteed lease obligations of CareTech up to $12,500,000. The Company has not recorded any liability related to these guarantees since it believes that CareTech will continue to meet its obligations. At December 31, 2003, CareTech's outstanding lease obligations were approximately $3,573,000.

CareTech's most significant customer is the Detroit Medical Center and Subsidiaries (DMC). The DMC has publicly announced that it is having financial difficulties. The Company considered the financial situation of the DMC at December 31, 2003 (and at March 31, 2003) and concluded that no impairment charge or valuation allowance related to our investment in and receivables due from CareTech was warranted at that time. The DMC has requested, and CareTech has agreed, to provide the DMC with extended payment terms up to 90 days. As a result, it is possible that CareTech will be unable to meet its cash flow needs. During the third quarter, the other shareholders of CareTech expressed an inability or unwillingness to provide additional funding to meet CareTech's cash flow requirements. Therefore, the Company began recording 100 percent of any losses incurred by CareTech as a reduction to the Company's outstanding advances to CareTech.

The Company holds a 49% interest in ForeSee Results, Inc. (ForeSee). ForeSee was incorporated in October 2001 to provide online customer satisfaction management. This investment is also accounted for under the equity method including EITF 98-13.

At December 31, 2003 and March 31, 2003, the Company's carrying value of its investments in and advances to ForeSee was $4,467,000 and $4,252,000, respectively. Included in the net investment at December 31, 2003 and March 31, 2003, are notes receivable from ForeSee with an adjusted basis of $4,253,000 and $3,500,000, respectively. The ForeSee notes bear interest at the prime rate (4.00% at December 31, 2003) and are due between June 2007 and December 2008. The Company has pledged $667,000 in additional loans to ForeSee, if needed, subject to approval by the ForeSee shareholders. During the second quarter of fiscal 2004, the Company's equity investment in ForeSee was reduced to zero. At that point, the Company began recording 100 percent of the losses sustained by ForeSee as a reduction to the Company's outstanding advances to ForeSee since the Company is uncertain whether the other shareholders are willing or able to sustain their share of the losses. The Company continues to monitor the financial situation of ForeSee on a regular basis and has concluded that no impairment reserve was warranted at December 31, 2003 (or at March 31, 2003).

INDEPENDENT ACCOUNTANTS' REPORT

Compuware Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of December 31, 2003 and the related condensed consolidated statements of operations for the three-month and nine-month periods ended December 31, 2003 and 2002, and of cash flows for the nine-month periods ended December 31, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Detroit, Michigan
February 9, 2004

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this report and the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

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

- In 2002, we filed a lawsuit against IBM alleging, among other things, copyright infringement, misappropriation of trade secrets, intentional interference with contractual relations and economic expectancy, false advertising and various violations of the Lanham Act, as well as various anti-trust law violations. We claim that IBM has misappropriated portions of our software tools, used our technology to develop competing products, used its monopoly power to engage in unlawful tying arrangements and subverted competition on the merits. IBM has filed a counterclaim against us alleging violation of six of their patents and a separate complaint against us alleging violation of seven additional IBM patents. Pursuing and defending these matters will be costly, time-consuming and may divert management's time and attention. Due to these matters, our legal expenses have increased substantially and our administrative and general expenses could further increase as a result of these factors. In addition, IBM may seek to influence our customers and potential customers to reduce or eliminate the amount of our products and services that they purchase, or our lawsuits involving IBM may otherwise be viewed negatively by our customers and potential customers and cause them to refrain from buying our products and services. Any of the foregoing developments could adversely affect our position in the marketplace and our results of operations.

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

- Approximately 30% of our total revenue is derived from foreign sources. This exposes us to exchange rate risks on foreign currencies and to other international risks such as the need to comply with foreign and U.S. export laws, and the uncertainty of certain foreign economies.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                              Percentage of                             Percentage of
                                              Total Revenues                           Total Revenues
                                         -----------------------                   -----------------------
                                           Three Months Ended                         Nine Months Ended
                                               December 31,           Period-            December 31,           Period-
                                         -----------------------     to-Period     -----------------------     to-Period
                                            2003         2002          Change         2003         2002         Change
                                         ---------     ---------     ---------     ---------     ---------     ---------
REVENUE:
   Software license fees                      25.4%         22.2%          9.4%         21.1%         21.0%        (10.4)%
   Maintenance fees                           32.3          30.1           2.6          32.8          29.8          (1.7)
   Professional services fees                 42.3          47.7         (15.4)         46.1          49.2         (16.3)
                                         ---------     ---------                   ---------     ---------
      Total revenues                         100.0         100.0          (4.5)        100.0         100.0         (10.7)
                                         ---------     ---------                   ---------     ---------
OPERATING EXPENSES:
   Cost of software license fees               2.6           2.3           6.5           2.5           2.2           1.1
   Cost of professional services              38.9          43.6         (14.7)         43.1          44.8         (14.0)
   Technology development and support         13.1          11.2          11.6          13.4          10.4          15.3
   Sales and marketing                        25.8          19.1          29.2          24.5          18.8          16.8
   Administrative and general                 15.8          14.2           6.2          17.1          13.4          13.7
                                         ---------     ---------                   ---------     ---------
      Total operating expenses                96.2          90.4           1.6         100.6          89.6           0.4
                                         ---------     ---------                   ---------     ---------
Income (loss) from operations                  3.8           9.6         (62.1)         (0.6)         10.4        (105.4)
Other income                                   1.6           2.0         (23.2)          1.6           1.5          (5.1)
                                         ---------     ---------                   ---------     ---------
Income before income taxes                     5.4          11.6         (55.6)          1.0          11.9         (92.8)
   Income tax provision (benefit)             (1.5)          4.0        (135.9)         (0.7)          4.0        (116.6)
                                         ---------     ---------                   ---------     ---------
Net income                                     6.9%          7.6%        (14.2)%         1.7%          7.9%        (80.5)%
                                         =========     =========                   =========     =========

We operate in two business segments in the technology industry: products and professional services. We evaluate segment performance based primarily on segment contribution before corporate expenses. References to years are to fiscal years ended March 31.

In late October 2003, we implemented a cost reduction strategy that included salary reductions for executive management and most employees, additional employee contributions toward healthcare, elimination of Company sponsored holiday events and a review of other expenses. These cost reductions were enacted as a result of reductions in revenues and operating losses experienced during the first and second quarters of 2004. These measures are intended to save a total of $10 million to $15 million each quarter, starting in the third quarter of 2004. We will reevaluate these changes at the end of the fourth quarter. The effects on the third quarter and expected effects on the fourth quarter are discussed throughout this report.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

SOFTWARE PRODUCTS

REVENUE

Our products are designed to support four key activities within the application development process: development and integration, quality assurance, production readiness and performance management of the application to optimize performance in production. Product revenue, which consists of software license fees and maintenance fees, comprised 57.7% and 52.3% of total revenue during the third quarter of 2004 and 2003, respectively, and 53.9% and 50.8% of total revenue during the first nine months of 2004 and 2003. OS/390 product revenue (mainframe revenue) increased $2.8 million or 2.1% during the third quarter of 2004 to $135.9 million from $133.1 million during the third quarter of 2003 and decreased $39.0 million or 9.4% during the first nine months of 2004 to $376.2 million from $415.2 million during the first nine months of 2003. Revenue from distributed software products increased by $6.7 million, or 16.2% during the third quarter of 2004 to $47.7 million from $41.0 million during the third quarter of 2003, and increased $11.3 million, or 10.1% during the first nine months of 2004 to $123.1 million from $111.8 million during the first nine months of 2003.

License revenue increased $6.9 million or 9.4% during the third quarter of 2004 to $80.7 million from $73.8 million during the third quarter of 2003 and decreased $22.5 million or 10.4% during the first nine months of 2004 to $195.4 million from $217.9 million during the first nine months of 2003. License revenue was positively impacted by fluctuations in foreign currencies compared to the third quarter and to the first nine months of 2003. Excluding the favorable effect of such foreign currency fluctuations, license revenue would have been approximately $75.0 million during the third quarter of 2004, compared to $73.8 million during the third quarter of 2003, an increase of 1.7%. During the first nine months of 2004 license revenue would have been approximately $183.8 million, compared to $217.9 million during the first nine months of 2003, a decrease of 15.7% excluding the effect of foreign currency fluctuations. The increase in license revenue for the quarterly period is primarily attributable to sales growth in our distributed products resulting from the increased sales and marketing focus within this segment of our business. The year to date decrease is attributable to the overall economic weakness in the technology market and continued downward pricing pressure. We have significantly less revenue from licenses for additional capacity compared to prior years.

Maintenance fees increased $2.5 million or 2.6% to $102.9 million during the third quarter of 2004 from $100.4 million during the third quarter of 2003 and decreased $5.2 million or 1.7% during the first nine months of 2004 to $303.9 million from $309.1 million during the first nine months of 2003. Maintenance fees were positively impacted by fluctuations in foreign currencies compared to the third quarter and to the first nine months of 2003. Excluding the effect of foreign currency fluctuations, maintenance fees would have been approximately $97.2 million during the third quarter of 2004, compared to $100.4 million during the third quarter of 2003, a decrease of 3.2%. During the first nine months of 2004 maintenance fees would have been approximately $289.5 million, compared to $309.1 million during the first nine months of 2003, a decrease of 6.3% excluding the effect of foreign currency fluctuations. The decreases in maintenance fees on a comparable dollar basis were primarily attributable to lower license fees during both 2004 and 2003, resulting in minimal increases to the maintenance base, and to market pressure on pricing.

We license software to customers using two types of software licenses, perpetual and term. Generally, perpetual software licenses allow customers a perpetual right to run our mainframe software on hardware up to a licensed aggregate MIPS (Millions of Instructions Per Second)

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

capacity or to run our distributed software for a specified number of users or servers. Term licenses allow customers a right to run our software for a limited period of time on hardware as licensed. Also, our customers purchase maintenance services that provide technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released during the maintenance period. Furthermore, based on business needs, customers are allowed to license additional software and purchase multiple years of maintenance in a single transaction (multi-year transactions). In support of these multi-year transactions, we allow extended payment terms to qualifying customers.

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

Product revenue by geographic location is presented in the table below (in thousands):

                                    Three Months Ended        Nine Months Ended
                                       December 31,              December 31,
                                  ----------------------    ----------------------
                                     2003         2002         2003         2002
                                  ---------    ---------    ---------    ---------
United States                     $  97,003    $  99,603    $ 271,398    $ 310,515
Europe and Africa                    64,961       54,595      171,078      159,661
Other international operations       21,654       19,922       56,798       56,847
                                  ---------    ---------    ---------    ---------
Total product revenue             $ 183,618    $ 174,120    $ 499,274    $ 527,023
                                  =========    =========    =========    =========

PRODUCT CONTRIBUTION AND EXPENSES

Financial information for the product segment is as follows (in thousands):

                                    Three Months Ended        Nine Months Ended
                                       December 31,              December 31,
                                  ----------------------    ----------------------
                                     2003         2002         2003         2002
                                  ---------    ---------    ---------    ---------
          Revenue                 $ 183,618    $ 174,120    $ 499,274    $ 527,023
          Expenses                  132,042      108,623      374,893      325,537
                                  ---------    ---------    ---------    ---------
          Product contribution    $  51,576    $  65,497    $ 124,381    $ 201,486
                                  =========    =========    =========    =========

The product segment generated contribution margins of 28.1% and 37.6% during the third quarter of 2004 and 2003, respectively, and 24.9% and 38.2% during the first nine months of 2004 and 2003, respectively. Product expenses include cost of software license fees, technology development and support costs, and sales and marketing expenses. These factors are discussed below.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers and the cost of author royalties. As a percentage of software license fees, cost of software license fees were 10.3% and 10.5% in the third quarter of 2004 and 2003, respectively, and 11.9% and 10.6% in the first nine months of 2004 and 2003, respectively.

Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Also included here are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support technology initiatives. As a percentage of product revenue, costs of technology development and support were 22.7% and 21.4% in the third quarter of 2004 and 2003, respectively, and 24.9% and 20.5% during the first nine months of 2004 and 2003, respectively.

Capitalization of internally developed software products begins when technological feasibility of the product is established. Before the capitalization of internally developed software products, total research and development expenditures for the third quarter of 2004 increased $5.1 million, or 12.7%, to $45.4 million from $40.3 million in the third quarter of 2003, and for the first nine months of 2004 increased $17.1 million, or 14.7%, to $133.6 million from $116.5 million in the first nine months of 2003. The increases in these costs for 2004 were primarily attributable to an increase in compensation and benefits associated with higher employee headcount in this area which increased by 59 people to 1,517 people as of December 31, 2003 from 1,458 people as of December 31, 2002. In late October 2003, we implemented cost reduction strategies that resulted in a reduction of technology development and support costs totaling $850,000 during the third quarter that offset a portion of the increase. We expect these cost reductions to save approximately $1.2 million during the fourth quarter.

Sales and marketing costs consist primarily of personnel related costs associated with product direct sales and sales support, marketing for all our offerings, and personnel costs associated with new sales initiatives. For the third quarter of 2004, sales and marketing costs increased $18.6 million, or 29.2%, to $82.1 million from $63.5 million in the third quarter of 2003 and for the first nine months of 2004 increased $32.6 million, or 16.8% to $227.2 million from $194.6 million in the first nine months of 2003. The increases in these costs for 2004 were primarily attributable to higher marketing costs related to the promotion of products in the distributed software marketplace and increased salaries and bonuses associated with the increase in our direct sales force. Employee headcount in this area increased by 137 people to 1,875 people as of December 31, 2003 from 1,738 people as of December 31, 2002. As a percentage of product revenue, sales and marketing costs were 44.7% and 36.5% in the third quarter of 2004 and 2003, respectively, and 45.5% and 36.9% in the first nine months of 2004 and 2003, respectively. In late October 2003, we implemented cost reduction strategies that resulted in a reduction of sales and marketing costs totaling $800,000 during the third quarter that offset a portion of the increase. We expect these cost reductions to save approximately $1.6 million during the fourth quarter.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

PROFESSIONAL SERVICES

REVENUE

We offer a broad range of information technology professional services, including business systems analysis, design and programming, software conversion and system planning and consulting. Revenue from professional services decreased $24.4 million or 15.4% during the third quarter of 2004 to $134.6 million compared to $159.0 million in the third quarter of 2003, and decreased $83.0 million or 16.3% during the first nine months of 2004 to $427.7 million from $510.7 million during the first nine months of 2003. The decrease in revenue for 2004 was due, primarily, to a reduction in demand for professional services as customers postpone large projects, and to the highly competitive nature of the professional services market and the resulting downward pressure on our billing rates. Included in professional services revenue was approximately $5.2 million and $16.3 million for the third quarter and first nine months of 2004, respectively, related to services provided as subcontractors to CareTech, an affiliated entity.

Professional services revenue by geographic location is presented in the table below (in thousands):

                                         Three Months Ended        Nine Months Ended
                                            December 31,             December 31,
                                       ----------------------    ----------------------
                                          2003         2002         2003         2002
                                       ---------    ---------    ---------    ---------
United States                          $ 119,390    $ 142,112    $ 383,441    $ 459,704
Europe and Africa                         14,029       16,052       41,657       48,902
Other international operations             1,148          855        2,578        2,103
                                       ---------    ---------    ---------    ---------
Total professional services revenue    $ 134,567    $ 159,019    $ 427,676    $ 510,709
                                       =========    =========    =========    =========

PROFESSIONAL SERVICES CONTRIBUTION AND EXPENSES

Financial information for the professional services segment is as follows (in thousands):

                                        Three Months Ended        Nine Months Ended
                                           December 31,              December 31,
                                      ----------------------    ----------------------
                                         2003         2002         2003         2002
                                      ---------    ---------    ---------    ---------
Revenue                               $ 134,567    $ 159,019    $ 427,676    $ 510,709
Expenses                                123,767      145,167      399,814      464,901
                                      ---------    ---------    ---------    ---------
Professional services contribution    $  10,800    $  13,852    $  27,862    $  45,808
                                      =========    =========    =========    =========

During the third quarter of 2004, the professional services segment generated a contribution margin of 8.0%, compared to 8.7% during the third quarter of 2003. The professional services contribution margin was 6.5% and 9.0% for the first nine months of 2004 and 2003, respectively. The decrease in professional services margin is primarily due to reduced customer demand for our services associated with the decline of the economy as a whole and the IT sector specifically.

Cost of professional services consists primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. The decrease in these costs from the third quarter of 2003 to the third quarter of 2004 is due, primarily, to reductions in staff, resulting in lower salaries and benefits, and decreased use of subcontractors for special services. The professional billable staff decreased 586 people to 4,707 people as of December 31, 2003 from 5,293 people at December 31, 2002. In late October 2003, we implemented cost

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

reduction strategies that resulted in a reduction of professional services costs totaling $6.7 million during the third quarter. We expect these cost reductions to save approximately $11.2 million during the fourth quarter.

CORPORATE AND OTHER EXPENSES

Administrative and general expenses consist of costs associated with the operations and administration of the Company. These costs include the corporate executive, finance, human resources, legal and corporate communications departments. In addition, administrative and general costs include all facility-related costs, such as rent, building depreciation, maintenance, utilities, etc., associated with our local sales and professional services offices. Administrative and general expenses increased $2.9 million, or 6.2% during the third quarter of 2004 to $50.2 million from $47.3 million during the third quarter of 2003, and increased $19.1 million or 13.7% during the first nine months of 2004 to $158.1 million from $139.0 million in the first nine months of 2003. External legal fees for all litigation, including IBM and other matters, were $10.9 million and $9.3 million in the third quarter of 2004 and 2003, respectively, and $35.0 million and $16.3 million in the first nine months of 2004 and 2003, respectively. In late October 2003, we implemented cost reduction strategies that resulted in a reduction to administrative and general costs totaling $1.3 million during the third quarter. We expect these cost reductions to save approximately $2.2 million during the fourth quarter.

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. During the quarter ended December 31 2003, we recorded an income tax benefit of $9.5 million relating primarily to favorable tax settlements with the U.S. Internal Revenue Service and recent developments in other tax matters both in the US and other taxing jurisdictions. Excluding this tax benefit, the effective tax rate for the quarter and for the nine months ended December 31, 2003 was 28% compared to 34% for the same periods a year ago. The decrease in the effective tax rate is primarily due to the higher percentage impact of certain tax benefit items as a result of the decline in income. The income tax benefit was $4.7 million in the third quarter of 2004 and $7.0 million for the first nine months of 2004, including the $9.5 million income tax benefit in the third quarter. This compares to an income tax provision of $13.1 million in the third quarter of 2003 and $42.1 million for the first nine months of 2003.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at December 31, 2003. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our Annual Report on Form 10-K are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of that report. There have been no material changes to that information during the first nine months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, cash and investments totaled approximately $659.6 million. During the first nine months of 2004 and 2003, cash flow from operations was $133.3 million and $253.9 million, respectively. The decrease was primarily due to lower collections on customer receivables due to the general decline in revenue over the last two years. During these periods, capital expenditures including property and equipment and capitalized research and software development totaled $65.2 million and $163.6 million, respectively.

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

Although there were no acquisitions during the third quarter of 2004, management continues to evaluate business acquisition opportunities that fit our strategic plans. On February 5, 2004, we entered into an asset purchase agreement with Covisint LLC (Covisint). Under the agreement, we will acquire most assets and certain liabilities related to their Portal, Messaging/Supplier Connect and Problem Solver businesses (acquired business). The transfer of the acquired business is expected to be effective March 1, 2004, pending finalization of all terms and conditions. We expect to fund this purchase using cash on hand and do not expect it to have a material effect on cash balances.

During fiscal 2004, we relocated to our new corporate headquarters building. Final construction is continuing with total estimated costs of $350 million for the building and $50 million for furniture and fixtures. Annual depreciation expense is approximately $16 million. This is partially offset by the savings realized by the consolidation of our metro Detroit offices. The remaining cash outlays of approximately $20 million are expected to occur in the fourth quarter of fiscal 2004 and are intended to be funded using cash on hand and cash flow from operations.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

As discussed in Note 6 to the condensed consolidated financial statements, we regularly review the financial condition of our partially owned companies, inclusive of considering the companies' relationships with their major customers, to determine that the recorded amounts are appropriate and the investments (inclusive of the debt obligations) are not impaired. CareTech's most significant customer is the Detroit Medical Center and Subsidiaries (DMC). The DMC has publicly announced it is having financial difficulties. After consideration of all relevant factors, we concluded that no impairment charge or valuation allowance related to our investment in and receivables due from CareTech should be recorded at December 31, 2003. The DMC has requested, and CareTech has agreed, to provide the DMC with extended payment terms up to 90 days. As a result, it is possible that CareTech will be unable to meet its cash flow needs. During the third quarter, the other shareholders of CareTech expressed an inability or unwillingness to provide additional funding to meet CareTech's cash flow requirements. Therefore, we began recording 100 percent of any losses incurred by CareTech as a reduction to our outstanding advances to CareTech. We may advance additional funds to CareTech to meet their working capital needs, but we do not expect these advances to be significant.

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

                         ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause the material information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There was no change in our internal controls over financial reporting during the quarter ended December 31, 2003 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

                           ITEM 1. LEGAL PROCEEDINGS.

As disclosed in our Annual Report on Form 10-K for the fiscal year ending March 31, 2003, on March 12, 2002, we filed suit in the United States District Court for the Eastern District of Michigan against International Business Machines Corporation ("IBM") alleging certain intellectual property claims. The suit seeks injunctive relief and unspecified monetary damages, among other things, from IBM. Please refer to our Annual Report on Form 10-K for the fiscal year ending March 31, 2003 for a complete description of these proceedings.

In December 2003, the court denied our Motion for Preliminary Injunction on the trade secret and false advertising claims, ruling that there were fact issues that needed to be decided by a jury. The Motion did not address IBM's antitrust violations or unfair competition. Those claims, as well as the trade secret misappropriation claims are scheduled to be tried by a jury in September 2004. While we currently believe we ultimately will benefit from this litigation, the impact of this action on our business relationship with IBM and our liquidity, financial position and results of operations are not determinable at the present time.

On January 15, 2004, IBM filed patent infringement claims against us in the United States District Court for the Southern District of New York alleging infringement of seven IBM patents. The Compuware products accused of infringement are Strobe, QA Center, DevPartner and Uniface. The suit seeks injunctive relief and unspecified monetary damages. We believe we have valid defenses to the claims, and intend to vigorously defend against the lawsuit. The impact of this action on our business relationship with IBM and our liquidity, financial position and results of operations are not determinable at the present time.

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

                15         Independent Accountants' Awareness Letter

                31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

                31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

                32 Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.

         (b) Reports on Form 8-K.

                A Current Report on Form 8-K pursuant to Items 9 and 12 was filed on October 23, 2003 reporting that on October 21, 2003, the Company issued a press release announcing financial results for the fiscal quarter ended September 30, 2003 and certain other information. The information was considered furnished, rather than filed. No financial statements were filed with this report.

                A Current Report on Form 8-K pursuant to Items 9 and 12 was filed on October 10, 2003 reporting that on October 10, 2003, the Company issued a press release announcing preliminary financial results for the fiscal quarter ended September 30, 2003 and certain other information. The information was considered furnished, rather than filed. No financial statements were filed with this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             COMPUWARE CORPORATION

Date: February 9, 2004                       By: /s/ Peter Karmanos, Jr.
                                                 ---------------------------

                                                     Peter Karmanos, Jr.
                                                     Chief Executive Officer
                                                     (duly authorized officer)

Date: February 9, 2004                       By: /s/ Laura L. Fournier
                                                 ---------------------------

                                                     Laura L. Fournier
                                                     Senior Vice President
                                                     Chief Financial Officer
                                                     Treasurer

                                  EXHIBIT INDEX

               Exhibit
               Number      Description of Document

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