Form 10-K
period 2004-03-31
COMPUWARE CORPORATION
filed 2004-06-08
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           (Mark One)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

                        Commission File Number: 000-20900

                              COMPUWARE CORPORATION
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MICHIGAN                                             38-2007430
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   ONE CAMPUS MARTIUS, DETROIT, MI 48226-5099
                   ------------------------------------------
           (Address of principal executive offices including zip code)

       Registrant's telephone number, including area code: (313) 227-7300

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was $1,619,244,996, based upon the closing sales price of the common stock on that date of $5.36 as reported on the NASDAQ Stock Market. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

There were 386,179,270 shares of $.01 par value common stock outstanding as of June 1, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 2004 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated by reference in Part III.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                                    FORM 10-K
                                TABLE OF CONTENTS

Item
Number                                                                                             Page
------                                                                                             ----
                                     PART I

1.   Business                                                                                        3

     Executive Officers of the Registrant                                                           12

2.   Properties                                                                                     13

3.   Legal Proceedings                                                                              14

4.   Submission of Matters to a Vote of Security Holders                                            14

                                     PART II

5.   Market for the Registrant's Common Equity, Related Stockholder
     Matters and Issuer Purchases of Equity Securities                                              15

6.   Selected Consolidated Financial Data                                                           16

7.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                                          17

7A.  Quantitative and Qualitative Disclosure about Market Risk                                      30

8.   Consolidated Financial Statements and Supplementary Data                                       32

9.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure                                                                           56

9A.  Controls and Procedures                                                                        56

                                    PART III

10.  Directors and Executive Officers of the Registrant                                             57

11.  Executive Compensation                                                                         57

12.  Security Ownership of Certain Beneficial Owners and Management
     and Related Stockholder Matters                                                                57

13.  Certain Relationships and Related Transactions                                                 57

14.  Principal Accountant Fees and Services                                                         57

                                     PART IV

15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K                                 58

                                     PART I

ITEM 1. BUSINESS

We provide software products and professional services designed to increase the productivity of the information technology, or IT, departments of businesses worldwide. In the early years of our company, we focused on offering professional services and mainframe products in the testing and implementation environment where we gained extensive experience and established long-term customer relationships. Over the past several years, we have expanded our presence into products and professional services in the application development and integration, quality assurance, production readiness and production availability areas of the application life cycle. We extended our offerings to include application services by acquiring certain assets of Covisint LLC (Covisint) effective March 1, 2004. Covisint provides business-to-business applications and communication services that connect the global automotive industry. Additionally, we acquired Changepoint Corporation in May 2004. Changepoint offerings help IT organizations by providing critical insight into IT spending, operations and management. Initial technology integration plans, while still under development, suggest outstanding synergy between Compuware's application development, testing and performance management tools and Changepoint's IT governance solution. This combined solution will offer Chief Information Officers unmatched insight and visibility into their people, projects, resources and applications, helping technology leaders align IT investments with business priorities.

We were incorporated in Michigan in 1973. Our executive offices are located at One Campus Martius, Detroit, Michigan 48226-5099, and our telephone number is
(313) 227-7300.

We operate in two business segments in the software and technology services industries: products and professional services. See Note 13 of Notes to Consolidated Financial Statements.

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

OUR BUSINESS STRATEGY

Our business strategy is to provide a broad range of software and professional services offerings to the largest users of information technology in the world. Our solutions are focused on providing a real return on investment to our clients by increasing productivity, efficiency, and visibility into their IT applications throughout the application lifecycle. Our solutions and professional services are in the IT Governance, application development, quality assurance, production management and application services environments. Our strategy is to support the most widely used technologies and platforms implemented by the largest users of information technology in the world including mainframe, distributed, Java, .Net, Windows, Unix, Linux, Oracle, and SAP.

Companies with IT departments invest substantial resources to build and maintain large, complex, mission-critical applications. As a result, this target market can benefit most from our products and professional services offerings.

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

PRODUCTS

The following table sets forth, for the periods indicated, a breakdown of license and maintenance revenue by product line and the percentage of total revenues for each line (in thousands):

                                                           YEAR ENDED MARCH 31,             PERCENTAGE OF TOTAL REVENUES
                                                   -----------------------------------      ----------------------------
          PRODUCT REVENUE                            2004         2003         2002         2004        2003        2002
                                                   ---------    ---------    ---------      ----        ----        ----
File-AID                                           $ 169,063    $ 182,224    $ 230,820      13.4%       13.2%       13.3%
Abend-AID                                            138,943      155,769      186,827      11.0        11.3        10.7
XPEDITER                                             113,647      110,880      136,848       9.0         8.1         7.9
QA Center Mainframe                                   20,004       24,527       30,880       1.6         1.8         1.8
STROBE                                                85,653       80,080      101,911       6.8         5.8         5.8
                                                   ---------    ---------    ---------      ----        ----        ----
   Total Mainframe Revenue                           527,310      553,480      687,286      41.8        40.2        39.5
                                                   ---------    ---------    ---------      ----        ----        ----
UNIFACE and Optimal                                   45,420       42,283       43,353       3.6         3.1         2.5
DevPartner                                            27,557       24,290       26,722       2.2         1.8         1.5
QA Center & File-AID/Client Server                    39,141       34,691       36,524       3.1         2.5         2.1
Vantage                                               65,390       53,152       57,497       5.1         3.9         3.3
                                                   ---------    ---------    ---------      ----        ----        ----
   Total Distributed Product Revenue                 177,508      154,416      164,096      14.0        11.3         9.4
                                                   ---------    ---------    ---------      ----        ----        ----
   Total Product Revenue                           $ 704,818    $ 707,896    $ 851,382      55.8%       51.5%       48.9%
                                                   =========    =========    =========      ====        ====        ====

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

IT GOVERNANCE--IT Governance by Changepoint allows IT organizations to evaluate all of these projects providing Chief Information Officers with critical insight into IT spending, operations and management.

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

STROBE PRODUCTS

Our STROBE MVS Application Performance Management and iSTROBE Application Performance Analysis System products work together to help clients locate and eliminate sources of excessive resource demands during every phase of an application's life cycle. Features in both products support an extensive array of subsystems, databases and languages.

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

Our distributed systems software products are grouped into five product lines:
UNIFACE and Optimal, DevPartner, QACenter and File-AID/CS, Vantage and IT Governance by Changepoint.

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

UnifaceView is our business integration portal product. As a packaged, web-based portal application, UnifaceView enables customers to quickly implement an integrating platform to help bring together the diverse array of custom-built and packaged applications and web services that many companies have assembled over a period of time. UnifaceView brings these applications together in a single desktop portal with powerful integration and administrative functions, making it possible for a customer's IT department to effectively manage the "home-base" desktop of every employee in its organization.

UnifaceFlow is our business process automation and business process modeling product that automates the execution of business tasks running within and across an organization. UnifaceFlow helps solution architects model and automate business processes and tasks by aligning and connecting the process to the application environment for improved workflow execution. This creates a more efficient and effective organization that benefits from faster process-cycle times, improved time-to-market, greater cost effectiveness and better customer service through improved response times.

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

Compuware Application Reliability Solution (CARS)--Combines Compuware software products and professional services into a defined process used to instill discipline, automate processes and ensure consistency and repeatability throughout the testing life cycle. Results are reported to IT management through the application quality workbench.

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

VantageView--Performance dashboard that provides an overall enterprise view of application performance and availability across the customers infrastructure as well as access to the underlying performance metrics.

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

IT GOVERNANCE

IT Governance by Changepoint--Helps IT organizations by providing critical insight into IT spending, operations and management. Combined with our other products, we offer Chief Information Officers insight and visibility into their people, projects, resources and applications, helping technology leaders align IT investments with business priorities.

PRODUCT MAINTENANCE AND CUSTOMER SUPPORT

We believe that effective support of our customers and products during both the trial period and for the license term is a substantial factor in product acceptance and subsequent new product sales. We believe our installed base is a significant asset and intend to continue to provide high levels of customer support and product upgrades to assure a continuing high level of customer satisfaction. In fiscal year 2004, we continued to experience a high customer maintenance renewal rate.

All customers who subscribe to our maintenance and support services are entitled to receive technical support and advice, including problem resolution services and support in product installation, error corrections and any product enhancements released by us during the maintenance period. Maintenance and support services are provided online, through our FrontLine technical support web site, by telephone access to technical personnel located in our development labs and by support personnel in the offices of our foreign subsidiaries and distributors.

Licensees have the option of renewing their maintenance agreements each year for an annual fee based on the license or list price of the product. They also have the option of committing to maintenance for longer terms, generally up to five years, on a contractual basis. For fiscal years 2004, 2003 and 2002, maintenance fees represented approximately 32.3%, 30.0%, and 24.9%, respectively, of our total revenues.

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

Product development is performed primarily at our headquarters in Detroit, Michigan; and at our development labs in Amsterdam, The Netherlands; Toronto, Canada; Cambridge, Massachusetts; La Jolla, California; and Nashua, New Hampshire.

Total technology development and support costs were $175.0 million, $154.7 million and $177.6 million during fiscal 2004, 2003 and 2002, respectively, of which $11.3 million, $11.4 million and $13.3 million, respectively, were capitalized.

Our software products are distributed as object code on standard magnetic cartridges, diskettes and CDs, together with printed documentation. We also distribute product electronically. We purchase cartridges, diskettes, CDs and documentation printing from outside vendors. The product duplication, packaging and distribution to our customers is performed at our production center in West Bloomfield, Michigan.

PROFESSIONAL SERVICES

We offer a broad range of IT services for distributed systems and mainframe environments. Our offerings include IT technical staffing and project assistance, e-business and wireless development, NearShore development services and ERP implementation. We also provide application life cycle management assistance for outsourcing customers' application development and maintenance activities as well as services for Compuware-owned products that enhance their value.

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

Our objective in the professional services division is to create long term relationships with customers in which our professional staff joins with the customer's IT organization to plan, design, program, implement and maintain technology-based solutions that achieve customer business goals. Typically, the professional services staff is integrated with the customer's development team on a specific application or project. Professional services staff work primarily at customer sites or at our professional services offices located throughout North America and Europe. We also have professional services operations in other international locations. In addition, Compuware offers a NearShore Development Center that serves customers looking for flexible, cost-effective and high-quality application services delivered remotely from our facility in Montreal.

APPLICATION SERVICES

Professional services includes our business-to-business applications and communication services, called the Automotive Industry Operating System (AIOS). The AIOS provides our customers with a common connection to their suppliers and customers. We work with manufacturers, suppliers and industry trade groups worldwide to define and implement effective common processes for the global automotive industry. Once connected through our system, customers are able to reduce costs, increase efficiency, enhance quality and improve time to market using Covisint Communicate Portal Solutions and Covisint Connect data messaging.

Covisint Communicate

Communicate Portal Solutions enables industry participants to access Original Equipment Manufacturers (OEM) applications, supplier applications and our applications via one common infrastructure, built on specifications developed with input from suppliers and OEM customers. This Communicate Portal serves as the framework for OEM-to-Supplier and Supplier-to-Supplier communications. Individual users gain the synergistic advantage of coming to the Communicate Portal using one user I.D. and password to access an entire industry in a single consistent user interface.

Covisint Connect

Connect is a data messaging service that provides a single connection for a company's computers to exchange data with the computers of its partners that can handle both EDI and XML technologies in one environment. The single connection will permit transfer of data to customers and suppliers in the format that makes the most sense for their company. This approach reduces the complexity of managing multiple formats that have been dictated by customers and the multitude of protocols and connection points that are required to conduct business. The service integrates industry standard eBusiness applications and is built from state-of-the-art technology designed for today's eBusiness. Connect gives our customer the flexibility to rapidly deploy new business processes to solve industry specific problems and can be used to exchange data between a company's current enterprise applications and its suppliers' applications.

CUSTOMERS

Our products and professional services are used by the IT departments of a wide variety of commercial and government organizations. Our application services are used by global automotive industry OEMs and suppliers.

Ford Motor Company accounted for approximately 12% of total revenue during fiscal 2003. This revenue was primarily associated with the professional services segment of the business. No single customer accounted for greater than 10% of total revenue during fiscal 2004 and 2002 or greater than 10% of accounts receivable at March 31, 2004 and 2003.

SALES AND MARKETING

We market software products primarily through a direct sales force in the United States, Canada, Europe, Japan, Asia-Pacific, Brazil, Mexico and South Africa as well as through independent distributors giving us a presence in 60 countries.

We market our professional services primarily through account managers located in offices throughout North America, Europe, Asia-Pacific and Brazil. Senior professional services executives support branch marketing efforts by identifying new business opportunities and making joint sales calls. This marketing structure enables us to keep abreast of, and respond quickly to, the changing needs of our clients and to call on the actual users of our professional services on a regular basis.

COMPETITION

The markets for our software products are highly competitive and characterized by continual change and improvement in technology. We consider more than 40 firms to be directly competitive with one or more of our products. These competitors include BMC Software, Inc., Borland, Computer Associates International, Inc., International Business Machines Corporation (IBM), Mercury Interactive Corporation and Niku Corporation. Some of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. The principal competitive factors affecting the market for our software products include: responsiveness to customer needs, functionality, performance, reliability, ease of use, quality of customer support, vendor reputation and price.

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

We believe, based on our current market position, that we have competed effectively in the software products and professional services marketplaces. Nevertheless, a variety of external and internal events and circumstances could adversely affect our competitive capacity. Our ability to remain competitive will depend, to a great extent, upon our performance in product development and customer support. To be successful in the future, we must respond promptly and effectively to the challenges of technological change and our competitors' innovations by continually enhancing our own product and services offerings.

PROPRIETARY RIGHTS

We regard our products as proprietary trade secrets and confidential information. We rely largely upon a combination of trade secret, copyright and trademark laws together with our license agreements with customers and our internal security systems, confidentiality procedures and employee agreements to maintain the trade secrecy of our products. We typically provide our products to users under nonexclusive, nontransferable, perpetual licenses. Under the general terms and conditions of our standard product license agreement, the licensed software may be used solely for the licensee's own internal operations. Under certain limited circumstances, we may be required to make source code for our products available to our customers under an escrow agreement, which restricts access to and use of the source code. Although we take steps to protect our trade secrets, there can be no assurance that misappropriation will not occur. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

In addition to trade secret protection, we seek to protect our software, documentation and other written materials under copyright law, which affords only limited protection. We also assert trademark rights in our product names. We have been granted 26 patents and have numerous patent applications pending for certain product technology and have plans to seek additional patents in the future. However, because the industry is characterized by rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

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

EMPLOYEES

As of March 31, 2004, we employed 8,660 people worldwide, with 1,864 in products sales, sales support and marketing; 1,563 in technology development and support; 4,452 in professional services and 781 in other general and administrative functions. Only a small number of our international employees are represented by labor unions. We have experienced no work stoppages and believe that our relations with our employees are good. Our success will depend in part on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software developers, professional services staff and sales and marketing personnel.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our current executive officers, who serve at the discretion of our Board of Directors, are listed below:

        Name                       Age                          Position
        ----                       ---                          --------
Peter Karmanos, Jr.                61      Chairman of the Board and Chief Executive Officer

Tommi A. White                     53      Chief Operating Officer

Henry A. Jallos                    55      Executive Vice President, Global Account Management

Laura L. Fournier                  51      Senior Vice President, Chief Financial Officer
                                           (Chief Accounting Officer) and Treasurer

Thomas M. Costello, Jr.            50      Senior Vice President, Human Resources, General
                                           Counsel and Secretary

Gerald W. Smith                    39      Executive Vice President, IT Governance

Robert C. Paul                     41      Chief Executive Officer and President of the Covisint
                                           Division

Peter Karmanos, Jr., is a founder of the Company and has served as Chairman of the Board since November 1978, as Chief Executive Officer since July 1987 and as President from January 1992 through October 1994.

Tommi A. White has served as Chief Operating Officer since October 2001. Ms. White joined Compuware in August 2001 as Executive Vice President. Before joining Compuware, Ms. White was Executive Vice President, Chief Administration and Technology Officer at Kelly Services, Inc. Ms. White was at Kelly Services, Inc. for nearly nine years.

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

Thomas M. Costello, Jr., has served as General Counsel since January 1985, Vice President from January 1995 to May 2003 and Secretary since May 1995. Mr. Costello was appointed Senior Vice President of Human Resources in September 2003. Mr. Costello joined Compuware in June 1984 as Assistant General Counsel.

Gerald W. Smith was named Executive Vice President, IT Governance in May 2004. Mr. Smith joined Compuware as part of the Changepoint acquisition in May 2004. Mr. Smith co-founded Changepoint and served as its President and Chief Executive Officer since 1994.

Robert C. Paul has served as Chief Executive Officer and President of Covisint which was acquired in March 2004. Mr. Paul had spent nearly three years at Covisint. Before joining Covisint, Mr. Paul spent one year as President of SYNAPZ, a division of Future Three Corporation, and nearly two years as President and Chief Operating Officer at Coherent Networks International.

SEGMENT INFORMATION; PAYMENT TERMS AND FOREIGN REVENUES

For a description of revenues and operating profit by segment for each of the last three fiscal years, see Note 13 of Notes to Consolidated Financial Statements, included in Item 8 of this report. For a description of extended payment terms offered to some customers, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations -Software Products - Revenue. The Company's foreign operations are subject to risks related to foreign exchange rates. For a discussion of this risk, see Item 7A Quantitative and Qualitative Disclosure about Market Risk. For financial information regarding geographic operations, see Note 13 of Notes to Consolidated Financial Statements, included in Item 8 of this report.

ITEM 2. PROPERTIES

In fiscal 2004, we completed the construction of our new corporate headquarters office building (Detroit facility) in Detroit, Michigan, which consolidated our corporate office functions and Detroit-area operations. We own the Detroit facility which is approximately 1.1 million square feet, including approximately 60,000 square feet to be leased to third parties for retail and related amenities. We also own a Farmington Hills, Michigan facility, which is approximately 225,000 square feet and a building in nearby West Bloomfield, which is approximately 40,000 square feet. In addition, we lease approximately 217,000 square feet of land on which the Detroit facility resides and approximately 33,000 square feet in a Farmington Hills office park. The Detroit facility houses our executive offices, primary research and development lab, principal marketing department, a professional services office, customer service and support teams. The West Bloomfield facility houses our production and distribution facilities.

In July 2003 we entered into an option and purchase agreement for our Farmington Hills, Michigan facility. The option agreement allows the holder to commit to purchase the building for one year after the execution of the agreement. The option selling price of the building approximates the current net book value of $20 million for the building. If exercised, the holder would pay $5 million upon exercise and the remaining balance in five years with interest being paid monthly at 7% of the unpaid balance.

We lease approximately 100 professional services and sales offices in 28 countries, including five remote product research and development facilities.

ITEM 3. LEGAL PROCEEDINGS

On March 12, 2002, we filed suit in the United States District Court for the Eastern District of Michigan against International Business Machines Corporation ("IBM") alleging, among other things, infringement of our copyrights and misappropriation of our trade secrets with respect to our mainframe software tools, intentional interference with contractual relations with our employees and former employees, antitrust law violations, tortious interference with our economic expectancy and various state law violations. We claim that (i) IBM has copied and misappropriated portions of our mainframe software tools and has wrongfully used our technology to develop competing products; (ii) IBM made false representations regarding our software products in violation of the Lanham Act; and (iii) IBM is using its monopoly power to engage in unlawful tying arrangements and is subverting competition on the merits by denying critical information to us and others in an effort to undermine our development efforts. The suit seeks injunctive relief and unspecified monetary damages, among other things, from IBM. In December 2003, the Court denied Compuware's Motion for Preliminary Injunction on the trade secret and false advertising claims, ruling that there were fact issues that needed to be decided by a jury. Compuware's Motion did not address IBM's antitrust violations or unfair competition. Those claims, as well as the trade secret misappropriation claims are scheduled to be tried by a jury in September 2004. While we currently believe we ultimately will benefit from this litigation, the impact of this action on our liquidity, financial position and results of operations are not determinable at the present time. In addition, IBM has filed a counterclaim against Compuware alleging violation of six IBM patents. The Compuware products accused of infringement are File-AID CS, Abend-AID, and Xpediter. The Court bifurcated the patent counterclaims from the other claims and fact discovery is proceeding. No trial date has been set for the counterclaims. We believe we have valid defenses to the counterclaims, and we will vigorously defend against those claims.

On January 15, 2004, IBM filed patent infringement claims against Compuware in the United States District Court for the Southern District of New York alleging additional infringements of seven IBM patents. The Compuware products accused of infringement are Strobe, QA Center, DevPartner and Uniface. The suit seeks injunctive relief and unspecified monetary damages. Fact discovery is proceeding. No trial date has been set for these claims. We believe we have valid defenses to the claims, and intend to vigorously defend against the lawsuit. The impact of this action on our liquidity, financial position and results of operations are not determinable at the present time.

On January 21, 2003, the Company filed suit against Moody's Investors Services, Inc. ("Moody's") in the United States District Court in the Eastern District of Michigan alleging breach of contract, defamation, silent fraud, and violation of the Investment Advisors Act. The Company claims, among other things, that Moody's failed to deal fairly and did not operate in good faith when it lowered the Company's credit rating two full levels on August 13, 2002. The suit seeks $245,000 in compensatory damages (the total fees paid to Moody's during the course of the business relationship), punitive damages, the costs related to the litigation and reasonable attorney fees. The Court has dismissed two of Compuware's four claims. Discovery on this matter is proceeding.

The Company is a party to a consolidated class action proceeding filed in the United States District Court for the Eastern District of Michigan. The original lawsuits were filed on September 20, 2002 and October 10, 2002 respectively. On May 1, 2003, the cases were consolidated. The matter is now titled In re Compuware Securities Litigation. The suit was brought on behalf of purchasers of the Company's common stock from January 1, 1999 to April 3, 2002. The defendants are the Company and Peter Karmanos, Jr. The plaintiffs allege that the Company failed to disclose under the securities laws its problems with the misappropriation of its software source code by IBM. The plaintiffs further allege that the Company omitted and/or disseminated materially false and misleading statements concerning its deteriorating relationship with IBM. The plaintiffs request that the court award them monetary damages and expenses of litigation, including reasonable attorneys fees. The Company strongly disagrees with the allegations and intends to vigorously defend against the lawsuit. The case is in a preliminary procedural stage at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Stock Market's National Market under the symbol CPWR. As of June 1, 2004, there were approximately 6,710 shareholders of record of our common stock. We have not paid any cash dividends on our common stock since fiscal 1986. Our revolving credit agreement contains a minimum tangible net worth covenant that could limit our ability to pay dividends. The following table sets forth the range of high and low trading sale prices for our common stock for the periods indicated, all as reported by NASDAQ.

        FISCAL YEAR ENDED MARCH 31, 2004             HIGH       LOW
        Fourth quarter                             $   8.65   $ 5.90
        Third quarter                                  6.25     5.08
        Second quarter                                 6.49     4.74
        First quarter                                  6.52     3.30

        FISCAL YEAR ENDED MARCH 31, 2003             HIGH       LOW
        Fourth quarter                             $   5.06   $ 3.22
        Third quarter                                  5.78     2.75
        Second quarter                                 5.73     2.35
        First quarter                                 12.49     5.50

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

The following table sets forth certain information, with respect to our equity compensation plans at March 31, 2004 (shares in thousands):

                                                                                                   Number of securities
                                        Number of securities                                        remaining available
                                            to be issued                   Weighted-average         for future issuance
                                          upon exercise of                 exercise price of           under equity
                                         outstanding options              outstanding options       compensation plans
                                        --------------------              -------------------      --------------------
Equity compensation plans
   approved by security holders               38,155                            $ 13.51                    7,286

Equity compensation plans not
   approved by security holders               25,471                            $  8.78                   23,989

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

                                                                                    YEAR ENDED MARCH 31,
                                                      -----------------------------------------------------------------------------
                                                         2004             2003            2002             2001             2000
                                                      -----------     -----------     -----------      -----------      -----------
                                                                     (In thousands, except earnings per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Software license fees                              $   296,627     $   295,720     $   417,631      $   495,572      $   819,247
   Maintenance fees                                       408,191         412,176         433,751          456,534          432,707
   Professional services fees                             559,829         667,444         889,162        1,083,050          996,120
                                                      -----------     -----------     -----------      -----------      -----------
     Total revenues                                     1,264,647       1,375,340       1,740,544        2,035,156        2,248,074
                                                      -----------     -----------     -----------      -----------      -----------
Operating expenses:
   Cost of software license fees                           31,579          30,740          34,102           37,885           28,835
   Cost of professional services                          513,621         611,644         840,149          973,854          877,453
   Technology development and support                     163,655         143,289         164,280          187,155          154,086
   Sales and marketing                                    310,643         264,012         294,496          351,214          377,920
   Administrative and general                             209,797         191,131         207,166          250,324          214,961
   Goodwill amortization and impairment (1 and 2)                                         426,344           42,092           25,586
   Restructuring costs (2)                                                                 46,930
   Purchased research and development                                                                                        17,900
                                                      -----------     -----------     -----------      -----------      -----------
     Total operating expenses                           1,229,295       1,240,816       2,013,467        1,842,524        1,696,741
                                                      -----------     -----------     -----------      -----------      -----------
Income (loss) from operations                              35,352         134,524        (272,923)         192,632          551,333
Other income (expense)                                     20,665          21,691          22,076             (563)          10,443
                                                      -----------     -----------     -----------      -----------      -----------
Income (loss) before income taxes                          56,017         156,215        (250,847)         192,069          561,776
   Income tax provision (benefit)                           6,185          53,113          (5,592)          72,986          209,800
                                                      -----------     -----------     -----------      -----------      -----------
Net income (loss)                                     $    49,832     $   103,102     $  (245,255)     $   119,083      $   351,976
                                                      ===========     ===========     ===========      ===========      ===========

Basic earnings (loss) per share (3)                   $      0.13     $      0.27     $     (0.66)     $      0.33      $      0.98
Diluted earnings (loss) per share (3)                        0.13            0.27           (0.66)            0.32             0.91

Shares used in computing net income (loss) per
share:
Basic earnings computation                                382,630         377,028         371,786          365,192          358,560
Diluted earnings computation                              384,608         378,440         371,786          372,809          384,691

BALANCE SHEET DATA (AT PERIOD END):
Working capital                                       $   649,945     $   581,266     $   506,692      $   434,902      $   391,801
Total assets                                            2,234,081       2,122,685       1,993,938        2,279,374        2,415,907
Long term debt                                                  -               -               -          140,000          450,000
Total shareholders' equity (4)                          1,413,591       1,331,691       1,189,851        1,377,372        1,203,872

(1) Effective April 1, 2002, in accordance with SFAS No. 142, the goodwill balance is no longer being amortized on a monthly basis. Instead it is tested at least annually for impairment. In fiscal 2002, 2001 and 2000, net income (loss) and earnings (loss) per share (diluted computation), exclusive of amortization of goodwill, would have been ($212.4 million) and (57 cents), $153.9 million and 41 cents and $375.9 million and 98 cents, respectively.

(2) Amortization and impairment of goodwill during 2002 included impairment charges of $342.9 million associated with restructuring, $35.2 million associated with a change in technology related to distributed products and $9.3 million associated with the transfer of the engineering business to an unrelated third party discussed in the Professional Services Revenue section in Item 7 of this report. Restructuring costs in 2002 represent costs incurred with the reorganization of the operating divisions during the fourth quarter. See Note 7 of Notes to Consolidated Financial Statements for more details on these charges.

(3) See Notes 1 and 11 of Notes to Consolidated Financial Statements for the basis of computing earnings per share.

(4)   No dividends were paid during the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion contains certain forward-looking statements within the meaning of the federal securities laws which are identified by the use of the words "believes," "expects," "anticipates," "will," "contemplates," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those discussed below, and contained elsewhere in this report, and could cause actual results to differ materially from the results implied by these or any other forward-looking statements made by us, or on our behalf. There can be no assurance that future results will meet expectations. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by applicable law, we do not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

- In 2002, we filed a lawsuit against IBM alleging, among other things, copyright infringement, misappropriation of trade secrets, intentional interference with contractual relations and economic expectancy, false advertising and various violations of the Lanham Act, as well as various anti-trust law violations. We claim that IBM has misappropriated portions of our software tools, used our technology to develop competing products, used its monopoly power to engage in unlawful tying arrangements and subverted competition on the merits. IBM has filed a counterclaim against us alleging violation of six of their patents and in 2004 filed a separate complaint against us alleging violation of seven different IBM patents. Pursuing and defending these matters will be costly, time-consuming and may divert management's time and attention. Due to these matters, our legal expenses have increased substantially and our administrative and general expenses could further increase as a result of these factors. In addition, IBM may seek to influence our customers and potential customers to reduce or eliminate the amount of our products and services that they purchase, or our lawsuit against IBM and IBM's lawsuit against us may otherwise be viewed negatively by our customers and potential customers and cause them to refrain from buying our products and services. Any of the foregoing developments could adversely affect our position in the marketplace and our results of operations.

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

- Our results could be adversely affected by increased competition and pricing pressures. We consider over 40 firms to be directly competitive with one or more of our products. These competitors include but are not limited to BMC Software, Inc., Borland, Computer Associates International, Inc., IBM, Mercury Interactive Corporation and Niku Corporation. Some of these competitors have substantially greater financial, marketing, recruiting and training resources than we do.

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

- Changes in world economies could cause customers to further delay or forego decisions to license new products or upgrades to their existing environments or to reduce their requirements for professional services, and this could adversely affect our operating results.

- Acts of terrorism, acts of war and other unforeseen events may cause damage or disruption to our properties, employees, suppliers, distributors, resellers and customers which could adversely affect our business and operating results.

OVERVIEW

In this section, we discuss our results of operations on a segment basis for each of our financial reporting segments. We operate in two business segments in the technology industry: products and professional services. We evaluate segment performance based primarily on segment contribution before corporate expenses. References to years are to fiscal years ended March 31.

We provide software products and professional services designed to increase the productivity of the IT departments of businesses worldwide. In the early years of our company, we focused on offering professional services and mainframe products in the testing and implementation environment where we gained extensive experience and established long-term customer relationships. Over the past several years, we have expanded our presence into products and professional services in the application development and integration, quality assurance, production readiness and production availability areas of the application life cycle.

We focus on growing revenue and profit margins by enhancing and promoting our current product lines, expanding our product and service offerings through key acquisitions, developing strategic partnerships in order to provide clients with our product solutions and managing our costs. We achieved the following since the beginning of fiscal 2004:

      - Acquired certain assets of Covisint effective March 1, 2004. Covisint provides business-to-business applications and communication services that connect the global automotive industry. Revenue associated with the acquired business was approximately $11 million during Covisint's calendar year 2003. We do not expect Covisint to have a material effect on earnings in fiscal 2005.

      - Acquired Changepoint Corporation in May 2004. Changepoint offerings provide Chief Information Officers with insight and visibility into their people, projects, resources and applications, helping technology leaders align IT investments with business priorities. Revenue associated with the acquired business was approximately $20 million for the twelve months ending April 2004. We do not expect Changepoint to have a material effect on earnings in fiscal 2005.

      - Released 38 mainframe and 55 distributed products, during fiscal 2004, designed to increase the productivity of the IT departments of our customers.

      - Achieved increases in distributed product revenue which is a reflection of our increased focus in fiscal 2004 on promoting our distributed products.

      - Began realigning our professional service segment to higher margin offerings. This was evident in fiscal 2004 as we decreased our revenue derived from low margin subcontract projects. We will continue this trend in fiscal 2005 where we anticipate a first quarter reduction in subcontract revenue and cost of approximately $3.1 million and $3.0 million, respectively.

      - Implemented a cost reduction strategy that included salary reductions for executive management and most employees, additional employee contributions toward healthcare, elimination of company-sponsored holiday events and a review of other expenses. These measures were intended to save a total of $10 million to $15 million each quarter, starting in the third quarter of 2004. Savings in the third and fourth quarters of 2004 were in line with our overall estimates. Due to the positive financial results reported during the third and fourth quarters of 2004 and the outlook for continued revenue and profitability growth, certain of the cost-cutting measures that were put in place (primarily salary reductions) were rescinded effective April 1, 2004.

Our ability to achieve our strategies and objectives is subject to a number of factors some of which we may not be able to control. See "Forward-Looking Statements".

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                                    Percentage of                Period-to-Period
                                                   Total Revenues                    Change
                                            ----------------------------        ------------------
                                                  Fiscal Year Ended
                                                      March 31,                 2003         2002
                                            ----------------------------         to           to
                                             2004        2003       2002        2004         2003
                                             ----        ----       ----        ----         ----
REVENUE:
   Software license fees                     23.5%       21.5%      24.0%        0.3%        (29.2)%
   Maintenance fees                          32.3        30.0       24.9        (1.0)         (5.0)
   Professional services fees                44.2        48.5       51.1       (16.1)        (24.9)
                                            -----       -----      -----
     Total revenues                         100.0       100.0      100.0        (8.0)        (21.0)
                                            -----       -----      -----
OPERATING EXPENSES:
   Cost of software license fees              2.5         2.2        2.0         2.7          (9.9)
   Cost of professional services             40.6        44.5       48.3       (16.0)        (27.2)
   Technology development and support        12.9        10.4        9.4        14.2         (12.8)
   Sales and marketing                       24.6        19.2       16.9        17.7         (10.4)
   Administrative and general                16.6        13.9       11.9         9.8          (7.7)
   Goodwill amortization and impairment                             24.5                    (100.0)
   Restructuring cost                                                2.7                    (100.0)
                                            -----       -----      -----
     Total operating expenses                97.2        90.2      115.7        (0.9)        (38.4)
                                            -----       -----      -----
Income (loss) from operations                 2.8         9.8      (15.7)      (73.7)        149.3
Other income                                  1.6         1.6        1.3        (4.7)         (1.7)
                                            -----       -----      -----
Income (loss) before income taxes             4.4        11.4      (14.4)      (64.1)        162.3
   Income tax provision (benefit)             0.5         3.9       (0.3)      (88.4)           **
                                            -----       -----      -----
Net income (loss)                             3.9%        7.5%     (14.1)%     (51.7)%       142.0%
                                            =====       =====      =====

** Not meaningful

SOFTWARE PRODUCTS

REVENUE

Our products are designed to support four key activities within the application development process: development and integration, quality assurance, production readiness and performance management of the application to optimize performance in production. Product revenue which consists of software license fees and maintenance fees, comprised 55.8%, 51.5% and 48.9% of total revenue during 2004, 2003 and 2002, respectively. OS/390 product revenue (mainframe revenue) decreased $26.2 million or 4.7% during 2004 and decreased $133.8 million or 19.5% during 2003. Revenue from distributed software products increased by $23.1 million, or 15.0% during 2004 and decreased $9.7 million, or 5.9% during 2003.

License revenue increased $0.9 million or 0.3% during 2004 to $296.6 million from $295.7 million during 2003 and decreased $121.9 million or 29.2% during 2003 from $417.6 million during 2002. License revenue was positively impacted by fluctuations in foreign currencies during 2004 compared to fiscal 2003. Excluding the favorable effect of such foreign currency fluctuations, license revenue would have been approximately $277.8 million during fiscal 2004, compared to $295.7 million during fiscal 2003, a decrease of 6.1%.

Maintenance fees decreased $4.0 million or 1.0% to $408.2 million during 2004 from $412.2 million during 2003 and decreased $21.6 million or 5.0% during 2003 from $433.8 million during 2002. Maintenance fees were positively impacted by fluctuations in foreign currencies during 2004 compared to fiscal 2003. Excluding the effect of foreign currency fluctuations, maintenance fees would have been approximately $387.9 million during 2004, compared to $412.2 million during 2003, a decrease of 5.9%.

The overall declines in product revenue from 2003 to 2004 and from 2002 to 2003 were primarily attributable to decreases in mainframe license fees and maintenance fees associated with an overall decrease in technology spending and a decrease in customer demand for large enterprise license agreements which are multi-year, and often multi-payment contracts.

We license software to customers using two types of software licenses, perpetual and term. Generally, perpetual software licenses allow customers a perpetual right to run our software on hardware up to a licensed aggregate MIPS (Millions of Instructions Per Second) capacity or to run our distributed software for a specified number of users or servers. Term licenses allow customers a right to run our software for a limited period of time on hardware up to a licensed aggregate MIPS capacity. Also, our customers purchase maintenance services that provide technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released during the maintenance period. Furthermore, based on customers' business needs, customers are allowed to license additional software and purchase multiple years of maintenance in a single transaction (multi-year transactions). In support of these multi-year transactions, we allow extended payment terms to qualifying customers.

To recognize revenue for these multi-year transactions the contract price is allocated between maintenance revenue and license revenue. All license revenue associated with perpetual license agreements is recognized when the customer commits unconditionally to the transaction, the software products and quantities are fixed, the software has been shipped to the customer and collection is reasonably probable. License revenue associated with term transactions or with transactions that include an option to exchange or select products in the future is deferred and recognized over the term of the agreement. When the license portion is paid over a number of years, the license portion of the payment stream is discounted to its net present value. Interest income is recognized over the payment term. The maintenance revenue associated with all sales is deferred and is recognized over the applicable maintenance period.

Product revenue by geographic location is presented in the table below (in thousands):

                                                       Year Ended March 31,
                                             ----------------------------------------
                                                2004           2003           2002
                                             ----------     ----------     ----------
United States                                $  375,670     $  409,441     $  532,772
Europe and Africa                               246,579        221,272        223,636
Other international operations                   82,569         77,183         94,974
                                             ----------     ----------     ----------
Total product revenue                        $  704,818     $  707,896     $  851,382
                                             ==========     ==========     ==========

PRODUCT CONTRIBUTION AND EXPENSES

Financial information for the product segment is as follows (in thousands):

                                                       Year Ended March 31,
                                             ----------------------------------------
                                                2004           2003           2002
                                             ----------     ----------     ----------
Revenue                                      $  704,818     $  707,896     $  851,382
Expenses                                        505,877        438,041        492,878
                                             ----------     ----------     ----------
Product contribution                         $  198,941     $  269,855     $  358,504
                                             ==========     ==========     ==========

The product segment generated contribution margins of 28.2%, 38.1% and 42.1% during 2004, 2003 and 2002, respectively. Product expenses include cost of software license fees, technology development and support costs, and sales and marketing expenses. These factors are discussed below.

Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers and the cost of author royalties. As a percentage of software license fees, cost of software license fees were 10.6%, 10.4% and 8.2% in 2004, 2003 and 2002, respectively.

Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Also included here are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support technology initiatives. As a percentage of product revenue, costs of technology development and support were 23.2%, 20.2% and 19.3% in 2004, 2003 and 2002, respectively.

Capitalization of internally developed software products begins when technological feasibility of the product is established. Before the capitalization of internally developed software products, total research and development expenditures during 2004 increased $20.3 million or 13.1%, to $175.0 million from $154.7 million in 2003 and decreased $22.9 million or 12.9% during 2003 from $177.6 million in 2002.

The increase in technology costs for 2004 was primarily attributable to higher compensation, benefit and bonus costs of approximately $23.1 million offset by a decrease in depreciation expense of approximately $2.6 million. Compensation, benefit and bonus costs were higher due to scheduled salary increases during 2004 and higher employee headcount in this area which increased by 5.9% to an average headcount of 1,529 people during 2004. Depreciation expense declined due to approximately $18 million of computer equipment which became fully depreciated in the first and second quarters of 2004. A portion of the increase was offset by cost reduction strategies implemented in October 2003 that resulted in a reduction of technology development and support costs totaling $2.0 during the third and fourth quarters of 2004.

The decrease in technology costs for 2003 was primarily attributable to lower bonus costs of approximately $9.7 million, decreases in computer equipment depreciation and purchased software amortization totaling approximately $7.8 million and reduced travel and communication costs of approximately $3.2 million.

Sales and marketing costs consist primarily of personnel related costs associated with product direct sales and sales support, marketing for all our offerings, and personnel costs associated with new sales initiatives. Sales and marketing costs increased $46.6 million or 17.7%, during 2004 to $310.6 million from $264.0 million in 2003 and decreased $30.5 million or 10.4% during 2003 from $294.5 million in 2002. As a percentage of product revenue, sales and marketing costs were 44.1%, 37.3% and 34.6% in 2004, 2003 and 2002, respectively.

The increase in sales and marketing costs for 2004 was primarily attributable to higher salary and benefit costs of approximately $27.1 million, increased commission and bonus costs of approximately $12.5 million and higher advertising costs of approximately $5.8 million. Compensation, benefit, commission and bonus costs were higher due to salary increases during 2004, higher employee headcount in this area which increased by 4.6% to an average headcount of 1,852 people during 2004 and the negative effect of foreign currency fluctuations on these costs as the U.S. dollar continued to weaken throughout fiscal 2004. Approximately 50% of total sales and marketing compensation, benefit, commission and bonus costs were attributable to our non-U.S. sales force. The change in advertising costs was a result of increases in the promotion of our products in the distributed software marketplace during fiscal 2004. In late October 2003, we implemented cost reduction strategies that resulted in a reduction of sales and marketing costs totaling $1.9 million during the third and fourth quarters of 2004.

The decrease in sales and marketing costs for 2003 was primarily attributable to reduced headcount which decreased by 18.8% to an average headcount of 1,770 people during 2003 resulting in lower compensation and benefit costs of approximately $16.3 million, decreased travel costs of approximately $4.6 million and lower bonus and commission costs of approximately $6.6 million.

PROFESSIONAL SERVICES

REVENUE

We offer a broad range of IT professional services, including business systems analysis, design and programming, software conversion and system planning and consulting. Revenue from professional services decreased $107.6 million or 16.1% during 2004 and decreased $221.7 million or 24.9% during 2003.

The decrease in revenue for 2004 was due, primarily, to a reduction in demand for professional services as customers continue to postpone large projects, continued downward pressure on our billing rates due to the highly competitive nature of the professional services market and an increased effort in fiscal 2004 to reduce our involvement with lower margin subcontract IT projects in order to focus our resources on higher margin projects for the future.

The decrease in revenue for 2003 was due, primarily, to a reduction in customer demand for professional services, the January 2002 assignment of our prime contract with a client to a company in which we have a minority equity investment (Caretech), and to a lesser extent, the transfer of our engineering business to an unrelated third party in December 2001. Professional services revenue was further negatively impacted by the closing of certain underperforming branch offices associated with the restructuring discussed below.

Professional services revenue by geographic location is presented in the table below (in thousands):

                                                       Year Ended March 31,
                                             ----------------------------------------
                                                2004           2003           2002
                                             ----------     ----------     ----------
United States                                $  499,670     $  599,913     $  795,284
Europe and Africa                                56,749         64,816         90,536
Other international operations                    3,410          2,715          3,342
                                             ----------     ----------     ----------
Total professional services revenue          $  559,829     $  667,444     $  889,162
                                             ==========     ==========     ==========

PROFESSIONAL SERVICES CONTRIBUTION AND EXPENSES

Financial information for the professional services segment is as follows (in thousands):

                                                       Year Ended March 31,
                                             ----------------------------------------
                                                2004           2003           2002
                                                ----           ----           ----
Revenue                                      $  559,829     $  667,444     $  889,162
Expenses                                        513,621        611,644        840,149
                                             ----------     ----------     ----------
Professional services contribution           $   46,208     $   55,800     $   49,013
                                             ==========     ==========     ==========

During 2004, the professional services segment generated a contribution margin of 8.3%, compared to 8.4% and 5.5% during 2003 and 2002, respectively.

Cost of professional services consists primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Cost of professional services decreased $98.0 million or 16.0% during 2004 and decreased $228.5 million or 27.2% during 2003.

The decrease in cost of professional services for 2004 was primarily attributable to lower compensation, benefit, bonus and travel costs of approximately $86.8 million and a decrease in subcontractor costs of approximately $12.2 million. Compensation, benefit, bonus and travel costs were lower due to a 12.4% reduction in average employee headcount in this area to 4,956 people during 2004. In late October 2003, we implemented cost reduction strategies that resulted in a reduction of professional services costs totaling $14.1 million during the third and fourth quarters of 2004. All professional services salaries have been reviewed and adjusted effective April 1, 2004.

The decrease in cost of professional services for 2003 was primarily attributable to reductions in staff associated with the restructuring discussed below, resulting in lower salaries and benefits, and decreased use of subcontractors for special services. The professional services billable staff decreased 25.8% to an average headcount of 5,660 people during 2003.

CORPORATE AND OTHER EXPENSES

Administrative and general expenses consist of costs associated with the operations and administration of the Company. These costs include the corporate executive, finance, human resources, legal and corporate communications departments. In addition, administrative and general costs include all facility-related costs, such as rent, building depreciation, maintenance, utilities, etc., associated with all of our locations. Administrative and general expenses increased $18.7 million or 9.8%, during 2004 to $209.8 million from $191.1 million in 2003 and decreased $16.1 million or 7.7% during 2003 from $207.2 million in 2002.

The increase in administrative and general expenses for 2004 was primarily attributable to an increase in legal fees of approximately $10.4 million and higher depreciation expense associated with the new Detroit headquarters building of approximately $5.6 million. In late October 2003, we implemented cost reduction strategies that resulted in a reduction to administrative and general costs totaling $1.7 million during the third and fourth quarters of 2004.

The decrease in administrative and general expenses in 2003 was primarily attributable to decreased building rent of approximately $19.7 million, decreased utility costs of approximately $6.0 million and decreased compensation, benefit and bonus costs of approximately $20.7 million resulting from the restructuring discussed below offset, in part, by increased legal costs of approximately $22.1 million.

External legal fees for all litigation, including IBM and other matters were $45.0 million, $34.6 million and $12.5 million in 2004, 2003 and 2002.
Litigation expense has increased significantly over the past two years due primarily to the IBM litigation. Because a majority of the costs in connection with the IBM litigation have been incurred during the preparation of this case for trial, we do not expect litigation expenses to increase. Barring any unknown future litigation claims, these expenses should decline moderately.

Other income consists primarily of interest earnings on deferred customer receivables and interest income realized from investments. Other income for 2004 was $20.7 million compared to $21.7 million in 2003 and $22.1 million in 2002.

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. During the third quarter of 2004, we recorded an income tax benefit of $9.5 million relating primarily to favorable tax settlements with the U.S. Internal Revenue Service and recent developments in other tax matters both in the US and other taxing jurisdictions. Excluding this tax benefit, the effective tax rate for 2004 was 28% compared to 34% for 2003. The decrease in the effective tax rate is primarily due to the higher percentage impact of certain tax benefit items as a result of the decline in income. The income tax provision was $6.2 million for 2004, net of the $9.5 million income tax benefit in the third quarter. This compares to an income tax provision of $53.1 million for 2003.

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

The following table summarizes the accrual for the restructuring and charges against the accrual during 2002, 2003 and 2004 (in thousands):

                                      Employee     Facilities costs     Legal, consulting                       Total
                                     termination   (primarily lease      and outplacement                   restructuring
                                      benefits      abandonments)*            costs             Other           charge
                                     -----------   ----------------     -----------------    ----------     -------------
Restructuring charge                 $    19,012     $   26,341            $    1,299        $      278      $    46,930
Incurred during year ended
   March 31, 2002                           (553)          (676)                                                  (1,229)
                                     -----------     ----------            ----------        ----------      -----------
Accrual at March 31, 2002                 18,459         25,665                 1,299               278           45,701
Incurred during year ended
   March 31, 2003                        (16,405)        (8,589)                 (691)             (215)         (25,900)
Adjustment                                (1,356)         2,012                  (593)              (63)
                                     -----------     ----------            ----------        ----------      -----------
Accrual at March 31, 2003            $       698     $   19,088            $       15        $        -      $    19,801
Incurred during year ended
   March 31, 2004                           (591)        (5,600)                   (4)                            (6,195)
                                     -----------     ----------            ----------        ----------      -----------
Accrual at March 31, 2004            $       107     $   13,488            $       11        $        -      $    13,606
                                     ===========     ==========            ==========        ==========      ===========

*Lease obligations will end in March of 2009.

During the year ended March 31, 2003, the Company determined the accruals associated with employee terminations, legal and outplacement were in excess of actual costs incurred. These excess accruals have been reduced. The accrual for facilities costs was increased, since the Company had not been as successful in subleasing abandoned leased space as originally anticipated.

Approximately 70% of the accrual related to facilities costs is included in "long term accrued expenses" in the consolidated balance sheet at March 31, 2004.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 1 of the Consolidated Financial Statements contains a summary of our significant accounting policies.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on facts and circumstances at March 31, 2004. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain.

Revenue Recognition - A basic criteria for revenue recognition is that collectibility is reasonably assured. We evaluate collectibility based on past customer history, external credit ratings and payment terms within various customer agreements. Future events or inaccuracies in reported credit data that result in a change to collectibility expectations could have a negative effect on our operating results.

Perpetual license fee revenue is recognized using the residual method, under which the fair value, based on Compuware-specific objective evidence (CSOE), of all undelivered elements of the agreement (e.g. maintenance and professional services) is deferred. CSOE is based on rates charged for maintenance and professional services when sold separately. Changes in rates charged for stand alone maintenance and professional services could have a significant impact on how bundled revenue agreements are characterized as license, maintenance or professional services and therefore, on the timing of revenue recognition in the future.

Generally, revenues from license and maintenance transactions that include installment payment terms are recognized in the same manner as those requiring current payment. This is because we have an established business practice of offering installment payment terms to customers and have a history of successfully enforcing original payment terms without making concessions. However, because a significant portion of our license fee revenue is earned in connection with installment sales, changes in future economic conditions or technological developments could adversely affect our ability to immediately record license fees for these types of transactions and/or limit our ability to collect these receivables.

Professional Services Fees - Professional services fees are generally based on hourly or daily rates. However, for services rendered under fixed-price contracts, revenue is recognized using the percentage of completion method. Unforeseen events that result in additional time or costs being required to complete such projects could affect the timing of revenue recognition for the balance of the project as well as services margins going forward, and could have a negative effect on our results of operations.

Based on our interpretation of US GAAP including SOP 97-2 and 98-9, Securities and Exchange Commission SAB 104 and EITF 00-21, we believe our revenue has been properly reported. New interpretations or pronouncements related to software revenue recognition policies could result in changes to our method of revenue recognition in the future.

Allowance for Doubtful Accounts - The collectibility of accounts receivable is regularly evaluated and we believe our allowance for doubtful accounts is appropriate for our accounts receivable balances. In evaluating the allowance, we consider historical loss experience, including the need to adjust for current conditions, and the aging of outstanding receivables. Larger accounts are reviewed on a detail basis, giving consideration to collection experience and any information on the financial viability of the customer. The allowance is reviewed and adjusted each quarter based on the best information available at the time. Unforeseen events which negatively affect the ability of our customer's to meet their payment obligations would negatively impact our ability to collect outstanding amounts due from customers and may cause a material impact on our financial position and results of operations due to a change in the assumptions and judgment on which we base this estimate.

Capitalized Software - The cost of purchased and internally developed software is capitalized and stated at the lower of unamortized cost or expected net realizable value. We compute annual amortization using the straight-line method over the remaining estimated economic life of the software product which is generally five years. Software is subject to rapid technological obsolescence and future product revenue estimates supporting the capitalized software cost can be negatively affected based upon competitive products and pricing. Such adverse developments could reduce the estimated net realizable value of our capitalized software and could result in impairment or a shorter estimated life. Such events would require us to take a charge in the period in which the event occurred or to increase the amortization expense in future periods and would have a negative effect on our results of operations.

Impairment of Goodwill - We are required to assess the impairment of goodwill annually, or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. To analyze goodwill, we measure its fair value using an estimate of the related business's discounted cash flow. The discounted cash flow approach uses significant assumptions, including projected future cash flows, the discount rate reflecting the risk inherent in future cash flows, and a terminal growth rate.

The fair value of the reporting unit including the goodwill is then compared to the carrying value of each reporting unit (Products and Professional Services). If the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill, the impairment loss is recognized as an operating expense in an amount equal to that excess. Changes in any of these estimates and assumptions, and unknown future events or circumstances (e.g. economic conditions or technological developments), could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge.

Investments in Partially Owned Companies - As discussed in Note 5 to the Consolidated Financial Statements, we have minority investments in and advances to certain privately held companies for strategic purposes. At March 31, 2004, the net carrying value of our investments and advances to these entities totaled $25.9 million. Additionally, we have guaranteed outstanding lease obligations of $3.2 million at March 31, 2004. We regularly evaluate the financial condition of these partially owned companies to assess potential impairment in the carrying value of our investments in and advances to these entities. We consider their current financial situation, including their ability to meet current cash requirements, expected future cash flows and any other information known to us in determining whether an impairment charge is appropriate. Unknown factors or unforeseen events that impair their ability to pay their obligations or to operate profitably could have an impact on our ability to recoup our investments in and outstanding advances to these companies and could require us to expense all or a portion of the outstanding investments and advances in that period.

Deferred Tax Assets Valuation Allowance and Tax Liabilities - We estimate income taxes in each of the jurisdictions in which we operate, net deferred tax assets based on expected future taxable benefits in such jurisdictions and our valuation allowance for deferred tax assets. For additional information regarding these estimates see Note 12 to the Consolidated Financial Statements. Changes in estimates of projected future operating results or in assumptions regarding our ability to generate future taxable income during the periods in which temporary differences are deductible could result in significant changes to these accruals and, therefore, to our net income.

In addition, we recognize contingent tax liabilities through tax expense for estimated exposures related to our current tax positions. We evaluate the need for contingent tax liabilities on a quarterly basis and any change in the amount will be recorded in our results of operations, as appropriate. It could take several years to resolve certain of these contingencies.

Other - Other accounting policies, although not generally subject to the same level of estimation as those discussed above, are nonetheless important to an understanding of the financial statements. Many assets, liabilities, revenue and expenses require some degree of estimation or judgment in determining the appropriate accounting.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, cash and investments totaled approximately $767.1 million. During 2004 and 2003, cash flow from operations was $258.1 million and $370.4 million, respectively. A significant portion of operating cash flow is generated from the collection of the current portion of prior years' receivables. The decrease was primarily due to lower collections on customer receivables due to the general decline in revenue from the prior year. During these periods, capital expenditures for the Detroit Headquarters facility totaled $65.2 million and $219.1 million, respectively, and capital expenditures for other property and equipment and capitalized research and software development totaled $20.7 million and $17.6 million, respectively.

On May 2, 2003, we entered into a $100 million revolving credit facility maturing on July 29, 2004. See Note 9 of Notes to Consolidated Financial Statements for a discussion of this revolving credit facility. No borrowings have occurred or are planned under this facility. We intend to renew this facility upon expiration.

We have relocated to our new corporate headquarters building. The total construction cost approximated $350 million for the building and $50 million for furniture and fixtures. Annual depreciation expense is approximately $16 million. Future cash requirements to complete the construction will be minimal in fiscal year 2005.

In July 2003 we entered into an option and purchase agreement for our Farmington Hills, Michigan facility. The option agreement allows the holder to commit to purchase the building for one year after the execution of the agreement. The option selling price of the building approximates the current net book value of $20 million for the building. If exercised, the holder would pay $5 million upon exercise and the remaining balance in five years with interest being paid monthly at 7% of the unpaid balance.

On May 6, 2003, the Board of Directors authorized the repurchase of up to $125 million of our common stock. Our purchases of stock may occur on the open market, through negotiated or block transactions based upon market and business conditions. We regularly evaluate market conditions for an opportunity to repurchase our stock. During August 2003, we repurchased approximately 200,000 shares of our common stock under this program at an average price of $4.97 per share. Approximately $124 million remains for future purchases under this program.

As discussed in Note 5 to the Consolidated Financial Statements, we regularly review the financial condition of our partially owned companies, inclusive of considering the companies' relationships with their major customers, to determine that the recorded amounts in our financial statements are appropriate and the investments (inclusive of the debt obligations) are not impaired. CareTech Solutions, Inc.'s (Caretech) most significant customer is the Detroit Medical Center and Subsidiaries (DMC). The DMC has publicly announced it is having financial difficulties. After consideration of all relevant factors, we concluded that no impairment charge or valuation allowance related to our investment in and receivables due from CareTech should be recorded at March 31, 2004. The DMC has requested, and CareTech has agreed, to provide the DMC with extended payment terms up to 90 days. In turn, we have also agreed to extend 90 day payment terms to CareTech. During the third quarter of fiscal 2004, the other shareholders of CareTech expressed an inability or unwillingness to provide additional funding to meet any short falls in CareTech's cash flow requirements. Therefore, we will record 100 percent of any future losses incurred by CareTech as a reduction to our outstanding advances to CareTech. At March 31, 2004, the carrying value of investments in and advances to Caretech was $22.0 million.

On February 5, 2004, we entered into an asset purchase agreement with Covisint LLC (Covisint) which became effective March 1, 2004. We acquired selected assets and certain liabilities related to their Communicate Portal Solutions, Connect and Problem Solver businesses (acquired business) for approximately $7 million in cash plus certain lease obligations up to $2.1 million.

In May 2004, we acquired all outstanding shares of Changepoint Corporation, a privately held market-leader of IT Governance application software for approximately $100 million in cash. The acquisition will be accounted for as a purchase during the first quarter of fiscal 2005, and, accordingly, assets and liabilities acquired will be recorded at fair value as of the acquisition date.

We continue to evaluate business acquisition opportunities that fit our strategic plans.

We believe available cash resources, together with cash flow from operations, will be sufficient to meet cash needs for the foreseeable future.

Contractual Obligations

The following table summarizes our payments under contractual obligations and our other commercial commitments as of March 31, 2004 (in thousands):

                                                           Payment Due by Period as of March 31,
                                  ----------------------------------------------------------------------------------------
                                                                                                                 2010 and
                                    Total         2005        2006         2007         2008         2009       Thereafter
                                  ---------    ---------    ---------    ---------    ---------    ---------    ----------
Contractual obligations:
  Operating leases                $ 325,153    $  29,287    $  23,320    $  19,396    $  15,885    $  11,558    $  225,707
  Other(1)                            8,280        4,605        2,075          200          200          200         1,000
                                  ---------    ---------    ---------    ---------    ---------    ---------    ----------
  Total                           $ 333,433    $  33,892    $  25,395    $  19,596    $  16,085    $  11,758    $  226,707
                                  =========    =========    =========    =========    =========    =========    ==========

(1) - Other includes a $4.0 million commitment to various City of Detroit charities and a $4.3 million advertising agreement.

Off-Balance Sheet Arrangements

As discussed in Note 5 to the Consolidated Financial Statements, we have guaranteed lease obligations of CareTech of up to $12.5 million. We have not recorded any liability related to these guarantees since we believe that CareTech will continue to meet its obligations. At March 31, 2004, CareTech's outstanding lease obligations were approximately $3.2 million.

We currently do not have any non-consolidated special purpose entity arrangements.

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

The table below provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates (in thousands, except interest rate):

                                                       Year Ended March 31,
                                               -------------------------------------                 Fair Value at
                                                  2005          2006          2007       Total       March 31, 2004
                                               ----------     ---------     --------   ----------    --------------
Cash Equivalents                               $ 454,916                               $ 454,916     $ 454,916
   Average Interest Rate                            1.03%                                   1.03%
   Average Interest Rate (tax equivalent)           1.04%                                   1.04%

Investments                                    $ 149,654      $ 157,252     $ 5,232    $ 312,138     $ 312,320
   Average Interest Rate                            1.51%          1.56%       1.44%        1.53%
   Average Interest Rate (tax equivalent)           2.30%          1.98%       2.21%        2.14%

We offer financing arrangements with installment payment terms in connection with our multi-year software sales. Installment accounts are generally receivable over a three to five year period. As of March 31, 2004, non-current accounts receivable amounted to $198.7 million, and are due approximately $117.4 million, $52.4 million, $18.7 million, $6.2 million and $4.0 million in each of the years ending March 31, 2006 through 2010, respectively. The fair value of non-current accounts receivable is estimated by discounting the future cash flows using the current rate at which the company would finance a similar transaction. At March 31, 2004, the fair value of such receivables is approximately $198.4 million. Each 25 basis point increase in interest rates would have an associated $600,000 negative impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2004. A change in interest rates will have no impact on cash flows or net income associated with non-current accounts receivable.

FOREIGN CURRENCY RISK

We have entered into forward foreign exchange contracts primarily to hedge amounts due to or from select subsidiaries denominated in foreign currencies (mainly in Europe and Asia-Pacific) against fluctuations in exchange rates. Our accounting policies for these contracts are based on our designation of the contracts as hedging transactions. The criteria we use for designating a contract as a hedge include the contract's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on forward foreign exchange contracts are recognized in income, offsetting foreign exchange gains or losses on the foreign balances being hedged. If the underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related forward foreign exchange contract would be recognized in income in the same period. In addition, since we enter into forward contracts only as a hedge, any change in currency rates would not result in any material net gain or loss, as any gain or loss on the underlying foreign currency denominated balance would be offset by the gain or loss on the forward contract. We operate in certain countries in Latin America and Asia-Pacific where there are limited forward currency exchange markets and thus we have unhedged transaction exposures in these currencies.

The table below provides information about our foreign exchange forward contracts at March 31, 2004. The table presents the value of the contracts in U.S. dollars at the contract maturity date and the fair value of the contracts at March 31, 2004 (in thousands, except contract rates):

                           Contract    Maturity               Forward            Fair
                           date in     date in    Contract  Position in        Value at
                             2004        2004       Rate    U.S. Dollars    March 31, 2004
                           --------    --------   --------  ------------    --------------
Forward Sales
   Norwegian Krone         March 31    April 30     6.9425  $        490      $    496
   Swedish Krona           March 31    April 30     7.6301           315           318
   Swiss Franc             March 31    April 30     1.2796           727           734
                                                            ------------      --------
                                                            $      1,532      $  1,548
                                                            ============      ========
Forward Purchases
   Australian Dollar       March 31    April 30     1.3242  $     10,572      $ 10,720
   Danish Krone            March 31    April 30     6.1310         1,566         1,587
   Euro Dollar             March 31    April 30     0.8209        28,621        28,906
   Pounds Sterling         March 31    April 30     0.5481        10,035        10,140
   Hong Kong Dollar        March 31    April 30     7.7827         4,626         4,619
   Japanese Yen            March 31    April 30   104.1770           509           508
                                                            ------------      --------
                                                            $     55,929      $ 56,480
                                                            ============      ========



Approximately 30% of our revenue is derived from foreign sources. This exposes us to exchange rate risks on foreign currencies related to the fair value of foreign assets and liabilities, net income and cash flows.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Compuware Corporation:

We have audited the accompanying consolidated balance sheets of Compuware Corporation and subsidiaries (the "Company") as of March 31, 2004 and 2003, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

DELOITTE & TOUCHE LLP

Detroit, Michigan
May 26, 2004

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2004 AND 2003
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                             NOTES                 2004             2003
                                                           ----------           ----------       ----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                    $  454,916       $  319,466
   Investments                                                   3                 149,654          156,737
   Accounts receivable, less allowance for doubtful
     accounts of $22,565 and $26,543                                               452,057          515,819
   Deferred tax asset, net                                      12                  32,460           30,605
   Income taxes refundable, net                                                     33,946           10,853
   Prepaid expenses and other current assets                                        19,976           16,951
                                                                                ----------       ----------

                  Total current assets                                           1,143,009        1,050,431
                                                                                ----------       ----------

INVESTMENTS                                                      3                 162,484           95,095
                                                                                ----------       ----------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                 4                 444,401          386,678
                                                                                ----------       ----------

CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION OF $193,491 AND $167,089                         8                  45,489           54,514
                                                                                ----------       ----------

OTHER:
   Accounts receivable                                                             198,742          260,735
   Goodwill                                                    2,8                 213,359          212,288
   Deferred tax asset, net                                      12                                   20,174
   Other assets                                                5,8                  26,597           42,770
                                                                                ----------       ----------

                  Total other assets                                               438,698          535,967
                                                                                ----------       ----------

TOTAL ASSETS                                                                    $2,234,081       $2,122,685
                                                                                ==========       ==========

                                                             NOTES                 2004             2003
                                                           ----------           ----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             $   35,298       $   37,588
   Accrued expenses                                              7                 115,786          101,196
   Accrued bonuses and commissions                                                  39,176           33,383
   Deferred revenue                                                                302,804          296,998
                                                                                ----------       ----------

                  Total current liabilities                                        493,064          469,165

DEFERRED REVENUE                                                                   300,664          299,079

ACCRUED EXPENSES                                                 7                  22,073           22,750

DEFERRED TAX LIABILITY, NET                                     12                  4,689
                                                                                ----------       ----------

                  Total liabilities                                                820,490          790,994
                                                                                ----------       ----------

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value -  authorized
     5,000,000 shares                                           10

   Common stock, $.01 par value - authorized
     1,600,000,000 shares; issued and outstanding
     385,343,692 and 382,367,156 shares in 2004
     and 2003, respectively                                  10,15                   3,853            3,824
   Additional paid-in capital                                                      722,206          704,190
   Retained earnings                                                               681,115          631,906
   Accumulated other comprehensive income (loss)                                     6,417           (8,229)
                                                                                ----------       ----------

                  Total shareholders' equity                                     1,413,591        1,331,691
                                                                                ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $2,234,081       $2,122,685
                                                                                ==========       ==========

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2004, 2003 AND 2002
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    NOTES         2004            2003             2002
                                                 ----------- -------------   -------------    -------------
REVENUES:
   Software license fees                                     $     296,627   $     295,720    $     417,631
   Maintenance fees                                                408,191         412,176          433,751
   Professional services fees                                      559,829         667,444          889,162
                                                             -------------   -------------    -------------

       Total revenues                                            1,264,647       1,375,340        1,740,544
                                                             -------------   -------------    -------------

OPERATING EXPENSES:
   Cost of software license fees                                    31,579          30,740           34,102
   Cost of professional services                                   513,621         611,644          840,149
   Technology development and support                              163,655         143,289          164,280
   Sales and marketing                                             310,643         264,012          294,496
   Administrative and general                         5            209,797         191,131          207,166
   Goodwill amortization and impairment               8                                             426,344
   Restructuring costs                                7                                              46,930
                                                             -------------   -------------    -------------

       Total operating expenses                                  1,229,295       1,240,816        2,013,467
                                                             -------------   -------------    -------------

INCOME (LOSS) FROM OPERATIONS                                       35,352         134,524         (272,923)

OTHER INCOME                                                        20,665          21,691           22,076
                                                             -------------   -------------    -------------

INCOME (LOSS) BEFORE INCOME TAXES                                   56,017         156,215         (250,847)

INCOME TAX PROVISION (BENEFIT)                       12              6,185          53,113           (5,592)
                                                             -------------   -------------    -------------

NET INCOME (LOSS)                                            $      49,832   $     103,102    $    (245,255)
                                                             =============   =============    =============

Basic earnings (loss) per share                      11      $        0.13   $        0.27    $       (0.66)
                                                             =============   =============    =============

Diluted earnings (loss) per share                    11      $        0.13   $        0.27    $       (0.66)
                                                             =============   =============    =============

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2004, 2003 AND 2002
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         Accumulated
                                               Common Stock      Additional                 Other         Total
                                          ---------------------   Paid-In    Retained   Comprehensive  Shareholders'  Comprehensive
                                            Shares      Amount    Capital    Earnings    Gain (Loss)      Equity      Income (Loss)
                                          -----------   ------   ----------  ---------  -------------  -------------  -------------
BALANCE AT APRIL 1, 2001                  369,816,432  $  3,698  $  620,743  $ 774,059  $     (21,128)     1,377,372
    Net loss                                                                  (245,255)                     (245,255) $    (245,255)
    Foreign currency translation, net
       of tax                                                                                   1,800          1,800          1,800
                                                                                                                      -------------
         Comprehensive loss                                                                                           $    (243,455)
                                                                                                                      =============
    Issuance of common stock                1,981,659        20      17,636                                   17,656
    Issuance of warrant (Note 10)                                     2,825                                    2,825
    Acquisition tax benefits                                          6,854                                    6,854
    Exercise of employee stock options
       and related tax benefit (Note 15)    4,022,163        40      24,492                                   24,532
    Other                                                             4,067                                    4,067
                                          -----------  --------  ----------  ---------  -------------  -------------
BALANCE AT MARCH 31, 2002                 375,820,254     3,758     676,617    528,804        (19,328)     1,189,851
    Net income                                                                 103,102                       103,102  $     103,102
    Foreign currency translation, net
       of tax                                                                                  11,099         11,099         11,099
                                                                                                                      -------------
         Comprehensive income                                                                                         $     114,201
                                                                                                                      =============
    Issuance of common stock                6,010,067        60      18,868                                   18,928
    Acquisition tax benefits                                          7,056                                    7,056
    Exercise of employee stock options
       and related tax benefit (Note 15)      536,835         6       1,649                                    1,655
                                          -----------  --------  ----------  ---------  -------------  -------------
BALANCE AT MARCH 31, 2003                 382,367,156     3,824     704,190    631,906         (8,229)     1,331,691
    Net income                                                                  49,832                        49,832  $      49,832
    Foreign currency translation, net
       of tax                                                                                  14,646         14,646         14,646
                                                                                                                      -------------
         Comprehensive income                                                                                         $      64,478
                                                                                                                      =============
    Issuance of common stock                2,340,171        23       8,189                                    8,212
    Acquisition tax benefits                                          6,579                                    6,579
    Repurchase of common stock               (200,500)       (2)       (371)      (623)                         (996)
    Exercise of employee stock options
       and related tax benefit (Note 15)      836,865         8       3,494                                    3,502
    Other                                                               125                                      125
                                          -----------  --------  ----------  ---------  -------------  -------------
BALANCE AT MARCH 31, 2004                 385,343,692  $  3,853  $  722,206  $ 681,115  $       6,417  $   1,413,591
                                          ===========  ========  ==========  =========  =============  =============

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2004, 2003 AND 2002
(IN THOUSANDS)

                                                                            2004            2003           2002
                                                                        ------------      ---------     ----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income (loss)                                                    $     49,832      $ 103,102     $ (245,255)
   Adjustments to reconcile net income (loss) to cash provided by operations:
       Goodwill amortization and impairment                                                                426,344
       Depreciation and amortization                                          55,175         53,808         63,619
       Tax benefit from exercise of stock options                                704            152          8,384
       Issuance of common stock to Employee Stock Ownership Trust                             9,425         10,657
       Acquisition tax benefits                                                6,579          7,056          6,854
       Deferred income taxes                                                  23,775         36,577        (75,692)
       Other                                                                   3,774          6,212          1,639
       Net change in assets and liabilities, net of effects from
         acquisitions:
           Accounts receivable                                               163,479        182,502        146,964
           Prepaid expenses and other current assets                          (1,404)            (9)           708
           Other assets                                                        4,887            776          1,972
           Accounts payable and accrued expenses                              (1,289)       (50,562)        21,435
           Deferred revenue                                                  (24,378)         4,464         36,438
           Income taxes                                                      (23,014)        16,870        (17,168)
                                                                        ------------      ---------     ----------
                  Net cash provided by operating activities                  258,120        370,373        386,899
                                                                        ------------      ---------     ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of:
       Property and equipment:
            Headquarters facility                                            (65,240)      (219,071)       (81,644)
            Other                                                             (9,358)        (6,222)        (8,784)
       Capitalized software                                                  (11,287)       (11,369)       (13,300)
       Business                                                               (6,939)
   Investments:
       Proceeds                                                              356,713        201,938        221,716
       Purchases                                                            (404,048)      (267,502)      (210,784)
                                                                        ------------      ---------     ----------
                  Net cash used in investing activities                     (140,159)      (302,226)       (92,796)
                                                                        ------------      ---------     ----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options                                 2,798          1,503         16,148
   Employee contribution to stock purchase plans                               8,293          9,563          6,999
   Repurchase of common stock                                                   (996)
   Proceeds from sale of warrant                                                                             2,825
   Payment of long term debt                                                                              (140,000)
                                                                        ------------      ---------     ----------
                  Net cash provided by (used in) financing activities         10,095         11,066       (114,028)
                                                                        ------------      ---------     ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        7,394          6,948           (110)
                                                                        ------------      ---------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    135,450         86,161        179,965
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               319,466        233,305         53,340
                                                                        ------------      ---------     ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $    454,916      $ 319,466     $  233,305
                                                                        ============      =========     ==========

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2004, 2003 AND 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Compuware Corporation develops, markets and supports an integrated set of systems software products designed to improve the productivity of data processing professionals in application development, implementation and maintenance. In addition, the Company's professional services include business systems analysis, design, communication, programming and implementation as well as software conversion and systems planning and consulting. The Company's products and services are offered worldwide across a broad spectrum of technologies, including mainframe and distributed systems platforms.

Basis of Presentation - The consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries after elimination of all significant intercompany balances and transactions. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP), which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingencies at March 31, 2004 and 2003 and the results of operations for the years ended March 31, 2004, 2003 and 2002. While management has based their assumptions and estimates on the facts and circumstances known at March 31, 2004, final amounts may differ from estimates.

Certain amounts in the fiscal 2003 and 2002 financial statements have been reclassified to conform to the fiscal 2004 presentation.

Revenue Recognition - The Company earns revenue from licensing software products, providing maintenance and support for those products and rendering professional services. The Company's revenue recognition policies are based on US GAAP including Statements of Position 97-2 "Software Revenue Recognition" and 98-9 "Modification of SOP 97-2, "Software Revenue Recognition," With Respect to Certain Transactions", Securities and Exchange Commission Staff Accounting Bulletin 104 and Emerging Issues Task Force Issue 00-21 "Change in Accounting
Principle: Revenue Arrangements with Multiple Deliverables". Accordingly, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured.

Software license fees - The Company's software license agreements provide their customers with a right to use their software perpetually (perpetual licenses) or during a defined term (term licenses). Perpetual license fee revenue is recognized using the residual method, under which the fair value, based on Compuware-specific objective evidence (CSOE) of all undelivered elements of the agreement (e.g., maintenance and professional services) is deferred. CSOE is based on rates charged for maintenance and professional services when sold separately. The remaining portion of the fee, net of discretionary discounts, (the residual) is recognized as license fee revenue upon shipment of the products, provided that no significant obligations remain and collection of the related receivable is deemed probable. For term licenses and for agreements in which the fair value of the undelivered elements cannot be determined using CSOE (e.g., transactions that include an option to exchange or select products in the future), the Company recognizes the license fee revenue on a ratable basis over the term of the license agreement.

The Company offers flexibility to customers purchasing their products and related maintenance. Terms vary ranging from the standard perpetual license sale to large multi-year, multi-product contracts. The Company allows deferred payment terms on multi-year contracts, with installments collectible over the term of the contract. Based on the Company's collection history for deferred payments, the license fee portion of the receivable is discounted to its net present value and recognized as discussed above. The discount is recognized as interest income over the term of the receivables, and amounted to $12.6 million, $15.5 million and $19.6 million for fiscal 2004, 2003 and 2002, respectively. At March 31, 2004, current accounts receivable includes installments on multi-year contracts totaling $252.6 million due within the year ending March 31, 2005. Non-current accounts receivable at March 31, 2004 amounted to $198.7 million, and are due approximately $117.4 million, $52.4 million, $18.7 million, $6.2 million and $4.0 million in each of the years ending March 31, 2006 through 2010, respectively.

Maintenance fees - The Company's maintenance agreements provide for technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released during the maintenance period. Maintenance is included with all mainframe software license agreements for one year, and for most distributed product agreements for three months. Maintenance is renewable thereafter for an annual fee. Maintenance fees are deferred and recognized as revenue on a ratable basis over the maintenance period.

Professional services fees - Revenues from professional services are recognized in the period the services are performed, provided that collection of the related receivable is deemed probable. Professional services fees are generally based on hourly or daily rates; however, for services rendered under fixed-price contracts, revenue is recognized using the percentage of completion method. Certain professional services contracts include a project and on-going support for the project. Revenue associated with these contracts is recognized over the support period when the on-going support is necessary to realize value from the initial project.

Deferred revenue - Deferred revenue consists primarily of maintenance fees related to the remaining term of maintenance agreements in effect at those dates. Deferred license fees and services fees are also included in deferred revenue for those contracts that are being recognized on a ratable basis. Long term deferred revenue at March 31, 2004 amounted to $300.7 million, and is expected to be recognized approximately $159.5 million, $83.9 million, $38.4 million, $12.9 million, $4.3 million and $1.7 million in each of the years ending March 31, 2006 through 2011, respectively.

Cash and Cash Equivalents - For the purpose of the statement of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents.

Investments consist of municipal obligations, tax-free zero coupon bonds, U.S. Treasury notes, tax-free and tax advantage auction rate securities. Investments are classified as held-to-maturity and carried at amortized cost. Those investments that mature within one year from the balance sheet date are classified as current assets. The amortization of bond premiums and discounts is included in other income in the consolidated statements of operations.

Property and Equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which are generally estimated to be 40 years for buildings and three to ten years for furniture and fixtures, computer equipment and software. Leasehold improvements are amortized over the term of the lease, or the estimated life of the improvement, whichever is less. Depreciation and amortization of property and equipment totaled $28.4 million, $24.8 million and $27.0 million for the years ended March 31, 2004, 2003 and 2002, respectively.

Capitalized Software includes the costs of purchased and internally developed software products and is stated at the lower of unamortized cost or net realizable value. Net purchased software included in capitalized software at March 31, 2004 and 2003 is $12.5 million and $18.0 million, respectively.

Capitalization of internally developed software products begins when technological feasibility of the product is established. Technology development and support includes primarily the costs of programming personnel associated with product development and support net of amounts capitalized. Total technology development and support costs incurred internally by the Company were $175.0 million,

$154.7 million and $177.6 million in fiscal 2004, 2003 and 2002, respectively, of which $11.3 million, $11.4 million and $13.3 million, respectively, were capitalized.

The amortization for both internally developed and purchased software products is computed on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Amortization begins when the product is available for general release to customers. The amortization period for capitalized software is generally five years. Capitalized software amortization amounted to $26.4 million, $25.9 million and $32.1 million in fiscal 2004, 2003 and 2002, respectively, which is included in "cost of software license fees" in the consolidated statements of operations. Included in the fiscal 2002 total is additional amortization of $4.3 million related to acquired technology that is no longer utilized in the Company's products.

Goodwill - Effective April 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under this pronouncement, goodwill and those intangible assets with indefinite lives will no longer be amortized, but rather will be tested for impairment annually and/or when events or circumstances indicate that their fair value has been reduced below carrying value. The Company evaluated its goodwill as of March 31, 2004 and 2003 and determined there was no impairment.

Prior to the adoption of SFAS No. 142, goodwill was amortized over periods ranging from ten to twenty years using the straight-line method. Goodwill amortization expense was $38.9 million for the year ended March 31, 2002. During fiscal 2002, the Company recorded an aggregate charge of $387.4 million to recognize impairment of goodwill resulting from the restructuring announced on March 31, 2002 ($342.9 million), the transfer of the professional services engineering division to an unrelated third party in December 2001 ($9.3 million) and a change in technology related to its distributed products ($35.2 million).

Fair Value of Financial Instruments - The carrying value of cash equivalents, current accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. At March 31, 2004, the fair value of non-current receivables is approximately $198.4 million compared to the carrying amount of $198.7 million. At March 31, 2003, the fair value of non-current receivables was approximately $262.3 million compared to the carrying amount of $260.7 million. Fair value is estimated by discounting the future cash flows using the current rate at which the Company would finance a similar transaction.

Income Taxes - The Company accounts for income taxes using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements.

Foreign Currency Translation - The Company's foreign subsidiaries use their respective local currency as their functional currency. Accordingly, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange at the respective balance sheet dates, and revenues and expenses have been translated at average exchange rates prevailing during the period the transactions occurred. Translation adjustments have been excluded from the results of operations and are reported as accumulated other comprehensive income or loss.

Foreign Currency Transactions and Derivatives - Gains and losses from foreign currency transactions are included in the determination of net income. To partially offset the risk of future currency fluctuations on balances due to or from foreign subsidiaries, the Company enters into foreign exchange contracts to sell or buy currencies at specified rates on specific dates. Market value gains and losses on these contracts are recognized, offsetting foreign exchange gains or losses on foreign receivables or payables. The Company does not use foreign exchange contracts to hedge anticipated transactions. The net foreign currency transaction loss was $934,000, $1.7 million and $1.3 million for the years ended March 31, 2004, 2003 and 2002, respectively. These amounts are included in "administrative and general" in the consolidated statements of operations.

At March 31, 2004, the Company had contracts maturing through April 2004 to sell $1.5 million and purchase $55.9 million in foreign currencies. At March 31, 2003, the Company had contracts maturing through April 2003 to sell $4.3 million and purchase $16.9 million in foreign currencies.

Stock-Based Compensation - Through March 31, 2004, in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" and SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applied APB Opinion No. 25 and related Interpretations in accounting for its plans. Stock options are granted at current market prices at the date of grant. Therefore, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for fiscal 2004, 2003 and 2002 consistent with the method prescribed by SFAS No. 123, Compuware's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except earnings per share data):

                                                                 Year Ended March 31,
                                                     --------------------------------------------
                                                         2004            2003            2002
                                                     ------------    ------------    ------------
Net income (loss), as reported                       $     49,832    $    103,102    $   (245,255)

Less total stock-based employee compensation
expense determined under fair value
based method for all awards, net of tax                   (40,117)        (51,881)        (61,915)
                                                     ------------    ------------    ------------
Pro forma net income (loss)                          $      9,715    $     51,221    $   (307,170)
                                                     ============    ============    ============
Earnings (loss) per share:
  As reported:
    Basic earnings (loss) per share                          0.13            0.27           (0.66)
    Diluted earnings (loss) per share                        0.13            0.27           (0.66)
  Pro forma:
    Basic earnings (loss) per share                          0.03            0.14           (0.83)
    Diluted earnings (loss) per share                        0.03            0.14           (0.83)

The pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 2004, 2003 and 2002, respectively: expected volatility of 72.40%, 94.46%, and 64.55%; risk-free interest rates of 2.7%, 2.9%, and 4.7%; and expected lives at date of grant of 5.0, 5.0, and 4.1 years. Dividend yields were not a factor as the Company has never issued cash dividends.

Under SFAS No. 123, the fair value of the employees' stock purchase rights acquired by participation in the Employee Stock Purchase Plan were estimated using the Black-Scholes model with assumptions comparable to the stock option plans above. The weighted-average fair value of the purchase rights granted in fiscal 2004, 2003 and 2002 were $1.07, $1.11, and $2.13 per share, respectively.

Earnings Per Share (EPS) - Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding.

Business Segments - The Company's principal operating segments are products and professional services. The Company provides software products and professional services to the world's largest IT organizations that help information technology professionals efficiently develop, implement and support the applications that run their businesses.

Recently Issued Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB issued a revised Interpretation 46 (FIN 46R). The FASB deferred the effective date for consolidation of variable interest entities and amended the consolidation requirements. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46R apply to older entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has determined that none of its partially owned companies meet the consolidation requirements of FIN 46R. See Note 5 for a discussion of partially owned companies.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted the provisions of the Statement as of May 31, 2003 resulting in no change to the financial statements.

2. ACQUISITION

Effective March 1, 2004, the Company purchased certain assets and assumed certain liabilities of Covisint, LLC (Covisint), related to Covisint's Communicate and Connect businesses (acquired business) for approximately $7 million plus certain lease obligations up to $2.1 million. The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, "Business Combinations". The assets and liabilities acquired have been recorded at fair value as of the acquisition date. The aggregate amount by which the acquisition cost exceeded the fair value of the net assets acquired was approximately $201,000. Revenues and expenses of this business have been reported as part of the professional services segment in fiscal 2004. Covisint's application services include business-to-business applications and communication services that connect the global automotive industry.

3. INVESTMENTS

A summary of securities at March 31, 2004 and 2003 is set forth below (in thousands):

                                                           Gross        Gross
                                            Amortized    Unrealized   Unrealized      Fair
                                              Cost         Gains        Losses        Value
                                            ----------   ----------   ----------   ----------
March 31, 2004:

  Municipal Obligations                     $  127,964   $      145   $       48   $  128,061
  Tax Advantage Auction Rate
    Corporate Securities                         5,000                                  5,000
  Tax Free Auction Rate Securities             109,889           11                   109,900
  US Treasury Securities                        67,000           91           21       67,070
  Zero Coupon Municipal Bonds                    2,285            4                     2,289
                                            ----------   ----------   ----------   ----------
Securities classified as held to maturity   $  312,138   $      251   $       69   $  312,320
                                            ==========   ==========   ==========   ==========

March 31, 2003:

  Municipal Obligations                     $  122,679   $      474   $        9   $  123,144
  Tax Advantage Auction Rate
    Corporate Securities                        39,000                                 39,000
  Tax Free Auction Rate Securities              58,100                                 58,100
  US Treasury Securities                        19,987          235                    20,222
  Zero Coupon Municipal Bonds                   12,066                         5       12,061
                                            ----------   ----------   ----------   ----------
Securities classified as held to maturity   $  251,832   $      709   $       14   $  252,527
                                            ==========   ==========   ==========   ==========

Scheduled maturities of securities classified as held to maturity at March 31, 2004 were as follows (in thousands):

                                                      Amortized            Fair
                                                        Cost               Value
                                                      ---------          ---------
                               Due in:
                                 2005                $ 149,654          $ 149,712
                                 2006                  157,252            157,387
                                 2007                    5,232              5,221
                                                     ---------          ---------
                               Total                 $ 312,138          $ 312,320
                                                     =========          =========

4. PROPERTY AND EQUIPMENT

Property and equipment, summarized by major classification, is as follows (in thousands):

                                                     March 31,
                                              -----------------------
                                                 2004          2003
                                              ----------   ----------
          Land                                $    1,776   $    1,776
          Construction in progress                            325,881
          Buildings and improvements             393,141       31,836
          Leasehold improvements                  18,552       17,700
          Furniture and fixtures                  75,837       41,947
          Computer equipment and software         79,872       77,519
                                              ----------   ----------
                                                 569,178      496,659
          Less accumulated depreciation and
            amortization                         124,777      109,981
                                              ----------   ----------
          Total                               $  444,401   $  386,678
                                              ==========   ==========

In July 2003, the Company entered into an option and purchase agreement for the former headquarters building. The option agreement allows the holder to commit to purchase the building for one year after the execution of this agreement. The option selling price of the building approximates the current net book value of $20 million for the building. If exercised, the holder would pay $5 million upon exercise and the remaining balance in five years with interest paid monthly at 7% of the unpaid balance.

5. INVESTMENTS IN PARTIALLY OWNED COMPANIES

At March 31, 2004, the Company held a 33.3% interest in CareTech Solutions, Inc. (CareTech) and a 49% interest in Foresee Results, Inc. (Foresee).

CareTech provides information technology outsourcing for healthcare organizations including data, voice, applications and data center operations. This investment is accounted for under the equity method including consideration of EITF 98-13, "Accounting by an Equity Method Investor for Investee Losses When the Investor has Loans to and Investments in Other Securities of an Investee" (EITF 98-13).

At March 31, 2004 and 2003, the Company's carrying value of its investments in and advances to CareTech was $22.0 million and $21.1 million, respectively. Included in the net investment at March 31, 2004 and 2003, is a note receivable with an adjusted basis of $14.7 million and $16.2 million, respectively, and accounts receivable due from CareTech of $7.3 million and $4.9 million, respectively. The note is payable in quarterly installments through January 2012 and bears interest at 5.25%. At March 31, 2004, CareTech was current with the terms of the note.

Since 1999, the Company has guaranteed lease obligations of CareTech up to $12.5 million. The Company has not recorded any liability related to these guarantees since it believes that CareTech will continue to meet its obligations. At March 31, 2004, CareTech's outstanding lease obligations were approximately $3.2 million.

CareTech's most significant customer is the Detroit Medical Center and Subsidiaries (DMC). The DMC has publicly announced that it is having financial difficulties. The Company considered the financial situation of the DMC at March 31, 2004 and concluded that no impairment charge or valuation allowance related to our investment in and receivables due from CareTech was warranted. The DMC has requested, and CareTech has agreed, to provide the DMC with extended payment terms up to 90 days. The Company therefore agreed to extend 90 day payment terms to CareTech.

During the third quarter of fiscal 2004, the other shareholders of CareTech expressed an inability or unwillingness to provide additional funding to meet CareTech's cash flow requirements. Therefore, the Company will record 100 percent of any future losses incurred by CareTech as a reduction to the Company's outstanding advances to CareTech. For the years ended March 31, 2004, 2003, and 2002, the Company recognized net income (loss) of $177,000, $(64,000) and $173,000, respectively, from its investment in CareTech.

ForeSee was incorporated in October 2001 to provide online customer satisfaction management. This investment is also accounted for under the equity method including EITF 98-13.

At March 31, 2004 and 2003, the Company's carrying value of its investments in and advances to ForeSee was $3.9 million and $4.2 million, respectively. Included in the net investment at March 31, 2004 and 2003, are notes receivable from ForeSee with an adjusted basis of $3.7 million and $3.5 million, respectively. The ForeSee notes bear interest at the prime rate (4.00% at March 31, 2004) and are due between June 2007 and December 2008. The Company has pledged $667,000 in additional loans to ForeSee, if needed, subject to approval by the ForeSee shareholders. During the second quarter of fiscal 2004, the Company's equity investment in ForeSee was reduced to zero. At that point, the Company began recording 100 percent of the losses sustained by ForeSee as a reduction to the Company's outstanding advances to ForeSee since the Company is uncertain whether the other shareholders are willing or able to sustain their share of the losses. The Company continues to monitor the financial situation of ForeSee on a regular basis and has concluded that no impairment reserve was warranted at March 31, 2004. For the years ended March 31, 2004, 2003, and 2002, the Company recognized net losses of $2.4 million, $2.2 million and $1.0 million, respectively, from its investment in ForeSee.

Professional services revenue for the years ended March 31, 2004, 2003 and 2002 included approximately $21.3 million, $27.5 million, and $20.6 million, respectively, from services provided to CareTech customers on a subcontractor basis. Professional services revenue for the years ended March 31, 2004, 2003 and 2002 included approximately $932,000, $1.2 million and $580,000, respectively, from services provided to ForeSee.

Prior to January 2002, CareTech provided services to Compuware customers on a subcontractor basis. Cost of professional services for the years ended March 31, 2004, 2003 and 2002 included approximately $0, $16,000 and $37.5 million, respectively, related to these services.

6. RELATED PARTY TRANSACTIONS

The Company purchases products and services from companies associated with certain officers or directors of the Company.

G. Scott Romney, Director of the Company, is a partner in the law firm of Honigman Miller Schwartz and Cohn LLP (Honigman). Honigman provides legal services to the Company. For the years ended March 31, 2004, 2003 and 2002, legal services provided by Honigman to the Company were approximately $4.4 million, $4.6 million, and $271,000, respectively. These costs are included in "administrative and general" in the consolidated statements of operations.

Dennis W. Archer, Director of the Company, is a partner in the law firm of Dickinson Wright PLLC (Dickinson). Dickinson provides legal services to the Company. For the years ended March 31, 2004, 2003 and 2002, legal services provided by Dickinson to the Company were approximately $117,000, $259,000 and $0, respectively. These costs are included in "administrative and general" in the consolidated statements of operations.

Peter Karmanos, Jr., Chairman of the Board and Chief Executive Officer of the Company, and Thomas Thewes, Vice-Chairman of the Board through September 2002, are the sole shareholders of

Compuware Sports Corporation (CSC). CSC operates an amateur hockey program in Southeastern Michigan. On September 8, 1992, the Company entered into a one-year Promotion Agreement with CSC to promote and sponsor business. The promotion agreement automatically renews for successive one-year terms, unless terminated with 60 days prior notice by either party. For the years ended March 31, 2004, 2003 and 2002, advertising costs related to this agreement were approximately $840,000, $858,000 and $845,000, respectively. These costs are included in "sales and marketing" in the consolidated statements of operations.

Peter Karmanos, Jr. and Thomas Thewes control the entities that own and manage the Compuware Arena. The Company entered into an advertising agreement with the arena to promote and sponsor business, including the right to name the arena "Compuware Arena" and the right to place advertising in and around the arena. For the years ended March 31, 2004, 2003 and 2002, advertising costs related to this agreement were approximately $276,000, $269,000 and $266,000, respectively. These costs are included in "sales and marketing" in the consolidated statements of operations.

The Company utilizes Karmanos Printing and Graphics, Inc. for certain printing services. Karmanos Printing and Graphics, Inc. is owned by the brother and sister-in-law of Peter Karmanos, Jr. For the years ended March 31, 2004, 2003 and 2002, printing charges from Karmanos Printing and Graphics, Inc. were approximately $649,000, $625,000 and $1.1 million, respectively. These costs are primarily included in "sales and marketing" in the consolidated statements of operations.

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

The following table summarizes the accrual for the restructuring and charges against the accrual during fiscal 2002, 2003 and 2004 (in thousands):

                              Employee     Facilities costs   Legal, consulting                   Total
                             termination   (primarily lease   and outplacement                 restructuring
                              benefits       abandonments)          costs           Other        charge
                             -----------   ----------------   -----------------   ----------   -------------
Restructuring charge         $   19,012       $   26,341          $    1,299      $      278   $   46,930
Incurred during year ended
   March 31, 2002                  (553)            (676)                                          (1,229)
                             ----------       ----------          ----------      ----------   ----------
Accrual at March 31, 2002        18,459           25,665               1,299             278       45,701
Incurred during year ended
   March 31, 2003               (16,405)          (8,589)               (691)           (215)     (25,900)
Adjustment                       (1,356)           2,012                (593)            (63)
                             ----------       ----------          ----------      ----------   ----------
Accrual at March 31, 2003           698           19,088                  15                       19,801
Incurred during year ended
   March 31, 2004                  (591)          (5,600)                 (4)                      (6,195)
                             ----------       ----------          ----------      ----------   ----------
Accrual at March 31, 2004    $      107       $   13,488          $       11      $            $   13,606
                             ==========       ==========          ==========      ==========   ==========

During the year ended March 31, 2003, the Company determined the accruals associated with employee terminations, legal and outplacement were in excess of actual costs incurred. These excess accruals have been reduced. The accrual for facilities costs was increased, since the Company has not been as successful in subleasing abandoned leased space as originally anticipated.

Approximately 70% of the accrual related to facilities costs is included in "long term accrued expenses" in the consolidated balance sheet at March 31, 2004.

8. GOODWILL AND INTANGIBLE ASSETS

The components of the Company's intangible assets were as follows (in thousands):

                                                    March 31, 2004
                                     --------------------------------------------
                                     Gross Carrying  Accumulated     Net Carrying
                                         Amount      Amortization        Amount
                                     --------------  ------------    ------------
Unamortized intangible assets:
   Trademarks (1)                     $        370                   $        370
                                      ============   ============    ============
Amortized intangible assets:
   Capitalized software (2)                238,980       (193,491)         45,489
   Other (3)                                 7,220         (4,413)          2,807
                                      ------------   ------------    ------------
Total amortized intangible assets     $    246,200   $   (197,904)   $     48,296
                                      ============   ============    ============

                                                  March 31, 2003
                                   --------------------------------------------
                                   Gross Carrying   Accumulated    Net Carrying
                                       Amount      Amortization        Amount
                                   --------------  ------------    ------------
Amortized intangible assets:
  Capitalized software (2)          $    221,603   $   (167,089)   $     54,514
  Other (3)                                6,200         (4,055)          2,145
                                    ------------   ------------    ------------
Total amortized intangible assets   $    227,803   $   (171,144)   $     56,659
                                    ============   ============    ============

1) Certain trademarks were acquired as part of the Covisint acquisition in fiscal 2004. These trademarks are deemed to have an indefinite life and therefore are not being amortized.

2) Amortization of capitalized software is included in "cost of software license fees" in the consolidated statements of operations. Capitalized software is generally amortized over five years.

3) Other amortized intangible assets include trademarks associated with past product acquisitions and Covisint customer contracts. These trademarks are being amortized over ten years. The Covisint customer contracts are being amortized over three years.

Amortization expense on intangible assets for the years ended March 31, 2004, 2003 and 2002 was $26.8 million, $26.2 million, and $34.3 million, respectively. Annual amortization expense, based on identified intangible assets at March 31, 2004, is expected to be as follows (in thousands):

                                             Year Ended March 31,
                       ----------------------------------------------------------------
                         2005       2006       2007       2008       2009    Thereafter
                       --------   --------   --------   --------   --------  ----------
Capitalized software   $ 19,671   $ 10,440   $  7,656   $  5,080   $  2,642
Other                       670        670        642        330        330        165
                       --------   --------   --------   --------   --------   --------
Total                  $ 20,341   $ 11,110   $  8,298   $  5,410   $  2,972   $    165
                       ========   ========   ========   ========   ========   ========

Effective April 1, 2002, in accordance with FASB 142, the goodwill balance is no longer being amortized on a monthly basis. Instead, it is tested at least annually for impairment. The Company evaluated its goodwill at March 31, 2004 and 2003 and determined there was no impairment in either fiscal year. Changes in the carrying amounts of goodwill for the years ended March 31, 2004 and 2003 are as follows (in thousands):

                                            Products   Services     Total
                                            --------   --------   --------
Goodwill:
   Balance at March 31, 2002, net           $ 72,182   $139,610   $211,792
   Effect of foreign currency translation                   496        496
                                            --------   --------   --------
   Balance at March 31, 2003, net             72,182    140,106    212,288
   Acquisition                                              201        201
   Effect of foreign currency translation                   870        870
                                            --------   --------   --------
   Balance at March 31, 2004, net           $ 72,182   $141,177   $213,359
                                            ========   ========   ========

The Company's reported net loss and diluted loss per share exclusive of amortization of goodwill in fiscal 2002 on an after-tax basis were as follows (in thousands except per share data):

                                                   Year Ended
                                                 March 31, 2002
                                                 --------------
           Reported net loss                       $ (245,255)
           Add goodwill amortization, net of tax       32,825
                                                   ----------
           Adjusted net loss                       $ (212,430)
                                                   ==========
           Adjusted basic loss per share           $    (0.57)
                                                   ==========
           Adjusted diluted loss per share         $    (0.57)
                                                   ==========

9. LONG TERM DEBT

The Company has no long term debt.

On May 2, 2003, the Company entered into a $100 million revolving credit facility maturing on July 29, 2004. If at any time the combined unencumbered liquid assets of the Company (as defined in the credit facility) are less than $200 million, the credit facility will be reduced to $50 million. Interest is payable at 1% over the Eurodollar rate or at the prime rate, at the Company's option (4% at March 31, 2004). The terms of the credit facility contain, among other provisions, a covenant to maintain a minimum $1 billion consolidated net worth, and specific limitations on additional indebtedness, liens and merger activity. No borrowings have occurred or are planned under this facility.

The Company incurs interest expense primarily related to the accrual for certain abandoned leases. Cash paid for interest totaled approximately $2.2 million, $2.2 million and $3.6 million for the years ended March 31, 2004, 2003 and 2002, respectively.

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

Common Stock Warrant - In November 2001, the Company issued a non-transferrable warrant entitling a customer to purchase one million shares of common stock at $10.51 per share in exchange for approximately $2.8 million in cash, which was the warrant's fair value at the date of issue. The warrant expires on November 16, 2004 or on the fifth day after the Company's common stock trades at an average price of $20.00 per share for five consecutive days, whichever is earlier.

Stock Repurchase Plan - On May 6, 2003, the Company's Board of Directors authorized the repurchase of up to $125 million of the Company's common stock. Purchases of common stock occur on the open market, through negotiated or block transactions, periodically, based upon market and business conditions. The Company regularly evaluates market conditions for an opportunity to repurchase common stock. During fiscal 2004, approximately 200,000 shares of Company common stock were acquired under this program.

11. EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share data were computed as follows (in thousands, except for per share data):

                                                         Year Ended March 31,
                                                 ------------------------------------
                                                    2004         2003         2002
                                                 ----------   ----------   ----------
Basic earnings (loss) per share:
Numerator:  Net income (loss)                    $   49,832   $  103,102   $ (245,255)
                                                 ----------   ----------   ----------
Denominator:
  Weighted-average common shares outstanding        382,630      377,028      371,786
                                                 ----------   ----------   ----------
Basic earnings (loss) per share                  $     0.13   $     0.27   $    (0.66)
                                                 ==========   ==========   ==========
Diluted earnings (loss) per share:
Numerator: Net income (loss)                     $   49,832   $  103,102   $ (245,255)
                                                 ----------   ----------   ----------
Denominator:
  Weighted-average common shares outstanding        382,630      377,028      371,786
  Dilutive effect of stock options and warrant        1,978        1,412
                                                 ----------   ----------   ----------
  Total shares                                      384,608      378,440      371,786
                                                 ----------   ----------   ----------
Diluted earnings (loss) per share                $     0.13   $     0.27   $    (0.66)
                                                 ==========   ==========   ==========

During the years ended March 31, 2004, 2003 and 2002, the warrant and stock options to purchase approximately 60,345,000, 61,917,000 and 66,864,000 shares, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

12. INCOME TAXES

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows (in thousands):

                                                       March 31,
                                                -----------------------
                                                   2004         2003
                                                ----------   ----------
Deferred tax assets:

   Deferred maintenance                         $    8,506   $   10,661
   Amortization of intangible assets                50,601       60,319
   Restructuring accrual                             4,762        6,823
   Allowance for doubtful accounts                   5,740        7,028
   U.S. tax credit carryforwards                    16,849        5,768
   Foreign net operating loss carryforwards         19,172       21,706
   Other                                            34,769       31,702
                                                ----------   ----------
                                                   140,399      144,007
   Less valuation allowance                          9,497        6,915
                                                ----------   ----------
      Net deferred tax assets                      130,902      137,092
   Current portion                                  32,832       30,850
                                                ----------   ----------
   Long term portion                            $   98,070   $  106,242
                                                ==========   ==========

Deferred tax liabilities:

   Capitalized research and development costs   $   11,544   $   12,790
   Depreciation                                     42,186       16,633
   Other                                            49,401       56,890
                                                ----------   ----------
      Total deferred tax liabilities               103,131       86,313
   Current portion                                     372          245
                                                ----------   ----------
   Long term portion                            $  102,759   $   86,068
                                                ==========   ==========

The income tax provision (benefit) includes the following (in thousands):

                                                Year Ended March 31,
                                        -------------------------------------
                                           2004          2003         2002
                                        ----------    ----------   ----------
Current:
   Federal                              $  (26,198)   $    6,946   $   56,794
   Foreign                                  10,591         9,785        8,673
   State                                    (1,215)          465        4,426
                                        ----------    ----------   ----------
Total current tax provision (benefit)      (16,822)       17,196       69,893
Deferred:

   Federal                                  20,282        30,934      (71,435)
   Foreign                                     765         2,642        1,081
   State                                     1,960         2,341       (5,131)
                                        ----------    ----------   ----------
Total deferred tax expense (benefit)        23,007        35,917      (75,485)
                                        ----------    ----------   ----------
Total income tax provision (benefit)    $    6,185    $   53,113   $   (5,592)
                                        ==========    ==========   ==========

The Company's income tax expense (benefit) differed from the amount computed on pre-tax income (loss) at the U.S. federal income tax rate of 35% for the following reasons (in thousands):

                                                       Year Ended March 31,
                                              --------------------------------------
                                                 2004          2003          2002
                                              ----------    ----------    ----------
Federal income tax (benefit) at
   statutory rates                            $   19,606    $   54,675    $  (87,796)
Increase (decrease) in taxes:
   Export sales benefit                           (3,679)       (4,065)       (4,290)
   State income taxes, net                           484         1,824          (458)
   Goodwill amortization and impairment                                       88,600
   Settlement of prior year tax matters (1)       (9,500)
   Other, net                                       (726)          679        (1,648)
                                              ----------    ----------    ----------
Provision (benefit) for income taxes          $    6,185    $   53,113    $   (5,592)
                                              ==========    ==========    ==========

(1) Primarily relates to favorable tax settlements with the U.S. Internal Revenue Service and recent developments in other tax matters both in the U.S. and other taxing jurisdictions.

At March 31, 2004 the Company has foreign net operating loss carryforwards for income tax purposes of $19.2 million which expire as follows (in thousands):

                Year ending March 31:
                         2005                  1,840
                         2006                    497
                         2008                    235
                         2010                    236
                         2011                    742
                Unlimited carryforward        15,622

The deferred tax asset for these foreign loss carryforwards has been reduced by a valuation allowance of $1.6 million.

For U.S. tax purposes, $741,000 (expiring 2010 through 2020) of net operating losses is available to reduce U.S. federal income taxes. In addition, $10.4 million (expiring in 2008 and 2009) of foreign tax credits are available to offset future U.S. federal income tax liabilities; the deferred tax asset for these foreign tax credits has been reduced by a valuation allowance of $5.2 million. Deferred tax assets related to charitable contribution and general business credit carryforwards are available to offset future U.S. federal income tax liabilities of $8.2 million (expiring in 2009, 2023 and 2024). A capital loss carryforward is available to offset future U.S. federal capital gains of $290,000 (expiring in 2007); this asset has been reduced entirely by a valuation allowance.

Cash paid (received) for income taxes totaled $4.6 million, ($7.9 million), and $65.9 million for the years ended March 31, 2004, 2003 and 2002, respectively.

13. SEGMENT INFORMATION

Compuware operates in two business segments in the software industry: products and professional services. The Company provides software products and professional services to the world's largest IT organizations that help IT professionals efficiently develop, implement and support the applications that run their businesses. The Company extended its offerings to include application services by adding Covisint effective March 1, 2004. Revenues and expenses of the application services business have been reported as part of the professional services segment beginning March 1, 2004.

The Company's products are designed to support four key activities within the application development process: development and integration, quality assurance, production readiness and performance management of the application to optimize performance in production. The Company also offers a broad range of data processing professional services including business systems analysis, design, communication, programming, software conversion and system planning and consulting.

Ford Motor Company accounted for approximately 12% of total revenue during fiscal 2003. This revenue was primarily associated with the professional services segment of the business. No single customer accounted for greater than 10% of total revenue during fiscal 2004 and 2002 or greater than 10% of accounts receivable at March 31, 2004 and 2003.

The Company evaluates the performance of its segments based primarily on operating profit (loss) before corporate expenses, other income (expense), restructuring charges, and goodwill amortization and impairment. The allocation of income taxes is not evaluated at the segment level. Financial information for the Company's business segments is as follows (in thousands):

                                                     Year Ended March 31,
                                         --------------------------------------------
                                             2004            2003            2002
                                         ------------    ------------    ------------
Revenues:
    Products:
       Mainframe                         $    527,310    $    553,480    $    687,286
       Distributed systems                    177,508         154,416         164,096
                                         ------------    ------------    ------------
             Total products revenue           704,818         707,896         851,382
    Professional services                     559,829         667,444         889,162
                                         ------------    ------------    ------------
Total revenues                           $  1,264,647    $  1,375,340    $  1,740,544
                                         ============    ============    ============

Income (loss) from operations:
    Products                             $    198,941    $    269,855    $    358,504
    Professional services                      46,208          55,800          49,013
    Corporate expenses                       (209,797)       (191,131)       (207,166)
    Goodwill amortization                                                     (38,926)
                                         ------------    ------------    ------------
Income from operations before goodwill
 impairment and other charges                  35,352         134,524         161,425
    Goodwill impairment charge                                               (387,418)
    Restructuring charge                                                      (46,930)
    Other income                               20,665          21,691          22,076
                                         ------------    ------------    ------------
Income (loss) before income taxes        $     56,017    $    156,215    $   (250,847)
                                         ============    ============    ============

Financial information regarding geographic operations are presented in the table below (in thousands):

                                                Year Ended March 31,
                                     ------------------------------------------
                                         2004           2003           2002
                                     ------------   ------------   ------------
Revenues:
    United States                    $    875,340   $  1,009,354   $  1,328,056
    Europe and Africa                     303,328        286,088        314,172
    Other international operations         85,979         79,898         98,316
                                     ------------   ------------   ------------
Total revenue                        $  1,264,647   $  1,375,340   $  1,740,544
                                     ============   ============   ============

The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly such information is not provided. Less than ten percent of the Company's long lived assets, other than financial instruments, are located outside of the United States.

14. COMMITMENTS AND CONTINGENCIES

The Company leases land, office space and equipment under various operating lease agreements extending through fiscal 2100. Certain of these leases contain provisions for renewal options and escalation clauses. The Company also has commitments under various contribution and advertising agreements. The following is a schedule of future minimum commitments for the next five years and in total (in thousands):

                                                     Payment Due by Period as of March 31,
                           ----------------------------------------------------------------------------------------
                                                                                                          2010 and
                             Total         2005         2006         2007         2008         2009      Thereafter
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------
Contractual obligations:
  Operating leases         $  325,153   $   29,287   $   23,320   $   19,396   $   15,885   $   11,558   $  225,707
  Other (1)                     8,280        4,605        2,075          200          200          200        1,000
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Total                    $  333,433   $   33,892   $   25,395   $   19,596   $   16,085   $   11,758   $  226,707
                           ==========   ==========   ==========   ==========   ==========   ==========   ==========

(1) - Other includes a $4.0 million commitment to various City of Detroit charities and a $4.3 million advertising agreement.

In connection with the new headquarters facility, the Company has entered into a lease agreement for the land associated with the facility. Total rent payments under this agreement were approximately $750,000 and $717,000 for the years ended March 31, 2004 and 2003, respectively. The agreement includes provisions for annual rent increases based on increases in the Consumer Price Index with a maximum of 5% per year. The lease expires in fiscal 2100.

Director Compensation - Effective April 1, 2002, the Board of Directors approved the 2002 Directors Phantom Stock Plan (the Plan) for external Board members to provide increased incentive to make contributions to the long term growth of the Company, to align the interests of directors with the interests of shareholders, and to facilitate attracting and retaining directors of exceptional ability. The Plan provides for issuance of rights to receive the value of a share of the Company's common stock in cash upon vesting which occurs upon the retirement of the director from the Board. Phantom shares are granted automatically at the beginning of each fiscal year and at the discretion of the Board. As of March 31, 2004, approximately 168,000 phantom shares had been issued. The expense incurred related to this program was approximately $968,000 and $275,000 for the years ended March 31, 2004 and 2003, respectively, and is included in "administrative and general" in the consolidated statements of operations. Any fluctuation in the Company's stock price as quoted on the NASDAQ will result in a change to the expected payments under the Plan.

Legal Matters - On March 12, 2002, the Company filed suit in the United States District Court for the Eastern District of Michigan against International Business Machines Corporation ("IBM") alleging, among other things, infringement of our copyrights and misappropriation of our trade secrets with respect to our mainframe software tools, intentional interference with contractual relations with our employees and former employees, anti-trust law violations, tortious interference with our economic expectancy and various state law violations. The suit seeks injunctive relief and unspecified monetary damages, among other things, from IBM. In addition, IBM has filed a counterclaim against Compuware alleging violation of six IBM patents. The Compuware products accused of infringement are File-AID CS, Abend-AID, and Xpediter. The Court bifurcated the patent counterclaims from the other claims and fact discovery is proceeding. No trial date has been set for the counterclaims. We believe we have valid defenses to the counterclaims, and we will vigorously defend against those claims. In December 2003, the Court denied the Company's Motion for Preliminary Injunction on the trade secret and false advertising claims, ruling that there were fact issues that needed to be decided by a jury. The Company's Motion did not address IBM's antitrust violations or unfair competition. Those claims, as well as the trade secret misappropriation claims are scheduled to be tried by a jury in September 2004.

On January 15, 2004, IBM filed patent infringement claims against Compuware in the United States District Court for the Southern District of New York alleging infringement of seven IBM patents. The suit seeks injunctive relief and unspecified monetary damages. We believe we have valid defenses to the claims, and intend to vigorously defend against the lawsuit.

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

The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company does not believe that the outcome of any of these legal matters, including those discussed above, will have a material adverse effect on the Company's consolidated financial position or results of operations.

15. BENEFIT PLANS

Employee Stock Ownership Plan - In July 1986, the Company established an Employee Stock Ownership Plan (ESOP) and Trust. Under the terms of the ESOP, the Company makes annual contributions to the Plan for the benefit of substantially all US employees of the Company. The contribution may be in the form of cash or common shares of the Company. The Board of Directors may authorize contributions between a maximum of 25% of eligible compensation and a minimum sufficient to cover current obligations of the Plan. Contributions totaled $4.9 million, $9.4 million and $10.7 million in fiscal 2004, 2003 and 2002, respectively. The 2004 contribution was distributed to the ESOP subsequent to March 31, 2004. This is a non-leveraged ESOP plan.

Employee Stock Purchase Plan - During fiscal 1996, the Company adopted and the shareholders approved the global Employee Stock Purchase Plan under which the Company was authorized to issue up to eight million shares of common stock to eligible employees, all of which were distributed as of March 2001. During fiscal 2002, the shareholders approved international and domestic employee stock purchase plans authorizing 15 million shares for issuance to eligible employees. Currently, the offering periods commence on April 1st and October 1st each year. Under the terms of the plan, employees can elect to have up to ten percent of their compensation withheld to purchase Company stock at the close of the offering period. The value of the stock purchased in any calendar year cannot exceed $25,000 per employee. The purchase price is 85% of the first or last day's average high and low price for each offering period, whichever is lower. During fiscal 2004, 2003 and 2002, the Company sold approximately 2,340,000, 3,482,000, and 1,007,000 shares, respectively, to eligible employees under the plan.

Employee Stock Option Plans - The Company adopted five employee stock option plans dating back to 1991. These plans provide for grants of options to purchase up to 91,000,000 shares of the Company's common stock to employees and directors of the Company, of which approximately 36,877,000 options were outstanding at March 31, 2004. Under the terms of the plans, the Company may grant nonqualified options at the fair market value of the stock on the date of grant. During fiscal 2004, the Company granted approximately 619,000 options under the five different Employee Stock Option Plans. Options granted under these plans vest in cumulative annual installments over a three to five year period. All options were granted at fair market value and expire ten years from the date of grant.

In March 2001, the Company adopted the 2001 Broad Based Stock Option Plan. The plan was approved by the Board of Directors, but was not submitted to the shareholders for approval. (At March 2001, shareholder approval was not required.) The plan provides for grants of options to purchase up to 50,000,000 shares of the Company's common stock to employees or directors of the Company. Under the terms of the plan, the Company may grant nonqualified stock options at the fair market value of the stock on the date of grant. During fiscal 2004, the Company granted approximately 2,235,000 options under the Broad Based Stock Option Plan. Approximately 25,471,000 options were outstanding at March 31, 2004. Options granted under the Broad Based Stock Option Plan either vest every six months over a four year period or in cumulative annual installments over a three to five year period. All options were granted at fair market value and expire ten years from the date of grant.

Non-Employee Director Stock Option Plan - In July 1992, the Company adopted the Stock Option Plan for Non-Employee Directors. Under this plan, 2,400,000 shares of common stock are reserved for issuance to non-employee directors of the Company who have not been employees of the Company, any subsidiary of the Company or any entity which controls more than 10% of the total combined voting power of the Company's capital stock for at least one year prior to becoming director. During fiscal 2004, no options were granted under the Non-Employee Director Stock Option Plan. Approximately 1,247,000 options were outstanding at March 31, 2004.

Prior to March 31, 2002, each non-employee director received an annual grant of 20,000 options with additional grants for board and committee meeting attendance. Non-employee directors were granted stock options out of the Non-Employee Director Stock Option Plan or the Fiscal 1999 Stock Option Plan.

At March 31, 2004, approximately 31,000 options were outstanding under plans that were terminated by the Company, of which virtually all are fully vested. All outstanding options under the terminated plans remain in effect in accordance with the terms under which they were granted.

During fiscal 1999, the Company implemented a Replacement Stock Option Award program. The program allows selected participants to pay the option exercise price with shares of currently owned Company stock. The Company grants a new stock option award to replace the shares exchanged in the transaction. During fiscal 2004, approximately 55,000 options were exercised under the Replacement Stock Option Award program for which approximately 37,000 replacement options were granted.

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

A summary of the status of fixed stock option grants under Compuware's stock-based compensation plans as of March 31, 2004, 2003 and 2002, and changes during the years ending on those dates is as follows (shares in thousands):

                                        2004                      2003                       2002
                               -----------------------   ----------------------   --------------------------
                                Shares                   Shares                     Shares
                                Under    Weighted-Avg.    Under   Weighted-Avg.      Under     Weighted-Avg.
                                Option  Exercise Price   Option  Exercise Price     Option    Exercise Price
                               -------  --------------   ------  --------------   ----------  --------------
Outstanding at
  beginning of year             64,233    $    11.75     65,864    $    12.30         46,272    $    13.53
Granted                          2,854          5.45      5,975          7.17         31,380          9.46
Exercised                         (837)         3.37       (552)         2.82         (4,022)         5.02
Exchanged                          (37)         6.06        (12)         8.35           (878)        12.07
Forfeited                       (2,587)        10.84     (7,042)        13.79         (6,888)        12.62
                               -------                 --------                   ----------
Outstanding at year end         63,626    $    11.62     64,233    $    11.75         65,864    $    12.30
                               =======                 ========                   ==========
Options exercisable at
  year end                      42,128    $    13.06     34,510    $    12.78         27,581    $    12.42
                               =======                 ========                   ==========
Weighted-average
  fair value of options
  granted during the year      $  3.22                 $   5.24                   $     5.09
                               =======                 ========                   ==========

The following table summarizes information about stock options outstanding at March 31, 2004 (shares in thousands):

                                       Options Outstanding                   Options Exercisable
                             -----------------------------------------     -----------------------
                             Shares                                        Shares
                              Under     Weighted-Avg.    Weighted-Avg.      Under    Weighted-Avg.
                             Option    Remaining Life   Exercise Price     Option   Exercise Price
                             -------   --------------   --------------     ------   --------------
Range of  Exercise Prices
$     0.01 to $10.00          43,644        6.22          $    8.11        23,888       $  8.09
      10.01 to 20.00          11,341        4.43              14.90         9,712         14.82
      20.01 to 30.00           7,969        4.00              24.41         7,884         24.41
      30.01 to 42.00             672        4.20              32.23           644         32.24
                              ------                                       ------         -----
                              63,626        5.60              11.62        42,128         13.06
                              ======                                       ======         =====

                                                                                               Number of securities
                                         Number of securities                                  remaining available
                                             to be issued             Weighted-average         for future issuance
                                           upon exercise of          exercise price of             under equity
                                          outstanding options       outstanding options         compensation plans
                                         --------------------       -------------------        --------------------
Equity compensation plans
 approved by security holders                   38,155                     $13.51                       7,286

Equity compensation plans not
 approved by security holders                   25,471                       8.78                      23,989

The maximum number of shares for which additional options may be granted was 31,275,605, 31,596,483 and 32,058,441 at March 31, 2004, 2003 and 2002,
respectively. At March 31, 2004, a total of 95,901,688 shares of the Company's common stock are reserved for issuance under the warrant and all option plans. Income tax benefits associated with the exercise of stock options are reflected as adjustments to additional paid-in capital.

      16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Quarterly financial information for the years ended March 31, 2004 and 2003 is as follows (in thousands, except for per share data):

                                         First           Second          Third          Fourth
                                        Quarter          Quarter         Quarter        Quarter         Year
                                      ------------    ------------    ------------   ------------   ------------
Fiscal 2004:
  Revenues                            $    306,012    $    302,753    $    318,185   $    337,697   $  1,264,647
  Operating income (loss)                   (1,494)        (16,468)         12,131         41,183         35,352
  Pre-tax income (loss)                      3,615         (11,830)         17,119         47,113         56,017
  Net income (loss)                          2,603          (8,518)         21,825         33,922         49,832
  Basic earnings (loss) per share             0.01           (0.02)           0.06           0.09           0.13
  Diluted earnings (loss) per share           0.01           (0.02)           0.06           0.09           0.13

Fiscal 2003:
  Revenues                            $    346,599    $    357,994    $    333,139   $    337,608   $  1,375,340
  Operating income                          28,860          47,398          32,031         26,235        134,524
  Pre-tax income                            34,038          51,258          38,528         32,391        156,215
  Net income                                22,465          33,830          25,429         21,378        103,102
  Basic earnings per share                    0.06            0.09            0.07           0.06           0.27
  Diluted earnings per share                  0.06            0.09            0.07           0.06           0.27

      17. SUBSEQUENT EVENT

      In May 2004, the Company acquired all outstanding shares of Changepoint Corporation, a privately held market-leader of IT Governance application software for approximately $100 million in cash. The acquisition will be accounted for as a purchase during the first quarter of fiscal 2005, and, accordingly, assets and liabilities acquired will be recorded at fair value as of the acquisition date.

      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

      ITEM 9A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. No changes in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is contained in the Proxy Statement for the 2004 Annual Meeting of Shareholders under the captions "Corporate Governance" (excluding the Report of the Audit Committee), "Election of Directors" and "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item is contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors" (excluding the Compensation Committee Report on Executive Compensation and the Performance Graph) and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this Item is contained in the Proxy Statement under the caption "Other Matters - Relationship with Independent Public Accountants" and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

      (a) DOCUMENTS FILED AS PART OF THIS REPORT.

      1. CONSOLIDATED FINANCIAL STATEMENTS

            The following consolidated financial statements of the Company and its subsidiaries are filed herewith:

                                                                 Page
                                                                 ----
Report of Independent Registered Public Accounting Firm          32

Consolidated Balance Sheets as of March 31, 2004 and 2003        33

Consolidated Statements of Operations for each of the years
ended March 31, 2004, 2003, and 2002                             34

Consolidated Statements of Shareholders' Equity for each of
the years ended March 31, 2004, 2003, and 2002                   35

Consolidated Statements of Cash Flows for each of the years
ended March 31, 2004, 2003, and 2002                             36

Notes to Consolidated Financial Statements                       37-56

      2. FINANCIAL STATEMENT SCHEDULE INCLUDED IN PART IV OF THIS FORM:

                  Report of Independent Registered
                  Public Accounting Firm                         62

                  Schedule II - Valuation and Qualifying
                  Accounts and Reserves                          63

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

      (b) REPORTS ON FORM 8-K

            A Current Report on Form 8-K pursuant to Items 9 and 12 was filed on January 26, 2004 reporting that on January 22, 2004, the Company issued a press release announcing financial results for the fiscal quarter ended December 31, 2003 and certain other information. A copy of the earnings conference call transcript was also furnished with the Report. The information was considered furnished, rather than filed. No financial statements were filed with this report.

            A Current Report on Form 8-K pursuant to Items 9 and 12 was filed on February 6, 2004 reporting that on February 5, 2004, the Company issued a press release announcing that it entered into a definitive agreement for Compuware to acquire the products and technology of Covisint LLC. The information was considered furnished, rather than filed. No financial statements were filed with this report.

            A Current Report on Form 8-K pursuant to Item 9 was filed on March 2, 2004 reporting that on March 1, 2004, Compuware closed the transaction to acquire the products and technology of Covisint LLC. The information was considered furnished, rather than filed. No financial statements were filed with this report.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington Hills, State of Michigan on June 4, 2004.

                              COMPUWARE CORPORATION

                              By: /S/ PETER KARMANOS, JR.
                                  ----------------------------
                                  Peter Karmanos, Jr.
                                  Chairman of the Board, Chief
                                  Executive Officer
                                  (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                                     Title                                        Date
          ---------                                     -----                                        ----
/S/ PETER KARMANOS, JR.              Chairman of the Board, Chief Executive Officer              June 4, 2004
--------------------------------     And Director (Principal Executive Officer)
     Peter Karmanos, Jr.

/S/ LAURA L. FOURNIER                Senior Vice President, Chief Financial Officer              June 4, 2004
--------------------------------     and Treasurer (Chief Financial and Accounting Officer)
       Laura L. Fournier

/S/ DENNIS W. ARCHER                 Director                                                    June 4, 2004
--------------------------------
        Dennis W. Archer

                                     Director
--------------------------------
       Gurminder S. Bedi

                                     Director
--------------------------------
     Elizabeth A. Chappell

/S/ ELAINE K. DIDIER                 Director                                                    June 4, 2004
--------------------------------
        Elaine K. Didier

/S/ WILLIAM O. GRABE                 Director                                                    June 4, 2004
--------------------------------
        William O. Grabe

/S/ WILLIAM R. HALLING               Director                                                    June 4, 2004
--------------------------------
       William R. Halling

/S/ FAYE A. NELSON                   Director                                                    June 4, 2004
--------------------------------
         Faye A. Nelson

/S/ GLENDA D. PRICE                  Director                                                    June 4, 2004
--------------------------------
         Glenda D. Price

/S/ W. JAMES PROWSE                  Director                                                    June 4, 2004
--------------------------------
        W. James Prowse

/S/ G. SCOTT ROMNEY                  Director                                                    June 4, 2004
--------------------------------
        G. Scott Romney

/S/ LOWELL P. WEICKER, JR.           Director                                                    June 4, 2004
--------------------------------
     Lowell P. Weicker, Jr.

                                    EXHIBITS

The following exhibits are filed herewith or incorporated by reference. Each management contract or compensatory plan or arrangement filed as an exhibit to this report is identified below with an asterisk before the exhibit number. The Company's SEC file number is 000-20900.

 Exhibit
 Number                             Description of Document
 ------                             -----------------------
  2.3       Asset Purchase Agreement, dated February 4, 2004, by and between
            Compuware Corporation and Covisint, LLC. (13)

  2.4       Amended and Restated Share Purchase Agreement among 3087769 Nova
            Scotia Company and Compuware Corporation and Changepoint Corporation and Each of the Sellers, dated as of April 27, 2004. (13)

  3(i).1 Restated Articles of Incorporation of Compuware Corporation, as amended, as of October 25, 2000. (9)

  3(i).5    Amended and Restated Bylaws of Compuware Corporation, as of October
            2001. (10)

  4.0       Rights Agreement dated as of October 25, 2000 between Compuware
            Corporation and Equiserve Trust Company, N.A., as Rights Agent. (7)

  4.1       Warrant dated November 16, 2001 (11)

  4.2       Revolving Credit Agreement dated as of May 2, 2003, between
            Compuware Corporation and Comerica Bank (12)

  4.3       Amendment No. 1 to Credit Agreement, dated as of April 30, 2004.
            (13)

  *10.4     1992 Stock Option Plan. (1)

  10.24     Promotion Agreement, dated September 8, 1992, between Compuware
            Sports Corporation and the Company. (1)

  *10.35    Fiscal 1993 Stock Option Plan. (1)

  *10.36    Stock Option Plan for Non-Employee Directors. (1)

  *10.37    Fiscal 1998 Stock Option Plan (3)

  *10.51    Fiscal 1996 Stock Option Plan (6)

  10.52     Advertising Agreement, dated December 1, 1996, between Arena
            Management Company and the Company (6)

  *10.83    Fiscal 1999 Stock Option Plan (8)

  *10.85    2001 Broad Based Stock Option Plan (5)

  *10.86    First Amendment to 1992 Stock Option Plan (2)

  *10.87    First Amendment to 1993 Stock Option Plan (2)

  *10.88    First Amendment to 1996 Stock Option Plan (2)

  *10.89    First Amendment to Stock Option Plan For Non-Employee Directors (4)

  *10.90    Phantom Stock Plan (12)




  21.1      Subsidiaries of the Registrant (13)

  23.1      Consent of Independent Registered Public Accounting Firm (13)

  31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (13)

  31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (13)

  32.1      Certification of Chief Executive Officer, Pursuant to 18 U.S.C.
            Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

  32.2      Certification of Chief Financial Officer, Pursuant to 18 U.S.C.
            Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

------------------
(1) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-53652).

(2) Incorporated by reference to exhibits 12.0, 12.1 and 12.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

(3) Incorporated by reference to exhibit 4.1 to the Registration Statement on Form S-8 (Registration Statement No. 333-37873).

(4) Incorporated by reference to exhibit 12.3 to the 1998 Annual Report on Form 10-K.

(5) Incorporated by reference to exhibit 4.10 to the Registration Statement on Form S-8 (Registration Statement No. 333-57984).

(6) Incorporated by reference to the corresponding exhibit to the fiscal 2000 Annual Report on Form 10-K.

(7) Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 26, 2000.

(8) Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.

(9) Incorporated by reference to the corresponding exhibit to the fiscal 2001 Annual Report on Form 10-K.

(10) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

(11) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001.

(12) Incorporated by reference to the corresponding exhibit to the fiscal 2003 Annual Report on Form 10-K.

(13)  Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF COMPUWARE CORPORATION:

We have audited the financial statements of Compuware Corporation and subsidiaries (the "Company") as of March 31, 2004 and 2003, and for each of the three years in the period ended March 31, 2004, and have issued our report thereon dated May 26, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets"); such financial statements and report are included in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Compuware Corporation and subsidiaries, listed in Item 15(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Detroit, Michigan
May 26, 2004

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002
                                 (IN THOUSANDS)

            COLUMN A                COLUMN B             COLUMN C             COLUMN D      COLUMN E
-------------------------------    ----------   -------------------------   ------------   ----------
                                                        ADDITIONS
                                                -------------------------
                                                                CHARGED
                                   BALANCE AT     CHARGED       TO OTHER        (1)        BALANCE AT
                                   BEGINNING      TO COSTS     ACCOUNTS--   DEDUCTIONS--     END OF
          DESCRIPTION              OF PERIOD    AND EXPENSES    DESCRIBE      DESCRIBE       PERIOD
-------------------------------    ----------   ------------   ----------   ------------   ----------
Allowance for doubtful accounts:
      Year ended March 31, 2004     $26,543       $ 2,711                      $6,689      $22,565
      Year ended March 31, 2003      23,190        10,139                       6,786       26,543
      Year ended March 31, 2002      21,267        10,037                       8,114       23,190

(1) Write-off of uncollectible accounts, product maintenance cancellations and service cost overruns.

                                    EXHIBIT INDEX

 Exhibit
 Number                             Description of Document
 ------                             -----------------------
  2.3       Asset Purchase Agreement, dated February 4, 2004, by and between
            Compuware Corporation and Covisint, LLC. (13)

  2.4       Amended and Restated Share Purchase Agreement among 3087769 Nova
            Scotia Company and Compuware Corporation and Changepoint Corporation and Each of the Sellers, dated as of April 27, 2004. (13)

  4.3       Amendment No. 1 to Credit Agreement, dated as of April 30, 2004.
            (13)

  21.1      Subsidiaries of the Registrant (13)

  23.1      Consent of Independent Registered Public Accounting Firm (13)

  31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (13)

  31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (13)

  32.1      Certification of Chief Executive Officer, Pursuant to 18 U.S.C.
            Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

  32.2      Certification of Chief Financial Officer, Pursuant to 18 U.S.C.
            Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

  (13)      Filed herewith.