Form 10-Q
period 2004-06-30
COMPUWARE CORPORATION
filed 2004-08-06
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to __________

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

As of August 2nd, 2004, there were outstanding 386,186,270 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 25 pages


                                                                               Page
                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 2004 and March 31, 2004                                        3

         Condensed Consolidated Statements of Operations
         for the three months ended June 30, 2004 and 2003                       4

         Condensed Consolidated Statements of Cash Flows
         for the three months ended June 30, 2004 and 2003                       5

         Notes to Condensed Consolidated Financial
         Statements                                                              6

         Report of Independent Registered Public Accounting Firm                12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                          13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk             22

Item 4.  Controls and Procedures                                                22

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                      23

Item 6.  Exhibits and Reports on Form 8-K                                       24

SIGNATURES                                                                      25

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                          JUNE 30,        MARCH 31,
                                                            2004            2004
                                                         ----------       ----------
                                                         (UNAUDITED)
                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                              $  373,678       $  454,916
  Investments                                               159,886          149,654
  Accounts receivable, net                                  407,276          452,057
  Deferred tax asset, net                                    28,127           32,460
  Income taxes refundable, net                               49,756           33,946
  Prepaid expenses and other current assets                  25,040           19,976
                                                         ----------       ----------
          Total current assets                            1,043,763        1,143,009
                                                         ----------       ----------

INVESTMENTS                                                 161,489          162,484
                                                         ----------       ----------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION AND AMORTIZATION                             447,237          444,401
                                                         ----------       ----------

CAPITALIZED SOFTWARE, LESS ACCUMULATED
  AMORTIZATION                                               50,598           45,489
                                                         ----------       ----------

OTHER:
  Accounts receivable                                       195,207          198,742
  Goodwill                                                  289,062          213,359
  Other                                                      37,397           26,597
                                                         ----------       ----------
          Total other assets                                521,666          438,698
                                                         ----------       ----------

TOTAL ASSETS                                             $2,224,753       $2,234,081
                                                         ==========       ==========
              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $   35,436       $   35,298
  Accrued expenses                                          129,500          154,962
  Deferred revenue                                          328,363          302,804
                                                         ----------       ----------
          Total current liabilities                         493,299          493,064

DEFERRED REVENUE                                            287,143          300,664

ACCRUED EXPENSES                                             19,283           22,073

DEFERRED TAX LIABILITY, NET                                   6,153            4,689
                                                         ----------       ----------
          Total liabilities                                 805,878          820,490
                                                         ----------       ----------

SHAREHOLDERS' EQUITY:
  Common stock                                                3,862            3,853
  Additional paid-in capital                                729,990          722,206
  Retained earnings                                         681,759          681,115
  Foreign currency translation adjustment                     3,264            6,417
                                                         ----------       ----------
          Total shareholders' equity                      1,418,875        1,413,591
                                                         ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $2,224,753       $2,234,081
                                                         ==========       ==========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                                   JUNE 30,
                                                         ---------------------------
                                                             2004             2003
                                                         ---------         ---------
REVENUES:
Software license fees                                    $  54,103         $  55,325
Maintenance fees                                           103,501           101,576
Professional services fees                                 129,449           149,111
                                                         ---------         ---------

    Total revenues                                         287,053           306,012
                                                         ---------         ---------
OPERATING EXPENSES:
  Cost of software license fees                              7,809             7,386
  Cost of professional services                            118,850           139,480
  Technology development and support                        40,891            40,023
  Sales and marketing                                       70,733            67,385
  Administrative and general                                52,018            53,232
                                                         ---------         ---------
    Total operating expenses                               290,301           307,506
                                                         ---------         ---------
LOSS FROM OPERATIONS                                        (3,248)           (1,494)

OTHER INCOME                                                 4,143             5,109
                                                         ---------         ---------
INCOME BEFORE INCOME TAXES                                     895             3,615

INCOME TAX PROVISION                                           251             1,012
                                                         ---------         ---------
NET INCOME                                               $     644         $   2,603
                                                         =========         =========

Basic earnings per share                                 $    0.00         $    0.01
                                                         =========         =========
Diluted earnings per share                               $    0.00         $    0.01
                                                         =========         =========


See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         THREE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                     --------------------------
                                                                                       2004             2003
                                                                                     ---------        ---------
 CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                                        $     644        $   2,603
   Adjustments to reconcile net income to cash provided
       by operations:
       Depreciation and amortization                                                    15,199           11,222
       Tax benefit from exercise of stock options                                          227               91
       Issuance of common stock to ESOP                                                  4,872
       Acquisition tax benefits                                                          1,802            1,758
       Deferred income taxes                                                             5,530           (3,759)
       Other                                                                               545            2,794
       Net change in assets and liabilities, net of effects from acquisitions:
         Accounts receivable                                                            45,971           47,754
         Prepaid expenses and other current assets                                      (3,685)          (2,824)
         Other assets                                                                      497           (3,026)
         Accounts payable and accrued expenses                                         (40,098)         (28,386)
         Deferred revenue                                                               14,253           21,392
         Income taxes                                                                  (15,785)             842
                                                                                     ---------        ---------
              Net cash provided by operating activities                                 29,972           50,461
                                                                                     ---------        ---------
 CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of:
       Business                                                                        (96,993)
       Property and equipment:
            Headquarters facility                                                       (2,180)         (23,633)
            Other                                                                       (1,772)          (2,616)
       Capitalized software                                                             (3,013)          (3,162)
   Investments:
       Proceeds                                                                         71,306          111,708
       Purchases                                                                       (81,147)         (97,963)
                                                                                     ---------        ---------
              Net cash used in investing activities                                   (113,799)         (15,666)
                                                                                     ---------        ---------
 CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options                                             892              870
   Contribution to stock purchase plans                                                  2,206            2,365
                                                                                     ---------        ---------
               Net cash provided by financing activities                                 3,098            3,235
                                                                                     ---------        ---------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (509)           4,150
                                                                                     ---------        ---------

 NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (81,238)          42,180

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      454,916          319,466
                                                                                     ---------        ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 373,678        $ 361,646
                                                                                     =========        =========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2004

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2004, final amounts may differ from estimates.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2004 included in the Company's Annual Report to Shareholders on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at March 31, 2004 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years.

Certain amounts in the first quarter 2004 financial statements have been reclassified to conform to the first quarter 2005 presentation.

NOTE 2 - ACQUISITIONS

In May 2004, the Company acquired privately held Changepoint Corporation, a market-leading provider of IT Governance application software for approximately $100 million in cash. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the acquisition date.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2004

NOTE 3 - COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share data were computed as follows (in thousands, except for per share data):

                                                                     Three Months Ended
                                                                           June 30,
                                                                   -----------------------
                                                                     2004           2003
                                                                   --------       --------
             BASIC EARNINGS PER SHARE:

             Numerator: Net income                                 $    644       $  2,603
                                                                   --------       --------
             Denominator:
               Weighted-average common shares outstanding           385,584        382,521
                                                                   --------       --------
             Basic earnings per share                              $   0.00       $   0.01
                                                                   ========       ========

             DILUTED EARNINGS PER SHARE:

             Numerator: Net income                                 $    644       $  2,603
                                                                   --------       --------
             Denominator:
               Weighted-average common shares outstanding           385,584        382,521
               Dilutive effect of stock options                       2,842          1,492
                                                                   --------       --------
               Total shares                                         388,426        384,013
                                                                   --------       --------
             Diluted earnings per share                            $   0.00       $   0.01
                                                                   ========       ========


During the three months ended June 30, 2004 and 2003, stock options and a warrant to purchase a total of approximately 54,810,000 and 60,884,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

Through June 30, 2004, in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applied APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Stock options are granted at current market prices at the date of grant, therefore, no compensation cost has been recognized for its plans. If compensation cost for the Company's plans had been determined based on the fair value at the grant dates for the three months ended June 30, 2004 and 2003, consistent with the method prescribed by SFAS No. 123, "Accounting for Stock Based Compensation," net income and earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except for per share data):


                                                    Three Months Ended June 30,
                                                   ----------------------------
                                                      2004              2003
                                                   ----------        ----------
             Net income (loss):
               As reported                         $      644        $    2,603
               Compensation cost, net of tax           (7,268)          (10,009)
                                                   ----------        ----------
               Pro forma                           $   (6,624)       $   (7,406)
                                                   ==========        ==========

             Earnings per share:
               As reported:
                  Basic earnings per share         $       --        $     0.01
                  Diluted earnings per share               --              0.01
               Pro forma:
                  Basic loss per share                  (0.02)            (0.02)
                  Diluted loss per share                (0.02)            (0.02)



The pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2004

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes foreign currency translation gains and losses that have been excluded from net income and reflected in equity. Total comprehensive income (loss) is summarized as follows (in thousands):


                                           Three Months Ended
                                                June 30,
                                        ----------------------
                                          2004           2003
                                        -------        -------
Net income                              $   644        $ 2,603
Foreign currency translation
     adjustment, net of tax              (3,153)         6,230
                                        -------        -------
Total comprehensive income (loss)       $(2,509)       $ 8,833
                                        =======        =======


NOTE 5 - SEGMENTS

Compuware operates in two business segments in the technology industry: products and professional services. The Company provides software products and professional services to IT organizations that help IT professionals efficiently develop, implement and support the applications that run their businesses.

Financial information for the Company's business segments is as follows (in thousands):

                                                             Three Months Ended
                                                                  June 30,
                                                         --------------------------
                                                            2004             2003
                                                         ---------        ---------
Revenues:
    Products:
       Mainframe                                         $ 113,736        $ 119,231
       Distributed systems                                  43,868           37,670
                                                         ---------        ---------
          Total products revenue                           157,604          156,901
    Professional services                                  129,449          149,111
                                                         ---------        ---------
Total revenues                                           $ 287,053        $ 306,012
                                                         =========        =========

Operating expenses:
    Products                                             $ 119,433        $ 114,794
    Professional services                                  118,850          139,480
    Corporate staff                                         52,018           53,232
                                                         ---------        ---------
Total operating expenses                                 $ 290,301        $ 307,506
                                                         =========        =========

Income (loss) from operations before other income:
    Products                                             $  38,171        $  42,107
    Professional services                                   10,599            9,631
    Corporate staff                                        (52,018)         (53,232)
                                                         ---------        ---------
Loss from operations before other income                    (3,248)          (1,494)
    Other income                                             4,143            5,109
                                                         ---------        ---------
Income before income taxes                               $     895        $   3,615
                                                         =========        =========

                                        8

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2004

Financial information regarding geographic operations is presented in the table below (in thousands):

                                                           Three Months Ended
                                                                 June 30,
                                                        -----------------------
                                                          2004           2003
                                                        --------       --------
               Revenues:
                   United States                        $203,550       $220,888
                   Europe and Africa                      64,144         68,687
                   Other international operations         19,359         16,437
                                                        --------       --------
               Total revenues                           $287,053       $306,012
                                                        ========       ========

NOTE 6 - RESTRUCTURING CHARGE

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

The following table summarizes the restructuring accrual as of March 31, 2004, and charges against the accrual during the first quarter of fiscal 2005 (in thousands):


                                                         Charges against
                                       Balance at      the accrual during     Balance at
                                        March 31,      the quarter ended       June 30,
                                          2004           June 30,2004            2004
                                       ----------      ------------------     ----------
Employee termination benefits          $      107      $               --     $      107
Facilities costs (primarily lease
  abandonments)                            13,488                     826         12,662
Legal, consulting and
  outplacement costs                           11                       1             10
                                       ----------      ------------------     ----------

Total restructuring accrual            $   13,606      $              827     $   12,779
                                       ==========      ==================     ==========


                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2004


NOTE 7 - INVESTMENTS IN PARTIALLY OWNED COMPANIES

At June 30, 2004, the Company held a 33.3% interest in CareTech Solutions, Inc. (CareTech) and a 49% interest in ForeSee Results, Inc. (ForeSee).

CareTech provides information technology outsourcing for healthcare organizations including data, voice, applications and data center operations. This investment is accounted for under the equity method including consideration of EITF 98-13, "Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of an Investee."

At June 30, 2004 and March 31, 2004, the Company's carrying value of its investments in and advances to CareTech was $23.7 million and $22.0 million, respectively. Included in the net investment at June 30, 2004 and March 31, 2004, are a note receivable with an adjusted basis of $14.9 million and $14.7 million, respectively, and accounts receivable due from CareTech of $8.9 million and $7.3 million, respectively. The note is payable in quarterly installments through January 2012 and bears interest at 5.25%. At June 30, 2004, CareTech was current with the terms of the note.

Since 1999, the Company has guaranteed lease obligations of CareTech up to $12.5 million. The Company has not recorded any liability related to these guarantees since it believes that CareTech will continue to meet its obligations. At June 30, 2004 and March 31, 2004, CareTech's outstanding lease obligations were approximately $2.4 million and $3.2 million, respectively.

CareTech's most significant customer is the Detroit Medical Center and Subsidiaries (DMC). The DMC has publicly announced that it is having financial difficulties. The Company considered the financial situation of the DMC at June 30, 2004 (and at March 31, 2004) and concluded that no impairment charge or valuation allowance related to our investment in and receivables due from CareTech was warranted. The DMC has requested, and CareTech has agreed, to provide the DMC with extended payment terms up to 90 days. The Company therefore agreed to extend 90 day payment terms to CareTech.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2004

At June 30, 2004 and March 31, 2004, the Company's carrying value of its investments in and advances to ForeSee was $3.5 million and $3.9 million, respectively. Included in the net investment at June 30, 2004 and March 31, 2004, are notes receivable from ForeSee with an adjusted basis of $3.3 million and $3.7 million, respectively. The ForeSee notes bear interest at the prime rate (4.25% at June 30, 2004) and are due between June 2007 and December 2008. The Company has pledged $667,000 in additional loans to ForeSee, if needed, subject to approval by the ForeSee shareholders. During the second quarter of fiscal 2004, the Company's equity investment in ForeSee was reduced to zero. At that point, the Company began recording 100 percent of the losses sustained by ForeSee as a reduction to the Company's outstanding advances to ForeSee since the Company is uncertain whether the other shareholders are willing or able to sustain their share of the losses. The Company continues to monitor the financial situation of ForeSee on a regular basis and has concluded that no impairment reserve was warranted at June 30, 2004 (or at March 31, 2004).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Compuware Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of June 30, 2004, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 2004 and 2003. These consolidated interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company and subsidiaries as of March 31, 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated May 26, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

Detroit, Michigan
August 3, 2004

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion contains certain forward-looking statements within the meaning of the federal securities laws which are identified by the use of the words "believes," "expects," "anticipates," "will," "contemplates," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those discussed below, contained elsewhere in this report, and in our 2004 Form 10-K filed with the Securities and Exchange Commission and could cause actual results to differ materially from the results implied by these or any other forward-looking statements made by us, or on our behalf. There can be no assurance that future results will meet expectations. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by applicable law, we do not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

- In 2002, we filed a lawsuit against IBM alleging, among other things, copyright infringement, misappropriation of trade secrets, intentional interference with contractual relations and economic expectancy, false advertising and various violations of the Lanham Act, as well as various anti-trust law violations. We claim that IBM has misappropriated portions of our software tools, used our technology to develop competing products, used its monopoly power to engage in unlawful tying arrangements and subverted competition on the merits. IBM has filed a counterclaim against us alleging violation of six of their patents and in 2004 filed a separate complaint against us alleging violation of seven different IBM patents. Pursuing and defending these matters will be costly, time-consuming and may divert management's time and attention. Due to these matters, our legal expenses have increased substantially and our administrative and general expenses could further increase as a result of these factors. In addition, IBM may seek to influence our customers and potential customers to reduce or eliminate the amount of our products and services that they purchase, or our lawsuit against IBM and IBM's lawsuit against us may otherwise be viewed negatively by our customers and potential customers and cause them to refrain from buying our products and services. Any of the foregoing developments could adversely affect our position in the marketplace and the results of our operations.

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

- Our results could be adversely affected by increased competition and pricing pressures. We consider over 40 firms to be directly competitive with one or more of our products. These competitors include but are not limited to BMC Software, Inc., Borland Software Corp., Computer Associates International, Inc., IBM, Mercury Interactive Corporation and Niku Corporation. Some of these competitors have substantially greater financial, marketing, recruiting and training resources than we do.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


- The market for professional services is highly competitive, fragmented and characterized by low barriers to entry. Our principal competitors in professional services include but are not limited to Accenture Ltd., Computer Sciences Corporation, Electronic Data Systems Corporation, IBM Global Services, Analysts International Corporation, Keane, Inc. and numerous other regional and local firms in the markets in which we have professional services offices. Several of these competitors have substantially greater financial, marketing, recruiting and training resources than we do.

- Our success depends in part on our ability to develop product enhancements and to purchase or develop new products that keep pace with continuing changes in technology and customer preferences.

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

- Historical seasonality in license revenue cannot be relied on as an indicator of future performance due to the current economic conditions affecting the Information Technology ("IT") industry.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

OVERVIEW

In this section, we discuss our results of operations on a segment basis for each of our financial reporting segments. We operate in two business segments in the technology industry: products and professional services. We evaluate segment performance based primarily on segment contribution before corporate expenses. References to years are to fiscal years ended March 31. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included elsewhere in this report and our annual report on Form 10-K for the fiscal year ended March 31, 2004, particularly "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" in the annual report on Form 10-K.

We provide software products and professional services designed to increase the productivity of the IT departments of businesses worldwide. In the early years of our Company, we focused on offering professional services and mainframe products in the testing and implementation environment where we gained extensive experience and established long-term customer relationships. Over the past several years, we have expanded our presence into products and professional services in the IT governance, development, quality assurance, management and support areas of the application life cycle.

We focus on growing revenue and profit margins by enhancing and promoting our current product lines, expanding our product and service offerings through key acquisitions, developing strategic partnerships in order to provide clients with our product solutions and managing our costs.

We achieved the following during the first quarter of 2005:

- Acquired Changepoint Corporation (referred to as "Changepoint" or "IT Governance") in May 2004. Changepoint offerings provide Chief Information Officers (CIO's) with insight and visibility into their people, projects, resources and applications, helping CIO's align IT investments with business priorities.

- Released 5 mainframe and 6 distributed product updates designed to increase the productivity of the IT departments of our customers.

- Achieved increases in distributed product revenue compared to the first quarter of 2004 which is a reflection of our continued focus on promoting our distributed products.

- Improved the professional services margin from 6.5% in the first quarter of 2004 to 8.2% in the first quarter of 2005 through improved utilization of professional services personnel and, to a lesser extent, a concerted effort to reduce low margin subcontractor projects.

Our product revenue did not meet expectations in the first quarter of 2005 primarily due to an elongated sales cycle and lower demand seen throughout the software industry.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:


                                                 Percentage of
                                                Total Revenues
                                           ------------------------
                                              Three Months Ended
                                                   June 30,               Period-
                                           ------------------------      to-Period
                                              2004          2003          Change
                                           ---------     ----------     -----------
REVENUE:
    Software license fees                     18.8%         18.1%         (2.2)%
    Maintenance fees                          36.1          33.2           1.9
    Professional services fees                45.1          48.7         (13.2)
                                             -----         -----
       Total revenues                        100.0         100.0          (6.2)
                                             -----         -----

OPERATING EXPENSES:
    Cost of software license fees              2.7           2.4           5.7
    Cost of professional services             41.5          45.6         (14.8)
    Technology development and support        14.2          13.1           2.2
    Sales and marketing                       24.6          22.0           5.0
    Administrative and general                18.1          17.4          (2.3)
                                             -----         -----
       Total operating expenses              101.1         100.5          (5.6)
                                             -----         -----
Loss from operations                          (1.1)         (0.5)        (117.4)
Other income                                   1.4           1.7         (18.9)
                                             -----         -----
Income before income taxes                     0.3           1.2         (75.2)
    Income tax provision                       0.1           0.3         (75.2)
                                             -----         -----
Net income                                     0.2%          0.9%        (75.3)%
                                             =====         =====

SOFTWARE PRODUCTS

REVENUE

Our products are designed to support the complete application lifecycle: development and integration, quality assurance, production readiness, performance management and IT governance of the application to optimize performance in production. Product revenue, which consists of software license fees and maintenance fees, comprised 54.9% and 51.3% of total revenue during the first quarter of 2005 and 2004, respectively. Distributed software product revenue increased $6.2 million or 16.5% during the first quarter of 2005 to $43.9 million from $37.7 million during the first quarter of 2004. The increase in distributed software product revenue was primarily due to the addition of $2.7 million related to IT Governance which was acquired during the first quarter of 2005 and a $2.9 million increase in maintenance revenue primarily related to our Numega and Vantage product lines. The increase was partially offset by a $5.5 million or 4.6% decrease in revenue from OS/390 products (mainframe revenue) during the first quarter of 2005 to $113.7 million from $119.2 million during the first quarter of 2004.

License revenue decreased $1.2 million or 2.2% during the first quarter of 2005 to $54.1 million from $55.3 million during the first quarter of 2004. License revenue was positively impacted by fluctuations in foreign currencies compared to the first quarter of 2004. Excluding the favorable

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

effect of such foreign currency fluctuations, license revenue would have been approximately $52.3 million during the first quarter of 2005, compared to $55.3 million during the first quarter of 2004, a decrease of 5.4%.

Maintenance fees increased $1.9 million or 1.9% to $103.5 million during the first quarter of 2005 from $101.6 million during the first quarter of 2004. Maintenance fees were positively impacted by fluctuations in foreign currencies compared to the first quarter of 2004. Excluding the effect of foreign currency fluctuations, maintenance fees would have been approximately $100.4 million during the first quarter of 2005, compared to $101.6 million during the first quarter of 2004, a decrease of 1.2%. The decrease in maintenance fees on a constant currency basis was primarily attributable to lower license fees during both 2005 and 2004, resulting in minimal increases to the maintenance base and to market pressure on pricing.

Product revenue by geographic location is presented in the table below (in thousands):

                                        Three Months Ended
                                             June 30,
                                     -----------------------
                                       2004           2003
                                     --------       --------
United States                        $ 88,915       $ 86,205
Europe and Africa                      50,353         54,955
Other international operations         18,336         15,741
                                     --------       --------
Total product revenue                $157,604       $156,901
                                     ========       ========


PRODUCT CONTRIBUTION AND EXPENSES

Financial information for the product segment is as follows (in thousands):

                                       Three Months Ended
                                            June 30,
                                     -----------------------
                                       2004           2003
                                     --------       --------
Revenue                              $157,604       $156,901
Expenses                              119,433        114,794
                                     --------       --------
Product contribution                 $ 38,171       $ 42,107
                                     ========       ========

The product segment generated contribution margins of 24.2% and 26.8% during the first quarter of 2005 and 2004, respectively. Product expenses include cost of software license fees, technology development and support costs, and sales and marketing expenses. These factors are discussed below.

Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers and the cost of author royalties. As a percentage of software license fees, cost of software license fees were 14.4% and 13.4% in the first quarter of 2005 and 2004, respectively.

Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Also included here are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

technology initiatives. As a percentage of product revenue, costs of technology development and support were 25.9% and 25.5% in the first quarter of 2005 and 2004, respectively.

Capitalization of internally developed software products begins when the technological feasibility of the product is established. Before the capitalization of internally developed software products, total research and development expenditures for the first quarter of 2005 increased $0.7 million, or 1.6%, to $43.9 million from $43.2 million in the first quarter of 2004.

Sales and marketing costs consist primarily of personnel related costs associated with product direct sales and sales support, marketing for all our offerings, and personnel costs associated with new sales initiatives. For the first quarter of 2005, sales and marketing costs increased $3.3 million, or 5.0%, to $70.7 million from $67.4 million in the first quarter of 2004. The change was primarily attributable to annual pay increases that went into effect after the first quarter of 2004. As a percentage of product revenue, sales and marketing costs were 44.9% and 42.9% in the first quarter of 2005 and 2004, respectively.

PROFESSIONAL SERVICES

REVENUE

We offer a broad range of IT professional services, including business systems analysis, design and programming, software conversion and system planning and consulting. Revenue from professional services decreased $19.7 million or 13.2% during the first quarter of 2005 to $129.4 million compared to $149.1 million in the first quarter of 2004. The decrease in revenue for 2005 was primarily due to a reduction in customer demand for professional services.

Professional services revenue by geographic location is presented in the table below (in thousands):

                                             Three Months Ended
                                                  June 30,
                                          -----------------------
                                            2005           2004
                                          --------       --------
United States                             $114,635       $134,683
Europe and Africa                           13,791         13,732
Other international operations               1,023            696
                                          --------       --------
Total professional services revenue       $129,449       $149,111
                                          ========       ========


                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


PROFESSIONAL SERVICES CONTRIBUTION AND EXPENSES

Financial information for the professional services segment is as follows (in thousands):


                                            Three Months Ended
                                                 June 30,
                                         -----------------------
                                           2005           2004
                                         --------       --------
Revenue                                  $129,449       $149,111
Expenses                                  118,850        139,480
                                         --------       --------
Professional services contribution       $ 10,599       $  9,631
                                         ========       ========


During the first quarter of 2005, the professional services segment generated a contribution margin of 8.2%, compared to 6.5% during the first quarter of 2004. The increase in professional services margin is primarily due to improved utilization of professional services personnel and, to a lesser extent, a concerted effort to reduce low margin subcontractor projects.

Cost of professional services consists primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Cost of professional services decreased $20.6 million or 14.8% during the first quarter of 2005 to $118.9 million compared to $139.5 million in the first quarter of 2004. The decrease was primarily attributable to lower compensation, benefit, bonus and travel costs of approximately $19.2 million and a decrease in subcontractor costs of approximately $2.3 million. Compensation, benefit, bonus and travel costs were lower due to a reduction in average employee headcount in this area from the first quarter of 2004 to the first quarter of 2005.

CORPORATE AND OTHER EXPENSES

Administrative and general expenses consist of costs associated with the operations and administration of the Company. These costs include the corporate executive, finance, human resources, legal and corporate communications departments. In addition, administrative and general costs include all facility-related costs, such as rent, maintenance, depreciation expense, utilities, etc., associated with our local sales and professional services offices. Administrative and general expenses decreased $1.2 million, or 2.3% during the first quarter of 2005 to $52.0 million from $53.2 million during the first quarter of 2004. External legal fees for all litigation, including IBM and other matters were $9.2 million and $12.4 million in the first quarter of 2005 and 2004, respectively.

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax provision was $0.3 million and $1.0 million in the first quarter of 2005 and 2004, respectively, which represents an effective tax rate of 28%.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESTRUCTURING CHARGE

In the fourth quarter of 2002, we adopted a restructuring plan to reorganize our operating divisions, primarily the professional services segment. These changes were designed to increase profitability in the future by better aligning cost structures with current market conditions. See Note 6 to the Condensed Consolidated Financial Statements for changes to the restructuring accrual.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2004. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our Annual Report on Form 10-K are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of that report. There have been no material changes to that information during the first three months of 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, cash and investments totaled approximately $695.1 million. During the first quarter of 2005 and the first quarter of 2004, cash flow from operations was $30.0 million and $50.5 million, respectively. The decrease was primarily due to lower collections on customer receivables due to the general decline in revenue over the last two years. During the first quarter of fiscal 2005 and the first quarter of fiscal 2004, capital expenditures including property and equipment and capitalized research and software development totaled $7.0 million and $29.4 million, respectively.

On May 2, 2003, we entered into a $100 million revolving credit facility that matured on July 29, 2004 (see Note 9 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended March 31, 2004). The credit facility has been extended through July 28, 2005. No borrowings have occurred under this facility since inception.

In July 2003, we entered into an option and purchase agreement for our vacated building in Farmington Hills, Michigan. The option agreement allowed the holder to commit to purchase the building for one year after the execution of this agreement. The option selling price of the building approximated the current net book value of $20 million for the building. This option expired in July 2004 and was not exercised by the holder. We continue to seek opportunities to obtain maximum value for this facility.

On May 6, 2003, the Board of Directors authorized the repurchase of up to $125 million of our common stock. Our purchases of stock may occur on the open market, through negotiated or block transactions based upon market and business conditions. We regularly evaluate market

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

conditions for an opportunity to repurchase our stock. There were no purchases under this program during the first quarter of 2005. Approximately $124 million remains for future purchases under this program.

As discussed in Note 7 to the Condensed Consolidated Financial Statements, we regularly review the financial condition of our partially owned companies, inclusive of considering the companies' relationships with their major customers, to determine that the recorded amounts in our financial statements are appropriate and the investments (inclusive of the debt obligations) are not impaired. CareTech Solutions, Inc.'s (Caretech) most significant customer is the Detroit Medical Center and Subsidiaries (DMC). The DMC has publicly announced that it is having financial difficulties. After consideration of all relevant factors, we concluded that no impairment charge or valuation allowance related to our investment in and receivables due from CareTech should be recorded at June 30, 2004. The DMC has requested, and CareTech has agreed, to provide the DMC with extended payment terms up to 90 days. In turn, we have also agreed to extend 90 day payment terms to CareTech. The other shareholders of CareTech expressed an inability or unwillingness to provide additional funding to meet any short falls in CareTech's cash flow requirements. Therefore, we will record 100 percent of any future losses incurred by CareTech as a reduction to our outstanding advances to CareTech. At June 30, 2004, the carrying value of investments in and advances to Caretech was $23.7 million.

In May 2004, the Company acquired privately held Changepoint Corporation, a market-leading provider of IT Governance application software for approximately $100 million in cash. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the acquisition date.

We continue to evaluate business acquisition opportunities that fit our strategic plans.

We believe available cash resources, together with cash flow from operations, will be sufficient to meet cash needs for the foreseeable future.

CONTRACTUAL OBLIGATIONS

Our contractual obligations are described in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended March 31, 2004. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business during the most recent quarter.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. There have been no material changes to our foreign exchange risk management strategy or our investment standards subsequent to March 31, 2004, therefore the market risks remain substantially unchanged since we filed the Annual Report on Form 10-K for the fiscal year ending March 31, 2004.

                         ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause the material information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There was no change in our internal controls over financial reporting during the quarter ended June 30, 2004 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

                           ITEM 1. LEGAL PROCEEDINGS.

As disclosed in our Annual Report on Form 10-K for the fiscal year ending March 31, 2004, on March 12, 2002, we filed suit in the United States District Court for the Eastern District of Michigan against International Business Machines Corporation ("IBM") alleging, among other things, infringement of our copyrights and misappropriation of our trade secrets with respect to our mainframe software tools, intentional interference with contractual relations with our employees and former employees, anti-trust law violations, tortious interference with our economic expectancy and various state law violations. Trial of the case was previously set to begin September 29, 2004. The court recently reset the commencement date for the trial to November 8, 2004. While we currently believe we ultimately will benefit from this litigation, the impact of this action on our liquidity, financial position and results of operations are not determinable at the present time.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

             Exhibit
             Number         Description of Document

               2.4 Amended and Restated Share Purchase Agreement among 3087769 Nova Scotia Company and Compuware Corporation and Changepoint Corporation and Each of the Sellers, dated as of April 27, 2004. (1)

               3(i).1 Amended and Restated Bylaws of Compuware Corporation effective as of January 3, 2002.

               4.3 Amendment No. 1, dated as of April 30, 2004, Revolving Credit Agreement dated as of May 2, 2003, between Compuware Corporation and Comerica Bank. (1)

               15           Independent Registered Public Accounting Firm's
                            Awareness Letter

               31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

               31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

               32 Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.

               (1) Incorporated by reference to exhibit 2.4 and 4.3 to the 2004
                   Annual Report on Form 10-K.

     (b)  Reports on Form 8-K.

               A Current Report on Form 8-K pursuant to Items 7, 9 and 12 was filed on April 20, 2004 reporting that on April 15, 2004 the Company hosted a conference call to discuss its business projections for fiscal year 2005, as well as to provide initial financial results for its quarter ended March 31, 2004 and certain other information.

               A Current Report on Form 8-K pursuant to Item 9 was filed on April 30, 2004 reporting that on April 28, 2004, Compuware Corporation issued a press release announcing that the Company entered into a definitive agreement to acquire Changepoint Corporation for $100 million in cash.

               A Current Report on Form 8-K pursuant to Items 9 was filed on May 5, 2004 reporting that on May 4, 2004, Compuware closed the transaction to acquire Changepoint.

               A Current Report on Form 8-K pursuant to Items 7 and 12 was filed on May 14, 2004 reporting that on May 12, 2004, Compuware Corporation issued a press release announcing financial results for its fourth quarter and fiscal year ended March 31, 2004 and certain other information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COMPUWARE CORPORATION


Date: August 4, 2004                    By:  /s/ Peter Karmanos, Jr.
                                             ----------------------------

                                                 Peter Karmanos, Jr.
                                                 Chief Executive Officer
                                                 (duly authorized officer)




Date: August 4, 2004                    By:  /s/ Laura L. Fournier
                                             ----------------------------

                                                 Laura L. Fournier
                                                 Senior Vice President
                                                 Chief Financial Officer
                                                 Treasurer

                                 EXHIBIT INDEX

              Exhibit No.                            Description

               3(i).1 Amended and Restated Bylaws of Compuware Corporation effective as of January 3, 2002.


               15           Independent Registered Public Accounting Firm's
                            Awareness Letter

               31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

               31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

               32 Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.