Form 10-Q
period 2004-09-30
COMPUWARE CORP
filed 2004-11-08
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________


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

As of November 2nd, 2004, there were outstanding 387,155,192 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 25 pages

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         September 30, 2004 and March 31, 2004                                 3

         Condensed Consolidated Statements of Operations
         for the three and six months ended September 30, 2004 and 2003        4

         Condensed Consolidated Statements of Cash Flows
         for the six months ended September 30, 2004 and 2003                  5

         Notes to Condensed Consolidated Financial
         Statements                                                            6

         Report of Independent Registered Public Accounting Firm              15

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           26

Item 4.  Controls and Procedures                                              26


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    27

Item 4.  Submission of Matters to a Vote of Security Holders                  28

Item 6.  Exhibits                                                             29

SIGNATURES                                                                    30


                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                    SEPTEMBER 30,    MARCH 31,
                                                        2004           2004
                                                     ----------     ----------
                                                     (UNAUDITED)
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                          $  376,281     $  454,916
  Investments                                           163,932        149,654
  Accounts receivable, net                              408,980        452,057
  Deferred tax asset, net                                31,440         32,460
  Income taxes refundable, net                           32,162         33,946
  Prepaid expenses and other current assets              24,374         19,976
  Building - held for sale                               19,702
                                                     ----------     ----------
          Total current assets                        1,056,871      1,143,009
                                                     ----------     ----------

INVESTMENTS                                             154,439        162,484
                                                     ----------     ----------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION AND AMORTIZATION                         423,975        444,401
                                                     ----------     ----------

CAPITALIZED SOFTWARE, LESS ACCUMULATED
  AMORTIZATION                                           48,552         45,489
                                                     ----------     ----------

OTHER:
  Accounts receivable                                   214,449        198,742
  Goodwill                                              289,539        213,359
  Other                                                  36,648         26,597
                                                     ----------     ----------
          Total other assets                            540,636        438,698
                                                     ----------     ----------

TOTAL ASSETS                                         $2,224,473     $2,234,081
                                                     ==========     ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $   26,058     $   35,298
  Accrued expenses                                      132,282        154,962
  Deferred revenue                                      307,143        302,804
                                                     ----------     ----------
          Total current liabilities                     465,483        493,064

DEFERRED REVENUE                                        293,445        300,664

ACCRUED EXPENSES                                         18,184         22,073

DEFERRED TAX LIABILITY, NET                              12,797          4,689
                                                     ----------     ----------
          Total liabilities                             789,909        820,490
                                                     ----------     ----------

SHAREHOLDERS' EQUITY:
  Common stock                                            3,871          3,853
  Additional paid-in capital                            735,944        722,206
  Retained earnings                                     689,169        681,115
  Foreign currency translation adjustment                 5,580          6,417
                                                     ----------     ----------
          Total shareholders' equity                  1,434,564      1,413,591
                                                     ----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $2,224,473     $2,234,081
                                                     ==========     ==========



See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                          ------------------------       ------------------------
                                            2004           2003            2004            2003
                                          ---------      ---------       ---------      ---------
REVENUES:
Software license fees                     $  65,662      $  59,358       $ 119,765      $ 114,683
Maintenance fees                            104,771         99,397         208,272        200,973
Professional services fees                  125,035        143,998         254,484        293,109
                                          ---------      ---------       ---------      ---------

       Total revenues                       295,468        302,753         582,521        608,765
                                          ---------      ---------       ---------      ---------

OPERATING EXPENSES:
  Cost of software license fees               8,077          7,657          15,886         15,043
  Cost of professional services             112,934        136,567         231,784        276,047
  Technology development and support         40,789         42,735          81,680         82,758
  Sales and marketing                        79,322         77,665         150,055        145,050
  Administrative and general                 48,396         54,597         100,414        107,829
                                          ---------      ---------       ---------      ---------

       Total operating expenses             289,518        319,221         579,819        626,727
                                          ---------      ---------       ---------      ---------

INCOME (LOSS) FROM OPERATIONS                 5,950        (16,468)          2,702        (17,962)

OTHER INCOME                                  4,341          4,638           8,484          9,747
                                          ---------      ---------       ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES            10,291        (11,830)         11,186         (8,215)

INCOME TAX PROVISION (BENEFIT)                2,881         (3,312)          3,132         (2,300)
                                          ---------      ---------       ---------      ---------

NET INCOME (LOSS)                         $   7,410      $  (8,518)      $   8,054      $  (5,915)
                                          =========      =========       =========      =========

Basic earnings (loss) per share           $    0.02      $   (0.02)      $    0.02      $   (0.02)
                                          =========      =========       =========      =========

Diluted earnings (loss) per share         $    0.02      $   (0.02)      $    0.02      $   (0.02)
                                          =========      =========       =========      =========



See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)






                                                                                       SIX MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                   -------------------------
                                                                                      2004            2003
                                                                                   ---------       ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income (loss)                                                                $   8,054       $  (5,915)
  Adjustments to reconcile net income (loss) to cash provided by operations:
      Depreciation and amortization                                                   30,559          25,336
      Tax benefit from exercise of stock options                                         249             152
      Issuance of common stock to ESOP                                                 4,872
      Acquisition tax benefits                                                         3,604           3,516
      Deferred income taxes                                                            8,802          (2,920)
      Other                                                                            1,250           4,447
      Net change in assets and liabilities, net of effects from acquisitions:
        Accounts receivable                                                           30,746         133,178
        Prepaid expenses and other current assets                                     (2,755)         (1,248)
        Other assets                                                                     895          (2,719)
        Accounts payable and accrued expenses                                        (36,768)        (18,747)
        Deferred revenue                                                              (5,363)        (29,727)
        Income taxes                                                                   1,755          (6,443)
                                                                                   ---------       ---------
             Net cash provided by operating activities                                45,900          98,910
                                                                                   ---------       ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of:
      Business                                                                       (96,993)
      Property and equipment:
           Headquarters facility                                                      (5,694)        (40,314)
           Other                                                                     (12,269)         (4,166)
      Capitalized software                                                            (7,694)         (5,440)
  Investments:
      Proceeds                                                                       127,335         216,648
      Purchases                                                                     (134,845)       (212,180)
                                                                                   ---------       ---------
             Net cash used in investing activities                                  (130,160)        (45,452)
                                                                                   ---------       ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Net proceeds from exercise of stock options                                            985             942
  Contribution to stock purchase plans                                                 4,064           4,544
  Repurchase of common stock                                                                            (996)
                                                                                   ---------       ---------
             Net cash provided by financing activities                                 5,049           4,490
                                                                                   ---------       ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  576           4,921
                                                                                   ---------       ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (78,635)         62,869

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     454,916         319,466
                                                                                   ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 376,281       $ 382,335
                                                                                   =========       =========



See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED STEPTEMBER 30, 2004


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at September 30, 2004, final amounts may differ from estimates.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2004 included in the Company's Annual Report to Shareholders on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at March 31, 2004 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years.

Certain amounts in the fiscal 2004 financial statements have been reclassified to conform to the fiscal 2005 presentation.

Revenue Recognition - The Company earns revenue from licensing software products, providing maintenance and support for those products and rendering professional services. The Company's revenue recognition policies are consistent with GAAP including Statements of Position 97-2 "Software Revenue Recognition" and 98-9 "Modification of SOP 97-2, "Software Revenue Recognition," With Respect to Certain Transactions", Securities and Exchange Commission Staff Accounting Bulletin 104 and Emerging Issues Task Force Issue 00-21 "Revenue Arrangements with Multiple Deliverables". Accordingly, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured.

Software license fees -- The Company's software license agreements provide its customers with a right to use the Company's software perpetually (perpetual licenses) or during a defined term (term licenses). Perpetual license fee revenue is recognized using the residual method, under which the fair value, based on Compuware-specific objective evidence (CSOE) of all undelivered elements of the agreement (e.g., maintenance and professional services) is deferred. CSOE is based on rates charged for maintenance and professional services when sold separately and is consistent with vendor specific objective evidence (VSOE) as defined in SOP 97-2. The remaining portion of the fee, net of discretionary discounts, (the residual) is recognized as license fee revenue upon shipment of the products, provided that no significant obligations remain and collection of the related receivable is deemed probable. For term licenses and for agreements in which the fair value of the undelivered elements cannot be
                                       6

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED STEPTEMBER 30, 2004


determined using CSOE (e.g., transactions that include an option to exchange or select products in the future), the Company recognizes the license fee revenue on a ratable basis over the term of the license agreement.

The Company offers flexibility to customers purchasing licenses for its products and related maintenance. Terms of these transactions range from standard perpetual license sales to large multi-year (generally one to five years), multi-product contracts. The Company allows deferred payment terms on multi-year contracts, with installments collectible over the term of the contract. Based on the Company's successful collection history for deferred payments, the license fee portion of the receivable is discounted to its net present value and recognized as discussed above. The discount is recognized as interest income over the term of the receivables.

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

Professional services fees -- Professional services fees are generally based on hourly or daily rates; therefore, revenues from professional services are recognized in the period the services are performed, provided that collection of the related receivable is deemed probable. However, for development services rendered under fixed-price contracts, revenue is recognized using the percentage of completion method. Certain professional services contracts include a project and on-going support for the project. Revenue associated with these contracts is recognized over the support period as the customer derives value from the services, consistent with the proportional performance method.

Capitalized Software -- Capitalized software includes the costs of purchased and internally developed software products and is stated at the lower of unamortized cost or net realizable value. Capitalization of internally developed software products begins when technological feasibility of the product is established. Technology development and support includes primarily the costs of programming personnel associated with product development and support net of amounts capitalized.

The amortization for both internally developed and purchased software products is computed on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio of current gross revenues compared with the total of current and anticipated future revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Amortization begins when the product is available for general release to customers. The amortization period for capitalized software is generally five years.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED STEPTEMBER 30, 2004


Goodwill - Goodwill and those intangible assets with indefinite lives are tested for impairment annually and/or when events or circumstances indicate that their fair value has been reduced below carrying value. The Company evaluated its goodwill as of March 31, 2004 and 2003 and determined there was no impairment.

Income Taxes - The Company accounts for income taxes using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements.

Stock-Based Compensation -- Through September 30, 2004, in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123" and SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applied APB Opinion No. 25 and related Interpretations in accounting for its plans. Stock options are granted at current market prices at the date of grant. Therefore, no compensation cost has been recognized for the Company's fixed stock option plans or its stock purchase plans.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for the three and six months ended September 30, 2004 and 2003, consistent with the method prescribed by SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except earnings per share data):


                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                            --------------------------       ---------------------------
                                               2004            2003             2004             2003
                                            ----------      ----------       ----------       ----------
Net income (loss):
  As reported                               $    7,410      $   (8,518)      $    8,054       $   (5,915)
  Compensation cost, net of tax                 (8,101)         (7,015)         (15,334)         (17,007)
                                            ----------      ----------       ----------       ----------
  Pro forma                                 $     (691)     $  (15,533)      $   (7,280)      $  (22,922)
                                            ==========      ==========       ==========       ==========

Earnings per share:
  As reported:
     Basic earnings (loss) per share        $     0.02      $    (0.02)      $     0.02       $    (0.02)
     Diluted earnings (loss) per share            0.02           (0.02)            0.02            (0.02)
  Pro forma:
     Basic earnings (loss) per share              0.00           (0.04)           (0.02)           (0.06)
     Diluted earnings (loss) per share            0.00           (0.04)           (0.02)           (0.06)




The pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED STEPTEMBER 30, 2004



NOTE 2 - COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings (loss) per common share data were computed as follows (in thousands, except for per share data):



                                                        Three Months Ended              Six Months Ended
                                                           September 30,                 September 30,
                                                     ------------------------       ------------------------
                                                        2004          2003             2004           2003
                                                     ---------      ---------       ---------      ---------
BASIC EARNINGS (LOSS) PER SHARE:
Numerator: Net income (loss)                         $   7,410      $  (8,518)      $   8,054      $  (5,915)
                                                     ---------      ---------       ---------      ---------
Denominator:
     Weighted-average common shares outstanding        386,200        382,591         385,574        382,556
                                                     ---------      ---------       ---------      ---------
Basic earnings (loss) per share                      $    0.02      $   (0.02)      $    0.02      $   (0.02)
                                                     =========      =========       =========      =========

DILUTED EARNINGS (LOSS) PER SHARE:
Numerator: Net income (loss)                         $   7,410      $  (8,518)      $   8,054      $  (5,915)
                                                     ---------      ---------       ---------      ---------
Denominator:
     Weighted-average common shares outstanding        386,200        382,591         385,574        382,556
     Dilutive effect of stock options                    1,269                          1,873
                                                     ---------      ---------       ---------      ---------
     Total shares                                      387,469        382,591         387,447        382,556
                                                     ---------      ---------       ---------      ---------
Diluted earnings (loss) per share                    $    0.02      $   (0.02)      $    0.02      $   (0.02)
                                                     =========      =========       =========      =========



During the three months ended September 30, 2004 and 2003, stock options and a warrant to purchase a total of approximately 61,391,000 and 63,425,000 shares, respectively, were excluded from the diluted earnings (loss) per share calculation because they were anti-dilutive. During the six months ended September 30, 2004 and 2003, stock options and a warrant to purchase a total of approximately 61,310,000 and 63,425,000 shares, respectively, were excluded from the diluted earnings (loss) per share calculation because they were anti-dilutive.


NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes foreign currency translation gains and losses that have been excluded from net income (loss) and reflected in equity. Total comprehensive income (loss) is summarized as follows (in thousands):





                                        Three Months Ended          Six Months Ended
                                           September 30,              September 30,
                                       --------------------       ---------------------
                                         2004         2003         2004          2003
                                       -------      -------       -------       -------
Net income (loss)                      $ 7,410      $(8,518)      $ 8,054       $(5,915)
Foreign currency translation
     adjustment, net of tax              2,316        1,502          (837)        7,732
                                       -------      -------       -------       -------
Total comprehensive income (loss)      $ 9,726      $(7,016)      $ 7,217       $ 1,817
                                       =======      =======       =======       =======


                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED STEPTEMBER 30, 2004



NOTE 4 - SEGMENTS

The Company operates in two business segments in the technology industry: products and professional services. The Company provides software products and professional services to IT organizations that help IT professionals efficiently develop, implement and support the applications that run their businesses.

Financial information for the Company's business segments is as follows (in thousands):



                                                           Three Months Ended                Six Months Ended
                                                              September 30,                   September 30,
                                                       --------------------------       -------------------------
                                                          2004            2003             2004             2003
                                                        ---------       ---------       ---------       ---------
Revenues:
    Products:
       Mainframe                                        $ 126,096       $ 121,023       $ 239,841       $ 240,254
       Distributed systems                                 44,337          37,732          88,196          75,402
                                                        ---------       ---------       ---------       ---------
          Total product revenue                           170,433         158,755         328,037         315,656
    Professional services                                 125,035         143,998         254,484         293,109
                                                        ---------       ---------       ---------       ---------
Total revenues                                          $ 295,468       $ 302,753       $ 582,521       $ 608,765
                                                        =========       =========       =========       =========

Operating expenses:
    Products                                            $ 128,188       $ 128,057       $ 247,621       $ 242,851
    Professional services                                 112,934         136,567         231,784         276,047
    Administrative and general                             48,396          54,597         100,414         107,829
                                                        ---------       ---------       ---------       ---------
Total operating expenses                                $ 289,518       $ 319,221       $ 579,819       $ 626,727
                                                        =========       =========       =========       =========

Income (loss) from operations before other income:
    Products                                            $  42,245       $  30,698       $  80,416       $  72,805
    Professional services                                  12,101           7,431          22,700          17,062
    Administrative and general                            (48,396)        (54,597)       (100,414)       (107,829)
                                                        ---------       ---------       ---------       ---------
Income (loss) from operations
  before other income                                       5,950         (16,468)          2,702         (17,962)
    Other income                                            4,341           4,638           8,484           9,747
                                                        ---------       ---------       ---------       ---------
Income (loss) before income taxes                       $  10,291       $ (11,830)      $  11,186       $  (8,215)
                                                        =========       =========       =========       =========



Financial information regarding geographic operations is presented in the table below (in thousands):


                                                            Three Months Ended              Six Months Ended
                                                               September 30,                  September 30,
                                                        ------------------------        ------------------------
                                                          2004            2003            2004           2003
                                                        --------        --------        --------        --------
Revenues:
    United States                                       $205,423        $217,566        $408,986        $438,451
    Europe and Africa                                     67,363          65,050         131,502         133,744
    Other international operations                        22,682          20,137          42,033          36,570
                                                        --------        --------        --------        --------
Total revenues                                          $295,468        $302,753        $582,521        $608,765
                                                        ========        ========        ========        ========


                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED STEPTEMBER 30, 2004




NOTE 5 - RESTRUCTURING ACCRUAL

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

The following table summarizes the restructuring accrual as of March 31, 2004, and charges against the accrual during the first six months of fiscal 2005 (in thousands):



                                                               Charges against         Charges against
                                             Balance at      the accrual during      the accrual during             Balance at
                                              March 31,      the quarter ended       the quarter ended             Spetember 30,
                                                2004           June 30, 2004         September 30, 2004                2004
                                             ----------      ------------------      ------------------            -------------
Employee termination benefits                $   107            $    --                    $    38                    $    69
Facilities costs (primarily lease
  abandonments)                               13,488                826                        629                     12,033
Legal, consulting and
  outplacement costs                              11                  1                         --                         10
                                             -------            -------                    -------                    -------

Total restructuring accrual                  $13,606            $   827                    $   667                    $12,112
                                             =======            =======                    =======                    =======





NOTE 6 - INVESTMENTS IN PARTIALLY OWNED COMPANIES

At September 30, 2004, the Company held a 33.3% interest in CareTech Solutions, Inc. (CareTech) and a 49% interest in ForeSee Results, Inc. (ForeSee).

CareTech provides information technology outsourcing for healthcare organizations including data, voice, applications and data center operations. This investment is accounted for under the equity method including consideration of EITF 98-13, "Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of an Investee."

At September 30, 2004 and March 31, 2004, the Company's carrying value of its investments in and advances to CareTech was $24.1 million and $22.0 million, respectively. Included in the net investment at September 30, 2004 and March 31, 2004, are a note receivable with an adjusted basis of $14.2 million and $14.7 million, respectively, and accounts receivable due from CareTech of $9.9 million and $7.3 million, respectively. The note is payable in quarterly installments through January 2012 and bears interest at 5.25%. At September 30, 2004, CareTech was current with the terms of the note.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2004

Since 1999, the Company has guaranteed lease obligations of CareTech up to $12.5 million. The Company has not recorded any liability related to these guarantees since it believes that CareTech will continue to meet its obligations. At September 30, 2004 and March 31, 2004, CareTech's outstanding lease obligations were approximately $1.9 million and $3.2 million, respectively.

CareTech's most significant customer is the Detroit Medical Center and Subsidiaries (DMC). The DMC has requested, and CareTech has agreed, to provide the DMC with extended payment terms up to 90 days. The Company therefore agreed to extend 90 day payment terms to CareTech. The Company considered the relevant factors including the financial situation of the DMC at September 30, 2004 (and at March 31, 2004) and concluded that no impairment charge or valuation allowance related to our investment in and receivables due from CareTech was warranted.

ForeSee was incorporated in October 2001 to provide online customer satisfaction management. This investment is also accounted for under the equity method including EITF 98-13.

At September 30, 2004 and March 31, 2004, the Company's carrying value of its investments in and advances to ForeSee was $3.4 million and $3.9 million, respectively. Included in the net investment at September 30, 2004 and March 31, 2004, are notes receivable from ForeSee with an adjusted basis of $3.1 million and $3.7 million, respectively. The ForeSee notes bear interest at the prime rate (4.75% at September 30, 2004) and are due between June 2007 and July 2009. The Company has agreed to provide $567,000 in additional loans to ForeSee, if needed, subject to approval by the ForeSee shareholders. During the second quarter of fiscal 2004, the Company's equity investment in ForeSee was reduced to zero. At that point, the Company began recording 100 percent of the losses sustained by ForeSee as a reduction to the Company's outstanding advances to ForeSee since the Company is uncertain whether the other shareholders are willing or able to sustain their share of the losses. The Company continues to monitor the financial situation of ForeSee on a regular basis and has concluded that no impairment reserve was warranted at September 30, 2004 (or at March 31, 2004).


NOTE 7 - BUILDING - HELD FOR SALE

The Company plans to sell the former headquarters building in Farmington Hills, Michigan. Therefore, the building has been classified as held for sale as of September 30, 2004.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2004

NOTE 8 - CONTINGENCIES

On March 12, 2002, the Company filed suit in the United States District Court for the Eastern District of Michigan against International Business Machines Corporation ("IBM") alleging, among other things, infringement of our copyrights and misappropriation of our trade secrets with respect to our mainframe software tools, intentional interference with contractual relations with our employees and former employees, anti-trust law violations, tortious interference with our economic expectancy and various state law violations. The suit seeks injunctive relief and unspecified monetary damages, among other things, from IBM. In addition, IBM has filed a counterclaim against Compuware alleging violation of six IBM patents. The Compuware products accused of infringement are File-AID CS, Abend-AID, and Xpediter. The Court bifurcated the patent counterclaims from the other claims and fact discovery is proceeding. No trial date has been set for the counterclaims. We believe we have valid defenses to the counterclaims, and we will vigorously defend against those claims. In December 2003, the Court denied the Company's Motion for Preliminary Injunction on the trade secret and false advertising claims, ruling that there were fact issues that needed to be decided by a jury. The Company's Motion did not address IBM's antitrust violations or unfair competition. Trial of the case was previously set to begin November 8, 2004. The court recently reset the commencement date for the trial to February 2005.

On January 15, 2004, IBM filed patent infringement claims against Compuware in the United States District Court for the Southern District of New York alleging infringement of seven IBM patents. The suit seeks injunctive relief and unspecified monetary damages. We believe we have valid defenses to the claims, and intend to vigorously defend against the lawsuit.

The Company is a party to a consolidated class action proceeding filed in the United States District Court for the Eastern District of Michigan. The suit was brought on behalf of purchasers of the Company's common stock from January 1, 1999 to April 3, 2002. The plaintiffs allege that the Company failed to disclose under the securities laws its problems with the misappropriation of its software source code by IBM. The plaintiffs further allege that the Company omitted and/or disseminated materially false and misleading statements concerning its deteriorating relationship with IBM. The plaintiffs request that the court award them monetary damages and expenses of litigation, including reasonable attorneys fees. On August 27, 2004, plaintiffs moved to certify a class. The Company intends to oppose class certification. To date, the Company is not engaged in any meaningful discovery. The Company strongly disagrees with the allegations and intends to vigorously defend against the lawsuit. Due to the nature and status of this lawsuit and the uncertainties that exist, no estimate can be made of the possible impact of this lawsuit on the Company's results of operations at this time.

The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company does not believe that the outcome of any of these legal matters, including those discussed above, will have a material adverse effect on the Company's consolidated financial position or results of operations.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2004


NOTE 9 - SUBSEQUENT EVENTS

In October 2004, the Company acquired certain assets and liabilities of DevStream Corporation ("DevStream"), a privately owned software company, for $8 million in cash and estimated future payments of $1.9 million. The additional payments will be calculated based on a percentage of the revenue associated with the DevStream products during the first 27 months after the acquisition date. The acquisition will be accounted for as a purchase during the third quarter of fiscal 2005, and accordingly, the assets and liabilities acquired will be recorded at fair value as of the acquisition date.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Compuware Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of September 30, 2004, and the related condensed consolidated statements of operations for the three-month and six-month periods ended September 30, 2004 and 2003 and of cash flows for the six-month periods ended September 30, 2004 and 2003. These consolidated interim financial statements are the responsibility of the Company's management.

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


Detroit, Michigan
November 4, 2004

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


OVERVIEW

In this section, we discuss our results of operations on a segment basis for each of our financial reporting segments. We operate in two business segments in the technology industry: products and professional services. We evaluate segment performance based primarily on segment contribution before corporate expenses. References to years are to fiscal years ended March 31. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included elsewhere in this report and our annual report on Form 10-K for the fiscal year ended March 31, 2004, particularly "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

We provide software products and professional services designed to increase the productivity of the IT departments of businesses worldwide. In the early years of our Company, we focused on offering professional services and mainframe products in the testing and implementation environment where we gained extensive experience and established long-term customer relationships. Over the past several years, we have expanded our presence into products and professional services in the IT governance, development, quality assurance, management and support areas of the application life cycle for all significant technology platforms.

We focus on growing revenue and profit margins by enhancing and promoting our current product lines, expanding our product and service offerings through key acquisitions, developing strategic partnerships in order to provide clients with our product solutions and managing our costs.

We achieved the following during the second quarter of 2005:

- Released 2 mainframe and 6 distributed product updates designed to increase the productivity of the IT departments of our customers.

- Achieved a 17% increase compared to the second quarter of 2004 in distributed product revenue. Approximately 59% of the increase was a reflection of our continued focus on promoting our distributed products with the remainder attributable to the addition of IT Governance in the first quarter of 2005.

- Improved the professional services margin from 5.2% in the second quarter of 2004 to 9.7% in the second quarter of 2005 through improved utilization of professional services personnel and, to a lesser extent, a concerted effort to reduce low margin subcontractor arrangements.

- Hosted OJX, an interactive Java development seminar at our Detroit, Michigan world headquarters. Java visionaries from Compuware, Sun and BEA presented at the event, which attracted more than 1,000 attendees.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                                        Percentage of                         Percentage of
                                                        Total Revenues                        Total Revenues
                                                      ------------------                    -----------------
                                                      Three Months Ended                    Six Months Ended
                                                        September 30,          Period-        September 30,          Period-
                                                      -----------------       to-Period     -----------------       to-Period
                                                      2004        2003         Change       2004        2003         Change
                                                      -----       -----        ------       -----       -----        ------
REVENUE:
    Software license fees                              22.2%       19.6%        10.6%        20.6%       18.8%         4.4%
    Maintenance fees                                   35.5        32.8          5.4         35.7        33.0          3.6
    Professional services fees                         42.3        47.6        (13.2)        43.7        48.2        (13.2)
                                                      -----       -----        -----        -----       -----        -----
       Total revenues                                 100.0       100.0         (2.4)       100.0       100.0         (4.3)
                                                      -----       -----        -----        -----       -----        -----

OPERATING EXPENSES:
    Cost of software license fees                       2.7         2.5          5.5          2.7         2.5          5.6
    Cost of professional services                      38.2        45.1        (17.3)        39.8        45.4        (16.0)
    Technology development and support                 13.8        14.1         (4.6)        14.0        13.6         (1.3)
    Sales and marketing                                26.9        25.7          2.1         25.8        23.8          3.5
    Administrative and general                         16.4        18.0        (11.4)        17.2        17.7         (6.9)
                                                      -----       -----        -----        -----       -----        -----
       Total operating expenses                        98.0       105.4         (9.3)        99.5       103.0         (7.5)
                                                      -----       -----        -----        -----       -----        -----
Income (loss) from operations                           2.0        (5.4)       136.1          0.5        (3.0)       115.0
Other income                                            1.5         1.5         (6.4)         1.4         1.6        (13.0)
                                                      -----       -----        -----        -----       -----        -----
Income (loss) before income taxes                       3.5        (3.9)       187.0          1.9        (1.4)       236.2
    Income tax provision (benefit)                      1.0        (1.1)       187.0          0.5        (0.4)       236.2
                                                      -----       -----        -----        -----       -----        -----
Net income (loss)                                       2.5%       (2.8)%      187.0%         1.4%       (1.0)%      236.2%
                                                      =====       =====        =====        =====       =====        =====

SOFTWARE PRODUCTS

REVENUE

Our products are designed to support the complete application lifecycle: development and integration, quality assurance, production readiness, performance management and IT governance of the application to optimize performance in production. Product revenue, which consists of software license fees and maintenance fees, comprised 57.7% and 52.4% of total revenue during the second quarter of 2005 and 2004, respectively, and 56.3% and 51.8% of total revenue during the first six months of 2005 and 2004, respectively.

Distributed software product revenue increased $6.6 million or 17.5% during the second quarter of 2005 to $44.3 million from $37.7 million during the second quarter of 2004 and increased $12.8 million or 17.0% during the first six months of 2005 to $88.2 million from $75.4 million during the first six months of 2004. The increased revenue during the second quarter and first six months of 2005 was primarily due to an increase of $3.4 million and $5.6 million, respectively, in maintenance revenue related to our DevPartner and Vantage product lines and to the addition of $2.8 million and $5.6 million, respectively, related to IT Governance, which was acquired during the first quarter of 2005.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Mainframe software product revenue increased $5.1 million or 4.2% during the second quarter of 2005 to $126.1 million from $121.0 million during the second quarter of 2004 and decreased $0.5 million or 0.2% during the first six months of 2005 to $239.8 million from $240.3 million during the first six months of 2004. The increased revenue during the second quarter was due to a $5.3 million increase in license revenue primarily related to our File-Aid, QACenter and Strobe product lines.

License revenue increased $6.3 million or 10.6% during the second quarter of 2005 to $65.7 million from $59.4 million during the second quarter of 2004 and increased $5.1 million or 4.4% during the first six months of 2005 to $119.8 million from $114.7 million during the first six months of 2004. License revenue increased $2.3 million and $4.0 million, respectively, compared to the second quarter and first six months of 2004 due to fluctuations in foreign currencies. Excluding the favorable effect of foreign currency fluctuations, license revenue increased 6.8% during the second quarter of 2005 and 0.9% during the first six months of 2005. These increases were primarily due to increases of $5.3 million and $1.6 million, respectively, in mainframe license revenue primarily related to our File-Aid, QACenter and Strobe product lines and to the addition of $1.7 million and $3.6 million of revenues, respectively, related to IT Governance which was acquired during the first quarter of 2005.

Maintenance fees increased $5.4 million or 5.4% to $104.8 million during the second quarter of 2005 from $99.4 million during the second quarter of 2004 and increased $7.3 million or 3.6% during the first six months of 2005 to $208.3 million from $201.0 million during the first six months of 2004. Maintenance fees increased $3.2 million and $6.4 million, respectively, compared to the second quarter and first six months of 2004 due to fluctuations in foreign currencies. Excluding the favorable effect of foreign currency fluctuations, maintenance fees increased 2.1% during the second quarter of 2005 and 0.5% during the first six months of 2005. These increases were primarily due to increases of $3.4 million and $5.6 million, respectively, in distributed maintenance revenue related to our DevPartner and Vantage product lines and to the addition of $1.2 million and $2.0 million of maintenance revenues, respectively, related to IT Governance.

Product revenue by geographic location is presented in the table below (in thousands):

                                                                       Three Months Ended                     Six Months Ended
                                                                          September 30,                         September 30,
                                                                   ---------------------------           ---------------------------
                                                                     2004               2003               2004               2003
                                                                   --------           --------           --------           --------
United States                                                      $ 95,644           $ 88,198           $184,571           $174,401
Europe and Africa                                                    53,893             51,154            104,243            106,116
Other international operations                                       20,896             19,403             39,223             35,139
                                                                   --------           --------           --------           --------
Total product revenue                                              $170,433           $158,755           $328,037           $315,656
                                                                   ========           ========           ========           ========

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


PRODUCT CONTRIBUTION AND EXPENSES

Financial information for the product segment is as follows (in thousands):

                                                               Three Months Ended                           Six Months Ended
                                                                  September 30,                               September 30,
                                                        --------------------------------            --------------------------------
                                                           2004                  2003                  2004                  2003
                                                        ----------            ----------            ----------            ----------
Revenue                                                 $  170,433            $  158,755            $  328,037            $  315,656
Expenses                                                   128,188               128,057               247,621               242,851
                                                        ----------            ----------            ----------            ----------
Product contribution                                    $   42,245            $   30,698            $   80,416            $   72,805
                                                        ==========            ==========            ==========            ==========


The product segment generated contribution margins of 24.8% and 19.3% during the second quarter of 2005 and 2004, respectively, and 24.5% and 23.1% during the first six months of 2005 and 2004, respectively. Product expenses include cost of software license fees, technology development and support costs and sales and marketing expenses. These expenses are discussed below.

Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers and the cost of author royalties. As a percentage of software license fees, cost of software license fees were 12.3% and 12.9% in the second quarter of 2005 and 2004, respectively, and 13.3% and 13.1% in the first six months of 2005 and 2004, respectively.

Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Also included here are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support technology initiatives. As a percentage of product revenue, costs of technology development and support were 23.9% and 26.9% in the second quarter of 2005 and 2004, respectively, and 24.9% and 26.2% during the first six months of 2005 and 2004, respectively.

Capitalization of internally developed software products begins when the technological feasibility of the product is established. Before the capitalization of internally developed software products, total research and development expenditures for the second quarter of 2005 increased $0.5 million, or 1.0%, to $45.5 million from $45.0 million in the second quarter of 2004, and for the first six months of 2005 increased $1.2 million, or 1.3%, to $89.4 million from $88.2 million in the first six months of 2004.

Sales and marketing costs consist primarily of personnel related costs associated with product direct sales and sales support, marketing for all our offerings, and personnel costs associated with new sales initiatives. For the second quarter of 2005, sales and marketing costs increased $1.6 million, or 2.1%, to $79.3 million from $77.7 million in the second quarter of 2004 and for the first six months of 2005 increased $5.0 million, or 3.5% to $150.1 million from $145.1 million in the first six months of 2004. The increase in sales and marketing costs for the second quarter and first six months of 2005 were primarily attributable to annual salary increases and an increase in marketing seminar costs related to the OJX seminar that was held at our Detroit world headquarters in September 2004. As a percentage of product revenue, sales and marketing costs were 46.5% and 48.9% in the second quarter of 2005 and 2004, respectively, and 45.7% and 46.0% in the first six months of 2005 and 2004, respectively.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


PROFESSIONAL SERVICES

REVENUE

We offer a broad range of IT professional services, including business systems analysis, design and programming, software conversion and system planning and consulting. Revenue from professional services decreased $19.0 million or 13.2% during the second quarter of 2005 to $125.0 million compared to $144.0 million in the second quarter of 2004, and decreased $38.6 million or 13.2% during the first six months of 2005 to $254.5 million from $293.1 million during the first six months of 2004. The decrease in revenue for 2005 was primarily due to a reduction in subcontractor arrangements, along with a strategic move away from non-core professional services such as helpdesk, computer operations and non-technical project management. As we move forward, we are focusing on higher margin project development services and combined product and services solution arrangements.

Professional services revenue by geographic location is presented in the table below (in thousands):

                                                       Three Months Ended                       Six Months Ended
                                                          September 30,                           September 30,
                                                  ------------------------------          ------------------------------
                                                     2004                2003                2004                2003
                                                  ----------          ----------          ----------          ----------
United States                                     $  109,779          $  129,368          $  224,415          $  264,050
Europe and Africa                                     13,470              13,896              27,259              27,628
Other international operations                         1,786                 734               2,810               1,431
                                                  ----------          ----------          ----------          ----------
Total professional services revenue               $  125,035          $  143,998          $  254,484          $  293,109
                                                  ==========          ==========          ==========          ==========

PROFESSIONAL SERVICES CONTRIBUTION AND EXPENSES

Financial information for the professional services segment is as follows (in thousands):

                                                       Three Months Ended                       Six Months Ended
                                                          September 30,                           September 30,
                                                  ------------------------------          ------------------------------
                                                     2004                2003                2004               2003
                                                  ----------          ----------          ----------          ----------
Revenue                                           $  125,035          $  143,998          $  254,484          $  293,109
Expenses                                             112,934             136,567             231,784             276,047
                                                  ----------          ----------          ----------          ----------
Professional services contribution                $   12,101          $    7,431          $   22,700          $   17,062
                                                  ==========          ==========          ==========          ==========


During the second quarter of 2005, the professional services segment generated a contribution margin of 9.7%, compared to 5.2% during the second quarter of 2004. The professional services contribution margin was 8.9% and 5.8% for the first six months of 2005 and 2004, respectively. The increases are primarily due to improved utilization of professional services personnel and, to a lesser extent, a concerted effort to reduce low margin subcontractor projects.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Cost of professional services consists primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Cost of professional services decreased $23.7 million or 17.3% during the second quarter of 2005 to $112.9 million compared to $136.6 million in the second quarter of 2004 and decreased $44.2 million or 16.0% during the first six months of 2005 to $231.8 million from $276.0 million during the first six months of 2004. The decreases in costs for the second quarter and first six months of 2005 were primarily attributable to lower compensation, benefit, bonus and travel costs of approximately $21.0 million and $40.2 million, respectively, and a decrease in subcontractor costs of approximately $3.2 million and $5.5 million, respectively. Compensation, benefit, bonus and travel costs were lower due to a reduction in average employee headcount in this area from the first six months of 2004 to the first six months of 2005.


CORPORATE AND OTHER EXPENSES

Administrative and general expenses primarily consist of costs associated with the corporate executive, finance, human resources, administrative, legal and corporate communications departments. In addition, administrative and general costs include all facility-related costs, such as rent, maintenance, depreciation expense, utilities, etc., associated with worldwide sales and professional services offices. Administrative and general expenses decreased $6.2 million, or 11.4% during the second quarter of 2005 to $48.4 million from $54.6 million during the second quarter of 2004, and decreased $7.4 million or 6.9% during the first six months of 2005 to $100.4 million from $107.8 million in the first six months of 2004. The decreases in costs for the second quarter and first six months of 2005 were primarily attributable to a decline in external legal fees of approximately $5.6 million and $8.9 million, respectively, due to reduced legal costs associated with the IBM litigation. The decrease in administrative and general expenses related to the first six months of 2005 were offset by an increase in depreciation expense of $2.2 million related to the Detroit headquarters building that was placed in service during the second quarter of 2004.

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax provision was $2.9 million in the second quarter of 2005 and $3.1 million for the first six months of 2005, which represents an effective tax rate of 28%. This compares to an income tax benefit of $3.3 million in the second quarter of 2004 and $2.3 million for the first six months of 2004, which represents an effective tax rate of 28%. The effective income tax rate is below the statutory rate due to the impact of certain tax benefits discussed in Note 12 of the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended March 31, 2004. Changes in net income or in the domestic/foreign composition of revenue may change the relative effect of these tax benefits and could result in a change to the effective income tax rate.


RESTRUCTURING ACCRUAL

In the fourth quarter of 2002, we adopted a restructuring plan to reorganize our operating divisions, primarily the professional services segment. These changes were designed to increase profitability by better aligning cost structures with current market conditions. See Note 5 to the Condensed Consolidated Financial Statements for changes in the restructuring accrual for the first six months of 2005.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at September 30, 2004. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2004 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of that report. There have been no material changes to that information during the first six months of 2005.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, cash and investments totaled approximately $694.7 million. During the first six months of 2005 and 2004, cash flow from operations was $45.9 million and $98.9 million, respectively. The decrease was primarily due to lower collections on customer receivables due to the general decline in revenue during the past two years offset in 2005 by tax refunds of approximately $22.3 million. During the first six months of 2005 and 2004, capital expenditures including property and equipment and capitalized research and software development totaled $25.7 million and $49.9 million, respectively.

On May 2, 2003, we entered into a $100 million revolving credit facility that matured on July 29, 2004 (see Note 9 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended March 31, 2004). During the second quarter of 2005, the credit facility was extended through July 28, 2005. No borrowings have occurred under this facility since inception.

In July 2003, we entered into an option and purchase agreement for our vacated building in Farmington Hills, Michigan. The option agreement allowed the holder to commit to purchase the building for one year after the execution of this agreement. The option selling price of the building approximated the current net book value of $20 million for the building. This option expired in July 2004 and was not exercised by the holder. We have implemented a plan to market and sell the building, and the building has been classified as held for sale as of September 30, 2004. In the second quarter of 2005, we also evaluated whether the value of the building was impaired and we concluded that no impairment charge related to the building should be recorded at September 30, 2004.

On May 6, 2003, the Board of Directors authorized the repurchase of up to $125 million of our common stock. Our purchases of stock may occur on the open market, through negotiated or block transactions based upon market and business conditions. We regularly evaluate market conditions for an opportunity to repurchase our stock. There were no purchases under this program during the second quarter of 2005. Approximately $124 million remains for future purchases under this program.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


As discussed in Note 6 to the Condensed Consolidated Financial Statements, we regularly review the financial condition of our partially owned companies, inclusive of considering the companies' relationships with their major customers, to determine that the recorded amounts in our financial statements are appropriate and the investments (inclusive of the debt obligations) are not impaired. CareTech Solutions, Inc.'s (Caretech) most significant customer is the Detroit Medical Center and Subsidiaries (DMC). The DMC has requested, and CareTech has agreed, to provide the DMC with extended payment terms up to 90 days. In turn, we have also agreed to extend 90 day payment terms to CareTech. After consideration of all relevant factors, we concluded that no impairment charge or valuation allowance related to our investment in and receivables due from CareTech should be recorded at September 30, 2004. At September 30, 2004, the carrying value of investments in and advances to Caretech was $24.1 million.

In May 2004, we acquired privately held Changepoint Corporation, a market-leading provider of IT Governance application software for approximately $100 million in cash. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the acquisition date.

In October 2004, we acquired certain assets and liabilities of DevStream Corporation ("DevStream"), a privately owned software company, for $8 million in cash and estimated future payments of $1.9 million. The additional payments will be calculated based on a percentage of the revenue associated with the DevStream products during the first 27 months after the acquisition date. The acquisition will be accounted for as a purchase during the third quarter of fiscal 2005, and accordingly, the assets and liabilities acquired will be recorded at fair value as of the acquisition date.

We continue to evaluate business acquisition opportunities that fit our strategic plans.

We believe available cash resources, together with cash flow from operations, will be sufficient to meet cash needs for the foreseeable future.


CONTRACTUAL OBLIGATIONS

Our contractual obligations are described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended March 31, 2004. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business during the first six months of 2005.

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


                         ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause the material information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There was no change in our internal controls over financial reporting during the quarter ended September 30, 2004 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


                          ITEM 1.  LEGAL PROCEEDINGS.

As disclosed in our Annual Report on Form 10-K for the fiscal year ending March 31, 2004 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, on March 12, 2002, we filed suit in the United States District Court for the Eastern District of Michigan against International Business Machines Corporation ("IBM") alleging, among other things, infringement of our copyrights and misappropriation of our trade secrets with respect to our mainframe software tools, intentional interference with contractual relations with our employees and former employees, anti-trust law violations, tortious interference with our economic expectancy and various state law violations. The Court adjourned the previous trial date of November 8, 2004. Trial of the case is now set to commence in February 2005. While we currently believe we ultimately will benefit from this litigation, the impact of this action on the Company's liquidity, financial position and results of operations are not determinable at the present time.

As disclosed in our Annual Report on Form 10-K for the fiscal year ending March 31, 2004, the Company is a party to a consolidated class action proceeding filed in the United States District Court for the Eastern District of Michigan titled In re Compuware Securities Litigation. The suit was brought on behalf of purchasers of the Company's common stock from January 1, 1999 to April 3, 2002. The defendants are the Company and Peter Karmanos, Jr. The plaintiffs allege that the Company omitted and/or disseminated materially false and misleading statements concerning its alleged deteriorating relationship with IBM. The plaintiffs request that the court award them monetary damages and expenses of litigation, including reasonable attorneys fees. The Company strongly disagrees with the allegations and is vigorously defending against the lawsuit. On August 27, 2004, plaintiffs moved to certify a class. The Company intends to oppose class certification. To date, the Company is not engaged in any meaningful discovery. Due to the nature and status of this lawsuit and the uncertainties that exist, the impact of this action, if any, on the Company's liquidity, financial position and results of operations are not determinable at the present time.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on August 24, 2004 at the Company's headquarters. The only matter voted upon at the meeting was the election of directors. Each of the nominees was elected to hold office for one year until the 2005 Annual Meeting of Shareholders or until their successors are elected and qualified. The results of the voting at the meeting are as follows:

Nominee for Director                             Total Votes For                        Total Votes Withheld
---------------------------                      ---------------                        --------------------

Dennis W. Archer                                     256,370,976                                71,609,563
Gurminder S. Bedi                                    317,540,432                                10,440,107
Elaine K. Didier                                     316,235,095                                11,745,444
William O. Grabe                                     317,885,340                                10,095,199
William R. Halling                                   313,940,988                                14,039,551
Peter Karmanos, Jr.                                  317,407,142                                10,573,397
Faye Alexander Nelson                                317,445,685                                10,534,854
Glenda D. Price                                      316,196,808                                11,783,731
W. James Prowse                                      250,312,311                                77,668,228
G. Scott Romney                                      316,135,994                                11,844,545
Lowell P. Weicker, Jr.                               304,185,956                                23,794,583


The total number of the Company's common shares issued and outstanding and entitled to be voted at the Annual Meeting was 386,183,070 shares. The total number of shares voted at the Annual Meeting was 327,980,539 or 84.9% of the shares outstanding and eligible to vote.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

                                ITEM 6. EXHIBITS


               Exhibit
               Number      Description of Document

                2.5 Asset Purchase Agreement among Compuware Corporation, DevStream Corporation, Mario Ciabarro, Jaimie Ciabarro and Thomas Cross, dated as of October 1, 2004.

                4.4 Amendment No. 2, dated as of July 29, 2004, Revolving Credit Agreement dated as of May 2, 2003, between Compuware Corporation and Comerica Bank.

                10.91      Nonqualified Stock Option Agreement for Executive
                           Officers

                10.92      Nonqualified Stock Option Agreement for Outside
                           Directors

                10.93      Phantom Share Award Agreement

                10.94      Executive Incentive Plan - Corporate

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


                                             COMPUWARE CORPORATION


Date: November 4, 2004                       By:  /s/ Peter Karmanos, Jr.
                                                  -----------------------------

                                                      Peter Karmanos, Jr.
                                                      Chief Executive Officer
                                                      (duly authorized officer)




Date: November 4, 2004                       By:  /s/ Laura L. Fournier
                                                  ------------------------------

                                                      Laura L. Fournier
                                                      Senior Vice President
                                                      Chief Financial Officer
                                                      Treasurer

                                 EXHIBIT INDEX


    Exhibit Number                            Description

         2.5 Asset Purchase Agreement among Compuware Corporation, DevStream Corporation, Mario Ciabarro, Jaimie Ciabarro and Thomas Cross, dated as of October 1, 2004.

         4.4 Amendment No. 2, dated as of July 29, 2004, Revolving Credit Agreement dated as of May 2, 2003, between Compuware Corporation and Comerica Bank.

        10.91              Nonqualified Stock Option Agreement for Executive
                           Officers

        10.92              Nonqualified Stock Option Agreement for Outside
                           Directors

        10.93              Phantom Share Award Agreement

        10.94              Executive Incentive Plan - Corporate

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