Form 10-Q
period 2004-12-31
COMPUWARE CORP
filed 2005-02-03
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

As of January 31, 2005, there were outstanding 387,333,606 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 31 pages

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         December 31, 2004 and March 31, 2004                                  3

         Condensed Consolidated Statements of Operations
         for the three and nine months ended December 31, 2004 and 2003        4

         Condensed Consolidated Statements of Cash Flows
         for the nine months ended December 31, 2004 and 2003                  5

         Notes to Condensed Consolidated Financial
         Statements                                                            6

         Report of Independent Registered Public Accounting Firm              15

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           27

Item 4.  Controls and Procedures                                              27


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    28

Item 6.  Exhibits                                                             29

SIGNATURES                                                                    30


                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                     DECEMBER 31,    MARCH 31,
                                                        2004           2004
                                                     ----------     ----------
                                                     (UNAUDITED)
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                          $  419,567     $  454,916
  Investments                                           194,719        149,654
  Accounts receivable, net                              431,701        452,057
  Deferred tax asset, net                                34,233         32,460
  Income taxes refundable, net                           23,578         33,946
  Prepaid expenses and other current assets              24,756         19,976
  Building - held for sale                               19,702
                                                     ----------     ----------
          Total current assets                        1,148,256      1,143,009
                                                     ----------     ----------

INVESTMENTS                                             122,481        162,484
                                                     ----------     ----------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION AND AMORTIZATION                         424,524        444,401
                                                     ----------     ----------

CAPITALIZED SOFTWARE, LESS ACCUMULATED
  AMORTIZATION                                           55,715         45,489
                                                     ----------     ----------

OTHER:
  Accounts receivable                                   250,973        198,742
  Deferred tax asset, net                                15,676         28,628
  Goodwill                                              297,108        213,359
  Other                                                  36,104         26,597
                                                     ----------     ----------
          Total other assets                            599,861        467,326
                                                     ----------     ----------

TOTAL ASSETS                                         $2,350,837     $2,262,709
                                                     ==========     ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $   25,730     $   35,298
  Accrued expenses                                      188,631        188,279
  Deferred revenue                                      293,176        302,804
                                                     ----------     ----------
          Total current liabilities                     507,537        526,381

DEFERRED REVENUE                                        339,140        300,664

ACCRUED EXPENSES                                         18,890         22,073
                                                     ----------     ----------
          Total liabilities                             865,567        849,118
                                                     ----------     ----------

SHAREHOLDERS' EQUITY:
  Common stock                                            3,873          3,853
  Additional paid-in capital                            738,165        722,206
  Retained earnings                                     730,871        681,115
  Foreign currency translation adjustment                12,361          6,417
                                                     ----------     ----------
          Total shareholders' equity                  1,485,270      1,413,591
                                                     ----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $2,350,837     $2,262,709
                                                     ==========     ==========



See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         DECEMBER 31,                     DECEMBER 31,
                                                -------------------------------  -------------------------------
                                                     2004             2003             2004            2003
                                                --------------   --------------  ---------------  --------------
REVENUES:
  Software license fees                         $      98,996    $      80,678   $      218,761   $     195,361
  Maintenance fees                                    108,658          102,940          316,930         303,913
  Professional services fees                          122,881          134,567          377,365         427,676
                                                --------------   --------------  ---------------  --------------

       Total revenues                                 330,535          318,185          913,056         926,950
                                                --------------   --------------  ---------------  --------------

OPERATING EXPENSES:
  Cost of software license fees                         5,403            8,285           21,289          23,328
  Cost of professional services                       105,734          123,767          337,518         399,814
  Technology development and support                   33,907           41,640          115,587         124,398
  Sales and marketing                                  84,441           82,117          234,496         227,167
  Administrative and general                           48,321           50,245          148,735         158,074
                                                --------------   --------------  ---------------  --------------

       Total operating expenses                       277,806          306,054          857,625         932,781
                                                --------------   --------------  ---------------  --------------

INCOME (LOSS) FROM OPERATIONS                          52,729           12,131           55,431          (5,831)

OTHER INCOME                                            5,191            4,988           13,675          14,735
                                                --------------   --------------  ---------------  --------------

INCOME BEFORE INCOME TAXES                             57,920           17,119           69,106           8,904

INCOME TAX PROVISION (BENEFIT)                         16,218           (4,706)          19,350          (7,006)
                                                --------------   --------------  ---------------  --------------

NET INCOME                                      $      41,702    $      21,825   $       49,756   $      15,910
                                                ==============   ==============  ===============  ==============

Basic earnings per share                        $        0.11    $        0.06   $         0.13   $        0.04
                                                ==============   ==============  ===============  ==============

Diluted earnings per share                      $        0.11    $        0.06   $         0.13   $        0.04
                                                ==============   ==============  ===============  ==============

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)






                                                                                       NINE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                   -------------------------
                                                                                      2004            2003
                                                                                   ---------       ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                                       $  49,756       $  15,910
  Adjustments to reconcile net income to cash provided
      by operations:
      Depreciation and amortization                                                   43,654          39,994
      Tax benefit from exercise of stock options                                         372             175
      Issuance of common stock to ESOP                                                 4,872
      Acquisition tax benefits                                                         5,406           5,275
      Deferred income taxes                                                           11,397             804
      Other                                                                            2,015           3,012
      Net change in assets and liabilities, net of effects from acquisitions:
        Accounts receivable                                                           (6,634)        144,406
        Prepaid expenses and other current assets                                     (2,341)            876
        Other assets                                                                   1,968           5,204
        Accounts payable and accrued expenses                                        (24,936)         (6,984)
        Deferred revenue                                                               6,908         (72,429)
        Income taxes                                                                  10,362         (10,947)
                                                                                   ---------       ---------
             Net cash provided by operating activities                               102,799         125,296
                                                                                   ---------       ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of:
      Businesses                                                                    (104,993)
      Property and equipment:
           Headquarters facility                                                      (7,073)        (50,497)
           Other                                                                     (15,628)         (5,500)
      Capitalized software                                                           (16,431)         (9,165)
  Investments:
      Proceeds                                                                       157,927         275,344
      Purchases                                                                     (164,953)       (302,353)
                                                                                   ---------       ---------
             Net cash used in investing activities                                  (151,151)        (92,171)
                                                                                   ---------       ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Net proceeds from exercise of stock options                                          1,283           1,179
  Contribution to stock purchase plans                                                 6,111           6,468
  Repurchase of common stock                                                                            (996)
                                                                                   ---------       ---------
             Net cash provided by financing activities                                 7,394           6,651
                                                                                   ---------       ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                5,609           7,957
                                                                                   ---------       ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (35,349)         47,733

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     454,916         319,466
                                                                                   ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 419,567       $ 367,199
                                                                                   =========       =========



See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED DECEMBER 31, 2004

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2004, final amounts may differ from these estimates.

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

Certain amounts in the fiscal 2004 financial statements have been reclassified to conform to the fiscal 2005 presentation. In addition, income tax reserves totaling $33.3 million at March 31, 2004 have been reclassified from long-term deferred taxes to accrued expenses which thereby resulted in a corresponding increase in deferred tax assets. These reclassifications do not have any impact on the statement of operations and are immaterial to the financial statements overall.

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

Software license fees -- The Company's software license agreements provide its customers with a right to use the Company's software perpetually (perpetual licenses) or during a defined term (term licenses). Perpetual license fee revenue is recognized using the residual method, under which the fair value, based on Compuware-specific objective evidence (CSOE) of all undelivered elements of the agreement (e.g., maintenance and professional services) is deferred. CSOE is based on rates charged for maintenance and professional services when

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED DECEMBER 31, 2004

sold separately and is consistent with vendor specific objective evidence (VSOE) as defined in SOP 97-2 (as amended). The remaining portion of the fee, net of discretionary discounts (the residual), is recognized as license fee revenue upon shipment of the products, provided that no significant obligations remain and collection of the related receivable is deemed probable. For term licenses and for agreements in which the fair value of the undelivered elements cannot be determined using CSOE (e.g., transactions that include an option to exchange or select products in the future), the Company recognizes the license fee revenue on a ratable basis over the term of the license agreement.

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

Maintenance fees - The Company's maintenance agreements provide for technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released during the maintenance period. Maintenance is included with all mainframe software license agreements for one year, and for most distributed product agreements for three months. Effective January 1, 2005, maintenance is included with all license agreements for up to one year. Maintenance is renewable thereafter for an annual fee. Maintenance fees are deferred and recognized as revenue on a ratable basis over the maintenance period.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2004


Goodwill - Goodwill and those intangible assets with indefinite lives are tested for impairment annually and/or when events or circumstances indicate that their fair value has been reduced below carrying value. The Company evaluated its goodwill as of March 31, 2004 and determined there was no impairment.

Income Taxes - The Company accounts for income taxes using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements.

Stock-Based Compensation -- Through December 31, 2004, in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123" and SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applied APB Opinion No. 25 and related Interpretations in accounting for its plans. Stock options are granted at current market prices at the date of grant. Therefore, no compensation cost has been recognized for the Company's fixed stock option plans or its stock purchase plans.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for the three and nine months ended December 31, 2004 and 2003, consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except earnings per share data):


                                                               Three Months Ended               Nine Months Ended
                                                                  December 31,                     December 31,
                                                           --------------------------      --------------------------
                                                              2004            2003            2004            2003
                                                           ----------      ----------      ----------      ----------

Net income:
  As reported                                              $   41,702      $   21,825      $   49,756      $   15,910
  Compensation cost, net of tax                                (7,160)         (8,501)        (22,441)        (25,490)
                                                           ----------      ----------      ----------      ----------
  Pro forma                                                $   34,542      $   13,324      $   27,315      $   (9,580)
                                                           ==========      ==========      ==========      ==========

Earnings per share:
  As reported:
     Basic earnings per share                              $     0.11      $     0.06      $     0.13      $     0.04
     Diluted earnings per share                                  0.11            0.06            0.13            0.04
  Pro forma:
     Basic earnings (loss) per share                             0.09            0.03            0.07           (0.03)
     Diluted earnings (loss) per share                           0.09            0.03            0.07           (0.03)



The pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

Recently Issued Accounting Pronouncements -- In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment. This Statement requires companies to expense the value of employee stock options and other forms of stock-based compensation effective for interim and annual periods beginning after June 15, 2005. The Company will adopt the provisions of the Statement as of July 1, 2005 and use the modified prospective method to recognize compensation expense. Company management is currently evaluating whether the adoption of this Statement will change its compensation strategies.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2004


NOTE 2 - ACQUISITIONS

In May 2004, the Company acquired privately held Changepoint Corporation, a market-leading provider of IT Governance application software, for approximately $100 million in cash. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the acquisition date.

In October 2004, the Company acquired certain assets and liabilities of DevStream Corporation ("DevStream"), a privately owned software company, for $8 million in cash and estimated future payments of $1.9 million. The additional payments will be calculated based on a percentage of the revenue associated with the DevStream products during the first 27 months after the acquisition date. The acquisition was accounted for as a purchase, and accordingly, the assets and liabilities acquired were recorded at fair value as of the acquisition date.


NOTE 3 - COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share data were computed as follows (in thousands, except for per share data):

                                                                     Three Months Ended              Nine Months Ended
                                                                       December 31,                     December 31,
                                                                 -------------------------       -------------------------
                                                                   2004             2003           2004             2003
                                                                 --------         --------       --------         --------
BASIC EARNINGS PER SHARE:
Numerator: Net income                                            $ 41,702         $ 21,825       $ 49,756         $ 15,910
                                                                 --------         --------       --------         --------
Denominator:
     Weighted-average common shares outstanding                   387,211          384,090        386,475          382,550
                                                                 --------         --------       --------         --------
Basic earnings per share                                         $   0.11         $   0.06       $   0.13         $   0.04
                                                                 ========         ========       ========         ========

DILUTED EARNINGS PER SHARE:
Numerator: Net income                                            $ 41,702         $ 21,825       $ 49,756         $ 15,910
                                                                 --------         --------       --------         --------
Denominator:
     Weighted-average common shares outstanding                   387,211          384,090        386,475          382,550
     Dilutive effect of stock options                               1,609            1,852          1,785            1,753
                                                                 --------         --------       --------         --------
     Total shares                                                 388,820          385,942        388,260          384,303
                                                                 --------         --------       --------         --------
Diluted earnings per share                                       $   0.11         $   0.06       $   0.13         $   0.04
                                                                 ========         ========       ========         ========


During the three months and nine months ended December 31, 2004, stock options to purchase a total of approximately 59,347,000 and 59,323,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive. During the three months and nine months ended December 31, 2003, stock options and a warrant to purchase a total of approximately 53,668,000 and 53,708,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2004



NOTE 4 - COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation gains and losses that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows (in thousands):

                                                                   Three Months Ended              Nine Months Ended
                                                                       December 31,                   December 31,
                                                                 -----------------------         -----------------------
                                                                   2004           2003             2004           2003
                                                                 --------       --------         --------       --------
Net income                                                       $ 41,702       $ 21,825         $ 49,756       $ 15,910
Foreign currency translation
     adjustment, net of tax                                         6,781          7,038            5,944         14,770
                                                                 --------       --------         --------       --------
Total comprehensive income                                       $ 48,483       $ 28,863         $ 55,700       $ 30,680
                                                                 ========       ========         ========       ========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2004




NOTE 5 - SEGMENTS

The Company operates in two business segments in the technology industry: products and professional services. The Company provides software products and professional services to IT organizations that help IT professionals efficiently develop, implement and support the applications that run their businesses.

Financial information for the Company's business segments is as follows (in thousands):

                                                                   Three Months Ended                Nine Months Ended
                                                                      December 31,                      December 31,
                                                                -------------------------        -------------------------
                                                                  2004            2003             2004            2003
                                                                ---------       ---------        ---------       ---------
Revenues:
    Products:
       Mainframe                                                $ 151,885       $ 135,943        $ 391,715       $ 376,195
       Distributed systems                                         55,769          47,675          143,976         123,079
                                                                ---------       ---------        ---------       ---------
          Total product revenue                                   207,654         183,618          535,691         499,274
    Professional services                                         122,881         134,567          377,365         427,676
                                                                ---------       ---------        ---------       ---------
Total revenues                                                  $ 330,535       $ 318,185        $ 913,056       $ 926,950
                                                                =========       =========        =========       =========

Operating expenses:
    Products                                                    $ 123,751       $ 132,042        $ 371,372       $ 374,893
    Professional services                                         105,734         123,767          337,518         399,814
    Administrative and general                                     48,321          50,245          148,735         158,074
                                                                ---------       ---------        ---------       ---------
Total operating expenses                                        $ 277,806       $ 306,054        $ 857,625       $ 932,781
                                                                =========       =========        =========       =========

Income (loss) from operations before other income:
    Products                                                    $  83,903       $  51,576        $ 164,319       $ 124,381
    Professional services                                          17,147          10,800           39,847          27,862
    Administrative and general                                    (48,321)        (50,245)        (148,735)       (158,074)
                                                                ---------       ---------        ---------       ---------
Income (loss) from operations
  before other income                                              52,729          12,131           55,431          (5,831)
    Other income                                                    5,191           4,988           13,675          14,735
                                                                ---------       ---------        ---------       ---------
Income before income taxes                                      $  57,920       $  17,119        $  69,106       $   8,904
                                                                =========       =========        =========       =========



Financial information regarding geographic operations is presented in the table below (in thousands):


                                                                     Three Months Ended                    Nine Months Ended
                                                                        December 31,                          December 31,
                                                                ----------------------------         -----------------------------
                                                                  2004               2003              2004                2003
                                                                ---------          ---------         ---------           ---------
Revenues:
    United States                                               $ 220,385          $ 216,393         $ 629,365           $ 654,839
    Europe and Africa                                              84,879             78,990           216,381             212,735
    Other international operations                                 25,271             22,802            67,310              59,376
                                                                ---------          ---------         ---------           ---------
Total revenues                                                  $ 330,535          $ 318,185         $ 913,056           $ 926,950
                                                                =========          =========         =========           =========


                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2004



NOTE 6 - RESTRUCTURING ACCRUAL

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

The following table summarizes the restructuring accrual as of March 31, 2004, and charges against the accrual during the first nine months of fiscal 2005 (in thousands):

                                                                Charges against           Charges against
                                            Balance at        the accrual during         the accrual during       Balance at
                                             March 31,       the six months ended        the quarter ended       December 31,
                                               2004           September 30, 2004         December 31, 2004           2004
                                            -----------      --------------------       -------------------      ------------
Employee termination benefits                $    107              $    38                    $    16              $     53
Facilities costs (primarily lease
  abandonments)                                13,488                1,455                        644                11,389
Legal, consulting and
  outplacement costs                               11                    1                          -                    10
                                             --------              -------                    -------              --------

Total restructuring accrual                  $ 13,606              $ 1,494                    $   660              $ 11,452
                                             ========              =======                    =======              ========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2004

NOTE 7 - INVESTMENTS IN PARTIALLY OWNED COMPANIES

At December 31, 2004, the Company held a 33.3% interest in CareTech Solutions, Inc. (CareTech) and a 49% interest in ForeSee Results, Inc. (ForeSee).

CareTech provides information technology outsourcing for healthcare organizations including data, voice, applications and data center operations. This investment is accounted for under the equity method including consideration of EITF 98-13, "Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of an Investee."

At December 31, 2004 and March 31, 2004, the Company's carrying value of its investments in and advances to CareTech was $23.0 million and $22.0 million, respectively. Included in the net investment at December 31, 2004 and March 31, 2004, are a note receivable with an adjusted basis of $14.0 million and $14.7 million, respectively, and accounts receivable due from CareTech of $9.0 million and $7.3 million, respectively. The note is payable in quarterly installments through January 2012 and bears interest at 5.25%. At December 31, 2004, CareTech was current with the terms of the note.

Since 1999, the Company has guaranteed lease obligations of CareTech up to $12.5 million. The Company has not recorded any liability related to these guarantees since it believes that CareTech will continue to meet its obligations. At December 31, 2004 and March 31, 2004, CareTech's outstanding lease obligations were approximately $6.2 million and $3.2 million, respectively.

CareTech's most significant customer is the Detroit Medical Center and Subsidiaries (DMC). The DMC has requested, and CareTech has agreed, to provide the DMC with extended payment terms up to 90 days. The Company therefore agreed to extend 90 day payment terms to CareTech. The Company considered the relevant factors including the financial situation of the DMC at December 31, 2004 (and at March 31, 2004) and concluded that no impairment charge or valuation allowance related to our investment in CareTech was warranted.

ForeSee was incorporated in October 2001 to provide online customer satisfaction management. This investment is also accounted for under the equity method including EITF 98-13.

At December 31, 2004 and March 31, 2004, the Company's carrying value of its investments in and advances to ForeSee was $3.1 million and $3.9 million, respectively. Included in the net investment at December 31, 2004 and March 31, 2004, are notes receivable from ForeSee with an adjusted basis of $2.9 million and $3.7 million, respectively. The ForeSee notes bear interest at the prime rate (5.25% at December 31, 2004) and are due between June 2007 and October 2009. The Company has agreed to provide $367,000 in additional loans to ForeSee, if needed, subject to approval by the ForeSee shareholders. During the second quarter of fiscal 2004, the carrying value of the Company's equity investment in ForeSee was reduced to zero. At that point, the Company began recording 100 percent of the losses sustained by ForeSee as a reduction to the Company's outstanding advances to ForeSee since the Company is uncertain whether the other shareholders are willing or able to sustain their share of the losses. The Company continues to monitor the financial situation of ForeSee on a regular basis and has concluded that no impairment reserve was warranted at December 31, 2004 (or at March 31, 2004).

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2004

NOTE 8 - CONTINGENCIES

On March 12, 2002, the Company filed suit in the United States District Court for the Eastern District of Michigan against International Business Machines Corporation ("IBM") alleging, among other things, infringement of our copyrights and misappropriation of our trade secrets with respect to our mainframe software tools, intentional interference with contractual relations with our employees and former employees, anti-trust law violations, tortious interference with our economic expectancy and various state law violations ("Case A"). In Case A, Compuware seeks injunctive relief and unspecified monetary damages, among other things, from IBM.

IBM filed a counterclaim alleging Compuware infringed on IBM's copyrights and violated six IBM patents. The Court bifurcated the patent counterclaims ("Case B") from the copyright claims (Case A) and fact discovery in Case B is proceeding. In Case B, the Compuware products accused of infringement are File-AID CS, Abend-AID, and Xpediter. No trial date has been set for Case B. We believe we have valid defenses to the counterclaims, and we currently intend to continue to vigorously defend against those claims. In Case A, on January 7, 2005, the Court granted Compuware's motion for summary judgment, thereby dismissing the IBM counterclaim that Compuware infringed IBM's copyrights. Trial in Case A is set to begin on February 15, 2005.

On January 15, 2004, IBM filed patent infringement claims against Compuware in the United States District Court for the Southern District of New York alleging infringement of seven IBM patents. The suit seeks injunctive relief and unspecified monetary damages. We believe we have valid defenses to the claims, and currently intend to vigorously defend against the lawsuit.

The Company is a party to a consolidated class action proceeding filed in the United States District Court for the Eastern District of Michigan. The suit was brought on behalf of purchasers of the Company's common stock from January 1, 1999 to April 3, 2002. The plaintiffs allege that the Company failed to disclose under the securities laws its problems with the misappropriation of its software source code by IBM. The plaintiffs further allege that the Company omitted and/or disseminated materially false and misleading statements concerning its deteriorating relationship with IBM. The plaintiffs request that the court award them monetary damages and expenses of litigation, including reasonable attorneys fees. The Company strongly disagrees with the allegations and currently intends to continue to vigorously defend against the lawsuit. On August 27, 2004, plaintiff moved to certify a class. In January 2005, the Court ruled in Compuware's favor by denying plaintiff's motion for class certification. To date, the Company has not engaged in any meaningful discovery. Due to the nature and status of this lawsuit and the uncertainties that exist, no estimate can be made of the possible impact of this lawsuit on the Company's results of operations at this time.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Compuware Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of December 31, 2004, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended December 31, 2004 and 2003 and of cash flows for the nine-month periods ended December 31, 2004 and 2003. These consolidated interim financial statements are the responsibility of the Company's management.

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


Detroit, Michigan
February 3, 2005

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

OVERVIEW

In this section, we discuss our results of operations on a segment basis for each of our financial reporting segments. We operate in two business segments in the technology industry: products and professional services. We evaluate segment performance based primarily on segment contribution before corporate expenses. References to years are to fiscal years ended March 31. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included elsewhere in this report and our annual report on Form 10-K for the fiscal year ended March 31, 2004, particularly "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

The following occurred during the third quarter of 2005:

- Released 4 mainframe and 9 distributed product updates designed to increase the productivity of the IT departments of our customers.

- Acquired the technology assets of DevStream Corporation, based in Colorado Springs, Colorado. The privately owned software company developed an advanced J2EE performance analysis product, which we recently introduced as Vantage Analyzer for J2EE.

- Achieved a products contribution margin of 40.4% in the third quarter of 2005 compared to 28.1% in the third quarter of 2004. The primary reason for the improved contribution margin was a $17.7 million increase in mainframe license revenue driven by our File-Aid and Abend-Aid product lines.

- Achieved a 17% increase compared to the third quarter of 2004 in distributed product revenue. Approximately 40% of the increase was a reflection of our continued focus on promoting our distributed products with the remainder attributable to the addition of IT Governance in the first quarter of 2005.

- Improved the professional services margin from 8.0% in the third quarter of 2004 to 14.0% in the third quarter of 2005 through improved utilization of professional services personnel and, to a lesser extent, a concerted effort to reduce low margin subcontractor arrangements.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:



                                                 Percentage of                              Percentage of
                                                 Total Revenues                             Total Revenues
                                             ---------------------                       --------------------
                                               Three Months Ended                         Nine Months Ended
                                                  December 31,            Period-            December 31,             Period-
                                             --------------------        to-Period       --------------------        to-Period
                                              2004          2003          Change         2004          2003           Change
                                             ------        ------         ------         -----         -----          ------
REVENUE:
  Software license fees                        30.0%         25.4%          22.7%          24.0%         21.1%           12.0%
  Maintenance fees                             32.8          32.3            5.6           34.7          32.8             4.3
  Professional services fees                   37.2          42.3           (8.7)          41.3          46.1           (11.8)
                                             ------        ------         ------         ------        ------         -------
     Total revenues                           100.0         100.0            3.9          100.0         100.0            (1.5)
                                             ------        ------         ------         ------        ------         -------

OPERATING EXPENSES:
  Cost of software license fees                 1.6           2.6          (34.8)           2.3           2.5            (8.7)
  Cost of professional services                32.0          38.9          (14.6)          37.0          43.1           (15.6)
  Technology development and support           10.3          13.1          (18.6)          12.7          13.4            (7.1)
  Sales and marketing                          25.6          25.8            2.8           25.7          24.5             3.2
  Administrative and general                   14.6          15.8           (3.8)          16.3          17.1            (5.9)
                                             ------        ------         ------         ------        ------         -------
     Total operating expenses                  84.1          96.2           (9.2)          94.0         100.6            (8.1)
                                             ------        ------         ------         ------        ------         -------
Income (loss) from operations                  15.9           3.8          334.7            6.0          (0.6)         1050.6
Other income                                    1.6           1.6            4.1            1.5           1.6            (7.2)
                                             ------        ------         ------         ------        ------         -------
Income before income taxes                     17.5           5.4          238.3            7.5           1.0           676.1
     Income tax provision (benefit)             4.9          (1.5)         444.6            2.1          (0.7)          376.2
                                             ------        ------         ------         ------        ------         -------
Net income                                     12.6%          6.9%          91.1%           5.4%          1.7%          212.7%
                                             ======        ======         ======         ======        ======         =======


SOFTWARE PRODUCTS

REVENUE

Our products are designed to support the complete application lifecycle: development and integration, quality assurance, production readiness, performance management and IT governance of the application to optimize performance in production. Product revenue, which consists of software license fees and maintenance fees, comprised 62.8% and 57.7% of total revenue during the third quarter of 2005 and 2004, respectively, and 58.7% and 53.9% of total revenue during the first nine months of 2005 and 2004, respectively.

Distributed software product revenue increased $8.1 million or 17.0% during the third quarter of 2005 to $55.8 million from $47.7 million during the third quarter of 2004 and increased $20.9 million or 17.0% during the first nine months of 2005 to $144.0 million from $123.1 million during the first nine months of 2004. The increased revenue during the third quarter and first nine months of 2005 was primarily due to an increase of $3.6 million and $9.2 million, respectively, in maintenance revenue related to our DevPartner and Vantage product lines and to the addition of $4.8 million and $10.4 million, respectively, related to IT Governance, which was acquired during the first quarter of 2005.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Mainframe software product revenue increased $16 million or 11.7% during the third quarter of 2005 to $151.9 million from $135.9 million during the third quarter of 2004 and increased $15.5 million or 4.1% during the first nine months of 2005 to $391.7 million from $376.2 million during the first nine months of 2004. The increased revenue during the third quarter and first nine months of 2005 was primarily due to an increase of $15.6 million and $19.0 million, respectively, in license revenue primarily related to our File-Aid and Abend-Aid product lines. Part of this increase was related to a large MIPS capacity license for approximately $10 million that occurred in the third quarter of 2005. The increased license revenue for the first nine months of 2005 was partially offset by a $3.7 million decrease in mainframe maintenance revenue.

License revenue increased $18.3 million or 22.7% during the third quarter of 2005 to $99.0 million from $80.7 million during the third quarter of 2004 and increased $23.4 million or 12.0% during the first nine months of 2005 to $218.8 million from $195.4 million during the first nine months of 2004. License revenue increased $3.4 million and $7.4 million, respectively, compared to the third quarter and first nine months of 2004 due to fluctuations in foreign currencies. Excluding the favorable effect of foreign currency fluctuations, license revenue increased 18.5% during the third quarter of 2005 and 8.2% during the first nine months of 2005. These increases were primarily related to File-Aid and Abend-Aid license revenue and to the addition of IT Governance as discussed above.

Maintenance fees increased $5.8 million or 5.6% to $108.7 million during the third quarter of 2005 from $102.9 million during the third quarter of 2004 and increased $13.0 million or 4.3% during the first nine months of 2005 to $316.9 million from $303.9 million during the first nine months of 2004. Maintenance fees increased $3.7 million and $10.1 million, respectively, compared to the third quarter and first nine months of 2004 due to fluctuations in foreign currencies. Excluding the favorable effect of foreign currency fluctuations, maintenance fees increased 2.0% during the third quarter of 2005 and 1.0% during the first nine months of 2005. These increases were primarily due to increases in distributed maintenance revenue and to the addition of IT Governance as discussed above.

Product revenue by geographic location is presented in the table below (in thousands):

                                             Three Months Ended                 Nine Months Ended
                                                December 31,                      December 31,
                                         --------------------------        --------------------------
                                            2004             2003             2004             2003
                                         ---------        ---------        ---------        ---------
United States                            $ 114,237        $  97,003        $ 298,803        $ 271,398
Europe and Africa                           69,367           64,961          173,610          171,078
Other international operations              24,050           21,654           63,278           56,798
                                         ----------       ----------       ----------       ---------
Total product revenue                    $ 207,654        $ 183,618        $ 535,691        $ 499,274
                                         ==========       ==========       ==========       =========


                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

PRODUCT CONTRIBUTION AND EXPENSES

Financial information for the product segment is as follows (in thousands):


                                               Three Months Ended                     Nine Months Ended
                                                  December 31,                           December 31,
                                         -----------------------------           ------------------------------
                                            2004                2003               2004                 2003
                                         ---------           ---------           ---------            ---------
Revenue                                  $ 207,654           $ 183,618           $ 535,691            $ 499,274
Expenses                                   123,751             132,042             371,372              374,893
                                         ---------           ---------           ---------            ---------
Product contribution                      $ 83,903            $ 51,576           $ 164,319            $ 124,381
                                         =========           =========           =========            =========




The product segment generated contribution margins of 40.4% and 28.1% during the third quarter of 2005 and 2004, respectively, and 30.7% and 24.9% during the first nine months of 2005 and 2004, respectively. Product expenses include cost of software license fees, technology development and support costs and sales and marketing expenses. These expenses are discussed below.

Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers and the cost of author royalties. As a percentage of software license fees, cost of software license fees were 5.5% and 10.3% in the third quarter of 2005 and 2004, respectively, and 9.7% and 11.9% in the first nine months of 2005 and 2004, respectively. The decreases in cost of software license fees for the third quarter and first nine months of 2005 were primarily attributable to a reduction in amortization expense related to capitalized software acquired as a result of the Programmart acquisition that became fully amortized in September 2004.

Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Also included here are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support technology initiatives. As a percentage of product revenue, costs of technology development and support were 16.3% and 22.7% in the third quarter of 2005 and 2004, respectively, and 21.6% and 24.9% during the first nine months of 2005 and 2004, respectively.

Capitalization of internally developed software products begins when the technological feasibility of the product is established. The decreases in technology development and support expense for the third quarter and first nine months of 2005 were primarily attributable to increased capitalization of development costs associated with new product releases that had reached technological feasibility ("capitalization phase"). Due to timing, a higher volume of projects were in the capitalization phase and a lower volume of projects were in the pre-capitalization phase during the third quarter of 2005 than historically experienced. As a result, we expect the capitalization rate to decline in the fourth quarter of 2005 as these products become generally available.

Before the capitalization of internally developed software products, total research and development expenditures for the third quarter of 2005 decreased $2.8 million, or 6.0%, to $42.6 million from $45.4 million in the third quarter of 2004, and for the first nine months of 2005 decreased $1.6 million, or 1.2%, to $132.0 million from $133.6 million in the first nine months of 2004.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Sales and marketing costs consist primarily of personnel related costs associated with product direct sales and sales support, marketing for all our offerings, and personnel costs associated with new sales initiatives. For the third quarter of 2005, sales and marketing costs increased $2.3 million, or 2.8%, to $84.4 million from $82.1 million in the third quarter of 2004 and for the first nine months of 2005 increased $7.3 million, or 3.2% to $234.5 million from $227.2 million in the first nine months of 2004. The increase in sales and marketing costs for the third quarter and first nine months of 2005 were primarily attributable to increases in salary costs resulting from annual salary increases and the unfavorable effect of foreign currency fluctuations. The sales and marketing costs for the first nine months of 2005 were also affected by an increase in marketing seminar costs related to the OJX seminar that was held at our Detroit world headquarters in September 2004. As a percentage of product revenue, sales and marketing costs were 40.7% and 44.7% in the third quarter of 2005 and 2004, respectively, and 43.8% and 45.5% in the first nine months of 2005 and 2004, respectively.


PROFESSIONAL SERVICES

REVENUE

We offer a broad range of IT services to help businesses make the most of their IT assets. Some of these services include outsourcing and co-sourcing, application management, product solutions, project management, enterprise resource planning and customer relationship management services, and our unique Compuware Application Reliability Solution, a comprehensive approach to application quality assurance. Revenue from professional services decreased $11.7 million or 8.7% during the third quarter of 2005 to $122.9 million compared to $134.6 million in the third quarter of 2004, and decreased $50.3 million or 11.8% during the first nine months of 2005 to $377.4 million from $427.7 million during the first nine months of 2004. The decrease in revenue for 2005 was primarily due to a reduction in subcontractor arrangements, along with a strategic move away from non-core professional services such as helpdesk, computer operations and non-technical project management. As we move forward, we are focusing on higher margin project development services and combined product and services solution arrangements.

Professional services revenue by geographic location is presented in the table below (in thousands):


                                                      Three Months Ended                    Nine Months Ended
                                                         December 31,                           December 31,
                                                -----------------------------           -----------------------------
                                                   2004               2003                2004                2003
                                                ---------           ---------           ---------           ---------
United States                                   $ 106,148           $ 119,390           $ 330,562           $ 383,441
Europe and Africa                                  15,512              14,029              42,771              41,657
Other international operations                      1,221               1,148               4,032               2,578
                                                ---------           ---------           ---------           ---------
Total professional services revenue             $ 122,881           $ 134,567           $ 377,365           $ 427,676
                                                =========           =========           =========           =========

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

PROFESSIONAL SERVICES CONTRIBUTION AND EXPENSES

Financial information for the professional services segment is as follows (in thousands):


                                                      Three Months Ended                         Nine Months Ended
                                                         December 31,                              December 31,
                                               ------------------------------            ------------------------------
                                                  2004                 2003                2004                  2003
                                               ---------            ---------            ---------            ---------
Revenue                                        $ 122,881            $ 134,567            $ 377,365            $ 427,676
Expenses                                         105,734              123,767              337,518              399,814
                                               ---------            ---------            ---------            ---------
Professional services contribution             $  17,147            $  10,800            $  39,847            $  27,862
                                               =========            =========            =========            =========




During the third quarter of 2005, the professional services segment generated a contribution margin of 14.0%, compared to 8.0% during the third quarter of 2004. The professional services contribution margin was 10.6% and 6.5% for the first nine months of 2005 and 2004, respectively. The increases are primarily due to improved utilization of professional services personnel and, to a lesser extent, a concerted effort to reduce low margin subcontractor projects.

Cost of professional services consists primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Cost of professional services decreased $18.1 million or 14.6% during the third quarter of 2005 to $105.7 million compared to $123.8 million in the third quarter of 2004 and decreased $62.3 million or 15.6% during the first nine months of 2005 to $337.5 million from $399.8 million during the first nine months of 2004. The decreases in costs for the third quarter and first nine months of 2005 were primarily attributable to lower compensation, benefit, bonus and travel costs of approximately $14.9 million and $56.5 million, respectively, and a decrease in subcontractor costs of approximately $3.1 million and $7.9 million, respectively. Compensation, benefit, bonus and travel costs were lower due to a reduction in average employee headcount from the first nine months of 2004 to the first nine months of 2005.


CORPORATE AND OTHER EXPENSES

Administrative and general expenses primarily consist of costs associated with the corporate executive, finance, human resources, administrative, legal and corporate communications departments. In addition, administrative and general costs include all facility-related costs, such as rent, maintenance, depreciation expense, utilities, etc., associated with worldwide sales and professional services offices. Administrative and general expenses decreased $1.9 million, or 3.8% during the third quarter of 2005 to $48.3 million from $50.2 million during the third quarter of 2004, and decreased $9.4 million or 5.9% during the first nine months of 2005 to $148.7 million from $158.1 million in the first nine months of 2004. The decrease in costs for the first nine months of 2005 was primarily attributable to a decline in external legal fees of approximately $12.3 million due to reduced legal costs associated with the IBM litigation, a decrease in losses from our joint ventures of $1.4 million and a decrease in cost due to a one-time lease impairment charge of $2.2 million which was recorded in the first quarter of 2004 for two leased buildings that were vacated when we relocated to our new headquarters building in Detroit, Michigan. The decrease in administrative and general expenses was partially offset by an increase in salaries and benefits of $4.0 million and an increase in depreciation expense of

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


$2.3 million related to the Detroit headquarters building that was placed in service during the second quarter of 2004.

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax provision was $16.2 million in the third quarter of 2005 and $19.4 million for the first nine months of 2005, which represents an effective tax rate of 28%. This compares to an income tax benefit of $4.7 million in the third quarter of 2004 and $7.0 million for the first nine months of 2004.

During the quarter ended December 31, 2003, we adjusted our reserves related to various tax matters. This adjustment resulted in an income tax benefit of $9.5 million relating primarily to favorable tax settlements with the U.S. Internal Revenue Service (IRS) and developments in other tax matters both in the US and other taxing jurisdictions. We recorded a net benefit of $4.7 million related to the completion of an IRS exam which challenged the deductibility of interest paid on Corporate Owned Life Insurance (COLI) policies. We entered into a Closing Agreement with the IRS on this matter in October 2003. All COLI policies have been cancelled. The balance of the adjustment related to revisions in estimates for reserves related to the U.S. Research and Experimentation tax credit, an audit of our Australian operations for fiscal years 1996 through 2001, and other reserves no longer deemed necessary.

Excluding the $9.5 million tax benefit, the effective tax rate for the quarter and for the nine months ended December 31, 2003 was 28%. The effective income tax rates for the quarter and for the nine months ended December 31, 2004 and 2003 are below the statutory rate due to the impact of certain tax benefits discussed in Note 12 of the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended March 31, 2004. Changes in net income or in the domestic/foreign composition of revenue may change the relative effect of these tax benefits and could result in a change to the effective income tax rate.


RESTRUCTURING ACCRUAL

In the fourth quarter of 2002, we adopted a restructuring plan to reorganize our operating divisions, primarily the professional services segment. These changes were designed to increase profitability by better aligning cost structures with current market conditions. See Note 6 to the Condensed Consolidated Financial Statements for changes in the restructuring accrual for the first nine months of 2005.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at December 31, 2004. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2004 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of that report. There have been no material changes to that information during the first nine months of 2005.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, cash and investments totaled approximately $736.8 million. During the first nine months of 2005 and 2004, cash flow from operations was $102.8 million and $125.3 million, respectively. The decrease was primarily due to lower collections on customer receivables resulting from the general decline in revenue and installment receivables during the past two years, partially offset in 2005 by tax refunds of approximately $22.3 million, a decrease in cash paid for salaries and benefits due to lower headcount, primarily within the professional services segment, and a decrease in cash paid to professional services subcontract vendors consistent with our move away from subcontract arrangements. During the first nine months of 2005 and 2004, capital expenditures including property and equipment and capitalized research and software development totaled $39.1 million and $65.2 million, respectively.

On May 2, 2003, we entered into a $100 million revolving credit facility that matured on July 29, 2004 (see Note 9 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended March 31, 2004 for a description of the facility). During the second quarter of 2005, the credit facility was extended through July 28, 2005 on the same terms. No borrowings have occurred under this facility since inception.

In July 2003, we entered into an option and purchase agreement for our vacated building in Farmington Hills, Michigan. The option agreement allowed the holder to commit to purchase the building for one year after the execution of this agreement. The option selling price of the building approximated the current net book value of $20 million for the building. This option expired in July 2004 and was not exercised by the holder. As of September 30, 2004, we implemented a plan to market and sell the building, and the building was classified as held for sale. We have also evaluated whether the value of the building was impaired and concluded that no impairment charge related to the building should be recorded at December 31, 2004.

On May 6, 2003, the Board of Directors authorized the repurchase of up to $125 million of our common stock. Our purchases of stock may occur on the open market, through negotiated or block transactions based upon market and business conditions. There were no purchases under this program during the third quarter of 2005. Approximately $124 million remains for future purchases under this program.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


As discussed in Note 7 to the Condensed Consolidated Financial Statements, we regularly review the financial condition of our partially owned companies, inclusive of considering the companies' relationships with their major customers, to determine that the recorded amounts in our financial statements are appropriate and the investments (inclusive of the debt obligations) are not impaired. CareTech Solutions, Inc.'s (Caretech) most significant customer is the Detroit Medical Center and Subsidiaries (DMC). The DMC has requested, and CareTech has agreed, to provide the DMC with extended payment terms up to 90 days. In turn, we have also agreed to extend 90 day payment terms to CareTech. After consideration of all relevant factors, we concluded that no impairment charge or valuation allowance related to our investment in CareTech should be recorded at December 31, 2004. At December 31, 2004, the carrying value of investments in and advances to Caretech was $23.0 million.

In May 2004, we acquired privately held Changepoint Corporation, a market-leading provider of IT Governance application software, for approximately $100 million in cash. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the acquisition date.

In October 2004, we acquired certain assets and liabilities of DevStream Corporation ("DevStream"), a privately owned software company, for $8 million in cash and estimated future payments of $1.9 million. The additional payments will be calculated based on a percentage of the revenue associated with the DevStream products during the first 27 months after the acquisition date. The acquisition was accounted for as a purchase, and accordingly, the assets and liabilities acquired were recorded at fair value as of the acquisition date.

We continue to evaluate business acquisition opportunities that fit our strategic plans.

We believe available cash resources, together with cash flow from operations, will be sufficient to meet cash needs for the foreseeable future.


CONTRACTUAL OBLIGATIONS

Our contractual obligations are described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended March 31, 2004. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business during the first nine months of 2005.

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


                         ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause the material information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There was no change in our internal controls over financial reporting during the quarter ended December 31, 2004 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


                          ITEM 1.  LEGAL PROCEEDINGS.

As disclosed in our Annual Report on Form 10-K for the fiscal year ending March 31, 2004 and in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2004 and September 30, 2004, on March 12, 2002, we filed suit in the United States District Court for the Eastern District of Michigan against International Business Machines Corporation ("IBM") alleging, among other things, infringement of our copyrights and misappropriation of our trade secrets with respect to our mainframe software tools, intentional interference with contractual relations with our employees and former employees, anti-trust law violations, tortious interference with our economic expectancy and various state law violations ("Case A"). IBM filed a counterclaim alleging Compuware infringed on IBM's copyrights and violated six IBM patents. The Court bifurcated the patent counterclaims ("Case B") from the copyright claims (Case A) and fact discovery in Case B is proceeding. In Case B, the Compuware products accused of infringement are File-AID CS, Abend-AID, and Xpediter. No trial date has been set for Case B. We believe we have valid defenses to the counterclaims, and we currently intend to continue to vigorously defend against those claims. In Case A, on January 7, 2005, the Court granted Compuware's motion for summary judgment, thereby dismissing the IBM counterclaim that Compuware infringed IBM's copyrights. Trial in Case A is set to commence on February 15, 2005. While we currently believe we ultimately will benefit from this litigation, the impact of this action on the Company's liquidity, financial position and results of operations are not determinable at the present time.

As disclosed in our Annual Report on Form 10-K for the fiscal year ending March 31, 2004, the Company is a party to a consolidated class action proceeding filed in the United States District Court for the Eastern District of Michigan titled In re Compuware Securities Litigation. The suit was brought on behalf of purchasers of the Company's common stock from January 1, 1999 to April 3, 2002. The defendants are the Company and Peter Karmanos, Jr. The plaintiffs allege that the Company omitted and/or disseminated materially false and misleading statements concerning its alleged deteriorating relationship with IBM. The plaintiffs request that the court award them monetary damages and expenses of litigation, including reasonable attorneys fees. The Company strongly disagrees with the allegations and is vigorously defending against the lawsuit. On August 27, 2004, plaintiffs moved to certify a class. In January 2005, the Court ruled in Compuware's favor by denying plaintiff's motion for class certification. To date, the Company has not engaged in any meaningful discovery. Due to the nature and status of this lawsuit and the uncertainties that exist, the impact of this action, if any, on the Company's liquidity, financial position and results of operations are not determinable at the present time.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

                                ITEM 6. EXHIBITS


               Exhibit
               Number      Description of Document

                2.5 Asset Purchase Agreement among Compuware Corporation, DevStream Corporation, Mario Ciabarro, Jaimie Ciabarro and Thomas Cross, dated as of October 1, 2004 (filed as an exhibit to the Company's Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference)

                15 Independent Registered Public Accounting Firm's Awareness Letter

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


                                             COMPUWARE CORPORATION


Date: February 3, 2005                       By:  /s/ Peter Karmanos, Jr.
                                                  -----------------------

                                                      Peter Karmanos, Jr.
                                                      Chief Executive Officer
                                                      (duly authorized officer)




Date: February 3, 2005                       By:  /s/ Laura L. Fournier
                                                  ----------------------

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