Form 10-K
period 2005-03-31
COMPUWARE CORP
filed 2005-06-09
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      (Mark One)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2005

                                       OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _______ to

                        Commission File Number: 000-20900

                              COMPUWARE CORPORATION
                  ------------------------------------------
             (Exact name of registrant as specified in its charter)

            MICHIGAN                                         38-2007430
--------------------------------                         -------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, was $1,645,029,944, based upon the closing sales price of the common stock on that date of $5.15 as reported on the NASDAQ Stock Market. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

There were 388,464,724 shares of $.01 par value common stock outstanding as of June 1, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 2005 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated by reference in Part III.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                                    FORM 10-K
                                TABLE OF CONTENTS

 Item
Number                                                                         Page
------                                                                         ----
                                     PART I

1.  Business                                                                     3

2.  Properties                                                                  14

3.  Legal Proceedings                                                           14

4.  Submission of Matters to a Vote of Security Holders                         15

                                     PART II

5.  Market for the Registrant's Common Equity, Related Stockholder
    Matters and Issuer Purchases of Equity Securities                           16

6.  Selected Consolidated Financial Data                                        17

7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                       18

7A. Quantitative and Qualitative Disclosure about Market Risk                   31

8.  Consolidated Financial Statements and Supplementary Data                    33

9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure                                                        61

9A. Controls and Procedures                                                     61

9B. Other Information                                                           63

                                    PART III

10. Directors and Executive Officers of the Registrant                          64

11. Executive Compensation                                                      64

12. Security Ownership of Certain Beneficial Owners and Management and
    Related Stockholder Matters                                                 64

13. Certain Relationships and Related Transactions                              64

14. Principal Accountant Fees and Services                                      64

                                     PART IV

15. Exhibits and Financial Statement Schedule                                   65

                                     PART I

ITEM 1. BUSINESS

We deliver value to businesses worldwide by providing software products and professional services that increase the productivity of information technology
(IT) departments. Originally founded as a professional services company, we in the late 1970's began to offer mainframe productivity tools for fault management and diagnosis, file and database management, and application debugging.

In the 1990's, IT moved toward distributed and web-based platforms. Our solutions portfolio grew in response, and we now market a comprehensive portfolio of IT solutions for both distributed and mainframe systems that help:

      - Develop, test and deploy industrial-strength enterprise applications.

      - Proactively manage the availability and performance of key applications and resolve problems before they impact the business.

      -     Govern, control and align the entire IT portfolio.

IT Governance was added to our solution portfolio in May 2004 with the acquisition of Changepoint Corporation (Changepoint). Changepoint offerings help IT organizations by providing critical insight into IT spending, operations and management, helping technology leaders align IT investments with business priorities.

Additionally, to be competitive in today's global economy, enterprises must securely share applications, information and business processes. We address this market need through our Covisint offerings, which help manage the supply chain through the integration of vital business information and processes between partners, customers and suppliers.

We were incorporated in Michigan in 1973. Our executive offices are located at One Campus Martius, Detroit, Michigan 48226-5099, and our telephone number is
(313) 227-7300.

We operate in two business segments in the software and technology services industries: products and professional services. See Note 13 of the Notes to Consolidated Financial Statements, included in Item 8 of this report.

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

OUR BUSINESS STRATEGY

Our business strategy is to provide a broad range of software and professional services offerings to the largest users of information technology in the world. Our enterprise IT solutions are focused on providing a real return on investment for our clients by increasing productivity, efficiency and visibility into their IT applications throughout the application life cycle. We support the most widely used technologies and platforms, including mainframe, distributed, Java, ..NET, Windows, UNIX, Linux, Oracle and SAP.

We offer software solutions and professional services in the four primary phases of the application life cycle: 1) Application development, in which software source code is created, integrated with existing applications and modified over time; 2) Quality assurance, in which application software is executed, debugged, tested and maintained in a series of repetitive, ongoing cycles to ensure it will function well once implemented; 3) Application service management, in which the performance and availability of operating systems, databases, servers, applications and networks is monitored and managed; and 4) IT governance, which provides IT executives with comprehensive capabilities to govern, control and align the entire IT portfolio across development and operations.

PRODUCTS

The following table sets forth, for the periods indicated, a breakdown of license and maintenance revenue by product line and the percentage of total revenues for each line (dollars in thousands):

                                                      YEAR ENDED MARCH 31,          PERCENTAGE OF TOTAL REVENUES
                                          -------------------------------------     ----------------------------
Product Revenue                             2005          2004          2003        2005        2004        2003
                                          ---------     ---------     ---------     ----        ----        ----
File-AID                                  $ 172,438     $ 169,063     $ 182,224     14.0%       13.4%       13.2%
Abend-AID                                   138,592       138,943       155,769     11.3        11.0        11.3
XPEDITER                                    108,762       113,647       110,880      8.8         9.0         8.1
QACenter Mainframe                           23,343        20,004        24,527      1.9         1.6         1.8
STROBE                                       83,608        85,653        80,080      6.8         6.8         5.8
                                          ---------     ---------     ---------     ----        ----        ----
    Total Mainframe Revenue                 526,743       527,310       553,480     42.8        41.8        40.2
                                          ---------     ---------     ---------     ----        ----        ----
UNIFACE and Optimal                          47,403        45,420        42,283      3.8         3.6         3.1
DevPartner                                   28,078        27,557        24,290      2.3         2.2         1.8
QACenter & File-AID/Client Server            42,688        39,141        34,691      3.5         3.1         2.5
Vantage                                      70,642        65,390        53,152      5.7         5.1         3.9
Changepoint                                  14,945                                  1.2
                                          ---------     ---------     ---------     ----        ----        ----
    Total Distributed Product Revenue       203,756       177,508       154,416     16.5        14.0        11.3
                                          ---------     ---------     ---------     ----        ----        ----
    Total Product Revenue                 $ 730,499     $ 704,818     $ 707,896     59.3%       55.8%       51.5%
                                          =========     =========     =========     ====        ====        ====

COMPUWARE SOFTWARE PRODUCTS AND THE APPLICATION LIFE CYCLE

Our software products enhance every step in the application life cycle, from application development and testing to performance management and overall IT governance, for mainframe, distributed and web-based platforms.

APPLICATION DEVELOPMENT -- Customers use our DevPartner, Optimal and Uniface products to achieve productivity gains by building applications faster and with higher quality.

QUALITY ASSURANCE -- QACenter and Xpediter tools and the Compuware Application Reliability Solution (CARS) automate the multiple, complex steps of thorough application testing.

APPLICATION SERVICE MANAGEMENT -- The Abend-AID, File-AID, Strobe and Vantage product lines are used to find and fix application, server and/or network performance problems before they affect end users.

IT GOVERNANCE -- Changepoint equips IT executives to manage the business of IT, with visibility into IT operations down to the level of individual performance.

MAINFRAME MARKET

We believe that our mainframe products will remain among the industry leaders. The market for mainframe products is well-defined, and the drive to extend legacy applications into distributed environments continues to underscore the need for reliable, high-volume servers.

We intend to remain focused on developing, marketing and supporting high-quality software tools, both to support traditional uses of the mainframe and to enhance the efforts of IT staff who are working to web-enable their legacy application portfolio. We believe that our longstanding customer relationships and brand equity in this arena will help us continue to improve the benefits our customers receive from our mainframe products. In addition, we continue to pursue product integration opportunities to increase the value that our customers obtain from the use of our products, to enhance the synergy among the functional groups working on key application projects and to make the entire process more streamlined, automated and repeatable.

MAINFRAME SOFTWARE PRODUCTS

Our mainframe products focus on improving the productivity of developers and analysts in analysis, unit testing, functional testing, performance testing, defect removal, fault management, file and data management and application service management in the OS/390 and z/OS series environments.

Our mainframe products are functionally rich, are focused on user needs and require minimal user training. We strive to ensure a common look and feel across our products and emphasize ease of use in all aspects of product design and functionality. Most products can be used immediately without modification of customer development practices and standards. These products can be quickly integrated into day-to-day testing, debugging and maintenance activities.

Our mainframe products are grouped into the following five product lines:

FILE-AID PRODUCTS

File-AID products provide a consistent, familiar and secure method for IT professionals to access, analyze, edit, compare, move and transform data across all strategic environments. File-AID is used to quickly resolve production data problems and manage ongoing changes to data and databases at any stage of the application life cycle, including building test data environments to provide the right data in the shortest time.

ABEND-AID PRODUCTS

Abend-AID products assist IT professionals to quickly diagnose and resolve application and system failures. The products automatically collect program and environmental information, analyze the information and present diagnostic and supporting data in a way that can be easily understood by all levels of IT staff. Automated failure notification helps speed problem resolution and reduce downtime.

XPEDITER PRODUCTS

Xpediter interactive debugging products help developers integrate enterprise applications, build new applications and web-enable legacy ones, satisfying corporate scalability, reliability and security requirements. Xpediter tools deliver powerful analysis and testing capabilities across multiple environments, helping developers test more accurately and reliably, in less time.

QACENTER MAINFRAME PRODUCTS

QACenter mainframe products deliver complete testing functionality for automating test creation and execution, test results analysis and documentation. The products simulate the on-line systems environment, allowing programmers to test applications under production conditions without requiring actual users at terminals. Their powerful functions and features enhance unit, concurrency, integration, migration, capacity and stress testing.

STROBE PRODUCTS

Our Strobe and iStrobe are Application Performance Management products that work together to help clients locate and eliminate sources of excessive resource demands during every phase of an application's life cycle. Strobe products measure the activity of z/OS-based online and batch applications, providing reports on where and how time is spent during execution. Strobe products support an extensive array of subsystems, databases and languages.

DISTRIBUTED SYSTEMS MARKET

In contrast to the mainframe market, the distributed systems market is characterized by multiple hardware, software and network configurations. Combined with the more recent push to web-enable applications, IT organizations find themselves under increasing pressure to rapidly create reliable, top-performing applications, despite an exponential increase in environment complexity. We believe our distributed and web products address these challenges and that we are well positioned to market distributed development, integration, quality assurance and application service management software to our target markets.

DISTRIBUTED SOFTWARE PRODUCTS

Our distributed products focus on improving the productivity of the entire development team, including architects, developers, testers and operations analysts. These products support requirements management, application development, unit and functional testing and application performance analysis. Our distributed products also help the development team in application profiling and rapid new application rollout, as well as in managing server and network application availability on multiple platforms including Microsoft Windows and Microsoft .NET, J2EE, AIX, Solaris and DC2000.

Our distributed systems software products are grouped into five product lines:
Uniface and Optimal, DevPartner, QACenter and File-AID/CS, Vantage, and Changepoint.

UNIFACE AND OPTIMAL PRODUCTS

Uniface, our distributed systems application development product, is designed to assist software developers in the creation, integration, deployment and maintenance of complex distributed applications. Uniface enables software developers to create applications that are not tied to any specific hardware platform, operating system, database management system or graphical user interface. Application objects are captured in a central repository, which permits their reuse in the development of technology-independent applications and allows for easier management and maintenance of applications. In addition, Uniface insulates application development and deployment from the individual technical components that comprise a computing environment. This helps to reduce development and maintenance costs and allows applications to be developed rapidly using existing, proven legacy code.

Uniface View is our business integration portal product. As a packaged, web-based portal application, Uniface View enables customers to quickly implement an integrating platform to help bring together the diverse array of custom-built and packaged applications and web services that many companies have assembled over a period of time. Uniface View brings these applications together in a single desktop portal with powerful integration and administrative functions, making it possible for a customer's IT department to effectively manage the "home-base" desktop of every employee in its organization.

Uniface Flow is our business process automation and business process modeling product that automates the execution of business tasks running within and across an organization. Uniface Flow helps solution architects model and automate business processes and tasks by aligning and connecting the process to the application environment for improved workflow execution. This creates a more efficient and effective organization that benefits from faster process-cycle times, improved time-to-market, greater cost effectiveness and better customer service through improved response times.

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

OptimalAdvisor is a package and code analysis tool that delivers insight and advice into the code structure and effectiveness of Java applications. This helps developers to better understand code problems and solutions, assess and monitor code quality, measure code properties and refactor code based on the design analysis.

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

DevPartner SecurityChecker is a security analysis tool that helps quickly scan, locate and fix security vulnerabilities in ASP.NET applications written in either C# or Visual Basic .NET.

DevPartner Fault Simulator uses error simulation to emulate real-world application error conditions, allowing developers and testers to proactively analyze and debug application error-handling code.

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

QACENTER DISTRIBUTED PRODUCTS

QACenter delivers a unique offering of automated testing products and solutions designed to validate applications running in the full spectrum of environments, isolate and correct problems and ensure that systems can handle anticipated load before applications go live. QACenter products suites include:

QACenter Enterprise Edition -- Compuware's automated functional testing and test management solution includes the following products:

      QARun and TestPartner -- Functional test automation tools that allow organizations to validate business-critical applications whether distributed, e-commerce (web/Java) or CRM/ERP.

      QADirector -- A test management solution for full life-cycle testing of distributed large-scale applications. QADirector provides the framework for managing the entire testing process, allowing users to measure and analyze risk and improve efficiency with test management and analysis that aligns quality assurance with business goals to maximize application quality.

      TrackRecord -- A defect management solution that serves as a central repository and communication hub for all development-related activities and test-related activities and data.

      Reconcile -- An enterprise-wide requirements management system. Reconcile provides a method for keeping planning, development and testing activities synchronized with the business goals for accurate assessment of project status.

      FileAID/Client Server -- A comprehensive test data management tool that provides repeatable and consistent testing by allowing QA teams to easily reuse test cases with different test data.

QACenter Performance Edition -- Our automated load testing and server and network performance monitoring solution pinpoints problems and optimizes system performance for distributed, ERP and e-commerce applications.

Compuware Application Reliability Solution (CARS) -- Combines our software products and professional services into a defined process used to instill discipline, automate processes and ensure consistency and repeatability throughout the testing life cycle. Results are reported to IT management through the application quality workbench.

VANTAGE PRODUCTS

Vantage products enable IT organizations to deliver application service by managing the performance of distributed applications from the end user's perspective. Response-time metrics are integrated with deep performance analytics, enabling IT organizations to proactively identify, resolve and prevent performance problems. Working together to monitor performance at the business, transaction and infrastructure level, Vantage products provide enterprise-wide application service management.

ClientVantage -- Provides a complete measure of end-user experience for all users, all the time, by tracking response times, resource usage, application faults and availability. Now with additional capability provided by our May 2005 acquisition of Adlex, a leader in agentless performance monitoring of extremely high-transaction web-based and enterprise applications, ClientVantage gives deep insight into application performance.

NetworkVantage -- Shows how users and applications consume critical shared network resources; provides the information necessary to troubleshoot problems related to unplanned use, unauthorized use, or poor configuration of the network; supports WAN bandwidth sizing decisions; and provides historical trending data for use in network growth management.

ServerVantage -- Via agent-based or agentless technology, monitors the availability and performance of applications, databases and servers, allowing administrators to centrally manage events across all application components -- web servers, firewalls, application servers, file systems, databases, middleware and operating systems.

VantageView -- Performance dashboard that provides an overall enterprise view of application performance and availability across the customer's infrastructure, as well as access to the underlying performance metrics.

Vantage Analyzer for J2EE -- Directs users straight to the source of J2EE performance problems, using visibility and detailed transaction analysis -- without draining production resources.

ApplicationVantage -- Pinpoints the source of poor performance and infrastructure problems to the client, server or network in production and pre-production environments, eliminating time-consuming guesswork. Predictive analysis features enable IT organizations to ensure that new and modified applications roll out successfully and provide crucial information for establishing and meeting service requirements.

Predictor -- Delivers WAN provisioning and growth management information to help IT organizations justify WAN and device upgrade expenditures and design network layout for enhanced performance before response delays occur.

CHANGEPOINT PRODUCTS

Changepoint provides Chief Information Officers ("CIOs") and IT managers with critical insight into IT spending, operations and management, helping them align IT investments with business priorities. Changepoint automates core IT business processes to reduce costs and increase efficiency and quality. Our IT governance offering is an IT business management solution that enables integrated management of all IT investments. It offers project, application and infrastructure portfolio management with visibility, so that organizations can select and prioritize the investments that best support business goals, even as business conditions and market requirements change.

Changepoint Professional Services Application (PSA) provides total visibility into the performance of an IT services organization from detailed analyses of the performance of engagements, projects and customers to higher level views of workgroups, the sales pipeline, engagements, project portfolios and financial projections. A configurable Management Portal enables the consolidation of business-critical information from Changepoint PSA, as well as other critical business systems.

PRODUCT MAINTENANCE AND CUSTOMER SUPPORT

We believe that effective support of our customers and products during both the trial period and for the license term is a substantial factor in product acceptance and subsequent new product sales. We believe our installed base is a significant asset and intend to continue to provide customer support and product upgrades to assure a continuing high level of customer satisfaction. In fiscal year 2005, we continued to experience a high customer maintenance renewal rate.

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

Licensees have the option of renewing their maintenance agreements each year for an annual fee based on the license or list price of the product. They also have the option of committing to maintenance for longer terms, generally up to five years, on a contractual basis. For fiscal years 2005, 2004 and 2003, maintenance fees represented approximately 34.5%, 32.3%, and 30.0%, respectively, of our total revenues.

TECHNOLOGY DEVELOPMENT AND SUPPORT

We have been successful in developing acquired products and technologies into marketable software for our distribution channels. We believe that our future growth lies in part in continuing to identify promising technologies from all potential sources, including independent software developers, customers, small startup companies and internal research and development.

Product development is performed primarily at our headquarters in Detroit, Michigan; and at our development labs in Amsterdam, The Netherlands; Toronto, Canada; Cambridge, Massachusetts; La Jolla, California; and Nashua, New Hampshire. In May 2005, we acquired Adlex, Incorporated with a development lab in Gdansk, Poland.

Total technology development and support costs were $172.7 million, $175.0 million and $154.7 million during fiscal 2005, 2004 and 2003, respectively, of which $19.3 million, $11.3 million and $11.4 million, respectively, were capitalized.

Our software products are distributed as object code on standard magnetic cartridges, diskettes and CDs, together with printed documentation. We also distribute product electronically. We purchase cartridges, diskettes, CDs and documentation printing from outside vendors.

PROFESSIONAL SERVICES

We offer a broad range of IT services for distributed systems and mainframe environments. Our offerings include technical staffing, application development, quality assurance, project management and application maintenance. We also offer professional services solutions that utilize Compuware's products for enhanced efficiency, quality and performance.

We believe that the demand for professional services will continue to be driven by the need to control costs, the significant level of resources necessary to support complex and rapidly changing hardware, software and communication technologies and the need for a larger technical staff for ongoing maintenance. Our business approach to professional services delivery emphasizes hiring experienced staff, ongoing training, high staff utilization and immediate, productive deployment of new personnel at client accounts.

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

APPLICATION SERVICES

Professional services includes our business-to-business applications and communication services, that are delivered via the Covisint Interoperability Platform. This platform provides our customers with a comprehensive solution for communicating real-time transactions and other vital information with their suppliers, partners and customers. We work with our customers and industry trade groups worldwide to define and implement effective common processes for sharing business processes within an industry. Once connected through the Covisint platform, customers are able to reduce costs, increase efficiency, enhance quality and improve time to market.

Covisint Communicate portal solutions enable a company's business partners to securely access the company's applications and vital information. Covisint Communicate serves as the framework for web-based communications with a business's extended enterprise. Individual users gain the synergistic advantage of a single Covisint I.D. and password that can be used to access an entire industry in a single consistent user interface.

Covisint Connect data messaging service provides a single connection for a company's computers to exchange data with the computers of its partners. The proprietary, underlying technology can handle both traditional EDI and newer XML communications in one environment. The single connection permits transfer of data to customers and suppliers in the format that makes the most sense for their company. This approach reduces the complexity of managing unique, multiple formats and connection types that are often required by customers to conduct business.

We are currently focused on expanding these services beyond the automotive market to include clients in healthcare, logistics, banking and government operations.

CUSTOMERS

Our products and professional services are used by the IT departments of a wide variety of commercial and government organizations.

Ford Motor Company accounted for approximately 12% of total revenue during fiscal 2003. This revenue was primarily associated with the professional services segment of the business. No other single customer accounted for greater than 10% of total revenue during fiscal 2005, 2004 or 2003, or greater than 10% of accounts receivable at March 31, 2005 and 2004.

SALES AND MARKETING

We market software products primarily through a direct sales force in the United States, Canada, Europe, Japan, Asia-Pacific, Brazil, Mexico and South Africa as well as through independent distributors giving us a presence in 60 countries. We market our professional services primarily through account managers located in offices throughout North America, Europe, Asia-Pacific and Brazil. Senior sales executives support branch marketing efforts by identifying new business opportunities and making joint sales calls. This marketing structure enables us to keep abreast of, and respond quickly to, the changing needs of our clients and to call on the actual users of our products and services on a regular basis.

COMPETITION

The markets for our software products are highly competitive and characterized by continual change and improvement in technology. We consider more than 40 firms to be directly competitive with one or more of our products. These competitors include BMC Software, Inc., Borland Software Corp., Computer Associates International, Inc., International Business Machines Corporation
(IBM), Mercury Interactive Corporation and Niku Corporation. Some of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. The principal competitive factors affecting the market for our software products include: responsiveness to customer needs, functionality, performance, reliability, ease of use, quality of customer support, vendor reputation and price.

The market for professional services is highly competitive, fragmented and characterized by low barriers to entry. Our principal competitors in professional services include Accenture Ltd., Computer Sciences Corporation, Electronic Data Systems Corporation, IBM Global Services, Analysts International Corporation, Keane, Inc., Infosys Technologies and numerous other regional and local firms in the markets in which we have professional services offices. Several of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. The principal competitive factors affecting the market for our professional services include responsiveness to customer needs, breadth and depth of technical skills offered, availability and productivity of personnel and the ability to demonstrate achievement of results and price.

We believe, based on our current market position, that we have competed effectively in the software products and professional services marketplaces. Nevertheless, a variety of external and internal events and circumstances could adversely affect our competitive capacity. Our ability to remain competitive will depend, to a great extent, upon our performance in product development and customer support, effective sales execution and our ability to acquire and integrate new technologies. To be successful in the future, we must respond promptly and effectively to the challenges of technological change and our competitors' innovations by continually enhancing our own product and services offerings.

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

In addition to trade secret protection, we seek to protect our software, documentation and other written materials under copyright law, which affords only limited protection. We also assert trademark rights in our product names. We have been granted 29 patents and have numerous patent applications pending for certain product technology and have plans to seek additional patents in the future. However, because the industry is characterized by rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current and future products or that any such assertion may not require us to enter into royalty arrangements which could require a partial payment to the third party upon sale of the product, or result in costly litigation.

EMPLOYEES

As of March 31, 2005, we employed 7,908 people worldwide, with 1,770 in products sales, sales support and marketing; 1,400 in technology development and support; 3,995 in professional services and 743 in other general and administrative functions. Only a small number of our international employees are represented by labor unions. We have experienced no work stoppages and believe that our relations with our employees are good. Our success will depend in part on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software developers, professional services staff and sales and marketing personnel.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our current executive officers, who serve at the discretion of our Board of Directors, are listed below:

Name                              Age       Position
----                              ---       --------
Peter Karmanos, Jr.               62        Chairman of the Board, Chief Executive Officer and
                                            President

Tommi A. White                    54        Chief Operating Officer

Henry A. Jallos                   56        Executive Vice President, Global Account Management

Laura L. Fournier                 52        Senior Vice President, Chief Financial Officer
                                            (Chief Accounting Officer) and Treasurer

Thomas M. Costello, Jr.           51        Senior Vice President, Human Resources, General
                                            Counsel and Secretary

Robert C. Paul                    42        Chief Executive Officer and President of the Covisint
                                            Division

Peter Karmanos, Jr., is a founder of the Company and has served as Chairman of the Board since November 1978, as Chief Executive Officer since July 1987 and as President from January 1992 through October 1994 and October 2003 to present.

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

Robert C. Paul has served as Chief Executive Officer and President of Covisint since its acquisition in March 2004. Mr. Paul had spent nearly three years at Covisint prior to the acquisition. Before joining Covisint, Mr. Paul spent one year as President of SYNAPZ, a division of Future Three Corporation, and nearly two years as President and Chief Operating Officer at Coherent Networks International.

SEGMENT INFORMATION, PAYMENT TERMS AND FOREIGN REVENUES

For a description of revenues and operating profit by segment for each of the last three fiscal years, see Note 13 of the Notes to Consolidated Financial Statements, included in Item 8 of this report. For a description of extended payment terms offered to some customers, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Software Products - Revenue. The Company's foreign operations are subject to risks related to foreign exchange rates. For a discussion of this risk, see Item 7A Quantitative and Qualitative Disclosure about Market Risk. For financial information regarding geographic operations, see Note 13 of the Notes to Consolidated Financial Statements, included in Item 8 of this report.

ITEM 2. PROPERTIES

Our executive offices, primary research and development lab, principal marketing department, primary professional services office, customer service and support teams are located in our corporate headquarters office building in Detroit, Michigan. We own the facility, which is approximately 1.1 million square feet, including approximately 60,000 square feet available for lease to third parties for retail and related amenities. In addition, we lease approximately 217,000 square feet of land on which the facility resides.

We also own a Farmington Hills, Michigan facility, which is approximately 225,000 square feet. As discussed in Note 4 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, this facility is classified in current assets as held for sale.

We lease approximately 93 professional services and sales offices in 29 countries, including six remote product research and development facilities.

ITEM 3. LEGAL PROCEEDINGS

On March 21, 2005, the Company entered into a definitive Settlement Agreement with International Business Machines Corporation ("IBM") to settle all of the outstanding litigation and related disputes among the parties in Michigan and New York, which includes the following cases: Compuware Corp. v. Int'l Bus. Mach. Corp., No. 02-70906 (E.D. Mich. filed March 12, 2002); Compuware Corp. v. Int'l Bus. Mach. Corp., No. 02-72752 (E.D. Mich. filed July 3, 2002); and Int'l Bus. Mach. Corp. v. Compuware Corp., No. 04-CV-000357 (CM)(LMS)(S.D.N.Y. filed January 15, 2004).

Pursuant to the terms of the Settlement Agreement:

      1) IBM will pay a minimum of $140 million over four years for licenses and maintenance of Compuware software products, and will offer to purchase a minimum of $260 million of Compuware services over four years;

      2) IBM and Compuware have entered into an irrevocable, perpetual patent cross-licensing agreement, covering patents related to both companies' businesses currently issued or to be issued on or prior to March 21, 2009; and

      3) The parties have agreed to dismiss all claims in the above litigation with prejudice and have granted mutual releases.

Further information regarding this Settlement Agreement is included in the Form 8-K filed by the Company with the United States Securities and Exchange Commission on March 22, 2005.

On January 21, 2003, the Company filed suit against Moody's Investors Services, Inc. ("Moody's") in the United States District Court in the Eastern District of Michigan alleging breach of contract, defamation, silent fraud, and violation of the Investment Advisors Act. The Company claims, among other things, that Moody's failed to deal fairly and did not operate in good faith when it lowered the Company's credit rating two full levels on August 13, 2002. The suit seeks $245,000 in compensatory damages (the total fees paid to Moody's during the course of the business relationship), punitive damages, the costs related to the litigation and reasonable attorney fees. On May 26, 2005, the Court dismissed Compuware's claims. The Company intends to appeal this ruling.

The Company is a party to a consolidated class action proceeding filed in the United States District Court for the Eastern District of Michigan. The original lawsuits were filed on September 20, 2002 and October 10, 2002 respectively. On May 1, 2003, the cases were consolidated. The matter is now titled In re Compuware Securities Litigation. The suit was brought on behalf of purchasers of the Company's common stock from January 1, 1999 to April 3, 2002. The defendants are the Company and Peter Karmanos, Jr. The plaintiff alleges that the Company failed to disclose under the securities laws its problems with the misappropriation of its software source code by IBM. The plaintiff further alleges that the Company omitted and/or disseminated materially false and misleading statements concerning its deteriorating relationship with IBM. The plaintiff requests that the court award them monetary damages and expenses of litigation, including reasonable attorneys fees. The Company strongly disagrees with the allegations and is vigorously defending against the lawsuit. On August 27, 2004, plaintiffs moved to certify a class. In January 2005, the Court ruled in the Company's favor by denying plaintiff's motion for class certification. The Company believes that the risk of loss resulting from these claims by the plaintiff is remote. The lawsuit is currently in the discovery phase.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Stock Market's National Market under the symbol CPWR. As of May 31, 2005, there were approximately 6,039 shareholders of record of our common stock. We have not paid any cash dividends on our common stock since fiscal 1986. Our revolving credit agreement contains a $1 billion minimum tangible net worth covenant that could limit our ability to pay dividends. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated, all as reported by NASDAQ.

FISCAL YEAR ENDED MARCH 31, 2005        HIGH          LOW
  Fourth quarter                       $ 7.60       $ 5.51
  Third quarter                          6.58         5.01
  Second quarter                         6.77         4.35
  First quarter                          8.95         6.37

FISCAL YEAR ENDED MARCH 31, 2004        HIGH          LOW
  Fourth quarter                       $ 8.65       $ 5.90
  Third quarter                          6.25         5.08
  Second quarter                         6.49         4.74
  First quarter                          6.52         3.30

The Company has several stock option plans pursuant to which it grants performance-based stock options to employees, officers, and directors, as well as an Employee Stock Ownership Plan (ESOP), an Employee Stock Purchase Plan, and a Replacement Stock Option Award Program. For more information about our equity compensation plans, see Note 15 of the Notes to Consolidated Financial Statements, included in Item 8 of this report.

The following table sets forth certain information with respect to our equity compensation plans at March 31, 2005 (shares in thousands):

                                                                                 Number of securities
                                 Number of securities                             remaining available
                                     to be issued           Weighted-average     for future issuance
                                   upon exercise of        exercise price of        under equity
                                  outstanding options     outstanding options     Compensation plans
                                 --------------------     -------------------    --------------------
Equity compensation plans
 approved by security holders           36,425                   $13.50                     8,365

Equity compensation plans not
 approved by security holders           25,725                   $ 8.68                    23,735

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

                                                                           YEAR ENDED MARCH 31,
                                                --------------------------------------------------------------------------
                                                    2005           2004            2003           2002             2001
                                                ------------   ------------    ------------   ------------    ------------
                                                             (In thousands, except earnings per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software license fees                         $    305,189   $    296,627    $    295,720   $    417,631    $    495,572
  Maintenance fees                                   425,310        408,191         412,176        433,751         456,534
  Professional services fees                         501,340        559,829         667,444        889,162       1,083,050
                                                ------------   ------------    ------------   ------------    ------------
     Total revenues                                1,231,839      1,264,647       1,375,340      1,740,544       2,035,156
                                                ------------   ------------    ------------   ------------    ------------
Operating expenses:
  Cost of software license fees                       27,293         31,579          30,740         34,102          37,885
  Cost of professional services                      444,996        513,621         611,644        840,149         973,854
  Technology development and support                 153,386        163,655         143,289        164,280         187,155
  Sales and marketing                                319,940        310,643         264,012        294,496         351,214
  Administrative and general (5)                     199,628        207,613         188,814        206,347         228,631
  Goodwill amortization and impairment                                                             426,344          42,092
  (1 and 2)
  Restructuring costs (2)                                                                           46,930
                                                ------------   ------------    ------------   ------------    ------------
     Total operating expenses                      1,145,243      1,227,111       1,238,499      2,012,648       1,820,831
                                                ------------   ------------    ------------   ------------    ------------
Income (loss) from operations                         86,596         37,536         136,841       (272,104)        214,325
Other income (expense) (5)                            19,629         18,481          19,374         21,257         (22,256)
                                                ------------   ------------    ------------   ------------    ------------
Income (loss) before income taxes                    106,225         56,017         156,215       (250,847)        192,069
  Income tax provision (benefit)                      29,743          6,185          53,113         (5,592)         72,986
                                                ------------   ------------    ------------   ------------    ------------
Net income (loss)                               $     76,482   $     49,832    $    103,102   $   (245,255)   $    119,083
                                                ============   ============    ============   ============    ============
Basic earnings (loss) per share (3)             $       0.20   $       0.13    $       0.27   $     (0.66)    $       0.33
Diluted earnings (loss) per share (3)                   0.20           0.13            0.27         (0.66)            0.32
Shares used in computing net income (loss)
per share:
Basic earnings computation                           386,701        382,630         377,028        371,786         365,192
Diluted earnings computation                         388,501        384,608         378,440        371,786         372,809

BALANCE SHEET DATA (AT PERIOD END):
Working capital (5)                             $    780,223   $    616,628    $    541,153   $    474,947    $    412,264
Total assets (5)                                   2,478,218      2,262,709       2,162,798      2,025,683       2,281,211
Long term debt                                             -              -               -              -         140,000
Total shareholders' equity (4)                     1,516,155      1,413,591       1,331,691      1,189,851       1,377,372

(1) Effective April 1, 2002, in accordance with SFAS No. 142, the goodwill balance is no longer being amortized. Instead it is tested at least annually for impairment. In fiscal 2002 and 2001, net income (loss) and earnings (loss) per share (diluted computation), exclusive of amortization of goodwill, would have been ($212.4 million) and (57 cents) and $153.9 million and 41 cents, respectively.

(2) Amortization and impairment of goodwill during 2002 included impairment charges of $342.9 million associated with restructuring, $35.2 million associated with a change in technology related to distributed products and $9.3 million associated with the transfer of the engineering business to an unrelated third party. Restructuring costs in 2002 represent costs incurred with the reorganization of the operating divisions during the fourth quarter. See Note 7 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, for more details on these charges.

(3) See Notes 1 and 11 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, for the basis of computing earnings per share.

(4)   No dividends were paid during the periods presented.

(5) Certain amounts in the fiscal 2004, 2003, 2002 and 2001 statement of operations and balance sheet data have been reclassified to conform to the fiscal 2005 presentation. Included in these reclassifications are income tax reserves totaling $33.3 million, $40.1 million, $31.7 million and $22.6 million at March 31, 2004, 2003, 2002 and 2001, respectively, that have been reclassified from long term deferred taxes to accrued expenses which thereby resulted in a corresponding increase in deferred tax assets. These reclassifications do not have any impact on net income and are immaterial to the financial statements overall.

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

- There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current and future products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation.

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

- The market for professional services is highly competitive, fragmented and characterized by low barriers to entry. Our principal competitors in professional services include but are not limited to Accenture Ltd., Computer Sciences Corporation, Electronic Data Systems Corporation, IBM Global Services, Analysts International Corporation, Keane, Inc., Infosys Technologies and numerous other regional and local firms in the markets in which we have professional services offices. Several of these competitors have substantially greater financial, marketing, recruiting and training resources than we do.

- Our success depends in part on our ability to develop or acquire product enhancements and new products that keep pace with continuing changes in technology and customer preferences.

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

- Historical seasonality in license revenue cannot be relied on as an indicator of future performance due to the current economic conditions affecting the IT industry and to the varying structure of customer arrangements and the associated revenue recognition requirements.

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

OVERVIEW

In this section, we discuss our results of operations on a segment basis for each of our financial reporting segments. We operate in two business segments in the technology industry: products and professional services. We evaluate segment performance based primarily on segment contribution before corporate expenses. References to years are to fiscal years ended March 31. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes included elsewhere in this report.

We provide software products and professional services designed to increase the productivity of the IT departments of businesses worldwide. In the early years of our company, we focused on offering professional services and mainframe products in the testing and implementation environment where we gained extensive experience and established long-term customer relationships. Over the past several years, we have expanded our products and professional services offerings to remain competitive in the IT market.

We focus on growing revenue and profit margins by enhancing and promoting our current product lines, expanding our product and service offerings through key acquisitions, developing strategic partnerships in order to provide clients with our product solutions and managing our costs.

The following occurred since the beginning of fiscal 2005:

      - Entered into a software, services and technology relationship with IBM and settled all outstanding litigation between the companies. According to the agreement, IBM will enter into license and maintenance arrangements for $140 million of our software over four years and offer to purchase $260 million of our services over four years.

      - Acquired Changepoint in May 2004. Changepoint offerings provide CIOs with insight and visibility into their people, projects, resources and applications, helping CIOs align IT investments with business priorities.

      - Acquired Adlex, Incorporated ("Adlex") in May 2005. Adlex has pioneered service delivery management technology that enables Internet Service Providers and enterprise customers to diagnose and then manage the quality of service that business-critical applications deliver to end-users. This technology complements the Compuware Vantage product line by providing extremely high-capacity, agentless end-user experience monitoring and deep insight into application performance.

      - Acquired the technology assets of DevStream Corporation ("Devstream"), based in Colorado Springs, Colorado. The privately owned software company developed an advanced J2EE performance analysis product, which we recently introduced as Vantage Analyzer for J2EE.

      - Released 13 mainframe and 37 distributed products, during fiscal 2005, designed to increase the productivity of the IT departments of our customers.

      - Achieved a products contribution margin of 31.5% in fiscal 2005 compared to 28.2% in fiscal 2004.

      - Achieved a distributed product revenue increase of 14.8% in fiscal 2005 compared to fiscal 2004. Approximately 43% of the increase was a reflection of our continued focus on promoting our distributed products with the remainder attributable to the Changepoint acquisition in the first quarter of 2005.

      - Improved the professional services margin to 11.2% in fiscal 2005 from 8.3% in fiscal 2004 through improved utilization of professional services personnel and, to a lesser extent, a concerted effort to reduce low margin subcontractor arrangements.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                                  Percentage of             Period-to-Period
                                                 Total Revenues                  Change
                                           ---------------------------      ---------------
                                                 Fiscal Year Ended
                                                    March 31,                2004      2003
                                           ---------------------------        to        to
                                           2005       2004        2003       2005      2004
                                           ----      -----       -----      -----      ----
REVENUE:
    Software license fees                  24.8%      23.5%       21.5%       2.9%      0.3%
    Maintenance fees                       34.5       32.3        30.0        4.2      (1.0)
    Professional services fees             40.7       44.2        48.5      (10.4)    (16.1)
                                          -----      -----       -----
       Total revenues                     100.0      100.0       100.0       (2.6)     (8.0)
                                          -----      -----       -----

OPERATING EXPENSES:
    Cost of software license fees           2.2        2.5         2.2      (13.6)      2.7
    Cost of professional services          36.1       40.6        44.5      (13.4)    (16.0)
    Technology development and support     12.5       12.9        10.4       (6.3)     14.2
    Sales and marketing                    26.0       24.6        19.2        3.0      17.7
    Administrative and general             16.2       16.4        13.7       (3.8)     10.0
                                          -----      -----       -----
       Total operating expenses            93.0       97.0        90.0       (6.7)     (0.9)
                                          -----      -----       -----
Income from operations                      7.0        3.0        10.0      130.7     (72.6)
Other income                                1.6        1.4         1.4        6.2      (4.6)
                                          -----      -----       -----
Income before income taxes                  8.6        4.4        11.4       89.6     (64.1)
    Income tax provision                    2.4        0.5         3.9      380.9     (88.4)
                                          -----      -----       -----
Net income                                  6.2%       3.9%        7.5%      53.5%    (51.7)%
                                          =====      =====       =====

SOFTWARE PRODUCTS

Revenue

Our products are designed to support the complete application lifecycle: development and integration, quality assurance, production readiness and performance management of the application to optimize performance in production. Our Changepoint application provides CIOs with oversight for spending, operations and management. Product revenue which consists of software license fees and maintenance fees, comprised 59.3%, 55.8% and 51.5% of total revenue during 2005, 2004 and 2003, respectively.

Distributed software product revenue increased $26.3 million or 14.8% during 2005 to $203.8 million from $177.5 million in 2004 and increased $23.1 million or 15.0% during 2004 from $154.4 million in 2003. The increased revenue during 2005 was primarily due to an increase of $13.2 million in maintenance revenue related to our DevPartner and Vantage product lines and to the addition of $14.9 million related to Changepoint, which was acquired during the first quarter of 2005. The increased revenue during 2004 was primarily due to an increase in license and maintenance revenue related to our Vantage product lines.

Mainframe software product revenue decreased $567,000 or 0.1% during 2005 to $526.7 million from $527.3 million in 2004 and decreased $26.2 million or 4.7% during 2004 from $553.5 million in 2003. The decreased revenue during 2004 was primarily due to a decrease in license and maintenance revenue related to our File-Aid and Abend-Aid product lines.

License revenue increased $8.6 million or 2.9% during 2005 to $305.2 million from $296.6 million in 2004 and increased $907,000 or 0.3% during 2004 from $295.7 million in 2003. License revenue increased $9.3 million compared to 2004 due to fluctuations in foreign currencies. Excluding the favorable effect of foreign currency fluctuations, license revenue decreased 0.2% during 2005. The decrease, net of currency fluctuations, was primarily due to a reduction in DevPartner license revenue offset by the addition of Changepoint as discussed above.

Maintenance fees increased $17.1 million or 4.2% to $425.3 million during 2005 from $408.2 million in 2004 and decreased $4.0 million or 1.0% during 2004 from $412.2 million in 2003. Maintenance fees increased $11.9 million compared to 2004 due to fluctuations in foreign currencies. Excluding the favorable effect of foreign currency fluctuations, maintenance fees increased 1.3% during 2005. The increased maintenance revenue in 2005 was primarily a result of revenue growth in our distributed product lines and to the addition of Changepoint as discussed above.

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

Product revenue by geographic location is presented in the table below (in thousands):

                                              Year Ended March 31,
                                    ---------------------------------------
                                       2005           2004           2003
                                    ---------      ---------      ---------
United States                       $ 399,690      $ 375,670      $ 409,441
Europe and Africa                     240,233        246,579        221,272
Other international operations         90,576         82,569         77,183
                                    ---------      ---------      ---------
Total product revenue               $ 730,499      $ 704,818      $ 707,896
                                    =========      =========      =========

PRODUCT CONTRIBUTION AND EXPENSES

Financial information for the product segment is as follows (in thousands):

                                           Year Ended March 31,
                             ------------------------------------------------
                                2005               2004                2003
                             ---------           ---------          ---------
Revenue                      $ 730,499           $ 704,818          $ 707,896
Expenses                       500,619             505,877            438,041
                             ---------           ---------          ---------
Product contribution         $ 229,880           $ 198,941          $ 269,855
                             =========           =========          =========

The product segment generated contribution margins of 31.5%, 28.2% and 38.1% during 2005, 2004 and 2003, respectively. Product expenses include cost of software license fees, technology development and support costs, and sales and marketing expenses. These factors are discussed below.

Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers and the cost of author royalties. As a percentage of software license fees, cost of software license fees were 8.9%, 10.6% and 10.4% in 2005, 2004 and 2003, respectively. The decrease in cost of software license fees for 2005 was primarily attributable to a reduction in amortization expense related to capitalized software acquired as a result of the Programart acquisition that became fully amortized in September 2004.

Technology development and support includes, primarily, the costs of programming personnel associated with product development and support excluding the amount of software development costs capitalized during the period. Also included here are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support technology initiatives. As a percentage of product revenue, costs of technology development and support were 21.0%, 23.2% and 20.2% in 2005, 2004 and 2003, respectively.

Capitalization of internally developed software products begins when technological feasibility of the product is established. Before the capitalization of internally developed software products, total technology development and support expenditures during 2005 decreased $2.3 million or 1.3%, to $172.7 million from $175.0 million in 2004 and increased $20.3 million or 13.1% during 2004 from $154.7 million in 2003.

The decrease in technology costs for 2005 was primarily attributable to lower compensation and benefit costs of approximately $2.2 million due to reductions in employee headcount in this area which occurred during the third and fourth quarters of 2005.

The increase in technology costs for 2004 was primarily attributable to higher compensation, benefit and bonus costs of approximately $23.1 million offset by a decrease in depreciation expense of approximately $2.6 million. Compensation, benefit and bonus costs were higher due to scheduled salary increases during 2004 and higher employee headcount in this area which increased by 5.9% to an average headcount of 1,529 people during 2004. Depreciation expense declined due to approximately $18 million of computer equipment becoming fully depreciated in the first and second quarters of 2004. A portion of the increase was offset by cost reduction strategies implemented in October 2003 that resulted in a reduction of technology development and support costs totaling $2.0 million during the third and fourth quarters of 2004.

Sales and marketing costs consist primarily of personnel related costs associated with product direct sales and sales support, marketing for all our offerings, and personnel costs associated with new sales initiatives. Sales and marketing costs increased $9.3 million or 3.0%, during 2005 to $319.9 million from $310.6 million in 2004 and increased $46.6 million or 17.7% during 2004 from $264.0 million in

2003. As a percentage of product revenue, sales and marketing costs were 43.8%, 44.1% and 37.3% in 2005, 2004 and 2003, respectively.

The increase in sales and marketing costs for 2005 was primarily attributable to higher compensation and benefit costs and an increase in marketing seminar costs related to the OJX seminar that was held at our Detroit world headquarters in September 2004 to promote our OptimalJ product line. Compensation and benefit costs were higher due to scheduled salary increases during 2005 and the negative effect of foreign currency fluctuations on these costs as the U.S. dollar continued to weaken throughout 2005. Approximately 50% of total sales and marketing compensation and benefits were attributable to our foreign operations.

The increase in sales and marketing costs for 2004 was primarily attributable to higher salary and benefit costs of approximately $27.1 million, increased commission and bonus costs of approximately $12.5 million and higher advertising costs of approximately $5.8 million. Compensation, benefit, commission and bonus costs were higher due to salary increases during 2004, higher employee headcount in this area which increased by 4.6% to an average headcount of 1,852 people during 2004 and the negative effect of foreign currency fluctuations on these costs as the U.S. dollar continued to weaken throughout 2004. Approximately 50% of total sales and marketing compensation, benefit, commission and bonus costs were attributable to our foreign operations. The change in advertising costs was a result of increases in the promotion of our products in the distributed software marketplace during 2004. In late October 2003, we implemented cost reduction strategies that resulted in a reduction of sales and marketing costs totaling $1.9 million during the third and fourth quarters of 2004.

In April 2005, the Company realigned the sales organization and eliminated a layer of management with the intention of improving communication channels in deal strategy, execution, forecasting and closing. The realignment will reduce headcount and is expected to lower salaries and benefits by approximately $12 million during 2006, offset by severance and other implementation costs associated with the realignment totaling approximately $5 million during the first two quarters of 2006.

PROFESSIONAL SERVICES

REVENUE

We offer a broad range of IT services to help businesses make the most of their IT assets. Some of these services include outsourcing and co-sourcing, application management, product solutions, project management, enterprise resource planning and customer relationship management services, and our unique Compuware Application Reliability Solution, a comprehensive approach to application quality assurance. Revenue from professional services decreased $58.5 million or 10.4% during 2005 to $501.3 million from $559.8 million in 2004 and decreased $107.6 million or 16.1% during 2004 from $667.4 million in 2003.

The decrease in revenue for 2005 and 2004 was primarily due to a reduction in demand for professional services as customers continue to postpone large projects, continued downward pressure on our billing rates due to the highly competitive nature of the professional services market and a reduction in subcontractor arrangements, along with a strategic move away from non-core professional services such as helpdesk, computer operations and non-technical project management. As we move forward, we are focusing on higher margin project development services and combined product and services solution arrangements.

Professional services revenue by geographic location is presented in the table below (in thousands):

                                                Year Ended March 31,
                                        -------------------------------------
                                           2005         2004           2003
                                        ---------     ---------     ---------
United States                           $ 436,730     $ 499,670     $ 599,913
Europe and Africa                          59,383        56,749        64,816
Other international operations              5,227         3,410         2,715
                                        ---------     ---------     ---------
Total professional services revenue     $ 501,340     $ 559,829     $ 667,444
                                        =========     =========     =========

Professional Services Contribution and Expenses

Financial information for the professional services segment is as follows (in thousands):

                                                Year Ended March 31,
                                       -------------------------------------
                                          2005          2004          2003
                                       ---------     ---------     ---------
Revenue                                $ 501,340     $ 559,829     $ 667,444
Expenses                                 444,996       513,621       611,644
                                       ---------     ---------     ---------
Professional services contribution     $  56,344     $  46,208     $  55,800
                                       =========     =========     =========

During 2005, the professional services segment generated a contribution margin of 11.2%, compared to 8.3% and 8.4% during 2004 and 2003, respectively. The increase from 2004 to 2005 was primarily due to improved utilization of professional services personnel and, to a lesser extent, a concerted effort to reduce low margin subcontractor projects.

Cost of professional services consists primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Cost of professional services decreased $68.6 million or 13.4%, during 2005 to $445.0 million from $513.6 million in 2004 and decreased $98.0 million or 16.0% during 2004 from $611.6 million in 2003.

The decrease in cost of professional services for 2005 was primarily attributable to lower compensation, benefit, bonus and travel costs of approximately $56.1 million and a decrease in subcontractor costs of approximately $11.4 million. Compensation, benefit, bonus and travel costs were lower due to an 18.7% reduction in average employee headcount in this area to 4,029 people during 2005.

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

CORPORATE AND OTHER EXPENSES

Administrative and general expenses consist primarily of costs associated with the corporate executive, finance, human resources, administrative, legal and corporate communications departments. In addition, administrative and general expenses include all facility-related costs, such as rent, building depreciation, maintenance, utilities, etc., associated with all of our locations. Administrative and general expenses decreased $8.0 million or 3.8%, during 2005 to $199.6 million from $207.6 million in 2004 and increased $18.8 million or 10.0% during 2004 from $188.8 million in 2003.

The decrease in administrative and general expenses for 2005 was primarily attributable to a decrease in legal fees of approximately $15.9 million due to reduced legal costs associated with the IBM litigation offset by an increase in charitable contributions of $3.1 million, increase in compensation and benefits of $2.2 million due to scheduled salary increases and higher depreciation expense associated with the Detroit headquarters building of approximately $2.1 million.

The increase in administrative and general expenses for 2004 was primarily attributable to an increase in legal fees of approximately $10.4 million and higher depreciation expense associated with the Detroit headquarters building of approximately $5.6 million. In late October 2003, we implemented cost reduction strategies that resulted in a reduction to administrative and general costs totaling $1.7 million during the third and fourth quarters of 2004.

External legal fees for all litigation, including IBM and other matters were $29.1 million, $45.0 million and $34.6 million in 2005, 2004 and 2003.
Litigation expense was impacted significantly over the last three fiscal years by the IBM litigation. In March 2005, we entered into a software, services and technology relationship with IBM and settled all outstanding litigation between the companies. With the settlement of the IBM litigation, we anticipate that legal costs should decline significantly in 2006 compared to the last three fiscal years, barring any unforeseen litigation claims against us.

Other income consists primarily of interest earnings on deferred customer receivables, interest income realized from investments and income/losses generated from our investments in partially owned companies. Other income for 2005 was $19.6 million compared to $18.5 million in 2004 and $19.4 million in 2003.

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax provision was $29.7 million, $6.2 million and $53.1 million, respectively, in 2005, 2004 and 2003 which represents an effective tax rate of 28%, 11% and 34%, respectively.

During the quarter ended December 31, 2003, we adjusted our reserves related to various tax matters. This adjustment resulted in an income tax benefit of $9.5 million relating primarily to favorable tax settlements with the U.S. Internal Revenue Service (IRS) and developments in other tax matters both in the U.S. and other taxing jurisdictions. We recorded a net benefit of $4.7 million related to the completion of an IRS exam which challenged the deductibility of interest paid on Corporate Owned Life Insurance (COLI) policies. We entered into a Closing Agreement with the IRS on this matter in October 2003. All COLI policies have been cancelled. The balance of the adjustment related to revisions in estimates for reserves related to the U.S. Research and Experimentation tax credit, an audit of our Australian operations for fiscal years 1996 through 2001, and other income tax reserves no longer deemed necessary. Excluding the $9.5 million tax benefit, the effective tax rate for 2004 was 28%.

The effective income tax rates for 2005 and 2004 are below the statutory rate due to the impact of certain tax benefits discussed in Note 12 of the Notes to Consolidated Financial Statements, included in Item 8 of this report. We expect changes in pre-tax net income and in the domestic/foreign composition of revenue to change the relative effect of these tax benefits and to result in an increase in the effective income tax rate for fiscal 2006.

The decrease in the effective tax rate from 2003 to 2004, excluding the $9.5 million income tax benefit, is primarily due to the higher percentage impact of certain tax benefit items as a result of the decline in income.

RESTRUCTURING CHARGE

In the fourth quarter of 2002, we adopted a restructuring plan to reorganize our operating divisions, primarily the professional services segment. These changes were designed to increase profitability by better aligning cost structures with current market conditions. See Note 7 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, for changes in the restructuring accrual for 2003, 2004 and 2005.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 1 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, contains a summary of our significant accounting policies.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on facts and circumstances existing at March 31, 2005. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain.

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

Perpetual license fee revenue is recognized using the residual method, under which the fair value, based on vendor specific objective evidence (VSOE) of all undelivered elements of the agreement (e.g. maintenance and professional services) is deferred. VSOE is based on rates charged for maintenance and professional services when sold separately. Based on market conditions, we periodically change pricing methodologies for license, maintenance and professional services. Changes in rates charged for stand alone maintenance and professional services could have an impact on how bundled revenue agreements are characterized as license, maintenance or professional services and therefore, on the timing of revenue recognition in the future. Pricing modifications made during the years covered by this report have not had a significant impact on the timing or characterization of revenue recognized.

We have an increasing need for flexibility in licensing rights and offerings to our customers. As our contractual arrangements evolve to meet the needs of our customers, an increasing percentage of our license arrangements must be recognized over the terms of the arrangement. While this ratable recognition has no impact on our results over time, it may change the timing of forecasted revenue and impact quarterly results.

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

Based on our interpretation of U.S. GAAP including Statement of Position 97-2 "Software Revenue Recognition" and 98-9 "Modifications of SOP 97-2, "Software Revenue Recognition," With Respect to Certain Transactions", Securities and Exchange Commission Staff Accounting Bulletin 104 and Emerging Issues Task Force Issue 00-21 "Revenue Arrangements with Multiple Deliverables", we believe our revenue has been properly reported. New interpretations or pronouncements related to software revenue recognition policies could result in changes to our method of revenue recognition in the future.

Allowance for Doubtful Accounts - The collectibility of accounts receivable is regularly evaluated and we believe our allowance for doubtful accounts is appropriate for our accounts receivable balances. In evaluating the allowance, we consider historical loss experience, including the need to adjust for current conditions, and the aging of outstanding receivables. Larger accounts are reviewed on a detail basis, giving consideration to collection experience and any information on the financial viability of the customer. The allowance is reviewed and adjusted each quarter based on the best information available at the time. Unforeseen events which negatively affect the ability of our customers to meet their payment obligations would negatively impact our ability to collect outstanding amounts due from customers and may cause a material impact on our financial position and results of operations due to a change in the assumptions and judgment on which we base this estimate.

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

Investments in Partially Owned Companies - As discussed in Note 5 of the Notes of Consolidated Financial Statements, included in Item 8 of this report, we have minority investments in and advances to certain privately held companies for strategic purposes. At March 31, 2005, the net carrying value of our investments and advances to these entities totaled $21.5 million. Additionally, we have guaranteed outstanding lease obligations of $5.4 million at March 31, 2005. We regularly evaluate the financial condition of these partially owned companies to assess potential impairment in the carrying value of our investments in and advances to these entities. We consider their current financial situation, including their ability to meet current cash requirements, expected future cash flows and any other information known to us in determining whether an impairment charge is appropriate. Unknown factors or unforeseen events that impair their ability to pay their obligations or to operate profitably could have an impact on our ability to recoup our investments in and outstanding advances to these companies and could require us to expense all or a portion of the outstanding investments and advances in that period.

Deferred Tax Assets Valuation Allowance and Tax Liabilities - We estimate income taxes in each of the jurisdictions in which we operate, net deferred tax assets based on expected future taxable benefits in such jurisdictions and our valuation allowance for deferred tax assets. For additional information regarding these estimates see Note 12 of the Notes to Consolidated Financial Statements, included in Item 8 of this report. Changes in estimates of projected future operating results or in assumptions regarding our ability to generate future taxable income during the periods in which temporary differences are deductible could result in significant changes to these accruals and, therefore, to our net income.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, cash and cash equivalents and investments totaled approximately $866.6 million. During 2005 and 2004, cash flow from operations was $242.3 million and $258.1 million, respectively. During these periods, capital expenditures for the Detroit Headquarters facility totaled $10.7 million and $65.2 million, respectively, and capital expenditures for other property and equipment and capitalized research and software development totaled $37.3 million and $20.7 million, respectively.

We hold a $100 million revolving credit facility maturing on July 28, 2005. See
Note 9 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, for a description of the facility. No borrowings have occurred under this facility.

During fiscal 2005, we implemented a plan to market and sell the former headquarters building in Farmington Hills, Michigan. The building is classified in current assets as held for sale. We evaluated whether the current carrying value of the building was impaired and, based on an independent appraisal of the building, concluded that no impairment charge should be recorded at March 31, 2005.

On May 6, 2003, the Board of Directors authorized the repurchase of up to $125 million of our common stock. Our purchases of stock may occur on the open market, through negotiated or block transactions based upon market and business conditions. There were no purchases under this program during 2005. Approximately $124 million remains for future purchases under this program.

In May 2005, the Company acquired privately held Adlex, Incorporated, a technology development company, for approximately $36 million in cash. The acquisition will be accounted for as a purchase and, accordingly, assets and liabilities acquired will be recorded at fair value as of the acquisition date.

During fiscal 2005, we acquired Changepoint and Devstream for approximately $108 million and estimated future payments of $1.9 million. During fiscal 2004, we acquired certain assets of Covisint LLC for approximately $8.6 million in cash and liabilities assumed. For more information about these acquisitions, see Note 2 of the Notes to Consolidated Financial Statements, included in Item 8 of this report.

We continue to evaluate business acquisition opportunities that fit our strategic plans.

We believe available cash resources, together with cash flow from operations, will be sufficient to meet cash needs for the foreseeable future.

Contractual Obligations

The following table summarizes our payments under contractual obligations and our other commercial commitments as of March 31, 2005 (in thousands):

                                                 Payment Due by Period as of March 31,
                            ------------------------------------------------------------------------------
                                                                                                 2011 and
                              Total       2006       2007       2008       2009       2010      Thereafter
                            --------    -------    -------    -------    -------    -------     ----------
Contractual obligations:
    Operating leases        $347,240    $34,038    $27,108    $23,138    $20,077    $11,572     $ 231,307
    Other (1)                  9,175      7,575        200        200        200        200           800
                            --------    -------    -------    -------    -------    -------     ---------
    Total                   $356,415    $41,613    $27,308    $23,338    $20,277    $11,772     $ 232,107
                            ========    =======    =======    =======    =======    =======     =========

(1) - Other includes $7.3 million of commitments to various Detroit area charities and a $1.9 million advertising agreement.

Off-Balance Sheet Arrangements

As discussed in Note 5 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, we have guaranteed lease obligations of CareTech of up to $12.5 million. We have not recorded any liability related to these guarantees since we believe that CareTech will continue to meet its obligations. At March 31, 2005, CareTech's outstanding lease obligations were approximately $5.4 million.

We currently do not have any non-consolidated special purpose entity arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. We believe that we take the necessary steps to appropriately reduce the potential impact of interest rate and foreign exchange exposures on our financial position and operating performance. We do not use derivative financial instruments or forward foreign exchange contracts for investment, speculative or trading purposes. Immediate changes in interest rates and foreign currency rates discussed in the following paragraphs are hypothetical rate scenarios used to calibrate risk and do not currently represent management's view of future market developments. A discussion of our accounting policies for derivative instruments is included in Note 1 of the Notes to Consolidated Financial Statements, included in Item 8 of this report.

INTEREST RATE RISK

Exposure to market risk for changes in interest rates relates primarily to our cash investments and installment receivables. Derivative financial instruments are not a part of our investment strategy. Investments are placed with high quality issuers to preserve invested funds by limiting default and market risk. In addition, marketable debt securities and long term debt investments are classified as held-to-maturity or as available-for-sale which does not expose the consolidated statements of operations to fluctuations in interest rates.

The table below provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates (in thousands, except interest rate):

                                                    Year Ended March 31,                        Fair Value at
                                             -------------------------------
                                               2006          2007       2008        Total       March 31, 2005
                                             --------      -------      ----      --------      --------------
Cash Equivalents                             $497,687                             $497,687         $497,687
  Average Interest Rate                          2.35%                                2.35%

Investments                                  $299,715      $69,169                $368,884         $367,277
  Average Interest Rate                          1.89%        2.06%                   1.92%
  Average Interest Rate (tax equivalent)         2.46%        2.84%                   2.53%

We offer financing arrangements with installment payment terms in connection with our multi-year software sales. Installment accounts are generally receivable over a two to five year period. As of March 31, 2005, non-current accounts receivable amounted to $248.7 million, and are due approximately $144.6 million, $69.2 million, $27.2 million, $7.1 million and $573,000 in each of the years ending March 31, 2007 through 2011, respectively. The fair value of non-current accounts receivable is estimated by discounting the future cash flows using the current rate at which the company would finance a similar transaction. At March 31, 2005, the fair value of such receivables is approximately $246.5 million. Each 25 basis point increase in interest rates would have an associated $450,000 and $600,000 negative impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2005 and 2004, respectively. A change in interest rates will have no impact on cash flows or net income associated with non-current accounts receivable.

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

The table below provides information about our foreign exchange forward contracts at March 31, 2005. The table presents the value of the contracts in U.S. dollars at the contract maturity date and the fair value of the contracts at March 31, 2005 (in thousands, except contract rates):

                           Contract      Maturity                   Forward             Fair
                            date in       date in     Contract     Position in         Value at
                             2005          2005         Rate       U.S. Dollars     March 31, 2005
                           --------      --------     --------     ------------     --------------
Forward Sales
     Pounds Sterling       March 31      April 30       0.5320       $  6,109          $ 6,145

Forward Purchases
     Danish Krone          March 31      April 30       5.7597            434              435
     Euro Dollar           March 31      April 30       0.7705         15,536           15,515
     Hong Kong Dollar      March 31      April 30       7.7901          5,584            5,577
     Japanese Yen          March 31      April 30     106.5080          2,019            2,006
     Singapore Dollar      March 31      April 30       1.6475            971              969
                                                                     --------          -------
                                                                     $ 24,544          $24,502
                                                                     ========          =======

Approximately 30% of our revenue is derived from foreign sources. This exposes us to exchange rate risks on foreign currencies related to the fair value of foreign assets and liabilities, net income and cash flows.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Compuware Corporation:

We have audited the accompanying consolidated balance sheets of Compuware Corporation and subsidiaries (the "Company") as of March 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2005. Our audits also included the financial statement schedule listed in the Index at
Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 7, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Detroit, Michigan
June 7, 2005

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2005 AND 2004
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                         NOTES           2005            2004
                                                         -----        ----------      ----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                          $  497,687      $  454,916
   Investments                                             3             299,715         149,654
   Accounts receivable, less allowance for doubtful
     accounts of $18,084 and $22,565                                     448,611         452,057
   Deferred tax asset, net                                12              35,726          32,460
   Income taxes refundable, net                                           32,609          33,946
   Prepaid expenses and other current assets                              24,369          19,976
   Building - held for sale                                4              19,702
                                                                      ----------      ----------

                  Total current assets                                 1,358,419       1,143,009
                                                                      ----------      ----------

INVESTMENTS                                                3              69,169         162,484
                                                                      ----------      ----------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                           4             418,241         444,401
                                                                      ----------      ----------

CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION OF $215,869 AND $193,491                   8              54,043          45,489
                                                                      ----------      ----------

OTHER:
   Accounts receivable                                                   248,686         198,742
   Goodwill                                               2,8            293,391         213,359
   Deferred tax asset, net                                12               1,804          28,628
   Other assets                                           5,8             34,465          26,597
                                                                      ----------      ----------
                  Total other assets                                     578,346         467,326
                                                                      ----------      ----------
TOTAL ASSETS                                                          $2,478,218      $2,262,709
                                                                      ==========      ==========


                                                         Notes           2005            2004
                                                         -----        ----------      ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                   $   36,439      $   35,298
   Accrued expenses                                         7            102,275         115,786
   Income tax reserve                                      12             27,646          33,317
   Accrued bonuses and commissions                                        38,679          39,176
   Deferred revenue                                                      373,157         302,804
                                                                      ----------      ----------

                  Total current liabilities                              578,196         526,381
                                                                      ----------      ----------
DEFERRED REVENUE                                                         364,270         300,664

ACCRUED EXPENSES                                            7             19,597          22,073
                                                                      ----------      ----------

                  Total liabilities                                      962,063         849,118
                                                                      ----------      ----------
COMMITMENTS AND CONTINGENCIES                              14

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value -  authorized
     5,000,000 shares                                      10
   Common stock, $.01 par value - authorized
     1,600,000,000 shares; issued and outstanding
     388,403,454 and 385,343,692 shares in 2005
     and 2004, respectively                              10,15             3,884           3,853
   Additional paid-in capital                                            744,747         722,206
   Retained earnings                                                     757,597         681,115
   Accumulated other comprehensive income                                  9,927           6,417
                                                                      ----------      ----------

                  Total shareholders' equity                           1,516,155       1,413,591
                                                                      ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $2,478,218      $2,262,709
                                                                      ==========      ==========

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2005, 2004 and 2003
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           NOTES         2005           2004           2003
                                                    -------------   ------------    -----------
REVENUES:
   Software license fees                            $     305,189   $    296,627    $   295,720
   Maintenance fees                                       425,310        408,191        412,176
   Professional services fees                             501,340        559,829        667,444
                                                    -------------   ------------    -----------

       Total revenues                                   1,231,839      1,264,647      1,375,340
                                                    -------------   ------------    -----------
OPERATING EXPENSES:
   Cost of software license fees                           27,293         31,579         30,740
   Cost of professional services                          444,996        513,621        611,644
   Technology development and support                     153,386        163,655        143,289
   Sales and marketing                                    319,940        310,643        264,012
   Administrative and general                             199,628        207,613        188,814
                                                    -------------   ------------    -----------

       Total operating expenses                         1,145,243      1,227,111      1,238,499
                                                    -------------   ------------    -----------
INCOME FROM OPERATIONS                                     86,596         37,536        136,841

OTHER INCOME, NET                            5             19,629         18,481         19,374
                                                    -------------   ------------    -----------

INCOME BEFORE INCOME TAXES                                106,225         56,017        156,215

INCOME TAX PROVISION                        12             29,743          6,185         53,113
                                                    -------------   ------------    -----------

NET INCOME                                          $      76,482   $     49,832    $   103,102
                                                    =============   ============    ===========

Basic earnings per share                    11      $        0.20   $       0.13    $      0.27
                                                    =============   ============    ===========

Diluted earnings per share                  11      $        0.20   $       0.13    $      0.27
                                                    =============   ============    ===========

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2005, 2004 and 2003
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                           Accumulated
                                                 Common Stock     Additional                  Other        Total
                                            ---------------------  Paid-In     Retained   Comprehensive  Shareholders' Comprehensive
                                               Shares     Amount   Capital     Earnings   Income (Loss)     Equity         Income
                                            -----------  -------- ----------  ----------  -------------  ------------- -------------
BALANCE AT APRIL 1, 2002                    375,820,254  $  3,758 $  676,617  $  528,804    $  (19,328)  $   1,189,851
   Net income                                                                    103,102                       103,102 $    103,102
   Foreign currency translation, net of tax                                                     11,099          11,099       11,099
                                                                                                                       ------------
        Comprehensive income                                                                                           $    114,201
                                                                                                                       ============
                                              6,010,067        60     18,868                                    18,928
   Issuance of common stock
   Acquisition tax benefits                                            7,056                                     7,056
   Exercise of employee stock options
      and related tax benefit (Note 15)         536,835         6      1,649                                     1,655
                                            -----------  -------- ----------  ----------  -------------  -------------
BALANCE AT MARCH 31, 2003                   382,367,156     3,824    704,190     631,906         (8,229)     1,331,691
   Net income                                                                     49,832                        49,832 $     49,832
   Foreign currency translation, net of tax                                                      14,646         14,646       14,646
                                                                                                                       ------------
        Comprehensive income                                                                                           $     64,478
                                                                                                                       ============
   Issuance of common stock                   2,340,171        23      8,189                                     8,212
   Acquisition tax benefits                                            6,579                                     6,579
   Repurchase of common stock                  (200,500)       (2)      (371)       (623)                         (996)
   Exercise of employee stock options
      and related tax benefit (Note 15)         836,865         8      3,494                                     3,502
   Other                                                                 125                                       125
                                            -----------  -------- ----------  ----------  ------------   -------------
BALANCE AT MARCH 31, 2004                   385,343,692     3,853    722,206     681,115         6,417       1,413,591
   Net income                                                                     76,482                        76,482 $     76,482
   Foreign currency translation, net of tax                                                      3,510           3,510        3,510
                                                                                                                       ------------
        Comprehensive income                                                                                           $     79,992
                                                                                                                       ============
   Issuance of common stock                   2,536,030        26     13,154                                    13,180
   Acquisition tax benefits                                            6,986                                     6,986
   Exercise of employee stock options
      and related tax benefit (Note 15)         523,732         5      2,401                                     2,406
                                            -----------  -------- ----------  ----------  ------------   -------------
BALANCE AT MARCH 31, 2005                   388,403,454  $  3,884 $  744,747  $  757,597  $      9,927   $   1,516,155
                                            ===========  ======== ==========  ==========  ============   =============

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2005, 2004 and 2003
(IN THOUSANDS)

                                                                        2005          2004          2003
                                                                     -----------   -----------   ----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                        $    76,482   $    49,832   $  103,102
   Adjustments to reconcile net income to cash provided by
       operations:
       Depreciation and amortization                                      56,388        55,175       53,808
       Tax benefit from exercise of stock options                            634           704          152
       Issuance of common stock to Employee Stock Ownership Trust          4,872                      9,425
       Acquisition tax benefits                                            6,986         6,579        7,056
       Deferred income taxes                                              27,731        30,571       28,209
       Other                                                               3,189         3,774        6,212
       Net change in assets and liabilities, net of effects from
             acquisitions:
           Accounts receivable                                           (32,614)      163,479      182,502
           Prepaid expenses and other current assets                      (2,307)       (1,404)          (9)
           Other assets                                                    2,346         4,887          776
           Accounts payable and accrued expenses                         (25,110)       (8,085)     (42,194)
           Deferred revenue                                              122,316       (24,378)       4,464
           Income taxes                                                    1,374       (23,014)      16,870
                                                                     -----------   -----------   ----------
                  Net cash provided by operating activities              242,287       258,120      370,373
                                                                     -----------   -----------   ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of:
       Businesses, net of cash acquired                                 (104,993)       (6,939)
       Property and equipment:
            Headquarters facility                                        (10,738)      (65,240)    (219,071)
            Other                                                        (17,964)       (9,358)      (6,222)
       Capitalized software                                              (19,299)      (11,287)     (11,369)
   Investments:
       Proceeds                                                          208,427       356,713      201,938
       Purchases                                                        (267,740)     (404,048)    (267,502)
                                                                     -----------   -----------   ----------
                  Net cash used in investing activities                 (212,307)     (140,159)    (302,226)
                                                                     -----------   -----------   ----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options                             1,772         2,798        1,503
   Employee contribution to stock purchase plans                           8,288         8,293        9,563
   Repurchase of common stock                                                             (996)
                                                                     -----------   -----------   ----------
                  Net cash provided by financing activities               10,060        10,095       11,066
                                                                     -----------   -----------   ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    2,731         7,394        6,948
                                                                     -----------   -----------   ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 42,771       135,450       86,161
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           454,916       319,466      233,305
                                                                     -----------   -----------   ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $   497,687   $   454,916   $  319,466
                                                                     ===========   ===========   ==========

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2005, 2004 and 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Compuware Corporation develops, markets and supports an integrated set of systems software products designed to improve the productivity of information technology (IT) professionals in application development, implementation and maintenance. In addition, the Company's professional services include business systems analysis, design, communication, programming and implementation as well as software conversion and systems planning and consulting. The Company's products and services are offered worldwide across a broad spectrum of technologies, including mainframe and distributed systems platforms.

Basis of Presentation - The consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries after elimination of all significant intercompany balances and transactions. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingencies at March 31, 2005 and 2004 and the results of operations for the years ended March 31, 2005, 2004 and 2003. While management has based their assumptions and estimates on the facts and circumstances existing at March 31, 2005, final amounts may differ from estimates.

Certain amounts in the fiscal 2004 and 2003 financial statements have been reclassified to conform to the fiscal 2005 presentation. Included in these reclassifications are income tax reserves totaling $33.3 million at March 31, 2004 that have been reclassified from long term deferred taxes to accrued expenses which thereby resulted in a corresponding increase in long term deferred tax assets. These reclassifications do not have any impact on net income and are immaterial to the financial statements overall.

Revenue Recognition - The Company earns revenue from licensing software products, providing maintenance and support for those products and rendering professional services. The Company's revenue recognition policies are consistent with U.S. GAAP including Statements of Position 97-2 "Software Revenue Recognition" and 98-9 "Modification of SOP 97-2, "Software Revenue Recognition," With Respect to Certain Transactions", Securities and Exchange Commission Staff Accounting Bulletin 104 and Emerging Issues Task Force Issue 00-21 "Revenue Arrangements with Multiple Deliverables". Accordingly, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured.

Software license fees - The Company's software license agreements provide its customers with a right to use its software perpetually (perpetual licenses) or during a defined term (term licenses). Perpetual license fee revenue is recognized using the residual method, under which the fair value, based on vendor specific objective evidence (VSOE) of all undelivered elements of the agreement (e.g., maintenance and professional services) is deferred. VSOE is based on rates charged for maintenance and professional services when sold separately. The remaining portion of the fee, net of discretionary discounts (the residual), is recognized as license fee revenue upon shipment of the products, provided that no significant obligations remain and collection of the related receivable is deemed probable. For term licenses and for agreements in which the fair value of the undelivered elements cannot be determined using VSOE (e.g., transactions that include an option to exchange or select products in the future), the Company recognizes the license fee revenue on a ratable basis over the term of the license agreement.

The Company offers flexibility to customers purchasing licenses for its products and related maintenance. Terms of these transactions range from standard perpetual license sales to large multi-year (generally two to five years), multi-product contracts. The Company allows deferred payment terms on multi-year contracts, with installments collectible over the term of the contract. Based on the Company's successful collection history for deferred payments, the license fee portion of the receivable is discounted to its net present value and recognized as discussed above. The discount is recognized as interest income over the term of the receivables, and amounted to $8.2 million, $12.6 million and $15.5 million for fiscal 2005, 2004 and 2003, respectively. At March 31, 2005, current accounts receivable includes installments on multi-year contracts totaling $230.4 million due within the year ending March 31, 2006. Non-current accounts receivable at March 31, 2005 amounted to $248.7 million, and are due approximately $144.6 million, $69.2 million, $27.2 million, $7.1 million and $573,000 in each of the years ending March 31, 2007 through 2011, respectively.

Maintenance fees - The Company's maintenance agreements provide for technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released during the maintenance period. Through December 31, 2004, maintenance was included with all mainframe software license agreements for one year, and for most distributed product agreements for three months. Effective January 1, 2005, maintenance is included with all license agreements for up to one year. Maintenance is renewable thereafter for an annual fee. Maintenance fees are deferred and recognized as revenue on a ratable basis over the maintenance period.

Professional services fees - Professional services fees are generally based on hourly or daily rates; therefore, revenues from professional services are recognized in the period the services are performed, provided that collection of the related receivable is deemed probable. However, for development services rendered under fixed-price contracts, revenue is recognized using the percentage of completion method. Certain professional services contracts include a project and on-going support for the project. Revenue associated with these contracts is recognized over the support period as the customer derives value from the services, consistent with the proportional performance method.

Deferred revenue - Deferred revenue consists primarily of maintenance fees related to the remaining term of maintenance agreements in effect at those dates. Deferred license fees and services fees are also included in deferred revenue for those contracts that are being recognized on a ratable basis. Long term deferred revenue at March 31, 2005 amounted to $364.3 million, and is expected to be recognized approximately $192.0 million, $103.0 million, $44.3 million, $18.1 million, $5.9 million and $1.0 million in each of the years ending March 31, 2007 through 2012, respectively.

Cash and Cash Equivalents - The Company considers all investments with an original maturity of three months or less to be cash equivalents.

Investments consist of bank certificates of deposit, municipal obligations, tax free zero coupon bonds, U.S. Treasury securities, and tax free and tax advantage auction rate securities. Those investments that mature within one year from the balance sheet date are classified as current assets. The auction rate securities are classified as available-for-sale and are recorded at fair value. Net unrealized gains or losses associated with available-for-sale investments are recorded as a component of accumulated other comprehensive income (loss). All other investments are classified as held-to-maturity and carried at amortized cost. The amortization of bond premiums and discounts is included in "other income" in the consolidated statements of operations.

Allowance for Doubtful Accounts - The Company considers historical loss experience, including the need to adjust for current conditions, the aging of outstanding accounts receivable and information available related to specific customers when estimating the allowance for doubtful accounts. The allowance is reviewed and adjusted each quarter based on the Company's best estimates. As of March 31, 2005 and 2004, the allowance for doubtful accounts totaled $18.1 million and $22.6 million, respectively. The decrease of $4.5 million is primarily due to a reduction in the reserve related to accounts receivable balances from CareTech Solutions, Inc. (See Note 5.)

Property and Equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which are generally estimated to be 40 years for buildings and three to ten years for furniture and fixtures, computer equipment and software. Leasehold improvements are amortized over the term of the lease, or the estimated life of the improvement, whichever is less. Depreciation and amortization of property and equipment totaled $31.9 million, $28.4 million and $24.8 million for the years ended March 31, 2005, 2004 and 2003, respectively.

Capitalized Software includes the costs of purchased and internally developed software products and is stated at the lower of unamortized cost or net realizable value. Net purchased software included in capitalized software at March 31, 2005 and 2004 is $14.8 million and $12.5 million, respectively.

Capitalization of internally developed software products begins when technological feasibility of the product is established. Technology development and support includes primarily the costs of programming personnel associated with product development and support net of amounts capitalized. Total technology development and support costs incurred internally by the Company were $172.7 million, $175.0 million and $154.7 million in fiscal 2005, 2004 and 2003, respectively, of which $19.3 million, $11.3 million and $11.4 million, respectively, were capitalized.

The amortization for both internally developed and purchased software products is computed on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio of current gross revenues compared with the total of current and anticipated future revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Amortization begins when the product is available for general release to customers. The amortization period for capitalized software is generally five years. Capitalized software amortization amounted to $22.4 million, $26.4 million and $25.9 million in fiscal 2005, 2004 and 2003, respectively, which is primarily included in "cost of software license fees" in the consolidated statements of operations.

Goodwill - Goodwill and those intangible assets with indefinite lives are tested for impairment annually and/or when events or circumstances indicate that their fair value may have been reduced below carrying value. The Company evaluated its goodwill as of March 31, 2005 and 2004 and determined there was no impairment.

Fair Value of Financial Instruments - The carrying value of cash equivalents, current accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. At March 31, 2005, the fair value of non-current receivables is approximately $246.5 million compared to the carrying amount of $248.7 million. At March 31, 2004, the fair value of non-current receivables was approximately $198.4 million compared to the carrying amount of $198.7 million. Fair value is estimated by discounting the future cash flows using the current rate at which the Company would finance a similar transaction.

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

Foreign Currency Transactions and Derivatives - Gains and losses from foreign currency transactions are included in the determination of net income. To partially offset the risk of future currency fluctuations on balances due to or from foreign subsidiaries, the Company enters into foreign exchange contracts to sell or buy currencies at specified rates on specific dates. Market value gains and losses on these contracts are recognized, offsetting foreign exchange gains or losses on foreign receivables or payables. The Company does not use foreign exchange contracts to hedge anticipated transactions. The net foreign currency transaction loss was $1.7 million, $934,000 and $1.7 million for the years ended March 31, 2005, 2004 and 2003, respectively. These amounts are included in "administrative and general" in the consolidated statements of operations.

At March 31, 2005, the Company had contracts maturing through April 2005 to sell $6.1 million and purchase $24.5 million in foreign currencies. At March 31, 2004, the Company had contracts maturing through April 2004 to sell $1.5 million and purchase $55.9 million in foreign currencies.

Stock-Based Compensation - Through March 31, 2005, in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" and SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applied APB Opinion No. 25 and related Interpretations in accounting for its plans. Stock options are granted at current market prices at the date of grant. Therefore, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for fiscal 2005, 2004 and 2003 consistent with the method prescribed by SFAS No. 123, Compuware's net income and earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except earnings per share data):

                                                                 Year Ended March 31,
                                                 ----------------------------------------------------
                                                     2005                2004                2003
                                                 ------------        ------------        ------------
Net income, as reported                          $     76,482        $     49,832        $    103,102

Less total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
tax                                                   (29,912)            (40,117)            (51,881)
                                                 ------------        ------------        ------------
Pro forma net income                             $     46,570        $      9,715        $     51,221
                                                 ============        ============        ============

Earnings per share:
  As reported:
       Basic earnings per share                  $       0.20        $       0.13        $       0.27
       Diluted earnings per share                        0.20                0.13                0.27
  Pro forma:
       Basic earnings per share                          0.12                0.03                0.14
       Diluted earnings per share                        0.12                0.03                0.14

The pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 2005, 2004 and 2003, respectively: expected volatility of 47.78%, 72.40%, and 94.46%; risk-free interest rates of 3.9%, 2.7%, and 2.9%; and expected lives at date of grant of
5.0 years. Dividend yields were not a factor as the Company has never issued cash dividends. The weighted-average fair value of the option rights granted during fiscal 2005, 2004 and 2003 was $3.48, $3.22 and $5.24, respectively.

Under SFAS No. 123, the fair value of the employees' stock purchase rights acquired by participation in the Employee Stock Purchase Plan were estimated using the Black-Scholes model with assumptions comparable to the stock option plans above. The weighted-average fair value of the purchase rights granted in fiscal 2005, 2004 and 2003 were $1.21, $1.07 and $1.11 per share, respectively.

Earnings Per Share (EPS) - Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding.

Business Segments - The Company's principal operating segments are products and professional services. The Company provides software products and professional services that help information technology professionals of the world's largest IT organizations efficiently develop, implement and support the applications that run their businesses.

Recently Issued Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment. This Statement requires companies to expense the value of employee stock options and other forms of stock-based compensation effective for annual periods beginning after June 15, 2005. The Company expects to adopt the provisions of the Statement as of April 1, 2006 and expects to use the modified prospective method to recognize compensation expense. Company management is currently evaluating whether the adoption of this Statement will change its compensation strategies.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges for periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 will have a material effect on the Company's consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), "Accounting for Conditional Asset Retirement Obligations", to clarify the term "conditional retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations". The Interpretation is effective for fiscal years ending after December 15, 2005. The Company does not believe that the adoption of FIN 47 will have a material effect on the Company's consolidated financial statements.

2. ACQUISITIONS

In October 2004, the Company acquired certain assets and liabilities of DevStream Corporation ("DevStream"), a privately owned software company, for $8 million in cash and estimated future payments of $1.9 million. The additional payments will be calculated based on a percentage of the revenue associated with the DevStream products during the first 27 months after the acquisition date. The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, "Business Combinations" and, accordingly, the assets and liabilities acquired have been recorded at fair value as of the acquisition date.

In May 2004, the Company acquired privately held Changepoint Corporation, a market-leading provider of IT Governance application software for approximately $100 million in cash. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the acquisition date.

Effective March 1, 2004, the Company purchased certain assets and assumed certain liabilities of Covisint, LLC (Covisint), related to Covisint's Communicate and Connect businesses for approximately $7 million plus certain lease obligations originally estimated at $2.1 million. Final lease obligations were $1.6 million and the purchase price has been adjusted accordingly. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the acquisition date. Covisint's application services include business-to-business applications and communication services which, at the time of the acquisition, targeted the global automotive industry.

3. INVESTMENTS

A summary of securities at March 31, 2005 and 2004 is set forth below (in thousands):

                                                                  Gross           Gross
                                                 Amortized      Unrealized      Unrealized        Fair
                                                   Cost           Gains           Losses          Value
                                                ----------      ----------      ----------      ----------
March 31, 2005
--------------
Held-to-maturity securities:
  Municipal obligations                         $  129,537                      $      556      $  128,981
  U.S. Treasury securities and obligations
      of U.S. government agencies                  132,545                           1,051         131,494
  Bank certificate of deposit                        2,000                                           2,000
                                                ----------      ----------      ----------      ----------
      Total held-to-maturity                       264,082                           1,607         262,475

Available-for-sale:
  Tax free auction rate securities                 104,802                                         104,802
                                                ----------      ----------      ----------      ----------
Total investments                               $  368,884                      $    1,607      $  367,277
                                                ==========      ==========      ==========      ==========

March 31, 2004
--------------
Held-to-maturity securities:
  Municipal obligations                         $  127,964      $      145      $       48      $  128,061
  U.S. Treasury securities and obligations
      of U.S. government agencies                   67,000              91              21          67,070
  Zero coupon bonds                                  2,285               4                           2,289
                                                ----------      ----------      ----------      ----------
      Total held-to-maturity                       197,249             240              69         197,420

Available-for-sale:
  Tax advantage auction rate securities              5,000                                           5,000
  Tax free auction rate securities                 109,889              11                         109,900
                                                ----------      ----------      ----------      ----------
Total investments                               $  312,138      $      251      $       69      $  312,320
                                                ==========      ==========      ==========      ==========

The Company has historically considered the auction date as the maturity date for auction rate securities. Under this assumption, the securities were classified as held-to-maturity. Consistent with the Company's interpretation and intent, a significant portion of these securities were classified as current. During the current fiscal year, additional guidance became available to the Company regarding the classification of these securities. This information clarified that the auction date should not be used as the maturity date. Therefore, consistent with the Company's original intent, these securities were reclassified as available-for-sale. This reclassification had no effect on the Company's balance sheet, statements of operations and statements of cash flows.

Scheduled maturities of securities classified as held-to-maturity and available-for-sale at March 31, 2005 were as follows (in thousands):

                               Amortized       Fair
                                  Cost        Value
                               ---------    ---------
Held-to-maturity
  Due in:
     2006                      $ 216,918    $ 215,898
     2007                         47,164       46,577
                               ---------    ---------
  Total                        $ 264,082    $ 262,475
                               =========    =========

Available-for-sale
  Due in:
     2006                      $  82,797    $  82,797
     2007                         22,005       22,005
                               ---------    ---------
  Total                        $ 104,802    $ 104,802
                               =========    =========

4. PROPERTY AND EQUIPMENT

Property and equipment, summarized by major classification, is as follows (in thousands):

                                                 March 31,
                                        ---------------------------
                                           2005             2004
                                        ----------       ----------
Buildings and improvements              $  370,927       $  393,141
Leasehold improvements                      21,644           18,552
Furniture and fixtures                      75,620           75,837
Computer equipment and software             91,200           79,872
Land                                                          1,776
                                        ----------       ----------
                                           559,391          569,178
Less accumulated depreciation and
  amortization                             141,150          124,777
                                        ----------       ----------
Total                                   $  418,241       $  444,401
                                        ==========       ==========

During fiscal 2005, the Company implemented a plan to market and sell the former headquarters building in Farmington Hills, Michigan. The building is classified in current assets as held for sale. The Company evaluated whether the current carrying value of the building was impaired and, based on an independent appraisal of the building, concluded that no impairment charge should be recorded at March 31, 2005.

5. INVESTMENTS IN PARTIALLY OWNED COMPANIES

At March 31, 2005, the Company held a 33.3% interest in CareTech Solutions, Inc. (CareTech) and a 49% interest in ForeSee Results, Inc. (ForeSee).

CareTech provides information technology outsourcing for healthcare organizations including data, voice, applications and data center operations. This investment is accounted for under the equity method.

At March 31, 2005 and 2004, the Company's carrying value of its investments in and advances to CareTech was $18.4 million and $22.0 million, respectively. Included in the net investment at March 31, 2005 and 2004, is a note receivable with an adjusted basis of $13.9 million and $14.7 million, respectively, and accounts receivable due from CareTech of $4.5 million and $7.3 million, respectively. The note is payable in quarterly installments through January 2012 and bears interest at 5.25%. At March 31, 2005, CareTech was current with the terms of the note.

Since 1999, the Company has guaranteed lease obligations of CareTech up to $12.5 million. The Company has not recorded any liability related to these guarantees since it believes that CareTech will continue to meet its obligations. At March 31, 2005, CareTech's outstanding lease obligations were approximately $5.4 million.

The Company reviewed CareTech's financial situation at March 31, 2005 and concluded that no impairment charge or valuation allowance related to its investment in CareTech was warranted. For the years ended March 31, 2005, 2004 and 2003, the Company recognized net income (loss) of $784,000, $177,000 and $(64,000), respectively, from its investment in CareTech.

ForeSee was incorporated in October 2001 to provide online customer satisfaction management. This investment is also accounted for under the equity method including consideration of EITF 98-13, "Accounting by an Equity Method Investor for Investee Losses When the Investor has Loans to and Investments in Other Securities of an Investee".

At March 31, 2005 and 2004, the Company's carrying value of its investments in and advances to ForeSee was $3.1 million and $3.9 million, respectively. Included in the net investment at March 31, 2005 and 2004, are notes receivable from ForeSee totaling $5.6 million and $5.3 million with an adjusted basis of $2.8 million and $3.7 million, respectively. The ForeSee notes bear interest at the prime rate (5.75% at March 31, 2005) and are due between June 2007 and October 2009. The Company has pledged $367,000 in additional loans to ForeSee, if needed, subject to approval by the ForeSee shareholders. During the second quarter of fiscal 2004, the Company's equity investment in ForeSee was reduced to zero. At that point, the Company began recording 100 percent of the losses sustained by ForeSee as a reduction to the Company's outstanding advances to ForeSee since the Company is uncertain whether the other shareholders are willing or able to sustain their share of the losses. The Company continues to monitor the financial situation of ForeSee on a regular basis and has concluded that no impairment reserve was warranted at March 31, 2005. For the years ended March 31, 2005, 2004 and 2003, the Company recognized net losses of $1.2 million, $2.4 million and $2.2 million, respectively, from its investment in ForeSee.

Professional services revenue for the years ended March 31, 2005, 2004 and 2003 included approximately $20.5 million, $21.3 million and $27.5 million, respectively, from services provided to CareTech customers on a subcontractor basis. Professional services revenue for the years ended March 31, 2005, 2004 and 2003 included approximately $844,000, $932,000 and $1.2 million, respectively, from services provided to ForeSee.

6. RELATED PARTY TRANSACTIONS

The Company sells and purchases products and services from companies associated with certain officers or directors of the Company.

G. Scott Romney, Director of the Company, is a partner in the law firm of Honigman Miller Schwartz and Cohn LLP (Honigman). Honigman provides legal services to the Company. For the years ended March 31, 2005, 2004 and 2003, legal services provided by Honigman to the Company were approximately $2.9 million, $4.4 million and $4.6 million, respectively. These costs are included in "administrative and general" in the consolidated statements of operations.

Dennis W. Archer, Director of the Company, is a partner in the law firm of Dickinson Wright PLLC (Dickinson). Dickinson provides legal services to the Company. For the years ended March 31, 2005, 2004 and 2003, legal services provided by Dickinson to the Company were approximately $291,000, $117,000 and $259,000, respectively. These costs are included in "administrative and general" in the consolidated statements of operations.

Peter Karmanos, Jr., Chairman of the Board and Chief Executive Officer of the Company, and Thomas Thewes, Vice-Chairman of the Board through September 2002, are the sole shareholders of Compuware Sports Corporation (CSC). CSC operates an amateur hockey program in Southeastern Michigan. On September 8, 1992, the Company entered into a Promotion Agreement with CSC to promote the Company's business. The promotion agreement automatically renews each year, unless terminated with 60 days prior notice by either party. For the years ended March 31, 2005, 2004 and 2003, advertising costs related to this agreement were approximately $840,000, $840,000 and $858,000, respectively. These costs are included in "sales and marketing" in the consolidated statements of operations.

Peter Karmanos, Jr. and Thomas Thewes control the entities that own and/or manage various sports arenas. The Company entered into an advertising agreement with one arena to promote the Company's business, including the right to name the arena "Compuware Arena" and the right to place advertising in and around the facility. The Company also rents suites at two arenas. Total advertising costs related to these agreements were approximately $415,000, $364,000 and $269,000 for the years ended March 31, 2005, 2004 and 2003, respectively. These costs are included in "sales and marketing" in the consolidated statements of operations.

The Company utilizes Karmanos Printing and Graphics, Inc. for certain printing services. Karmanos Printing and Graphics, Inc. is owned by the brother and sister-in-law of Peter Karmanos, Jr. For the years ended March 31, 2005, 2004 and 2003, printing charges from Karmanos Printing and Graphics, Inc. were approximately $301,000, $649,000 and $625,000, respectively. These costs are primarily included in "sales and marketing" in the consolidated statements of operations.

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

The following table summarizes the restructuring accrual and charges against the accrual during fiscal 2002, 2003, 2004 and 2005 (in thousands):

                                 Employee        Facilities costs   Legal, consulting and                           Total
                                termination      (primarily lease       outplacement                           restructuring
                                 benefits          abandonments)           costs                Other              charge
                                ------------     ----------------   ---------------------    ------------       -------------
Restructuring charge            $     19,012       $     26,341          $      1,299        $        278       $     46,930
Incurred during year ended
   March 31, 2002                       (553)              (676)                                                      (1,229)
                                ------------       ------------        -----------------     ------------       ------------
Accrual at March 31, 2002             18,459             25,665                 1,299                 278             45,701
Incurred during year ended
   March 31, 2003                    (16,405)            (8,589)                 (691)               (215)           (25,900)
Adjustment                            (1,356)             2,012                  (593)                (63)
                                ------------       ------------          ------------        ------------       ------------
Accrual at March 31, 2003                698             19,088                    15                                 19,801
Incurred during year ended
   March 31, 2004                       (591)            (5,600)                   (4)                                (6,195)
                                ------------       ------------          ------------        ------------       ------------
Accrual at March 31, 2004                107             13,488                    11                                 13,606
Incurred during year ended
   March 31, 2005                        (82)            (2,695)                   (1)                                (2,778)
                                ------------       ------------          ------------        ------------       ------------
Accrual at March 31, 2005       $         25       $     10,793          $         10        $                  $     10,828
                                ============       ============          ============        ============       ============

During the year ended March 31, 2003, the Company determined the accruals associated with employee terminations, legal and outplacement were in excess of actual costs incurred. These excess accruals have been reduced. The accrual for facilities costs was increased, since the Company had not been as successful in subleasing abandoned leased space as originally anticipated.

Approximately $7.4 million and $9.2 million of the accrual related to facilities costs is included in "long term accrued expenses" in the consolidated balance sheet at March 31, 2005 and 2004, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

The components of the Company's intangible assets were as follows (in thousands):

                                                                    March 31, 2005
                                                 ----------------------------------------------------
                                                 Gross Carrying      Accumulated         Net Carrying
                                                     Amount          Amortization           Amount
                                                 --------------      ------------        ------------
Unamortized intangible assets:
    Trademarks (1)                               $        5,821                          $      5,821
                                                 ==============      ============        ============

Amortized intangible assets:
    Capitalized software (2)                     $      269,912      $   (215,869)       $     54,043
    Customer relationship agreements (3)                  5,123              (939)              4,184
    Non-compete agreements (3)                            1,626              (497)              1,129
    Other (4)                                             7,185            (5,071)              2,114
                                                 --------------      ------------        ------------
Total amortized intangible assets                $      283,846      $   (222,376)       $     61,470
                                                 ==============      ============        ============

                                                                    March 31, 2004
                                                 ----------------------------------------------------
                                                 Gross Carrying      Accumulated         Net Carrying
                                                     Amount          Amortization           Amount
                                                 --------------      ------------        ------------
Unamortized intangible assets:
    Trademarks (1)                               $          370                          $        370
                                                 ==============      ============        ============

Amortized intangible assets:
    Capitalized software (2)                     $      238,980      $   (193,491)       $     45,489
    Other (4)                                             7,220            (4,413)              2,807
                                                 --------------      ------------        ------------
Total amortized intangible assets                $      246,200      $   (197,904)       $     48,296
                                                 ==============      ============        ============

(1) Certain trademarks were acquired as part of the Covisint and Changepoint acquisitions in fiscal 2004 and 2005. These trademarks are deemed to have an indefinite life and therefore are not being amortized.

(2) Amortization of capitalized software is included in "cost of software license fees" in the consolidated statements of operations. Capitalized software is generally amortized over five years.

(3) Customer relationship agreements and non-compete agreements were acquired as part of the Changepoint acquisition in fiscal 2005. The customer relationship agreements are being amortized over five years. The non-compete agreements are being amortized over three years.

(4) Other amortized intangible assets include trademarks associated with past product acquisitions and Covisint customer contracts. These trademarks are being amortized over ten years. The Covisint customer contracts are being amortized over three years.

Amortization expense of intangible assets for the years ended March 31, 2005, 2004 and 2003 was $24.5 million, $26.8 million, and $26.2 million, respectively. Annual amortization expense, based on identified intangible assets at March 31, 2005, is expected to be as follows (in thousands):

                                                           Year Ended March 31,
                           -------------------------------------------------------------------------------------
                              2006           2007           2008           2009           2010        Thereafter
                           ----------     ----------     ----------     ----------     ----------     ----------
Capitalized software       $   16,441     $   13,785     $   11,232     $    8,765     $    3,334     $      486
Customer relationships          1,025          1,025          1,025          1,025             84
Non-compete agreements            542            542             45
Other                             658            631            330            330            165
                           ----------     ----------     ----------     ----------     ----------     ----------
Total                      $   18,666     $   15,983     $   12,632     $   10,120     $    3,583     $      486
                           ==========     ==========     ==========     ==========     ==========     ==========

The Company evaluated its goodwill at March 31, 2005 and 2004 and determined there was no impairment in either fiscal year. Changes in the carrying amounts of goodwill for the years ended March 31, 2005 and 2004 are as follows (in thousands):

                                                               Products        Services         Total
                                                              ----------      ----------      ----------
Goodwill:
     Balance at March 31, 2003, net                           $   72,182      $  140,106      $  212,288
     Acquisition                                                                     201             201
     Effect of foreign currency translation                                          870             870
                                                              ----------      ----------      ----------
     Balance at March 31, 2004, net                               72,182         141,177         213,359
     Acquisitions                                                 79,856                          79,856
     Adjustment to previously recorded purchase price (1)                           (201)           (201)
     Effect of foreign currency translation                            6             371             377
                                                              ----------      ----------      ----------
     Balance at March 31, 2005, net                           $  152,044      $  141,347      $  293,391
                                                              ==========      ==========      ==========

(1) During fiscal 2005, within the allocation period, the Company settled certain leasehold obligations assumed as part of the Covisint acquisition for less than originally estimated. This resulted in an elimination of the goodwill associated with the Covisint acquisition.

9. DEBT

The Company has no long term debt.

The Company holds a $100 million revolving credit facility maturing on July 28, 2005. If at any time the combined unencumbered liquid assets of the Company (as defined in the credit facility) are less than $200 million, the credit facility will be reduced to $50 million. Interest is payable at 2% over the Eurodollar rate or at the prime rate (5.75% at March 31, 2005), at the Company's option. The terms of the credit facility contain, among other provisions, a covenant to maintain a minimum $1 billion consolidated net worth, and specific limitations on additional indebtedness, liens and merger activity. No borrowings have occurred or are planned under this facility.

The Company incurs interest expense primarily related to the accrual for certain abandoned leases. Cash paid for interest totaled approximately $2.0 million, $2.2 million and $2.2 million for the years ended March 31, 2005, 2004 and 2003, respectively.

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

Common Stock Warrant - In November 2001, the Company issued a non-transferable warrant entitling a customer to purchase one million shares of common stock at $10.51 per share in exchange for approximately $2.8 million in cash, which was the warrant's fair value at the date of issue. The warrant was not exercised and expired on November 16, 2004.

Stock Repurchase Plan - On May 6, 2003, the Company's Board of Directors authorized the repurchase of up to $125 million of the Company's common stock. Purchases of common stock occur on the open market, through negotiated or block transactions, periodically, based upon market and business conditions. The Company regularly evaluates market conditions for an opportunity to repurchase common stock. There were no Company common shares purchased under this program during fiscal 2005. During fiscal 2004, approximately 200,000 shares of Company common stock were acquired under this program.

11. EARNINGS PER COMMON SHARE

Earnings per common share data were computed as follows (in thousands, except for per share data):

                                                             Year Ended March 31,
                                                   ----------------------------------------
                                                      2005           2004           2003
                                                   ----------     ----------     ----------
Basic earnings per share:
Numerator:  Net income                             $   76,482     $   49,832     $  103,102
                                                   ----------     ----------     ----------
Denominator:
  Weighted-average common shares outstanding          386,701        382,630        377,028
                                                   ----------     ----------     ----------
Basic earnings per share                           $     0.20     $     0.13     $     0.27
                                                   ==========     ==========     ==========

Diluted earnings per share:
Numerator: Net income                              $   76,482     $   49,832     $  103,102
                                                   ----------     ----------     ----------
Denominator:
  Weighted-average common shares outstanding          386,701        382,630        377,028
  Dilutive effect of stock options and warrant          1,800          1,978          1,412
                                                   ----------     ----------     ----------
  Total shares                                        388,501        384,608        378,440
                                                   ----------     ----------     ----------
Diluted earnings per share                         $     0.20     $     0.13     $     0.27
                                                   ==========     ==========     ==========

During the years ended March 31, 2005, 2004 and 2003, the warrant and stock options to purchase approximately 58,492,000, 60,345,000 and 61,917,000 shares, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

12. INCOME TAXES

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows (in thousands):

                                                              March 31,
                                                     ---------------------------
                                                        2005             2004
                                                     ----------       ----------
Deferred tax assets:
    Deferred maintenance                             $    3,800       $    8,506
    Amortization of intangible assets                    45,061           50,601
    Restructuring accrual                                 3,790            4,762
    Allowance for doubtful accounts                       3,983            5,740
    U.S. tax credit carryforwards                        36,535           16,849
    Deferred taxes of foreign affiliates                 21,437           19,172
    Other                                                29,050           34,769
                                                     ----------       ----------
                                                        143,656          140,399
    Less valuation allowance                             15,367            9,497
                                                     ----------       ----------
        Net deferred tax assets                         128,289          130,902
    Current portion                                      36,164           32,832
                                                     ----------       ----------
    Long term portion                                $   92,125       $   98,070
                                                     ==========       ==========

Deferred tax liabilities:
    Amortization of intangible assets                $   12,620       $   11,343
    Capitalized research and development costs           13,740           11,544
    Depreciation                                         60,566           42,186
    Other                                                 3,833            4,741
                                                     ----------       ----------
        Total deferred tax liabilities                   90,759           69,814
    Current portion                                         438              372
                                                     ----------       ----------
    Long term portion                                $   90,321       $   69,442
                                                     ==========       ==========

Income before income taxes and the income tax provision include the following (in thousands):

                                                            Year Ended March 31,
                                                ---------------------------------------------
                                                   2005             2004              2003
                                                ----------       ----------        ----------
Income before income taxes:
    U.S.                                        $   82,115       $   30,313        $  132,398
    Foreign                                         24,110           25,704            23,817
                                                ----------       ----------        ----------
    Total income before income taxes            $  106,225       $   56,017        $  156,215
                                                ==========       ==========        ==========

Income tax provision
    Current:
      Federal                                   $    2,353       $  (32,994)       $   15,314
      Foreign                                          747           10,591             9,785
      State                                            294           (1,215)              465
                                                ----------       ----------        ----------
    Total current tax provision (benefit)            3,394          (23,618)           25,564
                                                ----------       ----------        ----------
    Deferred:
      Federal                                       19,287           27,078            22,566
      Foreign                                        6,256              765             2,642
      State                                            806            1,960             2,341
                                                ----------       ----------        ----------
    Total deferred tax expense                      26,349           29,803            27,549
                                                ----------       ----------        ----------
    Total income tax provision                  $   29,743       $    6,185        $   53,113
                                                ==========       ==========        ==========

The Company's income tax expense differed from the amount computed on pre-tax income at the U.S. federal income tax rate of 35% for the following reasons (in thousands):

                                                            Year Ended March 31,
                                                ---------------------------------------------
                                                   2005             2004              2003
                                                ----------       ----------        ----------
Federal income tax at
   statutory rates                              $   37,179       $   19,606        $   54,675
Increase (decrease) in taxes:
   Export sales benefit                             (6,541)          (3,679)           (4,065)
   State income taxes, net                             715              484             1,824
   Settlement of prior year tax matters (1)                          (9,500)
   Research and development credit                  (5,760)          (4,726)           (5,437)
   Valuation allowance                               5,870            2,582             5,229
   Other, net                                       (1,720)           1,418               887
                                                ----------       ----------        ----------
Provision for income taxes                      $   29,743       $    6,185        $   53,113
                                                ==========       ==========        ==========

(1) During the quarter ended December 31, 2003, the Company adjusted its reserves related to various tax matters. This adjustment resulted in an income tax benefit of $9.5 million relating primarily to favorable tax settlements with the U.S. Internal Revenue Service (IRS) and recent developments in other tax matters both in the U.S. and other taxing jurisdictions. The Company recorded a net benefit of $4.7 million related to the completion of an IRS exam which challenged the deductibility of interest paid on Corporate Owned Life Insurance policies. The Company entered into a Closing Agreement with the IRS on this matter in October 2003. The balance of the adjustment related to revisions in estimates for reserves related to the U.S. Research and Experimentation tax credit, an audit of the Company's Australian operations for fiscal years 1996 through 2001, and other reserves no longer deemed necessary.

At March 31, 2005 the Company has foreign net operating loss carryforwards for income tax purposes of $11.4 million which expire as follows (in thousands):

Year ending March 31:
         2006                          $   443
         2008                            1,269
         2009                            3,012
         2010                               28
         2011                                1
         2016                               84
         2017                                3
Unlimited carryforward                   6,537

The deferred tax asset for these foreign loss carryforwards has been reduced by a valuation allowance of $300,000.

For U.S. tax purposes, $741,000 (expiring 2010 through 2020) of net operating losses is available to reduce U.S. federal income taxes. In addition, $24.3 million (expiring in 2008 through 2010) of foreign tax credits are available to offset future U.S. federal income tax liabilities; the deferred tax asset for these foreign tax credits has been reduced by a valuation allowance of $12.1 million. Deferred tax assets related to charitable contribution and general business credit carryforwards are available to offset future U.S. federal income tax liabilities of $19.4 million (expiring in 2009 through 2025). A capital loss carryforward is available to offset future U.S. federal capital gains of $300,000 (expiring in 2007 through 2010); this asset has been reduced entirely by a valuation allowance.

In addition, the Company has $600,000 (expiring 2009 through 2011) of Canadian tax credits available to offset future Canadian income tax liabilities. The deferred tax asset for these Canadian tax credits has been reduced by a valuation allowance of $100,000.

Cash paid (received) for income taxes totaled $55,000, $4.6 million and ($7.9 million) for the years ended March 31, 2005, 2004 and 2003, respectively.

The Company has open tax years, primarily 1996 and forward, with various significant taxing jurisdictions including the U.S., France and Australia. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations. As of March 31, 2005 and 2004, the Company has reserved $27.6 million and $33.3 million, respectively, for those matters where the amount of loss is probable and estimable. The change in the reserve includes a reduction of $3.9 million due to changes in estimated losses related to various items. The reserve also decreased $1.8 million due to state tax payments. The amount of the liability is based on management's best estimate given the Company's history with similar matters and interpretations of applicable laws and regulations.

13. SEGMENT INFORMATION

Compuware operates in two business segments in the software industry: products and professional services. The Company provides software products and professional services to the world's largest IT organizations that help IT professionals efficiently develop, implement and support the applications that run their businesses.

The Company's products are designed to support five key activities within the application development process: IT governance, development and integration, quality assurance, production readiness and performance management of the application to optimize performance in production. The Company also offers a broad range of IT professional services including business systems analysis, design, communication, programming, software conversion and system planning and consulting.

Ford Motor Company accounted for approximately 12% of total revenue during fiscal 2003. This revenue was primarily associated with the professional services segment of the business. No other single customer accounted for greater than 10% of total revenue during fiscal 2005, 2004 or 2003, or greater than 10% of accounts receivable at March 31, 2005 and 2004.

The Company evaluates the performance of its segments based primarily on operating profit before corporate expenses and other charges. The allocation of income taxes is not evaluated at the segment level. Financial information for the Company's business segments is as follows (in thousands):

                                                                Year Ended March 31,
                                               ----------------------------------------------------
                                                   2005                2004                2003
                                               ------------        ------------        ------------
Revenues:
    Products:
       Mainframe                               $    526,743        $    527,310        $    553,480
       Distributed systems                          203,756             177,508             154,416
                                               ------------        ------------        ------------
             Total products revenue                 730,499             704,818             707,896
    Professional services                           501,340             559,829             667,444
                                               ------------        ------------        ------------
Total revenues                                 $  1,231,839        $  1,264,647        $  1,375,340
                                               ============        ============        ============

Income (loss) from operations:
    Products                                   $    229,880        $    198,941        $    269,855
    Professional services                            56,344              46,208              55,800
    Corporate expenses                             (199,628)           (207,613)           (188,814)
                                               ------------        ------------        ------------
Income from operations                               86,596              37,536             136,841
    Other income                                     19,629              18,481              19,374
                                               ------------        ------------        ------------
Income before income taxes                     $    106,225        $     56,017        $    156,215
                                               ============        ============        ============

Financial information regarding geographic operations are presented in the table below (in thousands):

                                                               Year Ended March 31,
                                               --------------------------------------------------
                                                   2005               2004               2003
                                               ------------       ------------       ------------
Revenues:
    United States                              $    836,420       $    875,340       $  1,009,354
    Europe and Africa                               299,616            303,328            286,088
    Other international operations                   95,803             85,979             79,898
                                               ------------       ------------       ------------
Total revenue                                  $  1,231,839       $  1,264,647       $  1,375,340
                                               ============       ============       ============

Long-lived assets (1):
    United States                              $    661,951       $    678,518       $    628,920
    Europe and Africa                                14,304             14,964             15,070
    Barbados                                         77,422
    Other international operations                   11,998              9,767              9,491
                                               ------------       ------------       ------------
Total long-lived assets                        $    765,675       $    703,249       $    653,481
                                               ============       ============       ============

(1) Long-lived assets are comprised of property, plant and equipment, goodwill and capitalized software. The long-lived assets in Barbados consist of $71.6 million of goodwill and $5.8 million of capitalized software associated with the Changepoint acquisition.

The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly such information is not provided.

14. COMMITMENTS AND CONTINGENCIES

The Company leases office space, equipment and land under various operating lease agreements extending through fiscal 2100. Total rent payments under these agreements were approximately $40.7 million, $38.1 million and $48.1 million for the years ended March 31, 2005, 2004 and 2003. Certain of these leases contain provisions for renewal options and escalation clauses. The Company also has commitments under various contribution and advertising agreements. The following is a schedule of future minimum commitments in total and for the next five years and thereafter (in thousands):

                                                           Payment Due by Period as of March 31,
                              ----------------------------------------------------------------------------------------------
                                                                                                                   2011 and
                                Total          2006          2007          2008          2009          2010       Thereafter
                              ----------    ----------    ----------    ----------    ----------    ----------    ----------
Contractual obligations:
    Operating leases          $  347,240    $   34,038    $   27,108    $   23,138    $   20,077    $   11,572    $  231,307
    Other (1)                      9,175         7,575           200           200           200           200           800
                              ----------    ----------    ----------    ----------    ----------    ----------    ----------
    Total                     $  356,415    $   41,613    $   27,308    $   23,338    $   20,277    $   11,772    $  232,107
                              ==========    ==========    ==========    ==========    ==========    ==========    ==========

(1) - Other includes $7.3 million of commitments to various Detroit area charities and a $1.9 million advertising agreement. Expenses related to other for the years ended March 31, 2005, 2004 and 2003 were $6.4 million, $4.3 million and $8.6 million, respectively.

The Company also leases a portion of the new headquarters facility to retail tenants. The following is a schedule of future minimum lease income commitments in total and for the next five years and thereafter (in thousands):

                                                           Payment Due by Period as of March 31,
                              ----------------------------------------------------------------------------------------------
                                                                                                                   2011 and
                                Total          2006          2007          2008          2009          2010       Thereafter
                              ----------    ----------    ----------    ----------    ----------    ----------    ----------
Lease income commitments:
    Operating lease income    $    5,753    $      531    $      533    $      537    $      560    $      500    $    3,092

Director Compensation - Effective April 1, 2002, the Board of Directors approved the 2002 Directors Phantom Stock Plan (the Plan) for external Board members to provide increased incentive to make contributions to the long term growth of the Company, to align the interests of directors with the interests of shareholders, and to facilitate attracting and retaining directors of exceptional ability. The Plan provides for issuance of rights to receive the value of a share of the Company's common stock in cash upon vesting which occurs upon the retirement of the director from the Board. Phantom shares are granted automatically at the beginning of each fiscal year and at the discretion of the Board. As of March 31, 2005, approximately 215,000 phantom shares were outstanding. The expense incurred related to this program was approximately $397,000, $968,000 and $275,000 for the years ended March 31, 2005, 2004 and 2003, respectively, and is included in "administrative and general" in the consolidated statements of operations. Any fluctuation in the Company's stock price as quoted on the NASDAQ will result in a change to the expected payments under the Plan.

Legal Matters - In March 2005, the Company settled all of its outstanding litigation with International Business Machines Corporation (IBM). Under the settlement agreement, IBM and the Company entered into a business arrangement whereby IBM will purchase software licenses and maintenance from the Company valued at $140 million over the next four years. IBM will also offer to purchase an additional $260 million of professional services from the Company during that time. In addition to settling all outstanding legal claims between the two companies, the Company and IBM entered into reciprocal patent license agreements related to both Companies' software products. In fiscal 2005, IBM prepaid $20 million toward their license and maintenance commitment. This amount is included in current deferred revenue as of March 31, 2005.

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

15. BENEFIT PLANS

Employee Stock Ownership Plan - In July 1986, the Company established an Employee Stock Ownership Plan (ESOP) and Trust. Under the terms of the ESOP, the Company makes annual contributions to the Plan for the benefit of substantially all U.S. employees of the Company. The contribution may be in the form of cash or common shares of the Company. The Board of Directors may authorize contributions between a maximum of 25% of eligible compensation and a minimum sufficient to cover current obligations of the Plan. There were no contributions to the Plan during fiscal 2005. Contributions totaled $4.9 million and $9.4 million in fiscal 2004 and 2003, respectively. This is a non-leveraged ESOP plan.

Employee Stock Purchase Plan - During fiscal 2002, the shareholders approved international and domestic employee stock purchase plans under which the Company was authorized to issue up to 15 million shares of common stock to eligible employees. Currently, the offering periods are based on calendar quarters. Under the terms of the plan, employees can elect to have up to ten percent of their compensation withheld to purchase Company stock at the close of the offering period. The value of the stock purchased in any calendar year cannot exceed $25,000 per employee. The purchase price is 85% of the first or last day's average high and low price for each offering period, whichever is lower. During fiscal 2005, 2004 and 2003, the Company sold approximately 1,901,000, 2,340,000 and 3,482,000 shares, respectively, to eligible employees under the plan.

Employee Stock Option Plans - The Company adopted five employee stock option plans dating back to 1991. These plans provide for grants of options to purchase up to 91,000,000 shares of the Company's common stock to employees and directors of the Company, of which approximately 35,323,000 options were outstanding at March 31, 2005. Under the terms of the plans, the Company may grant nonqualified options at the fair market value of the stock on the date of grant. During fiscal 2005, the Company granted approximately 607,000 options under these Plans. Options granted under these plans vest in cumulative annual installments over a three to five year period. All options were granted at fair market value and expire ten years from the date of grant.

In March 2001, the Company adopted the 2001 Broad Based Stock Option Plan. The plan was approved by the Board of Directors, but was not submitted to the shareholders for approval (at March 2001, shareholder approval was not required). The plan provides for grants of options to purchase up to 50,000,000 shares of the Company's common stock to employees or directors of the Company. Under the terms of the plan, the Company may grant nonqualified stock options at the fair market value of the stock on the date of grant. During fiscal 2005, the Company granted approximately 2,538,000 options under the Broad Based Stock Option Plan. Approximately 25,725,000 options were outstanding at March 31, 2005. Options granted under the Broad Based Stock Option Plan either vest every six months over a four year period or in cumulative annual installments over a three to five year period. All options were granted at fair market value and expire ten years from the date of grant.

Non-Employee Director Stock Option Plan - In July 1992, the Company adopted the Stock Option Plan for Non-Employee Directors. Under this plan, 2,400,000 shares of common stock are reserved for issuance to non-employee directors of the Company who have not been employees of the Company, any subsidiary of the Company or any entity which controls more than 10% of the total combined voting power of the Company's capital stock for at least one year prior to becoming director. During fiscal 2005, no options were granted under the Non-Employee Director Stock Option Plan. Approximately 1,087,000 options were outstanding at March 31, 2005.

At March 31, 2005, approximately 15,000 options were outstanding under plans that were terminated by the Company, of which virtually all are fully vested. All outstanding options under the terminated plans remain in effect in accordance with the terms under which they were granted.

During fiscal 1999, the Company implemented a Replacement Stock Option Award program. The program allows selected participants to pay the option exercise price with shares of currently owned Company stock. The Company grants a new stock option award to replace the shares exchanged in the transaction. During fiscal 2005, no options were exercised under the Replacement Stock Option Award program.

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

A summary of the status of fixed stock option grants under Compuware's stock-based compensation plans as of March 31, 2005, 2004 and 2003, and changes during the years ending on those dates is as follows (shares in thousands):

                                          2005                                2004                                2003
                              -----------------------------       -----------------------------       -----------------------------
                               Shares                              Shares                              Shares
                               Under          Weighted-Avg.        Under          Weighted-Avg.        Under          Weighted-Avg.
                               Option        Exercise Price        Option        Exercise Price        Option        Exercise Price
                              --------       --------------       --------       --------------       --------       --------------
Outstanding at
  beginning of year             63,626        $      11.62          64,233        $      11.75          65,864        $      12.30
Granted                          3,145                7.56           2,854                5.45           5,975                7.17
Exercised                         (524)               3.46            (837)               3.37            (552)               2.82
Exchanged                          (15)                                (37)               6.06             (12)               8.35
Forfeited                       (4,082)              11.02          (2,587)              10.84          (7,042)              13.79
                              --------                            --------                            --------
Outstanding at
  year end                      62,150        $      11.51          63,626        $      11.62          64,233        $      11.75
                              ========                            ========                            ========

Options exercisable
  at year end                   47,391        $      12.71          42,128        $      13.06          34,510        $      12.78
                              ========                            ========                            ========

The following table summarizes information about stock options outstanding at March 31, 2005 (shares in thousands):

                                            Options Outstanding                 Options Exercisable
                               -----------------------------------------      ------------------------
                               Shares                                         Shares
                               Under     Weighted-Avg.     Weighted-Avg.      Under      Weighted-Avg.
                               Option   Remaining Life    Exercise Price      Option    Exercise Price
                               ------   --------------    --------------      ------    --------------
Range of  Exercise Prices
$      0.01 to $5.00            3,581        3.58             $ 3.41           2,144        $ 3.04
       5.01 to 10.00           39,762        5.62               8.53          26,728          8.82
      10.01 to 20.00           10,546        3.43              14.91          10,262         14.99
      20.01 to 30.00            7,675        2.99              24.41           7,671         24.41
      30.01 to 42.00              586        3.09              32.25             586         32.25
                               ------                                         ------
                               62,150        4.78              11.51          47,391         12.71
                               ======                                         ======

                                                                                   Number of securities
                                  Number of securities                             remaining available
                                      to be issued           Weighted-average      for future issuance
                                    upon exercise of        exercise price of          under equity
                                   outstanding options     outstanding options      compensation plans
                                  --------------------     -------------------     --------------------
Equity compensation plans
 approved by security holders            36,425                   $13.50                  8,365

Equity compensation plans not
 approved by security holders            25,725                     8.68                 23,735

The maximum number of shares for which additional options may be granted was 32,100,201, 31,275,605 and 31,596,483 at March 31, 2005, 2004 and 2003,
respectively. At March 31, 2005, a total of 94,250,632 shares of the Company's common stock are reserved for issuance under all option plans. Income tax benefits associated with the exercise of stock options are reflected as adjustments to additional paid-in capital.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended March 31, 2005 and 2004 is as follows (in thousands, except for per share data):

                                          First           Second          Third          Fourth
                                         Quarter          Quarter        Quarter         Quarter         Year
                                        ----------      ----------      ----------     ----------     ----------
Fiscal 2005:
  Revenues                              $  287,053      $  295,468      $  330,535     $  318,783     $1,231,839
  Operating income (loss)                   (2,921)          6,124          52,850         30,543         86,596
  Pre-tax income                               895          10,291          57,920         37,119        106,225
  Net income                                   644           7,410          41,702         26,726         76,482
  Basic earnings per share                    0.00            0.02            0.11           0.07           0.20
  Diluted earnings per share                  0.00            0.02            0.11           0.07           0.20

Fiscal 2004:
  Revenues                              $  306,012      $  302,753      $  318,185     $  337,697     $1,264,647
  Operating income (loss)                     (764)        (15,849)         12,771         41,378         37,536
  Pre-tax income (loss)                      3,615         (11,830)         17,119         47,113         56,017
  Net income (loss)                          2,603          (8,518)         21,825         33,922         49,832
  Basic earnings (loss) per share             0.01           (0.02)           0.06           0.09           0.13
  Diluted earnings (loss) per share           0.01           (0.02)           0.06           0.09           0.13

The change in operating income (loss) compared to the amounts recorded in the respective 10-Q and 10-K Forms previously filed with the SEC relates to a reclassification of the income or loss resulting from our investments in partially owned companies from administrative and general to other income, net. These reclassifications do not have any impact on net income and are immaterial to the financial statements overall.

17. SUBSEQUENT EVENT

In May 2005, the Company acquired privately held Adlex, Incorporated, a technology development company, for approximately $36 million in cash. The acquisition will be accounted for as a purchase and, accordingly, assets and liabilities acquired will be recorded at fair value as of the acquisition date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

ITEM 9A.    CONTROLS AND PROCEDURES

  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

  The Company maintains disclosure controls and procedures that are designed to ensure material information required to be disclosed in the Company's reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.

  As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, at the reasonable assurance level, to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

  MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is defined under applicable Securities and Exchange Commission rules as a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer and effected by the Company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

      - pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

      - provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

      - provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

  As of March 31, 2005, management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company's internal control over financial reporting was effective, as of March 31, 2005, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

  Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of the Company's internal control over financial reporting as of March 31, 2005. The report, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of March 31, 2005, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

  No changes in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Shareholders of Compuware Corporation:

  We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Compuware Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

  A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

  Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended March 31, 2005 of the Company and our report dated June 7, 2005 expressed an unqualified opinion on those financial statements and the financial statement schedule.

  DELOITTE & TOUCHE LLP

  Detroit, Michigan
  June 7, 2005

ITEM 9B.    OTHER INFORMATION

  None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item is contained in the Proxy Statement under the captions "Corporate Governance" (excluding the Report of the Audit Committee), "Election of Directors" and "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

  The information required by this Item is contained in the Proxy Statement under the caption "Ratification of Appointment of the Independent Registered Public Accounting Firm" and is incorporated herein by reference.

                                     PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

      (a) DOCUMENTS FILED AS PART OF THIS REPORT.

      1. CONSOLIDATED FINANCIAL STATEMENTS

            The following consolidated financial statements of the Company and its subsidiaries are filed herewith:

                                                                           Page
                                                                           -----
Report of Independent Registered Public Accounting Firm                       33

Consolidated Balance Sheets as of March 31, 2005 and 2004                     34

Consolidated Statements of Operations for each of the years
ended March 31, 2005, 2004, and 2003                                          35

Consolidated Statements of Shareholders' Equity for each of
the years ended March 31, 2005, 2004, and 2003                                36

Consolidated Statements of Cash Flows for each of the years
ended March 31, 2005, 2004, and 2003                                          37

Notes to Consolidated Financial Statements                                 38-60

      2. FINANCIAL STATEMENT SCHEDULE INCLUDED IN PART IV OF THIS FORM:

Schedule II - Valuation and Qualifying Accounts and Reserves                  69

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

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington Hills, State of Michigan on June 7, 2005.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                                   Title                                     Date
        ---------                                   -----                                     ----
/S/ PETER KARMANOS, JR.        Chairman of the Board, Chief Executive Officer             June 7, 2005
--------------------------
     Peter Karmanos, Jr.       And Director (Principal Executive Officer)

/S/ LAURA L. FOURNIER          Senior Vice President, Chief Financial Officer             June 7, 2005
--------------------------
      Laura L. Fournier        and Treasurer (Chief Financial and Accounting Officer)

/S/ DENNIS W. ARCHER           Director                                                   June 7, 2005
--------------------------
     Dennis W. Archer

/S/ GURMINDER S. BEDI          Director                                                   June 9, 2005
--------------------------
      Gurminder S. Bedi

/S/ ELAINE K. DIDIER           Director                                                   June 2, 2005
--------------------------
      Elaine K. Didier

/S/ WILLIAM O. GRABE           Director                                                   June 7, 2005
--------------------------
      William O. Grabe

/S/ WILLIAM R. HALLING         Director                                                   June 2, 2005
--------------------------
      William R. Halling

/S/ FAYE A. NELSON             Director                                                   June 6, 2005
--------------------------
       Faye A. Nelson

/S/ GLENDA D. PRICE            Director                                                   June 7, 2005
--------------------------
      Glenda D. Price

/S/ W. JAMES PROWSE            Director                                                   June 2, 2005
--------------------------
       W. James Prowse

/S/ G. SCOTT ROMNEY            Director                                                   June 7, 2005
--------------------------
      G. Scott Romney

/S/ LOWELL P. WEICKER, JR.     Director                                                   June 7, 2005
--------------------------
    Lowell P. Weicker, Jr.

                                    EXHIBITS

The following exhibits are filed herewith or incorporated by reference. Each management contract or compensatory plan or arrangement filed as an exhibit to this report is identified below with an asterisk before the exhibit number. The Company's SEC file number is 000-20900.

Exhibit
Number         Description of Document
-------        -----------------------
2.3            Asset Purchase Agreement, dated February 4, 2004, by and between
               Compuware Corporation and Covisint, LLC. (12)

2.4            Amended and Restated Share Purchase Agreement among 3087769 Nova
               Scotia Company and Compuware Corporation and Changepoint
               Corporation and Each of the Sellers, dated as of April 27, 2004.
               (12)

2.5            Asset Purchase Agreement among Compuware Corporation, DevStream
               Corporation, Mario Ciabarro, Jaimie Ciabarro and Thomas Cross, dated as of October 1, 2004. (14)

2.6            Agreement and Plan of Merger dated May 6, 2005 by and among
               Compuware Corporation, Compuware Acquisition Corp., Adlex, Inc., and with respect to Article VIII, Tad Witkowicz, as Shareholder
               Representative. (16)

3(i).1 Restated Articles of Incorporation of Compuware Corporation, as amended, as of October 25, 2000. (9)

3(i).1         Amended and Restated Bylaws of Compuware Corporation, as of
               January 3, 2002. (13)

4.0            Rights Agreement dated as of October 25, 2000 between Compuware
               Corporation and Equiserve Trust Company, N.A., as Rights Agent.
               (7)

4.1            Warrant dated November 16, 2001 (10)

4.2            Revolving Credit Agreement dated as of May 2, 2003, between
               Compuware Corporation and Comerica Bank (11)

4.3            Amendment No. 1 to Credit Agreement, dated as of April 30, 2004.
               (12)

4.4            Amendment No. 2, dated as of July 29, 2004, Revolving Credit
               Agreement dated as of May 2, 2003, between Compuware Corporation and Comerica Bank. (14)

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

*10.86         First Amendment to 1992 Stock Option Plan (2)

*10.87         First Amendment to 1993 Stock Option Plan (2)

*10.88         First Amendment to 1996 Stock Option Plan (2)

*10.89         First Amendment to Stock Option Plan For Non-Employee Directors
               (4)

*10.90         Phantom Stock Plan (11)

*10.91         Nonqualified Stock Option Agreement for Executive Officers (14)

*10.92         Nonqualified Stock Option Agreement for Outside Directors (14)

*10.93         Phantom Share Award Agreement (14)


*10.94         Executive Incentive Plan - Corporate (14)

*10.95         Settlement Agreement dated March 21, 2005 by and among Compuware
               Corporation and International Business Machines Corporation (15)

*10.96         First Amendment to the Compuware Corporation 2002 Directors
               Phantom Stock Plan (17)

21.1           Subsidiaries of the Registrant (18)

23.1           Consent of Independent Registered Public Accounting Firm (18)

31.1           Certification of Chief Executive Officer, Pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002. (18)

31.2           Certification of Chief Financial Officer, Pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002. (18)

32             Certification Pursuant to 18 U.S.C. Section 1350, as adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)

----------

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

(11) Incorporated by reference to the corresponding exhibit to the fiscal 2003 Annual Report on Form 10-K.

(12) Incorporated by reference to the corresponding exhibit to the fiscal 2004 Annual Report on Form 10-K.

(13) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

(14) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

(15) Incorporated by reference to the corresponding exhibit to the Form 8-K filed on March 21, 2005

(16) Incorporated by reference to the corresponding exhibit to the Form 8-K filed on May 9, 2005.

(17) Incorporated by reference to the corresponding exhibit to the Form 8-K/A filed on May 17, 2005.

(18)  Filed herewith

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    YEARS ENDED MARCH 31, 2005, 2004 AND 2003
                                 (IN THOUSANDS)

            COLUMN A                     COLUMN B                   COLUMN C                    COLUMN D          COLUMN E
--------------------------------        ----------       ------------------------------        -----------       ----------
                                                                   ADDITIONS
                                                         ------------------------------
                                                                                (2)
                                                                              CHARGED
                                        BALANCE AT          CHARGED           TO OTHER            (1)            BALANCE AT
                                        BEGINNING          TO COSTS           ACCOUNTS-        DEDUCTIONS-         END OF
          DESCRIPTION                   OF PERIOD        AND EXPENSES         DESCRIBE          DESCRIBE           PERIOD
--------------------------------        ----------       ------------        ----------        -----------       ----------
Allowance for doubtful accounts:
       Year ended March 31, 2005        $   22,565        $   (2,393)        $      300        $    2,388        $   18,084
       Year ended March 31, 2004            26,543             2,711                                6,689            22,565
       Year ended March 31, 2003            23,190            10,139                                6,786            26,543

(1) Write-off of uncollectible accounts, product maintenance cancellations and service cost overruns.

(2) Allowance for doubtful accounts related to the Changepoint acquisition.

                                  Exhibit Index

Exhibit Number        Description
--------------        -----------
21.1                  Subsidiaries of the Registrant

23.1                  Consent of Independent Registered Public Accounting Firm

31.1                  Certification of Chief Executive Officer, Pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002.

31.2                  Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32                    Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002.