Form 10-Q
period 2005-06-30
COMPUWARE CORP
filed 2005-08-08
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of August 1, 2005, there were outstanding 388,065,541 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 31 pages

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 2005 and March 31, 2005                                     3

         Condensed Consolidated Statements of Operations
         for the three months ended June 30, 2005 and 2004                    4

         Condensed Consolidated Statements of Cash Flows
         for the three months ended June 30, 2005 and 2004                    5

         Notes to Condensed Consolidated Financial
         Statements                                                           6

         Report of Independent Registered Public Accounting Firm             17

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          28

Item 4.  Controls and Procedures                                             28


PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         29

Item 6.  Exhibits                                                            30

SIGNATURES                                                                   31

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        JUNE 30,      MARCH 31,
                              ASSETS                     2005           2005
                                                      ----------     ----------
                                                      (UNAUDITED)
 CURRENT ASSETS:
   Cash and cash equivalents                          $  517,283     $  497,687
   Investments                                           297,808        299,715
   Accounts receivable, net                              410,350        448,611
   Deferred tax asset, net                                30,905         35,726
   Income taxes refundable, net                           36,278         32,609
   Prepaid expenses and other current assets              27,181         24,369
   Building - held for sale                               19,702         19,702
                                                      ----------     ----------
           Total current assets                        1,339,507      1,358,419
                                                      ----------     ----------

 INVESTMENTS                                              48,761         69,169
                                                      ----------     ----------

 PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                         409,368        418,241
                                                      ----------     ----------

 CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION                                           58,313         54,043
                                                      ----------     ----------

 OTHER:
   Accounts receivable                                   235,856        248,686
   Deferred tax asset, net                                                1,804
   Goodwill                                              319,445        293,391
   Other                                                  35,688         34,465
                                                      ----------     ----------
           Total other assets                            590,989        578,346
                                                      ----------     ----------

 TOTAL ASSETS                                         $2,446,938     $2,478,218
                                                      ==========     ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                                   $   22,094     $   36,439
   Accrued expenses                                      140,594        168,600
   Deferred revenue                                      397,940        373,157
                                                      ----------     ----------
           Total current liabilities                     560,628        578,196

 DEFERRED REVENUE                                        332,591        364,270

 ACCRUED EXPENSES                                         17,304         19,597

 DEFERRED TAX LIABILITY, NET                               2,129
                                                      ----------     ----------
           Total liabilities                             912,652        962,063
                                                      ----------     ----------

 SHAREHOLDERS' EQUITY:
   Common stock                                            3,877          3,884
   Additional paid-in capital                            748,264        744,747
   Retained earnings                                     774,434        757,597
   Foreign currency translation adjustment                 7,711          9,927
                                                      ----------     ----------
           Total shareholders' equity                  1,534,286      1,516,155
                                                      ----------     ----------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $2,446,938     $2,478,218
                                                      ==========     ==========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                            THREE MONTHS ENDED
                                                 JUNE 30,
                                      ------------------------------
                                           2005            2004
                                      --------------  --------------
REVENUES:
  Software license fees               $       68,022  $       54,103
  Maintenance fees                           107,374         103,501
  Professional services fees                 121,932         129,449
                                      --------------  --------------

       Total revenues                        297,328         287,053
                                      --------------  --------------

OPERATING EXPENSES:
  Cost of software license fees                5,687           7,809
  Cost of professional services              106,245         118,850
  Technology development and support          35,653          40,891
  Sales and marketing                         72,037          70,733
  Administrative and general                  48,229          51,691
                                      --------------  --------------

       Total operating expenses              267,851         289,974
                                      --------------  --------------

INCOME (LOSS) FROM OPERATIONS                 29,477          (2,921)

OTHER INCOME                                   6,733           3,816
                                      --------------  --------------

INCOME BEFORE INCOME TAXES                    36,210             895

INCOME TAX PROVISION                          11,587             251
                                      --------------  --------------

NET INCOME                            $       24,623  $          644
                                      ==============  ==============

Basic earnings per share              $         0.06  $         0.00
                                      ==============  ==============

Diluted earnings per share            $         0.06  $         0.00
                                      ==============  ==============

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                    JUNE 30,
                                                           -------------------------
                                                              2005           2004
                                                           ----------     ----------
 CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                              $   24,623     $      644
   Adjustments to reconcile net income to cash provided
       by operations:
       Depreciation and amortization                           12,842         15,199
       Tax benefit from exercise of stock options                 508            227
       Issuance of common stock to ESOP                                        4,872
       Acquisition tax benefits                                 1,751          1,802
       Deferred income taxes                                    7,280          6,001
       Other                                                    4,469            545
       Net change in assets and liabilities, net of
         effects from acquisitions:
         Accounts receivable                                   38,350         45,971
         Prepaid expenses and other current assets             (2,705)        (3,685)
         Other assets                                            (680)           497
         Accounts payable and accrued expenses                (40,784)       (40,569)
         Deferred revenue                                       6,461         14,253
         Income taxes                                          (3,482)       (15,785)
                                                           ----------     ----------
              Net cash provided by operating activities        48,633         29,972
                                                           ----------     ----------

 CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of:
       Businesses, net of cash acquired                       (30,917)       (96,993)
       Property and equipment                                  (3,120)        (3,952)
       Capitalized software                                    (5,324)        (3,013)
   Investments:
       Proceeds                                               100,904         71,306
       Purchases                                              (79,077)       (81,147)
                                                           ----------     ----------
              Net cash used in investing activities           (17,534)      (113,799)
                                                           ----------     ----------

 CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options                  1,774            892
   Contribution to stock purchase plans                         2,405          2,206
   Repurchase of common stock                                 (10,770)
                                                           ----------     ----------
              Net cash provided by (used in)
                financing activities                           (6,591)         3,098
                                                           ----------     ----------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (4,912)          (509)
                                                           ----------     ----------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          19,596        (81,238)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             497,687        454,916
                                                           ----------     ----------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  517,283     $  373,678
                                                           ==========     ==========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2005, final amounts may differ from these estimates.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2005 included in the Company's Annual Report to Shareholders on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at March 31, 2005 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years.

Certain amounts in the fiscal 2005 financial statements have been reclassified to conform to the fiscal 2006 presentation. These reclassifications do not affect net income and are immaterial to the financial statements overall.

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

Software license fees - The Company's software license agreements provide its customers with a right to use its software perpetually (perpetual licenses) or during a defined term (term licenses). Perpetual license fee revenue is recognized using the residual method under which the fair value, based on vendor specific objective evidence (VSOE), of all undelivered elements of the agreement (e.g., maintenance and professional services) is deferred. VSOE is based on rates charged for maintenance and professional services when sold separately. The remaining portion of the fee, net of discretionary discounts (the residual), is recognized as license fee revenue upon shipment of the products, provided that no significant obligations remain and collection of the related receivable is deemed probable. For term licenses and for agreements in which the fair value of the undelivered elements cannot be determined using VSOE (e.g.,

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

transactions that include an option to exchange or select products in the future), the Company recognizes the license fee revenue on a ratable basis over the term of the license agreement.

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

Professional services fees - Professional services fees are generally based on hourly or daily rates; therefore, revenues from professional services are recognized in the period the services are performed, provided that collection of the related receivable is deemed probable. However, for software development services rendered under fixed-price contracts, revenue is recognized using the percentage of completion method. Certain professional services contracts include up-front implementation services and on-going support for the project. Revenue associated with these contracts is recognized over the support period as the customer derives value from the services, consistent with the proportional performance method.

Capitalized Software - Capitalized software includes the costs of purchased and internally developed software products and is stated at the lower of unamortized cost or net realizable value. Capitalization of internally developed software products begins when technological feasibility of the product is established. Technology development and support includes primarily the costs of programming personnel associated with product development and support net of amounts capitalized.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

Goodwill - Goodwill and those intangible assets with indefinite lives are tested for impairment annually and/or when events or circumstances indicate that their fair value has been reduced below carrying value. The Company evaluated its goodwill as of March 31, 2005 and determined there was no impairment.

Income Taxes - The Company accounts for income taxes using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements.

Stock-Based Compensation - Through June 30, 2005, in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" and SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applied APB Opinion No. 25 and related Interpretations in accounting for its plans. Stock options are granted at current market prices at the date of grant. Therefore, no compensation cost has been recognized for the Company's fixed stock option plans or its stock purchase plans.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for the three months ended June 30, 2005 and 2004, consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except earnings (loss) per share data):

                                               Three Months Ended
                                                    June 30,
                                           --------------------------
                                              2005            2004
                                           ----------      ----------
Net income:
  As reported                              $   24,623      $      644
  Compensation cost, net of tax                (2,494)         (7,268)
                                           ----------      ----------
  Pro forma                                $   22,129      $   (6,624)
                                           ==========      ==========

Earnings (loss) per share:
  As reported:
     Basic earnings per share              $     0.06      $     0.00
     Diluted earnings per share                  0.06            0.00

  Pro forma:
     Basic earnings (loss) per share             0.06           (0.02)
     Diluted earnings (loss) per share           0.06           (0.02)

The pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in the first quarter of fiscal 2006 and 2005, respectively: expected volatility of 74.27% and 47.79%; risk-free interest rates of 3.61% and 3.91%; and expected lives at date of grant of 5.0 years. Dividend yields were not a factor as the Company has never issued cash dividends. The weighted-average fair value of the option rights granted during the first quarter of fiscal 2006 and 2005 was $4.32 and $3.48, respectively.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

Under SFAS No. 123, the fair value of the employees' stock purchase rights acquired by participation in the Employee Stock Purchase Plan were estimated using the Black-Scholes model with assumptions comparable to the stock option plans above. The weighted-average fair value of the purchase rights granted in the first quarter of fiscal 2006 was $1.44.


NOTE 2 - ACQUISITIONS

In May 2005, the Company acquired Adlex, Inc., a privately owned software company that helps companies manage the quality of service that business critical applications deliver to end users, for approximately $36.0 million in cash. The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, "Business Combinations" and, accordingly, the assets and liabilities acquired have been recorded at preliminary fair value as of the acquisition date. The purchase price exceeded the fair value of the acquired assets and liabilities by $26.2 million and was recorded to goodwill. Intangible assets subject to amortization totaled $5.4 million of which $3.5 million and $1.5 million, respectively, related to purchased software and customer relationships each with a useful life of five years. The remaining intangible assets subject to amortization have a useful life of two years.

In October 2004, the Company acquired certain assets and liabilities of DevStream Corporation ("DevStream"), a privately owned software company, for $8 million in cash and estimated future payments of $1.9 million. The additional payments will be calculated based on a percentage of the revenue associated with the DevStream products during the first 27 months after the acquisition date. The acquisition has been accounted for as a purchase and, accordingly, the assets and liabilities acquired have been recorded at fair value as of the acquisition date.

In May 2004, the Company acquired privately held Changepoint Corporation, a market-leading provider of IT Governance application software for approximately $100 million in cash. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the acquisition date.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

NOTE 3 - COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share data were computed as follows (in thousands, except for per share data):

                                                     Three Months Ended
                                                          June 30,
                                                    ---------------------
                                                      2005         2004
                                                    --------     --------
BASIC EARNINGS PER SHARE:
Numerator: Net income                               $ 24,623     $    644
                                                    --------     --------
Denominator:
     Weighted-average common shares outstanding      388,243      385,584
                                                    --------     --------
Basic earnings per share                            $   0.06     $   0.00
                                                    ========     ========

DILUTED EARNINGS PER SHARE:
Numerator: Net income                               $ 24,623     $    644
                                                    --------     --------
Denominator:
     Weighted-average common shares outstanding      388,243      385,584
     Dilutive effect of stock options                  1,680        2,842
                                                    --------     --------
     Total shares                                    389,923      388,426
                                                    --------     --------
Diluted earnings per share                          $   0.06     $   0.00
                                                    ========     ========

During the three months ended June 30, 2005, stock options to purchase a total of approximately 58,121,000 shares were excluded from the diluted earnings per share calculation because they were anti-dilutive. During the three months ended June 30, 2004, stock options and a warrant to purchase a total of approximately 54,810,000 shares were excluded from the diluted earnings per share calculation because they were anti-dilutive.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes foreign currency translation gains and losses that have been excluded from net income and reflected in equity. Total comprehensive income (loss) is summarized as follows (in thousands):

                                         Three Months Ended
                                             June 30,
                                      ----------------------
                                        2005          2004
                                      --------      --------
Net income                            $ 24,623      $    644
Foreign currency translation
     adjustment, net of tax             (2,216)       (3,153)
                                      --------      --------
Total comprehensive income (loss)     $ 22,407      $ (2,509)
                                      ========      ========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)


NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

The components of the Company's intangible assets were as follows (in thousands):

                                                     June 30, 2005
                                  -----------------------------------------------------
                                  Gross Carrying       Accumulated        Net Carrying
                                      Amount          Amortization           Amount
                                  --------------     --------------      --------------
Unamortized intangible assets:
   Trademarks (1)                 $        5,809                         $        5,809
                                  ==============     ==============      ==============

Amortized intangible assets:
   Capitalized software (2)       $      278,730     $     (220,417)     $       58,313
   Customer relationship
     agreements (3)                        6,607             (1,217)              5,390
   Non-compete agreements (3)              1,910               (639)              1,271
   Other (4)                               7,285             (5,240)              2,045
                                  --------------     --------------      --------------
Total amortized intangible assets $      294,532     $     (227,513)     $       67,019
                                  ==============     ==============      ==============

                                                     March 31, 2005
                                  -----------------------------------------------------
                                  Gross Carrying      Accumulated         Net Carrying
                                      Amount          Amortization           Amount
                                  --------------     --------------      --------------
Unamortized intangible assets:
   Trademarks (1)                 $        5,821                         $        5,821
                                  ==============     ==============      ==============

Amortized intangible assets:
   Capitalized software (2)       $      269,912     $     (215,869)     $       54,043
   Customer relationship
     agreements (3)                        5,123               (939)              4,184
   Non-compete agreements (3)              1,626               (497)              1,129
   Other (4)                               7,185             (5,071)              2,114
                                  --------------     --------------      --------------
Total amortized intangible assets $      283,846     $     (222,376)     $       61,470
                                  ==============     ==============      ==============

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

(3) Customer relationship agreements and non-compete agreements were acquired as part of the Adlex acquisition in fiscal 2006 and Changepoint acquisition in fiscal 2005. The customer relationship agreements are being amortized over five years. The non-compete agreements are being amortized over three years.

(4) Other amortized intangible assets include trademarks associated with past product acquisitions with a useful life of ten years, trademarks associated with the Adlex acquisition with a useful life of two years and Covisint customer contracts that have a useful life of three years.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)


Changes in the carrying amounts of goodwill for the three months ended June 30, 2005 were as follows (in thousands):


Goodwill:                               Products       Services         Total
                                        ---------      ---------      ---------
   Balance at March 31, 2005, net       $ 152,044      $ 141,347      $ 293,391
   Acquisition                             26,244                        26,244
   Adjustments to previously recorded
     purchase price                            49                            49
   Effect of foreign currency
     translation                               (2)          (237)          (239)
                                        ---------      ---------      ---------
   Balance at June 30, 2005, net        $ 178,335      $ 141,110      $ 319,445
                                        =========      =========      =========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)


NOTE 6 - SEGMENTS

The Company operates in two business segments in the technology industry: products and professional services. The Company provides software products and professional services to IT organizations that help IT professionals efficiently develop, implement and support the applications that run their businesses.

Financial information for the Company's business segments is as follows (in thousands):

                                                          Three Months Ended
                                                               June 30,
                                                       ------------------------
                                                         2005           2004
                                                       ---------      ---------
Revenues:
    Products:
       Mainframe                                       $ 123,376      $ 113,736
       Distributed systems                                52,020         43,868
                                                       ---------      ---------
          Total product revenue                          175,396        157,604
    Professional services                                121,932        129,449
                                                       ---------      ---------
Total revenues                                         $ 297,328      $ 287,053
                                                       =========      =========

Operating expenses:
    Products                                           $ 113,377      $ 119,433
    Professional services                                106,245        118,850
    Administrative and general                            48,229         51,691
                                                       ---------      ---------
Total operating expenses                               $ 267,851      $ 289,974
                                                       =========      =========

Income (loss) from operations before other income:
    Products                                           $  62,019      $  38,171
    Professional services                                 15,687         10,599
    Administrative and general                           (48,229)       (51,691)
                                                       ---------      ---------
Income (loss) from operations
  before other income                                     29,477         (2,921)
    Other income                                           6,733          3,816
                                                       ---------      ---------
Income before income taxes                             $  36,210      $     895
                                                       =========      =========

Financial information regarding geographic operations is presented in the table below (in thousands):

                                                           Three Months Ended
                                                                June 30,
                                                        -----------------------
                                                          2005           2004
                                                        ---------     ---------
Revenues:
    United States                                       $ 199,481     $ 203,550
    Europe and Africa                                      75,483        64,144
    Other international operations                         22,364        19,359
                                                        ---------     ---------
Total revenues                                          $ 297,328     $ 287,053
                                                        =========     =========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)


NOTE 7 - RESTRUCTURING ACCRUAL

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

The following table summarizes the restructuring accrual as of March 31, 2005, and charges against the accrual during the first three months of fiscal 2006 (in thousands):

                                                          Charges and
                                                      adjustments against
                                       Balance at     the accrual during      Balance at
                                       March 31,       the quarter ended        June 30,
                                          2005         June 30, 2005 (a)         2005
                                      -----------     -------------------     ----------
Employee termination benefits         $        25     $                15     $       10
Facilities costs (primarily lease
  abandonments)                            10,793                   1,463          9,330
Legal, consulting and
  outplacement costs                           10                      10              -
                                      -----------     -------------------     ----------

Total restructuring accrual           $    10,828     $             1,488     $    9,340
                                      ===========     ===================     ==========

(a) During the first quarter of 2006, the Company recorded a reduction of $846,000 in the restructuring accrual related to subleases of abandoned lease space in excess of what was originally anticipated. The adjustment was included in administrative and general expense.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)


NOTE 8 - CONTINGENCIES

The Company and one of its employees are parties to a libel lawsuit filed in April 2002 by two former employees titled Mary McCarthy O'Lee and Aidan O'Lee v. Compuware Corp., et al., Case No. 406409, Superior Court of the State of California, City and County of San Francisco. Plaintiff alleged damages totaling $1 million. The case was tried to a jury in late June and early July 2005. The jury rendered a verdict against the Company and awarded plaintiffs a total of $1.15 million in compensatory and $10 million in punitive damages. The Company has filed post-trial motions with the trial court to set aside the verdict or to order a new trial. Those motions are scheduled to be heard in mid-August 2005. The Company believes its ultimate financial exposure in this matter will be significantly less than the amount awarded by the jury. As of June 30, 2005, the Company has accrued a portion of the compensatory damages as the estimated probable amount for this verdict.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Compuware Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of June 30, 2005, and the related condensed consolidated statements of operations and of cash flows for the three-month periods ended June 30, 2005 and 2004. These consolidated interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company and subsidiaries as of March 31, 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated June 7, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP


Detroit, Michigan
August 5, 2005

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

This discussion contains certain forward-looking statements within the meaning of the federal securities laws which are identified by the use of the words "believes," "expects," "anticipates," "will," "contemplates," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those discussed below, contained elsewhere in this report, and in our 2005 Form 10-K filed with the Securities and Exchange Commission and could cause actual results to differ materially from the results implied by these or any other forward-looking statements made by us, or on our behalf. There can be no assurance that future results will meet expectations. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by applicable law, we do not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

- While we are expanding our focus on distributed software products, a majority of our revenue from software products is dependent on our customers' continued use of International Business Machines Corp. ("IBM") and IBM-compatible mainframe products and on the acceptance of our pricing structure for software licenses and maintenance. The pricing of our software licenses and maintenance is under constant pressure from customers and competitive vendors.

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

- Our results could be adversely affected by increased competition and pricing pressures. We consider over 40 firms to be directly competitive with one or more of our products. These competitors include but are not limited to BMC Software, Inc., Borland Software Corp., Computer Associates International, Inc., IBM and Mercury Interactive Corporation. Some of these competitors have substantially greater financial, marketing, recruiting and training resources than we do.

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

- Historical seasonality in license revenue cannot be relied on as an indicator of future performance due to the current economic conditions affecting the information technology ("IT") industry and to the varying structure of customer arrangements and the associated revenue recognition requirements.

- Changes in world economies could cause customers to delay or forego decisions to license new products or upgrades to their existing environments or to reduce their requirements for professional services, and this could adversely affect our operating results.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


OVERVIEW

In this section, we discuss our results of operations on a segment basis for each of our financial reporting segments. We operate in two business segments in the technology industry: products and professional services. We evaluate segment performance based primarily on segment contribution before corporate expenses. References to years are to fiscal years ended March 31. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included elsewhere in this report and our annual report on Form 10-K for the fiscal year ended March 31, 2005, particularly "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

The following occurred during the first quarter of 2006:

- Released 4 mainframe and 4 distributed product updates designed to increase the productivity of the IT departments of our customers.

- Acquired Adlex, Inc., a privately owned software company that helps companies manage the quality of service that business critical applications deliver to end users.

- Achieved a products contribution margin of 35.4% in the first quarter of 2006 compared to 24.2% in the first quarter of 2005. The primary reason for the improved contribution margin was a $12.2 million increase in mainframe license revenue driven by our File-Aid, Abend-Aid and Strobe product lines.

- Achieved an 18.6% increase compared to the first quarter of 2005 in distributed product revenue. The increase was a reflection of our continued focus on promoting our distributed products and an expanding maintenance base for those products.

- Improved the professional services margin from 8.2% in the first quarter of 2005 to 12.9% in the first quarter of 2006 through improved utilization of professional services personnel and, to a lesser extent, a concerted effort to reduce low margin subcontractor arrangements.

- Repurchased approximately 1.5 million shares of our common stock at an average price of $6.97 per share.

These results were achieved without revenue or other income related to the IBM agreement entered into in the fourth quarter of 2005. See Item 3 of our annual report on Form 10-K for the fiscal year ended March 31, 2005 for a summary of the agreement.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                             Percentage of
                                             Total Revenues
                                           ------------------
                                           Three Months Ended
                                                 June 30,           Period-
                                           ------------------      to-Period
                                            2005        2004        Change
                                           ------      ------      ---------
REVENUE:
    Software license fees                    22.9%       18.8%        25.7%
    Maintenance fees                         36.1        36.1          3.7
    Professional services fees               41.0        45.1         (5.8)
                                           ------      ------
       Total revenues                       100.0       100.0          3.6
                                           ------      ------

OPERATING EXPENSES:
    Cost of software license fees             1.9         2.7        (27.2)
    Cost of professional services            35.8        41.5        (10.6)
    Technology development and support       12.0        14.2        (12.8)
    Sales and marketing                      24.2        24.6          1.8
    Administrative and general               16.2        18.1         (6.7)
                                           ------      ------
       Total operating expenses              90.1       101.1         (7.6)
                                           ------      ------
Income (loss) from operations                 9.9        (1.1)           *
Other income                                  2.3         1.4         76.4
                                           ------      ------
Income before income taxes                   12.2         0.3            *
    Income tax provision                      3.9         0.1            *
                                           ------      ------
Net income                                    8.3%        0.2%           *
                                           ======      ======


* Not meaningful


SOFTWARE PRODUCTS

REVENUE

Our products are designed to support the complete application lifecycle: development and integration, quality assurance, production readiness, performance management and IT governance of the application to optimize performance in production. Product revenue, which consists of software license fees and maintenance fees, comprised 59.0% and 54.9% of total revenue during the first quarter of 2006 and 2005, respectively.

Distributed software product revenue increased $8.1 million or 18.6% during the first quarter of 2006 to $52.0 million from $43.9 million during the first quarter of 2005. The increased revenue was primarily due to an increase of $6.5 million in maintenance revenue as the installed base of our distributed products continues to expand.

Mainframe software product revenue increased $9.7 million or 8.5% during the first quarter of 2006 to $123.4 million from $113.7 million during the first quarter of 2005. The increased revenue was primarily due to an increase of $12.2 million in license revenue primarily related to

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


our File-Aid, Strobe and Abend-Aid product lines. Part of this increase was related to a large agreement including approximately $5.6 million of license revenue during the first quarter of 2006. The increased license revenue was partially offset by a $2.6 million decrease in mainframe maintenance revenue.

License revenue increased $13.9 million or 25.7% during the first quarter of 2006 to $68.0 million from $54.1 million during the first quarter of 2005. License revenue increased $1.2 million compared to the first quarter of 2005 due to fluctuations in foreign currencies. Excluding the favorable effect of foreign currency fluctuations, license revenue increased 23.5% during the first quarter of 2006. The increase was primarily related to File-Aid, Strobe and Abend-Aid license revenue.

Maintenance fees increased $3.9 million or 3.7% to $107.4 million during the first quarter of 2006 from $103.5 million during the first quarter of 2005. Maintenance fees increased $1.6 million compared to the first quarter due to fluctuations in foreign currencies. Excluding the favorable effect of foreign currency fluctuations, maintenance fees increased 2.2% during the first quarter of 2006. The increase was primarily due to increases in distributed maintenance revenue, offset by a $2.6 million decrease in mainframe maintenance revenue.

Product revenue by geographic location is presented in the table below (in thousands):

                                      Three Months Ended
                                          June 30,
                                   -----------------------
                                     2005          2004
                                   ---------     ---------
United States                      $  94,866     $  88,915
Europe and Africa                     59,278        50,353
Other international operations        21,252        18,336
                                   ---------     ---------
Total product revenue              $ 175,396     $ 157,604
                                   =========     =========


PRODUCT CONTRIBUTION AND EXPENSES

Financial information for the product segment is as follows (in thousands):

                                      Three Months Ended
                                          June 30,
                                   -----------------------
                                      2005          2004
                                    ---------     ---------
Revenue                             $ 175,396     $ 157,604
Expenses                              113,377       119,433
                                    ---------     ---------
Product contribution                $  62,019     $  38,171
                                    =========     =========


The product segment generated contribution margins of 35.4% and 24.2% during the first quarter of 2006 and 2005, respectively. Product expenses include cost of software license fees, technology development and support costs and sales and marketing expenses. These expenses are discussed below.

Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers and the cost of author royalties. As a percentage of software license fees, cost of software license fees were 8.4% and 14.4% in the

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


first quarter of 2006 and 2005, respectively. The decrease in cost of software license fees for the first quarter of 2006 was primarily attributable to a reduction in amortization expense related to capitalized software acquired as a result of the Programart acquisition that became fully amortized in September 2004.

Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Also included here are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support technology initiatives. As a percentage of product revenue, costs of technology development and support were 20.3% and 25.9% in the first quarter of 2006 and 2005, respectively.

The decrease in technology development and support expense for the first quarter of 2006 was primarily attributable to lower compensation and benefit costs of approximately $3.8 million due to a reduction in average employee headcount and $1.8 million due to increased capitalization of development costs associated with new product releases that had reached technological feasibility ("capitalization phase"). Due to timing, a higher volume of projects were in the capitalization phase during the first quarter of 2006 compared to the first quarter of 2005.

Capitalization of internally developed software products begins when the technological feasibility of the product is established. Before the capitalization of internally developed software products, total research and development expenditures for the first quarter of 2006 decreased $3.4 million, or 7.7%, to $40.5 million from $43.9 million in the first quarter of 2005.

Sales and marketing costs consist primarily of personnel related costs associated with product direct sales and sales support, marketing for all our offerings, and personnel costs associated with new sales initiatives. For the first quarter of 2006, sales and marketing costs increased $1.3 million, or 1.8%, to $72.0 million from $70.7 million in the first quarter of 2005. The increase in sales and marketing costs for the first quarter was primarily attributable to severance expense incurred in our European operations due to a sales realignment that reduced headcount, partially offset by lower compensation and benefit costs incurred in the United States due to lower average headcount also associated with the sales realignment. As a percentage of product revenue, sales and marketing costs were 41.1% and 44.9% in the first quarter of 2006 and 2005, respectively.


PROFESSIONAL SERVICES

REVENUE

We offer a broad range of IT services to help businesses make the most of their IT assets. Some of these services include outsourcing and co-sourcing, application management, product solutions, project management, enterprise resource planning and customer relationship management services, and our unique Compuware Application Reliability Solution, a comprehensive approach to application quality assurance. Revenue from professional services decreased $7.5 million or 5.8% during the first quarter of 2006 to $121.9 million compared to $129.4 million in the first quarter of 2005. The decrease in revenue for 2006 was primarily due to a reduction in subcontractor arrangements, along with a strategic move away from non-core professional services such as helpdesk, computer operations and non-technical project management. As we move forward, we are focusing on higher margin project development services and combined product and services solution arrangements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Professional services revenue by geographic location is presented in the table below (in thousands):

                                           Three Months Ended
                                               June 30,
                                        -----------------------
                                          2005          2004
                                        ---------     ---------
United States                           $ 104,615     $ 114,635
Europe and Africa                          16,205        13,791
Other international operations              1,112         1,023
                                        ---------     ---------
Total professional services revenue     $ 121,932     $ 129,449
                                        =========     =========


PROFESSIONAL SERVICES CONTRIBUTION AND EXPENSES

Financial information for the professional services segment is as follows (in thousands):


                                          Three Months Ended
                                              June 30,
                                       -----------------------
                                         2005           2004
                                       ---------     ---------
Revenue                                $ 121,932     $ 129,449
Expenses                                 106,245       118,850
                                       ---------     ---------
Professional services contribution     $  15,687     $  10,599
                                       =========     =========


During the first quarter of 2006, the professional services segment generated a contribution margin of 12.9%, compared to 8.2% during the first quarter of 2005. The increase was primarily due to improved utilization of professional services personnel and, to a lesser extent, ongoing efforts to reduce low margin subcontractor projects.

Cost of professional services consists primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Cost of professional services decreased $12.7 million or 10.6% during the first quarter of 2006 to $106.2 million compared to $118.9 million in the first quarter of 2005. The decrease in cost for the first quarter of 2006 was primarily attributable to lower compensation and benefit costs of approximately $8.0 million and a decrease in subcontractor costs of approximately $4.2 million. Compensation and benefit costs were lower due to a reduction in average employee headcount from the first three months of 2005 compared to the first three months of 2006.


CORPORATE AND OTHER EXPENSES

Administrative and general expenses primarily consist of costs associated with the corporate executive, finance, human resources, administrative, legal and corporate communications departments. In addition, administrative and general costs include all facility-related costs, such as rent, maintenance, depreciation expense, utilities, etc., associated with worldwide sales and professional services offices. Administrative and general expenses decreased $3.5 million, or 6.7% during the first quarter of 2006 to $48.2 million from $51.7 million during the first quarter of 2005. The decrease in cost for the first three months of 2006 was primarily attributable to a decline in external legal fees of approximately $7.3 million due to reduced legal costs

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


associated with the IBM litigation partially offset by a write down of $3.9 million related to a purchased software application that management, at this time, does not have plans to utilize.

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax provision was $11.6 million in the first quarter of 2006 and $251,000 for the first quarter of 2005, which represents an effective tax rate of 32% and 28%, respectively. The increase in the effective tax rate from 2005 to 2006 is primarily related to expected increases in income before income taxes. We have reviewed the provisions of the American Jobs Creation Act of 2004 and do not anticipate any changes to our effective tax rate as a result of this Act.

The effective income tax rates for the quarters ended June 30, 2005 and 2004 are below the statutory rate due to the impact of certain tax benefits discussed in
Note 12 of the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended March 31, 2005. Changes in net income or in the domestic/foreign composition of revenue may change the relative effect of these tax benefits and could result in additional changes to the effective income tax rate.


RESTRUCTURING ACCRUAL

In the fourth quarter of 2002, we adopted a restructuring plan to reorganize our operating divisions, primarily the professional services segment. These changes were designed to increase profitability by better aligning cost structures with current market conditions. See Note 7 to the Condensed Consolidated Financial Statements for changes in the restructuring accrual for the first three months of 2006.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2005. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2005 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of that report. There have been no material changes to that information during the first three months of 2006.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, cash and cash equivalents and investments totaled approximately $863.9 million. During the first three months of 2006 and 2005, cash flow from operations was $48.6 million and $30.0 million, respectively. The increase was primarily due to a decrease in cash paid for salaries and benefits due to lower headcount, primarily within the professional services and technology development and support segments. During the first three months of 2006 and 2005, capital expenditures including property and equipment and capitalized research and software development totaled $8.4 million and $7.0 million, respectively.

We hold a $100 million revolving credit facility that would have matured on July 28, 2005 (see Note 9 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2005 for a description of the facility). During the second quarter of 2006, the credit facility was extended through July 27, 2006 on the same terms. No borrowings have occurred under this facility since inception.

During fiscal 2005, we implemented a plan to market and sell the former headquarters building in Farmington Hills, Michigan. The building is classified in current assets as held for sale. We evaluated whether the current carrying value of the building was impaired and, based on an independent appraisal of the building, concluded that no impairment charge should be recorded at June 30, 2005.

On May 6, 2003, the Board of Directors authorized the repurchase of up to $125 million of our common stock. Our purchases of stock may occur on the open market, through negotiated or block transactions based upon market and business conditions. During the first quarter of 2006, we repurchased approximately 1.5 million shares of our common stock under this program at an average price of $6.97 per share. Approximately $113.2 million remains for future purchases under this program.

In May 2005, we acquired privately held Adlex, Incorporated, a privately owned software company that helps companies manage the quality of service that business critical applications deliver to end users, for approximately $36 million in cash. The acquisition has been accounted

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


for as a purchase and, accordingly, assets and liabilities acquired have been recorded at preliminary fair value as of the acquisition date.

We continue to evaluate business acquisition opportunities that fit our strategic plans.

We believe available cash resources, together with cash flow from operations, will be sufficient to meet cash needs for the foreseeable future.


CONTRACTUAL OBLIGATIONS

Our contractual obligations are described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended March 31, 2005. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business during the first three months of 2006.

                     COMPUWARE CORPORATION AND SUBSIDIARIES


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. There have been no material changes to our foreign exchange risk management strategy or our investment standards subsequent to March 31, 2005, therefore the market risks remain substantially unchanged since we filed the Annual Report on Form 10-K for the fiscal year ending March 31, 2005.


                         ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, to cause the material information required to be disclosed in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


       ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, the repurchases of common stock for the quarter ended June 30, 2005:

                                                                             Total number of     Approximate dollar
                                                                            shares repurchased     value of shares
                                                                           as part of publicly     that may yet be
                                         Total number of                        announced         purchased under
                                              shares        Average price  repurchase plan or       the plan or
                Period                     repurchased     paid per share        program            program (a)
                ------                   ---------------   --------------  -------------------   ------------------

As of March 31, 2005                                                                200,500    $      124,004,000

April 1, 2005 - April 30, 2005                                                      200,500           124,004,000

May 1, 2005 - May 31, 2005                       100,000   $        6.32            300,500           123,372,000

June 1, 2005 - June 30, 2005                   1,444,930            7.02          1,745,430           113,236,000
                                         ---------------   -------------

Total                                          1,544,930   $        6.97
                                         ===============   =============

(a) On May 7, 2003, we announced that the Board of Directors authorized the repurchase of up to $125 million of our common stock. Our purchases of stock may occur on the open market, through negotiated or block transactions based upon market and business conditions. Unless terminated earlier by resolution of our Board of Directors, the share repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS


        Exhibit
        Number    Description of Document

         2.6 Agreement and Plan of Merger dated May 6, 2005 by and among Compuware Corporation, Compuware Acquisition Corp., Adlex, Inc., and with respect to Article VIII, Tad Witkowicz, as Shareholder Representative. (1)

         4.5      Amendment No. 3 to Credit Agreement, dated July 28, 2005. (2)

         10.96 First Amendment to the Compuware Corporation 2002 Directors Phantom Stock Plan. (3)

         15       Independent Registered Public Accounting Firm's Awareness
                  Letter (4)

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. (4)

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. (4)

         32 Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act. (4)




(1) Incorporated by reference to the corresponding exhibit to the Form 8-K filed on May 9, 2005.

(2) Incorporated by reference to the exhibit to the Form 8-K filed on August 2, 2005.

(3) Incorporated by reference to the corresponding exhibit to the Form 8-K/A filed on May 17, 2005.

(4)      Filed herewith.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              COMPUWARE CORPORATION


Date:         August 5, 2005                  By:  /s/ Peter Karmanos, Jr.
              ---------------                      -----------------------

                                                       Peter Karmanos, Jr.
                                                       Chief Executive Officer
                                                       (duly authorized officer)


Date:         August 5, 2005                  By:  /s/ Laura L. Fournier
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