Form 10-Q
period 2005-09-30
COMPUWARE CORP
filed 2005-11-07
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

As of October 31, 2005, there were outstanding 387,448,499 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 31 pages

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         September 30, 2005 and March 31, 2005                                 3

         Condensed Consolidated Statements of Operations
         for the three and six months ended September 30, 2005 and 2004        4

         Condensed Consolidated Statements of Cash Flows
         for the six months ended September 30, 2005 and 2004                  5

         Notes to Condensed Consolidated Financial
         Statements                                                            6

         Report of Independent Registered Public Accounting Firm              17

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           28

Item 4.  Controls and Procedures                                              28


PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          29

Item 4.  Submission of Matters to a Vote of Security Holders                  30

Item 6.  Exhibits                                                             30

SIGNATURES                                                                    31

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                      SEPTEMBER 30,      MARCH 31,
                              ASSETS                      2005             2005
                                                      ------------      -----------
CURRENT ASSETS:
   Cash and cash equivalents                           $   550,903      $   497,687
   Investments                                             304,344          299,715
   Accounts receivable, net                                388,042          448,611
   Deferred tax asset, net                                  32,783           35,726
   Income taxes refundable, net                             46,694           32,609
   Prepaid expenses and other current assets                26,230           24,369
   Building - held for sale                                 15,700           19,702
                                                       -----------      -----------
     Total current assets                                1,364,696        1,358,419
                                                       -----------      -----------

INVESTMENTS                                                 27,274           69,169
                                                       -----------      -----------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION AND AMORTIZATION                            404,575          418,241
                                                       -----------      -----------

CAPITALIZED SOFTWARE, LESS ACCUMULATED
  AMORTIZATION                                              59,146           54,043
                                                       -----------      -----------

OTHER:
   Accounts receivable                                     226,141          248,686
   Deferred tax asset, net                                                    1,804
   Goodwill                                                318,468          293,391
   Other                                                    34,570           34,465
                                                       -----------      -----------
     Total other assets                                    579,179          578,346
                                                       -----------      -----------
TOTAL ASSETS                                           $ 2,434,870      $ 2,478,218
                                                       ===========      ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                    $    17,532      $    36,439
   Accrued expenses                                        151,817          168,600
   Deferred revenue                                        365,076          373,157
                                                       -----------      -----------
     Total current liabilities                             534,425          578,196

DEFERRED REVENUE                                           326,123          364,270

ACCRUED EXPENSES                                            16,080           19,597

DEFERRED TAX LIABILITY, NET                                  6,569
                                                       -----------      -----------
     Total liabilities                                     883,197          962,063
                                                       -----------      -----------

SHAREHOLDERS' EQUITY:
   Common stock                                              3,874            3,884
   Additional paid-in capital                              756,971          744,747
   Retained earnings                                       782,598          757,597
   Unrealized loss on marketable securities                   (227)
   Foreign currency translation adjustment                   8,457            9,927
                                                       -----------      -----------
     Total shareholders' equity                          1,551,673        1,516,155
                                                       -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 2,434,870      $ 2,478,218
                                                       ===========      ===========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                               SEPTEMBER 30,             SEPTEMBER 30,
                                          ---------------------     ---------------------
                                            2005         2004         2005         2004
                                          --------     --------     --------     --------
REVENUES:
   Software license fees                  $ 63,589     $ 65,662     $131,611     $119,765
   Maintenance fees                        110,901      104,771      218,275      208,272
   Professional services fees              118,156      125,035      240,088      254,484
                                          --------     --------     --------     --------

     Total revenues                        292,646      295,468      589,974      582,521
                                          --------     --------     --------     --------

OPERATING EXPENSES:
   Cost of software license fees             5,552        8,077       11,239       15,886
   Cost of professional services           104,944      112,934      211,189      231,784
   Technology development and support       34,400       40,789       70,053       81,680
   Sales and marketing                      68,198       79,322      140,235      150,055
   Administrative and general               51,299       48,222       99,528       99,913
                                          --------     --------     --------     --------

     Total operating expenses              264,393      289,344      532,244      579,318
                                          --------     --------     --------     --------

INCOME FROM OPERATIONS                      28,253        6,124       57,730        3,203

OTHER INCOME, NET                            7,852        4,167       14,585        7,983
                                          --------     --------     --------     --------

INCOME BEFORE INCOME TAXES                  36,105       10,291       72,315       11,186

INCOME TAX PROVISION                        11,915        2,881       23,502        3,132
                                          --------     --------     --------     --------

NET INCOME                                $ 24,190     $  7,410     $ 48,813     $  8,054
                                          ========     ========     ========     ========

Basic earnings per share                  $   0.06     $   0.02     $   0.13     $   0.02
                                          ========     ========     ========     ========

Diluted earnings per share                $   0.06     $   0.02     $   0.13     $   0.02
                                          ========     ========     ========     ========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 ------------------------
                                                                   2005            2004
                                                                 ---------      ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                    $  48,813      $   8,054
   Adjustments to reconcile net income to cash provided
     by operations:
     Depreciation and amortization                                  25,394         30,559
     Tax benefit from exercise of stock options                      3,054            249
     Issuance of common stock to ESOP                                               4,872
     Acquisition tax benefits                                        3,502          3,604
     Deferred income taxes                                          11,033          9,013
     Other                                                           8,910          1,250
     Net change in assets and liabilities, net of
       effects from acquisitions:
       Accounts receivable                                          70,402         30,746
       Prepaid expenses and other current assets                    (1,592)        (2,755)
       Other assets                                                   (506)           895
       Accounts payable and accrued expenses                       (33,706)       (36,979)
       Deferred revenue                                            (33,160)        (5,363)
       Income taxes                                                (13,863)         1,755
                                                                 ---------      ---------
         Net cash provided by operating activities                  88,281         45,900
                                                                 ---------      ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of:
     Businesses, net of cash acquired                              (30,917)       (96,993)
     Property and equipment                                         (6,321)       (17,963)
     Capitalized software                                          (10,732)        (7,694)
   Investments:
     Proceeds                                                      209,798        127,335
     Purchases                                                    (173,676)      (134,845)
                                                                 ---------      ---------
         Net cash used in investing activities                     (11,848)      (130,160)
                                                                 ---------      ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options                       8,678            985
   Contribution to stock purchase plans                              4,447          4,064
   Repurchase of common stock                                      (31,354)
                                                                 ---------      ---------
         Net cash provided by (used in) financing activities       (18,229)         5,049
                                                                 ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (4,988)           576
                                                                 ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                53,216        (78,635)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   497,687        454,916
                                                                 ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 550,903      $ 376,281
                                                                 =========      =========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at September 30, 2005, final amounts may differ from these estimates.

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

Software license fees - The Company's software license agreements provide its customers with a right to use its software perpetually (perpetual licenses) or during a defined term (term licenses). Perpetual license fee revenue is recognized using the residual method under which the fair value, based on vendor specific objective evidence ("VSOE"), of all undelivered elements of the agreement (e.g., maintenance and professional services) is deferred. VSOE is based on rates charged for maintenance and professional services when sold separately. The remaining portion of the fee, net of discretionary discounts (the residual), is recognized as license fee revenue upon shipment of the products, provided that no significant obligations remain and collection of the related receivable is deemed probable. For term licenses and for

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)


agreements in which the fair value of the undelivered elements cannot be determined using VSOE (e.g., transactions that include an option to exchange or select products in the future), the Company recognizes the license fee revenue on a ratable basis over the term of the license agreement.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

Stock-Based Compensation - Through September 30, 2005, in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure
- an amendment of FASB Statement No. 123" and SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applied APB Opinion No. 25 and related Interpretations in accounting for its plans. Stock options are granted at current market prices at the date of grant. Therefore, no compensation cost has been recognized for the Company's fixed stock option plans or its stock purchase plans.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for the three and six months ended September 30, 2005 and 2004, consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except earnings
(loss) per share data):

                                         Three Months Ended           Six Months Ended
                                            September 30,              September 30,
                                       -----------------------    -----------------------
                                          2005         2004          2005         2004
                                       ----------   ----------    ----------   ----------
Net income:
  As reported                          $   24,190   $    7,410    $   48,813   $    8,054
  Compensation cost, net of tax            (2,564)      (8,101)       (5,056)     (15,334)
                                       ----------   ----------    ----------   ----------
  Pro forma                            $   21,626   $     (691)   $   43,757   $   (7,280)
                                       ==========   ==========    ==========   ==========

Earnings (loss) per share:
  As reported:
     Basic earnings per share          $     0.06   $     0.02    $     0.13   $     0.02
     Diluted earnings per share              0.06         0.02          0.13         0.02
  Pro forma:
     Basic earnings (loss) per share         0.06         0.00          0.11        (0.02)
     Diluted earnings (loss) per share       0.06         0.00          0.11        (0.02)

The pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in the second quarter of fiscal 2006 and 2005, respectively: expected volatility of 72.96% and 43.45%; risk-free interest rates of 4.10% and 3.45%; and expected lives at date of grant of 3.3 years and
5.0 years. Dividend yields were not a factor as the Company has never issued cash dividends. The weighted-average fair value of the option rights granted during the second quarter of fiscal 2006 and 2005 was $3.82 and $2.40, respectively.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

Under SFAS No. 123, the fair value of the employees' stock purchase rights acquired by participation in the Employee Stock Purchase Plan were estimated using the Black-Scholes model with assumptions comparable to the stock option plans above. The weighted-average fair value of the purchase rights granted in the second quarter of fiscal 2006 was $1.24.

In accordance with SFAS No. 123(R), the Company will begin recognizing expense for stock options effective April 2006.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE 3 - COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share data were computed as follows (in thousands, except for per share data):

                                                   Three Months Ended   Six Months Ended
                                                      September 30,       September 30,
                                                  -------------------  -------------------
                                                    2005       2004      2005       2004
                                                  --------   --------  --------   --------
BASIC EARNINGS PER SHARE:
Numerator: Net income                             $ 24,190   $  7,410  $ 48,813   $  8,054
                                                  --------   --------  --------   --------
Denominator:
   Weighted-average common shares outstanding      387,327    386,200   387,775    385,574
                                                  --------   --------  --------   --------
Basic earnings per share                          $   0.06   $   0.02  $   0.13   $   0.02
                                                  ========   ========  ========   ========
DILUTED EARNINGS PER SHARE:
Numerator: Net income                             $ 24,190   $  7,410  $ 48,813   $  8,054
                                                  --------   --------  --------   --------
Denominator:
   Weighted-average common shares outstanding      387,327    386,200   387,775    385,574
   Dilutive effect of stock options                  3,837      1,269     2,183      1,873
                                                  --------   --------  --------   --------
   Total shares                                    391,164    387,469   389,958    387,447
                                                  --------   --------  --------   --------
Diluted earnings per share                        $   0.06   $   0.02  $   0.13   $   0.02
                                                  ========   ========  ========   ========

During the three and six months ended September 30, 2005, stock options to purchase a total of approximately 40,095,000 and 49,091,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive. During the three and six months ended September 30, 2004, stock options and a warrant to purchase a total of approximately 61,391,000 and 61,310,000 shares, respectively were excluded from the diluted earnings per share calculation because they were anti-dilutive.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE 4 - COMPREHENSIVE INCOME

Other comprehensive income includes unrealized loss on marketable securities and foreign currency translation gains and losses that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows (in thousands):

                                   Three Months Ended           Six Months Ended
                                      September 30,               September 30,
                                 ----------------------      ----------------------
                                   2005          2004          2005          2004
                                 --------      --------      --------      --------
Net income                       $ 24,190      $  7,410      $ 48,813      $  8,054
Unrealized loss on
 marketable securities               (227)                   $   (227)
Foreign currency translation
 adjustment, net of tax               746         2,316        (1,470)         (837)
                                 --------      --------      --------      --------
Total comprehensive income       $ 24,709      $  9,726      $ 47,116      $  7,217
                                 ========      ========      ========      ========


NOTE 5 - PROPERTY AND EQUIPMENT

During fiscal 2005, the Company implemented a plan to market and sell the former headquarters building in Farmington Hills, Michigan. Accordingly, the building is classified in current assets as held for sale. During the second quarter of fiscal 2006, the Company received viable offers to purchase the building which were below its carrying value. As a result of this information, the Company recorded a $4.0 million write-down of the building. This adjustment was included in administrative and general expense.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)



NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

The components of the Company's intangible assets were as follows (in thousands):

                                                  September 30, 2005
                                   -----------------------------------------------
                                   Gross Carrying     Accumulated     Net Carrying
                                       Amount        Amortization        Amount
                                   --------------    ------------     ------------
Unamortized intangible assets:
   Trademarks (1)                  $        5,858                     $      5,858
                                   ==============    ============     ============
Amortized intangible assets:
   Capitalized software (2)        $      284,135    $   (224,989)    $     59,146
   Customer relationship
     agreements (3)                         6,656          (1,561)           5,095
   Non-compete agreements (3)               1,921            (816)           1,105
   Other (4)                                7,286          (5,417)           1,869
                                   --------------    ------------     ------------
Total amortized intangible assets  $      299,998    $   (232,783)    $     67,215
                                   ==============    ============     ============

                                                    March 31, 2005
                                   -----------------------------------------------
                                   Gross Carrying     Accumulated     Net Carrying
                                       Amount        Amortization        Amount
                                   --------------    ------------     ------------
Unamortized intangible assets:
   Trademarks (1)                  $        5,821                     $      5,821
                                   ==============    =============    ============
Amortized intangible assets:
   Capitalized software (2)        $      269,912    $   (215,869)    $     54,043
   Customer relationship
     agreements (3)                         5,123            (939)           4,184
   Non-compete agreements (3)               1,626            (497)           1,129
   Other (4)                                7,185          (5,071)           2,114
                                   --------------    ------------     ------------
Total amortized intangible assets  $      283,846    $   (222,376)    $     61,470
                                   ==============    =============    ============

(1) Certain trademarks were acquired as part of the Covisint, LLC and Changepoint acquisitions in fiscal 2004 and 2005. These trademarks are deemed to have an indefinite life and therefore are not being amortized.

(2) Amortization of capitalized software is primarily included in "cost of software license fees" in the consolidated statements of operations. Capitalized software is generally amortized over five years.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

Changes in the carrying amounts of goodwill for the six months ended September 30, 2005 were as follows (in thousands):

Goodwill:                                      Products       Services        Total
                                              ---------      ---------      ---------
   Balance at March 31, 2005, net             $ 152,044      $ 141,347      $ 293,391
   Acquisition                                   26,244                        26,244
   Adjustments to previously recorded
     purchase price                                  49                            49
   Effect of foreign currency
     translation                                     (2)          (237)          (239)
                                              ---------      ---------      ---------
   Balance at June 30, 2005, net                178,335        141,110        319,445
   Adjustments to previously recorded
     purchase price                              (1,112)                       (1,112)
   Effect of foreign currency
     translation                                     10            125            135
                                              ---------      ---------      ---------
   Balance at September 30, 2005, net         $ 177,233      $ 141,235      $ 318,468
                                              =========      =========      =========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE 7 - SEGMENTS

The Company operates in two business segments in the technology industry: products and professional services. The Company provides software products and professional services to IT organizations that help IT professionals efficiently develop, implement and support the applications that run their businesses.

Financial information for the Company's business segments is as follows (in thousands):

                                    Three Months Ended             Six Months Ended
                                       September 30,                 September 30,
                                  ------------------------      ------------------------
                                    2005           2004           2005           2004
                                  ---------      ---------      ---------      ---------
Revenues:
   Products:
     Mainframe                    $ 122,232      $ 126,096      $ 245,607      $ 239,841
     Distributed systems             52,258         44,337        104,279         88,196
                                  ---------      ---------      ---------      ---------
       Total product revenue        174,490        170,433        349,886        328,037
   Professional services            118,156        125,035        240,088        254,484
                                  ---------      ---------      ---------      ---------
Total revenues                    $ 292,646      $ 295,468      $ 589,974      $ 582,521
                                  =========      =========      =========      =========
Operating expenses:
   Products                       $ 108,150      $ 128,188      $ 221,527      $ 247,621
   Professional services            104,944        112,934        211,189        231,784
   Administrative and general        51,299         48,222         99,528         99,913
                                  ---------      ---------      ---------      ---------
Total operating expenses          $ 264,393      $ 289,344      $ 532,244      $ 579,318
                                  =========      =========      =========      =========
Income (loss) from operations
 before other income:
   Products                       $  66,340      $  42,245      $ 128,359      $  80,416
   Professional services             13,212         12,101         28,899         22,700
   Administrative and general       (51,299)       (48,222)       (99,528)       (99,913)
                                  ---------      ---------      ---------      ---------
Income from operations
 before other income                 28,253          6,124         57,730          3,203
   Other income                       7,852          4,167         14,585          7,983
                                  ---------      ---------      ---------      ---------
Income before income taxes        $  36,105      $  10,291      $  72,315      $  11,186
                                  =========      =========      =========      =========

Financial information regarding geographic operations is presented in the table below (in thousands):

                                        Three Months Ended         Six Months Ended
                                          September 30,              September 30,
                                      ---------------------     ---------------------
                                        2005         2004         2005         2004
                                      --------     --------     --------     --------
Revenues:
   United States                      $196,826     $205,423     $396,305     $408,986
   Europe and Africa                    72,693       67,363      148,177      131,502
   Other international operations       23,127       22,682       45,492       42,033
                                      --------     --------     --------     --------
Total revenues                        $292,646     $295,468     $589,974     $582,521
                                      ========     ========     ========     ========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE 8 - RESTRUCTURING ACCRUAL

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

The following table summarizes the restructuring accrual as of March 31, 2005, and charges against the accrual during the first six months of fiscal 2006 (in thousands):

                                                                 Charges and           Charges and
                                                             adjustments against    adjustments against
                                            Balance at        the accrual during     the accrual during        Balance at
                                             March 31,        the quarter ended      the quarter ended        September 30,
                                              2005               June 30, 2005      September 30, 2005            2005
                                           -------------     -------------------    -------------------       -------------
Employee termination benefits              $          25     $                15    $                 6       $           4
Facilities costs (primarily lease
  abandonments)                                   10,793                   1,463                  1,537               7,793
Legal, consulting and
  outplacement costs                                  10                      10                     --                  --
                                           -------------     -------------------    -------------------       -------------

Total restructuring accrual                $      10,828     $             1,488    $             1,543       $       7,797
                                           =============     ===================    ===================       =============

During the first and second quarters of 2006, the Company recorded a reduction of $846,000 and $807,000, respectively, in the restructuring accrual related to subleases of abandoned lease space in excess of what was originally anticipated. These adjustments were included in administrative and general expense.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE 9 - CONTINGENCIES

The Company and one of its employees are parties to a libel lawsuit filed in April 2002 by two former employees titled Mary McCarthy O'Lee and Aidan O'Lee v. Compuware Corp., et al., Case No. 406409, Superior Court of the State of California, City and County of San Francisco. Plaintiffs alleged damages totaling $1 million. The case was tried to a jury in late June and early July 2005. The jury rendered a verdict against the Company and awarded plaintiffs a total of $1.15 million in compensatory and $10 million in punitive damages. On post-trial motions, the Court affirmed the compensatory damages but reduced the punitive damages award to $3.45 million. The Company has filed a notice of appeal to seek a further reduction of the damages award. The Company believes its accruals are adequate to provide for the final outcome of this matter.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Compuware Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of September 30, 2005, and the related condensed consolidated statements of operations for the three-month and six-month periods ended September 30, 2005 and 2004 and of cash flows for the six-month periods ended September 30, 2005 and 2004. These consolidated interim financial statements are the responsibility of the Company's management.

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


Detroit, Michigan
November 3, 2005

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

- We regard our software as proprietary and attempt to protect it with copyrights, patents, trademarks, trade secret laws and/or restrictions on disclosure, copying and transferring title. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

OVERVIEW

In this section, we discuss our results of operations on a segment basis for each of our financial reporting segments. We operate in two business segments in the technology industry: products and professional services. We evaluate segment performance based primarily on segment contribution before corporate expenses. References to years are to fiscal years ended March 31. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included elsewhere in this report and our annual report on Form 10-K for the fiscal year ended March 31, 2005, particularly "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations".

We deliver value to businesses worldwide by providing software products and professional services that increase the productivity of IT departments. Originally founded as a professional services company, in the late 1970's we began to offer mainframe productivity tools for fault management and diagnosis, file and database management, and application debugging.

In the 1990's, the IT industry moved toward distributed and web-based platforms. Our solutions portfolio grew in response, and we now market a comprehensive portfolio of IT solutions for both distributed and mainframe systems that help customers:

-    Develop, test and deploy industrial-strength enterprise applications;

- Proactively manage the availability and performance of key applications and resolve problems before they impact the business; and

-    Govern, control and align the entire IT portfolio.

IT governance was added to our solution portfolio in May 2004 with the acquisition of Changepoint Corporation ("Changepoint"). Changepoint offerings help IT organizations by providing critical insight into IT spending, operations and management, helping technology leaders align IT investments with business priorities.

We focus on growing revenue and profit margins by enhancing and promoting our current product lines, expanding our product and service offerings through key acquisitions, developing strategic partnerships in order to provide clients with our product solutions and managing our costs.

The following occurred during the second quarter of 2006:

- Released 4 mainframe and 8 distributed product updates designed to increase the productivity of the IT departments of our customers.

- Achieved a products contribution margin of 38.0% in the second quarter of 2006 compared to 24.8% in the second quarter of 2005. The primary reason for the improved contribution margin was continued growth in our distributed maintenance revenue and reductions in technology development and support expense and sales and marketing expense.

- Achieved a 17.9% increase in distributed product revenue compared to the second quarter of 2005. The increase was a reflection of our continued focus on promoting our distributed products and an expanding maintenance base for those products.

- Improved the professional services margin from 9.7% in the second quarter of 2005 to 11.2% in the second quarter of 2006 through improved utilization of professional services personnel and, to a lesser extent, a concerted effort to reduce low margin subcontractor arrangements.

- Repurchased approximately 2.4 million shares of our common stock at an average price of $8.64 per share.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                             Percentage of                       Percentage of
                                             Total Revenues                      Total Revenues
                                          -------------------                  ------------------
                                           Three Months Ended                   Six Months Ended
                                              September 30,       Period-         September 30,        Period-
                                          -------------------    to-Period     ------------------     to-Period
                                           2005        2004       Change        2005        2004       Change
                                          ------      ------     ---------     ------      ------     ---------
REVENUE:
   Software license fees                    21.7%       22.2%       (3.2)%       22.3%       20.6%        9.9%
   Maintenance fees                         37.9        35.5         5.9         37.0        35.7         4.8
   Professional services fees               40.4        42.3        (5.5)        40.7        43.7        (5.7)
                                          ------      ------                   ------      ------
     Total revenues                        100.0       100.0        (1.0)       100.0       100.0         1.3
                                          ------      ------                   ------      ------

OPERATING EXPENSES:
   Cost of software license fees             1.9         2.7       (31.3)         1.9         2.7       (29.3)
   Cost of professional services            35.9        38.2        (7.1)        35.8        39.8        (8.9)
   Technology development and support       11.8        13.8       (15.7)        11.9        14.0       (14.2)
   Sales and marketing                      23.3        26.9       (14.0)        23.7        25.8        (6.5)
   Administrative and general               17.5        16.3         6.4         16.9        17.2        (0.4)
                                          ------      ------                   ------      ------
     Total operating expenses               90.4        97.9        (8.6)        90.2        99.5        (8.1)
                                          ------      ------                   ------      ------
Income from operations                       9.6         2.1       361.3          9.8         0.5      1702.4
Other income                                 2.7         1.4        88.4          2.5         1.4        82.7
                                          ------      ------                   ------      ------
Income before income taxes                  12.3         3.5       250.8         12.3         1.9       546.5
   Income tax provision                      4.0         1.0       313.6          4.0         0.5       650.4
                                          ------      ------                   ------      ------
Net income                                   8.3%        2.5%      226.5%         8.3%        1.4%      506.1%
                                          ======      ======                   ======      ======

SOFTWARE PRODUCTS

REVENUE

Our products are designed to support the complete application lifecycle: development and integration, quality assurance, production readiness, performance management and IT governance of the application to optimize performance in production. Product revenue, which consists of software license fees and maintenance fees, comprised 59.6% and 57.7% of total revenue during the second quarter of 2006 and 2005, respectively, and 59.3% and 56.3% of total revenue during the first six months of 2006 and 2005, respectively.

Distributed software product revenue increased $8.0 million or 17.9% during the second quarter of 2006 to $52.3 million from $44.3 million during the second quarter of 2005 and increased $16.1 million or 18.2% during the first six months of 2006 to $104.3 million from $88.2 million during the first six months of 2005. The increased revenue during the second quarter and first six months of 2006 was primarily due to an increase of $4.5 million and $11.0 million,

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

respectively, in maintenance revenue as the installed base of our distributed products continues to expand. The remaining change is attributable to strong license revenue growth within our Vantage product line.

Mainframe software product revenue decreased $3.9 million or 3.1% during the second quarter of 2006 to $122.2 million from $126.1 million during the second quarter of 2005 and increased $5.8 million or 2.4% during the first six months of 2006 to $245.6 million from $239.8 million during the first six months of 2005. The decreased revenue during the second quarter of 2006 was primarily due to our File-Aid product line. The increased revenue during the first six months of 2006 was primarily due to our Strobe product line.

License revenue decreased $2.1 million or 3.2% during the second quarter of 2006 to $63.6 million from $65.7 million during the second quarter of 2005 and increased $11.8 million or 9.9% during the first six months of 2006 to $131.6 million from $119.8 million during the first six months of 2005. The increased revenue during the first six months of 2006 was primarily due to a $6.7 million increase in mainframe license revenue primarily related to our File-Aid and Strobe product lines and a $5.1 million increase in distributed license revenue primarily related to our Vantage and Changepoint product lines.

Maintenance fees increased $6.1 million or 5.9% to $110.9 million during the second quarter of 2006 from $104.8 million during the second quarter of 2005 and increased $10.0 million or 4.8% during the first six months of 2006 to $218.3 million from $208.3 million during the first six months of 2005. These increased revenues were primarily due to increases of $4.5 million and $11.0 million, respectively, in distributed maintenance revenue related to our DevPartner, Vantage and Changepoint product lines.

Product revenue by geographic location is presented in the table below (in thousands):

                                     Three Months Ended         Six Months Ended
                                        September 30,             September 30,
                                   ---------------------     ---------------------
                                     2005         2004         2005         2004
                                   --------     --------     --------     --------
United States                      $ 95,420     $ 95,644     $190,284     $184,571
Europe and Africa                    57,644       53,893      116,924      104,243
Other international operations       21,426       20,896       42,678       39,223
                                   --------     --------     --------     --------
Total product revenue              $174,490     $170,433     $349,886     $328,037
                                   ========     ========     ========     ========

                     COMPUWARE CORPORATION AND SUBSIDIARIES

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

PRODUCT CONTRIBUTION AND EXPENSES

Financial information for the product segment is as follows (in thousands):

                           Three Months Ended        Six Months Ended
                              September 30,            September 30,
                         ---------------------     ---------------------
                           2005         2004         2005         2004
                         --------     --------     --------     --------
Revenue                  $174,490     $170,433     $349,886     $328,037
Expenses                  108,150      128,188      221,527      247,621
                         --------     --------     --------     --------
Product contribution     $ 66,340     $ 42,245     $128,359     $ 80,416
                         ========     ========     ========     ========

The product segment generated contribution margins of 38.0% and 24.8% during the second quarter of 2006 and 2005, respectively, and 36.7% and 24.5% during the first six months of 2006 and 2005, respectively. Product expenses include cost of software license fees, technology development and support costs and sales and marketing expenses. These expenses are discussed below.

Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers and the cost of author royalties. As a percentage of software license fees, cost of software license fees were 8.7% and 12.3% in the second quarter of 2006 and 2005, respectively, and 8.5% and 13.3% in the first six months of 2006 and 2005, respectively. The decrease in cost of software license fees for the second quarter and first six months of 2006 was primarily attributable to a reduction in amortization expense related to capitalized software acquired as a result of the Programart acquisition that became fully amortized in September 2004.

Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Also included here are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support technology initiatives. As a percentage of product revenue, costs of technology development and support were 19.7% and 23.9% in the second quarter of 2006 and 2005, respectively, and 20.0% and 24.9% during the first six months of 2006 and 2005, respectively.

The decreases in technology development and support expense for the second quarter and first six months of 2006 were primarily attributable to lower compensation and benefit costs of approximately $4.4 million and $8.1 million, respectively, due to a reduction in employee headcount. The decreases were also due to a reduction in outside service costs and increased capitalization of development costs associated with new product releases that had reached technological feasibility ("capitalization phase"). Due to timing, a higher volume of projects were in the capitalization phase during the first six months of 2006 compared to the first six months of 2005.

Capitalization of internally developed software products begins when the technological feasibility of the product is established. Before the capitalization of internally developed software products, total research and development expenditures for the second quarter of 2006 decreased $5.8 million or 12.8% to $39.7 million from $45.5 million in the second quarter of 2005 and for the first six months of 2006 decreased $9.2 million or 10.3% to $80.2 million from $89.4 million in the first six months of 2005.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Sales and marketing costs consist primarily of personnel related costs associated with product sales and sales support and marketing for all our offerings. For the second quarter of 2006, sales and marketing costs decreased $11.1 million or 14.0% to $68.2 million from $79.3 million in the second quarter of 2005 and for the first six months of 2006 decreased $9.9 million or 6.5% to $140.2 million from $150.1 million in the first six months of 2005. The decreases in sales and marketing for the second quarter and first six months of 2006 were primarily attributable to lower compensation, benefit and commission costs of approximately $7.4 million and $5.7 million, respectively, due to a first quarter 2006 sales realignment that reduced headcount. The remaining decreases primarily relate to reductions in marketing and advertising expenditures through the first six months of 2006 with the timing of the OJX conference having the biggest impact. In 2005, the conference was held during our second quarter while in 2006, the OJX conference was held during our third quarter resulting in lower expense for the first six months of 2006 compared to 2005. As a percentage of product revenue, sales and marketing costs were 39.1% and 46.5% in the second quarter of 2006 and 2005, respectively, and 40.1% and 45.7% in the first six months of 2006 and 2005, respectively.

PROFESSIONAL SERVICES

REVENUE

We offer a broad range of IT services to help businesses make the most of their IT assets. Some of these services include outsourcing and co-sourcing, application management, product solutions, project management, enterprise resource planning and customer relationship management services, and our unique Compuware Application Reliability Solution, a comprehensive approach to application quality assurance. Revenue from professional services decreased $6.8 million or 5.5% during the second quarter of 2006 to $118.2 million compared to $125.0 million in the second quarter of 2005, and decreased $14.4 million or 5.7% during the first six months of 2006 to $240.1 million from $254.5 million during the first six months of 2005. The decreases in revenue for 2006 were primarily due to reduced spending from local and state government agencies and the automotive sector.

Professional services revenue by geographic location is presented in the table below (in thousands):

                                          Three Months Ended        Six Months Ended
                                            September 30,             September 30,
                                        ---------------------     ---------------------
                                          2005         2004         2005        2004
                                        --------     --------     --------     --------
United States                           $101,406     $109,779     $206,021     $224,415
Europe and Africa                         15,049       13,470       31,253       27,259
Other international operations             1,701        1,786        2,814        2,810
                                        --------     --------     --------     --------
Total professional services revenue     $118,156     $125,035     $240,088     $254,484
                                        ========     ========     ========     ========

                     COMPUWARE CORPORATION AND SUBSIDIARIES

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

PROFESSIONAL SERVICES CONTRIBUTION AND EXPENSES

Financial information for the professional services segment is as follows (in thousands):

                                         Three Months Ended        Six Months Ended
                                           September 30,             September 30,
                                       ---------------------     ---------------------
                                         2005         2004         2005         2004
                                       --------     --------     --------     --------
Revenue                                $118,156     $125,035     $240,088     $254,484
Expenses                                104,944      112,934      211,189      231,784
                                       --------     --------     --------     --------
Professional services contribution     $ 13,212     $ 12,101     $ 28,899     $ 22,700
                                       ========     ========     ========     ========

During the second quarter of 2006, the professional services segment generated a contribution margin of 11.2%, compared to 9.7% during the second quarter of 2005. The professional services contribution margin was 12.0% and 8.9% for the first six months of 2006 and 2005, respectively. The increase was primarily due to improved utilization of professional services personnel and, to a lesser extent, ongoing efforts to reduce low margin subcontractor projects.

Cost of professional services consists primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Cost of professional services decreased $8.0 million or 7.1% during the second quarter of 2006 to $104.9 million compared to $112.9 million in the second quarter of 2005 and decreased $20.6 million or 8.9% during the first six months of 2006 to $211.2 million from $231.8 million during the first six months of 2005. The decreases in costs for the second quarter and first six months of 2006 were primarily attributable to lower compensation, benefit, and bonus costs of approximately $4.0 million and $12.1 million, respectively, due to a reduction in employee headcount in this area from the first six months of 2005 to the first six months of 2006. The remaining decreases primarily relate to reductions in subcontractor costs as a result of our ongoing efforts to reduce low margin subcontractor projects.


CORPORATE AND OTHER EXPENSES

Administrative and general expenses primarily consist of costs associated with the corporate executive, finance, human resources, administrative, legal and corporate communications departments. In addition, administrative and general costs include all facility-related costs, such as rent, maintenance, depreciation expense, utilities, etc., associated with worldwide sales and professional services offices. Administrative and general expenses increased $3.1 million or 6.4% during the second quarter of 2006 to $51.3 million from $48.2 million during the second quarter of 2005, and decreased $400,000 or 0.4% during the first six months of 2006 to $99.5 million from $99.9 million in the first six months of 2005. The increase in cost for the second quarter of 2006 and the decrease in cost for the first six months of 2006 were primarily attributable to the effects of a second quarter 2006 write down of $4.0 million related to our former headquarters building in Farmington Hills, Michigan (see
Note 5 to the Condensed Consolidated Financial Statements for more information) offset by a decline in external legal fees and litigation costs of $1.4 million and $7.8 million, respectively. The first six months of 2006 were further impacted by a first quarter 2006 write down of $3.9 million related to a purchased software application that management, at this time, does not have plans to utilize. The decrease in external legal fees and litigation costs are primarily due to reduced legal costs associated with the IBM litigation partially offset by an unfavorable verdict against the Company. See Note 9 to the Condensed Consolidated Financial Statements for more information.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Other income consists primarily of interest earnings on deferred customer receivables, interest income realized from investments and income/losses generated from our investments in partially owned companies. Other income increased $3.7 million or 88.4% during the second quarter of 2006 to $7.9 million compared to $4.2 million in the second quarter of 2005 and increased $6.6 million or 82.7% during the first six months of 2006 to $14.6 million from $8.0 million during the first six months of 2005. The increases in income for the second quarter and first six months of 2006 were primarily attributable to an increase in investment interest income due to higher interest rates earned on investments during the first six months of 2006 compared to 2005.

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax provision was $11.9 million in the second quarter of 2006 and $23.5 million for the first six months of 2006, which represents an effective tax rate of 33% and 32.5%, respectively. This compares to an income tax provision of $2.9 million in the second quarter of 2005 and $3.1 million for the first six months of 2005, which represents an effective tax rate of 28%. The increase in the effective tax rate from 2005 to 2006 is primarily related to expected increases in income before income taxes. We have reviewed the provisions of the American Jobs Creation Act of 2004 and do not anticipate any changes to our effective tax rate as a result of this Act.


RESTRUCTURING ACCRUAL

In the fourth quarter of 2002, we adopted a restructuring plan to reorganize our operating divisions, primarily the professional services segment. These changes were designed to increase profitability by better aligning cost structures with current market conditions. See Note 8 to the Condensed Consolidated Financial Statements for changes in the restructuring accrual for the first six months of 2006.


MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at September 30, 2005. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2005 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of that report. There have been no material changes to that information during the first six months of 2006.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, cash and cash equivalents and investments totaled approximately $882.5 million. During the first six months of 2006 and 2005, cash flow from operations was $88.3 million and $45.9 million, respectively. The increase was primarily due to a decrease in cash paid for salaries and benefits due to lower headcount, primarily within the professional services, technology development and support and sales and marketing segments, and higher collections on customer receivables due to increased product revenue. During the first six months of 2006 and 2005, capital expenditures including property and equipment and capitalized research and software development totaled $17.1 million and $25.7 million, respectively.

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

During fiscal 2005, we implemented a plan to market and sell the former headquarters building in Farmington Hills, Michigan. Accordingly, the building is classified in current assets as held for sale. During the second quarter of 2006, we received viable offers to purchase the building which were below its carrying value. As a result of this information, we recorded a $4.0 million write-down of the building.

On May 6, 2003, the Board of Directors authorized the repurchase of up to $125 million of our common stock. Our purchases of stock may occur on the open market, through negotiated or block transactions based upon market and business conditions. During the first six months of 2006, we repurchased approximately
3.9 million shares of our common stock under this program at an average price of $7.98 per share. Approximately $92.6 million remains for future purchases under this program.

In May 2005, we acquired Adlex, Incorporated, a privately owned software company that helps companies manage the quality of service that business critical applications deliver to end users, for approximately $36 million in cash. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at preliminary fair value as of the acquisition date.

We continue to evaluate business acquisition opportunities that fit our strategic plans.

We believe available cash resources, together with cash flow from operations, will be sufficient to meet cash needs for the foreseeable future.


CONTRACTUAL OBLIGATIONS

Our contractual obligations are described in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended March 31, 2005. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business during the first six months of 2006.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



      ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, the repurchases of common stock for the quarter ended September 30, 2005:

                                                                    Total number of
                                                                         shares          Approximate
                                                                     repurchased as    dollar value of
                                                                    part of publicly   shares that may
                                Total number of     Average price      announced      yet be purchased
                                    shares             paid per     repurchase plan   under the plan or
           Period                repurchased (a)      share (a)      or program (b)      program (b)
           ------               ----------------   ---------------  ----------------  -----------------
As of June 30, 2005                                                        1,745,430   $   113,236,000

July 1, 2005 - July 31, 2005             250,000   $          8.34         1,995,430       111,150,000

Aug. 1, 2005 - Aug. 31, 2005           1,865,654              8.55         3,813,230        95,616,000

Sept. 1, 2005 - Sept. 30, 2005           326,366              9.39         4,129,337        92,650,000
                                ----------------   ---------------
Total                                  2,442,020   $          8.64
                                ================   ===============


(a) Includes repurchases made pursuant to a publicly announced plan (see footnote b below) and the surrender of 58,000 shares to the Company pursuant to the exercise of options under the Replacement Stock Option Award program.

(b) On May 7, 2003, we announced that the Board of Directors authorized the repurchase of up to $125 million of our common stock. Our purchases of stock may occur on the open market, through negotiated or block transactions based upon market and business conditions. Unless terminated earlier by resolution of our Board of Directors, the share repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on August 23, 2005 at the Company's headquarters. The first matter voted upon at the meeting was the election of directors. Each of the nominees was elected to hold office for one year until the 2006 Annual Meeting of Shareholders or until their successors are elected and qualified. The results of the voting at the meeting are as follows:

Nominee for Director                     Total Votes For              Total Votes Withheld
----------------------                   ---------------              --------------------
Dennis W. Archer                             336,549,982                        14,326,767
Gurminder S. Bedi                            339,873,686                        11,003,063
William O. Grabe                             325,239,232                        25,637,517
William R. Halling                           301,906,882                        48,969,867
Peter Karmanos, Jr.                          341,557,091                         9,319,658
Faye Alexander Nelson                        327,931,494                        22,945,255
Glenda D. Price                              303,126,493                        47,750,256
W. James Prowse                              294,096,360                        56,780,389
G. Scott Romney                              333,901,574                        16,975,175
Lowell P. Weicker, Jr.                       267,280,720                        83,596,029


The second matter voted upon ratified the appointment of Deloitte & Touche LLP, our independent registered public accounting firm, to audit our consolidated financial statements for the fiscal year ending March 31, 2006. Total votes for, against and abstained were 280,184,522, 68,577,177 and 2,115,050, respectively.

The total number of the Company's common shares issued and outstanding and entitled to be voted at the Annual Meeting was 387,660,688 shares. The total number of shares voted at the Annual Meeting was 350,876,749 or 90.5% of the shares outstanding and eligible to vote.

ITEM 6.  EXHIBITS


        Exhibit
        Number    Description of Document

         4.5      Amendment No. 3 to Credit Agreement, dated July 28, 2005. (1)

         15       Independent Registered Public Accounting Firm's Awareness
                  Letter (2)

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. (2)

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. (2)

         32 Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act. (2)




(1) Incorporated by reference to the registrant's Form 8-K filed on August 2, 2005.

(2)    Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             COMPUWARE CORPORATION


Date:         November 7, 2005               By:  /s/ Peter Karmanos, Jr.
              -----------------                   -----------------------

                                                       Peter Karmanos, Jr.
                                                       Chief Executive Officer
                                                       (duly authorized officer)


Date:         November 7, 2005               By:  /s/ Laura L. Fournier
              -----------------                   ----------------------

                                                       Laura L. Fournier
                                                       Senior Vice President
                                                       Chief Financial Officer
                                                       Treasurer

                                 EXHIBIT INDEX


Exhibit Number                     Description of Document

     4.5        Amendment No. 3 to Credit Agreement, dated July 28, 2005. (1)

      15        Independent Registered Public Accounting Firm's Awareness Letter
                (2)

     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. (2)

     31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. (2)

      32 Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act. (2)

(1)  Incorporated by reference to the registrant's Form 8-K filed on August 2,
     2005

(2)  Filed herewith