Form 10-Q
period 2005-12-31
COMPUWARE CORP
filed 2006-02-06
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

As of January 31, 2006, there were outstanding 382,786,443 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 32 pages

                                                                               Page
                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         December 31, 2005 and March 31, 2005                                     3

         Condensed Consolidated Statements of Operations
         for the three and nine months ended December 31, 2005 and 2004           4

         Condensed Consolidated Statements of Cash Flows
         for the nine months ended December 31, 2005 and 2004                     5

         Notes to Condensed Consolidated Financial
         Statements                                                               6

         Report of Independent Registered Public Accounting Firm                 16

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                           17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk              29

Item 4.  Controls and Procedures                                                 29


PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds             30

Item 6.  Exhibits                                                                31

SIGNATURES                                                                       32

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                DECEMBER 31,        MARCH 31,
                                 ASSETS             2005              2005
                                                -------------      -----------
                                                   (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                     $     536,904      $   497,687
  Investments                                         293,181          299,715
  Accounts receivable, net                            406,722          448,611
  Deferred tax asset, net                              34,311           35,726
  Income taxes refundable, net                         45,904           32,609
  Prepaid expenses and other current assets            22,928           24,369
  Building - held for sale                             15,700           19,702
                                                -------------      -----------
          Total current assets                      1,355,650        1,358,419
                                                -------------      -----------

INVESTMENTS                                            26,090           69,169
                                                -------------      -----------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION AND AMORTIZATION                       400,734          418,241
                                                -------------      -----------

CAPITALIZED SOFTWARE, LESS ACCUMULATED
  AMORTIZATION                                         58,118           54,043
                                                -------------      -----------

OTHER:
  Accounts receivable                                 221,620          248,686
  Deferred tax asset, net                                                1,804
  Goodwill                                            318,383          293,391
  Other                                                34,100           34,465
                                                -------------      -----------
          Total other assets                          574,103          578,346
                                                -------------      -----------

TOTAL ASSETS                                    $   2,414,695      $ 2,478,218
                                                =============      ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                              $      20,731      $    36,439
  Accrued expenses                                    160,940          168,600
  Deferred revenue                                    326,239          373,157
                                                -------------      -----------
          Total current liabilities                   507,910          578,196

DEFERRED REVENUE                                      322,845          364,270

ACCRUED EXPENSES                                       15,033           19,597

DEFERRED TAX LIABILITY, NET                            20,433
                                                -------------      -----------
          Total liabilities                           866,221          962,063
                                                -------------      -----------

SHAREHOLDERS' EQUITY:
  Common stock                                          3,826            3,884
  Additional paid-in capital                          752,449          744,747
  Retained earnings                                   784,788          757,597
  Unrealized loss on marketable securities               (196)
  Foreign currency translation adjustment               7,607            9,927
                                                -------------      -----------
          Total shareholders' equity                1,548,474        1,516,155
                                                -------------      -----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $   2,414,695      $ 2,478,218
                                                =============      ===========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                              DECEMBER 31,              DECEMBER 31,
                                         ---------------------     ---------------------
                                           2005         2004         2005         2004
                                         --------     --------     --------     --------
REVENUES:
  Software license fees                  $ 83,253     $ 98,996     $214,864     $218,761
  Maintenance fees                        107,647      108,658      325,922      316,930
  Professional services fees              115,005      122,881      355,093      377,365
                                         --------     --------     --------     --------

       Total revenues                     305,905      330,535      895,879      913,056
                                         --------     --------     --------     --------

OPERATING EXPENSES:
  Cost of software license fees             5,791        5,403       17,030       21,289
  Cost of professional services           101,894      105,734      313,083      337,518
  Technology development and support       34,610       33,907      104,663      115,587
  Sales and marketing                      73,547       84,441      213,782      234,496
  Administrative and general               43,029       48,200      142,557      148,113
                                         --------     --------     --------     --------

       Total operating expenses           258,871      277,685      791,115      857,003
                                         --------     --------     --------     --------

INCOME FROM OPERATIONS                     47,034       52,850      104,764       56,053

OTHER INCOME, NET                           9,234        5,070       23,819       13,053
                                         --------     --------     --------     --------

INCOME BEFORE INCOME TAXES                 56,268       57,920      128,583       69,106

INCOME TAX PROVISION                       18,568       16,218       42,070       19,350
                                         --------     --------     --------     --------

NET INCOME                               $ 37,700     $ 41,702     $ 86,513     $ 49,756
                                         ========     ========     ========     ========

Basic earnings per share                 $   0.10     $   0.11     $   0.22     $   0.13
                                         ========     ========     ========     ========

Diluted earnings per share               $   0.10     $   0.11     $   0.22     $   0.13
                                         ========     ========     ========     ========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                      NINE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                    ---------------------
                                                                       2005        2004
                                                                    ---------   ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                        $  86,513   $  49,756
  Adjustments to reconcile net income to cash provided
      by operations:
      Depreciation and amortization                                    37,869      43,654
      Tax benefit from exercise of stock options                        3,350         372
      Issuance of common stock to ESOP                                              4,872
      Acquisition tax benefits                                          5,254       5,406
      Deferred income taxes                                            23,016      11,397
      Other                                                             9,848       2,015
      Net change in assets and liabilities, net of
       effects from acquisitions:
        Accounts receivable                                            51,226      (6,634)
        Prepaid expenses and other current assets                       1,570      (2,341)
        Other assets                                                     (964)      1,968
        Accounts payable and accrued expenses                         (20,195)    (24,936)
        Deferred revenue                                              (70,026)      6,908
        Income taxes                                                  (13,177)     10,362
                                                                    ---------   ---------
             Net cash provided by operating activities                114,284     102,799
                                                                    ---------   ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of:
      Businesses, net of cash acquired                                (30,917)   (104,993)
      Property and equipment                                          (11,101)    (22,701)
      Capitalized software                                            (14,266)    (16,431)
  Investments:
      Proceeds                                                        312,169     157,927
      Purchases                                                      (264,042)   (164,953)
                                                                    ---------   ---------
             Net cash used in investing activities                     (8,157)   (151,151)
                                                                    ---------   ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net proceeds from exercise of stock options                          10,513       1,283
  Contribution to stock purchase plans                                  6,527       6,111
  Repurchase of common stock                                          (77,459)
                                                                    ---------   ---------
             Net cash provided by (used in) financing activities      (60,419)      7,394
                                                                    ---------   ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (6,491)      5,609
                                                                    ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   39,217     (35,349)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      497,687     454,916
                                                                    ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 536,904   $ 419,567
                                                                    =========   =========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2005, final amounts may differ from these estimates.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2005 included in the Company's Annual Report to Shareholders on Form 10-K filed with the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet at March 31, 2005 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2005
                                   (UNAUDITED)

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2005
                                   (UNAUDITED)

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

Stock-Based Compensation - Through December 31, 2005, in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" and SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applied APB Opinion No. 25 and related Interpretations in accounting for its plans. Stock options are granted at current market prices at the date of grant. Therefore, no compensation cost has been recognized for the Company's fixed stock option plans or its stock purchase plans.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for the three and nine months ended December 31, 2005 and 2004, consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except earnings per share data):


                                     Three Months Ended            Nine Months Ended
                                         December 31,                 December 31,
                                  ------------------------      ------------------------
                                     2005          2004            2005          2004
                                  ----------    ----------      ----------    ----------
Net income:
  As reported                     $   37,700    $   41,702      $   86,513    $   49,756
  Compensation cost, net of tax       (2,451)       (7,160)         (7,479)      (22,441)
                                  ----------    ----------      ----------    ----------
  Pro forma                       $   35,249    $   34,542      $   79,034    $   27,315
                                  ==========    ==========      ==========    ==========

Earnings per share:
  As reported:
     Basic earnings per share     $     0.10    $     0.11      $     0.22    $     0.13
     Diluted earnings per share         0.10          0.11            0.22          0.13
  Pro forma:
     Basic earnings per share           0.09          0.09            0.20          0.07
     Diluted earnings per share         0.09          0.09            0.20          0.07

The pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2005
                                   (UNAUDITED)

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in the three and nine months ended December 31, 2005 and 2004:


                                                    Three Months Ended  Nine Months Ended
                                                       December 31,        December 31,
                                                    ------------------  -----------------
                                                     2005       2004 *   2005       2004
                                                    ------      ------  ------     ------

Expected volatility                                  71.10%              74.22%     47.78%
Risk-free interest rate                               4.38%               3.63%      3.91%
Expected lives at date of grant                        6.7                 5.0        5.0
Weighted average fair value of the options granted  $ 5.50              $ 4.31     $ 3.48

----------
* There were no options granted during the third quarter of fiscal 2005.

Dividend yields were not a factor as the Company has never issued cash dividends.

Under SFAS No. 123, the fair value of the employees' stock purchase rights acquired by participation in the Employee Stock Purchase Plan were estimated using the Black-Scholes model with assumptions comparable to the stock option plans above. The weighted-average fair value of the purchase rights granted in the three and nine months ended December 31, 2005 was $1.75 and $1.46.

In accordance with SFAS No. 123(R), the Company will begin recognizing expense for stock options effective April 2006.


NOTE 2 - ACQUISITIONS

In May 2005, the Company acquired Adlex, Inc. ("Adlex"), a privately owned software company that helps companies manage the quality of service that business critical applications deliver to end users, for approximately $36.0 million in cash. The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, "Business Combinations" and, accordingly, the assets and liabilities acquired have been recorded at preliminary fair value as of the acquisition date. The purchase price exceeded the fair value of the acquired assets and liabilities by $26.2 million and was recorded to goodwill. Intangible assets subject to amortization totaled $5.4 million of which $3.5 million and $1.5 million, respectively, related to purchased software and customer relationships each with a useful life of five years. The remaining intangible assets subject to amortization have a useful life of two years.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE 3 - COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share data were computed as follows (in thousands, except for per share data):

                                                 Three Months Ended    Nine Months Ended
                                                     December 31,          December 31,
                                                 -------------------  -------------------
                                                   2005       2004      2005       2004
                                                 --------   --------  --------   --------
BASIC EARNINGS PER SHARE:
Numerator: Net income                            $ 37,700   $ 41,702  $ 86,513   $ 49,756
                                                 --------   --------  --------   --------
Denominator:
   Weighted-average common shares outstanding     385,081    387,211   386,874    386,475
                                                 --------   --------  --------   --------
Basic earnings per share                         $   0.10   $   0.11  $   0.22   $   0.13
                                                 ========   ========  ========   ========
DILUTED EARNINGS PER SHARE:
Numerator: Net income                            $ 37,700   $ 41,702  $ 86,513   $ 49,756
                                                 --------   --------  --------   --------
Denominator:
   Weighted-average common shares outstanding     385,081    387,211   386,874    386,475
   Dilutive effect of stock options                 3,194      1,609     2,405      1,785
                                                 --------   --------  --------   --------
   Total shares                                   388,275    388,820   389,279    388,260
                                                 --------   --------  --------   --------
Diluted earnings per share                       $   0.10   $   0.11  $   0.22   $   0.13
                                                 ========   ========  ========   ========

During the three and nine months ended December 31, 2005, stock options to purchase a total of approximately 38,860,000 and 39,143,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive. During the three and nine months ended December 31, 2004, stock options to purchase a total of approximately 59,347,000 and 59,323,000 shares, respectively were excluded from the diluted earnings per share calculation because they were anti-dilutive.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE 4 - COMPREHENSIVE INCOME

Other comprehensive income includes unrealized gain (loss) on marketable securities and foreign currency translation gains and losses that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows (in thousands):

                                   Three Months Ended          Nine Months Ended
                                       December 31,               December 31,
                                 ----------------------     ----------------------
                                   2005          2004         2005          2004
                                 --------      --------     --------      --------
Net income                       $ 37,700      $ 41,702     $ 86,513      $ 49,756
Unrealized gain (loss) on
 marketable securities                 31                       (196)
Foreign currency translation
 adjustment, net of tax              (850)        6,781       (2,320)        5,944
                                 --------      --------     --------      --------
Total comprehensive income       $ 36,881      $ 48,483     $ 83,997      $ 55,700
                                 ========      ========     ========      ========


NOTE 5 - PROPERTY AND EQUIPMENT

During fiscal 2005, the Company implemented a plan to market and sell the former headquarters building in Farmington Hills, Michigan. Accordingly, the building is classified in current assets as held for sale. During the second quarter of fiscal 2006, the Company received viable offers to purchase the building which were below its carrying value. As a result of this information, the Company recorded a $4.0 million write-down of the building. This adjustment was included in administrative and general expense. The Company continues to work with potential buyers to complete the sale of this building. Nothing has come to management's attention that would warrant further adjustments to the carrying value at this time.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

The components of the Company's intangible assets were as follows (in thousands):

                                                        December 31, 2005
                                         ------------------------------------------------
                                         Gross Carrying    Accumulated       Net Carrying
                                             Amount        Amortization         Amount
                                         --------------    ------------      ------------
Unamortized intangible assets:
   Trademarks (1)                        $        5,858                       $     5,858
                                         ==============     ============      ===========
Amortized intangible assets:
   Capitalized software (2)              $      287,666    $   (229,548)     $     58,118
   Customer relationship
    agreements (3)                                6,654          (1,893)            4,761
   Non-compete agreements (3)                     1,916            (986)              930
   Other (4)                                      7,286          (5,594)            1,692
                                         --------------    ------------      ------------
Total amortized intangible assets        $      303,522    $   (238,021)     $     65,501
                                         ==============    ============      ============

                                                         March 31, 2005
                                         ------------------------------------------------
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
                                         ==============    ============      ============

(1) Certain trademarks were acquired as part of the Covisint, LLC ("Covisint") and Changepoint Corporation ("Changepoint") acquisitions in fiscal 2004 and 2005. These trademarks are deemed to have an indefinite life and therefore are not being amortized.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2005
                                   (UNAUDITED)

Changes in the carrying amounts of goodwill for the nine months ended December 31, 2005 were as follows (in thousands):

Goodwill                                          Products       Services        Total
                                                 ---------      ---------      ---------
   Balance at March 31, 2005, net                $ 152,044      $ 141,347      $ 293,391
   Acquisition                                      26,244                        26,244
   Adjustments to previously recorded
    purchase price                                      49                            49
   Effect of foreign currency translation               (2)          (237)          (239)
                                                 ---------      ---------      ---------
   Balance at June 30, 2005, net                   178,335        141,110        319,445
   Adjustments to previously recorded
    purchase price                                  (1,112)                       (1,112)
   Effect of foreign currency translation               10            125            135
                                                 ---------      ---------      ---------
   Balance at September 30, 2005, net              177,233        141,235        318,468
   Effect of foreign currency translation                -            (85)           (85)
                                                 ---------      ---------      ---------
   Balance at December 31, 2005, net             $ 177,233      $ 141,150      $ 318,383
                                                 =========      =========      =========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE 7 - SEGMENTS

The Company operates in two business segments in the technology industry: products and professional services. The Company provides software products and professional services to IT organizations that help IT professionals efficiently develop, implement and support the applications that run their businesses.

Financial information for the Company's business segments is as follows (in thousands):

                                     Three Months Ended            Nine Months Ended
                                         December 31,                 December 31,
                                  ------------------------      ------------------------
                                    2005           2004           2005           2004
                                  ---------      ---------      ---------      ---------
Revenues:
   Products:
     Mainframe                    $ 129,775      $ 151,885      $ 375,380      $ 391,715
     Distributed systems             61,125         55,769        165,406        143,976
                                  ---------      ---------      ---------      ---------
       Total product revenue        190,900        207,654        540,786        535,691
   Professional services            115,005        122,881        355,093        377,365
                                  ---------      ---------      ---------      ---------
Total revenues                    $ 305,905      $ 330,535      $ 895,879      $ 913,056
                                  =========      =========      =========      =========
Operating expenses:
   Products                       $ 113,948      $ 123,751      $ 335,475      $ 371,372
   Professional services            101,894        105,734        313,083        337,518
   Administrative and general        43,029         48,200        142,557        148,113
                                  ---------      ---------      ---------      ---------
Total operating expenses          $ 258,871      $ 277,685      $ 791,115      $ 857,003
                                  =========      =========      =========      =========
Income (loss) from operations
 before other income:
   Products                       $  76,952      $  83,903      $ 205,311      $ 164,319
   Professional services             13,111         17,147         42,010         39,847
   Administrative and general       (43,029)       (48,200)      (142,557)      (148,113)
                                  ---------      ---------      ---------      ---------
Income from operations
 before other income                 47,034         52,850        104,764         56,053
   Other income                       9,234          5,070         23,819         13,053
                                  ---------      ---------      ---------      ---------
Income before income taxes        $  56,268      $  57,920      $ 128,583      $  69,106
                                  =========      =========      =========      =========

Financial information regarding geographic operations is presented in the table below (in thousands):

                                      Three Months Ended       Nine Months Ended
                                         December 31,            December 31,
                                      -------------------     -------------------
                                        2005       2004         2005       2004
                                      --------   --------     --------   --------
Revenues:
   United States                      $203,183   $220,385     $599,493   $629,365
   Europe and Africa                    76,672     84,879      224,842    216,381
   Other international operations       26,050     25,271       71,544     67,310
                                      --------   --------     --------   --------
Total revenues                        $305,905   $330,535     $895,879   $913,056
                                      ========   ========     ========   ========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2005
                                   (UNAUDITED)

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

The following table summarizes the restructuring accrual as of March 31, 2005, and charges against the accrual during the first nine months of fiscal 2006 (in thousands):


                                                            Charges and              Charges and
                                                         adjustments against     adjustments against
                                        Balance at       the accrual during       the accrual during       Balance at
                                         March 31,      the six months ended      the quarter ended      December 31,
                                           2005          September 30, 2005       December 31, 2005          2005
                                      -------------     --------------------     --------------------     -------------
Employee termination benefits         $          25     $                 21                              $           4
Facilities costs (primarily lease
  abandonments)                              10,793                    3,000                    1,270             6,523
Legal, consulting and
  outplacement costs                             10                       10                        -                 -
                                      -------------     --------------------     --------------------     -------------
Total restructuring accrual           $      10,828     $              3,031     $              1,270     $       6,527
                                      =============     ====================     ====================     =============

During the first, second and third quarters of 2006, the Company recorded reductions of $846,000, $807,000 and $695,000, respectively, in the restructuring accrual related to subleases of abandoned lease space in excess of what was originally anticipated. These adjustments were included in administrative and general expense.


NOTE 9 - CONTINGENCIES

The Company and one of its employees are parties to a libel lawsuit filed in April 2002 by two former employees titled Mary McCarthy O'Lee and Aidan O'Lee v. Compuware Corp., et al., Case No. 406409, Superior Court of the State of California, City and County of San Francisco. Plaintiffs alleged damages totaling $1 million. The case was tried to a jury in late June and early July 2005. The jury rendered a verdict against the Company and awarded plaintiffs a total of $1.15 million in compensatory and $10 million in punitive damages. On post-trial motions, the Court affirmed the compensatory damages but reduced the punitive damages award to $3.45 million. The Company has filed a notice of appeal to seek a further reduction of the damages award. The plaintiffs have also filed an appeal to retain the original damages. The Company believes its accruals are adequate to provide for the final outcome of this matter.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Compuware Corporation
Detroit, Michigan:

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of December 31, 2005, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended December 31, 2005 and 2004, and of cash flows for the nine-month periods ended December 31, 2005 and 2004. These consolidated interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Compuware Corporation and subsidiaries as of March 31, 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated June 7, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP


Detroit, Michigan
February 3, 2006

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

- The market for professional services is highly competitive, fragmented and characterized by low barriers to entry. Our principal competitors in professional services include but are not limited to Accenture Ltd., Computer Sciences Corporation, Electronic Data Systems Corporation, IBM Global Services, Keane, Inc., Infosys Technologies and numerous other regional and local firms in the markets in which we have professional services offices. Several of these competitors have substantially greater financial, marketing, recruiting and training resources than we do.

- Our success depends in part on our ability to develop or acquire product enhancements and new products that keep pace with continuing changes in technology and customer preferences.

- Approximately 33% of our total revenue is derived from foreign sources. This exposes us to exchange rate risks on foreign currencies and to other international risks such as the need to comply with foreign and U.S. export laws, and the uncertainty of certain foreign economies.

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

- Economic changes could cause customers to delay or forego decisions to license new products or upgrades to their existing environments or to reduce their requirements for professional services, and this could adversely affect our operating results.

- Acts of terrorism, acts of war, natural disasters and other unforeseen events may cause damage or disruption to our properties, employees, suppliers, distributors, resellers and customers which could adversely affect our business and operating results.

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

The following occurred during the third quarter of 2006:

- Released 4 mainframe and 8 distributed product updates designed to increase the productivity of the IT departments of our customers.

- Maintained the products contribution margin of 40.3% in the third quarter of 2006 consistent with 40.4% in the third quarter of 2005.

- Achieved a professional services contribution margin of 11.4% in the third quarter of 2006 compared to 14.0% in the third quarter of 2005.

- Achieved a 9.6% increase in distributed product revenue compared to the third quarter of 2005. The increase was a reflection of our continued focus on promoting our distributed products and an expanding maintenance base for those products.

- Incurred a 14.6% decrease in mainframe product revenue compared to the third quarter of 2005 primarily related to a decline in license revenue.

- Repurchased approximately 5.4 million shares of our common stock at an average price of $8.56 per share.

- Hosted OJ.X, an interactive Java seminar at our Detroit, Michigan world headquarters. Java visionaries from Compuware, Sun Microsystems, Inc. and BEA Systems, Inc. presented at the event, which attracted more than 1,000 attendees.

- Entered into agreements under the IBM settlement for $4.4 million, of which $3.3 million, $800,000 and $300,000, respectively, was recorded as license revenue, deferred revenue and maintenance revenue. The remaining balance under the initial payment of the

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

      settlement is $15.6 million. During the fourth quarter of 2006, any software license or upgrade transactions that meet the settlement criteria will be deducted from the $15.6 million and recorded as revenue, or deferred revenue, in accordance with standard revenue recognition criteria. If these transactions do not equal or exceed the remaining balance of the initial payment, the remaining amount will be viewed as settlement income and recorded as other income.

On January 26, 2006, the Company announced the following management reorganization:

- Hank Jallos has been appointed President and Chief Operating Officer for Compuware Products. In this role, Mr. Jallos will be responsible for the sales and maintenance of all Compuware products.

- Tommi White has been appointed President and Chief Operating Officer for Compuware Services. In this role, Ms. White will be responsible for the sales and delivery of all Compuware services.

- Bob Paul will retain his current role and responsibilities overseeing Covisint operations under the new title of President and Chief Operating Officer of Compuware Covisint.

This reorganization will be implemented during our fourth quarter of 2006 and will allow Compuware to take advantage of the unique strengths of its management team that will result in greater focus, accountability and responsiveness to the needs of our customers. The overall impact of this reorganization on operating costs has not been determined.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:



                                            Percentage of                        Percentage of
                                            Total Revenues                      Total Revenues
                                          ------------------                   ------------------
                                          Three Months Ended                   Nine Months Ended
                                             December 31,         Period-         December 31,          Period-
                                          ------------------     to-Period     ------------------      to-Period
                                           2005        2004       Change        2005        2004        Change
                                          ------      ------     ---------     ------      ------      ---------
REVENUE:
   Software license fees                    27.2%       30.0%      (15.9)%       24.0%       24.0%       (1.8)%
   Maintenance fees                         35.2        32.8        (0.9)        36.4        34.7         2.8
   Professional services fees               37.6        37.2        (6.4)        39.6        41.3        (5.9)
                                          ------      ------                   ------      ------
     Total revenues                        100.0       100.0        (7.5)       100.0       100.0        (1.9)
                                          ------      ------                   ------      ------

OPERATING EXPENSES:
   Cost of software license fees             1.9         1.6         7.2          1.9         2.3       (20.0)
   Cost of professional services            33.3        32.0        (3.6)        34.9        37.0        (7.2)
   Technology development and support       11.3        10.3         2.1         11.7        12.7        (9.5)
   Sales and marketing                      24.0        25.5       (12.9)        23.9        25.7        (8.8)
   Administrative and general               14.1        14.6       (10.7)        15.9        16.2        (3.8)
                                          ------      ------                   ------      ------
     Total operating expenses               84.6        84.0        (6.8)        88.3        93.9        (7.7)
                                          ------      ------                   ------      ------
Income from operations                      15.4        16.0       (11.0)        11.7         6.1        86.9
Other income                                 3.0         1.5        82.1          2.7         1.4        82.5
                                          ------      ------                   ------      ------
Income before income taxes                  18.4        17.5        (2.9)        14.4         7.5        86.1
   Income tax provision                      6.1         4.9        14.5          4.7         2.1       117.4
                                          ------      ------                   ------      ------
Net income                                  12.3%       12.6%       (9.6)%        9.7%        5.4%       73.9%
                                          ======      ======                   ======      ======

SOFTWARE PRODUCTS

REVENUE

Our products are designed to support the complete application lifecycle: development and integration, quality assurance, production readiness, performance management and IT governance of the application to optimize performance in production. Product revenue, which consists of software license fees and maintenance fees, comprised 62.4% and 62.8% of total revenue during the third quarter of 2006 and 2005, respectively, and 60.4% and 58.7% of total revenue during the first nine months of 2006 and 2005, respectively.

Distributed software product revenue increased $5.3 million or 9.6% during the third quarter of 2006 to $61.1 million from $55.8 million during the third quarter of 2005 and increased $21.4 million or 14.9% during the first nine months of 2006 to $165.4 million from $144.0 million during the first nine months of 2005. The increased revenue during the third quarter and first nine months of 2006 was primarily due to an increase of $1.7 million and $12.6 million, respectively, in maintenance revenue as the installed base of our distributed products continues to expand. The remaining change is attributable to strong license revenue growth within our Vantage product line.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Mainframe software product revenue decreased $22.1 million or 14.6% during the third quarter of 2006 to $129.8 million from $151.9 million during the third quarter of 2005 and decreased $16.3 million or 4.2% during the first nine months of 2006 to $375.4 million from $391.7 million during the first nine months of 2005. The decreased revenue during the third quarter and first nine months of 2006 was primarily reflected in lower license revenue within our File-Aid, Abend-Aid and Strobe product lines. The decrease can be attributed primarily to two factors; first, the decrease was related to fewer large license transactions during the first nine months of 2006, including one particularly large deal of approximately $10 million that occurred in the third quarter of 2005; second, there were fewer mainframe upgrades compared to the prior year as customers seem to be hesitant to add mainframe capacity.

License revenue decreased $15.7 million or 15.9% during the third quarter of 2006 to $83.3 million from $99.0 million during the third quarter of 2005 and decreased $3.9 million or 1.8% during the first nine months of 2006 to $214.9 million from $218.8 million during the first nine months of 2005. Fluctuations in foreign currency caused a decline in license revenue of $2.5 million and $800,000, respectively, compared to the third quarter and first nine months of 2005. Excluding the unfavorable effect of foreign currency fluctuations, license revenue decreased 13.3% during the third quarter of 2006 and 1.4% during the first nine months of 2006. These decreases were due to a decrease of $19.4 million and $12.7 million, respectively, in mainframe license revenue primarily related to our File-Aid, Abend-Aid and Strobe product lines, and were partially offset by increases of $3.7 million and $8.8 million, respectively, in distributed license revenue primarily related to our Vantage product line. Part of the license revenue decrease was related to having fewer large license transactions in 2006.

Maintenance fees decreased $1.1 million or 0.9% to $107.6 million during the third quarter of 2006 from $108.7 million during the third quarter of 2005 and increased $9.0 million or 2.8% during the first nine months of 2006 to $325.9 million from $316.9 million during the first nine months of 2005. Fluctuations in foreign currency caused a decline in maintenance fees of $3.1 million and $1.4 million, respectively, compared to the third quarter and first nine months of 2005. Excluding the unfavorable effect of foreign currency fluctuations, maintenance fees increased 1.9% during the third quarter of 2006 and 3.3% during the first nine months of 2006. The increased revenue during the first nine months of 2006 was primarily due to an increase of $12.6 million in distributed maintenance revenue related to our Vantage, DevPartner and Changepoint product lines offset by a $3.6 million decrease in mainframe maintenance revenue.

Product revenue by geographic location is presented in the table below (in thousands):


                                    Three Months Ended          Nine Months Ended
                                        December 31,               December 31,
                                   ---------------------     ---------------------
                                     2005         2004         2005         2004
                                   --------     --------     --------     --------
United States                      $105,158     $114,237     $295,447     $298,803
Europe and Africa                    61,418       69,367      178,336      173,610
Other international operations       24,324       24,050       67,003       63,278
                                   --------     --------     --------     --------
Total product revenue              $190,900     $207,654     $540,786     $535,691
                                   ========     ========     ========     ========

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

PRODUCT CONTRIBUTION AND EXPENSES

Financial information for the product segment is as follows (in thousands):


                          Three Months Ended          Nine Months Ended
                             December 31,               December 31,
                         ---------------------     ---------------------
                           2005         2004         2005        2004
                         --------     --------     --------     --------
Revenue                  $190,900     $207,654     $540,786     $535,691
Expenses                  113,948      123,751      335,475      371,372
                         --------     --------     --------     --------
Product contribution     $ 76,952     $ 83,903     $205,311     $164,319
                         ========     ========     ========     ========

The product segment generated contribution margins of 40.3% and 40.4% during the third quarter of 2006 and 2005, respectively, and 38.0% and 30.7% during the first nine months of 2006 and 2005, respectively. The improved contribution margin during the first nine months of 2006 compared to 2005 was primarily due to reductions in product expenses. Product expenses include cost of software license fees, technology development and support costs and sales and marketing expenses. These expenses are discussed below.

Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers and the cost of author royalties. For the third quarter of 2006, cost of software license fees increased $400,000 or 7.2% to $5.8 million from $5.4 million in the third quarter of 2005 and for the first nine months of 2006 decreased $4.3 million or 20% to $17.0 million from $21.3 million in the first nine months of 2005. The decrease in cost of software license fees for the first nine months of 2006 was primarily due to a reduction in amortization expense related to capitalized software acquired as a result of the Programart acquisition that became fully amortized in September 2004. As a percentage of software license fees, cost of software license fees were 7.0% and 5.5% in the third quarter of 2006 and 2005, respectively, and 7.9% and 9.7% in the first nine months of 2006 and 2005, respectively.

Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Also included here are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support technology initiatives. As a percentage of product revenue, costs of technology development and support were 18.1% and 16.3% in the third quarter of 2006 and 2005, respectively, and 19.4% and 21.6% during the first nine months of 2006 and 2005, respectively. The increase in the percentage for the third quarter of 2006 was primarily due to the $16.8 million decline in product revenue when compared to the third quarter of 2005. The decrease in the percentage for the first nine months of 2006 was primarily attributable to lower compensation and benefit costs of approximately $12.1 million due to a reduction in employee headcount.

Capitalization of internally developed software products begins when the technological feasibility of the product is established. Before the capitalization of internally developed software products, total research and development expenditures for the third quarter of 2006 decreased $4.5 million or 10.6% to $38.1 million from $42.6 million in the third quarter of 2005 and for the first nine months of 2006 decreased $13.7 million or 10.4% to $118.3 million from $132.0 million in the first nine months of 2005. The decrease in expense is primarily due to lower compensation and benefit costs resulting from reductions in employee headcount.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Sales and marketing costs consist primarily of personnel related costs associated with product sales and sales support and marketing for all our offerings. For the third quarter of 2006, sales and marketing costs decreased $10.9 million or 12.9% to $73.5 million from $84.4 million in the third quarter of 2005 and for the first nine months of 2006 decreased $20.7 million or 8.8% to $213.8 million from $234.5 million in the first nine months of 2005. The decreases in sales and marketing costs for the third quarter and first nine months of 2006 were primarily attributable to lower compensation, benefit and commission costs of approximately $11.1 million and $17.8 million, respectively, due to a first quarter 2006 sales realignment that reduced headcount. The remaining decrease for the first nine months of 2006 primarily relates to management's decision to reduce marketing and advertising spending for 2006. As a percentage of product revenue, sales and marketing costs were 38.5% and 40.7% in the third quarter of 2006 and 2005, respectively, and 39.5% and 43.8% in the first nine months of 2006 and 2005, respectively.

PROFESSIONAL SERVICES

REVENUE

We offer a broad range of IT services to help businesses make the most of their IT assets. Some of these services include outsourcing and co-sourcing, application management, product solutions, project management, enterprise resource planning and customer relationship management services, and our unique Compuware Application Reliability Solution, a comprehensive approach to application quality assurance. Revenue from professional services decreased $7.9 million or 6.4% during the third quarter of 2006 to $115.0 million compared to $122.9 million in the third quarter of 2005, and decreased $22.3 million or 5.9% during the first nine months of 2006 to $355.1 million from $377.4 million during the first nine months of 2005. The decreases in revenue for 2006 were primarily due to reduced spending from local and state government agencies related to budget reductions on IT programs and to reduced spending by the automotive sector primarily related to cost cutting initiatives adopted by domestic automotive manufacturers.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Professional services revenue by geographic location is presented in the table below (in thousands):


                                          Three Months Ended       Nine Months Ended
                                             December 31,             December 31,
                                        ---------------------     ---------------------
                                          2005         2004         2005         2004
                                        --------     --------     --------     --------
United States                           $ 98,025     $106,148     $304,046     $330,562
Europe and Africa                         15,254       15,512       46,506       42,771
Other international operations             1,726        1,221        4,541        4,032
                                        --------     --------     --------     --------
Total professional services revenue     $115,005     $122,881     $355,093     $377,365
                                        ========     ========     ========     ========

PROFESSIONAL SERVICES CONTRIBUTION AND EXPENSES

Financial information for the professional services segment is as follows (in thousands):

                                         Three Months Ended       Nine Months Ended
                                            December 31,             December 31,
                                       ---------------------     ---------------------
                                         2005         2004         2005         2004
                                       --------     --------     --------     --------
Revenue                                $115,005     $122,881     $355,093     $377,365
Expenses                                101,894      105,734      313,083      337,518
                                       --------     --------     --------     --------
Professional services contribution     $ 13,111     $ 17,147     $ 42,010     $ 39,847
                                       ========     ========     ========     ========

During the third quarter of 2006, the professional services segment generated a contribution margin of 11.4%, compared to 14.0% during the third quarter of 2005. The professional services contribution margin was 11.8% and 10.6% for the first nine months of 2006 and 2005, respectively. The decrease in the contribution margin for the third quarter of 2006 was primarily due to a $2.9 million reversal of the Employee Stock Ownership Plan contribution accrual during the third quarter of 2005. During the third quarter of 2005, management determined that the contribution would not be made for 2005. The increase in the contribution margin for the first nine months of 2006 was primarily due to improved utilization of professional services personnel and, to a lesser extent, ongoing efforts to reduce low margin subcontractor projects, partially offset by the effect of the adjustment for the Employee Stock Ownership Plan contribution discussed above.

Cost of professional services consists primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Cost of professional services decreased $3.8 million or 3.6% during the third quarter of 2006 to $101.9 million compared to $105.7 million in the third quarter of 2005 and decreased $24.4 million or 7.2% during the first nine months of 2006 to $313.1 million from $337.5 million during the first nine months of 2005. The decreases in costs for the third quarter and first nine months of 2006 were primarily attributable to lower compensation, benefit, and bonus costs of approximately $4.6 million and $16.6 million, respectively, due to a reduction in employee headcount in this area from the first nine months of 2005 to the first nine months of 2006 and reductions in subcontractor costs of approximately $2.7 million and $9.8 million, respectively, as a result of our ongoing efforts to reduce low margin subcontractor projects. The decreases were offset by the accrual for the Employee Stock Ownership Plan contribution in fiscal 2006.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

CORPORATE AND OTHER EXPENSES

Administrative and general expenses primarily consist of costs associated with the corporate executive, finance, human resources, administrative, legal and corporate communications departments. In addition, administrative and general costs include all facility-related costs, such as rent, maintenance, depreciation expense, utilities, etc., associated with worldwide sales and professional services offices. Administrative and general expenses decreased $5.2 million or 10.7% during the third quarter of 2006 to $43.0 million from $48.2 million during the third quarter of 2005, and decreased $5.5 million or 3.8% during the first nine months of 2006 to $142.6 million from $148.1 million in the first nine months of 2005. The decrease in cost for the third quarter of 2006 was primarily attributable to a decline in external legal fees. The decrease in cost for the first nine months of 2006 was primarily due to an $11.2 million decline in external legal fees and litigation settlement, partially offset by the effects of the second quarter 2006 write down of $4.0 million related to our former headquarters building in Farmington Hills, Michigan and the first quarter 2006 write down of $3.9 million related to a purchased software application that management, at this time, does not have plans to utilize. The remaining decrease in expense relates to reductions in building rent and outside services. The decrease in external legal fees and litigation costs are primarily due to reduced legal costs associated with the IBM litigation partially offset by the effects of an unfavorable verdict against the Company that occurred in the first quarter of 2006. See Note 9 to the Condensed Consolidated Financial Statements for more information.

Other income consists primarily of interest income realized from investments, interest earnings on deferred customer receivables and income/losses generated from our investments in partially owned companies. Other income increased $4.1 million or 82.1% during the third quarter of 2006 to $9.2 million compared to $5.1 million in the third quarter of 2005 and increased $10.7 million or 82.5% during the first nine months of 2006 to $23.8 million from $13.1 million during the first nine months of 2005. The increases in income for the third quarter and first nine months of 2006 were primarily attributable to an increase in investment interest income of which $2.8 million and $7.4 million, respectively, was due to higher interest rates earned on investments and $1.2 million and $3.8 million, respectively, was due to having a higher average investment balance during the respective periods of 2006 compared to 2005.

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax provision was $18.6 million in the third quarter of 2006 and $42.1 million for the first nine months of 2006, which represents an effective tax rate of 33% and 32.7%, respectively. This compares to an income tax provision of $16.2 million in the third quarter of 2005 and $19.4 million for the first nine months of 2005, which represents an effective tax rate of 28%. The increase in the effective tax rate from 2005 to 2006 is primarily related to expected increases in income before income taxes which dilutes the effect of income tax credits. We have reviewed the provisions of the American Jobs Creation Act of 2004 and do not anticipate any changes to our effective tax rate as a result of this Act.


RESTRUCTURING ACCRUAL

In the fourth quarter of 2002, we adopted a restructuring plan to reorganize our operating divisions, primarily the professional services segment. These changes were designed to

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

increase profitability by better aligning cost structures with current market conditions. See Note 8 to the Condensed Consolidated Financial Statements for changes in the restructuring accrual for the first nine months of 2006.


MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at December 31, 2005. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2005 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of that report. There have been no material changes to that information during the first nine months of 2006.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, cash and cash equivalents and investments totaled approximately $856.2 million. During the first nine months of 2006 and 2005, cash flow from operations was $114.3 million and $102.8 million, respectively. The increase was primarily due to a decrease in cash paid for salaries and benefits due to lower headcount, primarily within the professional services, technology development and support and sales and marketing segments, offset by lower collections on customer receivables due to reductions in product revenue. During the first nine months of 2006 and 2005, capital expenditures including property and equipment and capitalized research and software development totaled $25.4 million and $39.1 million, respectively.

We hold a $100 million revolving credit facility that matures on July 27, 2006 (see Note 9 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2005 for a description of the facility). No borrowings have occurred under this facility since inception.

During fiscal 2005, we implemented a plan to market and sell the former headquarters building in Farmington Hills, Michigan. Accordingly, the building is classified in current assets as held for sale. During the second quarter of fiscal 2006, we received viable offers to purchase the building which were below its carrying value. As a result of this information, we recorded a $4.0 million write-down of the building. This adjustment was included in administrative and general expense. We continue to work with potential buyers to complete the sale of this building. Nothing has come to our attention that would warrant further adjustments to the carrying value at this time.

On May 6, 2003, the Board of Directors authorized the repurchase of up to $125 million of our common stock. Our purchases of stock may occur on the open market, through negotiated or block transactions based upon market and business conditions. During the first nine months of

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

2006, we repurchased approximately 9.3 million shares of our common stock under this program at an average price of $8.32 per share and a total cost of $77.5 million. Approximately $46.5 million remains for future purchases under this program. Barring unusual changes in the market or business conditions, we anticipate utilizing the remaining $46.5 million during the fourth quarter of 2006.

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


CONTRACTUAL OBLIGATIONS

Our contractual obligations are described in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended March 31, 2005. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business during the first nine months of 2006.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



      ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, the repurchases of common stock for the quarter ended December 31, 2005:

                                                                           Total number of
                                                                               shares            Approximate
                                                                            repurchased as     dollar value of
                                                                           part of publicly    shares that may
                                       Total number of    Average price       announced       yet be purchased
                                          shares            paid per       repurchase plan    under the plan or
          Period                       repurchased (a)      share (a)       or program (a)       program (a)
          ------                       ---------------   ---------------   ----------------   -----------------
As of September 30, 2005                                                          4,129,337   $      92,650,000

Oct. 1, 2005 - Oct. 31, 2005                   100,000   $          7.93          4,229,337          91,857,000

Nov. 1, 2005 - Nov. 30, 2005                 3,816,327              8.34          8,045,664          60,045,000

Dec. 1, 2005 - Dec. 31, 2005                 1,470,278              9.18          9,515,942          46,545,000
                                       ---------------   ---------------
Total                                        5,386,605   $          8.56
                                       ===============   ===============

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS


        Exhibit
        Number     Description of Document

         10.97 Amendment Number 1 to Settlement Agreement dated November 29, 2005 by and among Compuware Corporation and International Business Machines Corporation. (1)

         15        Independent Registered Public Accounting Firm's Awareness
                   Letter (2)

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. (2)

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. (2)

         32 Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act. (2)


(1) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated November 29, 2005.

(2)   Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              COMPUWARE CORPORATION

Date:        February 3, 2006                 By:  /s/ Peter Karmanos, Jr.
             -----------------                     -----------------------

                                                       Peter Karmanos, Jr.
                                                       Chief Executive Officer
                                                       (duly authorized officer)


Date:        February 3, 2006                 By:  /s/ Laura L. Fournier
             -----------------                     ----------------------

                                                       Laura L. Fournier
                                                       Senior Vice President
                                                       Chief Financial Officer
                                                       Treasurer

                                 Exhibit Index

     Exhibit No.  Description

         10.97 Amendment Number 1 to Settlement Agreement dated November 29, 2005 by and among Compuware Corporation and International Business Machines Corporation. (1)

         15        Independent Registered Public Accounting Firm's Awareness
                   Letter (2)

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. (2)

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. (2)

         32 Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act. (2)


(1) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated November 29, 2005.

(2)   Filed herewith.