Form 10-K
period 2006-03-31
COMPUWARE CORP
filed 2006-06-13
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from to __________ to __________

                        Commission File Number: 000-20900

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
COMMON STOCK, PAR VALUE $.01 PER SHARE
PREFERRED STOCK PURCHASE RIGHTS

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes X No
                                                       ---    ---

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.
Yes     No  X
    ---    ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  X  Accelerated filer     Non-accelerated filer
                        ---                   ---                       ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No  X
                                     ---    ---

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter, was $3,042,558,151, based upon the closing sales price of the common stock on that date of $9.50 as reported on the NASDAQ Stock Market. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

There were 377,366,186 shares of $.01 par value common stock outstanding as of May 31, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 2006 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated by reference in Part III.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                                    FORM 10-K
                                TABLE OF CONTENTS

 Item
Number                                                                   Page
------                                                                   ----
                                   PART I

  1.   Business                                                            3
  1A.  Risk Factors                                                       14
  1B.  Unresolved Staff Comments                                          19
  2.   Properties                                                         19
  3.   Legal Proceedings                                                  19
  4.   Submission of Matters to a Vote of Security Holders                19

                                   PART II

  5.   Market for the Registrant's Common Equity, Related Stockholder
       Matters and Issuer Purchases of Equity Securities                  20
  6.   Selected Consolidated Financial Data                               23
  7.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                              24
  7A.  Quantitative and Qualitative Disclosure about Market Risk          37
  8.   Consolidated Financial Statements and Supplementary Data           39
  9.   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure                                               69
  9A.  Controls and Procedures                                            69
  9B.  Other Information                                                  72

                                  PART III

  10.  Directors and Executive Officers of the Registrant                 73
  11.  Executive Compensation                                             73
  12.  Security Ownership of Certain Beneficial Owners and Management
       and Related Stockholder Matters                                    73
  13.  Certain Relationships and Related Transactions                     73
  14.  Principal Accountant Fees and Services                             73

                                   PART IV

  15.  Exhibits and Financial Statement Schedules                         74

                                     PART I

ITEM 1. BUSINESS

We deliver value to businesses worldwide by providing software products and professional services that increase the effectiveness of information technology ("IT") organizations. Originally founded as a professional services company, in the late 1970's we began to offer mainframe productivity tools for fault management and diagnosis, file and database management, and application debugging.

In the 1990's, IT moved toward distributed and web-based platforms. Our solutions portfolio grew in response, and we now market a comprehensive portfolio of IT solutions across the full range of enterprise computing platforms that help:

- Develop and deliver high quality, high performance enterprise business applications in a timely and cost-effective manner.

- Measure and manage application service using business-relevant metrics, and maintain consistent, high levels of service delivery.

- Provide executive visibility, decision support and process automation across the entire IT organization to enable all available resources to be harnessed in alignment with business priorities.

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

For a discussion of developments in our business during fiscal 2006, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview.

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

The following discussion may contain certain forward-looking statements within the meaning of the federal securities laws which are identified by the use of the words "believes," "expects," "anticipates," "will," "contemplates," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those discussed in "Item 1A. Risk Factors" and elsewhere in this report, and could cause actual results to differ materially from the results implied by these or any other forward-looking statements made by us, or on our behalf. There can be no assurance that future results will meet expectations. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.

OUR BUSINESS STRATEGY

Our business strategy is to provide a broad range of software and professional services offerings to the largest users of information technology in the world. Our enterprise IT solutions are focused on providing a real return on investment for our clients by increasing the efficiency and effectiveness of the entire IT organization and enabling IT management to deliver maximum business value in support of the organization's strategic objectives. We support the most widely used technologies and platforms, including z/Series (mainframe), Java, .NET, Windows, UNIX, Linux, Oracle and SAP.

We offer software solutions and professional services in four primary areas of IT value delivery:

- Application development, in which business applications are defined, created, integrated with other applications and modified over time;

- Application delivery, in which business applications are analyzed, configured, validated, profiled and tested to ensure they will meet functional and performance requirements when they are deployed in production;

- Application service management, in which the performance and availability of key business transactions and the associated applications and infrastructure are monitored and managed; and

- IT portfolio management, which provides IT executives with comprehensive capabilities to plan, analyze, manage and measure the entire spectrum of IT investments, encompassing project and request-driven activity as well as ongoing operations.

PRODUCTS

The following table sets forth, for the periods indicated, a breakdown of license and maintenance revenue by product line and the percentage of total revenues for each line (dollars in thousands):

                                                                           PERCENTAGE OF
                                            YEAR ENDED MARCH 31,          TOTAL REVENUES
                                       ------------------------------   ------------------
PRODUCT REVENUE                          2006       2005       2004     2006   2005   2004
---------------                        --------   --------   --------   ----   ----   ----
File-AID                               $162,843   $172,438   $169,063   13.5%  14.0%  13.4%
Abend-AID                               132,503    138,592    138,943   11.0   11.3   11.0
Xpediter                                 98,043    108,762    113,647    8.1    8.8    9.0
QA Center Mainframe                      17,859     23,343     20,004    1.5    1.9    1.6
STROBE                                   91,683     83,608     85,653    7.6    6.8    6.8
                                       --------   --------   --------   ----   ----   ----
   Total Mainframe Revenue              502,931    526,743    527,310   41.7   42.8   41.8
                                       --------   --------   --------   ----   ----   ----
Uniface and Optimal                      50,663     47,403     45,420    4.2    3.8    3.6
DevPartner                               26,324     28,078     27,557    2.2    2.3    2.2
QA Center, File-AID/CS and CARS          44,877     42,688     39,141    3.7    3.5    3.1
Vantage                                  86,939     70,642     65,390    7.2    5.7    5.1
Changepoint                              18,512     14,945               1.6    1.2
                                       --------   --------   --------   ----   ----   ----
   Total Distributed Product Revenue    227,315    203,756    177,508   18.9   16.5   14.0
                                       --------   --------   --------   ----   ----   ----
   Total Product Revenue               $730,246   $730,499   $704,818   60.6%  59.3%  55.8%
                                       ========   ========   ========   ====   ====   ====

COMPUWARE SOFTWARE PRODUCTS

Our software products enhance the effectiveness of key disciplines throughout the IT organization, from application development and delivery to service management and IT portfolio management, supporting all major enterprise computing platforms.

APPLICATION DEVELOPMENT--Customers use our Optimal and Uniface products to cost-effectively develop reliable, scalable enterprise applications that meet business requirements.

APPLICATION DELIVERY--Our DevPartner, QACenter, File-AID and Xpediter products and the Compuware Application Reliability Solution ("CARS") help to assure that applications will meet business functional and service requirements by managing quality and performance risks throughout the application life cycle.

APPLICATION SERVICE MANAGEMENT--Our Abend-AID, Strobe and Vantage products are used to manage application service delivery - providing IT operations organizations with business-relevant metrics and enabling delivery of consistently high levels of service through systematic service management and problem resolution.

IT PORTFOLIO MANAGEMENT--Our Changepoint solution provides IT executives with visibility into all aspects of IT activity, supports effective investment decision-making driven by business strategy, enables IT resources to be effectively aligned with business priorities, provides timely and accurate financial budgeting, tracking and reporting, and enables and enforces organizational best practices through process automation.

MAINFRAME MARKET

We believe that our mainframe products will remain among the industry leaders. The market for mainframe products is well-defined and the drive to extend legacy applications into distributed environments continues to underscore the need for reliable, high-volume servers.

We intend to remain focused on developing, marketing and supporting high-quality software tools, both to support traditional uses of the mainframe and to enable IT organizations to rationalize, modernize and extend their legacy application portfolios. We believe that our longstanding customer relationships and brand equity in this arena will help us continue to improve the benefits our customers receive from our mainframe products. In addition, we continue to pursue product integration opportunities to increase the value that our customers obtain from the use of our products, to enhance the synergy among the functional groups working on key application projects and to make the entire process more streamlined, automated and repeatable.

MAINFRAME SOFTWARE PRODUCTS

Our mainframe products focus on improving the productivity of developers and analysts in analysis, unit testing, functional testing, performance testing, defect removal, fault management, file and data management and application service management in the OS/390 and z/OS series environments.

Our mainframe products are functionally rich, focused on customer needs and require minimal user training. We strive to ensure a common look and feel across our products and emphasize ease of use in all aspects of product design and functionality. Most products can be used immediately without modification of customer development practices and standards. These products can be quickly integrated into day-to-day testing, debugging and maintenance activities.

Our mainframe products are grouped into the following five product lines:

FILE-AID PRODUCTS

File-AID products provide a consistent, familiar and secure method for IT professionals to access, analyze, edit, compare, move and transform data across all strategic environments. File-AID is used to quickly resolve production data problems and manage ongoing changes to data and databases at any stage of the application life cycle, including building test data environments to provide the right data in the shortest practicable time.

XPEDITER PRODUCTS

Xpediter interactive debugging products help developers integrate enterprise applications, build new applications and modernize and extend their legacy applications, satisfying corporate scalability, reliability and security requirements. Xpediter tools deliver powerful analysis and testing capabilities across multiple environments, helping developers test more accurately and reliably, in less time.

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

STROBE PRODUCTS

Our Strobe and iStrobe are Application Service Management products that work together to help clients locate and eliminate sources of excessive resource demands during every phase of an application's life cycle. Strobe products measure the activity of z/OS-based online and batch applications, providing reports on where and how time is spent during execution. Strobe products support an extensive array of subsystems, databases and languages.

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

DISTRIBUTED SYSTEMS MARKET

In contrast to the mainframe market, the distributed systems market is characterized by multiple hardware, software and network configurations. Combined with the more recent push to provide enhanced versatility through service-oriented architectures, IT organizations are challenged to combine agility, cost effectiveness and control in developing and delivering reliable, scalable and high quality enterprise applications, despite an exponential increase in environment complexity. We believe our distributed products address these challenges and that we are emerging as a premier provider of application development, application delivery, application service management and IT portfolio management solutions to enterprise IT organizations.

DISTRIBUTED SOFTWARE PRODUCTS

Our distributed products focus on improving the effectiveness of the entire IT organization, including applications and operations organizations, as well as IT executive leadership. These products support an effective application delivery process from requirements definition and management, through application development and quality and performance assurance. They support excellent service delivery through comprehensive applications service management capabilities encompassing end-user experience monitoring, network and infrastructure monitoring and management, application performance management and systematic problem resolution. They support effective IT governance through comprehensive IT portfolio management capabilities spanning project portfolio management, application portfolio management and strategic investment planning.

Our distributed systems software products are grouped into five product lines:
Uniface and Optimal; DevPartner; QACenter, File-AID/CS and CARS; Vantage; and Changepoint.

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

OptimalJ is our Java development product. OptimalJ accelerates application delivery by simplifying Java development, allowing developers of varying experience levels to rapidly produce reliable J2EE business applications. OptimalJ generates complete, working applications directly from a visual model using sophisticated patterns to implement accepted best practices for coding to J2EE specifications.

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

QACenter Enterprise Edition--Compuware's automated functional testing and test management solution, which includes the following products:

     TestPartner--Functional test automation that allows organizations to validate business-critical applications including web-based, client/server and packaged applications.

     QADirector--A test management solution for full life-cycle testing of distributed large-scale applications. QADirector provides the framework for managing the entire testing process, allowing users to track test requirements and associated test cases and scripts, to analyze and manage risk and improve efficiency with test management and analysis that aligns quality assurance with business goals to maximize application quality.

     TrackRecord--A defect management solution that serves as a central repository and communication hub for all development-related activities and test-related activities and data.

     FileAID/Client Server--A comprehensive test data management tool that provides repeatable and consistent testing by allowing quality assurance teams to easily reuse test cases with different test data.

QACenter Performance Edition--Our automated load testing and server and network performance monitoring solution pinpoints problems and optimizes system performance for distributed, enterprise resource planning and e-commerce applications.

Compuware Application Reliability Solution--Our complete quality management solution that is a risk-based testing framework used to ensure testing efforts align with business priorities. It consists of the CARS workbench (our software solution) combined with certified quality assurance expertise (professional services) and Qualitypoint (our risk-based proprietary methodology). This systematic testing approach provides adherence to a consistent quality assurance process, delivers the quality metrics required to make sound go/no go decisions and ensures the most critical of business requirements are met.

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

ClientVantage--Provides a complete measure of end-user experience for all users, all the time, by tracking response times, resource usage, application faults and availability. ClientVantage supports agentless performance monitoring of extremely high-transaction web-based and enterprise applications.

NetworkVantage--Shows how users and applications consume critical shared network resources; provides the information necessary to troubleshoot problems related to unplanned use, unauthorized use, or poor configuration of the network; supports network bandwidth sizing decisions; and provides historical trending data for use in network growth management.

ServerVantage--Via agent-based or agentless technology, monitors the availability and performance of applications, databases and servers, allowing administrators to centrally manage events across all application components--web servers, firewalls, application servers, file systems, databases, middleware and operating systems.

VantageView--Performance dashboard that provides an overall enterprise view of application performance and availability across the customer's infrastructure, including access to the underlying performance metrics.

Vantage Analyzer for J2EE--Directs users straight to the source of J2EE performance problems, using visibility and detailed transaction analysis, without draining production resources.

ApplicationVantage--Pinpoints the source of poor performance and infrastructure problems to the client, server or network in production and pre-production environments, eliminating time-consuming guesswork. Predictive analysis features enable IT organizations to ensure that new and modified applications roll out successfully and provide crucial information for establishing and meeting service requirements.

CHANGEPOINT PRODUCTS

Changepoint provides Chief Information Officers ("CIOs") and IT managers with critical insight into IT spending, operations and management, helping them align IT investments with business priorities. Changepoint automates core IT business processes to reduce costs and increase efficiency and quality. Our IT portfolio management solution enables integrated management of all IT investments. It supports project, application and investment planning portfolios, so that organizations can prioritize and manage the investments that best support business goals, even as business conditions and market requirements change.

Changepoint Professional Services Application ("PSA") provides total visibility into the performance of an IT services organization from detailed analyses of the performance of engagements, projects and customers to higher level views of workgroups, the sales pipeline, engagements, project portfolios and financial projections. A configurable Management Portal enables the consolidation of business-critical information from Changepoint PSA, as well as other critical business systems.

PRODUCT MAINTENANCE AND CUSTOMER SUPPORT

We believe that effective support of our customers and products during both the trial period and for the license term is a substantial factor in product acceptance and subsequent new product sales. We believe our installed base is a significant asset and intend to continue to provide customer support and product upgrades to assure a continuing high level of customer satisfaction. In fiscal year 2006, we continued to experience a high customer maintenance renewal rate.

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

Licensees have the option of renewing their maintenance agreements each year for an annual fee based on the license price of the product. They also have the option of committing to maintenance for longer terms, generally up to five years, on a contractual basis. For fiscal years 2006, 2005 and 2004, maintenance fees represented approximately 36.0%, 34.5% and 32.3%, respectively, of our total revenues.

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

Product development is performed primarily at our headquarters in Detroit, Michigan; and at our development labs in Amsterdam, The Netherlands; Gdansk, Poland; Toronto, Canada; Cambridge, Massachusetts; San Diego, California; and Nashua, New Hampshire. In April 2006, we acquired Steeltrace Limited with a development lab in Dublin, Ireland.

Total technology development and support costs were $158.8 million, $172.7 million and $175.0 million during fiscal 2006, 2005 and 2004, respectively, of which $20.3 million, $19.3 million and $11.3 million, respectively, were capitalized.

In May 2005, we announced a partnership with Hewlett-Packard to enhance our ability to rapidly distribute our software and documentation--electronically and otherwise--to customers around the world. As a result of this partnership, our production and fulfillment staff began managing all Compuware software and product documentation delivery through HP's Software Publishing Services. This partnership allows Compuware to take advantage of economies of scale to reduce stock and freight charges, while the local production of software also reduces tax and duty payments.

PROFESSIONAL SERVICES

We offer a broad range of IT services for distributed systems and mainframe environments. Our offerings include technical staffing, application development, quality assurance, project management and application maintenance. We also offer professional services solutions that utilize Compuware's products for enhanced efficiency, quality and performance.

We believe that the demand for professional services will continue to be driven by the need to control costs, the significant level of resources necessary to support complex and rapidly changing hardware, software and communication technologies and the need for a larger technical staff for ongoing maintenance. Our business approach to professional services delivery emphasizes hiring experienced staff, ongoing training, high staff utilization and immediate, productive deployment of new personnel at client locations.

Our objective in the professional services division is to create long-term relationships with customers in which our professional staff join with the customer's IT organization to plan, design, program, implement and maintain technology-based solutions that achieve customer business goals. Typically, the professional services staff is integrated with the customer's development team on a specific application or project. Professional services staff work primarily at customer sites or at our professional services offices located throughout North America and Europe. We also have professional services operations in other international locations. In addition, Compuware offers a NearShore Development Center that serves customers looking for flexible, cost-effective and high-quality application services delivered remotely from our facility in Montreal.

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

The majority of our services are currently in the automotive industry. We are currently focused on expanding these services beyond the automotive market to include clients in healthcare and government operations. In March 2006, Compuware acquired ProviderLink Technologies, a privately held company of about 30 employees based in Cary, North Carolina. Through this transaction, Compuware Covisint gained a powerful, web-enabled application that improves efficiency in the sharing of healthcare information and records.

CUSTOMERS

Our products and professional services are used by the IT departments of a wide variety of commercial and government organizations.

We did not have a single customer that accounted for greater than 10% of total revenue during fiscal 2006, 2005 or 2004, or greater than 10% of accounts receivable at March 31, 2006 and 2005.

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

COMPETITION

The markets for our software products are highly competitive and characterized by continual change and improvement in technology. We consider more than 40 firms to be directly competitive with one or more of our products. These competitors include BMC Software, Inc., Borland Software Corp., Computer Associates International, Inc., International Business Machines Corporation ("IBM") and Mercury Interactive Corporation. Some of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. The principal competitive factors affecting the market for our software products include: responsiveness to customer needs, functionality, performance, reliability, ease of use, quality of customer support, vendor reputation, distribution channels and price.

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

In addition to trade secret protection, we seek to protect our software, documentation and other written materials under copyright law, which affords only limited protection. We also assert registered trademark rights in our product names. As of March 31, 2006, we have been granted 31 patents issued in the United States and have 16 patent applications pending with the United States Patent and Trademark Office for certain product technology and have plans to seek additional patents in the future. Once granted, we expect the duration of each patent will be up to 20 years from the effective date of filing of the applications. Our earliest issued patent filing date is fiscal 1992. However, because the industry is characterized by rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than legal protection of our technology.

There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current and future products or that any such assertion may not require us to enter into royalty arrangements which could require a partial payment to the third party upon sale of the product, or result in costly litigation.

EMPLOYEES

As of March 31, 2006, we employed 7,510 people worldwide, with 1,475 in products sales, sales support and marketing; 1,493 in technology development and support; 3,801 in professional services and 741 in other general and administrative functions. Only a small number of our international employees are represented by labor unions. We have experienced no work stoppages and believe that our relations with our employees are good. Our success will depend in part on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software developers, professional services staff and sales and marketing personnel.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our current executive officers, who serve at the discretion of our Board of Directors, are listed below:

Name                      Age   Position
----                      ---   --------
Peter Karmanos, Jr.       63    Chairman of the Board, Chief Executive Officer
                                and President
Henry A. Jallos           57    President and Chief Operating Officer, Products
Andrew P. Trestrail       47    President and Chief Operating Officer,
                                Professional Services
Robert C. Paul            43    President and Chief Operating Officer, Covisint
Laura L. Fournier         53    Senior Vice President, Chief Financial Officer
                                (Chief Accounting Officer) and Treasurer
Thomas M. Costello, Jr.   52    Senior Vice President, Human Resources,
                                Communications and Investor Relations, General
                                Counsel and Secretary

Peter Karmanos, Jr., is a founder of the Company and has served as Chairman of the Board since November 1978, as Chief Executive Officer since July 1987 and as President from January 1992 through October 1994 and October 2003 to present.

Henry A. Jallos has served as President and Chief Operating Officer, Products, since January 2006. Mr. Jallos has also been Corporate Executive Vice President since May 2005, Executive Vice President Global Account Management since October 2001 and Executive Vice President, Products Division from September 1998 through October 2001. From August 1994 through August 1998, Mr. Jallos served as Senior Vice President, Worldwide Sales.

Andrew P. Trestrail has served as President and Chief Operating Officer, Professional Services, since February 2006. Mr. Trestrail joined Compuware in May 2005 as Vice President Professional Services worldwide. Before joining Compuware, Mr. Trestrail was Vice President of IT Resources at Kelly Services, Inc. Mr. Trestrail was at Kelly Services, Inc. for nearly four years. From 1990 through 2001, Mr. Trestrail worked for Compuware in a number of technical and sales positions.

Robert C. Paul has served as President and Chief Operating Officer of Compuware Covisint since January 2006. Prior to that time, Mr. Paul was Chief Executive Officer and President of Covisint since its acquisition by Compuware in March 2004. Mr. Paul had spent nearly three years at Covisint prior to the acquisition. Before joining Covisint, Mr. Paul spent one year as President of SYNAPZ, a division of Future Three Corporation, and nearly two years as President and Chief Operating Officer at Coherent Networks International.

Laura L. Fournier has served as Senior Vice President, Chief Financial Officer and Treasurer since April 1998. Ms. Fournier was Corporate Controller from June 1995 through March 1998. From February 1990 through May 1995, Ms. Fournier was Director of Internal Audit.

Thomas M. Costello, Jr., has served as General Counsel since January 1985, Vice President from January 1995 to September 2003 and Secretary since May 1995. Mr. Costello was appointed Senior Vice President in September 2003. Mr. Costello is responsible for legal, human resources, communications and investor relations.

SEGMENT INFORMATION, PAYMENT TERMS AND FOREIGN REVENUES

For a description of revenues and operating profit by segment and for financial information regarding geographic operations for each of the last three fiscal years, see Note 13 of the Notes to Consolidated Financial Statements, included in Item 8 of this report. For a description of extended payment terms offered to some customers, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Software Products
- Revenue. The Company's foreign operations are subject to risks related to foreign exchange rates and other risks. For a discussion of these risks, see
Item 1A Risk Factors and Item 7A Quantitative and Qualitative Disclosure about Market Risk.

ITEM 1A. RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that we believe affect us are described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are not aware of or focused on or currently deem immaterial may also impair business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and shareholders could lose all or part of their investment.

THE MAJORITY OF OUR SOFTWARE PRODUCTS REVENUE IS DEPENDENT ON OUR CUSTOMERS' CONTINUED USE OF IBM AND IBM-COMPATIBLE PRODUCTS, AND ON THE ACCEPTANCE OF OUR PRICING STRUCTURE FOR SOFTWARE LICENSES AND MAINTENANCE.

The majority of our revenue from software products is generated from products designed for use with IBM and IBM-compatible mainframe computers. As a result, the majority of our revenue from software products is dependent on our customers' continued use of IBM and IBM-compatible mainframe products and on the acceptance of our pricing structure for software licenses and maintenance. The pricing of our software licenses and maintenance is under constant pressure from customers and competitive vendors. In addition, because our products operate in conjunction with IBM systems software, changes to IBM systems software may require us to adapt our products to these changes. An inability to do so, or any delay in doing so, may adversely affect our operating results.

OUR SOFTWARE AND TECHNOLOGY MAY INFRINGE THE PROPRIETARY RIGHTS OF OTHERS.

During the due diligence stage of any software acquisition, we research and investigate the title to the software we will be acquiring from the seller. This investigation generally includes without limitation, litigation searches, copyright and trademark searches, review of development documents and interviews with key employees of the seller regarding development, title and ownership of the software products being acquired. The acquisition document itself generally contains representations, warranties and covenants concerning the title and ownership of the software products as well as indemnification and remedy provisions in the event the representations, warranties and covenants are breached by the seller. Our new hires sign an offer letter which states that the new employee is being hired for his or her talent and skill rather than for any trade secrets or proprietary information of others of which he or she may have knowledge. Further, our employees execute an employee agreement that provides that work developed for us or our clients belongs to us or our clients, respectively. Although we use all reasonable efforts to ensure we do not create intellectual property that infringes on third party intellectual property rights, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current and future products or that any such assertion will not require us to enter into royalty arrangements or result in costly litigation.

OUR RESULTS COULD BE ADVERSELY AFFECTED IF OUR OPERATING MARGINS DECLINE.

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

OUR RESULTS COULD BE ADVERSELY AFFECTED BY INCREASED COMPETITION, PRICING PRESSURES AND TECHNOLOGICAL CHANGES.

The markets for our software products are highly competitive. We consider over 40 firms to be directly competitive with one or more of our products. Our competitors include, among others, BMC Software, Inc., Borland Software Corp., Mercury Interactive Corporation, Computer Associates International, Inc. and IBM. None of these competitors competes in all of our product lines. The principal competitive factors affecting the market for our software products include: responsiveness to customer needs, functionality, performance, reliability, ease of use, quality of customer support, sales channels, vendor reputation and price. A variety of external and internal events and circumstances could adversely affect our competitive capacity. Our ability to remain competitive will depend, to a great extent, upon our performance in sales, product development and customer support. To be successful in the future, we must respond promptly and effectively to our customers' purchasing methodologies, challenges of technological change and our competitors' innovations by continually enhancing our product offerings.

We operate in an industry characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. If we fail to keep pace with technological change in our industry, such failure would have an adverse effect on our revenues. During the past several years, many new technological advancements and competing products entered the marketplace. The distributed systems and application management markets in which we operate have many more competitors than our traditional mainframe systems management markets. Our ability to compete effectively and our growth prospects depend upon many factors, including the success of our existing distributed systems products, the timely introduction and success of future software products, the ability of our products to interoperate and perform well with existing and future leading databases and other platforms supported by our products and our ability to bring products to market that meet ever-changing customer requirements. To the extent that our current product portfolio does not meet such changing requirements, our revenues will suffer. Delays in new product introductions or less-than-anticipated market acceptance of these new products are possible and would have an adverse effect on our revenues.

Developers of third party products, including operating systems, databases, systems software, applications, networks, servers and computer hardware, frequently introduce new or modified products. These new or modified third party products could incorporate features which perform functions currently performed by our products or could require substantial modification of our products to maintain compatibility with these companies' hardware or software. While we have generally been able to adapt our products and our business to changes introduced by new or modified third party product offerings, there can be no assurance that we will be able to do so in the future. Failure to adapt our products in a timely manner to such changes or customer decisions to forego the use of our products in favor of those with comparable functionality contained either in the hardware or other software could have a material adverse effect on our business, financial condition and operating results.

THE MARKET FOR PROFESSIONAL SERVICES IS HIGHLY COMPETITIVE, FRAGMENTED AND CHARACTERIZED BY LOW BARRIERS TO ENTRY.

Our principal competitors in professional services include, among others, Accenture Ltd., Computer Sciences Corporation, Electronic Data Systems Corporation, IBM Global Services, Analysts International Corporation, Keane, Inc., Infosys Technologies and numerous other regional and local firms in the markets in which we have professional services offices. Several of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. The principal competitive factors affecting the market for our professional services include responsiveness to customer needs, breadth and depth of technical skills offered, availability and productivity of personnel, ability to demonstrate achievement of results and price. There is no assurance that we will be able to compete successfully in the future.

WE MUST DEVELOP OR ACQUIRE PRODUCT ENHANCEMENTS AND NEW PRODUCTS TO SUCCEED.

Our success depends in part on our ability to develop product enhancements and new products which keep pace with continuing changes in technology and customer preferences. The majority of our products have been developed from acquired technology and products. We believe that our future growth lies, in part, in continuing to identify, acquire and then develop promising technologies and products. While we are continually searching for acquisition opportunities, there can be no assurance that we will continue to be successful in identifying, acquiring and developing products and technology. If any potential acquisition opportunities are identified, there can be no assurance that we will consummate and successfully integrate any such acquisitions and there can be no assurance as to the timing or effect on our business of any such acquisitions. Our failure to develop technological improvements or to adapt our products to technological change may, over time, have a material adverse effect on our business.

ACQUISITIONS MAY BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS OR DIVERT THE ATTENTION OF OUR MANAGEMENT AND MAY RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED.

As part of our overall strategy, we have acquired or invested in, and plan to continue to acquire or invest in, complementary companies, products, and technologies and may enter into joint ventures and strategic alliances with other companies. Risks commonly encountered in such transactions include: the difficulty of assimilating the operations and personnel of the combined companies; the risk that we may not be able to integrate the acquired technologies or products with our current products and technologies; the potential disruption of our ongoing business; the inability to retain key technical, sales and managerial personnel; the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses; the risk that revenues from acquired companies, products and technologies do not meet our expectations; and decreases in reported earnings as a result of charges for in-process research and development and amortization of acquired intangible assets.

For us to maximize the return on some of our investments in acquired companies, the products of these entities must be integrated with our existing products. These integrations can be difficult and unpredictable, especially given the complexity of software and that acquired technology is typically developed independently and designed with no regard to integration. The difficulties are compounded when the products involved are well-established because compatibility with the existing base of installed products must be preserved. Successful integration also requires coordination of different development and engineering teams. This too can be difficult and unpredictable because of possible cultural conflicts and different opinions on technical decisions and product roadmaps. There can be no assurance that we will be successful in our product integration efforts or that we will realize the expected benefits.

With each of our acquisitions, we have initiated efforts to integrate the disparate cultures, employees, systems and products of these companies. Retention of key employees is critical to ensure the continued development, support, sales and marketing efforts pertaining to the acquired products. We have implemented retention programs to keep many of the key technical and sales employees of acquired companies; nonetheless, we have lost some key employees and may lose others in the future.

WE ARE EXPOSED TO EXCHANGE RATE RISKS ON FOREIGN CURRENCIES AND TO OTHER INTERNATIONAL RISKS WHICH MAY ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

Approximately one-third of our total revenues are derived from foreign operations and we expect that foreign operations will continue to generate a significant percentage of our total revenues. Products are priced in the currency of the country in which they are sold. Changes in the exchange rates of foreign currencies or exchange controls may adversely affect our results of operations. The international business is also subject to other risks, including the need to comply with foreign and U.S. laws and the greater difficulty of managing business overseas. In addition, our foreign operations are affected by general economic conditions in the international markets in which we do business. A worsening of economic conditions in these markets could cause customers to delay or forego decisions to license new products or to reduce their requirements for professional services.

A FURTHER DECLINE IN THE U.S. DOMESTIC AUTOMOTIVE MANUFACTURING BUSINESS COULD ADVERSELY AFFECT OUR PROFESSIONAL SERVICES BUSINESS.

Approximately 33% of our worldwide professional services revenue is generated from customers in the automotive industry, with the vast majority of that related to U.S. domestic automotive manufacturers. Many participants in the domestic automotive industry are engaged in restructuring and other efforts to cut costs, including IT expenditures. Further negative developments in this industry could reduce the demand for our services from these customers, which could have a significant impact on our professional services revenue and our margins.

CURRENT LAWS MAY NOT ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS.

We regard our software as proprietary and attempt to protect it with copyrights, trademarks, trade secret laws and/or restrictions on disclosure, copying and transferring title. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of our products or to obtain and use information that we regard as proprietary. We have many patents and many patent applications pending. However, existing patent and copyright laws afford only limited practical protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Any claims, against those who infringe on our proprietary rights can be time consuming and expensive to prosecute, and there can be no assurance that we would be successful in protecting our rights despite significant expenditures.

THE LOSS OF CERTAIN KEY EMPLOYEES AND TECHNICAL PERSONNEL OR OUR INABILITY TO HIRE ADDITIONAL QUALIFIED PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Our success depends in part upon the continued service of our key senior management and technical personnel. Such personnel are not parties to employment contracts with us and may leave Compuware at any time. Our success also depends on our continuing ability to attract and retain highly qualified technical, managerial and marketing personnel. The market for professional services and software products personnel has historically been, and we expect that it will continue to be, intensely competitive. There can be no assurance that we will continue to be successful in attracting or retaining such personnel. The loss of certain key employees or our inability to attract and retain other qualified employees could have a material adverse effect on our business.

OUR QUARTERLY FINANCIAL RESULTS VARY AND MAY BE ADVERSELY AFFECTED BY A NUMBER OF UNPREDICTABLE FACTORS.

Our revenues vary from quarter to quarter, with the largest portion of revenues historically recognized in the third and fourth quarters of each fiscal year. We believe that these quarterly patterns are partly attributable to the budgeting and purchasing cycles of customers and to our sales commission policies on our software products, which compensate sales personnel for meeting or exceeding annual quotas. We typically do not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in the quarter. A significant amount of our transactions are completed during the final weeks and days of the quarter, and therefore we generally do not know whether revenues or earnings will have met expectations until shortly after the end of the quarter. Our customers license our products under varying structures some of which require revenues to be deferred or recognized ratably over time. Changes in the mix of customer agreements could affect revenue in a quarter. Any significant shortfall in revenues or earnings or lowered expectations could cause our stock price to decline.

Investors should not rely on the results of prior periods or on historical seasonality in license revenue as an indication of our future performance. Our operating expense levels are relatively fixed and are based, in part, on our expectations of future revenue. If we have a shortfall in revenue in any given quarter, we will not be able to reduce our operating expenses for that quarter proportionally in response. Therefore, net income may be disproportionately affected by a fluctuation in revenue.

MAINTENANCE REVENUE COULD DECLINE.

Maintenance revenues have increased in recent years as a result of acquisitions and the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase as the processing capacity on which the products are installed increases; consequently, we receive higher absolute maintenance fees with new license and maintenance agreements and as existing customers install our products on additional processing capacity. Declines in our license bookings or increased customer cancellations could lead to declines in our maintenance revenues.

UNANTICIPATED CHANGES IN OUR OPERATING RESULTS OR EFFECTIVE TAX RATES, OR EXPOSURE TO ADDITIONAL INCOME TAX LIABILITIES, COULD AFFECT OUR PROFITABILITY.

We estimate income taxes in each of the jurisdictions in which we operate, net deferred tax assets based on expected future taxable benefits in such jurisdictions and our valuation allowance for deferred tax assets. As a result, management must determine the appropriate allocation of income in accordance with local law for each of these jurisdictions. We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Changes in estimates of projected future operating results or in assumptions regarding our ability to generate future taxable income could result in significant changes to our tax expense and valuation allowance and, therefore, net income.

In addition, we recognize contingent tax liabilities through tax expense for estimated exposures related to our current tax positions. We evaluate the need for contingent tax liabilities on a quarterly basis and any change in the amount will be recorded in our results of operations, as appropriate. It could take several years to resolve certain of these contingencies.

We are required to file corporate income tax returns in the United States and in multiple foreign jurisdictions that are subject to United States, state and foreign tax laws. The United States, state and foreign tax liabilities are determined, in part, by the amount of operating profit generated in these different taxing jurisdictions. We are also subject to routine corporate income tax audits in multiple jurisdictions. Our provision for income taxes includes amounts intended to satisfy income tax assessments that may result from the examination of our corporate tax returns that have been filed in these jurisdictions. The amounts ultimately paid upon resolution of these examinations could be materially different from the amounts included in the provision for income taxes and result in additional tax expense.

ACTS OF TERRORISM, ACTS OF WAR AND OTHER UNFORESEEN EVENTS MAY CAUSE DAMAGE OR DISRUPTION TO US OR OUR CUSTOMERS WHICH COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

Natural disasters, acts of war, terrorist attacks and the escalation of military activity in response to such attacks or otherwise may have negative and significant effects, such as imposition of increased security measures, changes in applicable laws, market disruptions and job losses. Such events may have an adverse effect on the economy in general. Moreover, the potential for future terrorist attacks and the national and international responses to such threats could affect the business in ways that cannot be predicted. The effect of any of these events or threats could have an adverse affect on our business, financial condition and results of operations.

OUR ARTICLES OF INCORPORATION, BYLAWS AND RIGHTS AGREEMENT AS WELL AS CERTAIN PROVISIONS OF MICHIGAN LAW MAY HAVE AN ANTI-TAKEOVER EFFECT.

Provisions of our articles of incorporation and bylaws, Michigan law and the rights agreement, dated October 25, 2000, as amended, between Compuware Corporation and Equiserve Trust Company, N.A. (now known as Computershare Trust Company N.A.), as rights agent, could make it more difficult for a third party to acquire Compuware, even if doing so would be perceived to be beneficial to shareholders. The combination of these provisions inhibits a non-negotiated acquisition, merger or other business combination involving Compuware, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

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

We also own a Farmington Hills, Michigan facility, which is approximately 225,000 square feet and a building in West Bloomfield, Michigan which is approximately 40,000 square feet. As discussed in Note 4 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, these facilities are classified in current assets as held for sale.

We lease approximately 99 professional services and sales offices in 31 countries, including seven remote product research and development facilities.

ITEM 3. LEGAL PROCEEDINGS

The Company was a party to a consolidated class action proceeding filed in the United States District Court for the Eastern District of Michigan titled In re Compuware Securities Litigation. The suit was brought on behalf of purchasers of the Company's common stock from January 1, 1999 to April 3, 2002 alleging that the Company failed to disclose under the securities laws its problems with the misappropriation of its software source code by IBM. The plaintiffs further alleged that the Company omitted and/or disseminated materially false and misleading statements concerning its deteriorating relationship with IBM. The court entered judgment in favor of Compuware on September 13, 2005. The plaintiffs did not appeal and the matter is now closed.

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. See Note 14 of the Notes to Consolidated Financial Statements, included in Item 8 of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Stock Market's National Market under the symbol CPWR. As of May 31, 2006, there were approximately 5,312 shareholders of record of our common stock. We have not paid any cash dividends on our common stock since fiscal 1986 and have no current intention to pay dividends. Our revolving credit agreement contains a $1 billion minimum tangible net worth covenant that could limit our ability to pay dividends. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated, all as reported by NASDAQ.

                       FISCAL YEAR ENDED MARCH 31, 2006    HIGH    LOW
                       --------------------------------   -----   -----
                          Fourth quarter                  $9.55   $7.60
                          Third quarter                    9.99    6.91
                          Second quarter                   9.98    7.08
                          First quarter                    7.51    5.71

                       FISCAL YEAR ENDED MARCH 31, 2005    HIGH    LOW
                       --------------------------------   -----   -----
                          Fourth quarter                  $7.60   $5.51
                          Third quarter                    6.58    5.01
                          Second quarter                   6.77    4.35
                          First quarter                    8.95    6.37

The Company has several stock option plans pursuant to which it grants performance-based stock options to employees, officers, and directors, as well as an Employee Stock Ownership Plan ("ESOP"), an Employee Stock Purchase Plan, and a Replacement Stock Option Award Program. For more information about our equity compensation plans, see Note 15 of the Notes to Consolidated Financial Statements, included in Item 8 of this report.

The following table sets forth certain information with respect to our equity compensation plans at March 31, 2006 (shares in thousands):

                                                                               Number of securities
                                  Number of securities                          remaining available
                                      to be issued         Weighted-average     for future issuance
                                    upon exercise of      exercise price of        under equity
                                   outstanding options   outstanding options    compensation plans
                                  --------------------   -------------------   --------------------
Equity compensation plans
   approved by security holders          31,638                 $13.96                10,430
Equity compensation plans not
   approved by security holders          24,072                 $ 8.64                24,940

As disclosed in the Company's annual meeting proxy statement, Peter Karmanos, Jr., the Company's Chief Executive Officer, purchases shares from the Company on the same terms and subject to the same conditions and limitations as provided in the Company's Employee Stock Purchase Plan (the "ESPP") with respect to all other employees of the Company, although he does not participate in the ESPP directly and is not entitled to the favorable tax treatment afforded to participants in the ESPP due to his beneficial ownership of more than five percent of the Company's outstanding shares. The description of the ESPP included in Note 15 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, is incorporated herein by reference. For administrative purposes, the Company has treated the shares purchased by Mr. Karmanos as purchases pursuant to the ESPP. However,based on recent advice from counsel, we have determined that since he is not allowed to participate in the ESPP that the issuance of shares may technically be considered unregistered. The sales of these securities to Mr. Karmanos were exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. There were no underwriters involved in connection with the sale of the above securities. Shares issued to Mr. Karmanos under this arrangement were as follows (all shares and prices split adjusted):

Purchase Date        Number of Shares   Price per Share
-------------        ----------------   ---------------
June 30, 1997              3,988            $  5.33
June 30, 1998              1,562            $ 13.60
June 30, 1999                786            $ 27.04
June 30, 2000              2,410            $  8.82
March 15, 2001             2,499            $  5.31
March 31, 2002             4,219            $  6.93
March 31, 2003             7,755            $  2.74
March 31, 2004             1,585            $  4.73
September 30, 2004         2,138            $4.3095
March 31, 2005             4,851            $  4.38
March 31, 2006             2,736            $  6.72

Mr. Karmanos continues to hold all shares purchased under this arrangement.

The following table sets forth, the repurchases of common stock for the quarter ended March 31, 2006:

                                                                               Total number of shares    Approximate dollar
                                                                               repurchased as part of   value of shares that
                                                                                 publicly announced     may yet be purchased
                                     Total number of         Average price       repurchase plan or       under the plan or
            Period               shares repurchased (a)   paid per share (a)         program (b)             program (b)
------------------------------   ----------------------   ------------------   ----------------------   --------------------
As of December 31, 2005                                                               9,515,942             $ 46,545,000
Jan. 1, 2006 - Jan. 31, 2006              931,000                $8.23               10,446,942               38,882,000
Feb. 1, 2006 - Feb. 28, 2006            3,834,448                 8.32               14,281,390              131,969,000
March 1, 2006 - March 31, 2006            869,872                 8.10               15,141,779              125,000,000
                                        ---------                -----
Total                                   5,635,320                $8.27
                                        =========                =====

(a) Includes repurchases made pursuant to a publicly announced plan (see footnote b below) and the surrender of 9,483 shares to the Company valued at $7.88 per share to cover amounts owed to the Company for options exercised during the quarter.

(b) On May 7, 2003, we announced that the Board of Directors authorized the repurchase of up to $125 million of our common stock. The entire amount authorized under this plan was repurchased as of March 31, 2006. On April 13, 2006, we announced that the Board of Directors authorized the repurchase of an additional $125 million of the Company's common stock. Our purchases of stock may occur on the open market or in negotiated or block transactions based upon market and business conditions. Unless terminated earlier by resolution of our Board of Directors, the share repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder.

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

                                                                             YEAR ENDED MARCH 31,
                                                        --------------------------------------------------------------
                                                           2006         2005         2004         2003         2002
                                                        ----------   ----------   ----------   ----------   ----------
                                                                (In thousands, except earnings per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Software license fees                                $  296,650   $  305,189   $  296,627   $  295,720   $  417,631
   Maintenance fees                                        433,596      425,310      408,191      412,176      433,751
   Professional services fees                              475,115      501,340      559,829      667,444      889,162
                                                        ----------   ----------   ----------   ----------   ----------
      Total revenues                                     1,205,361    1,231,839    1,264,647    1,375,340    1,740,544
                                                        ----------   ----------   ----------   ----------   ----------
Operating expenses:
   Cost of software license fees                            23,262       27,293       31,579       30,740       34,102
   Cost of professional services                           417,485      444,996      513,621      611,644      840,149
   Technology development and support                      138,545      153,386      163,655      143,289      164,280
   Sales and marketing                                     288,162      319,940      310,643      264,012      294,496
   Administrative and general                              190,538      199,628      207,613      188,814      206,347
   Goodwill amortization and impairment (1 and 2)                                                              426,344
   Restructuring costs (2)                                                                                      46,930
                                                        ----------   ----------   ----------   ----------   ----------
      Total operating expenses                           1,057,992    1,145,243    1,227,111    1,238,499    2,012,648
                                                        ----------   ----------   ----------   ----------   ----------
Income (loss) from operations                              147,369       86,596       37,536      136,841     (272,104)
Other income, net                                           44,091       19,629       18,481       19,374       21,257
                                                        ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes                          191,460      106,225       56,017      156,215     (250,847)
   Income tax provision (benefit)                           48,500       29,743        6,185       53,113       (5,592)
                                                        ----------   ----------   ----------   ----------   ----------
Net income (loss)                                       $  142,960   $   76,482   $   49,832   $  103,102   $ (245,255)
                                                        ==========   ==========   ==========   ==========   ==========
Basic earnings (loss) per share (3)                     $     0.37   $     0.20   $     0.13   $     0.27   $    (0.66)
Diluted earnings (loss) per share (3)                         0.37         0.20         0.13         0.27        (0.66)
Shares used in computing net income (loss) per share:
Basic earnings computation                                 385,147      386,701      382,630      377,028      371,786
Diluted earnings computation                               387,569      388,501      384,608      378,440      371,786


BALANCE SHEET DATA (AT PERIOD END):
Working capital                                         $  899,773   $  780,223   $  616,628   $  541,153   $  474,947
Total assets                                             2,510,968    2,478,218    2,262,709    2,162,798    2,025,683
Long term debt                                                  --           --           --           --           --
Total shareholders' equity (4)                           1,579,499    1,516,155    1,413,591    1,331,691    1,189,851

(1) Effective April 1, 2002, in accordance with SFAS No. 142, the goodwill balance is no longer being amortized. Instead it is tested at least annually for impairment. In fiscal 2002, net loss and loss per share (diluted computation), exclusive of amortization of goodwill, would have been $212.4 million and 57 cents.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion contains certain forward-looking statements within the meaning of the federal securities laws which are identified by the use of the words "believes," "expects," "anticipates," "will," "contemplates," "would", "may," "estimate," "intend," "plan" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those discussed in "Item 1A. Risk Factors" and elsewhere in this report, and could cause actual results to differ materially from the results implied by these or any other forward-looking statements made by us, or on our behalf. There can be no assurance that future results will meet expectations. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by applicable law, we do not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

OVERVIEW

In this section, we discuss our results of operations on a segment basis for each of our financial reporting segments. We operate in two business segments in the technology industry: products and professional services. We evaluate segment performance based primarily on segment contribution before corporate expenses. References to years are to fiscal years ended March 31. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes included in Item 8 of this report.

We deliver value to businesses worldwide by providing software products and professional services that increase the efficiency and effectiveness of the entire IT organization. Originally founded as a professional services company, in the late 1970's we began to offer mainframe productivity tools for fault management and diagnosis, file and database management, and application debugging.

In the 1990's, the IT industry moved toward distributed and web-based platforms. Our solutions portfolio grew in response, and we now market a comprehensive portfolio of IT solutions across the full range of enterprise computing platforms that help:

     - Develop and deliver high quality, high performance enterprise business applications in a timely and cost-effective manner.

     - Measure and manage application service using business-relevant metrics, and maintain consistent, high levels of service delivery.

     - Provide executive visibility, decision support and process automation across the entire IT organization to enable all available resources to be harnessed in alignment with business priorities.

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

The following occurred since the beginning of fiscal 2006:

          - Acquired ProviderLink Technologies ("ProviderLink") in March 2006. ProviderLink offers technology that improves efficiency in the sharing of healthcare information and records.

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

          - Released 17 mainframe and 27 distributed product enhancements, during fiscal 2006, designed to increase the productivity of the IT departments of our customers.

          - Achieved a products contribution margin of 38.4% in fiscal 2006 compared to 31.5% in fiscal 2005. The primary reason for the improved contribution margin was reductions in technology development and support expense and sales and marketing expense.

          - Achieved an 11.6% increase in distributed product revenue compared to fiscal 2005. The increase was a reflection of our continued focus on promoting our distributed products and an expanding maintenance base for those products.

          - Incurred a 4.5% decrease in mainframe product revenue compared to fiscal 2005 primarily related to a decline in license revenue.

          - Improved the professional services margin to 12.1% in fiscal 2006 from 11.2% in fiscal 2005 through improved utilization of professional services personnel and, to a lesser extent, a concerted effort to reduce low margin subcontractor arrangements.

          - Repurchased approximately 14.9 million shares of our common stock at an average price of $8.30 per share.

          - Entered into license and maintenance agreements under the IBM settlement for approximately $9.4 million. The remaining balance of $10.6 million from the 2006 commitment of $20 million was reported as "settlement" in the consolidated statements of operations.

During the fourth quarter of fiscal 2006, the Company implemented the following management reorganization:

          - Henry Jallos was appointed President and Chief Operating Officer for Compuware Products. In this role, Mr. Jallos will be responsible for the sales and maintenance of all Compuware products.

          - Andrew Trestrail was appointed President and Chief Operating Officer for Compuware Services. In this role, Mr. Trestrail will be responsible for the sales and delivery of all Compuware services.

          - Robert Paul retained his current role and responsibilities overseeing Covisint operations under the new title of President and Chief Operating Officer of Compuware Covisint.

This reorganization will allow Compuware to take advantage of the unique strengths of its management team that will result in greater focus, accountability and responsiveness to the needs of our customers.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                                                  Period-to-
                                            Percentage of           Period
                                            Total Revenues           Change
                                          Fiscal Year Ended     --------------
                                              March 31,          2005     2004
                                        ---------------------     to       to
                                         2006    2005    2004    2006     2005
                                        -----   -----   -----   -----    -----
REVENUE:
   Software license fees                 24.6%   24.8%   23.5%   (2.8)%    2.9%
   Maintenance fees                      36.0    34.5    32.3     1.9      4.2
   Professional services fees            39.4    40.7    44.2    (5.2)   (10.4)
                                        -----   -----   -----
      Total revenues                    100.0   100.0   100.0    (2.1)    (2.6)
                                        -----   -----   -----
OPERATING EXPENSES:
   Cost of software license fees          1.9     2.2     2.5   (14.8)   (13.6)
   Cost of professional services         34.7    36.1    40.6    (6.2)   (13.4)
   Technology development and support    11.5    12.5    12.9    (9.7)    (6.3)
   Sales and marketing                   23.9    26.0    24.6    (9.9)     3.0
   Administrative and general            15.8    16.2    16.4    (4.6)    (3.8)
                                        -----   -----   -----
      Total operating expenses           87.8    93.0    97.0    (7.6)    (6.7)
                                        -----   -----   -----
Income from operations                   12.2     7.0     3.0    70.2    130.7
Other income, net                         3.7     1.6     1.4   124.6      6.2
                                        -----   -----   -----
Income before income taxes               15.9     8.6     4.4    80.2     89.6
   Income tax provision                   4.0     2.4     0.5    63.1    380.9
                                        -----   -----   -----
Net income                               11.9%    6.2%    3.9%   86.9     53.5
                                        =====   =====   =====

SOFTWARE PRODUCTS

REVENUE

Our products are designed to enhance the effectiveness of key disciplines throughout the IT organization from application development and delivery to service management and IT portfolio management supporting all major enterprise computing platforms. Product revenue which consists of software license fees and maintenance fees, comprised 60.6%, 59.3% and 55.8% of total revenue during 2006, 2005 and 2004, respectively.

Distributed software product revenue increased $23.5 million or 11.6% during 2006 to $227.3 million from $203.8 million in 2005 and increased $26.3 million or 14.8% during 2005 from $177.5 million in 2004. The increase during 2006 was primarily due to license and revenue growth related to our Vantage product line resulting from increased customer demand for performance-related software and the enhancement of Vantage to include agentless monitoring through software acquired in our Adlex acquisition. The increase during 2005 when compared with 2004 was primarily due to an increase of $13.2 million in maintenance revenue related to our DevPartner and Vantage product lines and to the addition of $14.9 million related to Changepoint, which was acquired during the first quarter of 2005.

Mainframe software product revenue decreased $23.8 million or 4.5% during 2006 to $502.9 million from $526.7 million in 2005 and decreased $567,000 or 0.1% during 2005 from $527.3 million in 2004. The decrease during 2006 was primarily due to a decrease in license revenue related to our Expediter and File-Aid product lines.

License revenue decreased $8.5 million or 2.8% during 2006 to $296.7 million from $305.2 million in 2005 and increased $8.6 million or 2.9% during 2005 from $296.6 million in 2004. Fluctuations in foreign currencies negatively impacted license revenue by $3.1 million in 2006 compared to 2005. Excluding the unfavorable effect of foreign currency fluctuations, license revenue decreased 1.8% during 2006. The decrease, net of currency fluctuations, was primarily due to a reduction in Expediter and File-Aid product lines offset by growth in our Vantage product line as discussed above. The increase during 2005 when compared with 2004 was primarily due to fluctuations in foreign currencies. Excluding the favorable effect of foreign currency fluctuations, license revenue decreased 0.2% during 2005. The decrease, net of currency fluctuations, was primarily due to a reduction in DevPartner license revenue offset by the effects of the addition of Changepoint in May 2004.

Maintenance fees increased $8.3 million or 1.9% to $433.6 million during 2006 from $425.3 million in 2005 and increased $17.1 million or 4.2% during 2005 from $408.2 million in 2004. Fluctuations in foreign currencies negatively impacted maintenance by $4.4 million in 2006 compared to 2005. Excluding the unfavorable effect of foreign currency fluctuations, maintenance fees increased 3.0% during 2006 primarily due to growth in our Vantage product line. The increase during 2005 when compared with 2004 was primarily due to fluctuations in foreign currencies. Excluding the favorable effect of foreign currency fluctuations, maintenance revenue increased 1.3% during 2005. The increase, net of currency fluctuations, was primarily a result of revenue growth in our distributed product lines and to the effects of the addition of Changepoint.

We license software to customers using two types of software licenses, perpetual and term. Generally, perpetual software licenses allow customers a perpetual right to run our software on hardware up to a licensed aggregate MIPS (Millions of Instructions Per Second) capacity or to run our distributed software for a specified number of users or servers. Term licenses allow customers a right to run our software for a limited period of time on hardware up to a licensed aggregate MIPS capacity or for a specific number of users or servers. Also, our customers purchase maintenance services that provide technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released during the maintenance period. Furthermore, based on customers' business needs, we enter into agreements with our customers that allow them to license additional software and purchase multiple years of maintenance in a single transaction (multi-year transactions). In support of these multi-year transactions, we allow extended payment terms to qualifying customers.

To recognize revenue for these multi-year transactions the contract price is allocated between maintenance revenue and license revenue. License revenue associated with perpetual license agreements is recognized when the customer commits unconditionally to the transaction, the software products and quantities are fixed, the software has been delivered to the customer and collection is reasonably probable. License revenue associated with term transactions or with certain transactions that include an option to exchange or select products in the future is deferred and recognized over the term of the agreement or when all revenue recognition criteria have been met, depending on the terms of the agreement. When the license portion is paid over a number of years, the license portion of the payment stream is discounted to its net present value. Interest income is recognized over the payment term. The maintenance revenue associated with all sales is deferred and is recognized over the applicable maintenance period.

Product revenue by geographic location is presented in the table below (in thousands):

                                      Year Ended March 31,
                                 ------------------------------
                                   2006       2005       2004
                                 --------   --------   --------
United States                    $391,421   $399,690   $375,670
Europe and Africa                 245,553    240,233    246,579
Other international operations     93,272     90,576     82,569
                                 --------   --------   --------
Total product revenue            $730,246   $730,499   $704,818
                                 ========   ========   ========

PRODUCT CONTRIBUTION AND EXPENSES

Financial information for the product segment is as follows (in thousands):

                                      Year Ended March 31,
                                 ------------------------------
                                   2006       2005       2004
                                 --------   --------   --------
Revenue                          $730,246   $730,499   $704,818
Expenses                          449,969    500,619    505,877
                                 --------   --------   --------
Product contribution             $280,277   $229,880   $198,941
                                 ========   ========   ========

The product segment generated contribution margins of 38.4%, 31.5% and 28.2% during 2006, 2005 and 2004, respectively. The improved contribution margin during 2006 compared to 2005 was primarily due to reductions in product expenses. Product expenses include cost of software license fees, technology development and support costs, and sales and marketing expenses. These factors are discussed below.

Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers and the cost of author royalties. Cost of software license fees decreased $4.0 million or 14.8%, during 2006 to $23.3 million from $27.3 million in 2005 and decreased $4.3 million or 13.6% during 2005 from $31.6 million in 2004.

The decreases in costs for 2006 and 2005 were primarily due to a reduction in amortization expense related to capitalized software acquired as a result of the fiscal 2000 Programart acquisition that became fully amortized in September 2004. As a percentage of software license fees, cost of software license fees were 7.8%, 8.9% and 10.6% in 2006, 2005 and 2004, respectively.

Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Also included here are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support all technology initiatives. As a percentage of product revenue, costs of technology development and support were 19.0%, 21.0% and 23.2% in 2006, 2005 and 2004, respectively.

Capitalization of internally developed software products begins when technological feasibility of the product is established. Total technology development and support costs incurred internally and capitalized for the years ended March 31, 2006, 2005 and 2004 were as follows (in thousands):

                                                            Year Ended March 31,
                                                       ------------------------------
                                                         2006       2005       2004
                                                       --------   --------   --------
Technology development and support costs incurred      $158,811   $172,703   $174,942
Capitalized technology development and support costs    (20,266)   (19,317)   (11,287)
                                                       --------   --------   --------
Technology development and support costs reported      $138,545   $153,386   $163,655
                                                       ========   ========   ========

Before the capitalization of internally developed software products, total technology development and support expenditures decreased $13.9 million or 8.0%, to $158.8 million during 2006 from $172.7 million in 2005 and decreased $2.3 million or 1.3% during 2005 from $175.0 million in 2004. The decreases in costs for 2006 and 2005 were primarily attributable to lower compensation and benefit costs due to reductions in employee headcount in this area.

Sales and marketing costs consist primarily of personnel related costs associated with product sales and sales support and marketing for all our offerings. Sales and marketing costs decreased $31.7 million or 9.9%, during 2006 to $288.2 million from $319.9 million in 2005 and increased $9.3 million or 3.0% during 2005 from $310.6 million in 2004. As a percentage of product revenue, sales and marketing costs were 39.5%, 43.8% and 44.1% in 2006, 2005 and 2004, respectively.

The decrease in costs for 2006 was primarily attributable to lower compensation, benefit and bonus costs due to a first quarter 2006 sales realignment that reduced headcount.

The increase in costs for 2005 when compared with 2004 was primarily attributable to higher compensation and benefit costs and an increase in marketing seminar costs related to the OJX seminar that was held at our Detroit world headquarters for the first time in 2005 to promote our OptimalJ product line. Compensation and benefit costs were higher due to scheduled salary increases during 2005 and the negative effect of foreign currency fluctuations on these costs as the U.S. dollar continued to weaken throughout 2005. Approximately 50% of total sales and marketing compensation and benefits were attributable to our foreign operations.

PROFESSIONAL SERVICES

REVENUE

We offer a broad range of IT services to help businesses make the most of their IT assets. Some of these services include outsourcing and co-sourcing, application management, product solutions, project management, enterprise resource planning and customer relationship management services. Revenue from professional services decreased $26.2 million or 5.2% during 2006 to $475.1 million from $501.3 million in 2005 and decreased $58.5 million or 10.4% during 2005 from $559.8 million in 2004.

The decrease in revenue for 2006 was primarily due to reduced spending from local and state government agencies related to budget reductions on IT programs and to reduced spending by the automotive sector primarily related to cost cutting initiatives adopted by domestic automotive manufacturers and suppliers.

The decrease in revenue for 2005 when compared with 2004 was primarily due to a reduction in demand for professional services, continued downward pressure on our billing rates due to the highly competitive nature of the professional services market and a reduction in subcontractor arrangements, along with a strategic move away from non-core professional services such as helpdesk, computer operations and non-technical project management.

Professional services revenue by geographic location is presented in the table below (in thousands):

                                           Year Ended March 31,
                                      ------------------------------
                                        2006       2005       2004
                                      --------   --------   --------
United States                         $405,638   $436,730   $499,670
Europe and Africa                       63,177     59,383     56,749
Other international operations           6,300      5,227      3,410
                                      --------   --------   --------
Total professional services revenue   $475,115   $501,340   $559,829
                                      ========   ========   ========

PROFESSIONAL SERVICES CONTRIBUTION AND EXPENSES

Financial information for the professional services segment is as follows (in thousands):

                                           Year Ended March 31,
                                      ------------------------------
                                        2006       2005       2004
                                      --------   --------   --------
Revenue                               $475,115   $501,340   $559,829
Expenses                               417,485    444,996    513,621
                                      --------   --------   --------
Professional services contribution    $ 57,630   $ 56,344   $ 46,208
                                      ========   ========   ========

During 2006, the professional services segment generated a contribution margin of 12.1%, compared to 11.2% and 8.3% during 2005 and 2004, respectively. The increases in 2006 and 2005 were primarily due to improved utilization of professional services personnel and, to a lesser extent, a concerted effort to reduce low margin subcontractor projects.

Cost of professional services consists primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Cost of professional services decreased $27.5 million or 6.2% during 2006 to $417.5 million from $445.0 million in 2005 and decreased $68.6 million or 13.4% during 2005 from $513.6 million in 2004.

The decreases in costs for 2006 and 2005 were primarily attributable to lower compensation, benefit, bonus and travel costs of approximately $18.6 million and $56.1 million, respectively due to a reduction in employee headcount in this area and reductions in subcontractor costs of approximately $9.2 million and $11.4 million, respectively, as a result of our ongoing efforts to reduce low margin subcontractor projects.

CORPORATE AND OTHER EXPENSES

Administrative and general expenses consist primarily of costs associated with the corporate executive, finance, human resources, administrative, legal, communications and investor relations departments. In addition, administrative and general expenses include all facility-related costs, such as rent, building depreciation, maintenance, utilities, etc., associated with worldwide sales and professional services offices. Administrative and general expenses decreased $9.1 million or 4.6% during 2006 to $190.5 million from $199.6 million in 2005 and decreased $8.0 million or 3.8% during 2005 from $207.6 million in 2004.

The decrease in cost for 2006 was primarily due to a $16.9 million decline in external legal fees and litigation settlement, partially offset by the effects of a $6.7 million impairment charge related to our former headquarters building in Farmington Hills, Michigan. The decrease in external legal fees and litigation costs are primarily due to reduced legal costs associated with the IBM litigation partially offset by the effects of an unfavorable verdict against the Company that occurred in the first quarter of 2006. See Note 14 to the Consolidated Financial Statements for more information.

The decrease in cost for 2005 when compared with 2004 was primarily attributable to a decrease in legal fees of approximately $15.9 million due to reduced legal costs associated with the IBM litigation offset by an increase in charitable contributions of $3.1 million, an increase in compensation and benefits of $2.2 million due to salary increases and higher depreciation expense associated with the Detroit headquarters building of approximately $2.1 million.

External legal fees for all litigation, including IBM and other matters were $6.2 million, $29.1 million and $45.0 million in 2006, 2005 and 2004. Litigation expense was impacted significantly during fiscal 2005 and 2004 by the IBM litigation. In March 2005, we entered into a software, services and technology relationship with IBM and settled all outstanding litigation between the companies.

Other income, net ("other income") consists primarily of interest income realized from investments, interest earned on deferred customer receivables, income associated with the IBM settlement agreement and income/losses generated from our investments in partially owned companies.

Other income increased $24.5 million or 124.6% during 2006 to $44.1 million from $19.6 million in 2005 and increased $1.1 million or 6.2% during 2005 from $18.5 million in 2004. The increase in income for 2006 was primarily attributable to a $14.9 million increase in investment interest income, of which $11.7 million was due to higher interest rates earned on investments and $3.2 million was due to having a higher average investment balance throughout 2006 compared to 2005. In addition, we recorded $10.6 million to other income related to the IBM settlement, representing the portion of the IBM settlement payment for the year that did not relate to the sale of products or services. See Note 14 to the Consolidated Financial Statements for more information.

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax provision was $48.5 million, $29.7 million and $6.2 million, respectively, in 2006, 2005 and 2004 which represents an effective tax rate of 25%, 28% and 11%, respectively.

During the quarter ended March 31, 2006, we reduced our income tax provision by $11.1 million for certain items related to the settlement of prior year tax matters. We have concluded two separate Competent Authority proceedings, both spanning several tax periods. The U.S. government for each matter and two separate foreign government Competent Authority groups have resolved these foreign country-initiated adjustments related to transfer pricing for software. This resulted in a reduction to our income tax provision of approximately $5.8 million. These proceedings covered tax periods 1996 through 2001 and 1997 through 2003, respectively. Also during the quarter, we concluded several matters with the U.S. Internal Revenue Service ("IRS") related to its ongoing examination for tax periods 2000 through 2004 with the most significant being the U.S. Research and Experimentation tax credit and claims for deductions of meals and entertainment expenditures. The resolution of these matters resulted in reductions to our income tax reserves of approximately $3.7 million and $800,000, respectively. Other items totaling approximately $800,000 relating to prior year tax matters were also settled during the quarter. Excluding the $11.1 million tax benefit, the effective tax rate for 2006 was 31%.

During the quarter ended December 31, 2003, we adjusted our income tax reserves related to various tax matters. This adjustment resulted in an income tax benefit of $9.5 million in 2004 relating primarily to favorable tax settlements with the IRS and developments in other tax matters both in the U.S. and other taxing jurisdictions. We recorded a net tax benefit of $4.7 million related to the completion of an IRS exam which challenged the deductibility of interest paid on Corporate Owned Life Insurance ("COLI") policies. We entered into a Closing Agreement with the IRS on this matter in October 2003. All COLI policies have been cancelled. The balance of the adjustment related to revisions in estimates for reserves related to the U.S. Research and Experimentation tax credit, an audit of our Australian operations for fiscal years 1996 through 2001, and other income tax reserves no longer deemed necessary. Excluding the $9.5 million tax benefit, the effective tax rate for 2004 was 28%.

The effective income tax rates for 2006, 2005 and 2004 are below the statutory rate due to the impact of certain tax benefits discussed in Note 12 of the Notes to Consolidated Financial Statements, included in Item 8 of this report. We expect changes in pre-tax net income and in the domestic/foreign composition of revenue to change the relative effect of these tax benefits and to result in an increase in the effective income tax rate for fiscal 2007.

The increase in the effective tax rate from 2005 to 2006, excluding the $11.1 million income tax benefit, is primarily due to changes in income before income taxes and in the domestic/foreign composition of revenue reducing the effect of certain tax benefits compared to the prior year.

RESTRUCTURING CHARGE

In the fourth quarter of 2002, we adopted a restructuring plan to reorganize our operating divisions, primarily the professional services segment. These changes were designed to increase profitability by better aligning cost structures with current market conditions. See Note 7 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, for changes in the restructuring accrual for 2004, 2005 and 2006.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 1 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, contains a summary of our significant accounting policies.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on facts and circumstances existing at March 31, 2006. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. We have discussed the development and selection of the critical accounting policies described below with the Audit Committee.

Product Revenue Recognition - We recognize product revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured. We evaluate collectibility based on past customer history, external credit ratings and payment terms within various customer agreements. Future events or inaccuracies in reported credit data that result in a change to collectibility expectations could have a negative effect on our operating results.

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

Perpetual license fee revenue is recognized using the residual method, under which the fair value, based on vendor specific objective evidence ("VSOE") of all undelivered elements of the agreement (e.g. maintenance and professional services) is deferred. VSOE is based on rates charged for maintenance and professional services when sold separately. Based on market conditions, we periodically change pricing methodologies for license, maintenance and professional services. Changes in rates charged for stand alone maintenance and professional services could have an impact on how bundled revenue agreements are characterized as license, maintenance or professional services and therefore, on the timing of revenue recognition in the future. Pricing modifications made during the years covered by this report have not had a significant impact on the timing or characterization of revenue recognized.

We have an increasing need for flexibility in licensing rights and offerings to our customers. As our contractual arrangements evolve to meet the needs of our customers, an increasing percentage of our license arrangements must be recognized over the terms of the arrangement. While this ratable recognition has no impact on our results over time, it may change the timing of forecasted revenue and impact quarterly and annual results.

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

Capitalized Software - In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", the cost of purchased and internally developed software is capitalized and stated at the lower of unamortized cost or expected net realizable value. We compute annual amortization using the straight-line method over the remaining estimated economic life of the software product which is generally five years. Software is subject to rapid technological obsolescence and future product revenue estimates supporting the capitalized software cost can be negatively affected based upon competitive products and pricing. Such adverse developments could reduce the estimated net realizable value of our capitalized software and could result in impairment or a shorter estimated life. Such events would require us to take a charge in the period in which the event occurred or to increase the amortization expense in future periods and would have a negative effect on our results of operations. We review for impairments each balance sheet date.

Impairment of Goodwill - In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", we are required to assess the impairment of goodwill annually, or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. To analyze goodwill, we measure its fair value using an estimate of the related business's discounted cash flow and market comparable valuations. The discounted cash flow approach uses significant assumptions, including projected future cash flows, the discount rate reflecting the risk inherent in future cash flows, and a terminal growth rate.

The fair value of the reporting unit including the goodwill is compared to the carrying value of each reporting unit. If the carrying amount of the reporting unit exceeds its fair value, the goodwill associated with such reporting unit must be further evaluated for impairment. Under such evaluation, if the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, the impairment loss is recognized as an operating expense in an amount equal to that excess. Changes in any of these estimates and assumptions, and unknown future events or circumstances (e.g. economic conditions or technological developments), could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge.

Investments in Partially Owned Companies - As discussed in Note 5 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, we have minority investments in and advances to certain privately held companies for strategic purposes. At March 31, 2006, the net carrying value of our investments and advances to these entities totaled $19.0 million. We regularly evaluate the financial condition of these partially owned companies to assess potential impairment in the carrying value of our investments in and advances to these entities. We consider their current financial situation, including their ability to meet current cash requirements, expected future cash flows and any other information known to us in determining whether an impairment charge is appropriate. Unknown factors or unforeseen events that impair their ability to pay their obligations or to operate profitably could have an impact on our ability to recoup our investments in and outstanding advances to these companies and could require us to expense all or a portion of the outstanding investments and advances in that period.

Deferred Tax Assets Valuation Allowance and Tax Liabilities - We operate in multiple tax jurisdictions both inside and outside the United States. As a result, management must determine the appropriate allocation of income in accordance with local law for each of these jurisdictions. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events and are determined based on the difference between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which the differences are expected to reverse. We must then assess the likelihood that our deferred tax assets will be realized and, to the extent we believe that realization is not likely, we must establish a valuation allowance. For additional information regarding these matters see Note 12 of the Notes to Consolidated Financial Statements, included in Item 8 of this report. Changes in estimates of projected future operating results or in assumptions regarding our ability to generate future taxable income during the periods in which temporary differences are deductible could result in significant changes to these accruals and, therefore, to our net income.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, cash and cash equivalents and investments totaled approximately $909.3 million. During 2006 and 2005, cash flow from operations was $229.7 million and $242.3 million, respectively. During these periods, capital expenditures for property and equipment and capitalized research and software development totaled $35.4 million and $48.0 million, respectively.

We hold a $100 million revolving credit facility maturing on July 27, 2006. See
Note 9 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, for a description of the facility. No borrowings have occurred under this facility.

During fiscal 2005, we implemented a plan to market and sell the former headquarters building located in Farmington Hills, Michigan. We have been unable to reach an agreement with a buyer to dispose of the building. Based on various purchase discussions with potential buyers, we recorded a $6.7 million impairment charge related to this building in 2006. This impairment charge is included in "administrative and general" in the consolidated statements of operations. The building is classified in current assets as held for sale with a carrying value of $13.0 million at March 31, 2006.

During fiscal 2006, we implemented a plan to market and sell the former distribution center located in West Bloomfield, Michigan. The building is classified in current assets as held for sale with a carrying value of $1.8 million at March 31, 2006.

On May 6, 2003, the Board of Directors authorized the repurchase of up to $125 million of our common stock. During 2006, we repurchased approximately 14.9 million shares of our common stock under this program at an average price of $8.30 per share and a total cost of $124.0 million. As of March 31, 2006, we had utilized the entire amount authorized under this plan. On April 13, 2006, we announced that the Board of Directors authorized the repurchase of an additional $125 million of the Company's common stock. Our purchases of stock may occur on the open market or in negotiated or block transactions based upon market and business conditions.

In April 2006, we acquired SteelTrace Limited, a privately held provider of products that identify business needs and translate them into technology infrastructure for approximately $20.0 million in cash. The acquisition will be accounted for as a purchase and, accordingly, assets and liabilities acquired will be recorded at fair value as of the acquisition date.

In March 2006, we acquired ProviderLink Technologies, a privately held provider of technology that improves efficiency in the sharing of healthcare information and records for approximately $12.0 million in cash. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at preliminary fair value as of the acquisition date.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (R), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) requires companies to expense the value of employee stock options and other forms of stock-based compensation effective for annual periods beginning after June 15, 2005. We expect to adopt the provisions of SFAS No. 123(R) as of April 1, 2006 using the modified prospective method to recognize compensation expense. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of stock-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as described in the disclosure of "Stock-Based Compensation" in
Note 1 of the Notes to Consolidated Financial Statements, included in Item 8 of this report.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 will become effective for accounting changes and corrections of errors made in fiscal 2007 and beyond. The effect of SFAS No. 154 on our Consolidated Financial Statements will depend on the nature and significance of future accounting changes subject to it.

Contractual Obligations

The following table summarizes our payments under contractual obligations and our other commercial commitments as of March 31, 2006 (in thousands):

                                            Payment Due by Period as of March 31,
                           ----------------------------------------------------------------------
                                                                                        2012 and
                             Total      2007      2008      2009      2010     2011    Thereafter
                           --------   -------   -------   -------   -------   ------   ----------
Contractual obligations:
   Operating leases        $328,375   $32,363   $26,887   $21,420   $13,465   $6,714    $227,526
   Other (1)                  6,300     2,488       612       450       450      450       1,850
                           --------   -------   -------   -------   -------   ------    --------
   Total                   $334,675   $34,851   $27,499   $21,870   $13,915   $7,164    $229,376
                           ========   =======   =======   =======   =======   ======    ========

(1)- Other includes $4.7 million of advertising agreements and $1.6 million of commitments to a Detroit area charity. Expenses related to other for the years ended March 31, 2006, 2005 and 2004 were $3.3 million, $6.4 million and $4.3 million, respectively.

There are no long term debt obligations, capital lease obligations or purchase obligations.

Off-Balance Sheet Arrangements

We currently do not have any off balance sheet or non-consolidated special purpose entity arrangements.

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

The table below provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates (in thousands, except interest rate):

                                            Year Ended March 31,
                                            --------------------               Fair Value at
                                              2007       2008        Total    March 31, 2006
                                            --------   --------    --------   --------------
Cash Equivalents                            $612,062               $612,062      $612,062
   Average Interest Rate                        4.21%                  4.21%
   Average Interest Rate (tax equivalent)       4.22%                  4.22%

Investments                                 $265,131    $32,149    $297,280      $296,772
   Average Interest Rate                        2.99%      3.18%       3.00%
   Average Interest Rate (tax equivalent)       4.22%      4.89%       4.30%

We offer financing arrangements with installment payment terms in connection with our multi-year software sales. Installment accounts are generally receivable over a two to five year period. As of March 31, 2006, non-current accounts receivable amounted to $207.0 million, and are due approximately $133.9 million, $48.2 million, $18.9 million, $4.4 million and $1.6 million in each of the years ending March 31, 2008 through 2012, respectively. The fair value of non-current accounts receivable is estimated by discounting the future cash flows using the current rate at which the Company would finance a similar transaction. At March 31, 2006, the fair value of such receivables is approximately $202.4 million. Each 100 basis point increase in interest rates would have an associated $1.7 million and $1.8 million negative impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2006 and 2005, respectively. A change in interest rates will have no impact on cash flows or net income associated with non-current accounts receivable.

FOREIGN CURRENCY RISK

We have entered into forward foreign exchange contracts primarily to hedge amounts due to or from select subsidiaries denominated in foreign currencies (mainly in Europe and Asia-Pacific) against fluctuations in exchange rates. Our accounting policies for these contracts are based on our designation of the contracts as hedging transactions. The criteria we use for designating a contract as a hedge include the contract's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on forward foreign exchange contracts are recognized in income, offsetting foreign exchange gains or losses on the foreign balances being hedged. If the underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related forward foreign exchange contract would be recognized in income in the same period. In addition, since we enter into forward contracts only as a hedge, any change in currency rates would not result in any material net gain or loss, as any gain or loss on the underlying foreign currency denominated balance would be offset by the gain or loss on the forward contract. We operate in certain countries in Latin America and Asia-Pacific where there are limited forward currency exchange markets and thus we have unhedged transaction exposures in these currencies. Because of these unhedged exposures, a ten percent change in exchange rate would have an associated $1.9 million and $2.1 million impact on our income from operations based on our unhedged amounts due to or from select subsidiaries as of March 31, 2006 and 2005, respectively.

The table below provides information about our foreign exchange forward contracts at March 31, 2006. The table presents the value of the contracts in U.S. dollars at the contract maturity date and the fair value of the contracts at March 31, 2006 (in thousands, except contract rates):

                                                          Forward      Fair
                        Contract   Maturity              Position    Value at
                         date in   date in    Contract    in U.S.   March 31,
                          2006       2006       Rate      Dollars      2006
                        --------   --------   --------   --------   ---------
Forward Sales
   Pounds Sterling      March 31   April 28     0.5775    $ 6,926    $ 6,947
   Swiss Francs         March 31   April 28     1.3071        612        614
                                                          -------    -------
                                                            7,538      7,561
                                                          =======    =======
Forward Purchases
   Canadian Dollar      March 31   April 28     1.1677      3,683      3,681
   Danish Krone         March 31   April 28     6.1792      1,343      1,348
   Euro Dollar          March 31   April 28     0.8263     19,762     19,794
   Hong Kong Dollar     March 31   April 28     7.7513      5,999      5,993
   Japanese Yen         March 31   April 28   117.3590      1,568      1,563
   New Zealand Dollar   March 31   April 28     1.6276        676        677
   Swedish Krone        March 31   April 28     7.8035      1,012      1,014
   Singapore Dollar     March 31   April 28     1.6160      1,609      1,608
                                                          -------    -------
                                                          $35,652    $35,678
                                                          =======    =======

Approximately 34% of our revenue is derived from foreign sources. This exposes us to exchange rate risks on foreign currencies related to the fair value of foreign assets and liabilities, net income and cash flows.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Compuware Corporation:

We have audited the accompanying consolidated balance sheets of Compuware Corporation and subsidiaries (the "Company") as of March 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Compuware Corporation and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 15, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Detroit, Michigan
May 15, 2006

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 AND 2005
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                     NOTES      2006         2005
                                                     -----   ----------   ----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $  612,062   $  497,687
   Investments                                          3       265,131      299,715
   Accounts receivable, net                                     418,745      448,611
   Deferred tax asset, net                             12        32,015       35,726
   Income taxes refundable, net                                  77,956       32,609
   Prepaid expenses and other current assets                     24,455       24,369
   Buildings - held for sale                            4        14,816       19,702
                                                             ----------   ----------
         Total current assets                                 1,445,180    1,358,419
                                                             ----------   ----------
INVESTMENTS                                             3        32,149       69,169
                                                             ----------   ----------
PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                        4       395,653      418,241
                                                             ----------   ----------
CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION                                         8        61,918       54,043
                                                             ----------   ----------
OTHER:
   Accounts receivable                                          206,964      248,686
   Goodwill                                           2,8       320,082      293,391
   Deferred tax asset, net                             12        13,983        1,804
   Other assets                                       5,8        35,039       34,465
                                                             ----------   ----------
         Total other assets                                     576,068      578,346
                                                             ----------   ----------
TOTAL ASSETS                                                 $2,510,968   $2,478,218
                                                             ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                          $   24,468   $   36,439
   Accrued expenses                                     7        98,015      102,275
   Income tax reserve                                  12        37,819       27,646
   Accrued bonuses and commissions                               34,756       38,679
   Deferred revenue                                             350,349      373,157
                                                             ----------   ----------
         Total current liabilities                              545,407      578,196
DEFERRED REVENUE                                                343,246      364,270
ACCRUED EXPENSES                                        7        17,244       19,597
DEFERRED TAX LIABILITY, NET                            12        25,572
                                                             ----------   ----------
         Total liabilities                                      931,469      962,063
                                                             ----------   ----------
COMMITMENTS AND CONTINGENCIES                          14
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value -  authorized
      5,000,000 shares                                 10
   Common stock, $.01 par value - authorized
      1,600,000,000 shares; issued and outstanding
      377,903,799 and 388,403,454 shares in 2006
      and 2005, respectively                         10,15        3,779        3,884
   Additional paid-in capital                                   763,420      744,747
   Retained earnings                                            805,781      757,597
   Accumulated other comprehensive income                         6,519        9,927
                                                             ----------   ----------
         Total shareholders' equity                           1,579,499    1,516,155
                                                             ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $2,510,968   $2,478,218
                                                             ==========   ==========

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2006, 2005 AND 2004
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        NOTES      2006         2005         2004
                                        -----   ----------   ----------   ----------
REVENUES:
   Software license fees                        $  296,650   $  305,189   $  296,627
   Maintenance fees                                433,596      425,310      408,191
   Professional services fees                      475,115      501,340      559,829
                                                ----------   ----------   ----------
      Total revenues                             1,205,361    1,231,839    1,264,647
                                                ----------   ----------   ----------
OPERATING EXPENSES:
   Cost of software license fees                    23,262       27,293       31,579
   Cost of professional services                   417,485      444,996      513,621
   Technology development and support              138,545      153,386      163,655
   Sales and marketing                             288,162      319,940      310,643
   Administrative and general                      190,538      199,628      207,613
                                                ----------   ----------   ----------
      Total operating expenses                   1,057,992    1,145,243    1,227,111
                                                ----------   ----------   ----------
INCOME FROM OPERATIONS                             147,369       86,596       37,536
                                                ----------   ----------   ----------
OTHER INCOME (EXPENSE)
   Interest income                                  35,705       22,252       23,024
   Settlement                             14        10,603
   Other                                   5        (2,217)      (2,623)      (4,543)
                                                ----------   ----------   ----------
      Other income, net                             44,091       19,629       18,481
                                                ----------   ----------   ----------
INCOME BEFORE INCOME TAXES                         191,460      106,225       56,017
INCOME TAX PROVISION                      12        48,500       29,743        6,185
                                                ----------   ----------   ----------
NET INCOME                                      $  142,960   $   76,482   $   49,832
                                                ==========   ==========   ==========
Basic earnings per share                  11    $     0.37   $     0.20   $     0.13
                                                ==========   ==========   ==========
Diluted earnings per share                11    $     0.37   $     0.20   $     0.13
                                                ==========   ==========   ==========

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2006, 2005 AND 2004
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     Accumulated
                                             Common Stock     Additional               Other           Total
                                         -------------------    Paid-In   Retained  Comprehensive  Shareholders'  Comprehensive
                                            Shares    Amount    Capital   Earnings  Income (Loss)      Equity         Income
                                         -----------  ------  ----------  --------  -------------  -------------  -------------
BALANCE AT APRIL 1, 2003                 382,367,156  $3,824   $704,190   $631,906     $(8,229)     $1,331,691
   Net income                                                               49,832                      49,832       $ 49,832
   Foreign currency translation, net of
      tax                                                                               14,646          14,646         14,646
                                                                                                                     --------
      Comprehensive income                                                                                           $ 64,478
                                                                                                                     ========
   Issuance of common stock                2,340,171      23      8,189                                  8,212
   Acquisition tax benefits                                       6,579                                  6,579
   Repurchase of common stock               (200,500)     (2)      (371)      (623)                       (996)
   Exercise of employee stock options
      and related tax benefit (Note 15)      836,865       8      3,494                                  3,502
   Other                                                            125                                    125
                                         -----------  ------   --------   --------     -------      ----------
BALANCE AT MARCH 31, 2004                385,343,692   3,853    722,206    681,115       6,417       1,413,591
   Net income                                                               76,482                      76,482       $ 76,482
   Foreign currency translation, net of
      tax                                                                                3,510           3,510          3,510
                                                                                                                     --------
      Comprehensive income                                                                                           $ 79,992
                                                                                                                     ========
   Issuance of common stock                2,536,030      26     13,154                                 13,180
   Acquisition tax benefits                                       6,986                                  6,986
   Exercise of employee stock options
      and related tax benefit (Note 15)      523,732       5      2,401                                  2,406
                                         -----------  ------   --------   --------     -------      ----------
BALANCE AT MARCH 31, 2005                388,403,454   3,884    744,747    757,597       9,927       1,516,155
   Net income                                                              142,960                     142,960       $142,960
   Unrealized loss on marketable
      securities, net of tax                                                               (71)            (71)           (71)
   Foreign currency translation, net of
      tax                                                                               (3,337)         (3,337)        (3,337)
                                                                                                                     --------
      Comprehensive income                                                                                           $139,552
                                                                                                                     ========
   Issuance of common stock and related
      tax benefit                          1,368,967      14      9,463                                  9,477
   Repurchase of common stock            (14,941,279)   (149)   (29,214)   (94,641)                   (124,004)
   Acquisition tax benefits                                      20,783                                 20,783
   Exercise of employee stock options
      and related tax benefit (Note 15)    3,072,657      30     17,369       (135)                     17,264
   Other                                                            272                                    272
                                         -----------  ------   --------   --------     -------      ----------
BALANCE AT MARCH 31, 2006                377,903,799  $3,779   $763,420   $805,781     $ 6,519      $1,579,499
                                         ===========  ======   ========   ========     =======      ==========

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2006, 2005 AND 2004
(IN THOUSANDS)

                                                                     2006        2005        2004
                                                                  ---------   ---------   ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                     $ 142,960   $  76,482   $  49,832
   Adjustments to reconcile net income to cash provided by
      operations:
      Depreciation and amortization                                  50,193      56,388      55,175
      Building impairment                                             6,702
      Tax benefit from employee stock purchases                       4,165         634         704
      Issuance of common stock to Employee Stock Ownership Trust                  4,872
      Acquisition tax benefits                                       20,783       6,986       6,579
      Deferred income taxes                                          23,057      27,731      30,571
      Other                                                           6,274       3,189       3,774
      Net change in assets and liabilities, net of effects from
         acquisitions:
         Accounts receivable                                         58,972     (32,614)    163,479
         Prepaid expenses and other current assets                      187      (2,307)     (1,404)
         Other assets                                                (1,767)      2,346       4,887
         Accounts payable and accrued expenses                       (6,722)    (25,110)     (8,085)
         Deferred revenue                                           (30,366)    122,316     (24,378)
         Income taxes                                               (44,713)      1,374     (23,014)
                                                                  ---------   ---------   ---------
            Net cash provided by operating activities               229,725     242,287     258,120
                                                                  ---------   ---------   ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of:
      Businesses, net of cash acquired                              (42,896)   (104,993)     (6,939)
      Property and equipment                                        (14,480)    (28,702)    (74,598)
      Capitalized software                                          (20,894)    (19,299)    (11,287)
   Investments:
      Proceeds                                                      450,865     208,427     356,713
      Purchases                                                    (380,922)   (267,740)   (404,048)
                                                                  ---------   ---------   ---------
            Net cash used in investing activities                    (8,327)   (212,307)   (140,159)
                                                                  ---------   ---------   ---------
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options                       13,590       1,772       2,798
   Employee contribution to stock purchase plans                      8,902       8,288       8,293
   Repurchase of common stock                                      (124,004)                   (996)
                                                                  ---------   ---------   ---------
            Net cash (used in) provided by financing activities    (101,512)     10,060      10,095
                                                                  ---------   ---------   ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (5,511)      2,731       7,394
                                                                  ---------   ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           114,375      42,771     135,450
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      497,687     454,916     319,466
                                                                  ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $ 612,062   $ 497,687   $ 454,916
                                                                  =========   =========   =========

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2006, 2005 AND 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Compuware Corporation develops, markets and supports an integrated set of systems software products designed to improve the effectiveness of information technology ("IT") organizations in application development, application delivery, application service management and IT portfolio management. In addition, the Company's professional services include business systems analysis, design, communication, programming and implementation as well as software conversion and systems planning and consulting. The Company's products and services are offered worldwide across a broad spectrum of technologies, including mainframe and distributed systems platforms.

Basis of Presentation - The consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries after elimination of all significant intercompany balances and transactions. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingencies at March 31, 2006 and 2005 and the results of operations for the years ended March 31, 2006, 2005 and 2004. While management has based their assumptions and estimates on the facts and circumstances existing at March 31, 2006, final amounts may differ from estimates.

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

Software license fees - The Company's software license agreements provide its customers with a right to use its software perpetually (perpetual licenses) or during a defined term (term licenses). Perpetual license fee revenue is recognized using the residual method, under which the fair value, based on vendor specific objective evidence ("VSOE") of all undelivered elements of the agreement (e.g., maintenance and professional services) is deferred. VSOE is based on rates charged for maintenance and professional services when sold separately. The remaining portion of the fee, net of discretionary discounts (the residual), is recognized as license fee revenue upon delivery of the products, provided that no significant obligations remain and collection of the related receivable is deemed probable. For term licenses and for agreements in which the fair value of the undelivered elements cannot be determined using VSOE, the Company recognizes the license fee revenue on a ratable basis over the term of the license agreement or when all elements have been delivered depending on the nature of the undelivered elements.

The Company offers flexibility to customers purchasing licenses for its products and related maintenance. Terms of these transactions range from standard perpetual license sales including one year of maintenance to large multi-year (generally two to five years), multi-product contracts. The Company allows deferred payment terms on multi-year contracts, with installments collectible over the term of the contract. Based on the Company's successful collection history for deferred payments, the license fee portion of the receivable is discounted to its net present value and recognized as discussed above. The discount is recognized as interest income over the term of the receivables, and amounted to $6.7 million, $8.2 million and $12.6 million for fiscal 2006, 2005 and 2004, respectively. At March 31, 2006, current accounts receivable includes installments on multi-year contracts totaling $225.3 million due within the year ending March 31, 2007. Non-current accounts receivable at March 31, 2006 amounted to $207.0 million, and approximately $133.9 million, $48.2 million, $18.9 million, $4.4 million and $1.6 million are due in each of the years ending March 31, 2008 through 2012, respectively.

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

Deferred revenue - Deferred revenue consists primarily of maintenance fees related to the remaining term of maintenance agreements in effect at those dates. Deferred license fees and services fees are also included in deferred revenue for those contracts that are being recognized on a ratable basis. Commission costs associated with deferred revenue are also deferred. Long term deferred revenue at March 31, 2006 amounted to $343.2 million, and is expected to be recognized approximately $198.5 million, $92.9 million, $31.9 million, $13.5 million, $4.7 million and $1.7 million in each of the years ending March 31, 2008 through 2013, respectively.

Cash and Cash Equivalents - The Company considers all investments with an original maturity of three months or less to be cash equivalents.

Investments consist of bank certificates of deposit, municipal obligations, tax free zero coupon bonds, U.S. Treasury securities, and tax free and tax advantage auction rate securities. Those investments that mature within one year from the balance sheet date are classified as current assets. The auction rate securities are classified as available-for-sale and are recorded at fair value based on market quotes. Net unrealized gains or losses associated with available-for-sale investments are recorded as a component of accumulated other comprehensive income. All other investments are classified as held-to-maturity and carried at amortized cost. The amortization of bond premiums and discounts is included in "interest income" in the consolidated statements of operations.

Allowance for Doubtful Accounts - The Company considers historical loss experience, including the need to adjust for current conditions, the aging of outstanding accounts receivable and information available related to specific customers when estimating the allowance for doubtful accounts. The allowance is reviewed and adjusted based on the Company's best estimates.

The following table summarizes the allowance for doubtful accounts and changes to the allowance during each of the years ended March 31, 2006, 2005 and 2004 (in thousands):

                                                           (1)
                            Balance at      Charged      Charged                Balance at
Allowance for                Beginning     to Costs     to Other       (2)        End of
Doubtful Accounts:           of Period   and Expenses   Accounts   Deductions     Period
------------------          ----------   ------------   --------   ----------   ----------
Year ended March 31, 2006     $18,084      $   162        $  9       $5,992       $12,263
Year ended March 31, 2005      22,565       (2,393)        300        2,388        18,084
Year ended March 31, 2004      26,543        2,711                    6,689        22,565

(1) Allowance for doubful accounts related to the Changepoint and Providerlink acquisitions.

(2) Write-off of uncollectible accounts, product maintenance cancellations and service cost overruns.

The decrease of $5.8 million from March 31, 2005 to March 31, 2006 was primarily due to write-offs of customer accounts receivable balances that were reserved for in prior years and for which the inability to collect became certain during the year ended March 31, 2006. The decrease of $4.5 million from March 31, 2004 to March 31, 2005 was primarily due to a reduction in the reserve related to accounts receivable balances from CareTech Solutions, Inc. (See Note 5.)

Property and Equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which are generally estimated to be 40 years for buildings and three to ten years for furniture and fixtures, computer equipment and software. Leasehold improvements are amortized over the term of the lease, or the estimated life of the improvement, whichever is less. Depreciation and amortization of property and equipment totaled $29.3 million, $31.9 million and $28.4 million for the years ended March 31, 2006, 2005 and 2004, respectively.

Capitalized Software includes the costs of purchased and internally developed software products and is stated at the lower of unamortized cost or net realizable value in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Net purchased software included in capitalized software at March 31, 2006 and 2005 is $15.5 million and $14.8 million, respectively.

Capitalization of internally developed software products begins when technological feasibility of the product is established. Technology development and support includes primarily the costs of programming personnel associated with product development and support net of amounts capitalized. Total technology development and support costs incurred internally and capitalized by the Company for the years ended March 31, 2006, 2005 and 2004 were as follows (in thousands):

                                                            Year Ended March 31,
                                                       ------------------------------
                                                         2006       2005       2004
                                                       --------   --------   --------
Technology development and support costs incurred      $158,811   $172,703   $174,942
Capitalized technology development and support costs    (20,266)   (19,317)   (11,287)
                                                       --------   --------   --------
Technology development and support costs reported      $138,545   $153,386   $163,655
                                                       ========   ========   ========

The amortization for both internally developed and purchased software products is computed on a product-by-product basis. Capitalized software is reviewed for impairment each balance sheet date. The annual amortization is the greater of the amount computed using (a) the ratio of current gross revenues compared with the total of current and anticipated future revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Amortization begins when the product is available for general release to customers. The amortization period for capitalized software is generally five years. Capitalized software amortization amounted to $18.2 million, $22.4 million and $26.4 million in fiscal 2006, 2005 and 2004, respectively, which is primarily included in "cost of software license fees" in the consolidated statements of operations.

Goodwill and Other Intangibles - Goodwill that is allocated to each operating segment and those intangible assets with indefinite lives are tested for impairment annually and/or when events or circumstances indicate that their fair value may have been reduced below carrying value. The Company evaluated its goodwill as of March 31, 2006 and 2005 and determined there was no impairment.

Fair Value of Financial Instruments - The carrying value of cash equivalents, current accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments. At March 31, 2006, the fair value of non-current receivables is approximately $202.4 million compared to the carrying amount of $207.0 million. At March 31, 2005, the fair value of non-current receivables was approximately $246.5 million compared to the carrying amount of $248.7 million. Fair value is estimated by discounting the future cash flows using the current rate at which the Company would finance a similar transaction.

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

Foreign Currency Transactions and Derivatives - Gains and losses from foreign currency transactions are included in the determination of net income. To partially offset the risk of future currency fluctuations on balances due to or from foreign subsidiaries, the Company enters into foreign exchange contracts to sell or buy currencies at specified rates on specific dates. Market value gains and losses on these contracts are recognized, offsetting foreign exchange gains or losses on foreign receivables or payables. The

Company does not use foreign exchange contracts to hedge anticipated transactions. The net foreign currency transaction gain (loss) was $1.0 million, $(1.7) million and $(934,000) for the years ended March 31, 2006, 2005 and 2004, respectively. These amounts are included in "administrative and general" in the consolidated statements of operations.

At March 31, 2006, the Company had contracts maturing through April 2006 to sell $7.5 million and purchase $35.7 million in foreign currencies. At March 31, 2005, the Company had contracts maturing through April 2005 to sell $6.1 million and purchase $24.5 million in foreign currencies.

Stock-Based Compensation - Through March 31, 2006, in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" and SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company applied APB Opinion No. 25 and related Interpretations in accounting for its plans. Stock options are granted at current market prices at the date of grant. Therefore, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for fiscal 2006, 2005 and 2004 consistent with the method prescribed by SFAS No. 123, Compuware's net income and earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except earnings per share data):

                                                            Year Ended March 31,
                                                       ------------------------------
                                                         2006       2005       2004
                                                       --------   --------   --------
Net income, as reported                                $142,960   $ 76,482   $ 49,832
Less total stock-based employee compensation expense
   determined under fair value based method for all
   awards, net of tax                                    (8,990)   (29,912)   (40,117)
                                                       --------   --------   --------
Pro forma net income                                   $133,970   $ 46,570   $  9,715
                                                       ========   ========   ========
Earnings per share:
   As reported:
      Basic earnings per share                         $   0.37   $   0.20   $   0.13
      Diluted earnings per share                           0.37       0.20       0.13
   Pro forma:
      Basic earnings per share                             0.35       0.12       0.03
      Diluted earnings per share                           0.35       0.12       0.03

The pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 2006, 2005 and 2004, respectively:

                                                      Year Ended March 31,
                                                     ---------------------
                                                      2006    2005    2004
                                                     -----   -----   -----
Expected volatility                                   73.9%   47.8%   72.4%
Risk-free interest rate                                3.7%    3.9%    2.7%
Expected lives at date of grant (in years)             5.1     5.0     5.0
Weighted average fair value of the options granted   $4.47   $3.48   $3.22

Dividend yields were not a factor, as the Company has never issued cash dividends.

Under SFAS No. 123, the fair value of the employees' stock purchase rights acquired by participation in the Employee Stock Purchase Plan were estimated using the Black-Scholes model with assumptions comparable to the stock option plans above. The weighted-average fair value of the purchase rights granted in fiscal 2006, 2005 and 2004 were $1.47, $1.21 and $1.07 per share, respectively.

Earnings Per Share ("EPS") - Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding.

Business Segments - The Company's principal reporting segments are products and professional services that are comprised of multiple operating segments. The Company provides software products and professional services that help information technology professionals of the world's largest IT organizations efficiently develop, implement and support the applications that run their businesses.

Recently Issued Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) requires companies to expense the value of employee stock options and other forms of stock-based compensation effective for annual periods beginning after June 15, 2005. The Company expects to adopt the provisions of SFAS No. 123(R) as of April 1, 2006 using the modified prospective method to recognize compensation expense. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of stock-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of "Stock-Based Compensation".

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 will become effective for accounting changes and corrections of errors made in fiscal 2007 and beyond. The effect of SFAS No. 154 on the Company's Consolidated Financial Statements will depend on the nature and significance of future accounting changes subject to it.

2. ACQUISITIONS

In March 2006, the Company acquired ProviderLink Technologies ("ProviderLink"), a privately held company that offers technology that improves efficiency in the sharing of healthcare information and records for approximately $12.0 million in cash. The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, "Business Combinations" and, accordingly, the assets and liabilities acquired have been recorded at preliminary fair value as of the acquisition date. The purchase price exceeded the fair value of the acquired assets and liabilities by $8.2 million which was recorded to goodwill. Intangible assets subject to amortization totaled $3.5 million, of which $1.7 million and $1.6 million, respectively, related to purchased software and customer relationships each with a useful life of five years. The remaining intangible assets subject to amortization have a useful life of two years.

In May 2005, the Company acquired Adlex, Inc. ("Adlex"), a privately owned software company that helps companies manage the quality of service that business critical applications deliver to end users, for approximately $36 million in cash. The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, "Business Combinations" and, accordingly, the assets and liabilities acquired have been recorded at fair value as of the acquisition date. The purchase price exceeded the fair value of the acquired assets and liabilities by $25.4 million which was recorded to goodwill. Intangible assets subject to amortization totaled $5.4 million, of which $3.5 million and $1.5 million, respectively, related to purchased software and customer relationships each with a useful life of five years. The remaining intangible assets subject to amortization have a useful life of two years.

In October 2004, the Company acquired certain assets and liabilities of DevStream Corporation ("DevStream"), a privately owned software company, for $8 million in cash and two future payments calculated based on a percentage of the revenue associated with the Devstream products ("Devstream revenue") during the first 27 months after the acquisition date. The first payment obligation was based on Devstream revenue through December 31, 2005 and amounted to approximately $800,000, paid in February 2006. The remaining payment obligation is estimated to be approximately $1.1 million and will be calculated on Devstream revenue through December 31, 2006. The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, "Business Combinations" and, accordingly, the assets and liabilities acquired have been recorded at fair value as of the acquisition date. The purchase price exceeded the fair value of the acquired assets and liabilities by $7.2 million, which was recorded to goodwill. Included in the acquisition was $2.7 million of purchased software which has a useful life of five years.

In May 2004, the Company acquired privately held Changepoint Corporation ("Changepoint"), a provider of IT Governance application software for approximately $100 million in cash. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the acquisition date. The purchase price exceeded the fair value of the acquired assets and liabilities by $71.3 million, which was recorded to goodwill. Intangible assets subject to amortization totaled $15.7 million of which $9.0 million and $5.2 million, respectively, related to purchased software and customer relationships each with a useful life of five years. The remaining intangible assets subject to amortization have a useful life of three years.

Effective March 1, 2004, the Company purchased certain assets and assumed certain liabilities of Covisint, LLC ("Covisint"), related to Covisint's Communicate and Connect businesses for approximately $7 million plus certain lease obligations originally estimated at $2.1 million. Final lease obligations were $1.6 million and the purchase price has been adjusted accordingly. The acquisition has been accounted for as a purchase and, accordingly, assets and liabilities acquired have been recorded at fair value as of the acquisition date. Intangible assets subject to amortization totaled $6.9 million, of which $5.9 million related to purchased software with a useful life of five years. The remaining intangible assets subject to amortization have a useful life of three years. Covisint's application services include business-to-business applications and communication services which, at the time of the acquisition, targeted the global automotive industry.

3. INVESTMENTS

A summary of securities at March 31, 2006 and 2005 is set forth below (in thousands):

                                                            Gross
                                              Amortized   Unrealized     Fair
                                                 Cost       Losses       Value
                                              ---------   ----------   --------
March 31, 2006
Held-to-maturity securities:
   Municipal obligations                       $130,288     $  409     $129,879
   U.S. Treasury securities and obligations
      of U.S. government agencies                51,975         99       51,876
                                               --------     ------     --------
      Total held-to-maturity                    182,263        508      181,755
Available-for-sale:
   Tax free auction rate securities             115,130        113      115,017
                                               --------     ------     --------
Total investments                              $297,393     $  621     $296,772
                                               ========     ======     ========
March 31, 2005
Held-to-maturity securities:
   Municipal obligations                       $129,537     $  556     $128,981
   U.S. Treasury securities and obligations
      of U.S. government agencies               132,545      1,051      131,494
   Bank certificate of deposit                    2,000                   2,000
                                               --------     ------     --------
      Total held-to-maturity                    264,082      1,607      262,475
Available-for-sale:
   Tax free auction rate securities             104,802                 104,802
                                               --------     ------     --------
Total investments                              $368,884     $1,607     $367,277
                                               ========     ======     ========

Scheduled maturities of securities classified as held-to-maturity and available-for-sale at March 31, 2006 were as follows (in thousands):

                                       Amortized     Fair
                                          Cost       Value
                                       ---------   --------
                  Held-to-maturity
                     Due in:
                        2007            $150,114   $149,760
                        2008              32,149     31,995
                                        --------   --------
                     Total              $182,263   $181,755
                                        ========   ========
                  Available-for-sale
                     Due in:
                        2007            $115,130   $115,017
                                        ========   ========

4. PROPERTY AND EQUIPMENT

Property and equipment, summarized by major classification, is as follows (in thousands):

                                                   March 31,
                                              -------------------
                                                2006       2005
                                              --------   --------
          Buildings and improvements          $369,210   $370,927
          Leasehold improvements                19,522     21,644
          Furniture and fixtures                75,572     75,620
          Computer equipment and software       73,826     91,200
                                              --------   --------
                                               538,130    559,391
          Less accumulated depreciation and
             amortization                      142,477    141,150
                                              --------   --------
          Total                               $395,653   $418,241
                                              ========   ========

During fiscal 2005, the Company implemented a plan to market and sell the former headquarters building in Farmington Hills, Michigan. During fiscal 2006, the Company has been unable to reach an agreement with a buyer to dispose of the building. Based on various purchase discussions with potential buyers, the Company has recorded a $6.7 million impairment charge related to this building. This impairment charge is included in "administrative and general" in the consolidated statements of operations. The building is classified in current assets as held for sale with a carrying value of $13.0 million at March 31, 2006.

During the fourth quarter of fiscal 2006, the Company implemented a plan to market and sell the former distribution center located in West Bloomfield, Michigan. The building is classified in current assets as held for sale with a carrying value of $1.8 million at March 31, 2006.

5. INVESTMENTS IN PARTIALLY OWNED COMPANIES

At March 31, 2006, the Company held a 33.3% interest in CareTech Solutions, Inc. ("CareTech") and a 49% interest in ForeSee Results, Inc. ("ForeSee").

CareTech provides information technology outsourcing for healthcare organizations including data, voice, applications and data center operations. This investment is accounted for under the equity method.

At March 31, 2006 and 2005, the Company's carrying value of its investments in and advances to CareTech was $16.6 million and $18.4 million, respectively. Included in the net investment at March 31, 2006 and 2005, is a note receivable with an adjusted basis of $12.2 million and $13.9 million, respectively, and accounts receivable due from CareTech of $3.9 million and $4.5 million, respectively. The note is payable in quarterly installments through January 2012 and bears interest at 5.25%. At March 31, 2006, CareTech was current with the terms of the note.

In the past, the Company guaranteed lease obligations of CareTech up to $12.5 million. Effective March 1, 2006, the Company is no longer a guarantor of CareTech's lease obligations.

The Company reviewed CareTech's financial situation at March 31, 2006 and concluded that no impairment charge or valuation allowance related to its investment in CareTech was warranted. For the years ended March 31, 2006, 2005 and 2004, the Company recognized income of $679,000, $784,000 and $177,000, respectively, from its investment in CareTech.

ForeSee was incorporated in October 2001 to provide online customer satisfaction management. This investment is also accounted for under the equity method including consideration of EITF 98-13, "Accounting by an Equity Method Investor for Investee Losses When the Investor has Loans to and Investments in Other Securities of an Investee".

At March 31, 2006 and 2005, the Company's carrying value of its investments in and advances to ForeSee was $2.4 million and $3.1 million, respectively. Included in the net investment at March 31, 2006 and 2005, are notes receivable from ForeSee totaling $5.6 million for both years with an adjusted basis of $2.2 million and $2.8 million, respectively. The ForeSee notes bear interest at the prime rate (7.75% at March 31, 2006) and are due between June 2007 and October 2009. The Company has pledged $367,000 in additional loans to ForeSee, if needed, subject to approval by the ForeSee shareholders. During the second quarter of fiscal 2004, the Company's equity investment in ForeSee was reduced to zero. At that point, the Company began recording 100 percent of the losses sustained by ForeSee as a reduction to the Company's outstanding advances to ForeSee since the Company is uncertain whether the other shareholders are willing or able to sustain their share of the losses. The Company continues to monitor the financial situation of ForeSee on a regular basis and has concluded that no impairment reserve was warranted at March 31, 2006. For the years ended March 31, 2006, 2005 and 2004, the Company recognized losses of $638,000, $1.2 million and $2.4 million, respectively, from its investment in ForeSee.

Professional services revenue for the years ended March 31, 2006, 2005 and 2004 included approximately $23.0 million, $20.5 million and $21.3 million, respectively, from services provided to CareTech customers on a subcontractor basis. Professional services revenue for the years ended March 31, 2006, 2005 and 2004 included approximately $698,000, $844,000 and $932,000, respectively, from services provided to ForeSee.

6. RELATED PARTY TRANSACTIONS

The Company sells and purchases products and services to and from companies associated with certain officers or directors of the Company.

G. Scott Romney, Director of the Company, is a partner in the law firm of Honigman Miller Schwartz and Cohn LLP ("Honigman"). Honigman provides legal services to the Company. For the years ended March 31, 2006, 2005 and 2004, legal services provided by Honigman to the Company were approximately $498,000, $2.9 million and $4.4 million, respectively. These costs are included in "administrative and general" in the consolidated statements of operations.

Dennis W. Archer, Director of the Company, is a partner in the law firm of Dickinson Wright PLLC ("Dickinson"). Dickinson provides legal services to the Company. For the years ended March 31, 2006, 2005 and 2004, legal services provided by Dickinson to the Company were approximately $107,000, $291,000 and $117,000, respectively. These costs are included in "administrative and general" in the consolidated statements of operations.

Peter Karmanos, Jr., Chairman of the Board, is a shareholder of Compuware Sports Corporation ("CSC"). CSC operates an amateur hockey program in Southeastern Michigan. On September 8, 1992, the Company entered into a Promotion Agreement with CSC to promote the Company's business. The promotion agreement automatically renews each year, unless terminated with 60 days prior notice by either party. Advertising costs related to this agreement were approximately $840,000 for each of the years ended March 31, 2006, 2005 and 2004. These costs are included in "sales and marketing" in the consolidated statements of operations.

Peter Karmanos, Jr. and a partner control the entities that own and/or manage various sports arenas. The Company entered into an advertising agreement with one arena to promote the Company's business, including the right to name the arena "Compuware Arena" and the right to place advertising in and around the facility. The Company also rents suites at two arenas. Total advertising costs related to these agreements were approximately $376,000, $415,000 and $364,000 for the years ended March 31, 2006, 2005 and 2004, respectively. These costs are included in "sales and marketing" in the consolidated statements of operations.

The Company utilizes Karmanos Printing and Graphics, Inc. for certain printing services. Karmanos Printing and Graphics, Inc. is owned by the brother and sister-in-law of Peter Karmanos, Jr. For the years ended March 31, 2006, 2005 and 2004, printing charges from Karmanos Printing and Graphics, Inc. were approximately $31,000, $301,000 and $649,000, respectively. These costs are primarily included in "sales and marketing" in the consolidated statements of operations.

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

The following table summarizes the restructuring accrual and charges against the accrual during fiscal 2004, 2005 and 2006 (in thousands):

                              Employee    Facilities costs
                            termination   (primarily lease   Legal, consulting and   Total restructuring
                              benefits      abandonments)      outplacement costs           charge
                            -----------   ----------------   ---------------------   -------------------
Balance at April 1, 2003       $ 698           $19,088               $ 15                 $19,801
Paid during year ended
   March 31, 2004               (591)           (5,600)                (4)                 (6,195)
                               -----           -------               ----                 -------
Accrual at March 31, 2004        107            13,488                 11                  13,606
Paid during year ended
   March 31, 2005                (82)           (2,695)                (1)                 (2,778)
                               -----           -------               ----                 -------
Accrual at March 31, 2005         25            10,793                 10                  10,828
Paid during year ended
   March 31, 2006                (21)           (2,529)                                    (2,550)
Adjustment                        (4)           (2,314)               (10)                 (2,328)
                               -----           -------               ----                 -------
Accrual at March 31, 2006      $  --           $ 5,950               $ --                 $ 5,950
                               =====           =======               ====                 =======

During the year ended March 31, 2006, the Company recorded a $2.3 million reduction in the restructuring accrual related to subleases of abandoned lease space in excess of what was originally anticipated. These adjustments were included in "administrative and general" in the consolidated statements of operations.

Approximately $4.1 million and $7.4 million of the accrual related to facilities costs is included in "long term accrued expenses" in the consolidated balance sheets at March 31, 2006 and 2005, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

The components of the Company's intangible assets were as follows (in thousands):

                                                    March 31, 2006
                                          ----------------------------------
                                            Gross                      Net
                                          Carrying    Accumulated   Carrying
                                           Amount    Amortization    Amount
                                          --------   ------------   --------
Unamortized intangible assets:
   Trademarks (1)                         $  5,853                  $ 5,853
                                          ========                  =======

Amortized intangible assets:
   Capitalized software (2)               $295,996    $(234,078)    $61,918
   Customer relationship agreements (3)      8,250       (2,251)      5,999
   Non-compete agreements (3)                2,057       (1,164)        893
   Other (4)                                 7,366       (5,775)      1,591
                                          --------    ---------     -------
Total amortized intangible assets         $313,669    $(243,268)    $70,401
                                          ========    =========     =======

                                                    March 31, 2005
                                          ----------------------------------
                                            Gross                      Net
                                          Carrying    Accumulated   Carrying
                                           Amount    Amortization    Amount
                                          --------   ------------   --------
Unamortized intangible assets:
   Trademarks (1)                         $  5,821                  $ 5,821
                                          ========                  =======

Amortized intangible assets:
   Capitalized software (2)               $269,912    $(215,869)    $54,043
   Customer relationship agreements (3)      5,123         (939)      4,184
   Non-compete agreements (3)                1,626         (497)      1,129
   Other (4)                                 7,185       (5,071)      2,114
                                          --------    ---------     -------
Total amortized intangible assets         $283,846    $(222,376)    $61,470
                                          ========    =========     =======

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

(3) Customer relationship agreements and non-compete agreements were acquired as part of the Changepoint, Adlex and ProviderLink acquisitions. The customer relationship agreements are being amortized over five years. The non-compete agreements are being amortized over periods up to three years.

(4) Other amortized intangible assets include trademarks associated with the Adlex, ProviderLink and other past product acquisitions and Covisint customer contracts. The trademarks are being amortized over periods up to ten years. The Covisint customer contracts are being amortized over three years.

Amortization expense of intangible assets for the years ended March 31, 2006, 2005 and 2004 was $20.9 million, $24.5 million, and $26.8 million, respectively. Annual amortization expense, based on identified intangible assets at March 31, 2006, is expected to be as follows (in thousands):

                                            Year Ended March 31,
                         ----------------------------------------------------------
                           2007      2008      2009     2010     2011    Thereafter
                         -------   -------   -------   ------   ------   ----------
Capitalized software     $18,868   $16,537   $14,071   $8,641   $3,578      $223
Customer relationships     1,650     1,650     1,650      706      343
Non-compete agreements       759       134
Other                        721       375       330      165
                         -------   -------   -------   ------   ------      ----
Total                    $21,998   $18,696   $16,051   $9,512   $3,921      $223
                         =======   =======   =======   ======   ======      ====

The Company evaluated its goodwill at March 31, 2006 and 2005 and determined there was no impairment in either fiscal year. Changes in the carrying amounts of goodwill for the years ended March 31, 2006 and 2005 are as follows (in thousands):

                                                          Products   Services     Total
                                                          --------   --------   --------
Goodwill:
   Balance at March 31, 2004, net                         $ 72,182   $141,177   $213,359
   Acquisitions                                             79,856                79,856
   Adjustment to previously recorded purchase price (1)                  (201)      (201)
   Effect of foreign currency translation                        6        371        377
                                                          --------   --------   --------
   Balance at March 31, 2005, net                         $152,044   $141,347   $293,391
   Acquisitions                                             33,561                33,561
   Adjustment to previously recorded purchase price (2)     (6,705)        --     (6,705)
   Effect of foreign currency translation                       10       (175)      (165)
                                                          --------   --------   --------
   Balance at March 31, 2006, net                         $178,910   $141,172   $320,082
                                                          ========   ========   ========

(1) During fiscal 2005, within the allocation period, the Company settled certain leasehold obligations assumed as part of the Covisint acquisition for less than originally estimated. This resulted in an elimination of the goodwill associated with the Covisint acquisition.

(2) At the time of acquisitions, the Company treated amounts associated with prior acquisitions as a contingent liability for tax purposes and reduced the basis of tax amortizable goodwill for these amounts not recognized for tax purposes creating a deferred tax liability ("DTL"). It became evident in fiscal 2006 that no tax adjustments will be made to the Company's treatment of these amounts, therefore the DTL will not be realized and $5.3 million was reversed against goodwill. The remaining adjustment to goodwill primarily relates to tax adjustments for Changepoint that resulted from the completion of audits of tax years prior to the acquisition.

9. DEBT

The Company has no long term debt.

The Company holds a $100 million revolving credit facility maturing on July 27, 2006. If at any time the combined unencumbered liquid assets of the Company (as defined in the credit facility) are less than $200 million, the credit facility will be reduced to $50 million. Interest is payable at 1% over the Eurodollar rate or at the prime rate (7.75% at March 31, 2006), at the Company's option. The terms of the credit facility contain, among other provisions, a covenant to maintain a minimum $1 billion consolidated net worth, and specific limitations on additional indebtedness, liens and merger activity. No borrowings have occurred or are planned under this facility.

The Company incurs interest expense primarily related to the accrual for certain abandoned leases. Cash paid for interest totaled approximately $2.0 million, $2.0 million and $2.2 million for the years ended March 31, 2006, 2005 and 2004, respectively.

10. CAPITAL STOCK

Preferred Stock Purchase Rights - The Company entered into a Rights Agreement with Equiserve Trust Company, N.A., now known as Computershare Trust Company N.A., as Rights Agent, in October 2000 (as subsequently amended, the "rights plan"). The rights plan was adopted to discourage abusive, undervalued and other undesirable attempts to acquire control of the Company by making acquisitions of control that are not approved by the Company's Board of Directors economically undesirable for the acquiror. Pursuant to the rights plan, each share of the Company's common stock has attached to it one right, which initially represents the right to purchase one two-thousandth of a share of Series A Junior Participating Preferred Stock (a right) for $40. The rights are not exercisable until (1) the first public announcement that a person or group has acquired, or obtained the right to acquire, except under limited circumstances, beneficial ownership of 20 percent or more of the outstanding common stock; or (2) the close of business on the tenth business day (or such later date as the Company's Board of Directors may determine) after the commencement of a tender or exchange offer the consummation of which would result in a person or group becoming the beneficial owner of 20 percent or more of the outstanding common stock. If a person becomes a beneficial owner of 20 percent or more of the outstanding common stock, each right converts into a right to purchase multiple shares of common stock of the Company, or in certain circumstances securities of the acquirer, at a 50% discount from the then current market value. In connection with the rights plan, the Company has designated 800,000 shares of its 5,000,000 shares of authorized but unissued Preferred Stock as "Series A Junior Participating Preferred Stock." The rights are redeemable for a specified period at a price of $0.001 per right and expire on May 9, 2009, unless extended or earlier redeemed by the Board of Directors.

Common Stock Warrant - In November 2001, the Company issued a non-transferable warrant entitling a customer to purchase one million shares of common stock at $10.51 per share in exchange for approximately $2.8 million in cash, which was the warrant's fair value at the date of issue. The warrant was not exercised and expired on November 16, 2004.

Stock Repurchase Plan - On May 6, 2003, the Company's Board of Directors authorized the repurchase of up to $125 million of the Company's common stock. Purchases of common stock occur periodically on the open market or in negotiated or block transactions based upon market and business conditions. The Company regularly evaluates market conditions for an opportunity to repurchase common stock. During fiscal 2006 and 2004, approximately 14,941,000 and 200,000 shares, respectively, of Company common stock were acquired under this program. There were no Company common shares purchased under this program during fiscal 2005. As of March 31, 2006, the Company had utilized the entire amount authorized under the plan.

In February 2006, the Board of Directors authorized the repurchase of an additional $125 million of the Company's common stock. There were no Company common shares purchased under this program during fiscal 2006.

11. EARNINGS PER COMMON SHARE

Earnings per common share data were computed as follows (in thousands, except for per share data):

                                                       Year Ended March 31,
                                                  ------------------------------
                                                    2006       2005       2004
                                                  --------   --------   --------
Basic earnings per share:
Numerator: Net income                             $142,960   $ 76,482   $ 49,832
                                                  --------   --------   --------
Denominator:
   Weighted-average common shares outstanding      385,147    386,701    382,630
                                                  --------   --------   --------
Basic earnings per share                          $   0.37   $   0.20   $   0.13
                                                  ========   ========   ========
Diluted earnings per share:
Numerator: Net income                             $142,960   $ 76,482   $ 49,832
                                                  --------   --------   --------
Denominator:
   Weighted-average common shares outstanding      385,147    386,701    382,630
   Dilutive effect of stock options and warrant      2,422      1,800      1,978
                                                  --------   --------   --------
   Total shares                                    387,569    388,501    384,608
                                                  --------   --------   --------
Diluted earnings per share                        $   0.37   $   0.20   $   0.13
                                                  ========   ========   ========

During the years ended March 31, 2006, 2005 and 2004, the warrant (that expired in November 2004) and stock options to purchase approximately 38,231,000, 58,492,000 and 60,345,000 shares, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

12. INCOME TAXES

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows (in thousands):

                                                     March 31,
                                                -------------------
                                                  2006       2005
                                                --------   --------
Deferred tax assets:
   Deferred maintenance                         $  5,033   $  3,800
   Amortization of intangible assets              30,472     45,061
   Accrued expenses                               18,467     17,644
   U.S. tax credit carryforwards                  27,253     36,535
   Deferred taxes of foreign affiliates           24,172     21,437
   Other                                          16,335     19,179
                                                --------   --------
                                                 121,732    143,656
   Less valuation allowance                        2,966     15,367
                                                --------   --------
      Net deferred tax assets                    118,766    128,289
   Current portion                                33,032     36,164
                                                --------   --------
   Long term portion                            $ 85,734   $ 92,125
                                                ========   ========
Deferred tax liabilities:
   Amortization of intangible assets            $ 18,010   $ 12,620
   Capitalized research and development costs     16,232     13,740
   Depreciation                                   61,057     60,566
   Other                                           3,041      3,833
                                                --------   --------
      Total deferred tax liabilities              98,340     90,759
   Current portion                                 1,017        438
                                                --------   --------
   Long term portion                            $ 97,323   $ 90,321
                                                ========   ========

Income before income taxes and the income tax provision include the following (in thousands):

                                                Year Ended March 31,
                                           ------------------------------
                                             2006       2005       2004
                                           --------   --------   --------
Income before income taxes:
   U.S                                     $159,028   $ 82,115   $ 30,313
   Foreign                                   32,432     24,110     25,704
                                           --------   --------   --------
   Total income before income taxes        $191,460   $106,225   $ 56,017
                                           ========   ========   ========
Income tax provision
   Current:
      Federal                              $  8,117   $  2,353   $(32,994)
      Foreign                                14,934        747     10,591
      State                                   2,055        294     (1,215)
                                           --------   --------   --------
   Total current tax provision (benefit)     25,106      3,394    (23,618)
                                           --------   --------   --------
   Deferred:
      Federal                                22,763     19,287     27,078
      Foreign                                 1,540      6,256        765
      State                                    (909)       806      1,960
                                           --------   --------   --------
   Total deferred tax provision              23,394     26,349     29,803
                                           --------   --------   --------
   Total income tax provision              $ 48,500   $ 29,743   $  6,185
                                           ========   ========   ========

The Company's income tax expense differed from the amount computed on pre-tax income at the U.S. federal income tax rate of 35% for the following reasons (in thousands):

                                                  Year Ended March 31,
                                              ----------------------------
                                                2006       2005      2004
                                              --------   -------   -------
Federal income tax at
   statutory rates                            $ 67,011   $37,179   $19,606
Increase (decrease) in taxes:
   State income taxes, net                       1,326       715       484
   Export sales benefit                         (3,088)   (7,676)   (2,924)
   Settlement of prior year tax matters (1)    (11,126)             (9,500)
   Taxes relating to foreign operations          6,948    (5,571)   (1,540)
   Tax credits                                  (4,698)    1,037    (5,396)
   Valuation allowance (2)                     (12,400)    5,870     2,582
   Other, net                                    4,527    (1,811)    2,873
                                              --------   -------   -------
Provision for income taxes                    $ 48,500   $29,743   $ 6,185
                                              ========   =======   =======

(1) During the quarter ended March 31, 2006, the Company reduced its income tax provision by $11.1 million for certain items related to the settlement of prior year tax matters. The Company has concluded two separate Competent Authority proceedings, both spanning several tax periods. The U.S. government for each matter and two separate foreign government Competent Authority groups have resolved these foreign country-initiated adjustments related to transfer pricing for software. This resulted in a reduction to the Company's income tax provision of approximately $5.8 million. These proceedings covered tax periods 1996 through 2001 and 1997 through 2003, respectively. Also during the quarter, the Company concluded several matters with the U.S. Internal Revenue Service ("IRS") related to its ongoing examination for tax periods 2000 through 2004 with the most significant being the U.S. Research and Experimentation tax credit and claims for deductions of meals and entertainment expenditures. The resolution of these matters resulted in reductions to the Company's income tax reserves of approximately $3.7 million and $800,000, respectively. Other items totaling approximately $800,000 relating to prior year tax matters were also settled during the quarter.

     During the quarter ended December 31, 2003, the Company adjusted its income tax reserves related to various tax matters. This adjustment resulted in an income tax benefit of $9.5 million relating primarily to favorable tax settlements with the IRS and developments in other tax matters both in the U.S. and other taxing jurisdictions. The Company recorded a net tax benefit of $4.7 million in fiscal 2004 related to the completion of an IRS exam which challenged the deductibility of interest paid on Corporate Owned Life Insurance policies. The Company entered into a Closing Agreement with the IRS on this matter in October 2003. The balance of the adjustment related to revisions in estimates for reserves related to the U.S. Research and Experimentation tax credit, an audit of the Company's Australian operations for fiscal years 1996 through 2001, and other reserves no longer deemed necessary.

(2) During the quarter ended March 31, 2006, additional positive evidence was available to allow the Company to decrease its valuation allowance by $12.4 million. The decrease relates almost entirely to U.S. foreign tax credit carryforwards that the Company now believes are more likely than not to be realized.

At March 31, 2006, the Company has foreign net operating loss carryforwards for income tax purposes of $10.5 million which expire as follows (in thousands):

Year ending March 31:
--------------------
         2007            $  149
         2008               606
         2009             3,021
         2011               258
         2013               223
         2014                 1
         2015                49
         2016                98
         2017                 2
Unlimited carryforward    6,123

The deferred tax asset for these foreign loss carryforwards has been reduced by a valuation allowance of $60,000.

For U.S. tax purposes, $3.3 million (expiring 2006 through 2026) of net operating losses are available to reduce U.S. federal income taxes. In addition, $15.8 million (expiring in 2013 through 2015) of foreign tax credits are available to offset future U.S. federal income tax liabilities. Deferred tax assets related to charitable contribution and general business credit carryforwards are available to offset future U.S. federal income tax liabilities of $13.3 million (expiring in 2023 through 2026). A capital loss carryforward is available to offset future U.S. federal capital gains of $800,000 (expiring in 2007); this asset has been reduced entirely by a valuation allowance.

In addition, the Company has $800,000 (expiring 2007 through 2015) of tax credits in foreign jurisdictions available to offset future foreign income tax liabilities.

Cash paid for income taxes totaled $35 million, $55,000 and $4.6 million for the years ended March 31, 2006, 2005 and 2004, respectively.

The Company has open tax years, from 1995 and forward, with various significant tax jurisdictions including primarily the U.S. and its political subdivisions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they related to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. As of March 31, 2006 and 2005, the Company has established a liability of $37.8 million and $27.6 million, respectively, for those matters where the amount of loss is probable and estimable. The amount of the liability is based on management's best estimate given the Company's history with similar matters and interpretations of current laws and regulations.

13. SEGMENT INFORMATION

Compuware reports on two reportable business segments in the software industry: products and professional services. The Company provides software products and professional services to the world's largest IT organizations that help IT professionals increase the effectiveness of their organizations.

The Company's products are designed to enhance the effectiveness of key disciplines throughout IT organizations from application development and delivery to service management and IT portfolio management supporting all major enterprise computing platforms. The Company also offers a broad range of IT professional services including business systems analysis, design, communication, programming, software conversion and system planning and consulting.

No single customer accounted for greater than 10 percent of total revenue during the years ended March 31, 2006, 2005 or 2004, or greater than 10 percent of accounts receivable at March 31, 2006 or 2005.

The Company evaluates the performance of its segments based primarily on operating profit before corporate expenses and other charges. The allocation of income taxes is not evaluated at the segment level. Financial information for the Company's business segments is as follows (in thousands):

                                          Year Ended March 31,
                                  ------------------------------------
                                     2006         2005         2004
                                  ----------   ----------   ----------
Revenues:
   Products:
      Mainframe                   $  502,931   $  526,743   $  527,310
      Distributed systems            227,315      203,756      177,508
                                  ----------   ----------   ----------
         Total products revenue      730,246      730,499      704,818
   Professional services             475,115      501,340      559,829
                                  ----------   ----------   ----------
Total revenues                    $1,205,361   $1,231,839   $1,264,647
                                  ==========   ==========   ==========
Income (loss) from operations:
   Products                       $  280,277   $  229,880   $  198,941
   Professional services              57,630       56,344       46,208
   Corporate expenses               (190,538)    (199,628)    (207,613)
                                  ----------   ----------   ----------
Income from operations               147,369       86,596       37,536
   Other income, net                  44,091       19,629       18,481
                                  ----------   ----------   ----------
Income before income taxes        $  191,460   $  106,225   $   56,017
                                  ==========   ==========   ==========

Financial information regarding geographic operations is presented in the table below (in thousands):

                                                    Year Ended March 31,
                                            ------------------------------------
                                               2006         2005         2004
                                            ----------   ----------   ----------
Revenues (1):
   United States                            $  797,059   $  836,420   $  875,340
   Europe and Africa                           308,730      299,616      303,328
   Other international operations               99,572       95,803       85,979
                                            ----------   ----------   ----------
Total revenue                               $1,205,361   $1,231,839   $1,264,647
                                            ==========   ==========   ==========

                                                 March 31,
                                            -------------------
                                              2006       2005
                                            --------   --------
Long-lived assets (2):
   United States                            $677,954   $661,951
   Europe and Africa                          13,388     14,304
   Barbados                                   75,996     77,422
   Other international operations             10,315     11,998
                                            --------   --------
Total long-lived assets                     $777,653   $765,675
                                            ========   ========

(1)  Revenue is attributed to a country based on where the customer resides.

(2) Long-lived assets are comprised of property, plant and equipment, goodwill and capitalized software. As of March 31, 2006 and 2005, the long-lived assets in Barbados consist of $4.4 million and $5.8 million, respectively, of capitalized software and $71.6 million of goodwill in both years associated with the Changepoint acquisition.

The Company does not evaluate other assets and capital expenditures on a segment basis, and accordingly such information is not provided.

14. COMMITMENTS AND CONTINGENCIES

The Company leases office space, equipment and land under various operating lease agreements extending through fiscal 2100. Total rent payments under these agreements were approximately $35.0 million, $40.7 million and $38.1 million for the years ended March 31, 2006, 2005 and 2004. Certain of these leases contain provisions for renewal options and escalation clauses. The Company also has commitments under various contribution and advertising agreements. The following is a schedule of future minimum commitments in total and for the next five years and thereafter (in thousands):

                                            Payment Due by Period as of March 31,
                           ----------------------------------------------------------------------
                                                                                        2012 and
                             Total      2007      2008      2009      2010     2011    Thereafter
                           --------   -------   -------   -------   -------   ------   ----------
Contractual obligations:
   Operating leases        $328,375   $32,363   $26,887   $21,420   $13,465   $6,714    $227,526
   Other (1)                  6,300     2,488       612       450       450      450       1,850
                           --------   -------   -------   -------   -------   ------    --------
   Total                   $334,675   $34,851   $27,499   $21,870   $13,915   $7,164    $229,376
                           ========   =======   =======   =======   =======   ======    ========

(1)- Other includes $4.7 million of advertising agreements and $1.6 million of commitments to a Detroit area charity. Expenses related to other for the years ended March 31, 2006, 2005 and 2004 were $3.3 million, $6.4 million and $4.3 million, respectively.

The Company also leases a portion of the new headquarters facility to retail tenants. The following is a schedule of future minimum lease income commitments in total and for the next five years and thereafter (in thousands):

                                     Payment Due by Period as of March 31,
                            ------------------------------------------------------
                                                                         2012 and
                             Total   2007   2008   2009   2010   2011   Thereafter
                            ------   ----   ----   ----   ----   ----   ----------
Lease income commitments:
   Operating lease income   $6,516   $710   $705   $709   $649   $582     $3,161

Director Compensation - Effective April 1, 2002, the Board of Directors approved the 2002 Directors Phantom Stock Plan (the "Plan") for non-employee directors to provide increased incentive to make contributions to the long term growth of the Company, to align the interests of directors with the interests of shareholders, and to facilitate attracting and retaining directors of exceptional ability. The Plan provides for issuance of rights to receive the value of a share of the Company's common stock in cash upon vesting which occurs upon the retirement of the director from the Board. Phantom shares are granted automatically at the beginning of each fiscal year and at the discretion of the Board. As of March 31, 2006, approximately 355,000 phantom shares were outstanding. The expense incurred related to this program was approximately $1,499,000, $397,000 and $968,000 for the years ended March 31, 2006, 2005 and 2004, respectively, and is included in "administrative and general" in the consolidated statements of operations. Any fluctuation in the Company's stock price as quoted on the NASDAQ will result in a change to the expected payments under the Plan.

In May 2005, the Board of Directors authorized non-employee directors to defer receipt of all or a portion of their director's fees via a deferred compensation plan. As an alternative to a cash deferral, the plan allows non-employee directors to defer their cash compensation into deferred compensation stock units, which are based upon the price of Compuware's common stock. No amounts have been deferred under this plan as of March 31, 2006.

Settlement - In March 2005, the Company settled all of its outstanding litigation with International Business Machines Corporation ("IBM"). Under the settlement agreement and subsequent clarifications, IBM and the Company entered into a business arrangement whereby IBM will purchase software licenses and maintenance from the Company valued at $140 million over the next five years. In fiscal 2005, IBM prepaid $20 million toward their license and maintenance commitment for fiscal 2006. This amount was included in current deferred revenue as of March 31, 2005. During fiscal 2006, IBM utilized approximately $9.4 million of their fiscal 2006 license and maintenance commitment. The remaining balance of $10.6 million for fiscal 2006 is reported as "settlement" in the consolidated statements of operations.

Legal Matters - The Company and one of its employees are parties to a libel lawsuit filed in April 2002 by two former employees titled Mary McCarthy O'Lee and Aidan O'Lee v. Compuware Corp., et al., Case No. 406409, Superior Court of the State of California, City and County of San Francisco. Plaintiffs alleged damages totaling $1 million. The case was tried to a jury in late June and early July 2005. The jury rendered a verdict against the Company and awarded plaintiffs a total of $1.15 million in compensatory and $10 million in punitive damages. On post-trial motions, the Court affirmed the compensatory damages but reduced the punitive damages award to $3.45 million. The Company has appealed seeking a further reduction of the damages award. The plaintiffs have also appealed seeking to reinstate the original verdict award. The Company believes its accruals are adequate to provide for the final outcome of this matter.

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

15. BENEFIT PLANS

Employee Stock Ownership Plan - In July 1986, the Company established an Employee Stock Ownership Plan ("ESOP") and Trust. Under the terms of the ESOP, the Company makes annual contributions to the Plan for the benefit of substantially all U.S. employees of the Company. The contribution may be in the form of cash or common shares of the Company. The Board of Directors may authorize contributions between a maximum of 25% of eligible compensation and a minimum sufficient to cover current obligations of the Plan. During fiscal 2006 and 2005, only the minimum contribution was made to the Plan. Contributions totaled $4.9 million in fiscal 2004. This is a non-leveraged ESOP plan.

Employee Stock Purchase Plan - During fiscal 2002, the shareholders approved international and domestic employee stock purchase plans under which the Company was authorized to issue up to 15 million shares of common stock to eligible employees. Effective April 1, 2005, the offering periods were based on a three month period. Under the terms of the plan, employees can elect to have up to ten percent of their compensation withheld to purchase Company stock at the close of the offering period. The value of the stock purchased in any calendar year cannot exceed $25,000 per employee. The purchase price was 85% of the first or last day's average high and low price for each offering period, whichever was lower. Effective April 1, 2006, the Company changed the purchase price to 95% of the last day's average high and low price for each offering period consistent with the non-compensatory requirements of SFAS 123(R). During fiscal 2006, 2005 and 2004, the Company sold approximately 1,369,000, 1,901,000 and 2,340,000 shares, respectively, to eligible employees under the plan.

Employee Stock Option Plans - The Company adopted five employee stock option plans dating back to 1991. These plans provide for grants of options to purchase up to 91,000,000 shares of the Company's common stock to employees and directors of the Company, of which approximately 30,874,000 options were outstanding at March 31, 2006. Under the terms of the plans, the Company may grant nonqualified options at the fair market value of the stock on the date of grant. During fiscal 2006, the Company granted approximately 735,000 options under these Plans. Fifty percent of the option shares granted under these plans become exercisable on the third year anniversary of the date of grant, and 25 percent of the option shares vest on each of the fourth year and fifth year anniversaries of the date of grant. All options were granted at fair market value and expire ten years from the date of grant.

In March 2001, the Company adopted the 2001 Broad Based Stock Option Plan. The plan was approved by the Board of Directors, but was not submitted to the shareholders for approval, as shareholder approval was not required at the time. The plan provides for grants of options to purchase up to 50,000,000 shares of the Company's common stock to employees or directors of the Company. Under the terms of the plan, the Company may grant nonqualified stock options at the fair market value of the stock on the date of grant. During fiscal 2006, the Company granted approximately 1,959,000 options under the Broad Based Stock Option Plan. Approximately 24,072,000 options were outstanding at March 31, 2006. Option shares granted under the Broad Based Stock Option Plan either vest every six months over a four year period or fifty percent of the option shares become exercisable on the third year anniversary of the date of grant, and 25 percent of the option shares vest on each of the fourth year and fifth year anniversaries of the date of grant. All options were granted at fair market value and expire ten years from the date of grant.

Non-Employee Director Stock Option Plan - In July 1992, the Company adopted the Stock Option Plan for Non-Employee Directors. Under this plan, 2,400,000 shares of common stock are reserved for issuance to non-employee directors of the Company who have not been employees of the Company, any subsidiary of the Company or any entity which controls more than 10% of the total combined voting power of the Company's capital stock for at least one year prior to becoming director. During fiscal 2006, the Company granted approximately 100,000 options under the Non-Employee Director Stock Option Plan. Approximately 755,000 options were outstanding at March 31, 2006.

At March 31, 2006, approximately 9,000 options were outstanding under plans that were terminated by the Company, of which virtually all are fully vested. All outstanding options under the terminated plans remain in effect in accordance with the terms under which they were granted.

During fiscal 1999, the Company implemented a Replacement Stock Option Award program. The program allows selected participants to pay the option exercise price with shares of currently owned Company stock. The Company grants a new stock option award to replace the shares exchanged in the transaction. During fiscal 2006, approximately 60,000 options were exercised under the Replacement Stock Option Award program for which approximately 48,000 replacement options were granted.

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

A summary of the status of fixed stock option grants under Compuware's stock-based compensation plans as of March 31, 2006, 2005 and 2004, and changes during the years ending on those dates is as follows (shares in thousands):

                                 2006                      2005                      2004
                       -----------------------   -----------------------   -----------------------
                       Shares                    Shares                    Shares
                        Under    Weighted-Avg.    Under    Weighted-Avg.    Under    Weighted-Avg.
                       Option   Exercise Price   Option   Exercise Price   Option   Exercise Price
                       ------   --------------   ------   --------------   ------   --------------
Outstanding at
   beginning of year   62,150       $11.51       63,626       $11.62       64,233       $11.75
Granted                 2,794         7.14        3,145         7.56        2,854         5.45
Exercised              (3,072)        4.46         (524)        3.46         (837)        3.37
Exchanged                 (68)        5.09          (15)                      (37)        6.06
Forfeited              (6,094)       11.74       (4,082)       11.02       (2,587)       10.84
                       ------                    ------                    ------
Outstanding at
   year end            55,710       $11.66       62,150       $11.51       63,626       $11.62
                       ======                    ======                    ======
Options exercisable
   at year end         46,329       $12.60       47,391       $12.71       42,128       $13.06
                       ======                    ======                    ======

The following table summarizes information about stock options outstanding at March 31, 2006 (shares in thousands):

                                       Options Outstanding               Options Exercisable
                            ----------------------------------------   -----------------------
                            Shares                                     Shares
                             Under    Weighted-Avg.    Weighted-Avg.    Under    Weighted-Avg.
                            Option   Remaining Life   Exercise Price   Option   Exercise Price
                            ------   --------------   --------------   ------   --------------
Range of Exercise Prices
$ 0.01 to $5.00              1,274        6.77            $ 3.89           59       $ 3.32
  5.01 to 10.00             37,622        4.82              8.47       29,518         8.75
 10.01 to 20.00              9,367        2.50             15.01        9,305        15.02
 20.01 to 30.00              7,043        2.08             24.45        7,043        24.45
 30.01 to 42.00                404        2.50             32.40          404        32.40
                            ------                                     ------
                            55,710        4.11             11.66       46,329        12.60
                            ======                                     ======

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended March 31, 2006 and 2005 is as follows (in thousands, except for per share data):

                                  First     Second      Third     Fourth
                                 Quarter    Quarter    Quarter    Quarter      Year
                                --------   --------   --------   --------   ----------
Fiscal 2006:
   Revenues                     $297,328   $292,646   $305,905   $309,482   $1,205,361
   Operating income               29,477     28,253     47,034     42,605      147,369
   Pre-tax income                 36,210     36,105     56,268     62,877      191,460
   Net income                     24,623     24,190     37,700     56,447      142,960
   Basic earnings per share         0.06       0.06       0.10       0.15         0.37
   Diluted earnings per share       0.06       0.06       0.10       0.15         0.37

Fiscal 2005:
   Revenues                     $287,053   $295,468   $330,535   $318,783   $1,231,839
   Operating income (loss)        (2,921)     6,124     52,850     30,543       86,596
   Pre-tax income                    895     10,291     57,920     37,119      106,225
   Net income                        644      7,410     41,702     26,726       76,482
   Basic earnings per share         0.00       0.02       0.11       0.07         0.20
   Diluted earnings per share       0.00       0.02       0.11       0.07         0.20

17. SUBSEQUENT EVENT

In April 2006, the Company acquired SteelTrace Limited, a privately held provider of products that identify business needs and translate them into technology infrastructure for approximately $20.0 million in cash. The acquisition will be accounted for as a purchase and, accordingly, assets and liabilities acquired will be recorded at fair value as of the acquisition date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure information required to be disclosed in the Company's reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, at the reasonable assurance level, to cause the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

     As of March 31, 2006, management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on the assessment, management determined that the Company's internal control over financial reporting was effective, as of March 31, 2006, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

     Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of the Company's internal control over financial reporting as of March 31, 2006. The report, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of March 31, 2006, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     No changes in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     To the Board of Directors and Shareholders of Compuware Corporation:

     We have audited management's assessment, included in the accompanying Mangement's Report on Internal Control Over Financial Reporting, that Compuware Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2006 of the Company and our report dated May 15, 2006 expressed an unqualified opinion on those financial statements.

     DELOITTE & TOUCHE LLP

     Detroit, Michigan
     May 15, 2006

ITEM 9B. OTHER INFORMATION

On June 13, 2006, Mr. Karmanos, the Company's Chief Executive Officer, pursuant to authority delegated to him by the Compensation Committee of the Board of Directors to set salaries within approved ranges, approved the following changes to base salaries to be paid by the Company, effective June 1, 2006, to the executive officers whose compensation will be disclosed in the Company's 2006 annual meeting proxy statement: Henry Jallos $600,000, Robert Paul $425,000, Laura Fournier $450,000, and Thomas Costello, Jr. $425,000. In addition, the Compensation Committee approved an increase in the salary of Mr. Karmanos to $1.0 million, effective June 1, 2006.

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

     (A)  DOCUMENTS FILED AS PART OF THIS REPORT.

     1. CONSOLIDATED FINANCIAL STATEMENTS

          The following consolidated financial statements of the Company and its subsidiaries are filed herewith:

                                                               Page
                                                              -----
Report of Independent Registered Public Accounting Firm          39

Consolidated Balance Sheets as of March 31, 2006 and 2005        40

Consolidated Statements of Operations for each of the years
ended March 31, 2006, 2005, and 2004                             41

Consolidated Statements of Shareholders' Equity for each of
the years ended March 31, 2006, 2005, and 2004                   42

Consolidated Statements of Cash Flows for each of the years
ended March 31, 2006, 2005, and 2004                             43

Notes to Consolidated Financial Statements                    44-68

     2. FINANCIAL STATEMENT SCHEDULES

          All financial statement schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

     3. EXHIBITS

          The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index attached to this report. The Exhibit Index is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Detroit, State of Michigan on June 13, 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signature                                        Title                               Date
             ---------                                        -----                               ----


/S/ PETER KARMANOS, JR.              Chairman of the Board, Chief Executive Officer           June 13, 2006
----------------------------------   And Director (Principal Executive Officer)
Peter Karmanos, Jr.


/S/ LAURA L. FOURNIER                Senior Vice President, Chief Financial Officer           June 13, 2006
----------------------------------   and Treasurer (Chief Financial and Accounting Officer)
Laura L. Fournier


/S/ DENNIS W. ARCHER                 Director                                                 June 13, 2006
----------------------------------
Dennis W. Archer


/S/ GURMINDER S. BEDI                Director                                                 June 13, 2006
----------------------------------
Gurminder S. Bedi


/S/ WILLIAM O. GRABE                 Director                                                 June 13, 2006
----------------------------------
William O. Grabe


/S/ WILLIAM R. HALLING               Director                                                 June 13, 2006
----------------------------------
William R. Halling


/S/ FAYE A. NELSON                   Director                                                 June 13, 2006
----------------------------------
Faye A. Nelson


/S/ GLENDA D. PRICE                  Director                                                 June 13, 2006
----------------------------------
Glenda D. Price


/S/ W. JAMES PROWSE                  Director                                                 June 13, 2006
----------------------------------
W. James Prowse


/S/ G. SCOTT ROMNEY                  Director                                                 June 13, 2006
----------------------------------
G. Scott Romney


/S/ LOWELL P. WEICKER, JR.           Director                                                 June 13, 2006
----------------------------------
Lowell P. Weicker, Jr.

                                    EXHIBITS

The following exhibits are filed herewith or incorporated by reference. Each management contract or compensatory plan or arrangement filed as an exhibit to this report is identified below with an asterisk before the exhibit number. The Company's SEC file number is 000-20900.

Exhibit
 Number   Description of Document
-------   -----------------------
2.3       Asset Purchase Agreement, dated February 4, 2004, by and between
          Compuware Corporation and Covisint, LLC (12)

2.4       Amended and Restated Share Purchase Agreement among 3087769 Nova
          Scotia Company and Compuware Corporation and Changepoint Corporation and Each of the Sellers, dated as of April 27, 2004 (12)

2.5       Asset Purchase Agreement among Compuware Corporation, DevStream
          Corporation, Mario Ciabarro, Jaimie Ciabarro and Thomas Cross, dated as of October 1, 2004 (14)

2.6       Agreement and Plan of Merger dated May 6, 2005 by and among Compuware
          Corporation, Compuware Acquisition Corp., Adlex, Inc., and with respect to Article VIII, Tad Witkowicz, as Shareholder Representative
          (16)

3(i).1 Restated Articles of Incorporation of Compuware Corporation, as amended, as of October 25, 2000 (9)

3(i).1    Amended and Restated Bylaws of Compuware Corporation, as of January 3,
          2002. (13)

4.0       Rights Agreement dated as of October 25, 2000 between Compuware
          Corporation and Equiserve Trust Company, N.A., as Rights Agent (7)

4.1       Warrant dated November 16, 2001 (10)

4.2       Revolving Credit Agreement dated as of May 2, 2003, between Compuware
          Corporation and Comerica Bank (11)

4.3       Amendment No. 1 to Credit Agreement, dated as of April 30, 2004 (12)

4.4 Amendment No. 2, dated as of July 29, 2004, Revolving Credit Agreement dated as of May 2, 2003, between Compuware Corporation and Comerica
          Bank (14)

4.5       Amendment No. 3 to Credit Agreement, dated July 28, 2005 (19)

4.6       Amendment To Rights Agreement, dated as of October 29, 2001 (20)

4.7       Amendment No. 2 To Rights Agreement, dated as of May 9, 2006 (20)

*10.4     1992 Stock Option Plan (1)

10.24     Promotion Agreement, dated September 8, 1992, between Compuware Sports
          Corporation and the Company (1)

*10.35    Fiscal 1993 Stock Option Plan (1)

*10.36    Stock Option Plan for Non-Employee Directors (1)

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

*10.92    Nonqualified Stock Option Agreement for Outside Directors (14)

*10.93    Phantom Share Award Agreement (14)

*10.95    Settlement Agreement dated March 21, 2005 by and among Compuware
          Corporation and International Business Machines Corporation (15)

*10.96    First Amendment to the Compuware Corporation 2002 Directors Phantom
          Stock Plan (17)

*10.97 Amendment Number 1 to Settlement Agreement dated November 29, 2005 by and among Compuware Corporation and International Business Machines
          Corporation (18)

*10.98    2005 Non-Employee Directors' Deferred Compensation Plan (21)

*10.99    Executive Incentive Plan - Corporate (22)

*10.100   Parallel Nonqualified Stock Purchase Plan Arrangement (23)

21.1      Subsidiaries of the Registrant (23)

23.1      Consent of Independent Registered Public Accounting Firm (23)

31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (23)

31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (23)

32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (23)

----------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (Registration No. 33-53652).

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

(3) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-37873).

(4) Incorporated by reference to the Company's fiscal 1998 Annual Report on Form 10-K.

(5) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-57984).

(6) Incorporated by reference to the Company's fiscal 2000 Annual Report on Form 10-K.

(7) Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 26, 2000.

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000.

(9) Incorporated by reference to the Company's fiscal 2001 Annual Report on Form 10-K.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001.

(11) Incorporated by reference to the Company's fiscal 2003 Annual Report on Form 10-K.

(12) Incorporated by reference to the Company's fiscal 2004 Annual Report on Form 10-K.

(13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

(14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

(15) Incorporated by reference to the Company's Form 8-K filed on March 21, 2005

(16) Incorporated by reference to the Company's Form 8-K filed on May 9, 2005.

(17) Incorporated by reference to the Company's Form 8-K/A filed on May 17,
     2005.

(18) Incorporated by reference to the Company's Form 8-K filed on November 29, 2005.

(19) Incorporated by reference to the Company's Form 8-K filed on August 2,
     2005.

(20) Incorporated by reference to the first Form 8-K filed by the Company on May 11, 2006.

(21) Incorporated by reference to the second Form 8-K filed by the Company on May 11, 2006.

(22) Incorporated by reference to the Company's Form 8-K Filed on June 6, 2006.

(23) Filed herewith.

                                  EXHIBIT INDEX

EXHIBIT
  NO.     DESCRIPTION
-------   -----------
10.100    Parallel Nonqualified Stock Purchase Plan Arrangement

21.1      Susbsidiaries of the Registrant

23.1      Consent of Independent Registered Public Accounting Firm

31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002