Form 10-Q
period 2006-06-30
COMPUWARE CORP
filed 2006-08-07
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
   Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

As of July 31, 2006, there were outstanding 372,520,796 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 32 pages

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 2006 and March 31, 2006                                      3

         Condensed Consolidated Statements of Operations
         for the three months ended June 30, 2006 and 2005                     4

         Condensed Consolidated Statements of Cash Flows
         for the three months ended June 30, 2006 and 2005                     5

         Notes to Condensed Consolidated Financial
         Statements                                                            6

         Report of Independent Registered Public Accounting Firm              18

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           29

Item 4.  Controls and Procedures                                              29


PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          30

Item 6.  Exhibits                                                             31

SIGNATURES                                                                    32

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                        JUNE 30,      MARCH 31,
                                ASSETS                    2006          2006
                                                       ----------     ---------
                                                       (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                            $  610,890     $  612,062
  Investments                                             285,699        265,131
  Accounts receivable, net                                391,016        418,745
  Deferred tax asset, net                                  30,709         32,015
  Income taxes refundable, net                             72,923         77,956
  Prepaid expenses and other current assets                27,606         24,455
  Building - held for sale                                 13,000         14,816
                                                       ----------     ----------
    Total current assets                                1,431,843      1,445,180
                                                       ----------     ----------

INVESTMENTS                                                23,141         32,149
                                                       ----------     ----------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION AND AMORTIZATION                           391,730        395,653
                                                       ----------     ----------

CAPITALIZED SOFTWARE, LESS ACCUMULATED
  AMORTIZATION                                             66,983         61,918
                                                       ----------     ----------

OTHER:
  Accounts receivable                                     194,268        206,964
  Deferred tax asset, net                                  13,781         13,983
  Goodwill                                                334,594        320,082
  Other                                                    35,933         35,039
                                                       ----------     ----------
    Total other assets                                    578,576        576,068
                                                       ----------     ----------

TOTAL ASSETS                                           $2,492,273     $2,510,968
                                                       ==========     ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $   20,724     $   24,468
  Accrued expenses                                        148,223        170,590
  Deferred revenue                                        374,930        350,349
                                                       ----------     ----------
    Total current liabilities                             543,877        545,407

DEFERRED REVENUE                                          319,612        343,246

ACCRUED EXPENSES                                           14,593         17,244

DEFERRED TAX LIABILITY, NET                                28,380         25,572
                                                       ----------     ----------
    Total liabilities                                     906,462        931,469
                                                       ----------     ----------

SHAREHOLDERS' EQUITY:
  Common stock                                              3,737          3,779
  Additional paid-in capital                              759,962        763,420
  Retained earnings                                       811,504        805,781
  Accumulated other comprehensive income                   10,608          6,519
                                                       ----------     ----------
    Total shareholders' equity                          1,585,811      1,579,499
                                                       ----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $2,492,273     $2,510,968
                                                       ==========     ==========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                          THREE MONTHS ENDED
                                               JUNE 30,
                                         ---------------------
                                           2006         2005
                                         --------     --------
REVENUES:
  Software license fees                  $ 67,465     $ 68,022
  Maintenance fees                        110,317      107,374
  Professional services fees              118,536      121,932
                                         --------     --------

    Total revenues                        296,318      297,328
                                         --------     --------

OPERATING EXPENSES:
  Cost of software license fees             6,585        5,687
  Cost of professional services           107,615      106,245
  Technology development and support       37,240       35,653
  Sales and marketing                      65,768       72,037
  Administrative and general               46,228       48,229
                                         --------     --------

    Total operating expenses              263,436      267,851
                                         --------     --------

INCOME FROM OPERATIONS                     32,882       29,477

OTHER INCOME, NET                          10,881        6,733
                                         --------     --------

INCOME BEFORE INCOME TAXES                 43,763       36,210

INCOME TAX PROVISION                       14,442       11,587
                                         --------     --------

NET INCOME                               $ 29,321     $ 24,623
                                         ========     ========

Basic earnings per share                 $   0.08     $   0.06
                                         ========     ========

Diluted earnings per share               $   0.08     $   0.06
                                         ========     ========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                                       JUNE 30,
                                                               ------------------------
                                                                 2006           2005
                                                               ---------      ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                   $  29,321      $  24,623
  Adjustments to reconcile net income to net cash provided
    by operations:
    Depreciation and amortization                                 13,393         12,842
    Acquisition tax benefits                                       1,309          1,751
    Stock option compensation                                      2,797
    Deferred income taxes                                          4,700          7,280
    Other                                                           (136)         4,469
    Net change in assets and liabilities, net of
        effects from acquisitions:
        Accounts receivable                                       56,772         38,350
        Prepaid expenses and other current assets                 (2,565)        (2,705)
        Other assets                                                 667           (680)
        Accounts payable and accrued expenses                    (32,393)       (40,784)
        Deferred revenue                                         (14,614)         6,461
        Income taxes                                               4,626         (2,974)
                                                               ---------      ---------
          Net cash provided by operating activities               63,877         48,633
                                                               ---------      ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of:
      Businesses, net of cash acquired                           (20,484)       (30,917)
      Property and equipment                                      (2,663)        (3,120)
      Capitalized software                                        (5,486)        (5,324)
  Proceeds from sale of property                                   2,016
  Investments:
      Proceeds                                                   125,816        100,904
      Purchases                                                 (137,304)       (79,077)
                                                               ---------      ---------
          Net cash used in investing activities                  (38,105)       (17,534)
                                                               ---------      ---------

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Net proceeds from exercise of stock options                        597          1,774
  Contribution to stock purchase plans                             1,504          2,405
  Repurchase of common stock                                     (32,839)       (10,770)
                                                               ---------      ---------
          Net cash used in financing activities                  (30,738)        (6,591)
                                                               ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            3,794         (4,912)
                                                               ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (1,172)        19,596

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 612,062        497,687
                                                               ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 610,890      $ 517,283
                                                               =========      =========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2006, final amounts may differ from these estimates.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2006 included in the Company's Annual Report to Shareholders on Form 10-K filed with the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet at March 31, 2006 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years.

Revenue Recognition - The Company earns revenue from licensing software products, providing maintenance and support for those products and rendering professional services. The Company's revenue recognition policies are consistent with GAAP including Statements of Position 97-2 "Software Revenue Recognition" and 98-9 "Modification of SOP 97-2, 'Software Revenue Recognition,' With Respect to Certain Transactions", Securities and Exchange Commission Staff Accounting Bulletin 104 and Emerging Issues Task Force Issue 00-21 "Revenue Arrangements with Multiple Deliverables". Accordingly, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured.

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

The Company offers flexibility to customers purchasing licenses for its products and related maintenance. Terms of these transactions range from standard perpetual license sales that

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)


include one year of maintenance to large multi-year (generally two to five years), multi-product contracts. The Company allows deferred payment terms on multi-year contracts, with installments collectible over the term of the contract. Based on the Company's successful collection history for deferred payments, the license fee portion of the receivable is discounted to its net present value and recognized as discussed above. The discount is recognized as interest income over the term of the receivable.

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

Capitalized Software - Capitalized software includes the costs of purchased and internally developed software products and is stated at the lower of unamortized cost or net realizable value in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Capitalization of internally developed software products begins when technological feasibility of the product is established. Technology development and support includes primarily the costs of programming personnel associated with product development and support net of amounts capitalized.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)


Goodwill and Other Intangibles - Goodwill that is allocated to each operating segment and those intangible assets with indefinite lives are tested for impairment annually and/or when events or circumstances indicate that their fair value may have been reduced below carrying value. The Company evaluated its goodwill as of March 31, 2006 and determined there was no impairment.

Income Taxes - The Company accounts for income taxes using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements.

Stock-Based Compensation - Effective April 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2007 includes compensation expense for all stock-based compensation awards ("awards") granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock-based compensation expense for all awards granted after April 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of five years. In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). See Note 5 to the condensed consolidated financial statements for a further discussion on stock-based compensation including the impact on net income during the period.

Prior to the adoption of SFAS No. 123(R), the Company measured compensation expense for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Awards were granted at current market prices at the date of grant. Therefore, no compensation cost was recognized for the Company's fixed stock option plans or its stock purchase plans. The Company applied the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", as if the fair-value-based method had been applied in measuring compensation expense.

Recently Issued Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is currently considering the impact this Interpretation will have on the Company's financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)


NOTE 2 - ACQUISITION

In April 2006, the Company acquired SteelTrace Limited, a privately held provider of requirements management products that align application delivery to business needs through a structured, visual approach to the management of enterprise application requirements, for approximately $20.0 million in cash. The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, "Business Combinations" and, accordingly, the assets and liabilities acquired have been recorded at preliminary fair value as of the acquisition date. The purchase price exceeded the fair value of the acquired assets and liabilities by $14.2 million and was recorded to goodwill. Intangible assets subject to amortization totaled $6.5 million of which $4.7 million and $1.5 million related to purchased software and customer relationships with a useful life of five and three years, respectively. The remaining intangible assets subject to amortization have a useful life of one year.


NOTE 3 - COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share data were computed as follows (in thousands, except for per share data):

                                                            Three Months Ended
                                                                  June 30,
                                                           ---------------------
                                                             2006         2005
                                                           --------     --------
BASIC EARNINGS PER SHARE:
Numerator: Net income                                      $ 29,321     $ 24,623
                                                           --------     --------
Denominator:
   Weighted-average common shares outstanding               376,759      388,243
                                                           --------     --------
Basic earnings per share                                   $   0.08     $   0.06
                                                           ========     ========
DILUTED EARNINGS PER SHARE:
Numerator: Net income                                      $ 29,321     $ 24,623
                                                           --------     --------
Denominator:
   Weighted-average common shares outstanding               376,759      388,243
   Dilutive effect of stock options                             768        1,680
                                                           --------     --------
   Total shares                                             377,527      389,923
                                                           --------     --------
Diluted earnings per share
                                                           $   0.08     $   0.06
                                                           ========     ========


During the three months ended June 30, 2006 and 2005, stock options to purchase a total of approximately 50,112,000 and 58,121,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)


NOTE 4 - COMPREHENSIVE INCOME

Other comprehensive income includes unrealized gains and losses on marketable securities and foreign currency translation gains and losses that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows (in thousands):

                                   Three Months Ended
                                         June 30,
                                  ---------------------
                                    2006         2005
                                  --------     --------
Net income                        $ 29,321     $ 24,623
Unrealized gain on marketable
 securities, net of tax                 58
Foreign currency translation
 adjustment, net of tax              4,031       (2,216)
                                  --------     --------
Total comprehensive income        $ 33,410     $ 22,407
                                  ========     ========


NOTE 5 - STOCK BENEFIT PLANS AND STOCK-BASED COMPENSATION

Employee Stock Purchase Plan - During fiscal 2002, the shareholders approved international and domestic employee stock purchase plans under which the Company was authorized to issue up to 15 million shares of common stock to eligible employees. Effective April 1, 2005, the offering periods were based on a three month period. Under the terms of the plan, employees can elect to have up to ten percent of their compensation withheld to purchase Company stock at the close of the offering period. The value of the stock purchased in any calendar year cannot exceed $25,000 per employee. Effective April 1, 2006, the purchase price is 95% of the last day's average high and low price for each offering period consistent with the non-compensatory requirements of SFAS 123(R).

Employee Stock Option Plans - The Company adopted five employee stock option plans dating back to 1991. These plans provide for grants of options to purchase up to 91,000,000 shares of the Company's common stock to employees and directors of the Company. Under the terms of the plans, the Company may grant nonqualified options at the fair market value of the stock on the date of grant. Fifty percent of the option shares granted under these plans become exercisable on the third year anniversary of the date of grant, and 25 percent of the option shares vest on each of the fourth year and fifth year anniversaries of the date of grant. All options were granted at fair market value and expire ten years from the date of grant.

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

Non-Employee Director Stock Option Plan - In July 1992, the Company adopted the Stock Option Plan for Non-Employee Directors. Under this plan, 2,400,000 shares of common stock are reserved for issuance to non-employee directors of the Company who have not been employees of the Company, any subsidiary of the Company or any entity which controls more than 10% of the total combined voting power of the Company's capital stock for at least one year prior to becoming a director.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)


During fiscal 1999, the Company implemented a Replacement Stock Option Award program. The program allows selected participants to pay the option exercise price with shares of currently owned Company stock. The Company grants a new stock option award to replace the shares exchanged in the transaction.

The following is a summary of the status of fixed stock option grants under Compuware's stock-based compensation plans as of June 30, 2006 and changes during the three months ended June 30, 2006 (intrinsic values and shares in thousands):


                                                                   Three Months Ended
                                                                     June 30, 2006
                                                 -----------------------------------------------------
                                                                              Weighted
                                                                Weighted       Average
                                                                Average       Remaining      Aggregate
                                                 Number of      Exercise     Contractual     Intrinsic
                                                  Options         Price         Term         Value (1)
                                                 ---------      --------     -----------     ---------
Options outstanding as of April 1, 2006             55,710      $  11.66
  Granted                                              611          7.58
  Exercised                                           (134)         3.68                     $     514
  Forfeited                                           (346)         6.67
  Cancelled/expired                                 (1,529)        10.78
                                                 ---------      --------
Options outstanding as of June 30, 2006             54,312      $  11.69
                                                 =========      ========

Options vested and expected to vest, net of
  estimated forfeitures, as of June 30, 2006        52,957      $  11.80            3.79     $   3,128

Options exercisable as of June 30, 2006             46,853      $  12.41            3.25     $   1,497

(1) For options exercised during the three months ended June 30, 2006, the aggregate intrinsic value represents the difference between the Company's closing stock price on the date the option was exercised and the exercise price, multiplied by the number of options exercised. For options vested and expected to vest, net of estimated forfeitures and options exercisable as of June 30, 2006, the aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the first quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had the vested options been exercised on June 30, 2006. This amount changes based upon changes in the fair market value of the Company's stock.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock option awards. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, and risk free interest rates. The volatility is based on historical volatility of the Company's common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on the "short-cut" method as described in SAB 107. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our awards. The dividend yield assumption is based on the Company's history and expectation of dividend payouts.

As of June 30, 2006, $17.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options is expected to be recognized over a weighted-average period of approximately 1.97 years.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)


The weighted-average fair value of stock options granted during the three months ending June 30, 2006 was determined utilizing the following assumptions:


                                                       Three Months Ended
                                                          June 30, 2006
                                                       ------------------
Expected volatility                                                 69.77%
Risk-free interest rate                                              5.16%
Expected lives at date of grant (in years)                            6.9
Weighted-average fair value of the options granted     $             5.28

For the three months ending June 30, 2006 stock-based compensation expense was allocated as follows (in thousands):


                                                     Three Months Ended
                                                       June 30, 2006
                                                     ------------------
Stock-based compensation classified as:

  Cost of professional services                      $              419
  Technology development and support                                251
  Sales and marketing                                             1,378
  Administrative and general                                        749
                                                     ------------------
Total stock-based compensation expense
  before income taxes                                             2,797

Income tax benefit                                                 (923)
                                                     ------------------

Total stock-based compensation expense
  after income taxes                                 $            1,874
                                                     ==================

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)


Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, no stock based compensation expense had been recognized in the results of operations for stock-based awards because the exercise price of the stock options granted equaled the fair market value of the underlying stock at the date of grant. By electing the modified prospective transition method allowed under SFAS 123(R), the Company's Consolidated Statements of Operations prior to fiscal 2007 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for the three months ended June 30, 2005 consistent with the method prescribed by SFAS No. 123(R), the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except earnings per share data):


                                    Three Months Ended
                                       June 30, 2005
                                    ------------------
Net income:
  As reported                       $           24,623
  Compensation cost, net of tax                 (2,494)
                                    ------------------
  Pro forma                         $           22,129
                                    ==================

Earnings per share:
  As reported:
     Basic earnings per share       $             0.06
     Diluted earnings per share                   0.06
  Pro forma:
     Basic earnings per share                     0.06
     Diluted earnings per share                   0.06

The fair value of each option granted during the three months ended June 30, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                       Three Months Ended
                                                         June 30, 2005
                                                       ------------------
Expected volatility                                                 74.27%
Risk-free interest rate                                              3.61%
Expected lives at date of grant (in years)                            5.0
Weighted average fair value of the options granted     $             4.32


Dividend yields were not a factor as the Company has never issued cash dividends and does not anticipate issuing cash dividends in the future.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)


NOTE 6 -- GOODWILL AND INTANGIBLE ASSETS

The components of the Company's intangible assets were as follows (in thousands):

                                                      June 30, 2006
                                    -------------------------------------------------
                                    Gross Carrying      Accumulated      Net Carrying
                                        Amount         Amortization         Amount
                                    --------------     ------------      ------------
Unamortized intangible assets:
   Trademarks (1)                   $        5,853                       $      5,853
                                    ==============     ============      ============

Amortized intangible assets:
   Capitalized software (2)         $      306,545     $   (239,562)     $     66,983
   Customer relationship
     agreements (3)                          9,799           (2,810)            6,989
   Non-compete agreements (3)                2,280           (1,422)              858
   Other (4)                                 7,747           (6,167)            1,580
                                    --------------     ------------      ------------
Total amortized intangible assets   $      326,371     $   (249,961)     $     76,410
                                    ==============     ============      ============


                                                      March 31, 2006
                                    -------------------------------------------------
                                    Gross Carrying      Accumulated      Net Carrying
                                        Amount         Amortization         Amount
                                    --------------     ------------      ------------
Unamortized intangible assets:
   Trademarks (1)                   $        5,853                       $      5,853
                                    ==============     ============      ============

Amortized intangible assets:
   Capitalized software (2)         $      295,996     $   (234,078)     $     61,918
   Customer relationship
     agreements (3)                          8,250           (2,251)            5,999
   Non-compete agreements (3)                2,057           (1,164)              893
   Other (4)                                 7,366           (5,775)            1,591
                                    --------------     ------------      ------------
Total amortized intangible assets   $      313,669     $   (243,268)     $     70,401
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

(3) Customer relationship agreements and non-compete agreements were acquired as part of recent acquisitions. The customer relationship agreements are being amortized over periods up to five years. The non-compete agreements are being amortized over periods up to three years.

(4) Other amortized intangible assets include trademarks associated with product acquisitions and Covisint customer contracts. The trademarks are being amortized over periods up to ten years. The Covisint customer contracts are being amortized over three years.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)


Changes in the carrying amounts of goodwill are summarized as follows (in thousands):


Goodwill                                       Products       Services       Total
                                              ---------      ---------     ---------
   Balance at March 31, 2006, net             $ 178,910      $ 141,172     $ 320,082
   Acquisition                                   14,175                       14,175
   Adjustments to previously recorded
     purchase price                                   2                            2
   Effect of foreign currency translation           (57)           392           335
                                              ---------      ---------     ---------

   Balance at June 30, 2006, net              $ 193,030      $ 141,564     $ 334,594
                                              =========      =========     =========


NOTE 7 -- PROPERTY AND EQUIPMENT

During fiscal 2006, the Company implemented a plan to market and sell the former distribution center located in West Bloomfield, Michigan. The building was classified in current assets as held for sale with a carrying value of $1.8 million at March 31, 2006. This building was sold during the first quarter of fiscal 2007 for approximately $2.0 million.

During fiscal 2005, the Company implemented a plan to market and sell the former headquarters building located in Farmington Hills, Michigan. The Company has been unable to reach an agreement with a buyer to dispose of the building. Nothing has come to the Company's attention that would warrant an adjustment to the carrying value at this time. The building is classified in current assets as held for sale with a carrying value of $13.0 million at June 30, 2006.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)


NOTE 8 - SEGMENTS

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

Financial information for the Company's business segments is as follows (in thousands):


                                    Three Months Ended
                                          June 30,
                                  ------------------------
                                    2006           2005
                                  ---------      ---------
Revenues:
   Products:
     Mainframe                    $ 119,741      $ 123,376
     Distributed systems             58,041         52,020
                                  ---------      ---------
       Total product revenue        177,782        175,396
   Professional services            118,536        121,932
                                  ---------      ---------
Total revenues                    $ 296,318      $ 297,328
                                  =========      =========
Operating expenses:
   Products                       $ 109,593      $ 113,377
   Professional services            107,615        106,245
   Corporate expenses                46,228         48,229
                                  ---------      ---------
Total operating expenses          $ 263,436      $ 267,851
                                  =========      =========
Income (loss) from operations
 before other income:
   Products                       $  68,189      $  62,019
   Professional services             10,921         15,687
   Corporate expenses               (46,228)       (48,229)
                                  ---------      ---------
Income from operations
 before other income                 32,882         29,477
   Other income                      10,881          6,733
                                  ---------      ---------
Income before income taxes        $  43,763      $  36,210
                                  =========      =========


Financial information regarding geographic operations is presented in the table below (in thousands):


                                        Three Months Ended
                                              June 30,
                                      -----------------------
                                        2006          2005
                                      ---------     ---------
Revenues:
   United States                      $ 202,632     $ 199,481
   Europe and Africa                     67,472        75,483
   Other international operations        26,214        22,364
                                      ---------     ---------
Total revenues                        $ 296,318     $ 297,328
                                      =========     =========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)


NOTE 9 - RESTRUCTURING ACCRUAL

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

The following table summarizes the restructuring accrual as of March 31, 2006, and charges against the accrual during the first three months of fiscal 2007 (in thousands):


                                                         Charges and
                                                     adjustments against
                                      Balance at     the accrual during      Balance at
                                       March 31,      the quarter ended       June 30,
                                         2006           June 30, 2006          2006
                                      ----------     -------------------     ----------
Facilities costs (primarily lease
  abandonments)                       $    5,950     $               378     $    5,572


NOTE 10 - DEBT

The Company has no long term debt.

As of June 30, 2006, the Company held a $100 million revolving credit facility maturing on July 27, 2006. If at any time the combined unencumbered liquid assets of the Company (as defined in the credit facility) are less than $200 million, the credit facility will be reduced to $50 million. Interest is payable at 1% over the Eurodollar rate or at the prime rate (8.25% at June 30, 2006), at the Company's option. The terms of the credit facility contain, among other provisions, a covenant to maintain a minimum $1 billion consolidated net worth, and specific limitations on additional indebtedness, liens and merger activity. No borrowings have occurred or are planned under this facility.

On July 27, 2006, the Company amended the credit agreement extending the maturity to July 26, 2007. The amended credit agreement eliminated the liquidity and net worth covenants and no longer restricts merger and acquisition activity when the Company is the continuing or surviving entity. Interest is payable at 1% over the Eurodollar rate or at the prime rate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Compuware Corporation
Detroit, Michigan


We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company"), as of June 30, 2006, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

As discussed in Note 1 to the condensed consolidated financial statements, effective April 1, 2006, the Company changed its method of accounting for stock based compensation to conform to Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Compuware Corporation and subsidiaries as of March 31, 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated May 15, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP


Detroit, Michigan
August 2, 2006

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

FORWARD-LOOKING STATEMENTS

This discussion contains certain forward-looking statements within the meaning of the federal securities laws which are identified by the use of the words "believes," "expects," "anticipates," "will," "contemplates," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results and could cause actual results to differ materially from the results implied by these or any other forward-looking statements made by us, or on our behalf. A summary of the material risks and uncertainties that we believe affect us are highlighted below and have not materially changed since the end of fiscal 2006 (see Item 1A Risk Factors in our 2006 10-K for a more detailed explanation of each risk). These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are not aware of or focused on or currently deem immaterial may also impair business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and shareholders could lose all or part of their investment.

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

- The majority of our software products revenue is dependent on our customers' continued use of International Business Machines Corp. ("IBM") and IBM-compatible products, and on the acceptance of our pricing structure for software licenses and maintenance.

-    Our software and technology may infringe the proprietary rights of others.

-    Our results could be adversely affected if our operating margins decline.

- Our results could be adversely affected by increased competition, pricing pressures and technological changes.

- The market for professional services is highly competitive, fragmented and characterized by low barriers to entry.

- We must develop or acquire product enhancements and new products to succeed.

- Acquisitions may be difficult to integrate, disrupt our business or divert the attention of our management and may result in financial results that are different than expected.

- We are exposed to exchange rate risks on foreign currencies and to other international risks which may adversely affect our business and results of operations.

- A further decline in the U.S. domestic automotive manufacturing business could adversely affect our professional services business.

-    Current laws may not adequately protect our proprietary rights.

- The loss of certain key employees and technical personnel or our inability to hire additional qualified personnel could have a material adverse effect on our business.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


- Our quarterly financial results vary and may be adversely affected by a number of unpredictable factors.

-    Maintenance revenue could decline.

- Unanticipated changes in our operating results or effective tax rates, or exposure to additional income tax liabilities, could affect our profitability.

- Acts of terrorism, acts of war and other unforeseen events may cause damage or disruption to us or our customers which could adversely affect our business, financial condition and operating results.

- Our articles of incorporation, bylaws and rights agreement as well as certain provisions of Michigan law may have an anti-takeover effect.


OVERVIEW

In this section, we discuss our results of operations on a segment basis for each of our financial reporting segments. We operate in two business segments in the technology industry: products and professional services. We evaluate segment performance based primarily on segment contribution before corporate expenses. References to years are to fiscal years ended March 31. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included elsewhere in this report and our annual report on Form 10-K for the fiscal year ended March 31, 2006, particularly "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations".

We deliver value to businesses worldwide by providing software products and professional services that increase the efficiency and effectiveness of the entire IT organization. Originally founded in 1973 as a professional services company, in the late 1970's we began to offer mainframe productivity tools for fault management and diagnosis, file and database management, and application debugging.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


The following occurred during the first quarter of 2007:

- Acquired SteelTrace Limited ("SteelTrace"), a privately held provider of requirements management products.

- Announced authorization by the Board of Directors to repurchase an additional $125 million of common stock of which approximately 4.5 million shares of our common stock was repurchased at an average price of $7.24 per share.

- Improved the products contribution margin to 38.4% in the first quarter of 2007 from 35.4% in the first quarter of 2006 due to continued distributed product revenue growth and reductions in sales and marketing expenditures.

- Achieved an 11.6% increase in distributed product revenue compared to the first quarter of 2006. The increase was a reflection of our continued focus on promoting our distributed products and an expanding maintenance base for those products.

- Incurred a 2.9% decrease in mainframe product revenue compared to the first quarter of 2006 primarily related to a decline in license revenue.

- Released 3 mainframe and 12 distributed product updates designed to increase the productivity of the IT departments of our customers.

- Hosted the Compuware Partner Summit, 2006, which highlighted collaboration between Compuware, its partners and their joint customers, focusing on innovations that drive business growth.

- Experienced a decrease in professional services contribution margin to 9.2% in the first quarter of 2007 from 12.9% in the first quarter of 2006. The change is primarily due to reductions in professional services revenue and higher subcontract costs.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                              Percentage of
                                              Total Revenues
                                            ------------------
                                            Three Months Ended
                                                 June 30,           Period-
                                            ------------------     to-Period
                                             2006        2005       Change
                                            ------      ------     ---------
REVENUE:
   Software license fees                      22.8%       22.9%       (0.8)%
   Maintenance fees                           37.2        36.1         2.7
   Professional services fees                 40.0        41.0        (2.8)
                                            ------      ------
     Total revenues                          100.0       100.0        (0.3)
                                            ------      ------

OPERATING EXPENSES:
   Cost of software license fees               2.2         1.9        15.8
   Cost of professional services              36.3        35.8         1.3
   Technology development and support         12.6        12.0         4.5
   Sales and marketing                        22.2        24.2        (8.7)
   Administrative and general                 15.6        16.2        (4.1)
                                            ------      ------
     Total operating expenses                 88.9        90.1        (1.6)
                                            ------      ------
Income from operations                        11.1         9.9        11.6
Other income                                   3.7         2.3        61.6
                                            ------      ------
Income before income taxes                    14.8        12.2        20.9
   Income tax provision                        4.9         3.9        24.6
                                            ------      ------
Net income                                     9.9%        8.3%       19.1%
                                            ======      ======


SOFTWARE PRODUCTS

REVENUE

Our products are designed to enhance the effectiveness of key disciplines throughout the IT organization from application development and delivery to service management and IT portfolio management supporting all major enterprise computing platforms. Product revenue, which consists of software license fees and maintenance fees, comprised 60.0% and 59.0% of total revenue during the first quarter of 2007 and 2006, respectively.

Distributed software product revenue increased $6.0 million or 11.6% during the first quarter of 2007 to $58.0 million from $52.0 million during the first quarter of 2006. The increase was primarily due to license revenue growth related to our Vantage product line resulting from increased customer demand for performance-related software and the enhancement of Vantage to include agentless monitoring through software acquired in the fiscal 2006 acquisition of Adlex, Incorporated.

Mainframe software product revenue decreased $3.6 million or 2.9% during the first quarter of 2007 to $119.8 million from $123.4 million during the first quarter of 2006. The decline was primarily reflected in lower license revenue due to decreased demand for capacity in our European operations.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


License revenue decreased $500,000 or 0.8% during the first quarter of 2007 to $67.5 million from $68.0 million during the first quarter of 2006. The decline was due to the reduction of $4.4 million in mainframe license revenue offset by the increase in distributed license revenue.

Maintenance fees increased $2.9 million or 2.7% to $110.3 million during the first quarter of 2007 from $107.4 million during the first quarter of 2006. The increase was primarily due to an increase in distributed maintenance revenue related to our Vantage and QACenter product lines.

Product revenue by geographic location is presented in the table below (in thousands):


                                    Three Months Ended
                                         June 30,
                                   ---------------------
                                     2006         2005
                                   --------     --------
United States                      $100,426     $ 94,866
Europe and Africa                    52,672       59,278
Other international operations       24,684       21,252
                                   --------     --------
Total product revenue              $177,782     $175,396
                                   ========     ========


PRODUCT CONTRIBUTION AND EXPENSES

Financial information for the products segment is as follows (in thousands):


                                    Three Months Ended
                                         June 30,
                                   ---------------------
                                     2006         2005
                                   --------     --------
Revenue                            $177,782     $175,396
Expenses                            109,593      113,377
                                   --------     --------
Product contribution               $ 68,189     $ 62,019
                                   ========     ========


The product segment generated contribution margins of 38.4% and 35.4% during the first quarter of 2007 and 2006, respectively. Product expenses include cost of software license fees, technology development and support costs and sales and marketing expenses. These expenses are discussed below.

Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers including associated hardware costs and the cost of author royalties. For the first quarter of 2007, cost of software license fees increased $900,000 or 15.8% to $6.6 million from $5.7 million in the first quarter of 2006. The change in cost of software license fees was primarily due to an increase in amortization expense related to internally developed software products and amortization expense associated with capitalized software purchased in recent acquisitions. As a percentage of software license fees, costs of software license fees were 9.8% and 8.4% in the first quarter of 2007 and 2006, respectively.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Also included here are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support technology initiatives. As a percentage of product revenue, costs of technology development and support were 20.9% and 20.3% in the first quarter of 2007 and 2006, respectively.

Capitalization of internally developed software products begins when technological feasibility of the product is established. Total technology development and support costs incurred internally and capitalized in the first quarter of 2007 and 2006 were as follows (in thousands):


                                                           Three Months Ended
                                                                June 30,
                                                         ----------------------
                                                           2006          2005
                                                         --------      --------
Technology development and support costs incurred        $ 42,722      $ 40,499
Capitalized technology development and support costs       (5,482)       (4,846)
                                                         --------      --------
Technology development and support costs reported        $ 37,240      $ 35,653
                                                         ========      ========


Before the capitalization of internally developed software products, total technology development and support expenditures for the first quarter of 2007 increased $2.2 million or 5.5%, to $42.7 million from $40.5 million in the first quarter of 2006. The change in expense is primarily due to higher compensation and benefit costs resulting from increased employee headcount, primarily programming personnel, in order to meet new product initiatives.

Sales and marketing costs consists primarily of personnel related costs associated with product sales and sales support and marketing for all our offerings. For the first quarter of 2007, sales and marketing costs decreased $6.2 million or 8.7% to $65.8 million from $72.0 million in the first quarter of 2006. The change in sales and marketing costs was primarily attributable to higher severance expense being incurred during the first quarter of 2006 in our European operations due to a worldwide sales realignment that occurred during the quarter. There was no such initiative in the first quarter of 2007. In addition, compensation and bonus costs were lower during the first quarter of 2007 due to the decrease in headcount that resulted from the realignment.

As a percentage of product revenue, sales and marketing costs were 37.0% and 41.1% in the first quarter of 2007 and 2006, respectively.


PROFESSIONAL SERVICES

REVENUE

We offer a broad range of IT services to help businesses make the most of their IT assets. Some of these services include outsourcing and co-sourcing, application management, product solutions, project management, enterprise resource planning and customer relationship management services. Revenue from professional services decreased $3.4 million or 2.8% during the first quarter of 2007 to $118.5 million compared to $121.9 million in the first quarter of

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


2006. The decrease in revenue was primarily due to cost cutting initiatives adopted by certain domestic customers within the automotive sector reducing the spending on certain IT programs.

Professional services revenue by geographic location is presented in the table below (in thousands):


                                         Three Months Ended
                                               June 30,
                                        ---------------------
                                          2006         2005
                                        --------     --------
United States                           $102,206     $104,615
Europe and Africa                         14,800       16,205
Other international operations             1,530        1,112
                                        --------     --------
Total professional services revenue     $118,536     $121,932
                                        ========     ========


PROFESSIONAL SERVICES CONTRIBUTION AND EXPENSES

Financial information for the professional services segment is as follows (in thousands):


                                         Three Months Ended
                                               June 30,
                                        ---------------------
                                          2006         2005
                                        --------     --------
Revenue                                 $118,536     $121,932
Expenses                                 107,615      106,245
                                        --------     --------
Professional services contribution      $ 10,921     $ 15,687
                                        ========     ========


During the first quarter of 2007, the professional services segment generated a contribution margin of 9.2%, compared to 12.9% during the first quarter of 2006.

Cost of professional services consists primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Cost of professional services increased $1.4 million or 1.3% during the first quarter of 2007 to $107.6 million compared to $106.2 million in the first quarter of 2006. The change was primarily attributable to higher subcontractor costs to meet a European customer's increased demand for our services.


CORPORATE AND OTHER EXPENSES

Administrative and general expenses primarily consist of costs associated with the corporate executive, finance, human resources, administrative, legal, communications and investor relations departments. In addition, administrative and general expenses include all facility-related costs, such as rent, building depreciation, maintenance, utilities, etc., associated with worldwide sales and professional services offices. Administrative and general expenses decreased $2.0 million or 4.1% during the first quarter of 2007 to $46.2 million from $48.2 million during the first quarter of 2006. The decrease in cost was primarily attributable to an impairment charge of $3.9 million in the first quarter of 2006 related to a purchased software application that management, at that time, did not have plans to utilize. There was no significant impairment charge incurred during the first quarter of 2007. This was offset by approximately

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


$2.2 million in foreign currency losses incurred in the first quarter of 2007 related to inter-company balances with our wholly owned subsidiaries.

Other income, net ("other income") consists primarily of interest income realized from investments, interest earnings on deferred customer receivables and income/losses generated from our investments in partially owned companies. Other income increased $4.2 million or 61.6% during the first quarter of 2007 to $10.9 million compared to $6.7 million in the first quarter of 2006. The change in income was primarily attributable to an increase in investment interest income due to higher interest rates earned on investments during the respective periods of 2007 compared to 2006.

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax provision was $14.4 million in the first quarter of 2007 and $11.6 million for the first quarter of 2006, which represents an effective tax rate of 33% and 32%, respectively. The increase in the effective tax rate from 2006 to 2007 is primarily due to expected increases in income before income taxes reducing the effect of certain tax benefits compared to the prior year and in the domestic/foreign composition of revenue.

RESTRUCTURING ACCRUAL

In the fourth quarter of 2002, we adopted a restructuring plan to reorganize our operating divisions, primarily the professional services segment. These changes were designed to increase profitability by better aligning cost structures with current market conditions. See Note 9 to the Condensed Consolidated Financial Statements for changes in the restructuring accrual for the first three months of 2007.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2006. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2006 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2006.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, cash and cash equivalents and investments totaled approximately $919.7 million. During the first three months of 2007 and 2006, cash flow from operations was $63.9 million and $48.6 million, respectively. The increase was due to a decrease in cash paid to vendors, primarily legal services, and to a decrease in cash paid for salaries and benefits due to lower headcount, primarily within the professional services and sales and marketing segments. During the first three months of 2007 and 2006, capital expenditures including property and equipment and capitalized research and software development totaled $8.1 million and $8.4 million, respectively.

We hold a $100 million revolving credit facility that would have matured on July 27, 2006 (see Note 9 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2006 for a description of the facility). On July 27, 2006, we amended the credit agreement extending the maturity to July 26, 2007 (see Note 10 to the Condensed Consolidated Financial Statements for more details regarding amendments to the terms of the facility). No borrowings have occurred under this facility since inception.

During fiscal 2005, we implemented a plan to market and sell the former headquarters building located in Farmington Hills, Michigan. We have been unable to reach an agreement with a buyer to dispose of the building. Nothing has come to our attention that would warrant an adjustment to the carrying value at this time. The building is classified in current assets as held for sale with a carrying value of $13.0 million at June 30, 2006.

During fiscal 2006, we implemented a plan to market and sell the former distribution center located in West Bloomfield, Michigan. This building was sold during the first quarter of fiscal 2007 for approximately $2.0 million.

On April 13, 2006, we announced that the Board of Directors authorized the repurchase of up to $125 million of our common stock. Our purchases of stock may occur on the open market, through negotiated or block transactions based upon market and business conditions. During the first three months of 2007, we repurchased approximately 4.5 million shares of our common stock under this program at an average price of $7.24 per share and a total cost of $32.8 million. Approximately $92.2 million remains for future purchases under this program.

In April 2006, we acquired SteelTrace Limited, a privately held provider of requirements management products that align application delivery to business needs through a structured, visual approach to the management of enterprise application requirements, for approximately $20.0 million in cash. The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, "Business Combinations" and, accordingly, the assets and liabilities acquired have been recorded at preliminary fair value as of the acquisition date.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is currently considering the impact this Interpretation will have on the financial statements.

CONTRACTUAL OBLIGATIONS

Our contractual obligations are described in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended March 31, 2006. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business since the end of fiscal 2006.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. There have been no material changes to our foreign exchange risk management strategy or our investment standards subsequent to March 31, 2006, therefore the market risks remain substantially unchanged since we filed the Annual Report on Form 10-K for the fiscal year ending March 31, 2006.


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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


      ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, the repurchases of common stock for the quarter ended June 30, 2006:


                                                                  Total number of
                                                                      shares            Approximate
                                                                   repurchased as     dollar value of
                                                                  part of publicly    shares that may
                                Total number of   Average price      announced       yet be purchased
                                     shares         paid per      repurchase plans   under the plan or
            Period              repurchased (a)     share (a)      or program (a)       program (a)
            ------              ---------------   -------------   ----------------   -----------------
As of March 31, 2006                                                                 $     125,000,000

April 1, 2006 - April 30, 2006                                                             125,000,000

May 1, 2006 - May 31, 2006            1,326,141   $        7.38          1,326,141         115,210,000

June 1, 2006 - June 30, 2006          3,207,406            7.19          4,533,547          92,161,000
                                ---------------   -------------
Total                                 4,533,547   $        7.24
                                ===============   =============


(a) On April 13, 2006, we announced that the Board of Directors has authorized the repurchase of $125 million of the Company's common stock. Our purchases of stock may occur on the open market or in negotiated or block transactions based upon market and business conditions. Unless terminated earlier by resolution of our Board of Directors, the share repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS


       Exhibit
       Number    Description of Document

        4.7 Amendment No. 2, dated as of May 9, 2006, To Rights Agreement, dated as of October 25, 2000, between Compuware Corporation and Equiserve Trust Company, N.A. (now known as Computershare Trust Company, N.A.) (1)

        4.8 Amended and Restated Credit Agreement Dated May 2, 2003 as of July 27, 2006 (4)

        10.98    2005 Non-Employee Directors' Deferred Compensation Plan (2)

        10.99    Executive Incentive Plan -- Corporate, as of May 31, 2006 (3)

        10.101   Fifth Amendment to the Compuware Corporation ESOP/401(k)
                 Plan (4)

        15       Independent Registered Public Accounting Firm's Awareness
                 Letter (4)

        31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. (4)

        31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. (4)

        32 Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act. (4)


(1) Incorporated by reference to the first Form 8-K filed by the Company on May 11, 2006.

(2) Incorporated by reference to the second Form 8-K filed by the Company on May 11, 2006.

(3) Incorporated by reference to the Form 8-K filed by the Company on June 6, 2006.

(4)  Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         COMPUWARE CORPORATION


Date:         August 2, 2006             By:  /s/ Peter Karmanos, Jr.
              ---------------                 -----------------------

                                                  Peter Karmanos, Jr.
                                                  Chief Executive Officer
                                                  (duly authorized officer)




Date:         August 2, 2006             By:  /s/ Laura L. Fournier
              ---------------                 -----------------------

                                                  Laura L. Fournier
                                                  Senior Vice President
                                                  Chief Financial Officer
                                                  Treasurer

                                 Exhibit Index


       Exhibit
       Number    Description of Document

        4.7 Amendment No. 2, dated as of May 9, 2006, To Rights Agreement, dated as of October 25, 2000, between Compuware Corporation and Equiserve Trust Company, N.A. (now know as Computershare Trust Company, N.A.) (1)

        4.8 Amended and Restated Credit Agreement Dated May 2, 2003 as of July 27, 2006 (4)

        10.98    2005 Non-Employee Directors' Deferred Compensation Plan (2)

        10.99    Executive Incentive Plan -- Corporate, as of May 31, 2006 (3)

        10.101   Fifth Amendment to the Compuware Corporation ESOP/401(k)
                 Plan (4)

        15       Independent Registered Public Accounting Firm's Awareness
                 Letter (4)

        31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. (4)

        31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. (4)

        32 Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act. (4)


(1) Incorporated by reference to the first Form 8-K filed by the Company on May 11, 2006.

(2) Incorporated by reference to the second Form 8-K filed by the Company on May 11, 2006.

(3) Incorporated by reference to the Form 8-K filed by the Company on June 6, 2006.

(4)  Filed herewith.