Form 10-Q
period 2006-09-30
COMPUWARE CORP
filed 2006-11-06
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of October 31, 2006, there were outstanding 352,235,582 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 35 pages

38





PART I.  FINANCIAL INFORMATION                                         Page
         ---------------------                                         ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         September 30, 2006 and March 31, 2006                          3

         Condensed Consolidated Statements of Operations
         for the three and six months ended September 30, 2006
         and 2005                                                       4

         Condensed Consolidated Statements of Cash Flows
         for the six months ended September 30, 2006 and 2005           5

         Notes to Condensed Consolidated Financial
         Statements                                                     6

         Report of Independent Registered Public Accounting Firm       19

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk    31

Item 4.  Controls and Procedures                                       31


PART II. OTHER INFORMATION
         -----------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   32

Item 4.  Submission of Matters to a Vote of Security Holders           33

Item 6.  Exhibits                                                      34

SIGNATURES                                                             35
----------

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                               SEPTEMBER 30,       MARCH 31,
                  ASSETS                          2006              2006
                                              --------------    --------------
                                               (UNAUDITED)
CURRENT ASSETS:

   Cash and cash equivalents                  $     470,095     $     612,062
   Investments                                      242,030           265,131
   Accounts receivable, net                         381,262           418,745
   Deferred tax asset, net                           30,744            32,015
   Income taxes refundable, net                      81,509            77,956
   Prepaid expenses and other current assets         41,437            24,455
   Building - held for sale                                            14,816
                                              --------------    --------------
           Total current assets                   1,247,077         1,445,180
                                              --------------    --------------

INVESTMENTS                                          49,446            32,149
                                              --------------    --------------

PROPERTY AND EQUIPMENT, LESS
 ACCUMULATED
  DEPRECIATION AND AMORTIZATION                     391,239           395,653
                                              --------------    --------------

CAPITALIZED SOFTWARE, LESS ACCUMULATED
  AMORTIZATION                                       65,450            61,918
                                              --------------    --------------

OTHER:
   Accounts receivable                              195,039           206,964
   Deferred tax asset, net                           16,051            13,983
   Goodwill                                         334,639           320,082
    Other                                            35,314            35,039
                                              --------------    --------------
          Total other assets                        581,043           576,068
                                              --------------    --------------

TOTAL ASSETS                                  $   2,334,255     $   2,510,968
                                              ==============    ==============

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                           $      23,040     $     24,468
   Accrued expenses                                 145,018          170,590
   Deferred revenue                                 365,069          350,349
                                              --------------    --------------
           Total current liabilities                533,127          545,407

 DEFERRED REVENUE                                   297,298          343,246

 ACCRUED EXPENSES                                    13,200           17,244

 DEFERRED TAX LIABILITY, NET                         32,750           25,572
                                              --------------    --------------
           Total liabilities                        876,375          931,469
                                              --------------    --------------
 SHAREHOLDERS' EQUITY:
   Common stock                                       3,522            3,779
   Additional paid-in capital                       720,946          763,420
   Retained earnings                                723,610          805,781
   Accumulated other comprehensive income             9,802            6,519
                                              --------------    --------------
           Total shareholders' equity             1,457,880        1,579,499
                                              --------------    --------------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $   2,334,255     $  2,510,968
                                              ==============    ==============
See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                                    -------------------------------    -------------------------------
                                                        2006              2005             2006              2005
                                                    --------------    -------------    --------------    -------------
REVENUES:
  Software license fees                             $      56,709     $     63,589     $     124,174     $    131,611
  Maintenance fees                                        115,132          110,901           225,449          218,275
  Professional services fees                              116,666          118,156           235,202          240,088
                                                    --------------    -------------    --------------    -------------
       Total revenues                                     288,507          292,646           584,825          589,974
                                                    --------------    -------------    --------------    -------------
OPERATING EXPENSES:
  Cost of software license fees                             7,010            5,552            13,595           11,239
  Cost of professional services                           103,645          104,944           211,260          211,189
  Technology development and support                       39,539           34,400            76,779           70,053
  Sales and marketing                                      67,711           68,198           133,479          140,235
  Administrative and general                               45,156           51,299            91,384           99,528
                                                    --------------    -------------    --------------    -------------

       Total operating expenses                           263,061          264,393           526,497          532,244
                                                    --------------    -------------    --------------    -------------
INCOME FROM OPERATIONS                                     25,446           28,253            58,328           57,730

OTHER INCOME, NET                                          10,613            7,852            21,494           14,585
                                                    --------------    -------------    --------------    -------------
INCOME BEFORE INCOME TAXES                                 36,059           36,105            79,822           72,315

INCOME TAX PROVISION                                       11,250           11,915            25,692           23,502
                                                    --------------    -------------    --------------    -------------
NET INCOME                                          $      24,809     $     24,190     $      54,130     $     48,813
                                                    ==============    =============    ==============    =============

Basic earnings per share                            $        0.07     $       0.06     $        0.15     $       0.13
                                                    ==============    =============    ==============    =============
Diluted earnings per share                          $        0.07     $       0.06     $        0.15     $       0.13
                                                    ==============    =============    ==============    =============

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                               SIX MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                        --------------------------------
                                                                             2006              2005
                                                                        --------------    --------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

   Net income                                                           $      54,130     $       48,813
   Adjustments to reconcile net income to net cash provided
       by operations:
       Depreciation and amortization                                           26,900             25,394
       Acquisition tax benefits                                                 2,585              3,502
       Stock option compensation                                                4,862
       Deferred income taxes                                                    6,405             11,033
       Other                                                                     (329)             8,910
       Net change in assets and liabilities, net of effects from
         acquisitions:
         Accounts receivable                                                   64,142             70,402
         Prepaid expenses and other current assets                             (4,315)            (1,592)
         Other assets                                                             (99)              (506)
         Accounts payable and accrued expenses                                (33,107)           (33,706)
         Deferred revenue                                                     (44,772)           (33,160)
         Income taxes                                                          (3,982)           (10,809)
                                                                        --------------    --------------
              Net cash provided by operating activities                        72,420             88,281
                                                                        --------------    --------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of:
       Businesses, net of cash acquired                                       (20,484)           (30,917)
       Property and equipment                                                 (10,485)            (6,321)
       Capitalized software                                                    (9,475)           (10,732)
   Proceeds from sale of property                                               3,298
   Investments:
       Proceeds                                                               272,305            209,798
       Purchases                                                             (266,248)          (173,676)
                                                                        --------------    --------------
              Net cash used in investing activities                           (31,089)           (11,848)
                                                                        --------------    --------------
CASH FLOWS USED IN FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options                                  1,218             8,678
   Contribution to stock purchase plans                                         2,577             4,447
   Repurchase of common stock                                                (190,104)          (31,354)
                                                                        --------------    --------------
              Net cash used in financing activities                          (186,309)          (18,229)
                                                                        --------------    --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         3,011             (4,988)
                                                                        --------------    --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (141,967)            53,216

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              612,062            497,687
                                                                        --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $     470,095     $      550,903
                                                                        ==============    ==============

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at September 30, 2006, final amounts may differ from these estimates.

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

Software license fees -- The Company's software license agreements provide its customers with a right to use its software perpetually (perpetual licenses) or during a defined term (term licenses). Perpetual license fee revenue is recognized using the residual method, under which the fair value, based on vendor specific objective evidence ("VSOE") of all undelivered elements of the agreement (e.g., maintenance and professional services) is deferred. VSOE is based on rates charged for maintenance and professional services when sold separately. The remaining portion of the fee, net of discretionary discounts (the residual), is recognized as license fee revenue upon delivery of the products, provided that no significant obligations remain and collection of the related receivable is deemed probable. For term licenses and for agreements in which the fair value of the undelivered elements cannot be determined using VSOE, the Company recognizes the license fee revenue on a ratable basis over the term of the license agreement or when all elements have been delivered, depending on the nature of the undelivered elements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)


The Company offers flexibility to customers purchasing licenses for its products and related maintenance. Terms of these transactions range from standard perpetual license sales that include one year of maintenance to large multi-year (generally two to five years), multi-product contracts. The Company allows deferred payment terms on multi-year contracts, with installments collectible over the term of the contract. Based on the Company's successful collection history for deferred payments, the license fee portion of the receivable is discounted to its net present value and recognized as discussed above. The discount is recognized as interest income over the term of the receivable.

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

Professional services fees -- Professional services fees are generally based on hourly or daily rates; therefore, revenues from professional services are recognized in the period the services are performed, provided that collection of the related receivable is deemed probable. However, for development services rendered under fixed-price contracts, revenue is recognized using the percentage of completion method. Certain professional services contracts include a project and on-going operations for the project. Revenue associated with these contracts is recognized over the service period as the customer derives value from the services, consistent with the proportional performance method.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

Stock-Based Compensation -- Effective April 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first six months of fiscal 2007 includes compensation expense for all stock-based compensation awards ("awards") granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock-based compensation expense for all awards granted after April 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of five years. In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). See Note 5 to the condensed consolidated financial statements for a further discussion on stock-based compensation including the impact on net income during the period.

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

Recently Issued Accounting Pronouncements -- In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is currently considering the impact this Interpretation will have on the Company's financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit)

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)

assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstances. This Interpretation is effective for fiscal years beginning after November 15, 2007. Management is currently considering the impact this Interpretation will have on the Company's financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"), codified as SAB Topic 1.N, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements." SAB 108 describes the approach that should be used to quantify the materiality of a misstatement and provides guidance for correcting prior year errors. The Company early adopted SAB 108 in the second quarter of 2007 and accordingly, follows SAB 108 requirements when quantifying financial statement misstatements. The adoption of SAB 108 did not result in corrections of the Company's financial statements.


NOTE 2 - ACQUISITION

In April 2006, the Company acquired SteelTrace Limited, a privately held provider of requirements management products that align application delivery to business needs through a structured, visual approach to the management of enterprise application requirements, for approximately $20.7 million in cash. The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, "Business Combinations" and, accordingly, the assets and liabilities acquired have been recorded at preliminary fair value as of the acquisition date. The purchase price exceeded the fair value of the acquired assets and liabilities by $14.2 million and was recorded to goodwill. Intangible assets subject to amortization totaled $6.5 million of which $4.7 million and $1.5 million related to purchased software and customer relationships with a useful life of five and three years, respectively. The remaining intangible assets subject to amortization have a useful life of one year.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE 3 - COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share data were computed as follows (in thousands, except for per share data):

                                                                 Three Months Ended             Six Months Ended
                                                                    September 30,                 September 30,
                                                              --------------------------    --------------------------
                                                                 2006           2005           2006           2005
                                                              ------------   -----------    ------------   -----------
BASIC EARNINGS PER SHARE:
Numerator: Net income                                            $ 24,809      $ 24,190        $ 54,130      $ 48,813
                                                              ------------   -----------    ------------   -----------
Denominator:
     Weighted-average common shares outstanding                   363,834       387,327         370,261       387,775
                                                              ------------   -----------    ------------   -----------
Basic earnings per share                                         $   0.07      $   0.06        $   0.15      $   0.13
                                                              ============   ===========    ============   ===========

DILUTED EARNINGS PER SHARE:
Numerator: Net income                                            $ 24,809      $ 24,190        $ 54,130      $ 48,813
                                                              ------------   -----------    ------------   -----------
Denominator:
     Weighted-average common shares outstanding                   363,834       387,327         370,261       387,775
     Dilutive effect of stock options                                 713         3,837             704         2,183
                                                              ------------   -----------    ------------   -----------
     Total shares                                                 364,547       391,164         370,965       389,958
                                                              ------------   -----------    ------------   -----------
Diluted earnings per share                                       $   0.07      $   0.06        $   0.15      $   0.13
                                                              ============   ===========    ============   ===========

During the three and six months ended September 30, 2006, stock options to purchase a total of approximately 51,221,000 and 51,332,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive. During the three and six months ended September 30, 2005, stock options and a warrant to purchase a total of approximately 40,095,000 and 49,091,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.


NOTE 4 - COMPREHENSIVE INCOME

Other comprehensive income includes unrealized gains and losses on marketable securities and foreign currency translation gains and losses that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows (in thousands):

                                                         Three Months Ended                   Six Months Ended
                                                            September 30,                      September 30,
                                                   --------------------------------    -------------------------------
                                                       2006              2005              2006             2005
                                                   --------------    --------------    --------------   --------------
Net income                                              $ 24,809          $ 24,190          $ 54,130         $ 48,813
Unrealized gain (loss) on marketable
      securities, net of tax                                  13              (227)               71             (227)
Foreign currency translation
      adjustment, net of tax                                (819)              746             3,212           (1,470)
                                                   --------------    --------------    --------------   --------------
Total comprehensive income                              $ 24,003          $ 24,709          $ 57,413         $ 47,116
                                                   ==============    ==============    ==============   ==============

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)


NOTE 5 -- STOCK BENEFIT PLANS AND STOCK-BASED COMPENSATION

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)

The following is a summary of the status of fixed stock option grants under Compuware's stock-based compensation plans as of September 30, 2006 and changes during the six months ended September 30, 2006 (intrinsic values and shares in thousands):

                                                                                Six Months Ended
                                                                               September 30, 2006
                                                          ------------------------------------------------------------
                                                                                            Weighted
                                                                             Weighted        Average
                                                                             Average        Remaining      Aggregate
                                                          Number of          Exercise      Contractual     Intrinsic
                                                           Options            Price           Term         Value (1)
                                                          -----------    --------------    ------------    -----------
Options outstanding as of April 1, 2006                       55,710           $ 11.66
     Granted                                                   2,116              7.37
     Exercised                                                  (238)             4.50                        $   722
     Forfeited                                                  (533)             6.61
     Cancelled/expired                                        (1,979)            10.97
                                                          -----------    --------------
Options outstanding as of September 30, 2006                  55,076           $ 11.60
                                                          ===========    ==============

Options vested and expected to vest, net of
     estimated forfeitures, as of September 30, 2006          53,437           $ 11.73            3.66        $ 8,914

Options exercisable as of September 30, 2006                  46,376           $ 12.43            2.99        $ 3,954

     (1) For options exercised during the six months ended September 30, 2006, the aggregate intrinsic value represents the difference between the Company's closing stock price on the date the option was exercised and the exercise price, multiplied by the number of options exercised. For options vested and expected to vest, net of estimated forfeitures and options exercisable as of September 30, 2006, the aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the second quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had the vested options been exercised on September 30, 2006. This amount changes based upon changes in the fair market value of the Company's stock.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock option awards. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, and risk free interest rates. The volatility is based on historical volatility of the Company's common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on the "short-cut" method as described in SAB 107. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our awards. The dividend yield assumption is based on the Company's history and expectation regarding dividend payouts.

As of September 30, 2006, $20.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options is expected to be recognized over a weighted-average period of approximately 2.07 years.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)

For the six months ended September 30, 2006, the weighted average fair value of stock options granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:


                                                                                   Six Months Ended
                                                                                  September 30, 2006
                                                                                  ------------------
Expected volatility                                                                          68.88%
Risk-free interest rate                                                                       4.83%
Expected lives at date of grant (in years)                                                     6.9
Weighted average fair value of the options granted                                          $ 5.04

For the three and six months ended September 30, 2006 stock-based compensation expense was allocated as follows (in thousands):

                                                          Three Months Ended               Six Months Ended
                                                          September 30, 2006              September 30, 2006
                                                        ------------------------       ------------------------
Stock-based compensation classified as:

        Cost of software license fees                               $     1                        $     1
        Cost of professional services                                   368                            787
        Technology development and support                              236                            487
        Sales and marketing                                             792                          2,170
        Administrative and general                                      668                          1,417
                                                             ---------------                ---------------

Total stock-based compensation expense
    before income taxes                                               2,065                          4,862

Income tax benefit                                                     (644)                        (1,567)
                                                             ---------------                ---------------

Total stock-based compensation expense
    after income taxes                                              $ 1,421                        $ 3,295
                                                             ===============                ===============

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for the three and six months ended September 30, 2005 consistent with the method prescribed by SFAS No. 123(R), the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except earnings per share data):


                                                             Three Months Ended         Six Months Ended
                                                             September 30, 2005        September 30, 2005
                                                             ------------------        ------------------
Net income:
  As reported                                                         $ 24,190                  $ 48,813
  Compensation cost, net of tax                                         (2,564)                   (5,056)
                                                                      --------                  --------
  Pro forma                                                           $ 21,626                  $ 43,757
                                                                      ========                  ========


Earnings per share:
  As reported:
     Basic earnings per share                                         $   0.06                  $   0.13
     Diluted earnings per share                                           0.06                      0.13
  Pro forma:
     Basic earnings per share                                             0.06                      0.11
     Diluted earnings per share                                           0.06                      0.11


For the six months ended September 30, 2005, the weighted average fair value of stock options granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:


                                                                                           Six Months Ended
                                                                                          September 30, 2005
                                                                                          ------------------

Expected volatility                                                                                  74.23%
Risk-free interest rate                                                                               3.62%
Expected lives at date of grant (in years)                                                             5.0
Weighted average fair value of the options granted                                                  $ 4.31

Dividend yields were not a factor as the Company has never issued cash dividends and does not anticipate issuing cash dividends in the future.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE 6 -- GOODWILL AND INTANGIBLE ASSETS

The components of the Company's intangible assets were as follows (in thousands):

                                                                          September 30, 2006
                                                     -----------------------------------------------------------
                                                     Gross Carrying           Accumulated           Net Carrying
                                                         Amount               Amortization             Amount
                                                     -------------           -------------         -------------
Unamortized intangible assets:
   Trademarks (1)                                    $       5,853                                 $       5,853
                                                     =============           =============         =============

Amortized intangible assets:
   Capitalized software (2)                          $     310,491           $    (245,041)             $ 65,450
   Customer relationship agreements (3)                     10,771                  (4,196)                6,575
   Non-compete agreements (3)                                2,281                  (1,665)                  616
   Other (4)                                                 6,758                  (5,548)                1,210
                                                     -------------           -------------         -------------
Total amortized intangible assets                    $     330,301           $    (256,450)        $      73,851
                                                     =============           =============         =============


                                                                            March 31, 2006
                                                     -----------------------------------------------------------
                                                     Gross Carrying           Accumulated           Net Carrying
                                                         Amount               Amortization             Amount
                                                     -------------           -------------         -------------
Unamortized intangible assets:
   Trademarks (1)                                    $       5,853                                 $      5,853
                                                     =============           =============         =============

Amortized intangible assets:
   Capitalized software (2)                          $     295,996           $    (234,078)        $     61,918
   Customer relationship agreements (3)                      9,235                  (2,935)               6,300
   Non-compete agreements (3)                                2,057                  (1,164)                 893
   Other (4)                                                 6,381                  (5,091)               1,290
                                                     -------------           -------------         -------------
Total amortized intangible assets                    $     313,669           $    (243,268)        $     70,401
                                                     =============           =============         =============

(1) Certain trademarks were acquired as part of the Covisint, LLC ("Covisint") and Changepoint Corporation ("Changepoint") acquisitions in fiscal 2004 and 2005. These trademarks are deemed to have an indefinite life and therefore are not amortized.

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

(4) Other amortized intangible assets include trademarks associated with product acquisitions and are being amortized over periods up to ten years.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)

Changes in the carrying amounts of goodwill are summarized as follows (in thousands):

Goodwill                                                                Products         Services           Total
--------                                                             -------------    --------------    -------------

     Balance at March 31, 2006, net                                     $ 178,910         $ 141,172         $ 320,082

       Acquisition                                                         14,175                              14,175
       Adjustments to previously recorded purchase price                        2                                   2
       Effect of foreign currency translation                                 (57)              392               335
                                                                      -------------    --------------    -------------

     Balance at June 30, 2006, net                                      $ 193,030         $ 141,564         $ 334,594

       Adjustments to previously recorded purchase price                        3                                   3
       Effect of foreign currency translation                                   2                40                42
                                                                      -------------    --------------    -------------

     Balance at September 30, 2006, net                                 $ 193,035         $ 141,604         $ 334,639
                                                                      =============    ==============    =============


NOTE 7 -- PROPERTY AND EQUIPMENT

During fiscal 2005, the Company implemented a plan to market and sell the former headquarters building located in Farmington Hills, Michigan. The building was classified in current assets as held for sale with a carrying value of $13.0 million at March 31, 2006. This building was sold during the second quarter of fiscal 2007 for $13.4 million. A portion of the proceeds ($12.2 million) was with an escrow agent and is included in other current assets as of September 30, 2006. The balance with the escrow agent is excluded from the cash flow statement as of September 30, 2006 and was collected in October 2006.

During fiscal 2006, the Company implemented a plan to market and sell the former distribution center located in West Bloomfield, Michigan. The building was classified in current assets as held for sale with a carrying value of $1.8 million at March 31, 2006. This building was sold during the first quarter of fiscal 2007 for approximately $2.0 million.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)


NOTE 8 - SEGMENTS

The Company operates in two business segments in the technology industry: products and professional services. The Company provides software products and professional services to IT organizations that help IT professionals efficiently develop, implement and support the applications that run their businesses.

Financial information for the Company's business segments is as follows (in thousands):

                                                         Three Months Ended             Six Months Ended
                                                             September 30,                September 30,
                                                       ------------------------      ------------------------
                                                         2006           2005           2006           2005
                                                       ---------      ---------      ---------      ---------
Revenues:
     Products:
        Mainframe                                      $ 113,941      $ 122,232      $ 233,686      $ 245,607
        Distributed systems                               57,900         52,258        115,937        104,279
                                                       ---------      ---------      ---------      ---------
           Total product revenue                         171,841        174,490        349,623        349,886
     Professional services                               116,666        118,156        235,202        240,088
                                                       ---------      ---------      ---------      ---------
Total revenues                                         $ 288,507      $ 292,646      $ 584,825      $ 589,974
                                                       =========      =========      =========      =========

Operating expenses:
     Products                                          $ 114,260      $ 108,150      $ 223,853      $ 221,527
     Professional services                               103,645        104,944        211,260        211,189
     Corporate expenses                                   45,156         51,299         91,384         99,528
                                                       ---------      ---------      ---------      ---------
Total operating expenses                               $ 263,061      $ 264,393      $ 526,497      $ 532,244
                                                       =========      =========      =========      =========

Income (loss) from operations before other income:
     Products                                          $  57,581      $  66,340      $ 125,770      $ 128,359
     Professional services                                13,021         13,212         23,942         28,899
     Corporate expenses                                  (45,156)       (51,299)       (91,384)       (99,528)
                                                       ---------      ---------      ---------      ---------
Income from operations
  before other income                                     25,446         28,253         58,328         57,730
     Other income, net                                    10,613          7,852         21,494         14,585
                                                       ---------      ---------      ---------      ---------
Income before income taxes                             $  36,059      $  36,105      $  79,822      $  72,315
                                                       =========      =========      =========      =========

Financial information regarding geographic operations is presented in the table below (in thousands):

                                          Three Months Ended           Six Months Ended
                                             September 30,               September 30,
                                        -----------------------     -----------------------
                                           2006         2005          2006          2005
                                        ---------     ---------     ---------     ---------
Revenues:
     United States                      $ 192,641     $ 196,826     $ 395,281     $ 396,305
     Europe and Africa                     69,507        72,693       136,972       148,177
     Other international operations        26,359        23,127        52,572        45,492
                                        ---------     ---------     ---------     ---------
Total revenues                          $ 288,507     $ 292,646     $ 584,825     $ 589,974
                                        =========     =========     =========     =========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)


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

The following table summarizes the restructuring accrual as of March 31, 2006, and charges against the accrual during the first six months of fiscal 2007 (in thousands):

                                                       Charges and               Charges and
                                                   adjustments against       adjustments against
                                  Balance at        the accrual during        the accrual during         Balance at
                                   March 31,        the quarter ended         the quarter ended        September 30,
                                      2006            June 30, 2006           September 30, 2006            2006
                                  -------------    ---------------------    -----------------------    ---------------
Facilities costs (primarily
  lease abandonments)                  $ 5,950                    $ 378                    $ 1,943            $ 3,629

During the second quarter of 2007, the Company recorded a reduction of $1.5 million in the restructuring accrual related to subleases of abandoned lease space in excess of what was originally anticipated. These adjustments were included in administrative and general expense.


NOTE 10 - DEBT

The Company has no long term debt.

The Company holds a $100 million revolving credit facility. On July 27, 2006, the Company amended the credit agreement extending the maturity to July 26, 2007. The amended credit agreement eliminated the liquidity and net worth covenants and no longer restricts merger and acquisition activity when the Company is the continuing or surviving entity. Interest is payable at 1% over the Eurodollar rate or at the prime rate (8.25% at September 30, 2006), at the Company's option. No borrowings have occurred or are planned under this facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Compuware Corporation
Detroit, Michigan


We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company"), as of September 30, 2006, and the related condensed consolidated statements of operations for the three and six-month periods ended September 30, 2006 and 2005 and cash flows for the six-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

Detroit, Michigan
November 3, 2006

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

         -        Maintenance revenue could decline.

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

         - Our articles of incorporation, bylaws and rights agreement as well as certain provisions of Michigan law have anti-takeover effects that may deter hostile takeovers or delay or prevent changes in control or management, including transactions in which the stockholders of Compuware might otherwise receive a premium for their shares over the current market prices.


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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following occurred during the second quarter of 2007:

         - Announced authorization by the Board of Directors to repurchase an additional $300 million of common stock.

         - Repurchased approximately 21.7 million shares of our common stock at an average price of $7.23 per share.

         - Achieved a 10.8% increase in distributed product revenue compared to the second quarter of 2006. The increase was a reflection of our continued focus on promoting our distributed products and an expanding maintenance base for those products.

         - Incurred a 6.8% decrease in mainframe product revenue compared to the second quarter of 2006 primarily related to a decline in license revenue.

         - Experienced a decrease in products contribution margin to 33.5% in the second quarter of 2007 from 38.0% in the second quarter of 2006 primarily due to a decrease in mainframe license revenue and an increase in technology development and support costs.

         - Released 4 mainframe and 11 distributed product updates designed to increase the productivity of the IT departments of our customers.

         - Maintained the professional services contribution margin at 11.2% in the second quarter of 2007 consistent with the second quarter of 2006.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                                  Percentage of                          Percentage of
                                                  Total Revenues                         Total Revenues
                                             -------------------------              -------------------------
                                                Three Months Ended                      Six Months Ended
                                                  September 30,         Period-          September 30,         Period-
                                             ------------------------- to-Period    ------------------------- to-Period
                                               2006         2005        Change        2006         2005        Change
                                             ----------    --------    ---------    ----------    --------    --------
REVENUE:
     Software license fees                        19.7%       21.7%      (10.8)%         21.2%       22.3%      (5.7)%
     Maintenance fees                             39.9        37.9          3.8          38.6        37.0        3.3
     Professional services fees                   40.4        40.4        (1.3)          40.2        40.7       (2.0)
                                             ----------    --------                 ----------    --------
        Total revenues                           100.0       100.0        (1.4)         100.0       100.0       (0.9)
                                             ----------    --------                 ----------    --------

OPERATING EXPENSES:
     Cost of software license fees                 2.4         1.9         26.3           2.3         1.9       21.0
     Cost of professional services                35.9        35.9        (1.2)          36.1        35.8        0.0
     Technology development and support           13.7        11.8         14.9          13.1        11.9        9.6
     Sales and marketing                          23.5        23.3        (0.7)          22.8        23.7       (4.8)
     Administrative and general                   15.7        17.5       (12.0)          15.7        16.9       (8.2)
                                             ----------    --------                 ----------    --------
        Total operating expenses                  91.2        90.4        (0.5)          90.0        90.2       (1.1)
                                             ----------    --------                 ----------    --------
Income from operations                             8.8         9.6        (9.9)          10.0         9.8        1.0
Other income                                       3.7         2.7         35.2           3.7         2.5       47.4
                                             ----------    --------                 ----------    --------
Income before income taxes                        12.5        12.3        (0.1)          13.7        12.3       10.4
     Income tax provision                          3.9         4.0        (5.6)           4.4         4.0        9.3
                                             ----------    --------                 ----------    --------
Net income                                        8.6%        8.3%         2.6%          9.3%        8.3%       10.9%
                                             ==========    ========                 ==========    ========


SOFTWARE PRODUCTS

REVENUE

Our products are designed to enhance the effectiveness of key disciplines throughout the IT organization from application development and delivery to service management and IT portfolio management supporting all major enterprise computing platforms. Product revenue, which consists of software license fees and maintenance fees, comprised 59.6% of total revenue during the second quarter of each of 2007 and 2006, and 59.8% and 59.3% of total revenue during the first six months of 2007 and 2006, respectively.

Distributed software product revenue increased $5.6 million or 10.8% during the second quarter of 2007 to $57.9 million from $52.3 million during the second quarter of 2006 and increased $11.6 million or 11.2% during the first six months of 2007 to $115.9 million from $104.3 million during the first six months of 2006. The increases were primarily due to license revenue growth related to our Vantage product line resulting from increased customer demand for performance-related software and the enhancement of Vantage to include agentless monitoring through software acquired in the fiscal 2006 acquisition of Adlex, Incorporated.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Mainframe software product revenue decreased $8.3 million or 6.8% during the second quarter of 2007 to $113.9 million from $122.2 million during the second quarter of 2006 and decreased $11.9 million or 4.9% during the first six months of 2007 to $233.7 million from $245.6 million during the first six months of 2006. The declines were primarily a result of lower license revenue due to decreased demand for software on additional computing capacity in our European operations.

License revenue decreased $6.9 million or 10.8% during the second quarter of 2007 to $56.7 million from $63.6 million during the second quarter of 2006 and decreased $7.4 million or 5.7% during the first six months of 2007 to $124.2 million from $131.6 million during the first six months of 2006. The declines were due to the reduction of $9.6 million and $14.1 million, respectively, in mainframe license revenue, offset by increases in distributed license revenue.

Maintenance fees increased $4.2 million or 3.8% to $115.1 million during the second quarter of 2007 from $110.9 million during the second quarter of 2006 and increased $7.1 million or 3.3% during the first six months of 2007 to $225.4 million from $218.3 million during the first six months of 2006. The increases were primarily due to an increase in distributed maintenance revenue related to our Vantage and QACenter product lines.

Product revenue by geographic location is presented in the table below (in thousands):

                                                  Three Months Ended                       Six Months Ended
                                                    September 30,                            September 30,
                                         -------------------------------------    ------------------------------------
                                               2006                2005                2006                2005
                                         -----------------    ----------------    ----------------    ----------------
United States                            $         94,315     $        95,420     $       194,748     $       190,284
Europe and Africa                                  53,270              57,644             105,935             116,924
Other international operations                     24,256              21,426              48,940              42,678
                                         -----------------    ----------------    ----------------    ----------------
Total product revenue                    $         171,841    $       174,490     $       349,623     $       349,886
                                         =================    ================    ================    ================



PRODUCT CONTRIBUTION AND EXPENSES

Financial information for the products segment is as follows (in thousands):

                                                  Three Months Ended                       Six Months Ended
                                                     September 30,                           September 30,
                                          ------------------------------------    ------------------------------------
                                               2006                2005                2006                2005
                                          ----------------    ----------------    ----------------    ----------------
Revenue                                         $ 171,841           $ 174,490           $ 349,623           $ 349,886
Expenses                                          114,260             108,150             223,853             221,527
                                          ----------------    ----------------    ----------------    ----------------
Product contribution                            $  57,581           $  66,340           $ 125,770           $ 128,359
                                          ================    ================    ================    ================


The product segment generated contribution margins of 33.5% and 38.0% during the second quarter of 2007 and 2006, respectively, and 36.0% and 36.7% during the first six months of 2007 and 2006, respectively. Product expenses include cost of software license fees, technology development and support costs and sales and marketing expenses. These expenses are discussed below.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers including associated hardware costs and the cost of author royalties. For the second quarter of 2007, cost of software license fees increased $1.4 million or 26.3% to $7.0 million from $5.6 million in the second quarter of 2006 and for the first six months of 2007 increased $2.4 million or 21.0% to $13.6 million from $11.2 million in the first six months of 2006. The increases in cost of software license fees were primarily due to an increase in amortization of capitalized software and an increase in hardware costs resulting from increased demand in our Vantage product line. As a percentage of software license fees, cost of software license fees were 12.4% and 8.7% in the second quarter of 2007 and 2006, respectively, and 10.9% and 8.5% in the first six months of 2007 and 2006, respectively.

Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Also included here are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support technology initiatives. As a percentage of product revenue, costs of technology development and support were 23.0% and 19.7% in the second quarter of 2007 and 2006, respectively, and 22.0% and 20.0% during the first six months of 2007 and 2006, respectively.

Capitalization of internally developed software products begins when technological feasibility of the product is established. Total technology development and support costs incurred internally and capitalized in the second quarter and first six months of 2007 and 2006 were as follows (in thousands):

                                                                   Three Months Ended            Six Months Ended
                                                                      September 30,                September 30,
                                                                -------------------------    -------------------------
                                                                   2006          2005           2006          2005
                                                                 ----------   -----------    -----------    ----------
Technology development and support costs incurred                 $ 43,534      $ 39,658       $ 86,256      $ 80,157
Capitalized technology development and support costs               (3,995)       (5,258)        (9,477)      (10,104)
                                                                 ----------   -----------    -----------    ----------
Technology development and support costs reported                 $ 39,539      $ 34,400       $ 76,779      $ 70,053
                                                                 ==========   ===========    ===========    ==========

Before the capitalization of internally developed software products, total technology development and support expenditures for the second quarter of 2007 increased $3.8 million or 9.8% to $43.5 million from $39.7 million in the second quarter of 2006 and for the first six months of 2007 increased $6.1 million or 7.6% to $86.3 million from $80.2 million in the first six months of 2006. The increases in expense were primarily due to higher compensation and benefit costs resulting from increased employee headcount, primarily programming personnel, in order to meet new product initiatives.

Sales and marketing costs consist primarily of personnel related costs associated with product sales and sales support and marketing for all our offerings. For the second quarter of 2007, sales and marketing costs decreased $500,000 or 0.7% to $67.7 million from $68.2 million in the second quarter of 2006 and for the first six months of 2007 decreased $6.7 million or 4.8% to $133.5 million from $140.2 million in the first six months of 2006. The change in sales and marketing costs for the first six months of 2007 was primarily attributable to lower compensation, benefit and commission costs of approximately $9.2 million resulting from severance expense being incurred during the first quarter of 2006 in our European operations that was not incurred during 2007 and lower commission costs in 2007 due to the decline in

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

mainframe license revenue offset by a $2.2 million increase in stock option expense related to the adoption of SFAS 123(R) effective April 1, 2006.

As a percentage of product revenue, sales and marketing costs were 39.4% and 39.1% in the second quarter of 2007 and 2006, respectively, and 38.2% and 40.1% in the first six months of 2007 and 2006, respectively.


PROFESSIONAL SERVICES

REVENUE

We offer a broad range of IT services to help businesses make the most of their IT assets. Some of these services include outsourcing and co-sourcing, application management, product solutions, project management, enterprise resource planning and customer relationship management services. Revenue from professional services decreased $1.5 million or 1.3% during the second quarter of 2007 to $116.7 million compared to $118.2 million in the second quarter of 2006, and decreased $4.9 million or 2.0% during the first six months of 2007 to $235.2 million from $240.1 million during the first six months of 2006. The decreases in revenue were primarily due to cost cutting initiatives adopted by certain domestic customers within the automotive sector reducing the spending on certain IT programs and, to a lesser extent, to delays in obtaining certain state government contracts.

Professional services revenue by geographic location is presented in the table below (in thousands):

                                                        Three Months Ended                   Six Months Ended
                                                          September 30,                        September 30,
                                                 ---------------------------------    --------------------------------
                                                      2006              2005              2006              2005
                                                 ---------------    --------------    --------------    --------------
United States                                    $       98,326     $     101,406     $     200,533     $     206,021
Europe and Africa                                        16,237            15,049            31,037            31,253
Other international operations                            2,103             1,701             3,632             2,814
                                                 ---------------    --------------    --------------    --------------
Total professional services revenue              $      116,666     $     118,156     $     235,202     $     240,088
                                                 ===============    ==============    ==============    ==============

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


PROFESSIONAL SERVICES CONTRIBUTION AND EXPENSES

Financial information for the professional services segment is as follows (in thousands):


                                                      Three Months Ended                     Six Months Ended
                                                        September 30,                         September 30,
                                              -----------------------------------    ---------------------------------
                                                   2006                2005               2006              2005
                                              ----------------    ---------------    ---------------    --------------
Revenue                                       $       116,666     $      118,156     $      235,202     $     240,088
Expenses                                              103,645            104,944            211,260           211,189
                                              ----------------    ---------------    ---------------    --------------
Professional services contribution            $        13,021     $       13,212     $       23,942     $      28,899
                                              ================    ===============    ===============    ==============

The professional services segment generated a contribution margin of 11.2% during the second quarter of each of 2007 and 2006, and 10.2% and 12.0% during the first six months of 2007 and 2006, respectively.

Cost of professional services consists primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Cost of professional services decreased $1.3 million or 1.2% during the second quarter of 2007 to $103.6 million compared to $104.9 million in the second quarter of 2006 and remained consistent during the first six months of 2007 compared to the first six months of 2006. The change in cost of professional services for the second quarter of 2007 was due to a decrease in compensation costs resulting from reductions in hourly employee headcount.


CORPORATE AND OTHER EXPENSES

Administrative and general expenses primarily consist of costs associated with the corporate executive, finance, human resources, administrative, legal, communications and investor relations departments. In addition, administrative and general expenses include all facility-related costs, such as rent, building depreciation, maintenance, utilities, etc., associated with worldwide sales, professional services and software development offices. Administrative and general expenses decreased $6.1 million or 12.0% during the second quarter of 2007 to $45.2 million from $51.3 million during the second quarter of 2006, and decreased $8.1 million or 8.2% during the first six months of 2007 to $91.4 million from $99.5 million in the first six months of 2006. The decreases in cost were primarily attributable to an impairment charge of $4.0 million related to our former headquarters building in Farmington Hills, Michigan and litigation settlement charges of $4.2 million that were recorded during the second quarter of 2006. The decrease during the first six months of 2007 was further impacted by an impairment charge of $3.9 million in the first quarter of 2006 related to a purchased software application that management no longer intended to use and a $1.6 million decline in legal expenses as IBM litigation costs were still being incurred during the first six months of 2006. The decreases in costs were partially offset by approximately $2.0 million in foreign currency losses related to inter-company balances with our wholly owned subsidiaries, $1.4 million increase in charitable contribution expense and a $1.4 million increase in stock option expense related to the adoption of SFAS 123(R) effective April 1, 2006.

Other income, net ("other income") consists primarily of interest income realized from investments, interest earnings on deferred customer receivables and income/losses generated from our investments in partially owned companies. Other income increased $2.7 million or

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


35.2% during the second quarter of 2007 to $10.6 million compared to $7.9 million in the second quarter of 2006 and increased $6.9 million or 47.4% during the first six months of 2007 to $21.5 million from $14.6 million during the first six months of 2006. The increases were primarily attributable to an increase in investment interest income due to higher interest rates earned on investments during the respective periods of 2007 compared to 2006.

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax provision was $11.3 million in the second quarter of 2007 and $25.7 million for the first six months of 2007, which represents an effective tax rate of 31.2% and 32.2%, respectively. This compares to an income tax provision of $11.9 million in the second quarter of 2006 and $23.5 million for the first six months of 2006, which represents an effective tax rate of 33% and 32.5%, respectively.


RESTRUCTURING ACCRUAL

In the fourth quarter of 2002, we adopted a restructuring plan to reorganize our operating divisions, primarily the professional services segment. These changes were designed to increase profitability by better aligning cost structures with current market conditions. See Note 9 to the Condensed Consolidated Financial Statements for changes in the restructuring accrual for the first six months of 2007.


MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at September 30, 2006. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2006 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2006.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, cash and cash equivalents and investments totaled approximately $761.6 million. During the first six months of 2007 and 2006, cash flow from operations was $72.4 million and $88.3 million, respectively. The decrease was due to a decline in cash received from customers offset by an increase in interest income received. During the first six months of 2007 and 2006, capital expenditures including property and equipment and capitalized research and software development totaled $20.0 million and $17.1 million, respectively.

We hold a $100 million revolving credit facility that now matures on July 26, 2007. See Note 10 to the Condensed Consolidated Financial Statements for a description of the terms of the facility, including recent amendments to the terms of the facility. No borrowings have occurred under this facility since inception.

During fiscal 2005, we implemented a plan to market and sell the former headquarters building located in Farmington Hills, Michigan. This building was sold during the second quarter of fiscal 2007 for $13.4 million of which $1.2 million was received during the quarter and the remaining $12.2 million was received in October 2006.


During fiscal 2006, we implemented a plan to market and sell the former distribution center located in West Bloomfield, Michigan. This building was sold during the first quarter of 2007 for approximately $2.0 million.

On April 13, 2006, we announced that the Board of Directors authorized the repurchase of up to $125 million of our common stock and on August 22, 2006, we announced that the Board of Directors authorized the repurchase of up to an additional $300 million of our common stock. Our purchases of stock may occur on the open market, through negotiated or block transactions based upon market and business conditions. During the first six months of 2007, we repurchased approximately 26.3 million shares of our common stock under this program at an average price of $7.23 per share and a total cost of $190.1 million. Approximately $234.9 million remains for future purchases.

In April 2006, we acquired SteelTrace Limited, a privately held provider of requirements management products that align application delivery to business needs through a structured, visual approach to the management of enterprise application requirements, for approximately $20.7 million in cash. The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, "Business Combinations" and, accordingly, the assets and liabilities acquired have been recorded at preliminary fair value as of the acquisition date.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstances. This Interpretation is effective for fiscal years beginning after November 15, 2007. Management is currently considering the impact this Interpretation will have on the financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides guidance on the consideration of the effects of prior year misstatements when quantifying misstatements in current year financial statements. This Interpretation is effective for fiscal years ending after November 15, 2006.


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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. There have been no material changes to our foreign exchange risk management strategy or our investment standards subsequent to March 31, 2006, therefore the market risks remain substantially unchanged since we filed the Annual Report on Form 10-K for the fiscal year ended March 31, 2006.


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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, the repurchases of common stock for the quarter ended September 30, 2006:

                                                                                                        Approximate
                                                                                   Total number of     dollar value
                                                                                 shares repurchased   of shares that
                                                                                     as part of         may yet be
                                               Total number of   Average price   publicly announced      purchased
                                                   shares           paid per      repurchase plans    under the plan
                 Period                        repurchased (a)     share (a)       or program (a)     or program (a)
------------------------------------------    ------------------ --------------- -------------------- ----------------
As of June 30, 2006                                                                     4,533,547        $ 92,161,000

July 1, 2006 - July 31, 2006                       1,148,937          $ 6.89            5,682,484          84,245,000

August 1, 2006 - August 31, 2006                  14,809,488            7.05           20,491,972         279,829,000

September 1, 2006 - September 30, 2006             5,788,600            7.76           26,280,572         234,896,000
                                              ---------------

Total                                             21,747,025          $ 7.23
                                              ===============

     (a) On April 13, 2006, we announced that the Board of Directors has authorized the repurchase of $125 million of the Company's common stock. The entire amount authorized under this plan was repurchased as of September 30, 2006. On August 22, 2006, we announced that the Board of Directors authorized the repurchase of up to an additional $300 million of the Company's common stock. Our purchases of stock may occur on the open market or in negotiated or block transactions based upon market and business conditions. Unless terminated earlier by resolution of our Board of Directors, the share repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on August 22, 2006 at the Company's headquarters. The first matter voted upon at the meeting was the election of directors. Each of the nominees was elected to hold office for one year until the 2007 Annual Meeting of Shareholders or until their successors are elected and qualified. The results of the voting at the meeting are as follows:


Nominee for Director                             Total Votes For                        Total Votes Withheld
---------------------------                      ---------------                        --------------------
Dennis W. Archer                                     312,822,108                               14,258,887
Gurminder S. Bedi                                    320,163,842                                6,917,153
William O. Grabe                                     318,030,700                                9,050,295
William R. Halling                                   318,870,879                                8,210,116
Peter Karmanos, Jr.                                  317,702,878                                9,378,117
Faye Alexander Nelson                                320,103,783                                6,977,212
Glenda D. Price                                      318,445,750                                8,635,245
W. James Prowse                                      291,821,425                               35,259,570
G. Scott Romney                                      312,495,783                               14,585,212

The second matter voted upon was the ratification of the appointment of Deloitte & Touche LLP, our independent registered public accounting firm, to audit our consolidated financial statements for the fiscal year ending March 31, 2007. Total votes for -- 317,054,522, against -- 9,637,385 and abstained -- 389,088.

The third matter voted upon was the ratification of the Rights Agreement, dated as of October 25, 2000, as amended, between Compuware Corporation and Equiserve Trust Company, N.A. (now known as Computershare Trust Company, N.A.) Total votes for - 246,700,751, against - 31,423,720, abstained - 866,628 and broker non-vote
- 48,089,896.

The total number of the Company's common shares issued and outstanding and entitled to be voted at the Annual Meeting was 373,662,618 shares. The total number of shares voted at the Annual Meeting was 327,080,995 or 87.5% of the shares outstanding and eligible to vote.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS


               Exhibit
               Number      Description of Document
               ------      -----------------------
                4.8        Amended and Restated Credit Agreement Dated May 2, 2003 as of July 27, 2006 (1)

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

(1) Incorporated by reference to the registrant's June 30, 2006 Form 10-Q.

(2) Filed herewith.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COMPUWARE CORPORATION


Date: November 3, 2006                       By:  /s/ Peter Karmanos, Jr.
      --------------------                        -----------------------
                                             Peter Karmanos, Jr.
                                             Chief Executive Officer
                                             (duly authorized officer)

Date: November 3, 2006                       By:  /s/ Laura L. Fournier
      ----------------------                     ----------------------
                                             Laura L. Fournier
                                             Senior Vice President
                                             Chief Financial Officer
                                             Treasurer

                                 Exhibit Index
                                 -------------

               Exhibit
               Number      Description of Document
               ------      -----------------------
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