Form 10-Q
period 2006-12-31
COMPUWARE CORP
filed 2007-02-07
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
   Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

As of January 31, 2007, there were outstanding 324,242,394 shares of Common Stock, par value $.01, of the registrant.


                               Page 1 of 35 pages

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         December 31, 2006 and March 31, 2006                                  3

         Condensed Consolidated Statements of Operations
         for the three and nine months ended December 31, 2006 and 2005        4

         Condensed Consolidated Statements of Cash Flows
         for the nine months ended December 31, 2006 and 2005                  5

         Notes to Condensed Consolidated Financial
         Statements                                                            6

         Report of Independent Registered Public Accounting Firm              19

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           31

Item 4.  Controls and Procedures                                              31

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          32

Item 6.  Exhibits                                                             33

SIGNATURES                                                                    34

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                               DECEMBER 31,    MARCH 31,
                                                   2006          2006
                                               ------------   ----------
                                                (UNAUDITED)
                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                    $  284,051    $  612,062
   Investments                                     222,397       265,131
   Accounts receivable, net                        421,935       418,745
   Deferred tax asset, net                          32,038        32,015
   Income taxes refundable, net                     75,942        77,956
   Prepaid expenses and other current assets        27,589        24,455
   Building - held for sale                                       14,816
                                                ----------    ----------
      Total current assets                       1,063,952     1,445,180
                                                ----------    ----------

INVESTMENTS                                         83,460        32,149
                                                ----------    ----------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                   388,891       395,653
                                                ----------    ----------

CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION                                     66,599        61,918
                                                ----------    ----------

OTHER:
   Accounts receivable                             190,217       206,964
   Deferred tax asset, net                          15,579        13,983
   Goodwill                                        334,769       320,082
   Other                                            34,853        35,039
                                                ----------    ----------
      Total other assets                           575,418       576,068
                                                ----------    ----------

TOTAL ASSETS                                    $2,178,320    $2,510,968
                                                ==========    ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                             $   26,841    $   24,468
   Accrued expenses                                166,123       170,590
   Deferred revenue                                331,601       350,349
                                                ----------    ----------
      Total current liabilities                    524,565       545,407

DEFERRED REVENUE                                   308,300       343,246

ACCRUED EXPENSES                                    12,168        17,244

DEFERRED TAX LIABILITY, NET                         36,806        25,572
                                                ----------    ----------
      Total liabilities                            881,839       931,469
                                                ----------    ----------

SHAREHOLDERS' EQUITY:
   Common stock                                      3,282         3,779
   Additional paid-in capital                      683,755       763,420
   Retained earnings                               597,872       805,781
   Accumulated other comprehensive income           11,572         6,519
                                                ----------    ----------
           Total shareholders' equity            1,296,481     1,579,499
                                                ----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $2,178,320    $2,510,968
                                                ==========    ==========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                            DECEMBER 31,          DECEMBER 31,
                                        -------------------   ------------------
                                          2006       2005       2006       2005
                                        --------   --------   --------   --------
REVENUES:
   Software license fees                $ 86,013   $ 83,253   $210,187    214,864
   Maintenance fees                      114,432    107,647    339,881    325,922
   Professional services fees            114,703    115,005    349,905    355,093
                                        --------   --------   --------   --------

      Total revenues                     315,148    305,905    899,973    895,879
                                        --------   --------   --------   --------

OPERATING EXPENSES:
   Cost of software license fees           7,529      5,791     21,124     17,030
   Cost of maintenance fees               10,157     10,249     30,079     30,703
   Cost of professional services         102,189    101,894    313,449    313,083
   Technology development and support     27,047     24,361     83,904     73,960
   Sales and marketing                    73,346     73,547    206,825    213,782
   Administrative and general             52,139     43,029    143,523    142,557
                                        --------   --------   --------   --------

      Total operating expenses           272,407    258,871    798,904    791,115
                                        --------   --------   --------   --------

INCOME FROM OPERATIONS                    42,741     47,034    101,069    104,764

OTHER INCOME, NET                          9,012      9,234     30,506     23,819
                                        --------   --------   --------   --------

INCOME BEFORE INCOME TAXES                51,753     56,268    131,575    128,583

INCOME TAX PROVISION                      15,267     18,568     40,959     42,070
                                        --------   --------   --------   --------

NET INCOME                              $ 36,486   $ 37,700   $ 90,616   $ 86,513
                                        ========   ========   ========   ========

Basic earnings per share                $   0.11   $   0.10   $   0.25       0.22
                                        ========   ========   ========   ========

Diluted earnings per share              $   0.11   $   0.10   $   0.25       0.22
                                        ========   ========   ========   ========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                   DECEMBER 31,
                                                              ---------------------
                                                                 2006        2005
                                                              ---------   ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                 $  90,616   $  86,513
   Adjustments to reconcile net income to net cash provided
      by operations:
      Depreciation and amortization                              40,547      37,869
      Acquisition tax benefits                                    3,860       5,254
      Stock option compensation                                   7,211
      Deferred income taxes                                       9,864      23,016
      Other                                                        (183)      9,848
      Net change in assets and liabilities, net of effects
         from acquisitions:
         Accounts receivable                                     36,782      51,226
         Prepaid expenses and other current assets               (2,689)      1,570
         Other assets                                              (166)       (964)
         Accounts payable and accrued expenses                  (18,155)    (20,195)
         Deferred revenue                                       (76,125)    (70,026)
         Income taxes                                             1,704      (9,827)
                                                              ---------   ---------
            Net cash provided by operating activities            93,266     114,284
                                                              ---------   ---------

 CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of:
      Businesses, net of cash acquired                          (20,484)    (30,917)
      Property and equipment                                    (15,317)    (11,101)
      Capitalized software                                      (16,003)    (14,266)
   Proceeds from sale of property                                15,466
   Investments:
      Proceeds                                                  368,120     312,169
      Purchases                                                (376,387)   (264,042)
                                                              ---------   ---------
            Net cash used in investing activities               (44,605)     (8,157)
                                                              ---------   ---------

 CASH FLOWS USED IN FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options                   11,899      10,513
   Contribution to stock purchase plans                           3,688       6,527
   Repurchase of common stock                                  (398,741)    (77,459)
                                                              ---------   ---------
            Net cash used in financing activities              (383,154)    (60,419)
                                                              ---------   ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           6,482      (6,491)
                                                              ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (328,011)     39,217

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                612,062     497,687
                                                              ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 284,051   $ 536,904
                                                              =========   =========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2006, final amounts may differ from these estimates.

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

The Company disclosed cost of maintenance fees as a separate line in the income statement during the third quarter of fiscal 2007. As a result, the fiscal 2006 financial statements have been reclassified to conform to the fiscal 2007 presentation. This reclassification does not affect net income and is immaterial to the financial statements overall.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2006
                                   (UNAUDITED)

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

Professional services fees - Professional services fees are generally based on hourly or daily rates; therefore, revenues from professional services are recognized in the period the services are performed provided that collection of the related receivable is deemed probable. However, for development services rendered under fixed-price contracts, revenue is recognized using the percentage of completion method. Certain professional services contracts include a project and on-going operations for the project. Revenue associated with these contracts is recognized over the service period as the customer derives value from the services, consistent with the proportional performance method.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2006
                                   (UNAUDITED)

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

Stock-Based Compensation - Effective April 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first nine months of fiscal 2007 includes compensation expense for all stock-based compensation awards ("awards") granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock-based compensation expense for all awards granted after April 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of five years. In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). See Note 5 to the condensed consolidated financial statements for a further discussion on stock-based compensation including the impact on net income during the period.

Prior to the adoption of SFAS 123(R), the Company measured compensation expense for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Awards were granted at current market prices at the date of grant. Therefore, no compensation cost was recognized for the Company's fixed stock option plans or its stock purchase plans. The Company applied the disclosure provisions of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", as if the fair-value-based method had been applied in measuring compensation expense.

Recently Issued Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is currently considering the impact this Interpretation will have on the Company's financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit)

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2006
                                   (UNAUDITED)

assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstances. This Statement is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact this Statement will have on the Company's financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"), codified as SAB Topic 1.N, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements." SAB 108 describes the approach that should be used to quantify the materiality of a misstatement and provides guidance for correcting prior year errors. The Company adopted SAB 108 in the second quarter of 2007. The adoption of SAB 108 did not result in any adjustments to the Company's financial statements.

NOTE 2 - ACQUISITION

In April 2006, the Company acquired SteelTrace Limited, a privately held provider of requirements management products that align application delivery to business needs through a structured, visual approach to the management of enterprise application requirements, for approximately $20.7 million in cash. The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, "Business Combinations" and, accordingly, the assets and liabilities acquired have been recorded at preliminary fair value as of the acquisition date. The purchase price exceeded the fair value of the acquired assets and liabilities by $14.2 million, which was recorded to goodwill. Intangible assets subject to amortization totaled $6.5 million of which $4.7 million and $1.5 million related to purchased software and customer relationships with a useful life of five and three years, respectively. The remaining intangible assets subject to amortization have a useful life of one year.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2006
                                   (UNAUDITED)

NOTE 3 - COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share data were computed as follows (in thousands, except for per share data):

                                                 Three Months Ended    Nine Months Ended
                                                    December 31,          December 31,
                                                -------------------   -------------------
                                                  2006       2005       2006       2005
                                                --------   --------   --------   --------
BASIC EARNINGS PER SHARE:
Numerator: Net income                           $ 36,486   $ 37,700   $ 90,616   $ 86,513
                                                --------   --------   --------   --------
Denominator:
   Weighted-average common shares outstanding    342,078    385,081    360,833    386,874
                                                --------   --------   --------   --------
Basic earnings per share                        $   0.11   $   0.10   $   0.25   $   0.22
                                                ========   ========   ========   ========

DILUTED EARNINGS PER SHARE:
Numerator: Net income                           $ 36,486   $ 37,700   $ 90,616   $ 86,513
                                                --------   --------   --------   --------
Denominator:
   Weighted-average common shares outstanding    342,078    385,081    360,833    386,874
   Dilutive effect of stock options                1,021      3,194        510      2,405
                                                --------   --------   --------   --------
   Total shares                                  343,099    388,275    361,343    389,279
                                                --------   --------   --------   --------
Diluted earnings per share                      $   0.11   $   0.10   $   0.25   $   0.22
                                                ========   ========   ========   ========

During the three and nine months ended December 31, 2006, stock options to purchase a total of approximately 36,019,000 and 44,215,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive. During the three and nine months ended December 31, 2005, stock options to purchase a total of approximately 38,860,000 and 39,143,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

NOTE 4 - COMPREHENSIVE INCOME

Other comprehensive income includes unrealized gains and losses on marketable securities and foreign currency translation gains and losses that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows (in thousands):

                                       Three Months Ended   Nine Months Ended
                                          December 31,         December 31,
                                       ------------------   -----------------
                                         2006      2005       2006      2005
                                       -------   -------    -------   -------
Net income                             $36,486   $37,700    $90,616   $86,513
Unrealized gain (loss) on marketable
   securities, net of tax                             31         71      (196)
Foreign currency translation
   adjustment, net of tax                1,770      (850)     4,982    (2,320)
                                       -------   -------    -------   -------
Total comprehensive income             $38,256   $36,881    $95,669   $83,997
                                       =======   =======    =======   =======

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2006
                                   (UNAUDITED)

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2006
                                   (UNAUDITED)

The following is a summary of the status of fixed stock option grants under Compuware's stock-based compensation plans as of December 31, 2006 and changes during the nine months ended December 31, 2006 (intrinsic values and shares in thousands):

                                                          Nine Months Ended December 31, 2006
                                                    ----------------------------------------------
                                                                             Weighted
                                                                Weighted     Average
                                                                 Average    Remaining    Aggregate
                                                    Number of   Exercise   Contractual   Intrinsic
                                                     Options      Price        Term      Value (1)
                                                    ---------   --------   -----------   ---------
Options outstanding as of April 1, 2006              55,710      $11.66
   Granted                                            2,130        7.37
   Exercised                                         (1,604)       7.14                   $ 1,952
   Forfeited                                           (650)       6.68
   Cancelled/expired                                 (2,351)      12.18
                                                     ------      ------
Options outstanding as of December 31, 2006          53,235      $11.66
                                                     ======      ======

Options vested and expected to vest, net of
   estimated forfeitures, as of December 31, 2006    51,488      $11.81        3.43       $16,399

Options exercisable as of December 31, 2006          44,647      $12.52        2.78       $ 8,087

(1) For options exercised during the nine months ended December 31, 2006, the aggregate intrinsic value represents the difference between the Company's closing common stock price on the date the option was exercised and the exercise price, multiplied by the number of options exercised. For options vested and expected to vest, net of estimated forfeitures and options exercisable as of December 31, 2006, the aggregate intrinsic value represents the difference between the Company's closing common stock price on the last trading day of the third quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had the vested options been exercised on December 31, 2006. This amount changes based upon changes in the fair market value of the Company's common stock.

SFAS 123(R) requires the use of a valuation model to calculate the fair value of stock option awards. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. The volatility is based on historical volatility of the Company's common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on the "short-cut" method as described in SAB 107. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our awards. The dividend yield assumption is based on the Company's history and expectation regarding dividend payouts.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2006
                                   (UNAUDITED)

For the nine months ended December 31, 2006, the weighted average fair value of stock options granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

                                                     Nine Months Ended
                                                     December 31, 2006
                                                     -----------------
Expected volatility                                        68.87%
Risk-free interest rate                                     4.82%
Expected lives at date of grant (in years)                   6.9
Weighted average fair value of the options granted        $ 5.04

For the three and nine months ended December 31, 2006 stock-based compensation expense was allocated as follows (in thousands):

                                          Three Months Ended   Nine Months Ended
                                           December 31, 2006   December 31, 2006
                                          ------------------   -----------------
Stock-based compensation classified as:
   Cost of software license fees                $    1              $     2
   Cost of maintenance fees                         80                  206
   Cost of professional services                   415                1,202
   Technology development and support              213                  574
   Sales and marketing                             866                3,036
   Administrative and general                      774                2,191
                                                ------              -------
Total stock-based compensation expense
   before income taxes                           2,349                7,211
Income tax benefit                                (799)              (2,452)
                                                ------              -------
Total stock-based compensation expense
   after income taxes                           $1,550              $ 4,759
                                                ======              =======

Effect on basic earnings per share              $ 0.00              $ (0.01)
Effect on diluted earnings per share              0.00                (0.01)

As of December 31, 2006, $17.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options is expected to be recognized over a weighted-average period of approximately 2.84 years.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, no stock based compensation expense had been recognized in the results of operations for stock-based awards because the exercise price of the stock options granted equaled the fair market value of the underlying stock at the date of grant. By electing the modified prospective transition method allowed under SFAS 123(R), the Company's Consolidated Statements of Operations prior to April 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2006
                                   (UNAUDITED)

If compensation cost for the Company's stock-based compensation plans had been recorded based on the fair value at the grant dates for the three and nine months ended December 31, 2005 consistent with the method prescribed by SFAS 123(R), the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except earnings per share data):

                                   Three Months Ended   Nine Months Ended
                                    December 31, 2005   December 31, 2005
                                   ------------------   -----------------
Net income:
   As reported                          $37,700              $86,513
   Compensation cost, net of tax         (2,451)              (7,479)
                                        -------              -------
   Pro forma                            $35,249              $79,034
                                        =======              =======

Earnings per share:
   As reported:
      Basic earnings per share          $  0.10              $  0.22
      Diluted earnings per share           0.10                 0.22
   Pro forma:
      Basic earnings per share             0.09                 0.20
      Diluted earnings per share           0.09                 0.20

For the nine months ended December 31, 2005, the weighted average fair value of stock options granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

                                                     Nine Months Ended
                                                     December 31, 2005
                                                     -----------------
Expected volatility                                        74.22%
Risk-free interest rate                                     3.63%
Expected lives at date of grant (in years)                   5.0
Weighted average fair value of the options granted        $ 4.31

Dividend yields have never been a factor in determining fair value of stock options granted as the Company has never issued cash dividends and does not anticipate issuing cash dividends in the future.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2006
                                   (UNAUDITED)

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

The components of the Company's intangible assets were as follows (in thousands):

                                                        December 31, 2006
                                          --------------------------------------------
                                          Gross Carrying    Accumulated   Net Carrying
                                              Amount       Amortization      Amount
                                          --------------   ------------   ------------
Unamortized intangible assets:
   Trademarks (1)                            $  5,853                        $ 5,853
                                             ========                        =======

Amortized intangible assets:
   Capitalized software (2)                  $317,230       $(250,631)       $66,599
   Customer relationship agreements (3)        10,794          (4,812)         5,982
   Non-compete agreements (3)                   2,287          (1,910)           377
   Other (4)                                    6,730          (5,708)         1,022
                                             --------       ---------        -------
Total amortized intangible assets            $337,041       $(263,061)       $73,980
                                             ========       =========        =======

                                                         March 31, 2006
                                          --------------------------------------------
                                          Gross Carrying    Accumulated   Net Carrying
                                              Amount       Amortization      Amount
                                          --------------   ------------   ------------
Unamortized intangible assets:
   Trademarks (1)                            $  5,853                        $ 5,853
                                             ========                        =======
Amortized intangible assets:
   Capitalized software (2)                  $295,996       $(234,078)       $61,918
   Customer relationship agreements (3)         9,235          (2,935)         6,300
   Non-compete agreements (3)                   2,057          (1,164)           893
   Other (4)                                    6,381          (5,091)         1,290
                                             --------       ---------        -------
Total amortized intangible assets            $313,669       $(243,268)       $70,401
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

(3) Customer relationship agreements and non-compete agreements were recorded as part of recent acquisitions. The customer relationship agreements are being amortized over periods up to five years. The non-compete agreements are being amortized over periods up to three years.

(4) Other amortized intangible assets include trademarks associated with product acquisitions and are being amortized over periods up to ten years.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2006
                                   (UNAUDITED)

Changes in the carrying amounts of goodwill are summarized as follows (in thousands):

Goodwill                                                  Products   Services     Total
                                                          --------   --------   --------
   Balance at March 31, 2006, net                         $178,910   $141,172   $320,082
      Acquisition                                           14,175                14,175
      Adjustments to previously recorded purchase price         79                    79
      Effect of foreign currency translation                    (6)       439        433
                                                          --------   --------   --------
   Balance at December 31, 2006, net                       193,158    141,611    334,769
                                                          ========   ========   ========

NOTE 7 - PROPERTY AND EQUIPMENT

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2006
                                   (UNAUDITED)

NOTE 8 - SEGMENTS

The Company operates in two business segments in the technology industry: products and professional services. The Company provides software products and professional services to IT organizations that help IT professionals efficiently develop, implement and support the applications that run their businesses.

Financial information for the Company's business segments is as follows (in thousands):

                                  Three Months Ended     Nine Months Ended
                                     December 31,           December 31,
                                 -------------------   ---------------------
                                   2006       2005        2006        2005
                                 --------   --------   ---------   ---------
Revenues:
   Products:
      Mainframe                  $132,194   $129,775   $ 365,881   $ 375,380
      Distributed systems          68,251     61,125     184,187     165,406
                                 --------   --------   ---------   ---------
         Total product revenue    200,445    190,900     550,068     540,786
   Professional services          114,703    115,005     349,905     355,093
                                 --------   --------   ---------   ---------
Total revenues                   $315,148   $305,905   $ 899,973   $ 895,879
                                 ========   ========   =========   =========

Operating expenses:
   Products                      $118,079   $113,948   $ 341,932   $ 335,475
   Professional services          102,189    101,894     313,449     313,083
   Corporate expenses              52,139     43,029     143,523     142,557
                                 --------   --------   ---------   ---------
Total operating expenses         $272,407   $258,871   $ 798,904   $ 791,115
                                 ========   ========   =========   =========

Income (loss) from operations
   before other income:
   Products                      $ 82,366   $ 76,952   $ 208,136   $ 205,311
   Professional services           12,514     13,111      36,456      42,010
   Corporate expenses             (52,139)   (43,029)   (143,523)   (142,557)
                                 --------   --------   ---------   ---------
Income from operations
   before other income             42,741     47,034     101,069     104,764
   Other income, net                9,012      9,234      30,506      23,819
                                 --------   --------   ---------   ---------
Income before income taxes       $ 51,753   $ 56,268   $ 131,575   $ 128,583
                                 ========   ========   =========   =========

Financial information regarding geographic operations is presented in the table below (in thousands):

                                     Three Months Ended    Nine Months Ended
                                        December 31,          December 31,
                                    -------------------   -------------------
                                      2006       2005       2006       2005
                                    --------   --------   --------   --------
Revenues:
   United States                    $203,470   $203,183   $598,748   $599,493
   Europe and Africa                  80,975     76,672    217,948    224,842
   Other international operations     30,703     26,050     83,277     71,544
                                    --------   --------   --------   --------
Total revenues                      $315,148   $305,905   $899,973   $895,879
                                    ========   ========   ========   ========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2006
                                   (UNAUDITED)

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

The following table summarizes the restructuring accrual as of March 31, 2006, and charges against the accrual during the first nine months of fiscal 2007 (in thousands):

                                                Charges and           Charges and
                                            adjustments against   adjustments against
                              Balance at    the accrual during     the accrual during    Balance at
                               March 31,   the six months ended    the quarter ended    December 31,
                                 2006       September 30, 2006     December 31, 2006        2006
                              ----------   --------------------   -------------------   ------------
Facilities costs (primarily
   lease abandonments)          $5,950            $2,321                  $428             $3,201

During the second quarter of 2007, the Company recorded a reduction of $1.5 million in the restructuring accrual related to subleases of abandoned lease space in excess of what was originally anticipated. These adjustments were included in administrative and general expense.

NOTE 10 - DEBT

The Company has no long term debt.

The Company holds a $100 million revolving credit facility. On July 27, 2006, the Company amended the credit agreement extending the maturity to July 26, 2007. The amended credit agreement eliminated the liquidity and net worth covenants and no longer restricts merger and acquisition activity when the Company is the continuing or surviving entity. Interest is payable at 1% over the Eurodollar rate or at the prime rate (8.25% at December 31, 2006), at the Company's option. No borrowings have occurred under this facility.

NOTE 11 - SUBSEQUENT EVENTS

In January 2007, the Company acquired Proxima Technology Group, Inc. ("Proxima") for approximately $37.0 million in cash. Proxima is a privately held provider of the Centauri product that will complement our Vantage product line by giving customers the ability to manage service delivery from a business perspective. The acquisition will be accounted for as a purchase and, accordingly, assets and liabilities acquired will be recorded at fair value as of the acquisition date.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Compuware Corporation
Detroit, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company"), as of December 31, 2006, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended December 31, 2006 and 2005 and cash flows for the nine-month periods ended December 31, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP

Detroit, Michigan
February 7, 2007

                     COMPUWARE CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This discussion contains certain forward-looking statements within the meaning of the federal securities laws which are identified by the use of the words "believes," "expects," "anticipates," "will," "contemplates," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results and could cause actual results to differ materially from the results implied by these or any other forward-looking statements made by us, or on our behalf. A summary of the material risks and uncertainties that we believe affect us are highlighted below and have not materially changed since the end of fiscal 2006 (see Item 1A Risk Factors in our 2006 10-K for a more detailed explanation of each risk). These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial may also impair business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and shareholders could lose all or part of their investment.

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

OVERVIEW

In this section, we discuss our results of operations on a segment basis for each of our financial reporting segments. We operate in two business segments in the technology industry: products and professional services. We evaluate segment performance based primarily on segment contribution before corporate expenses. References to years are to fiscal years ended March 31. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included elsewhere in this report and our annual report on Form 10-K for the fiscal year ended March 31, 2006, particularly "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

The following occurred during the third quarter of 2007:

     - Announced that the Board of Directors adopted a plan to repurchase 34 million shares of its common stock under Rule 10b5-1 of the Securities Exchange Act of 1934 and authorized an additional repurchase of $200 million of its common stock.

     - Repurchased approximately 25.5 million shares of our common stock at an average price of $8.42 per share.

     - Achieved an 11.7% increase in distributed product revenue compared to the third quarter of 2006. The increase was a reflection of our continued focus on promoting our distributed products and an expanding maintenance base for those products.

     - Achieved a 1.9% increase in mainframe product revenue compared to the third quarter of 2006.

     - Achieved an increase in products contribution margin to 41.1% in the third quarter of 2007 from 40.3% in the third quarter of 2006.

     - Released 9 mainframe and 6 distributed product updates designed to increase the productivity of the IT departments of our customers.

     - Experienced a decrease in professional services contribution margin to 10.9% in the third quarter of 2007 from 11.4% in the third quarter of 2006.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                            Percentage of                   Percentage of
                                           Total Revenues                   Total Revenues
                                         ------------------               -----------------
                                         Three Months Ended               Nine Months Ended
                                            December 31,       Period-       December 31,      Period-
                                         ------------------   to-Period   -----------------   to-Period
                                            2006    2005       Change        2006    2005       Change
                                           -----   -----      ---------     -----   -----     ---------
REVENUE:
   Software license fees                    27.3%   27.2%        3.3%        23.3%   24.0%      (2.2)%
   Maintenance fees                         36.3    35.2         6.3         37.8    36.4        4.3
   Professional services fees               36.4    37.6        (0.3)        38.9    39.6       (1.5)
                                           -----   -----                    -----   -----
      Total revenues                       100.0   100.0         3.0        100.0   100.0        0.5
                                           -----   -----                    -----   -----

OPERATING EXPENSES:
   Cost of software license fees             2.4     1.9        30.0          2.4     1.9       24.0
   Cost of maintenance fees                  3.2     3.3        (0.9)         3.3     3.4       (2.0)
   Cost of professional services            32.4    33.3         0.3         34.8    34.9        0.1
   Technology development and support        8.6     8.0        11.0          9.3     8.3       13.4
   Sales and marketing                      23.3    24.0        (0.3)        23.0    23.9       (3.3)
   Administrative and general               16.5    14.1        21.2         16.0    15.9        0.7
                                           -----   -----                    -----   -----
      Total operating expenses              86.4    84.6         5.2         88.8    88.3        1.0
                                           -----   -----                    -----   -----
Income from operations                      13.6    15.4        (9.1)        11.2    11.7       (3.5)
Other income                                 2.8     3.0        (2.4)         3.4     2.7       28.1
                                           -----   -----                    -----   -----
Income before income taxes                  16.4    18.4        (8.0)        14.6    14.4        2.3
   Income tax provision                      4.8     6.1       (17.8)         4.5     4.7       (2.6)
                                           -----   -----                    -----   -----
Net income                                  11.6%   12.3%       (3.2)%       10.1%    9.7%       4.7%
                                           =====   =====                    =====   =====

SOFTWARE PRODUCTS

REVENUE

Our products are designed to enhance the effectiveness of key disciplines throughout the IT organization from application development and delivery to service management and IT portfolio management supporting all major enterprise computing platforms. Product revenue, which consists of software license fees and maintenance fees, comprised 63.6% and 62.4% of total revenue during the third quarter of 2007 and 2006, respectively, and 61.1% and 60.4% of total revenue during the first nine months of 2007 and 2006, respectively.

Distributed software product revenue increased $7.1 million or 11.7% during the third quarter of 2007 to $68.2 million from $61.1 million during the third quarter of 2006 and increased $18.8 million or 11.4% during the first nine months of 2007 to $184.2 million from $165.4 million during the first nine months of 2006. The increases were primarily due to license revenue growth related to our Vantage product line resulting from increased customer demand for performance-related software and the enhancement of Vantage to include agentless monitoring.

Mainframe software product revenue increased $2.4 million or 1.9% during the third quarter of 2007 to $132.2 million from $129.8 million during the third quarter of 2006 and decreased $9.5 million or 2.5% during the first nine months of 2007 to $365.9 million from $375.4 million during the first nine months of 2006. The increase in the third quarter of 2007 was attributed to

                     COMPUWARE CORPORATION AND SUBSIDIARIES

maintenance revenue growth. The decline in the first nine months of 2007 was primarily a result of lower license revenue due to decreased demand for software on additional computing capacity in our European operations.

License revenue increased $2.7 million or 3.3% during the third quarter of 2007 to $86.0 million from $83.3 million during the third quarter of 2006 and decreased $4.7 million or 2.2% during the first nine months of 2007 to $210.2 million from $214.9 million during the first nine months of 2006. Fluctuations in foreign currency caused an increase in license revenue of $2.9 million and $3.7 million, respectively, compared to the third quarter and first nine months of 2006. Excluding the favorable effect of foreign currency fluctuations, license revenue decreased 0.2% during the third quarter of 2007 and 3.9% during the first nine months of 2007. The decline in the first nine months of 2007 was due to a reduction of $14.9 million in mainframe license revenue, partially offset by an increase in distributed license revenue.

Maintenance fees increased $6.8 million or 6.3% to $114.4 million during the third quarter of 2007 from $107.6 million during the third quarter of 2006 and increased $14.0 million or 4.3% during the first nine months of 2007 to $339.9 million from $325.9 million during the first nine months of 2006. Fluctuations in foreign currency caused an increase in maintenance fees of $3.6 million and $6.0 million, respectively, compared to the third quarter and first nine months of 2006. Excluding the favorable effect of foreign currency fluctuations, maintenance fees increased 2.9% during the third quarter of 2007 and 2.5% during the first nine months of 2007. The increases were due to strong growth in our distributed maintenance revenue related to our Vantage, QACenter and IT Governance product lines and continued growth in our mainframe maintenance revenue related to our Abend-Aid and File-Aid product lines.

Product revenue by geographic location is presented in the table below (in thousands):

                                  Three Months Ended    Nine Months Ended
                                     December 31,          December 31,
                                 -------------------   -------------------
                                   2006       2005       2006       2005
                                 --------   --------   --------   --------
United States                    $108,103   $105,158   $302,849   $295,447
Europe and Africa                  63,937     61,418    169,872    178,336
Other international operations     28,405     24,324     77,347     67,003
                                 --------   --------   --------   --------
Total product revenue            $200,445   $190,900   $550,068   $540,786
                                 ========   ========   ========   ========

PRODUCT CONTRIBUTION AND EXPENSES

Financial information for the products segment is as follows (in thousands):

                        Three Months Ended    Nine Months Ended
                           December 31,          December 31,
                       -------------------   -------------------
                         2006       2005       2006       2005
                       --------   --------   --------   --------
Revenue                $200,445   $190,900   $550,068   $540,786
Expenses                118,079    113,948    341,932    335,475
                       --------   --------   --------   --------
Product contribution   $ 82,366   $ 76,952   $208,136   $205,311
                       ========   ========   ========   ========

The product segment generated contribution margins of 41.1% and 40.3% during the third quarter of 2007 and 2006, respectively, and 37.8% and 38.0% during the first nine months of 2007 and 2006, respectively. Product expenses include cost of software license fees, cost of

                     COMPUWARE CORPORATION AND SUBSIDIARIES

maintenance fees, technology development and support costs and sales and marketing expenses. These expenses are discussed below.

Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers including associated hardware costs and the cost of author royalties. For the third quarter of 2007, cost of software license fees increased $1.7 million or 30.0% to $7.5 million from $5.8 million in the third quarter of 2006 and for the first nine months of 2007 increased $4.1 million or 24.0% to $21.1 million from $17.0 million in the first nine months of 2006. The increases in cost of software license fees were primarily due to an increase in amortization of capitalized software and an increase in hardware costs resulting from increased demand in our Vantage product line. As a percentage of software license fees, cost of software license fees were 8.8% and 7.0% for the third quarter of 2007 and 2006, respectively, and 10.1% and 7.9% for the first nine months of 2007 and 2006, respectively.

Cost of maintenance fees consists of the costs allocated to maintenance and product support. Cost of maintenance fees remained consistent during the third quarter of 2007 compared to the third quarter of 2006 and for the first nine months of 2007 decreased $600,000 or 2.0% to $30.1 million from $30.7 million in the first nine months of 2006. As a percentage of maintenance fees, cost of maintenance fees were 8.9% and 9.5% for the third quarter of 2007 and 2006, respectively, and 8.8% and 9.4% for the first nine months of 2007 and 2006, respectively.

Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Also included here are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support technology initiatives. As a percentage of product revenue, costs of technology development and support were 13.5% and 12.8% for the third quarter of 2007 and 2006, respectively, and 15.3% and 13.7% for the first nine months of 2007 and 2006, respectively.

Capitalization of internally developed software products begins when technological feasibility of the product is established. Total technology development and support costs incurred internally and capitalized during the third quarter and first nine months of 2007 and 2006 were as follows (in thousands):

                                                       Three Months Ended    Nine Months Ended
                                                           December 31,         December 31,
                                                       ------------------   -------------------
                                                         2006      2005       2006       2005
                                                       -------   -------    --------   --------
Technology development and support costs incurred      $33,575   $27,895    $ 99,909   $ 87,598
Capitalized technology development and support costs    (6,528)   (3,534)    (16,005)   (13,638)
                                                       -------   -------    --------   --------
Technology development and support costs reported      $27,047   $24,361    $ 83,904   $ 73,960
                                                       =======   =======    ========   ========

Before the capitalization of internally developed software products, total technology development and support expenditures for the third quarter of 2007 increased $5.7 million or 20.4% to $33.6 million from $27.9 million in the third quarter of 2006 and for the first nine months of 2007 increased $12.3 million or 14.1% to $99.9 million from $87.6 million in the first nine months of 2006. The increases in expense were primarily due to higher compensation and benefit costs resulting from increased employee headcount, primarily programming personnel, in order to meet new product initiatives.

Sales and marketing costs consist primarily of personnel related costs associated with product sales and sales support and marketing for all our offerings. For the third quarter of 2007, sales and marketing costs decreased $200,000 or 0.3% to $73.3 million from $73.5 million in the third

                     COMPUWARE CORPORATION AND SUBSIDIARIES

quarter of 2006 and for the first nine months of 2007 decreased $7.0 million or 3.3% to $206.8 million from $213.8 million in the first nine months of 2006. The decrease in sales and marketing costs for the first nine months of 2007 was primarily attributable to lower compensation, benefit, bonus and commission costs resulting from severance expense being incurred during the first quarter of 2006 in our European operations that was not incurred during 2007. The decrease was also the result of lower bonus and commission costs in 2007 due to the decline in mainframe license revenue, partially offset by an increase in stock option expense related to the adoption of SFAS 123(R) effective April 1, 2006.

As a percentage of product revenue, sales and marketing costs were 36.6% and 38.5% for the third quarter of 2007 and 2006, respectively, and 37.6% and 39.5% for the first nine months of 2007 and 2006, respectively.

PROFESSIONAL SERVICES

REVENUE

We offer a broad range of IT services to help businesses make the most of their IT assets. Some of these services include outsourcing and co-sourcing, application services and management, product solutions, project management, enterprise resource planning and customer relationship management services. Revenue from professional services decreased $300,000 or 0.3% during the third quarter of 2007 to $114.7 million compared to $115.0 million in the third quarter of 2006, and decreased $5.2 million or 1.5% during the first nine months of 2007 to $349.9 million from $355.1 million during the first nine months of 2006. The decrease in revenue for the first nine months of 2007 primarily occurred in the United States due to cost cutting initiatives and pricing pressures on staff supplementation services for certain customers within the automotive sector. This reduction was partially offset by growth in application services revenue.

Professional services revenue by geographic location is presented in the table below (in thousands):

                                       Three Months Ended    Nine Months Ended
                                          December 31,          December 31,
                                      -------------------   -------------------
                                        2006       2005       2006       2005
                                      --------   --------   --------   --------
United States                         $ 95,367   $ 98,025   $295,899   $304,046
Europe and Africa                       17,038     15,254     48,076     46,506
Other international operations           2,298      1,726      5,930      4,541
                                      --------   --------   --------   --------
Total professional services revenue   $114,703   $115,005   $349,905   $355,093
                                      ========   ========   ========   ========

                     COMPUWARE CORPORATION AND SUBSIDIARIES

PROFESSIONAL SERVICES CONTRIBUTION AND EXPENSES

Financial information for the professional services segment is as follows (in thousands):

                                      Three Months Ended    Nine Months Ended
                                         December 31,          December 31,
                                     -------------------   -------------------
                                       2006       2005       2006       2005
                                     --------   --------   --------   --------
Revenue                              $114,703   $115,005   $349,905   $355,093
Expenses                              102,189    101,894    313,449    313,083
                                     --------   --------   --------   --------
Professional services contribution   $ 12,514   $ 13,111   $ 36,456   $ 42,010
                                     ========   ========   ========   ========

The professional services segment generated a contribution margin of 10.9% and 11.4% during the third quarter of 2007 and 2006, and 10.4% and 11.8% during the first nine months of 2007 and 2006, respectively. The decreases in contribution margin were primarily due to an increase in subcontract costs within our European operations related to projects that require specialized skill sets.

Cost of professional services consists primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Cost of professional services remained consistent during the third quarter of 2007 compared to the third quarter of 2006 and the first nine months of 2007 compared to the first nine months of 2006.

CORPORATE AND OTHER EXPENSES

Administrative and general expenses primarily consist of costs associated with the corporate executive, finance, human resources, administrative, legal, communications and investor relations departments. In addition, administrative and general expenses include all facility-related costs, such as rent, building depreciation, maintenance, utilities, etc., associated with worldwide sales, professional services and software development offices. Administrative and general expenses increased $9.1 million or 21.2% during the third quarter of 2007 to $52.1 million from $43.0 million during the third quarter of 2006, and increased $900,000 or 0.7% during the first nine months of 2007 to $143.5 million from $142.6 million in the first nine months of 2006. The increase in administrative and general expenses for the third quarter of 2007 primarily related to a $5.0 million donation to a local charity, increases in recruiting fees related to developer and sales force hires and stock option expense related to the adoption of SFAS 123(R) effective April 1, 2006.

The first nine months of 2007 were further affected by the following changes in costs that occurred in the first and second quarters of 2007 as compared to 2006: (1) an impairment charge of $3.9 million recorded in the first quarter of 2006 related to a purchased software application that management no longer intended to use; (2) an impairment charge of $4.0 million related to our former headquarters building in Farmington Hills, Michigan recorded during the second quarter of 2006; and (3) litigation settlement charges of $4.2 million recorded during the second quarter of 2006. In addition, legal expenses declined by $1.6 million as IBM litigation costs were still being incurred during the first half of 2006. These decreases in costs during the first and second quarters of 2007 were offset by foreign currency losses related to inter-company balances with our wholly owned subsidiaries, increases in charitable contribution expense, recruiting fees and charges related to stock option expense during the first six months of 2007.

Other income, net ("other income") consists primarily of interest income realized from investments, interest earnings on deferred customer receivables and income/losses generated

                     COMPUWARE CORPORATION AND SUBSIDIARIES

from our investments in partially owned companies. Other income decreased $200,000 or 2.4% during the third quarter of 2007 to $9.0 million compared to $9.2 million in the third quarter of 2006 and increased $6.7 million or 28.1% during the first nine months of 2007 to $30.5 million from $23.8 million during the first nine months of 2006. The increase in other income for the first nine months of 2007 was primarily attributable to an increase in investment interest income due to higher interest rates earned on investments. If the average investment balances continue to decline as a result of the use of cash and investments for stock repurchases, interest income will decline.

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax provision was $15.3 million in the third quarter of 2007 and $41.0 million for the first nine months of 2007, which represents an effective tax rate of 29.5% and 31.1%, respectively. This compares to an income tax provision of $18.6 million in the third quarter of 2006 and $42.1 million for the first nine months of 2006, which represents an effective tax rate of 33% and 32.7%, respectively. The decrease in the effective tax rate is primarily due to reinstatement of the U.S. Research and Development Tax Credit.

RESTRUCTURING ACCRUAL

In the fourth quarter of 2002, we adopted a restructuring plan to reorganize our operating divisions, primarily the professional services segment. These changes were designed to increase profitability by better aligning cost structures with current market conditions. See Note 9 to the Condensed Consolidated Financial Statements for changes in the restructuring accrual for the first nine months of 2007.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at December 31, 2006. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2006 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2006.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, cash and cash equivalents and investments totaled approximately $589.9 million. During the first nine months of 2007 and 2006, cash flow from operations was $93.3 million and $114.3 million, respectively. The decrease in operating cash flow was primarily due to a decline in cash received from customers. During the first nine months of 2007 and 2006, capital expenditures including property and equipment and capitalized research and software development totaled $31.3 million and $25.4 million, respectively. The increase in capital expenditures was primarily due to an increase in leasehold improvements related to leased facilities and an increase in capitalized software as we continue to invest in enhancing our product lines.

We hold a $100 million revolving credit facility that matures on July 26, 2007. See Note 10 to the Condensed Consolidated Financial Statements for a description of the terms of the facility, including recent amendments to the terms of the facility. No borrowings have occurred under this facility since inception.

During fiscal 2007, the Company sold its former headquarters and distribution center buildings for approximately $15.4 million. These buildings were held for sale at March 31, 2006.

In April 2006, August 2006 and December 2006, the Board of Directors authorized the repurchase of up to $125 million, $300 million and $200 million, respectively, of our common stock. Our purchases of stock may occur on the open market, through negotiated or block transactions based upon market and business conditions. During the first nine months of 2007, we repurchased approximately
49.1 million shares of our common stock under these programs at an average price of $7.78 per share and a total cost of $381.7 million. Approximately $243.3 million remains authorized for future purchases, which will be made only during open window trading periods.

In addition, the Board of Directors adopted a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 in December 2006 to repurchase 34 million shares of our common stock subject to price, volume and timing restraints set forth in the plan through June 30, 2007. The 10b5-1 plan allows us to repurchase common stock at times when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by us has the authority under the terms and limitations specified in the plan to repurchase shares on our behalf in accordance with the terms of the plan. We repurchased approximately 2.7 million shares of our common stock under this plan at an average price of $8.56 per share and a total cost of $23.5 million ($6.4 million of the $23.5 million was settled in January 2007). Approximately 31.3 million shares remain for future purchases.

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

In January 2007, we acquired Proxima Technology Group, Inc. ("Proxima") for approximately $37.0 million in cash. Proxima is a privately held provider of the Centauri product that will complement our Vantage product line by giving customers the ability to manage service delivery from a business perspective. The acquisition will be accounted for as a purchase and, accordingly, assets and liabilities acquired will be recorded at fair value as of the acquisition date.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

We continue to evaluate business acquisition opportunities that fit our strategic plans.

We believe cash flow from operations will be sufficient to meet operating cash needs for the foreseeable future. We are evaluating various borrowing options, which may be used to continue funding stock repurchases.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstances. This Statement is effective for fiscal years beginning after November 15, 2007. Management is currently considering the impact this Statement will have on the financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"), codified as SAB Topic 1.N, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements." SAB 108 describes the approach that should be used to quantify the materiality of a misstatement and provides guidance for correcting prior year errors. We early adopted SAB 108 in the second quarter of 2007 and accordingly, follow SAB 108 requirements when quantifying financial statement misstatements. The adoption of SAB 108 did not result in corrections of our financial statements.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, the repurchases of common stock for the quarter ended December 31, 2006:

                                                                                      Approximate dollar value or
                                                                       Total number     maximum number of shares
                                                                         of shares     that may yet be purchased
                                                                       purchased as   under the plans or programs
                                                                          part of     ---------------------------
                                           Total number     Average      publicly     Discretionary   Rule 10b5-1
                                             of shares    price paid     announced       Plan (a)       Plan (b)
                 Period                      purchased     per share       plans           ($)          (shares)
                 ------                    ------------   ----------   ------------   -------------   -----------
For the month ended October 31, 2006         1,450,000       $7.97       1,450,000     $223,334,000
For the month ended November 30, 2006       14,868,383        8.39      14,868,383       98,524,220
For the month ended December 31, 2006        9,229,879        8.53       9,229,879      243,347,000    31,251,000
For the three months ended Dec. 31, 2006    25,548,262       $8.42      25,548,262     $243,347,000    31,251,000

(a) In August 2006 and December 2006, we announced that the Board of Directors authorized the repurchase of $300 million and $200 million, respectively, of the Company's common stock. Our purchases of stock may occur on the open market or in negotiated or block transactions based upon market and business conditions. Unless terminated earlier by resolution of our Board of Directors, the share repurchase plans will expire when we have repurchased all shares authorized for repurchase thereunder.

(b) In December 2006, the Board of Directors adopted a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to repurchase 34 million shares of our common stock. A broker selected by us has the authority under the terms and limitations specified in the plan to repurchase shares on our behalf in accordance with the terms of the plan. We expect these purchases to continue through June 30, 2007, although the Company may terminate the plan at any time.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit
 Number   Description of Document
-------   -----------------------
2.7       Stock Purchase Agreement by and among Compuware Corporation, Proxima
          Technology Group, Inc., and each of the shareholders of Proxima
          Technology Group, Inc. dated as of January 2, 2007. (1)

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

(1) Incorporated by reference to the registrant's report on Form 8-K dated January 2, 2007.

(2)  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMPUWARE CORPORATION


Date: February 7, 2007                  By: /s/ Peter Karmanos, Jr.
                                            ------------------------------------
                                            Peter Karmanos, Jr.
                                            Chief Executive Officer
                                            (duly authorized officer)


Date: February 7, 2007                  By: /s/ Laura L. Fournier
                                            ------------------------------------
                                            Laura L. Fournier
                                            Senior Vice President
                                            Chief Financial Officer
                                            Treasurer

                                  EXHIBIT INDEX

Exhibit
 Number   Description of Document
-------   -----------------------
15        Independent Registered Public Accounting Firm's Awareness Letter

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32 Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.