Form 10-K
period 2007-03-31
COMPUWARE CORP
filed 2007-05-30
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2007

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

       Registrant's telephone number, including area code: (313) 227-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                      Name of Each Exchange on Which Registered
-------------------                      -----------------------------------------
Common Stock, par value $.01 per share   Nasdaq Stock Market
Preferred Stock Purchase Rights          Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes X No
                                                       ---    ---

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
Large accelerated filer  X  Accelerated filer     Non-accelerated filer
                        ---                   ---                       ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No  X
                                     ---    ---

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2006, the last business day of the registrant's most recently completed second fiscal quarter, was $2,237,756,592, based upon the closing sales price of the common stock on that date of $7.79 as reported on The NASDAQ Global Select Market. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

There were 301,152,638 shares of $.01 par value common stock outstanding as of May 18, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 2007 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated by reference in Part III.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                                    FORM 10-K
                                TABLE OF CONTENTS

Item Number                                                                 Page
-----------                                                                 ----
                                  PART I

1.  Business                                                                  3

1A. Risk Factors                                                             14

1B. Unresolved Staff Comments                                                19

2.  Properties                                                               20

3.  Legal Proceedings                                                        20

4.  Submission of Matters to a Vote of Security Holders                      20

                                 PART II

5.  Market for Registrant's Common Equity, Related Stockholder Matters
    and Issuer Purchases of Equity Securities                                21

6.  Selected Consolidated Financial Data                                     25

7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                    26

7A. Quantitative and Qualitative Disclosure about Market Risk                40

8.  Consolidated Financial Statements and Supplementary Data                 42

9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure                                                     74

9A. Controls and Procedures                                                  74

9B. Other Information                                                        76
                                 PART III

10. Directors, Executive Officers and Corporate Governance                   77

11. Executive Compensation                                                   77

12. Security Ownership of Certain Beneficial Owners and Management and
    Related Stockholder Matters                                              77

13. Certain Relationships and Related Transactions, and Director
    Independence                                                             77

14. Principal Accountant Fees and Services                                   77

                                 PART IV

15. Exhibits and Financial Statement Schedules                               78

                                     PART I

ITEM 1. BUSINESS

We deliver value to businesses worldwide by providing software products and professional services that improve the performance of information technology ("IT") organizations. Originally founded in 1973 as a professional services company, we began to offer mainframe productivity tools for fault diagnosis, file and data management, and application debugging in the late 1970's.

In the 1990's, IT moved toward distributed and web-based platforms. Our solutions portfolio grew in response, and we now market a comprehensive portfolio of IT solutions across the full range of enterprise computing platforms that help:

- Develop and deliver high quality, high performance enterprise business applications in a timely and cost-effective manner.

- Measure, manage and communicate application service in business terms, and maintain consistent, high levels of service delivery.

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

We operate in two reportable business segments in the software and technology services industries: products and professional services (see Note 13 of the Notes to Consolidated Financial Statements, included in Item 8 of this report).

For a discussion of developments in our business during fiscal 2007, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

We were incorporated in Michigan in 1973. Our executive offices are located at One Campus Martius, Detroit, Michigan 48226-5099, and our telephone number is
(313) 227-7300. Our Internet address is www.compuware.com. We make available, free of charge on our web site, copies of reports we file with the Securities and Exchange Commission as soon as reasonably practicable after we electronically file such reports. The information contained on our web site should not be considered part of this report.

The following discussion may contain certain forward-looking statements within the meaning of the federal securities laws. When we use words such as "may," might," "will," "should," "believe," "expect," "anticipate," "estimate," "continue", "predict", "forecast", "projected", "intend" or similar expressions, or make statements regarding our future plans, objectives or expectations, we are making forward-looking statements. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those discussed in Item 1A. Risk Factors and elsewhere in this report, and could cause actual results to differ materially from the results implied by these or any other forward-looking statements made by us, or on our behalf. There can be no assurance that future results will meet expectations. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by applicable law, we do not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

OUR BUSINESS STRATEGY

Our business strategy is to provide a broad range of software and professional services offerings to the largest users of information technology in the world. Our enterprise IT solutions are focused on providing a real return on investment for our clients by increasing the performance of the entire IT organization and enabling IT management to deliver maximum business impact in support of the organization's strategic objectives. We support the most widely used technologies and platforms, including IBM z/Series (mainframe), Java, Microsoft Windows and .NET, UNIX, Linux, Oracle and SAP.

We offer software solutions and professional services in three primary areas of IT value delivery:

- Application delivery, encompassing business requirements management, automated development, quality assurance, performance assurance and delivery management - enabling IT organizations to deliver packaged, outsourced or internally developed applications that meet business needs and production service requirements;

- Service management, in which the delivery of key business services is measured and managed - including the associated applications and infrastructure; and

- IT portfolio management, which enables IT executives to prioritize, measure and manage the entire spectrum of IT investments and activities through portfolio-based decision-making and to communicate the value delivered to the business.

PRODUCTS

The following table sets forth, for the periods indicated, a breakdown of total product revenue (license and maintenance) by product line and the percentage of total revenues for each line (dollars in thousands):

                                                                           PERCENTAGE OF
                                            YEAR ENDED MARCH 31,          TOTAL REVENUES
                                       ------------------------------   ------------------
           PRODUCT REVENUE               2007       2006       2005     2007   2006   2005
           ---------------             --------   --------   --------   ----   ----   ----
Mainframe Products
   Application Delivery
      File-AID                         $157,730   $162,843   $172,438   13.0%  13.5%  14.0%
      Xpediter                           98,949     98,043    108,762    8.2    8.1    8.8
      Hiperstation                       18,002     17,859     23,343    1.5    1.5    1.9
   Service Management
      Abend-AID                         127,538    132,503    138,592   10.5   11.0   11.3
      Strobe                             82,588     91,683     83,608    6.8    7.6    6.8
                                       --------   --------   --------   ----   ----   ----
Total Mainframe Products Revenue        484,807    502,931    526,743   40.0   41.7   42.8
                                       --------   --------   --------   ----   ----   ----
Distributed Products
   Application Delivery
      Optimal and Uniface                50,529     50,663     47,403    4.2    4.2    3.8
      File-Aid/CS, QACenter and CARS     48,627     44,877     42,688    4.0    3.7    3.5
      DevPartner                         26,569     26,324     28,078    2.2    2.2    2.3
   Service Management
      Vantage                           107,993     86,939     70,642    8.9    7.2    5.7
   IT Portfolio Management
      Changepoint                        22,481     18,512     14,945    1.8    1.6    1.2
                                       --------   --------   --------   ----   ----   ----
Total Distributed Products Revenue      256,199    227,315    203,756   21.1   18.9   16.5
                                       --------   --------   --------   ----   ----   ----
   Total Product Revenue               $741,006   $730,246   $730,499   61.1%  60.6%  59.3%
                                       ========   ========   ========   ====   ====   ====

COMPUWARE SOFTWARE PRODUCTS

Our software products enhance the effectiveness of key disciplines throughout the IT organization, from application delivery to service management and IT portfolio management, supporting all major enterprise computing platforms.

APPLICATION DELIVERY--Our Optimal, Uniface, DevPartner, QACenter, Hiperstation, File-AID and Xpediter products and the Compuware Application Reliability Solution ("CARS") help IT organizations to consistently and efficiently develop and deliver reliable, scalable applications that meet business needs and deliver high levels of customer satisfaction.

SERVICE MANAGEMENT-- Our Abend-AID, Strobe and Vantage products are used to manage IT service delivery - providing IT organizations with the ability to measure, manage and communicate service in business terms and enabling delivery of consistently high levels of service through systematic analysis of application and infrastructure performance.

IT PORTFOLIO MANAGEMENT-- Our Changepoint solution provides IT executives with visibility into all aspects of IT activity, supports effective investment decision-making driven by business strategy, enables IT resources to be effectively aligned with business priorities through management of IT supply and demand, provides timely and accurate financial budgeting, tracking and reporting, and enables and enforces organizational best practices through process automation.

MAINFRAME MARKET

The market for mainframe products is well-defined and the drive to extend legacy applications into distributed environments continues to underscore the need for reliable, high-volume mainframe processing.

We intend to remain focused on developing, marketing and supporting high-quality software products, both to support traditional uses of the mainframe and to enable IT organizations to rationalize, modernize and extend their legacy application portfolios. We believe that our longstanding customer relationships and brand equity in this arena will help us continue to improve the benefits our customers receive from our mainframe products. In addition, we continue to pursue product integration opportunities to increase the value that our customers obtain from the use of our products, to enhance the synergy among the functional groups working on key business applications and to make IT processes more streamlined, automated and repeatable.

MAINFRAME SOFTWARE PRODUCTS

Our mainframe products focus on improving the productivity of development, maintenance and support teams in application analysis, testing, defect isolation and removal, fault management, file and data management and application service management in the IBM OS/390 and z/Series environments. We believe that these products will remain among the industry's leading solutions for this platform.

Our mainframe products are functionally rich, focused on customer needs and easy to install, while requiring minimal user training. We strive to ensure a common look and feel across our products and emphasize ease of use in all aspects of product design and functionality. Most products can be used immediately without modification of customer development practices and standards. These products can be quickly integrated into day-to-day testing, debugging and maintenance activities.

Our mainframe products are grouped into two product lines: Application Delivery and Service Management products.

APPLICATION DELIVERY PRODUCTS

File-AID products provide a consistent, familiar and secure method for IT professionals to access, analyze, edit, compare, move and transform data across all strategic environments. File-AID is used to quickly resolve production data problems and manage ongoing changes to data and databases at any stage of the application life cycle, including building test data environments to provide the right data in the shortest time. The File-AID product family can also be used to address data privacy requirements in preproduction test environments.

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

Hiperstation products deliver complete preproduction testing functionality for automating test creation and execution, test results analysis and documentation. Hiperstation also provides application auditing capabilities to address regulatory compliance and other business requirements. The products simulate the on-line systems environment, allowing programmers to test applications under production conditions without requiring actual users at terminals. Their powerful functions and features enhance unit, concurrency, integration, migration, capacity and stress testing. When deployed in production, Hiperstation allows scalable logging of application transactions and provides audit reporting to aid in problem resolution and to support other uses of the captured transaction information such as analysis of security breaches.

SERVICE MANAGEMENT PRODUCTS

Abend-AID products enable IT professionals to quickly diagnose and resolve application and system failures. The products automatically collect program and environmental information, analyze the information and present diagnostic and supporting data in a way that can be easily understood by all levels of IT staff. Automated failure notification helps speed problem resolution and reduce downtime.

Strobe and iStrobe are products that work together to help customers locate and eliminate sources of excessive resource demands during every phase of an application's life cycle. Strobe products measure the activity of z/OS-based online and batch applications, providing reports on where and how time is spent during execution. Strobe products support an extensive array of subsystems, databases and languages. These products can be applied via a systematic program to reduce the consumption of mainframe resources and reduce associated costs and/or make resources available for additional business workloads.

DISTRIBUTED SYSTEMS MARKET

In contrast to the mainframe market, the distributed systems market is characterized by multiple hardware, software and network configurations. Combined with the more recent push to provide enhanced versatility through service-oriented architectures, IT organizations are challenged to combine agility, cost effectiveness and control in developing and delivering reliable, scalable and high quality enterprise applications that meet business needs, despite an exponential increase in environment complexity. We believe our distributed products address these challenges and that we are emerging as a premier provider of application delivery, service management and IT portfolio management solutions to enterprise IT organizations.

DISTRIBUTED SOFTWARE PRODUCTS

Our distributed products focus on maximizing the performance of the entire IT organization, including applications and operations organizations, as well as IT executive leadership. These products provide for an effective application delivery discipline from requirements definition and management, through application development and quality and performance assurance. They support service delivery through comprehensive service management capabilities encompassing business service management, end-user experience monitoring, application analytics and application infrastructure monitoring and management. They also support business-centric IT management through comprehensive IT portfolio management - enabling investment prioritization driven by business strategy, portfolio-driven management decision making, effective visibility and control over IT supply and demand, and value transparency back to line-of-business management.

Our distributed software products are grouped into three product lines:
Application Delivery, Service Management and IT Portfolio Management products.

APPLICATION DELIVERY PRODUCTS

Optimal Trace is our business requirements management product. Optimal Trace enables the effective capture of business intent into a set of structured application requirements which can then be used to drive the rest of the application delivery process.

OptimalJ is our Java automated development product. OptimalJ accelerates application delivery by simplifying Java development, allowing developers of varying experience levels to rapidly produce reliable J2EE business applications. OptimalJ generates complete, working applications directly from a visual model using sophisticated patterns to implement accepted best practices for coding to J2EE specifications.

Uniface is our 4GL automated development and deployment product. With Uniface, developers can develop, integrate, maintain and deploy complex distributed applications. Uniface applications are hardware, operating system, database and user interface independent. This reduces the cost for customers when switching or upgrading to new platforms.

Uniface View is our business integration portal product. As a packaged, web-based application integration platform, Uniface View enables customers to quickly bring together diverse packaged and custom applications in a customizable desktop portal.

Uniface Flow is our business process automation and business process modeling product. Uniface Flow enables business analysts to model business processes and connect business tasks to application components. In addition Uniface Flow provides a business process server enabling customers to deploy their automated business processes.

File-AID/Client Server is a comprehensive test data management product that allows quality assurance teams to more efficiently reuse test cases with different test data enabling repeatable and consistent testing.

QACenter delivers a full spectrum of automated testing products and solutions designed to validate applications running across various distributed environments, isolate and correct problems and ensure that applications will meet performance requirements before they are deployed in production.

The QACenter product family provides the following capabilities:

     Quality Assurance - supporting full life-cycle testing of large-scale distributed applications. QACenter provides the framework for managing the entire testing process, allowing users to track test requirements and associated test cases and scripts, to analyze and manage risk and improve efficiency with test management and analysis that aligns quality assurance with business goals to maximize application quality. It also provides functional test automation that allows organizations to validate business-critical applications including web-based, client/server and packaged applications. It provides a defect management solution that serves as a central repository and communication hub for all development-related activities and test-related activities and data.

     Performance Assurance - providing automated load testing and preproduction performance prediction and monitoring capabilities to identify bottlenecks and to optimize performance for internally developed, outsourced and packaged applications running in distributed environments.

CARS is a comprehensive quality management solution that provides a risk-based testing framework used to ensure testing efforts align with business priorities. It consists of the CARS workbench (our software solution) combined with certified quality assurance expertise (professional services) and Qualitypoint (our risk-based proprietary methodology). This systematic testing approach provides adherence to a consistent quality assurance process, delivers the quality metrics required to make sound go / no go decisions and ensures the most critical of business requirements are met.

The DevPartner Studio family of products provide analysis, automation and metrics to help application delivery teams build reliable, high-performance applications and components for Microsoft.NET. These products provide code, memory and performance analysis, code coverage, security analysis and error simulation. This yields a rich set of quality, performance and security metrics to enable critical business capabilities to be efficiently built into applications during the construction phase, rather than during the testing phase of application delivery.

DevPartner Java Edition pinpoints runtime errors, memory problems and performance bottlenecks and identifies code coverage/stability across all tiers of a Java application environment. DevPartner Java Edition helps developers and testers more efficiently solve the complexity, quality and performance problems associated with Java development.

SERVICE MANAGEMENT PRODUCTS

Our Vantage family of service management products enable IT organizations to deliver outstanding service by measuring and managing service from the perspective of the business. The Vantage solution gathers business-relevant service metrics by monitoring end user response time and availability. These end user service metrics are integrated with deep application and infrastructure analytics, enabling IT organizations to proactively identify, resolve and prevent performance problems. The same end user service metrics are crucial to establishing an overall quality-of-service management environment incorporating a broad spectrum of service metrics from both Compuware and third-party management products through the Vantage business service management capability.

Vantage Service Manager - Provides a sophisticated business service management and service level reporting platform to provide a coherent view of business service -- incorporating end user experience metrics, application infrastructure metrics, and other service metrics across both distributed and mainframe environments and incorporating Vantage capabilities as well as insight available from Abend-AID, Strobe and third party monitoring and service desk solutions.

ClientVantage--Provides a complete measure of end-user experience for all users, all the time, by tracking response times, resource usage, application faults and availability. ClientVantage supports agentless performance monitoring of extremely high-transaction volume web-based and enterprise applications as well as active agent based monitoring which provides consistent service level metrics for key business transactions across defined user populations and service locations.

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

Vantage Analyzer--Directs users straight to the source of application performance problems in both J2EE and .NET environments, using visibility and detailed transaction analysis, without draining production resources.

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

IT PORTFOLIO MANAGEMENT PRODUCTS

Changepoint provides business management capabilities for Chief Information Officers ("CIOs") and IT organizations as well as for the IT professional services organizations that serve them. Accordingly, there are two versions of the Changepoint solution - Changepoint and Changepoint PSA (Professional Services Automation).

Changepoint provides CIOs and IT managers with critical insight into IT project and non-project activity, strategic and operational demand and resource allocation and availability, enabling portfolio-driven decision-making aligned with business strategy. Changepoint automates core IT business processes to reduce costs and increase efficiency and quality. It provides a sound financial framework which enables IT leadership to communicate value delivered to the business for every dollar of IT spend.

Portfolio management capabilities enable integrated management of all IT investments and resources. Changepoint supports project, application and investment planning portfolios, so that organizations can prioritize and manage the investments that best support business goals, even as business conditions and market requirements change.

Changepoint PSA provides total visibility into the performance of an IT professional services organization from detailed analyses of the performance of engagements, projects and customers to higher level views of workgroups, the sales pipeline, engagements, project portfolios and financial projections. A configurable management portal enables the consolidation of business-critical information from Changepoint PSA, as well as other critical business systems.

PRODUCT MAINTENANCE AND CUSTOMER SUPPORT

We believe that effective support of our customers and products during both the trial period and for the license term is a substantial factor in product acceptance and subsequent new product sales. We believe our installed base is a significant asset and intend to continue to provide customer support and product upgrades to assure a continuing high level of customer satisfaction. In fiscal year 2007, 2006 and 2005, we experienced a high customer maintenance renewal rate.

All customers who subscribe to our maintenance and support services are entitled to receive technical support and advice, including problem resolution services and product support installation, error corrections and any product enhancements released by us during the maintenance period. Maintenance and support services are provided online, through our FrontLine technical support web site, by telephone access to technical personnel located in our development labs and by support personnel in the offices of our foreign subsidiaries and distributors.

Licensees have the option of renewing their maintenance agreements each year for an annual fee based on the license price of the product. They also have the option of committing to maintenance for longer terms, generally up to five years, on a contractual basis. For fiscal years 2007, 2006 and 2005, maintenance fees represented approximately 37.7%, 36.0% and 34.5%, respectively, of our total revenues.

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

Product development is performed primarily at our headquarters in Detroit, Michigan; and at our development labs in Amsterdam, The Netherlands; Gdansk, Poland; Toronto, Canada; Dublin, Ireland; Sydney, Australia; Cambridge, Massachusetts; San Diego, California; and Merrimack, New Hampshire.

Total technology development and support costs were $135.5 million, $117.2 million and $130.6 million during fiscal 2007, 2006 and 2005, respectively, of which $21.4 million, $20.3 million and $19.3 million, respectively, were capitalized.

PROFESSIONAL SERVICES

We offer a broad range of IT services for distributed systems and mainframe environments. Our offerings include technical staffing, application services and development, quality assurance, project management and application maintenance. We also offer professional services solutions that utilize Compuware's products for enhanced efficiency, quality and performance.

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

Professional services also includes Covisint, our business-to-business ("b2b") applications and interoperability services division.

Covisint provides a secure, collaborative services platform that digitizes and integrates information assets that cross disparate systems and user communities. By combining centralized identity and access management technologies, advanced portal functionality and global b2b messaging, users can find, access and share information across disparate systems more effectively.

For industries and communities of any size, anywhere, Covisint's collaborative services platform delivers the reliability and security of enterprise applications with the flexibility of a software-as-a-service model. Delivered as a service, Covisint extends the capabilities of legacy systems and applications across organizations and communities.

     - Covisint provides a portal framework for web-based communications across an organization's extended enterprise and business communities.

     - Covisint provides a robust messaging engine that is capable of consuming and distributing both electronic and paper-based messages.

     - Covisint enables organizations and communities to implement a unified and leveraged approach to managing digital identities and information security across a wide variety of technologies and organizations. This leveraged approach results in reduced complexity with increased consistency and policy enforcement when sharing information across multiple participants.

CUSTOMERS

Our products and professional services are used by the IT departments of a wide variety of commercial and government organizations.

We did not have a single customer that accounted for greater than 10% of total revenue during fiscal 2007, 2006 or 2005, or greater than 10% of accounts receivable at March 31, 2007 and 2006.

SALES AND MARKETING

We market software products primarily through a direct sales force in the United States, Canada, Europe, Japan, Asia-Pacific, Brazil, Mexico and South Africa as well as through independent distributors giving us a presence in 60 countries. We market our professional services primarily through account managers located in offices throughout North America, Europe and Asia-Pacific. This marketing structure enables us to keep abreast of, and respond quickly to, the changing needs of our clients and to call on the actual users of our products and services on a regular basis.

COMPETITION

The markets for our software products are highly competitive and characterized by continual change and improvement in technology. We consider more than 40 firms to be directly competitive with one or more of our products. These competitors include BMC Software, Inc., Borland Software Corp., CA, Inc., International Business Machines Corporation ("IBM") and Hewlett-Packard Company. Some of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. The principal competitive factors affecting the market for our software products include: responsiveness to customer needs, functionality, performance, reliability, ease of use, quality of customer support, vendor reputation, distribution channels and price.

The distributed systems market in which we operate has many more competitors than our traditional mainframe market. Our ability to compete effectively and our growth prospects depend upon many factors, including the success of our existing distributed systems products, the timely introduction and success of future software products, the ability of our products to interoperate and perform well with existing and future leading databases and other platforms supported by our products and our ability to bring products to market that meet ever-changing customer requirements.

The market for professional services is highly competitive, fragmented and characterized by low barriers to entry. Our principal competitors in professional services include Accenture Ltd., Computer Sciences Corporation, Electronic Data Systems Corporation, IBM Global Services, Analysts International Corporation, Keane, Inc., Infosys Technologies, Sun Microsystems, Inc., GXS Strategies, Sterling Commerce Corp. and numerous other regional and local firms in the markets in which we have professional services offices. Several of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. The principal competitive factors affecting the market for our professional services include responsiveness to customer needs, breadth and depth of technical skills offered, availability and productivity of personnel and the ability to demonstrate achievement of results and price.

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

In addition to trade secret protection, we seek to protect our software, documentation and other written materials under copyright law, which affords only limited protection. We also assert registered trademark rights in our product names. As of March 31, 2007, we have been granted 36 patents issued in the United States and have 15 patent applications pending with the United States Patent and Trademark Office for certain product technology and have plans to seek additional patents in the future. Once granted, we expect the duration of each patent will be up to 20 years from the effective date of filing of the applications. Our earliest issued patent filing date is fiscal 1992. However, because the industry is characterized by rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than legal protection of our technology.

There can be no assurance that third parties will not assert infringement claims against us with respect to current and future products or that any such assertion may not require us to enter into royalty arrangements which could require a partial payment to the third party upon sale of the product, or result in costly litigation.

EMPLOYEES

As of March 31, 2007, we employed 7,539 people worldwide, with 1,390 in product sales, sales support and marketing; 1,574 in technology development and support; 3,596 in professional services and 979 in other general and administrative functions. Only a small number of our employees are represented by labor unions. We have experienced no work stoppages and believe that our relations with our employees are good. Our success will depend in part on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software developers, professional services staff and sales and marketing personnel.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our current executive officers, who serve at the discretion of our Board of Directors, are listed below:

Name                      Age   Position
----                      ---   --------
Peter Karmanos, Jr.       64    Chairman of the Board, Chief Executive Officer and
                                President

Henry A. Jallos           58    President and Chief Operating Officer, Products

Robert C. Paul            44    President and Chief Operating Officer, Covisint

Laura L. Fournier         54    Senior Vice President, Chief Financial Officer
                                (Chief Accounting Officer) and Treasurer

Thomas M. Costello, Jr.   53    Senior Vice President, Human Resources, Communications
                                and Investor Relations, General Counsel and Secretary

Peter Karmanos, Jr., is a founder of the Company and has served as Chairman of the Board since November 1978, as Chief Executive Officer since July 1987 and as President from January 1992 through October 1994 and October 2003 to present.

Henry A. Jallos has served as President and Chief Operating Officer, Products, since January 2006. Mr. Jallos served as Corporate Executive Vice President from May 2005 through December 2005, Executive Vice President, Global Account Management from October 2001 through April 2005, Executive Vice President, Products Division from September 1998 through October 2001 and Senior Vice President, Worldwide Sales from August 1994 through August 1998.

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

SEGMENT INFORMATION, PAYMENT TERMS AND FOREIGN REVENUES

For a description of revenues and operating profit by segment and for financial information regarding geographic operations for each of the last three fiscal years, see Note 13 of the Notes to Consolidated Financial Statements, included in Item 8 of this report. For a description of extended payment terms offered to some customers, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Software Products
- Revenue. The Company's foreign operations are subject to risks related to foreign exchange rates and other risks. For a discussion of these risks, see
Item 1A Risk Factors and Item 7A Quantitative and Qualitative Disclosure about Market Risk.

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

THE MAJORITY OF OUR SOFTWARE PRODUCTS REVENUE IS DEPENDENT ON OUR CUSTOMERS' CONTINUED USE OF IBM AND IBM-COMPATIBLE PRODUCTS

The majority of our revenue from software products is generated from products designed for use with IBM and IBM-compatible mainframe computers. As a result, the majority of our revenue from software products is dependent on our customers' continued use of IBM and IBM-compatible mainframe products. In addition, because our products operate in conjunction with IBM systems software, changes to IBM systems software may require us to adapt our products to these changes. An inability to do so, or any delay in doing so, may adversely affect our operating results.

OUR SOFTWARE PRODUCT REVENUE IS DEPENDENT ON THE ACCEPTANCE OF OUR PRICING STRUCTURE FOR SOFTWARE LICENSES AND MAINTENANCE.

The pricing of our software licenses and maintenance is under constant pressure from customers and competitive vendors which can negatively impact our software product revenue. Although we plan to increase prices as a means of improving revenues and gross margin, doing so may disproportionately decrease our sales volume due to these competitive pressures and, instead, have a negative effect on our results of operations and cash flows.

WE MAY FAIL TO ACHIEVE OUR FORECASTED FINANCIAL RESULTS DUE TO INACCURATE SALES FORECASTS OR OTHER FACTORS.

Our revenues, and particularly our software license revenues, are difficult to forecast, and as a result, our actual financial results can vary substantially from our forecasted results. We base our financial forecasts on our "sales pipeline" (a common practice) and on expected sales from proposed initiatives to increase sales.

Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate the sales pipeline. Our sales pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part because the "conversion rate" of the pipeline into revenue can be very difficult to estimate due to the large number of variables that result in our customers making purchase decisions. In addition, changes in the conversion rate, or in the pipeline itself, could adversely affect our business or results of operations.

We also base financial forecasts on expected sales from proposed initiatives to increase sales. These proposed initiatives are longer term in nature and the sales resulting from them can prove to be unpredictable in both size and timing due to uncertainties related to sales execution, customer adoption, staffing requirements, compensation plans, poor estimates of expenses required to achieve these initiatives and other risks. If we do not achieve the sales volumes in the periods forecasted our actual financial results can vary significantly from our financial forecasts.

IF WE FAIL TO ACHIEVE THE RESULTS WE EXPECT FROM OUR EXPENSE REDUCTION PROGRAM, OUR RESULTS OF OPERATION AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED.

We are in the process of implementing plans to reduce expenses, which include the consolidation of certain office locations, reduction in discretionary spending, reduction in the work force and other cost cutting measures. This might result in us incurring additional restructuring charges during fiscal 2008. There can be no assurance that our plans to reduce expenses will be completed in a timely manner or will produce the cost savings we anticipate.

OUR SOFTWARE AND TECHNOLOGY MAY INFRINGE THE PROPRIETARY RIGHTS OF OTHERS.

During the due diligence stage of any software acquisition, we research and investigate the title to the software we will be acquiring from the seller. This investigation generally includes without limitation, litigation searches, copyright and trademark searches, review of development documents and interviews with key employees of the seller regarding development, title and ownership of the software products being acquired. The acquisition document itself generally contains representations, warranties and covenants concerning the title and ownership of the software products as well as indemnification and remedy provisions in the event the representations, warranties and covenants are breached by the seller. Our new hires sign an offer letter which states that the new employee is being hired for his or her talent and skill rather than for any trade secrets or proprietary information of others of which he or she may have knowledge. Further, our employees execute an agreement stating that work developed for us or our clients belongs to us or our clients, respectively. Although we use all reasonable efforts to ensure we do not infringe on third party intellectual property rights, there can be no assurance that third parties will not assert infringement claims against us with respect to current and future products or that any such assertion will not require us to enter into royalty arrangements or result in costly litigation.

OUR RESULTS COULD BE ADVERSELY AFFECTED IF OUR OPERATING MARGINS DECLINE.

Our operating margins may decline. We are aware that sales expenses associated with our distributed systems products are higher than those associated with our traditional mainframe products. Since we believe the best opportunities for revenue growth are in the distributed systems market, product operating margins could decline. In addition, operating margins in the professional services business are significantly impacted by small fluctuations in revenue since most costs are fixed during any short term period.

OUR RESULTS COULD BE ADVERSELY AFFECTED BY INCREASED COMPETITION, PRICING PRESSURES AND TECHNOLOGICAL CHANGES.

The markets for our software products are highly competitive. We consider over 40 firms to be directly competitive with one or more of our products. Our competitors include, among others, BMC Software, Inc., Borland Software Corp., Hewlett-Packard Company, CA, Inc. and IBM. The principal competitive factors affecting the market for our software products include: responsiveness to customer needs, functionality, performance, reliability, ease of use, quality of customer support, sales channels, vendor reputation and price. A variety of external and internal events and circumstances could adversely affect our competitive capacity. Our ability to remain competitive will depend, to a great extent, upon our performance in sales, product development and customer support. To be successful in the future, we must respond promptly and effectively to our customers' purchasing methodologies, challenges of technological change and our competitors' innovations by continually enhancing our product offerings.

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

THE MARKET FOR PROFESSIONAL SERVICES IS HIGHLY COMPETITIVE, FRAGMENTED AND CHARACTERIZED BY LOW BARRIERS TO ENTRY.

Our principal competitors in professional services include, among others, Accenture Ltd., Computer Sciences Corporation, Electronic Data Systems Corporation, IBM Global Services, Analysts International Corporation, Keane, Inc., Infosys Technologies, Sun Microsystems, Inc., GXS Strategies, Sterling Commerce Corp. and numerous other regional and local firms in the markets in which we have professional services offices. Several of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. The principal competitive factors affecting the market for our professional services include responsiveness to customer needs, breadth and depth of technical skills offered, availability and productivity of personnel, ability to demonstrate achievement of results and price. There is no assurance that we will be able to compete successfully in the future.

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

CURRENT LAWS MAY NOT ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS.

We regard our software as proprietary and attempt to protect it with copyrights, trademarks, trade secret laws and/or restrictions on disclosure, copying and transferring title. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of our products or to obtain and use information that we regard as proprietary. We have many patents and many patent applications pending. However, existing patent and copyright laws afford only limited practical protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Any claims against those who infringe on our proprietary rights can be time consuming and expensive to prosecute, and there can be no assurance that we would be successful in protecting our rights despite significant expenditures.

THE LOSS OF CERTAIN KEY EMPLOYEES AND TECHNICAL PERSONNEL OR OUR INABILITY TO HIRE ADDITIONAL QUALIFIED PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Our success depends in part upon the continued service of our key senior management and technical personnel. Such personnel are employed at-will and may leave Compuware at any time. Our success also depends on our continuing ability to attract and retain highly qualified technical, managerial and sales personnel. The market for professional services and software products personnel has historically been, and we expect that it will continue to be, intensely competitive. There can be no assurance that we will continue to be successful in attracting or retaining such personnel. The loss of certain key employees or our inability to attract and retain other qualified employees could have a material adverse effect on our business.

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

Investors should not rely on the results of prior periods or on historical seasonality in license revenue as an indication of our future performance. Our operating expense levels are relatively fixed and are based, in part, on our expectations of future revenue. If we have a shortfall in revenue in any given quarter, we will not be able to reduce our operating expenses for that quarter proportionately in response. Therefore, net income may be disproportionately affected by a fluctuation in revenue.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our executive offices, primary research and development lab, principal marketing department, primary professional services office, customer service and support teams are located in our corporate headquarters building in Detroit, Michigan. We own the facility, which is approximately 1.1 million square feet, including approximately 55,000 square feet available for lease to third parties for retail and related amenities. In addition, we lease approximately 217,000 square feet of land on which the facility resides.

We lease approximately 96 professional services and sales offices in 32 countries, including 8 remote product research and development facilities.

ITEM 3. LEGAL PROCEEDINGS

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Select Market ("NASDAQ") under the symbol CPWR. As of May 18, 2007, there were approximately 4,885 shareholders of record of our common stock. We have not paid any cash dividends on our common stock since fiscal 1986 and have no current intention to pay dividends. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated, all as reported by NASDAQ.

                                                                    HIGH    LOW
                                                                   -----   -----
          FISCAL YEAR ENDED MARCH 31, 2007
             Fourth quarter                                        $9.75   $8.28
             Third quarter                                          8.75    7.30
             Second quarter                                         7.95    6.02
             First quarter                                          8.05    6.56

                                                                    HIGH    LOW
                                                                   -----   -----
          FISCAL YEAR ENDED MARCH 31, 2006
             Fourth quarter                                        $9.55   $7.60
             Third quarter                                          9.99    6.91
             Second quarter                                         9.98    7.08
             First quarter                                          7.51    5.71

The Company has several stock option plans pursuant to which it grants share options to employees, officers, and directors, as well as an Employee Stock Ownership Plan ("ESOP"), an Employee Stock Purchase Plan ("ESPP"), and a Replacement Stock Option Award Program. For more information about our equity compensation plans, see Note 15 of the Notes to Consolidated Financial Statements, included in Item 8 of this report.

The following table sets forth certain information with respect to our equity compensation plans at March 31, 2007 (shares in thousands):

                                                                               Number of securities
                                  Number of securities                         remaining available
                                      to be issued         Weighted-average    for future issuance
                                    upon exercise of      exercise price of        under equity
                                   outstanding options   outstanding options    compensation plans
                                  --------------------   -------------------   --------------------
Equity compensation plans
   approved by security holders          20,654                 $16.22                 8,750
Equity compensation plans not
   approved by security holders          23,056                 $ 8.65                25,351

ISSUANCE OF UNREGISTERED SHARES

As disclosed in the Company's annual meeting proxy statement, Peter Karmanos, Jr., the Company's Chief Executive Officer, purchases shares from the Company on the same terms and subject to the same conditions and limitations as provided in the Company's ESPP with respect to all other employees of the Company, although he does not participate in the ESPP directly and is not entitled to the favorable tax treatment afforded to participants in the ESPP due to his beneficial ownership of more than 5% of the Company's outstanding shares. The description of the ESPP included in Note 15 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, is incorporated herein by reference. The Company has treated for administrative purposes the shares purchased by Mr. Karmanos as purchases pursuant to the ESPP. However, we have determined based on advice from counsel that since he is not allowed to participate in the ESPP, the issuance of shares may be considered unregistered. On February 28, 2007, 2,705 shares were issued to Mr. Karmanos for $8.78 per share under this arrangement. Mr. Karmanos continues to hold all shares purchased under this arrangement. The sales of these securities to Mr. Karmanos were exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. There were no underwriters involved in connection with the sale of the above securities.

COMMON SHARE REPURCHASES

The following table sets forth, the repurchases of common stock for the quarter ended March 31, 2007:

                                                                     Total     Approximate dollar value or
                                                                   number of     maximum number of shares
                                                                    shares      that may yet be purchased
                                                                   purchased   under the plans or programs
                                                        Average   as part of   ---------------------------
                                        Total number     price     publicly    Discretionary   Rule 10b5-1
                                          of shares    paid per    announced      Plan (a)       Plan (b)
                Period                    purchased      share       plans          ($)          (shares)
-------------------------------------   ------------   --------   ----------   -------------   -----------
For the month ended January 31, 2007      6,239,000      $8.74     6,050,000    $233,994,000    26,251,000
For the month ended February 28, 2007    12,849,000       9.24    11,799,000     168,714,000    21,501,000
For the month ended March 31, 2007       12,623,000       9.24    12,623,000     103,510,000    16,003,000
                                         ----------               ----------
For the quarter ended March 31, 2007     31,711,000      $9.14    30,472,000    $103,510,000    16,003,000
                                         ==========               ==========

(a) In August 2006 and December 2006, we announced that the Board of Directors authorized the discretionary repurchase of $300.0 million and $200.0 million, respectively, of the Company's common stock. Our purchases of stock may occur on the open market or in negotiated or block transactions based upon market and business conditions. Unless terminated earlier by resolution of our Board of Directors, the discretionary share repurchase plans will expire when we have repurchased all shares authorized for repurchase thereunder.

(b) In December 2006, the Board of Directors adopted a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to repurchase 34.0 million shares of our common stock. A broker selected by us has the authority under the terms and limitations specified in the plan to repurchase shares on our behalf in accordance with the terms of the plan. In May 2007, we announced the plan was modified to include an additional 16.0 million shares and we expect these purchases to continue through September 30, 2007, although the Company may terminate the plan at any time.

"Total number of shares purchased" includes the surrender of 1.2 million shares to the Company valued at $8.98 per share to pay the exercise price and related tax withholding obligations associated with option exercises during the quarter.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

The following line graph compares the yearly percentage change in the cumulative total shareholder return on our common shares with the cumulative total return of the cumulative total shareholder return of the S&P 500 Index, the Total Return Index for The NASDAQ U.S. Index and the cumulative total return of the Total Return Index for NASDAQ Computer and Data Processing Services Stocks for the period from April 1, 2002 through March 31, 2007. The graph includes a comparison to the S&P 500 index in accordance with SEC rules, as the Company's stock is part of such index. The graph assumes the investment of $100 in our common shares, the S&P 500 index and each of the two NASDAQ indexes on March 31, 2002 and the reinvestment of all dividends.

The comparisons in the graph are required by the SEC. You should be careful about drawing any conclusions from the data contained in the graph, because past results do not necessarily indicate future performance. The information contained in this graph shall not be deemed to be "soliciting material" or "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

                               (PERFORMANCE GRAPH)

                          TOTAL RETURN TO SHAREHOLDERS
                      (Includes reinvestment of dividends)

                                                                   Indexed Returns
                                             Base                    Years Ending
                                            Period                    March 31,
                                          March 31,   -----------------------------------------
Company / Index                              2002      2003    2004     2005     2006     2007
---------------                           ---------   -----   ------   ------   ------   ------
COMPUWARE CORP                               100      26.26    57.40    55.77    60.65    73.51
S&P 500 INDEX                                100      75.24   101.66   108.47   121.19   135.52
NASDAQ U.S. INDEX                            100      73.40   108.33   109.06   128.61   133.38
NASDAQ COMPUTER & DATA PROCESSING INDEX      100      72.80    91.99    97.85   115.17   126.93

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

                                                                      YEAR ENDED MARCH 31,
                                                 --------------------------------------------------------------
                                                    2007         2006         2005         2004         2003
                                                 ----------   ----------   ----------   ----------   ----------
                                                         (In thousands, except earnings per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Software license fees                         $  283,412   $  296,650   $  305,189   $  296,627   $  295,720
   Maintenance fees                                 457,594      433,596      425,310      408,191      412,176
   Professional services fees                       471,996      475,115      501,340      559,829      667,444
                                                 ----------   ----------   ----------   ----------   ----------
      Total revenues                              1,213,002    1,205,361    1,231,839    1,264,647    1,375,340
                                                 ----------   ----------   ----------   ----------   ----------
Operating expenses:
   Cost of software license fees                     28,581       23,262       27,293       31,579       30,740
   Cost of maintenance fees (1)                      41,533       41,687       42,128       41,874       40,180
   Cost of professional services                    420,729      417,485      444,996      513,621      611,644
   Technology development and support               114,071       96,858      111,258      121,781      103,109
   Sales and marketing                              281,730      288,162      319,940      310,643      264,012
   Administrative and general                       193,578      190,538      199,628      207,613      188,814
                                                 ----------   ----------   ----------   ----------   ----------
      Total operating expenses                    1,080,222    1,057,992    1,145,243    1,227,111    1,238,499
                                                 ----------   ----------   ----------   ----------   ----------
Income from operations                              132,780      147,369       86,596       37,536      136,841
Other income, net                                    60,277       44,091       19,629       18,481       19,374
                                                 ----------   ----------   ----------   ----------   ----------
Income before income taxes                          193,057      191,460      106,225       56,017      156,215
   Income tax provision                              34,965       48,500       29,743        6,185       53,113
                                                 ----------   ----------   ----------   ----------   ----------
Net income                                       $  158,092   $  142,960   $   76,482   $   49,832   $  103,102
                                                 ==========   ==========   ==========   ==========   ==========
Basic earnings per share (2)                     $     0.45   $     0.37   $     0.20   $     0.13   $     0.27
Diluted earnings per share (2)                         0.45         0.37         0.20         0.13         0.27
Shares used in computing net income per share:
Basic earnings computation                          350,213      385,147      386,701      382,630      377,028
Diluted earnings computation                        350,967      387,569      388,501      384,608      378,440
BALANCE SHEET DATA (AT PERIOD END):
Working capital                                  $  391,823   $  899,773   $  780,223   $  616,628   $  541,153
Total assets                                      2,029,412    2,510,968    2,478,218    2,262,709    2,162,798
Long term debt                                           --           --           --           --           --
Total shareholders' equity (3)                    1,132,148    1,579,499    1,516,155    1,413,591    1,331,691

(1) The Company presented cost of maintenance fees as a separate line in the consolidated statements of operations during fiscal 2007. As a result, the prior year balances have been reclassified to conform to the fiscal 2007 presentation. This reclassification does not affect net income.

(2) See Notes 1 and 11 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, for the basis of computing earnings per share.

(3)  No dividends were paid or declared during the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion contains certain forward-looking statements within the meaning of the federal securities laws. When we use words such as "may," might," "will," "should," "believe," "expect," "anticipate," "estimate," "continue", "predict", "forecast", "projected", "intend" or similar expressions, or make statements regarding our future plans, objectives or expectations, we are making forward-looking statements. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those discussed in
Item 1A. Risk Factors and elsewhere in this report, and could cause actual results to differ materially from the results implied by these or any other forward-looking statements made by us, or on our behalf. There can be no assurance that future results will meet expectations. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by applicable law, we do not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

We deliver value to businesses worldwide by providing software products and professional services that improve the performance of IT organizations. Originally founded in 1973 as a professional services company, in the late 1970's we began to offer mainframe productivity tools for fault diagnosis, file and data management, and application debugging.

In the 1990's, IT moved toward distributed and web-based platforms. Our solutions portfolio grew in response, and we now market a comprehensive portfolio of IT solutions across the full range of enterprise computing platforms that help:

     - Develop and deliver high quality, high performance enterprise business applications in a timely and cost-effective manner.

     - Measure, manage and communicate application service in business terms, and maintain consistent, high levels of service delivery.

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

The following occurred since the beginning of fiscal 2007:

     - Acquired Proxima Technology Group, Inc. ("Proxima"), a privately held provider of the Centauri product that complements our Vantage product line by giving customers the ability to manage service delivery from a business perspective.

     - Acquired SteelTrace Limited ("SteelTrace"), a privately held provider of requirements management products.

     - Sold our 49% interest in Foresee Results, Inc. for $11.3 million in cash, resulting in an $11.3 million gain on sale.

     - Repurchased approximately 82.3 million shares of our common stock during fiscal 2007 at an average price of $8.31 per share under the Discretionary Plans and Rule 10b5-1 Plan.

     - Released 21 mainframe and 41 distributed product enhancements, during fiscal 2007, designed to increase the productivity of the IT departments of our customers.

     - Experienced a decrease in product contribution margin of 37.1% in fiscal 2007 from 38.4% in fiscal 2006 due to the increase in product expenses, primarily technology development and support costs, exceeding the increase in product revenue.

     - Achieved a 12.7% increase in distributed product revenue in fiscal 2007 compared to fiscal 2006. The increase was a reflection of our continued focus on promoting our distributed products and an expanding maintenance base for those products.

     - Experienced a 3.6% decrease in mainframe product revenue in fiscal 2007 compared to fiscal 2006 primarily related to a decline in license revenue.

     - Experienced a decrease in professional services margin to 10.9% in fiscal 2007 from 12.1% in fiscal 2006 primarily due to an increase in subcontractor costs within our European operations related to projects that require specialized skill sets.

     - Entered into license and maintenance agreements under the IBM settlement for approximately $19.4 million. The remaining balance of $10.6 million from the 2007 commitment of $30.0 million was reported as "settlement" in the consolidated statements of operations.

     - Experienced a $26.6 million reduction in our income tax provision relating to settlements of prior year tax matters.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                            Percentage of
                                            Total Revenues      Period-to-Period
                                        ---------------------        Change
                                          Fiscal Year Ended     ----------------
                                              March 31,          2006      2005
                                        ---------------------     to        to
                                         2007    2006    2005    2007      2006
                                        -----   -----   -----   -----    ------
REVENUE:
   Software license fees                 23.4%   24.6%   24.8%   (4.5)%   (2.8)%
   Maintenance fees                      37.7    36.0    34.5     5.5      1.9
   Professional services fees            38.9    39.4    40.7    (0.7)    (5.2)
                                        -----   -----   -----
     Total revenues                     100.0   100.0   100.0     0.6     (2.1)
                                        -----   -----   -----
OPERATING EXPENSES:
   Cost of software license fees          2.4     1.9     2.2    22.9    (14.8)
   Cost of maintenance fees               3.4     3.5     3.4    (0.4)    (1.0)
   Cost of professional services         34.7    34.7    36.1     0.8     (6.2)
   Technology development and support     9.4     8.0     9.1    17.8    (12.9)
   Sales and marketing                   23.2    23.9    26.0    (2.2)    (9.9)
   Administrative and general            16.0    15.8    16.2     1.6     (4.6)
                                        -----   -----   -----
     Total operating expenses            89.1    87.8    93.0     2.1     (7.6)
                                        -----   -----   -----
Income from operations                   10.9    12.2     7.0    (9.9)    70.2
Other income, net                         5.0     3.7     1.6    36.7    124.6
                                        -----   -----   -----
Income before income taxes               15.9    15.9     8.6     0.8     80.2
   Income tax provision                   2.9     4.0     2.4   (27.9)    63.1
                                        -----   -----   -----
Net income                               13.0%   11.9%    6.2%   10.6     86.9
                                        =====   =====   =====

SOFTWARE PRODUCTS

REVENUE

Our products are designed to enhance the effectiveness of key disciplines throughout the IT organization from application delivery to service management and IT portfolio management supporting all major enterprise computing platforms. Product revenue which consists of software license fees and maintenance fees, comprised 61.1%, 60.6% and 59.3% of total revenue during 2007, 2006 and 2005, respectively.

Distributed software product revenue increased $28.8 million or 12.7% during 2007 to $256.2 million from $227.4 million in 2006 and increased $23.5 million or 11.6% during 2006 from $203.8 million in 2005. The increases during 2007 and 2006 were primarily due to license and maintenance revenue growth related to our Vantage product line resulting from increased customer demand for performance-related software, primarily agentless monitoring, which was added in May 2005 when we acquired Adlex, Inc., and to a lesser extent license and maintenance revenue growth in our Changepoint product line.

Mainframe software product revenue decreased $18.1 million or 3.6% during 2007 to $484.8 million from $502.9 million in 2006 and decreased $23.8 million or 4.5% during 2006 from $526.7 million in 2005. The decrease during 2007 was primarily a result of lower license revenue due to decreased demand for software on additional computing capacity in our European operations partially offset by continued growth in maintenance revenue due to strong renewal rates on maintenance contracts. The decrease during 2006 compared to 2005 was primarily due to a decrease in license revenue related to our Xpediter and File-Aid product lines.

License fees decreased $13.3 million or 4.5% during 2007 to $283.4 million from $296.7 million in 2006 and decreased $8.5 million or 2.8% during 2006 from $305.2 million in 2005. Fluctuations in foreign currencies positively impacted license fees by $6.2 million in 2007 compared to 2006. The remaining decrease during 2007 was primarily due to a reduction of $28.8 million in mainframe license fees, partially offset by an increase in distributed license fees related to our Vantage product line. Fluctuations in foreign currencies negatively impacted license fees by $3.1 million in 2006 compared to 2005. The remaining decrease in 2006 was primarily due to weaker demand for our Xpediter and File-Aid product lines partially offset by growth in our Vantage product line.

Maintenance fees increased $24.0 million or 5.5% to $457.6 million during 2007 from $433.6 million in 2006 and increased $8.3 million or 1.9% during 2006 from $425.3 million in 2005. Fluctuations in foreign currencies positively impacted maintenance fees by $9.6 million in 2007 compared to 2006. The remaining increase during 2007 was primarily due to strong growth in distributed maintenance fees related to our Vantage product line and growth in our mainframe maintenance revenue. The increase in maintenance fees during 2006 compared to 2005 was primarily due to growth in our Vantage product line, partially offset by a $4.4 million decline in maintenance fees due to the negative impact of foreign currency changes.

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

Product revenue by geographic location is presented in the table below (in thousands):

                                       Year Ended March 31,
                                 ------------------------------
                                   2007       2006       2005
                                 --------   --------   --------
United States                    $403,820   $391,421   $399,690
Europe and Africa                 234,079    245,553    240,233
Other international operations    103,107     93,272     90,576
                                 --------   --------   --------
Total product revenue            $741,006   $730,246   $730,499
                                 ========   ========   ========

PRODUCT CONTRIBUTION AND EXPENSES

Financial information for the product segment is as follows (in thousands):

                             Year Ended March 31,
                       ------------------------------
                         2007       2006       2005
                       --------   --------   --------
Revenue                $741,006   $730,246   $730,499
Expenses                465,915    449,969    500,619
                       --------   --------   --------
Product contribution   $275,091   $280,277   $229,880
                       ========   ========   ========

The product segment generated contribution margins of 37.1%, 38.4% and 31.5% during 2007, 2006 and 2005, respectively. The decrease in the contribution margin from 2007 compared to 2006 was due to the increase in product expenses, primarily technology development and support costs, exceeding the increase in product revenue. The improvement in the contribution margin from 2006 compared to 2005 was primarily due to decreases in sales and marketing expenses and technology development and support costs. These factors are discussed below.

Product expenses include cost of software license fees, cost of maintenance fees, technology development and support costs, and sales and marketing expenses.

Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers (including associated hardware costs) and the cost of author royalties. Cost of software license fees increased $5.3 million or 22.9%, during 2007 to $28.6 million from $23.3 million in 2006 and decreased $4.0 million or 14.8% during 2006 from $27.3 million in 2005. The increase in costs for 2007 was primarily due to an increase in amortization of capitalized software and an increase in hardware costs resulting from increased demand in our Vantage product line. The decrease in costs for 2006 was primarily due to a reduction in amortization expense related to capitalized software acquired as a result of the fiscal 2000 Programart acquisition that became fully amortized in September 2004. As a percentage of software license fees, cost of software license fees were 10.1%, 7.8% and 8.9% in 2007, 2006 and 2005, respectively.

Cost of maintenance fees consists of the direct costs allocated to maintenance and product support such as helpdesk and technical support. Customers who subscribe to maintenance are also eligible to receive the benefit of new releases as well as support. New releases include significant research and development costs and are available to be licensed to new customers as well as maintenance customers. Cost of maintenance fees decreased $200,000 or 0.4%, during 2007 to $41.5 million from $41.7 million in 2006 and decreased $400,000 or 1.0% during 2006 from $42.1 million in 2005. As a percentage of maintenance fees, cost of maintenance fees were 9.1%, 9.6% and 9.9% in 2007, 2006 and 2005, respectively, with the percentage decline due to the growth in maintenance revenue.

Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Also included here are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support all technology initiatives. As a percentage of product revenue, costs of technology development and support were 15.4%, 13.3% and 15.2% in 2007, 2006 and 2005, respectively.

Capitalization of internally developed software products begins when technological feasibility of the product is established. Total technology development and support costs incurred internally and capitalized for the years ended March 31, 2007, 2006 and 2005 were as follows (in thousands):

                                                             Year Ended March 31,
                                                       ------------------------------
                                                         2007       2006       2005
                                                       --------   --------   --------
Technology development and support costs incurred      $135,455   $117,124   $130,575
Capitalized technology development and support costs    (21,384)   (20,266)   (19,317)
                                                       --------   --------   --------
Technology development and support costs reported      $114,071   $ 96,858   $111,258
                                                       ========   ========   ========

Before the capitalization of internally developed software products, total technology development and support expenditures increased $18.4 million or 15.7%, to $135.5 million during 2007 from $117.1 million in 2006 and decreased $13.5 million or 10.3% during 2006 from $130.6 million in 2005. The increase in costs for 2007 was primarily due to higher compensation and benefit costs resulting from increased employee headcount, primarily programming personnel, in order to meet new product initiatives. The decrease in costs for 2006 was primarily attributable to lower compensation and benefit costs due to reductions in employee headcount in this area.

Sales and marketing costs consist primarily of personnel related costs associated with product sales and sales support and marketing for all our offerings. Sales and marketing costs decreased $6.5 million or 2.2%, during 2007 to $281.7 million from $288.2 million in 2006 and decreased $31.7 million or 9.9% during 2006 from $319.9 million in 2005. As a percentage of product revenue, sales and marketing costs were 38.0%, 39.5% and 43.8% in 2007, 2006 and 2005, respectively. The decrease in costs for 2007 was primarily attributable to lower bonus and commission costs in 2007 due to the decline in mainframe license revenue, partially offset by an increase in stock option expense related to the adoption of SFAS 123(R) effective April 1, 2006. The decrease in costs for 2006 was primarily attributable to lower compensation, benefit, bonus and commission costs due to a first quarter 2006 sales realignment that reduced headcount.

PROFESSIONAL SERVICES

REVENUE

We offer a broad range of IT services to help businesses make the most of their IT assets. Some of these services include outsourcing and co-sourcing, application services and management, product solutions, project management, enterprise resource planning and customer relationship management services. Revenue from professional services decreased $3.1 million or 0.7% during 2007 to $472.0 million from $475.1 million in 2006 and decreased $26.2 million or 5.2% during 2006 from $501.3 million in 2005. The decrease in revenue for 2007 primarily occurred in the United States due to cost cutting initiatives and pricing pressures on staff supplementation services for certain customers within the automotive sector. This reduction was partially offset by growth in application services revenue. The decrease in revenue for 2006 was primarily due to reduced spending from local and state government agencies related to budget reductions on IT programs and to reduced spending by our customers in the automotive sector primarily related to cost cutting initiatives adopted by domestic automotive manufacturers and suppliers.

Professional services revenue by geographic location is presented in the table below (in thousands):

                                             Year Ended March 31,
                                      ------------------------------
                                        2007       2006       2005
                                      --------   --------   --------
United States                         $396,765   $405,638   $436,730
Europe and Africa                       67,477     63,177     59,383
Other international operations           7,754      6,300      5,227
                                      --------   --------   --------
Total professional services revenue   $471,996   $475,115   $501,340
                                      ========   ========   ========

PROFESSIONAL SERVICES CONTRIBUTION AND EXPENSES

Financial information for the professional services segment is as follows (in thousands):

                                          Year Ended March 31,
                                     ------------------------------
                                       2007       2006       2005
                                     --------   --------   --------
Revenue                              $471,996   $475,115   $501,340
Expenses                              420,729    417,485    444,996
                                     --------   --------   --------
Professional services contribution   $ 51,267   $ 57,630   $ 56,344
                                     ========   ========   ========

During 2007, the professional services segment generated a contribution margin of 10.9%, compared to 12.1% and 11.2% during 2006 and 2005, respectively. The decrease in contribution margin for 2007 compared to 2006 was primarily due to an increase in subcontractor costs within our European operations related to projects that require specialized skill sets. The increase in contribution margin for 2006 compared to 2005 was primarily due to improved utilization of professional services personnel and, to a lesser extent, a concerted effort to reduce low margin subcontractor projects.

Cost of professional services consists primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Cost of professional services increased $3.2 million or 0.8% during 2007 to $420.7 million from $417.5 million in 2006 and decreased $27.5 million or 6.2% during 2006 from $445.0 million in 2005. The increase in costs for 2007 was primarily attributable to an increase in subcontractor expense as specialized skill sets were needed for certain projects within our application services and European operations. The decrease in costs for 2006 compared to 2005 was primarily attributable to lower compensation, benefit, bonus and travel costs of approximately $18.6 million due to a reduction in employee headcount in this area and reductions in subcontractor expense of approximately $9.2 million as a result of our ongoing efforts to reduce low margin subcontractor projects within our North American operations.

CORPORATE AND OTHER EXPENSES

Administrative and general expenses consist primarily of costs associated with the corporate executive, finance, human resources, administrative, legal, communications and investor relations departments. In addition, administrative and general expenses include all facility-related costs, such as rent, building depreciation, maintenance, utilities, etc., associated with worldwide sales, professional services and software development offices. Administrative and general expenses increased $3.1 million or 1.6% during 2007 to $193.6 million from $190.5 million in 2006 and decreased $9.1 million or 4.6% during 2006 from $199.6 million in 2005.

The increase in cost for 2007 primarily related to a $7.5 million increase in donations to charities, a $6.9 million increase in foreign currency losses primarily related to inter-company balances with our wholly owned subsidiaries and a $3.0 million increase in stock option expense related to the adoption of SFAS 123(R) effective April 1, 2006. The increases in these costs were partially offset by the effect of the following charges that occurred in 2006: (1) an impairment charge of $3.9 million recorded in the first quarter of 2006 related to a purchased software application that management no longer intended to use;
(2) impairment charges of $6.7 million related to our former headquarters building in Farmington Hills, Michigan that were recorded during 2006; and (3) a litigation judgment charge of $4.2 million recorded during 2006.

The decrease in cost for 2006 was primarily due to a $16.9 million decline in legal expenses associated with the IBM litigation partially offset by the items discussed above.

Other income, net ("other income") consists primarily of interest income realized from investments, interest earned on deferred customer receivables, gain on sale of investment in ForeSee Results, Inc. ("ForeSee"), income associated with the IBM settlement agreement and income/losses generated from our investments in partially owned companies.

Other income increased $16.2 million or 36.7% during 2007 to $60.3 million from $44.1 million in 2006 and increased $24.5 million or 124.6% during 2006 from $19.6 million in 2005. The increase in income for 2007 was a result of the following:

     - Increase of $11.3 million recorded for the gain on sale of our common shares in ForeSee (see Note 5 to the Consolidated Financial Statements for more information);

     - Increase of $5.2 million in interest income primarily resulting from higher interest rates earned on investments, partially offset by a lower average balance; and

     - Increase of $1.1 million in income generated from our investments in partially owned companies.

These increases were partially offset by a $1.5 million decrease in interest earned on deferred customer receivables resulting from a decline in our non-current accounts receivable balance.

The increase in other income for 2006 was primarily attributable to a $14.9 million increase in investment interest income, of which $11.7 million was due to higher interest rates earned on investments and $3.2 million was due to having a higher average investment balance throughout 2006 compared to 2005. In addition, we recorded $10.6 million to other income related to the IBM settlement, representing the portion of the IBM settlement payment for the year that did not relate to the sale of products or services (see Note 14 to the Consolidated Financial Statements for more information).

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax provision was $35.0 million, $48.5 million and $29.7 million, respectively, in 2007, 2006 and 2005 representing an effective tax rate of 18%, 25% and 28%.

During 2007, we reduced our income tax provision by $26.6 million for certain items related to settlements of prior year tax matters. Substantially all of the decrease concerns taxes related to foreign operations. Approximately $18.9 million of the reduction was driven by agreement on issues that affected a special deduction and credits afforded to United States based taxpayers that generate income from sales to foreign customers. In addition, a reduction of $3.3 million was the result of an agreement regarding the proper character and timing of certain deductions. The remainder of the reduction is due primarily to interest.

During 2006, we reduced our income tax provision by $11.1 million for certain items related to settlements of prior year tax matters. We concluded two separate Competent Authority proceedings resulting in a reduction to our income tax provision of approximately $5.8 million. The remainder of the reduction was due primarily to taxes related to domestic operations, most notably the U.S. Research and Experimentation tax credit. We also decreased our valuation allowance by $12.4 million during the quarter ended March 31, 2006 due almost entirely to U.S. foreign tax credit carryforwards that during the fourth quarter of fiscal 2006 became more likely than not to be realized.

For additional information regarding the difference between our effective tax rate and the statutory rate for fiscal 2007, 2006 and 2005, see Note 12 of the Consolidated Financial Statements included in Item 8 of this report.

RESTRUCTURING CHARGE

In the fourth quarter of 2002, we adopted a restructuring plan to reorganize our operating divisions, primarily the professional services segment. These changes were designed to increase profitability by better aligning cost structures with current market conditions. See Note 7 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, for changes in the restructuring accrual for 2005, 2006 and 2007.

The Company is currently examining cost structures and implementing plans to reduce expenses, including consolidation of facilities and workforce reductions. Therefore, the Company may incur additional restructuring charges during fiscal 2008.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 1 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, contains a summary of our significant accounting policies.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on facts and circumstances existing at March 31, 2007. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. We have discussed the development and selection of the critical accounting policies described below with the Audit Committee.

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

Impairment of Goodwill - In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", we are required to assess the impairment of goodwill annually, or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. To analyze goodwill, we measure its fair value using an estimate of the related business' discounted cash flow and market comparable valuations. The discounted cash flow approach uses significant assumptions, including projected future cash flows, the discount rate reflecting the risk inherent in future cash flows, and a terminal growth rate.

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

Investments in Partially Owned Company - As discussed in Note 5 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, we have a minority investment in and advances to CareTech Solutions, Inc. ("CareTech"), a privately held company, for strategic purposes. At March 31, 2007, the net carrying value of our investments and advances to this entity totaled $16.4 million. We regularly evaluate the financial condition of CareTech to assess potential impairment in the carrying value of our investments in and advances to this entity. We consider their current financial situation, including their ability to meet current cash requirements, expected future cash flows and any other information known to us in determining whether an impairment charge is appropriate. Unknown factors or unforeseen events that impair their ability to pay their obligations or to operate profitably could have an impact on our ability to recoup our investments in and outstanding advances to CareTech and could require us to expense all or a portion of the outstanding investments and advances in that period.

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

Stock-Based Compensation - We measure compensation expense for stock options using a Black-Scholes option pricing model. The expense for unvested stock options at April 1, 2006 is based upon the grant date fair value of those options as calculated using a Black-Scholes option pricing model for pro forma disclosures under SFAS No. 123, "Accounting for Stock-Based Compensation". The expense for all awards granted after April 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). We recognize these compensation costs net of an estimated forfeiture rate of 10% on a straight-line basis over the requisite service period of the award, which is generally the vesting term of five years.

The fair value of stock options was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for 2007: risk-free interest rate - 4.82%, volatility factor - 68.75% and expected option life - 6.9 years (dividend yield is not a factor as we have never issued cash dividends and do not anticipate issuing cash dividends in the future). For SFAS No. 123(R) calculation purposes, the weighted average grant date fair value of option shares granted in 2007 was $5.04 per option share.

If we increased the assumptions for the risk-free interest rate and the volatility factor by 50 percent, the fair value of stock options granted in 2007 would increase 25 percent. If the Company decreased its assumptions for the risk-free interest rate and the volatility factor by 50 percent, the fair value of stock options granted in 2007 would decrease 42 percent.

Other - Other accounting policies, although not generally subject to the same level of estimation as those discussed above, are nonetheless important to an understanding of the financial statements. Many assets, liabilities, revenue and expenses require some degree of estimation or judgment in determining the appropriate accounting.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, cash and cash equivalents and investments totaled approximately $439.1 million. During 2007 and 2006, cash flow from operations was $204.7 million and $229.7 million, respectively. During these periods, capital expenditures for property and equipment and capitalized research and software development totaled $40.0 million and $35.4 million, respectively.

We hold a $100 million revolving credit facility maturing on July 26, 2007. See
Note 9 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, for a description of the facility. No borrowings have occurred under this facility.

The Board of Directors has authorized the repurchase of our common stock under two plans, the "Discretionary Plan" and the "10b5-1 Plan". Under the Discretionary Plan, the Board of Directors has authorized the repurchase of a total of up to $750.0 million of our common stock (See Note 10 of the Consolidated Financial Statements). Our purchases of stock under the Discretionary Plan may occur on the open market, through negotiated or block transactions based upon market and business conditions and subject to applicable legal limitations. During 2007 and 2006, we repurchased 64.3 million shares and
14.9 million shares, respectively, of our common stock under the Discretionary Plan at an average price of $8.11 and $8.30 per share for a total of $521.5 million and $124.0 million, respectively. Approximately $103.5 million remains authorized for future purchases under the Discretionary Plan.

We entered into the 10b5-1 Plan in December 2006 to repurchase up to 34.0 million shares of our common stock subject to price, volume and timing constraints set forth in the plan pursuant to Rule 10b5-1(c) of the Securities Exchange Act of 1934. The 10b5-1 Plan allows the repurchase of our common stock at times when we might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by us has the authority under the terms and limitations specified in the plan to repurchase shares on our behalf. As of March 31, 2007, the Company had repurchased 18.0 million shares for an aggregate $162.4 million under the 10b5-1 Plan and approximately 16.0 million shares remained authorized for future repurchases. In May 2007, we executed an amendment to the 10b5-1 Plan that, among other things, extended the termination date from June 30, 2007 to September 30, 2007. In conjunction with its approval of the amendment, the Board also authorized the repurchase of up to an additional 16.0 million shares under the 10b5-1 Plan. The actual number of shares to be repurchased will depend on the terms of the 10b5-1 Plan and prevailing market conditions. The Company may terminate the plan at any time.

During fiscal 2007, we entered into a stock repurchase agreement whereby ForeSee purchased our minority equity interest in ForeSee for approximately $11.3 million in cash. As part of the transaction, $750,000 of the accrued interest on existing notes due to us was paid, and the notes were modified to increase the interest rate to 10.25% and to extend the term of the notes so that $618,000 will become due (with interest) at March 30, 2009 and $5.6 million will become due (with interest) at March 30, 2012. Our prior obligation to make up to $367,000 in additional loans to ForeSee has been terminated (see Note 5 of the Consolidated Financial Statements for more information).

During fiscal 2007, we sold our former headquarters and distribution center buildings for a total of approximately $15.4 million. These buildings were classified as held for sale in our consolidated financial statements at March 31, 2006.

In January 2007, we acquired Proxima for approximately $37.3 million in cash. Proxima is a privately held provider of the Centauri product that complements our Vantage product line by giving customers the ability to manage service delivery from a business perspective. The acquisition was accounted for as a purchase and, accordingly, assets and liabilities acquired were recorded at fair value as of the acquisition date.

In April 2006, we acquired SteelTrace Limited, a privately held provider of requirements management products that align application delivery to business needs through a structured, visual approach to the management of enterprise application requirements, for approximately $20.7 million in cash. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141, "Business Combinations" and, accordingly, the assets and liabilities acquired were recorded at fair value as of the acquisition date.

During fiscal 2006, we acquired ProviderLink Technologies and Adlex for approximately $48.0 million in cash. During fiscal 2005, we acquired Changepoint and Devstream for approximately $109.8 million in cash. For more information about these acquisitions, see Note 2 of the Notes to Consolidated Financial Statements, included in Item 8 of this report.

We continue to evaluate business acquisition opportunities that fit our strategic plans.

We believe cash flow from operations will be sufficient to meet operating cash needs for the foreseeable future. We anticipate borrowing up to $300.0 million in order to fund the planned expansion of the stock buyback program.

Recently Issued Accounting Pronouncements

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force
(EITF) Issue No. 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement" (EITF 06-03). The scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006. We currently record all such taxes on a net basis in our consolidated statements of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109". This Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained on its merits if audited and challenged. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. This Interpretation will be applicable for us beginning April 1, 2007. We will be required to apply the provisions of this Interpretation to all tax positions upon initial adoption with any cumulative effect to be recognized as an adjustment to retained earnings. Upon application, management estimates that a cumulative effect of less than $5.0 million will be required to account for potential tax detriments not previously recognized under historical practice.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstances. This Statement is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact this Statement will have on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115," which permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. This Statement is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating if it will elect the fair value option for any of our eligible financial instruments.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"), codified as SAB Topic 1.N, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements." SAB 108 describes the approach that should be used to quantify the materiality of a misstatement and provides guidance for correcting prior year errors. We adopted SAB 108 in the second quarter of 2007. The adoption of SAB 108 did not result in any adjustments to our consolidated financial statements.

Contractual Obligations

The following table summarizes our payments under contractual obligations and our other commercial commitments as of March 31, 2007 (in thousands):

                                           Payment Due by Period as of March 31,
                           ---------------------------------------------------------------------
                                                                                       2013 and
                             Total      2008      2009      2010     2011     2012    Thereafter
                           --------   -------   -------   -------   ------   ------   ----------
Contractual obligations:
   Operating leases        $327,015   $35,178   $29,033   $17,874   $9,277   $4,568    $231,085
   Other                     11,403     3,340     3,213     2,550      450      450       1,400
                           --------   -------   -------   -------   ------   ------    --------
   Total                   $338,418   $38,518   $32,246   $20,424   $9,727   $5,018    $232,485
                           ========   =======   =======   =======   ======   ======    ========

"Other" includes commitments under various advertising and charitable contribution agreements totaling $10.0 million and $1.4 million, respectively, at March 31, 2007. There are no long term debt obligations, capital lease obligations or purchase obligations.

Off-Balance Sheet Arrangements

We currently do not have any off balance sheet or non-consolidated special purpose entity arrangements as defined by the applicable SEC rules.

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

INTEREST RATE RISK

Exposure to market risk for changes in interest rates relates primarily to our cash investments and installment receivables. Derivative financial instruments are not a part of our investment strategy. Investments are placed with high quality issuers to preserve invested funds by limiting default and market risk. In addition, marketable debt securities and long term debt investments are classified as held-to-maturity which does not expose the consolidated statements of operations to fluctuations in interest rates.

The table below provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates (in thousands, except interest rate):

                                            Year Ended March 31,
                                            --------------------               Fair Value at
                                               2008       2009       Total    March 31, 2007
                                             --------   -------    --------   --------------
Cash Equivalents                             $260,681              $260,681      $260,681
   Average Interest Rate                         3.44%                 3.44%
   Average Interest Rate (tax equivalent)        3.65%                 3.65%
Investments                                  $107,062   $71,391    $178,453      $178,204
   Average Interest Rate                         3.60%     3.46%       3.00%
   Average Interest Rate (tax equivalent)        5.26%     5.32%       4.30%

We offer financing arrangements with installment payment terms in connection with our multi-year software sales. Installment accounts are generally receivable over a two to five year period. As of March 31, 2007, non-current accounts receivable amounted to $172.3 million, and are due approximately $114.6 million, $38.9 million, $16.7 million, $1.7 million and $400,000 in each of the years ending March 31, 2009 through 2013, respectively. The fair value of non-current accounts receivable is estimated by discounting the future cash flows using the current rate at which the Company would finance a similar transaction. At March 31, 2007, the fair value of such receivables is approximately $167.9 million. Each 100 basis point increase in interest rates would have an associated $1.2 million and $1.7 million negative impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2007 and 2006, respectively. Each 100 basis point decrease in interest rates would have an associated $1.3 million and $1.7 million positive impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2007 and 2006, respectively. A change in interest rates will have no impact on cash flows or net income associated with non-current accounts receivable.

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

We operate in certain countries in Latin America and Asia-Pacific where there are limited forward currency exchange markets. We also have non-U.S. subsidiaries with financial instruments that are not denominated in their reporting currency. At March 31, 2007, we performed a sensitivity analyses to assess the potential loss a 10% positive or negative change in foreign currency exchange rates would have on our income from operations. Based upon the analyses performed, such a change would not materially affect our consolidated financial position, results of operations or cash flows.

The table below provides information about our foreign exchange forward contracts at March 31, 2007. The table presents the value of the contracts in U.S. dollars at the contract maturity date and the fair value of the contracts at March 31, 2007 (dollars in thousands):

                       Contract   Maturity                 Forward          Fair
                        date in    date in   Contract    Position in      Value at
                         2007       2007       Rate     U.S. Dollars   March 31, 2007
                       --------   --------   --------   ------------   --------------
Forward Sales
   South Africa        March 30   April 30    7.3623       $   869         $   882
   Swiss Francs        March 30   April 30    1.2203           574             576
                                                           -------         -------
                                                             1,443           1,458
                                                           =======         =======
Forward Purchases
   Australian Dollar   March 30   April 30    1.2356         9,955           9,953
   Canadian Dollar     March 30   April 30    1.1562         9,514           9,527
   Euro Dollar         March 30   April 30    0.7501        21,897          21,941
   Hong Kong Dollar    March 30   April 30    7.7987         6,283           6,271
   Singapore Dollar    March 30   April 30    1.5143           495             494
                                                           -------         -------
                                                           $48,144         $48,186
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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Compuware Corporation

Detroit, Michigan

We have audited the accompanying consolidated balance sheets of Compuware Corporation and subsidiaries (the "Company") as of March 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Compuware Corporation and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2006 the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 24, 2007, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Detroit, Michigan
May 24, 2007

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND 2006
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                    NOTES      2007         2006
                                                    -----   ----------   ----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                $  260,681   $  612,062
   Investments                                          3      107,062      265,131
   Accounts receivable, net                                    420,774      418,745
   Deferred tax asset, net                             12       33,392       32,015
   Income taxes refundable, net                                 58,266       77,956
   Prepaid expenses and other current assets                    41,019       24,455
   Buildings - held for sale                            4                    14,816
                                                            ----------   ----------
      Total current assets                                     921,194    1,445,180
                                                            ----------   ----------
INVESTMENTS                                             3       71,391       32,149
                                                            ----------   ----------
PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                        4      385,227      395,653
                                                            ----------   ----------
CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION                                         8       72,276       61,918
                                                            ----------   ----------
OTHER:
   Accounts receivable                                         172,255      206,964
   Goodwill                                           2,8      353,682      320,082
   Deferred tax asset, net                             12       15,987       13,983
   Other assets                                       5,8       37,400       35,039
                                                            ----------   ----------
      Total other assets                                       579,324      576,068
                                                            ----------   ----------
TOTAL ASSETS                                                $2,029,412   $2,510,968
                                                            ==========   ==========

                                                    NOTES      2007         2006
                                                    -----   ----------   ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                         $   27,713   $   24,468
   Accrued expenses                                     7       99,651       98,015
    Accrued income tax reserve                         12       11,555       37,819
   Accrued bonuses and commissions                              30,764       34,756
   Deferred revenue                                            359,688      350,349
                                                            ----------   ----------
      Total current liabilities                                529,371      545,407
DEFERRED REVENUE                                               321,881      343,246
ACCRUED EXPENSES                                        7       11,346       17,244
DEFERRED TAX LIABILITY, NET                            12       34,666       25,572
                                                            ----------   ----------
      Total liabilities                                        897,264      931,469
                                                            ----------   ----------
COMMITMENTS AND CONTINGENCIES                          14
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value -  authorized
      5,000,000 shares                                 10
   Common stock, $.01 par value - authorized
      1,600,000,000 shares; issued and outstanding
      303,031,787 and 377,903,799 shares in 2007
      and 2006, respectively                        10,15        3,030        3,779
   Additional paid-in capital                                  673,660      763,420
   Retained earnings                                           444,159      805,781
   Accumulated other comprehensive income                       11,299        6,519
                                                            ----------   ----------
      Total shareholders' equity                             1,132,148    1,579,499
                                                            ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $2,029,412   $2,510,968
                                                            ==========   ==========

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2007, 2006 AND 2005
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           NOTES      2007         2006         2005
                                                           -----   ----------   ----------   ----------
REVENUES:
   Software license fees                                           $  283,412   $  296,650   $  305,189
   Maintenance fees                                                   457,594      433,596      425,310
   Professional services fees                                         471,996      475,115      501,340
                                                                   ----------   ----------   ----------
      Total revenues                                                1,213,002    1,205,361    1,231,839
                                                                   ----------   ----------   ----------
OPERATING EXPENSES:
   Cost of software license fees                                       28,581       23,262       27,293
   Cost of maintenance fees                                            41,533       41,687       42,128
   Cost of professional services                                      420,729      417,485      444,996
   Technology development and support                                 114,071       96,858      111,258
   Sales and marketing                                                281,730      288,162      319,940
   Administrative and general                                         193,578      190,538      199,628
                                                                   ----------   ----------   ----------
      Total operating expenses                                      1,080,222    1,057,992    1,145,243
                                                                   ----------   ----------   ----------
INCOME FROM OPERATIONS                                                132,780      147,369       86,596
                                                                   ----------   ----------   ----------
OTHER INCOME (EXPENSE)
   Interest income                                                     39,427       35,705       22,252
   Settlement                                                14        10,598       10,603
   Gain on sale of investment in partially owned company      5        11,250
   Other                                                      5          (998)      (2,217)      (2,623)
                                                                   ----------   ----------   ----------
      Other income, net                                                60,277       44,091       19,629
                                                                   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES                                            193,057      191,460      106,225
INCOME TAX PROVISION                                         12        34,965       48,500       29,743
                                                                   ----------   ----------   ----------
NET INCOME                                                         $  158,092   $  142,960   $   76,482
                                                                   ==========   ==========   ==========
Basic and diluted earnings per share                         11    $     0.45   $     0.37   $     0.20
                                                                   ==========   ==========   ==========

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2007, 2006 AND 2005
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        Accumulated
                                              Common Stock     Additional                  Other          Total
                                          -------------------    Paid-In    Retained   Comprehensive  Shareholders'  Comprehensive
                                             Shares    Amount    Capital    Earnings       Income         Equity         Income
                                          -----------  ------  ----------  ----------  -------------  -------------  -------------
BALANCE AT APRIL 1, 2004                  385,343,692  $3,853   $ 722,206  $  681,115     $ 6,417      $1,413,591
   Net income                                                                  76,482                      76,482      $ 76,482
   Foreign currency translation, net of
      tax                                                                                   3,510           3,510         3,510
                                                                                                                       --------
      Comprehensive income                                                                                             $ 79,992
                                                                                                                       ========
   Issuance of common stock                 2,536,030      26      13,154                                  13,180
   Acquisition tax benefits                                         6,986                                   6,986
   Exercise of employee stock options
      and related tax benefit (Note 15)       523,732       5       2,401                                   2,406
                                          -----------  ------   ---------   ---------     -------      ----------
BALANCE AT MARCH 31, 2005                 388,403,454   3,884     744,747     757,597       9,927       1,516,155
   Net income                                                                 142,960                     142,960      $142,960
   Unrealized loss on marketable
      securities, net of tax                                                                  (71)            (71)          (71)
   Foreign currency translation, net of
      tax                                                                                  (3,337)         (3,337)       (3,337)
                                                                                                                       --------
      Comprehensive income                                                                                             $139,552
                                                                                                                       ========
   Issuance of common stock and related
      tax benefit                           1,368,967      14       9,463                                   9,477
   Repurchase of common stock             (14,941,279)   (149)    (29,214)    (94,641)                   (124,004)
   Acquisition tax benefits                                        20,783                                  20,783
   Exercise of employee stock options
      and related tax benefit (Note 15)     3,072,657      30      17,369        (135)                     17,264
   Other                                                              272                                     272
                                          -----------  ------   ---------   ---------     -------      ----------
BALANCE AT MARCH 31, 2006                 377,903,799   3,779     763,420     805,781       6,519       1,579,499
   Net income                                                                 158,092                     158,092      $158,092
   Unrealized loss on marketable
      securities, net of tax                                                                   71              71            71
   Foreign currency translation, net of
      tax                                                                                   4,709           4,709         4,709
                                                                                                                       --------
      Comprehensive income                                                                                             $162,872
                                                                                                                       ========
   Issuance of common stock and related
      tax benefit                             599,442       6       4,737                                   4,743
   Repurchase of common stock             (82,301,156)   (823)   (171,878)   (511,214)                   (683,915)
   Acquisition tax benefits                                         5,257                                   5,257
   Exercise of employee stock options
      and related tax benefit (Note 15)     6,829,702      68      62,692      (8,500)                     54,260
   Stock option compensation                                        9,432                                   9,432
                                          -----------  ------   ---------   ---------     -------      ----------
BALANCE AT MARCH 31, 2007                 303,031,787  $3,030   $ 673,660   $ 444,159     $11,299      $1,132,148
                                          ===========  ======   =========   =========     =======      ==========

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2007, 2006 AND 2005
(IN THOUSANDS)

                                                                                  2007        2006        2005
                                                                               ---------   ---------   ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                                  $ 158,092   $ 142,960   $  76,482
   Adjustments to reconcile net income to cash provided by
      operations:
      Depreciation and amortization                                               55,026      50,193      56,388
      Gain on sale of investment in partially owned company                      (11,250)
      Building impairment                                                                      6,702
      Issuance of common stock to Employee Stock Ownership Trust                     200                   4,872
      Acquisition tax benefits                                                     5,257      20,783       6,986
      Stock option compensation                                                    9,432
      Deferred income taxes                                                        6,953      23,057      27,731
      Other                                                                         (208)      6,274       3,189
      Net change in assets and liabilities, net of effects from
         acquisitions and currency fluctuations:
         Accounts receivable                                                      61,202      58,972     (32,614)
         Prepaid expenses and other current assets                               (13,857)        187      (2,307)
         Other assets                                                             (1,211)     (1,767)      2,346
         Accounts payable and accrued expenses                                   (46,483)     (6,722)    (25,110)

         Deferred revenue                                                        (38,448)    (30,366)    122,316
         Income taxes                                                             20,027     (40,548)      2,008
                                                                               ---------   ---------   ---------
            Net cash provided by operating activities                            204,732     229,725     242,287
                                                                               ---------   ---------   ---------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Purchase of:
      Businesses, net of cash acquired                                           (51,818)    (42,896)   (104,993)
      Property and equipment                                                     (18,590)    (14,480)    (28,702)
      Capitalized software                                                       (21,457)    (20,894)    (19,299)
   Proceeds from sale of property                                                 15,466
   Proceeds from sale of investment in partially owned company                    11,250
   Investments:
      Proceeds                                                                   495,371     450,865     208,427
      Purchases                                                                 (376,387)   (380,922)   (267,740)
                                                                               ---------   ---------   ---------
            Net cash provided by (used in) investing activities                   53,835      (8,327)   (212,307)
                                                                               ---------   ---------   ---------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options including excess tax benefits      54,364      13,590       1,772
   Employee contribution to stock purchase plans                                   4,635       8,902       8,288
   Repurchase of common stock                                                   (676,757)   (124,004)
                                                                               ---------   ---------   ---------
            Net cash provided by (used in) financing activities                 (617,758)   (101,512)     10,060
                                                                               ---------   ---------   ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            7,810      (5,511)      2,731
                                                                               ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (351,381)    114,375      42,771
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   612,062     497,687     454,916
                                                                               ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $ 260,681   $ 612,062   $ 497,687
                                                                               =========   =========   =========

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2007, 2006 AND 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Compuware Corporation (the "Company" or "Compuware") develops, markets and supports an integrated set of systems software products designed to improve the effectiveness of information technology ("IT") organizations in application delivery, service management and IT portfolio management. In addition, the Company's professional services include business systems analysis, design, communication, programming and implementation as well as software conversion and systems planning and consulting. The Company's products and services are offered worldwide across a broad spectrum of technologies, including mainframe and distributed systems platforms.

Basis of Presentation - The consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries after elimination of all intercompany balances and transactions. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders' equity and the disclosure of contingencies at March 31, 2007 and 2006 and the results of operations for the years ended March 31, 2007, 2006 and 2005. While management has based their assumptions and estimates on the facts and circumstances existing at March 31, 2007, final amounts may differ from estimates.

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

The Company offers flexibility to customers purchasing licenses for its products and related maintenance. Terms of these transactions range from standard perpetual license sales that include one year of maintenance to large multi-year (generally two to five years), multi-product contracts. The Company allows deferred payment terms on multi-year contracts, with installments collectible over the term of the contract. Based on the Company's successful collection history for deferred payments, the license fee portion of the receivable is discounted to its net present value and recognized as discussed above. The discount is recognized as interest income over the term of the receivable, and amounted to

$5.2 million, $6.7 million and $8.2 million for fiscal 2007, 2006 and 2005, respectively. At March 31, 2007, current accounts receivable includes installments on multi-year contracts totaling $225.0 million due within the year ending March 31, 2008. Non-current accounts receivable at March 31, 2007 amounted to $172.3 million, and approximately $114.6 million, $38.9 million, $16.7 million, $1.7 million and $400,000 are due in each of the years ending March 31, 2009 through 2013, respectively.

Maintenance fees - The Company's maintenance agreements provide for technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released during the maintenance period. Maintenance is included with all license agreements for up to one year and is renewable thereafter for an annual fee. Maintenance fees are deferred and recognized as revenue on a ratable basis over the maintenance period.

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

Deferred revenue - Deferred revenue consists primarily of maintenance fees related to the remaining term of maintenance agreements in effect at those dates. Deferred license fees and services fees are also included in deferred revenue for those contracts that are being recognized on a ratable basis. Commission costs associated with deferred revenue are also deferred. Long term deferred revenue at March 31, 2007 amounted to $321.9 million, of which approximately $183.8 million, $88.6 million, $31.1 million, $15.7 million and $2.7 million is expected to be recognized in each of the years ending March 31, 2009 through 2013, respectively.

Cash and Cash Equivalents - The Company considers all investments with an original maturity of three months or less to be cash equivalents.

Investments consist of municipal obligations, U.S. Treasury securities and tax free auction rate securities. Those investments that mature within one year from the balance sheet date are classified as current assets. The auction rate securities are classified as available-for-sale and are recorded at fair value based on market quotes. Net unrealized gains or losses associated with available-for-sale investments are recorded as a component of accumulated other comprehensive income. All other investments are classified as held-to-maturity and carried at amortized cost. The amortization of bond premiums and discounts is included in "interest income" in the consolidated statements of operations.

Allowance for Doubtful Accounts - The Company considers historical loss experience, including the need to adjust for current conditions, the aging of outstanding accounts receivable and information available related to specific customers when estimating the allowance for doubtful accounts. The allowance is reviewed and adjusted based on the Company's best estimates.

The following table summarizes the allowance for doubtful accounts and changes to the allowance during each of the years ended March 31, 2007, 2006 and 2005 (in thousands):

                                                                (1)
                                      Balance at   Charged    Charged                Balance at
Allowance for                          Beginning   Against   to Other       (2)        End of
Doubtful Accounts:                     of Period    Income   Accounts   Deductions     Period
-----------------------------------   ----------   -------   --------   ----------   ----------
Year ended March 31, 2007               $12,263    $ 1,168     $ 15       $4,516       $ 8,930
Year ended March 31, 2006                18,084        162        9        5,992        12,263
Year ended March 31, 2005                22,565     (2,393)     300        2,388        18,084

(1)  Allowance for doubful accounts related to recent acquisitions.

(2) Write-off of uncollectible accounts, product maintenance cancellations and service cost overruns.

The decreases of $3.3 million from March 31, 2006 to March 31, 2007 and $5.8 million from March 31, 2005 to March 31, 2006 were primarily due to write-offs of customer accounts receivable balances that were reserved for in prior years and for which the inability to collect became certain during the respective fiscal years.

Property and Equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which are generally estimated to be 40 years for buildings and three to ten years for furniture and fixtures, computer equipment and software. Leasehold improvements are amortized over the term of the lease, or the estimated life of the improvement, whichever is less. Depreciation and amortization of property and equipment totaled $28.4 million, $29.3 million and $31.9 million for the years ended March 31, 2007, 2006 and 2005, respectively.

Capitalized Software includes the costs of purchased and internally developed software products and is stated at the lower of unamortized cost or net realizable value in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Net purchased software included in capitalized software at March 31, 2007 and 2006 is $20.9 million and $15.5 million, respectively.

Capitalization of internally developed software products begins when technological feasibility of the product is established. Technology development and support includes primarily the costs of programming personnel associated with product development and support net of amounts capitalized. Total technology development and support costs incurred internally and capitalized by the Company for the years ended March 31, 2007, 2006 and 2005 were as follows (in thousands):

                                                            Year Ended March 31,
                                                       ------------------------------
                                                         2007       2006       2005
                                                       --------   --------   --------
Technology development and support costs incurred      $135,455   $117,124   $130,575
Capitalized technology development and support costs    (21,384)   (20,266)   (19,317)
                                                       --------   --------   --------
Technology development and support costs reported      $114,071   $ 96,858   $111,258
                                                       ========   ========   ========

The amortization for both internally developed and purchased software products is computed on a product-by-product basis. Capitalized software is reviewed for impairment each balance sheet date. The annual amortization is the greater of the amount computed using (a) the ratio of current gross revenues compared with the total of current and anticipated future revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Amortization begins when the product is available for general release to customers. The amortization period for capitalized software is generally five years. Capitalized software amortization amounted to $22.4 million, $18.2 million and $22.4 million in fiscal 2007, 2006 and 2005, respectively, which is primarily included in "cost of software license fees" in the consolidated statements of operations.

Goodwill and Other Intangibles - Goodwill for each operating segment and those intangible assets with indefinite lives are tested for impairment annually and/or when events or circumstances indicate that their fair value may have been reduced below carrying value. The Company evaluated its goodwill as of March 31, 2007 and 2006 and determined there was no impairment.

Fair Value of Financial Instruments - The carrying value of cash equivalents, current accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments. At March 31, 2007, the fair value of non-current receivables is approximately $167.9 million compared to the carrying amount of $172.3 million. At March 31, 2006, the fair value of non-current receivables was approximately $202.4 million compared to the carrying amount of $207.0 million. Fair value is estimated by discounting the future cash flows using the current rate at which the Company would finance a similar transaction.

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

Foreign Currency Transactions and Derivatives - Gains and losses from foreign currency transactions are included in the determination of net income. To partially offset the risk of future currency fluctuations on balances due to or from foreign subsidiaries, the Company enters into foreign exchange contracts to sell or buy currencies at specified rates on specific dates. Market value gains and losses on these contracts are recognized, offsetting foreign exchange gains or losses on foreign receivables or payables. The Company does not use foreign exchange contracts to hedge anticipated transactions. The net foreign currency transaction gain (loss) was $(5.9) million, $1.0 million and $(1.7) million for the years ended March 31, 2007, 2006 and 2005, respectively. These amounts are included in "administrative and general" in the consolidated statements of operations.

At March 31, 2007, the Company had contracts maturing through April 2007 to sell $1.4 million and purchase $48.1 million in foreign currencies. At March 31, 2006, the Company had contracts maturing through April 2006 to sell $7.5 million and purchase $35.7 million in foreign currencies.

Stock-Based Compensation - Effective April 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for fiscal 2007 includes compensation expense for all stock-based compensation awards ("awards") granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation"

("SFAS 123"). Stock-based compensation expense for all awards granted after April 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of five years. In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). See Note 15 to the consolidated financial statements for a further discussion on stock-based compensation including the impact on net income during the period.

Prior to the adoption of SFAS 123(R), the Company measured compensation expense for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Awards were granted at current market prices at the date of grant. Therefore, no compensation cost was recognized for the Company's fixed stock option plans or its stock purchase plans. The Company applied the disclosure provisions of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", as if the fair-value-based method had been applied in measuring compensation expense. If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for fiscal 2006 and 2005 consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except earnings per share data):

                                                  Year Ended
                                                  March 31,
                                             -------------------
                                               2006       2005
                                             --------   --------
Net income:
   As reported                               $142,960   $ 76,482
   Compensation cost, net of tax               (8,990)   (29,912)
                                             --------   --------
   Pro forma                                 $133,970   $ 46,570
                                             ========   ========
Earnings per share:
   As reported:
      Basic and diluted earnings per share   $   0.37   $   0.20
   Pro forma:
      Basic and diluted earnings per share       0.35       0.12

The weighted average fair value of stock options granted in the years ended March 31, 2006 and 2005 and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

                                                       Year Ended
                                                       March 31,
                                                     -------------
                                                      2006    2005
                                                     -----   -----
Expected volatility                                   73.9%   47.8%
Risk-free interest rate                                3.7%    3.9%
Expected lives at date of grant (in years)             5.1     5.0
Weighted average fair value of the options granted   $4.47   $3.48

Dividend yields were not a factor, as the Company has never issued cash dividends.

Effective April 1, 2006, the Company modified the terms of the international and domestic employee stock purchase plans eliminating the option component associated with the plan and increasing the purchase price from 85% to 95% of the last day's average high and low price for each offering period consistent with the non-compensatory requirements of SFAS 123(R). The fair value of the option component of the employee purchase plan shares purchased prior to April 2006 was estimated using the Black-Scholes model with assumptions comparable to the stock option plans above. The weighted-average fair value of the purchase rights granted in fiscal 2006 and 2005 were $1.47 and $1.21 per share, respectively.

Earnings Per Share ("EPS") - Basic EPS is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding.

Business Segments - The Company's reporting segments are products and professional services that are comprised of multiple operating segments. The Company provides software products and professional services that help information technology professionals of the world's largest IT organizations efficiently develop, implement and support the applications that run their businesses.

Recently Issued Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (R) that requires companies to expense the value of employee stock options and other forms of stock-based compensation effective for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 123(R) using the modified prospective method in the first quarter of fiscal 2007.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). This Statement became effective for accounting changes and corrections of errors made in fiscal 2007 and beyond. The adoption of SFAS No. 154 did not have a material effect on the Company's consolidated results of operations and financial position.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force ("EITF") Issue No. 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement" ("EITF 06-03"). The scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently records all such taxes on a net basis in its consolidated statements of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109". This Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained on its merits if audited and challenged. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. This Interpretation will be applicable for the Company beginning April 1, 2007. The Company will be required to apply the provisions of this Interpretation to all tax positions upon initial adoption with any cumulative effect to be recognized as an adjustment to retained earnings. Upon application, management estimates that a cumulative effect of less than $5.0 million will be required to account for potential tax detriments not previously recognized under historical practice.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115," which permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. This Statement is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating if it will elect the fair value option for any of the Company's eligible financial instruments.

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

Reclassification - The Company presented cost of maintenance fees as a separate line in the consolidated statements of operations during fiscal 2007. As a result, the fiscal 2006 and 2005 financial statements have been reclassified to conform to the fiscal 2007 presentation. This reclassification does not affect net income.

2. ACQUISITIONS

Acquisitions are accounted for using the purchase method in accordance with SFAS No. 141, "Business Combinations" and, accordingly, the assets and liabilities acquired are recorded at fair value as of the acquisition date.

In January 2007, the Company acquired Proxima Technology Group, Inc. ("Proxima") for approximately $37.3 million in cash. Proxima is a privately held provider of the Centauri product that complements our Vantage product line by giving customers the ability to manage service delivery from a business perspective. The purchase price exceeded the fair value of the acquired assets and liabilities by $19.9 million which was recorded to goodwill. Intangible assets subject to amortization totaled $9.9 million, of which $6.2 million and $3.0 million related to purchased software and customer relationships, respectively, each with a useful life of five years. The remaining intangible assets subject to amortization have useful lives of up to two years.

In April 2006, the Company acquired SteelTrace Limited, a privately held provider of requirements management products that align application delivery to business needs through a structured, visual approach to the management of enterprise application requirements, for approximately $20.7 million in cash. The purchase price exceeded the fair value of the acquired assets and liabilities by $14.2 million which was recorded to goodwill. Intangible assets subject to amortization totaled $6.7 million of which $4.8 million and $1.5 million related to purchased software and customer relationships, respectively, with a useful life of five and three years, respectively. The remaining intangible assets subject to amortization have a useful life of one year.

In March 2006, the Company acquired ProviderLink Technologies ("ProviderLink"), a privately held company that offers technology that improves efficiency in the sharing of healthcare information and records for approximately $12.0 million in cash. The purchase price exceeded the fair value of the acquired assets and liabilities by $8.2 million which was recorded to goodwill. Intangible assets subject to amortization totaled $3.5 million, of which $1.7 million and $1.6 million related to purchased software and customer relationships, respectively, each with a useful life of five years. The remaining intangible assets subject to amortization have a useful life of two years.

In May 2005, the Company acquired Adlex, Inc. ("Adlex"), a privately owned software company that helps companies manage the quality of service that business critical applications deliver to end users, for approximately $36.0 million in cash. The purchase price exceeded the fair value of the acquired assets and liabilities by $25.4 million which was recorded to goodwill. Intangible assets subject to amortization totaled $5.4 million, of which $3.5 million and $1.5 million related to purchased software and customer relationships, respectively, each with a useful life of five years. The remaining intangible assets subject to amortization have a useful life of two years.

In October 2004, the Company acquired certain assets and liabilities of DevStream Corporation ("DevStream"), a privately owned software company, for $9.8 million of which $1.8 million was based on a percentage of revenue generated from the DevStream products from the time of acquistion through December 31, 2006. The purchase price exceeded the fair value of the acquired assets and liabilities by $7.2 million, which was recorded to goodwill. Included in the acquisition was $2.7 million of purchased software which has a useful life of five years.

In May 2004, the Company acquired privately held Changepoint Corporation ("Changepoint"), a provider of IT Governance application software for approximately $100.0 million in cash. The purchase price exceeded the fair value of the acquired assets and liabilities by $71.3 million, which was recorded to goodwill. Intangible assets subject to amortization totaled $15.7 million of which $9.0 million and $5.2 million related to purchased software and customer relationships, respectively, each with a useful life of five years. The remaining intangible assets subject to amortization have a useful life of three years.

3. INVESTMENTS

A summary of securities at March 31, 2007 and 2006 is set forth below (in thousands):

                                                             Gross        Gross
                                              Amortized   Unrealized   Unrealized     Fair
March 31, 2007                                   Cost        Gains       Losses       Value
--------------                                ---------   ----------   ----------   --------
Held-to-maturity securities:
   Municipal obligations                       $167,617       $10         $260      $167,367
   U.S. Treasury securities and obligations
      of U.S. government agencies                10,836         1                     10,837
                                               --------       ---         ----      --------
      Total held-to-maturity                   $178,453       $11         $260      $178,204
                                               ========       ===         ====      ========
March 31, 2006
Held-to-maturity securities:
   Municipal obligations                       $130,288                   $409      $129,879
   U.S. Treasury securities and obligations
      of U.S. government agencies                51,975                     99        51,876
                                               --------                   ----      --------
      Total held-to-maturity                    182,263                    508       181,755
Available-for-sale:
   Tax free auction rate securities             115,130                    113       115,017
                                               --------                   ----      --------
Total investments                              $297,393                   $621      $296,772
                                               ========                   ====      ========

Scheduled maturities of securities classified as held-to-maturity at March 31, 2007 were as follows (in thousands):

                                                            Amortized     Fair
                                                               Cost       Value
                                                            ---------   --------
          Held-to-maturity
             Due in:
               2008                                          $107,062   $107,003
               2009                                            71,391     71,201
                                                             --------   --------
             Total                                           $178,453   $178,204
                                                             ========   ========

4. PROPERTY AND EQUIPMENT

Property and equipment, summarized by major classification, is as follows (in thousands):

                                                                  March 31,
                                                             -------------------
                                                               2007       2006
                                                             --------   --------
          Buildings and improvements                         $370,052   $369,210
          Leasehold improvements                               24,493     19,522
          Furniture and fixtures                               77,575     75,572
          Computer equipment and software                      78,759     73,826
                                                             --------   --------
                                                              550,879    538,130
          Less accumulated depreciation and
             amortization                                     165,652    142,477
                                                             --------   --------
          Total                                              $385,227   $395,653
                                                             ========   ========

Buildings held for sale as of March 31, 2006 with net book values of $14.8 million were sold during fiscal 2007 for approximately $15.4 million. During fiscal 2006, an impairment charge of $6.7 million related to one of the buildings was included in "administrative and general" in the consolidated statements of operations.

5. INVESTMENTS IN PARTIALLY OWNED COMPANIES

At March 31, 2007, the Company held a 33.3% interest in CareTech Solutions, Inc. ("CareTech").

CareTech provides information technology outsourcing for healthcare organizations including data, voice, applications and data center operations. This investment is accounted for under the equity method.

At March 31, 2007 and 2006, the Company's carrying value of its investments in and advances to CareTech was $16.4 million and $16.6 million, respectively. Included in the net investment at March 31, 2007 and 2006, is a note receivable with a basis of $10.4 million and $12.2 million, respectively, and accounts receivable due from CareTech of $4.8 million and $3.9 million, respectively. The note is payable in quarterly installments through January 2012 and bears interest at 5.25%.

The Company reviewed CareTech's financial situation at March 31, 2007 and concluded that no impairment charge or valuation allowance related to its investment in CareTech was warranted. For the years ended March 31, 2007, 2006 and 2005, the Company recognized income of $646,000, $679,000 and $784,000, respectively, from its investment in CareTech.

During fiscal 2007, the Company sold its 49% interest in ForeSee Results, Inc. ("ForeSee") which was incorporated in October 2001 to provide online customer satisfaction management. This investment was also accounted for under the equity method including consideration of EITF 98-13, "Accounting by an Equity Method Investor for Investee Losses When the Investor has Loans to and Investments in Other Securities of an Investee".

On March 30, 2007, the Company entered into a stock repurchase agreement whereby ForeSee purchased all of the common shares in ForeSee owned by the Company (4,410,000 common shares) for approximately $11.3 million in cash. The entire amount was recorded to "gain on sale of investment in partially owned company" in the consolidated statements of operations as the Company's equity investment in ForeSee was zero. As part of the transaction, a portion of the accrued interest on existing notes due the Company was paid, and the notes were modified to increase the interest rate to 10.25% and to extend the term of the notes so that $618,000 will become due (with interest) at March 30, 2009 and $5.6 million will become due (with interest) at March 30, 2012. The notes will be subordinate in payment rights to certain third party financing obtained by ForeSee in connection with the transaction. As of March 31, 2007, the carrying value of the notes was $3.3 million. The Company's prior obligation to make up to $367,000 in additional loans to ForeSee has been terminated.

At March 31, 2006, the Company's carrying value of its investments in and advances to ForeSee was $2.4 million. Included in the net investment at March 31, 2006 was notes receivable from ForeSee totaling $5.6 million with an adjusted basis of $2.2 million. During fiscal 2004, the Company's equity investment in ForeSee was reduced to zero. At that point, the Company began recording 100% of the losses sustained by ForeSee as a reduction to the Company's outstanding advances to ForeSee since the Company was uncertain whether the other shareholders were willing or able to sustain their share of the losses. For the years ended March 31, 2007, 2006 and 2005, the Company recognized income (loss) of $472,000, $(638,000) and $(1.2) million, respectively, from its investment in ForeSee in addition to the fiscal 2007 gain on the disposal of the common shares in ForeSee.

Professional services revenue for the years ended March 31, 2007, 2006 and 2005 included approximately $24.9 million, $23.0 million and $20.5 million, respectively, from services provided to CareTech customers on a subcontractor basis. Professional services revenue for the years ended March 31, 2007, 2006 and 2005 included approximately $334,000, $698,000 and $844,000, respectively, from services provided to ForeSee.

6. RELATED PARTY TRANSACTIONS

The Company sells and purchases products and services to and from companies associated with certain officers or directors of the Company.

G. Scott Romney, Director of the Company, is a partner in the law firm of Honigman Miller Schwartz and Cohn LLP ("Honigman"). For the years ended March 31, 2007, 2006 and 2005, fees for legal services provided by Honigman to the Company were approximately $97,000, $498,000 and $2.9 million, respectively. These costs are included in "administrative and general" in the consolidated statements of operations.

Dennis W. Archer, Director of the Company, is a partner in the law firm of Dickinson Wright PLLC ("Dickinson"). For the years ended March 31, 2007, 2006 and 2005, fees for legal services provided by Dickinson to the Company were approximately $134,000, $107,000 and $291,000, respectively. These costs are included in "administrative and general" in the consolidated statements of operations.

Peter Karmanos, Jr., Chairman of the Board, is a shareholder of Compuware Sports Corporation ("CSC"). CSC operates an amateur hockey program in Southeastern Michigan. On September 8, 1992, the Company entered into a Promotion Agreement with CSC to promote the Company's business. The promotion agreement automatically renews each year, unless terminated with 60 days prior notice by either party. Advertising costs related to this agreement were approximately $840,000 for each of the years ended March 31, 2007, 2006 and 2005. These costs are included in "sales and marketing" in the consolidated statements of operations.

Peter Karmanos, Jr. and a partner control the entities that own and/or manage various sports arenas. The Company entered into an advertising agreement with one arena to promote the Company's business, including the right to name the arena "Compuware Arena". The Company also rents suites and places advertising at the arenas. Total costs related to these agreements were approximately $627,000, $376,000 and $415,000 for the years ended March 31, 2007, 2006 and 2005, respectively. These costs are included in "sales and marketing" in the consolidated statements of operations.

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

The following table summarizes the restructuring accrual and charges against the accrual during fiscal 2005, 2006 and 2007 (in thousands):

                              Employee    Facilities Costs               Total
                            Termination   (Primarily Lease           Restructuring
                              Benefits      Abandonments)    Other       Charge
                            -----------   ----------------   -----   -------------
Balance at April 1, 2004       $107           $13,488         $ 11      $13,606
Paid during year ended
   March 31, 2005               (82)           (2,695)          (1)      (2,778)
                               ----           -------         ----      -------
Accrual at March 31, 2005        25            10,793           10       10,828
Paid during year ended
   March 31, 2006               (21)           (2,529)                   (2,550)
Adjustment                       (4)           (2,314)         (10)      (2,328)
                               ----           -------         ----      -------
Accrual at March 31, 2006                       5,950                     5,950
Paid during year ended
   March 31, 2007                              (1,748)                   (1,748)
Adjustment                                     (1,783)                   (1,783)
                               ----           -------         ----      -------
Accrual at March 31, 2007      $              $ 2,419         $         $ 2,419
                               ====           =======         ====      =======

During the year ended March 31, 2007 and 2006, the Company recorded a reduction of $1.8 million and $2.3 million, respectively, in the restructuring accrual related to subleases of abandoned lease space in excess of what was originally anticipated. These adjustments were included in "administrative and general" in the consolidated statements of operations.

Approximately $1.2 million and $4.1 million of the accrual related to facilities costs is included in "long term accrued expenses" in the consolidated balance sheets at March 31, 2007 and 2006, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

The components of the Company's intangible assets were as follows (in thousands):

                                                         March 31, 2007
                                          --------------------------------------------
                                          Gross Carrying    Accumulated   Net Carrying
                                              Amount       Amortization      Amount
                                          --------------   ------------   ------------
Unamortized intangible assets:
   Trademarks (1)                            $  5,865                        $ 5,865
                                             ========                        =======
Amortized intangible assets:
   Capitalized software (2)                  $328,957       $(256,681)       $72,276
   Customer relationship agreements (3)        13,827          (5,571)         8,256
   Non-compete agreements (3)                   2,794          (2,222)           572
   Other (4)                                    6,883          (5,900)           983
                                             --------       ---------        -------
Total amortized intangible assets            $352,461       $(270,374)       $82,087
                                             ========       =========        =======

                                                         March 31, 2006
                                          --------------------------------------------
                                          Gross Carrying    Accumulated   Net Carrying
                                              Amount       Amortization      Amount
                                          --------------   ------------   ------------
Unamortized intangible assets:
   Trademarks (1)                            $  5,853                        $ 5,853
                                             ========                        =======
Amortized intangible assets:
   Capitalized software (2)                  $295,996       $(234,078)       $61,918
   Customer relationship agreements (3)         9,235          (2,935)         6,300
   Non-compete agreements (3)                   2,057          (1,164)           893
   Other (4)                                    6,381          (5,091)         1,290
                                             --------       ----------       -------
Total amortized intangible assets            $313,669       $(243,268)       $70,401
                                             ========       ==========       =======

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

Amortization expense of intangible assets for the years ended March 31, 2007, 2006 and 2005 was $26.6 million, $20.9 million, and $24.5 million, respectively. Annual amortization expense, based on identified intangible assets at March 31, 2007, is expected to be as follows (in thousands):

                                             Year Ended March 31,
                         -----------------------------------------------------------
                           2008      2009      2010      2011     2012    Thereafter
                         -------   -------   -------   -------   ------   ----------
Capitalized software     $22,115   $20,280   $15,115   $10,144   $4,354      $268
Customer relationships     2,516     2,516     1,568     1,205      451
Non-compete agreements       322       250
Other                        488       330       165
                         -------   -------   -------   -------   ------      ----
Total                    $25,441   $23,376   $16,848   $11,349   $4,805      $268
                         =======   =======   =======   =======   ======      ====

The Company evaluated its goodwill at March 31, 2007 and 2006 and determined there was no impairment in either fiscal year. Changes in the carrying amounts of goodwill for the years ended March 31, 2007 and 2006 are as follows (in thousands):

                                                          Products   Services     Total
                                                          --------   --------   --------
Goodwill:
   Balance at March 31, 2005, net                         $152,044   $141,347   $293,391
   Acquisitions                                             33,561                33,561
   Adjustment to previously recorded purchase price (1)     (6,705)               (6,705)
   Effect of foreign currency translation                       10       (175)      (165)
                                                          --------   --------   --------
   Balance at March 31, 2006, net                         $178,910   $141,172   $320,082
   Acquisitions                                             34,087                34,087
   Adjustment to previously recorded purchase price (1)     (1,063)        68       (995)
   Effect of foreign currency translation                       13        495        508
                                                          --------   --------   --------
   Balance at March 31, 2007, net                         $211,947   $141,735   $353,682
                                                          ========   ========   ========

(1) At the time of certain acquisitions, the Company treated amounts associated with prior acquisitions as a contingent liability for tax purposes and reduced the basis of tax amortizable goodwill for these amounts not recognized for tax purposes creating a deferred tax liability ("DTL"). It became evident in fiscal 2006 that no tax adjustments will be made to the Company's treatment of these amounts, therefore the DTL will not be realized and $5.3 million was reversed against goodwill. The remaining adjustment to goodwill in fiscal 2006 and the adjustment in fiscal 2007 primarily relates to tax adjustments for Changepoint that resulted from the completion of audits of tax years prior to the acquisition.

9. DEBT

The Company has no long term debt.

The Company holds a $100 million revolving credit facility. On July 27, 2006, the Company amended the credit agreement extending the maturity to July 26, 2007. The amended credit agreement eliminated the liquidity and net worth covenants and no longer restricts merger and acquisition activity when the Company is the continuing or surviving entity. Interest is payable at 1% over the Eurodollar rate or at the prime rate (8.25% at March 31, 2007), at the Company's option. No borrowings have occurred under this facility.

The Company incurs interest expense primarily related to the accrual for certain abandoned leases. Cash paid for interest totaled approximately $1.9 million, $2.0 million and $2.0 million for the years ended March 31, 2007, 2006 and 2005, respectively.

10. CAPITAL STOCK

Preferred Stock Purchase Rights - The Company entered into a Rights Agreement with Equiserve Trust Company, N.A., now known as Computershare Trust Company N.A., as Rights Agent, in October 2000 (as subsequently amended, the "rights plan"). The rights plan was adopted to discourage abusive, undervalued and other undesirable attempts to acquire control of the Company by making acquisitions of control that are not approved by the Company's Board of Directors economically undesirable for the acquiror. Pursuant to the rights plan, each share of the Company's common stock has attached to it one right, which initially represents the right to purchase one two-thousandth of a share of Series A Junior Participating Preferred Stock (a right) for $40. The rights are not exercisable until (1) the first public announcement that a person or group has acquired, or obtained the right to acquire, except under limited circumstances, beneficial ownership of 20% or more of the outstanding common stock; or (2) the close of business on the tenth business day (or such later date as the Company's Board of Directors may determine) after the commencement of a tender or exchange offer the consummation of which would result in a person or group becoming the beneficial owner of 20% or more of the outstanding common stock. If a person becomes a beneficial owner of 20% or more of the outstanding common stock, each right converts into a right to purchase multiple shares of common stock of the Company, or in certain circumstances securities of the acquirer, at a 50% discount from the then current market value. In connection with the rights plan, the Company has designated 800,000 shares of its 5,000,000 shares of authorized but unissued Preferred Stock as "Series A Junior Participating Preferred Stock." The rights are redeemable for a specified period at a price of $0.001 per right and expire on May 9, 2009, unless extended or earlier redeemed by the Board of Directors.

Stock Repurchase Plans - The Company's Board of Directors has authorized the repurchase of the Company's common stock under two plans, the "Discretionary Plan" and the "10b5-1 Plan".

Under the Discretionary Plan, the Board of Directors has authorized management to regularly evaluate market conditions for an opportunity to repurchase common stock at its discretion within the parameters established by the Board. The authorizations and repurchases under this plan were as follows (in thousands):

                             Shares Acquired   Balance Remaining
                              During Fiscal        for Future
     Date         Amount     ---------------      Purchases at
  Authorized    Authorized    2006     2007      March 31, 2007
-------------   ----------   ------   ------   -----------------
May 2003         $125,000    14,941
April 2006        125,000             17,631
August 2006       300,000             36,169
December 2006     200,000             10,504       $103,510

There were no Company shares repurchased under this plan in 2005.

The Company entered into the 10b5-1 Plan in December 2006 to repurchase up to
34.0 million shares of the Company's common stock subject to price, volume and timing restraints set forth in the plan pursuant to Rule 10b5-1(c) of the Securities Exchange Act of 1934. The 10b5-1 Plan allows the repurchase of common stock at times when the Company might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company has the authority under the terms and limitations specified in the plan to repurchase shares on behalf of the Company. As of March 31, 2007, the Company had repurchased 18.0 million shares for an aggregate $162.4 million under the 10b5-1 Plan of which $7.2 million was paid subsequent to March 2007. Approximately 16.0 million shares remained authorized for future repurchases. The Company may terminate the plan at any time.

11. EARNINGS PER COMMON SHARE

Earnings per common share data were computed as follows (in thousands, except for per share data):

                                                     Year Ended March 31,
                                                ------------------------------
                                                  2007       2006       2005
                                                --------   --------   --------
Basic earnings per share:
Numerator: Net income                           $158,092   $142,960   $ 76,482
                                                --------   --------   --------
Denominator:
   Weighted-average common shares outstanding    350,213    385,147    386,701
                                                --------   --------   --------
Basic earnings per share                        $   0.45   $   0.37   $   0.20
                                                ========   ========   ========
Diluted earnings per share:
Numerator: Net income                           $158,092   $142,960   $ 76,482
                                                --------   --------   --------
Denominator:
   Weighted-average common shares outstanding    350,213    385,147    386,701
   Dilutive effect of stock options                  754      2,422      1,800
                                                --------   --------   --------
   Total shares                                  350,967    387,569    388,501
                                                --------   --------   --------
Diluted earnings per share                      $   0.45   $   0.37   $   0.20
                                                ========   ========   ========

During the years ended March 31, 2007, 2006 and 2005, stock options to purchase approximately 33,608,000, 38,231,000 and 58,492,000 shares, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

12. INCOME TAXES

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows (in thousands):

                                                     March 31,
                                                -------------------
                                                  2007       2006
                                                --------   --------
Deferred tax assets:
   Deferred maintenance                         $ 21,907   $ 12,853
   Amortization of intangible assets              42,121     29,949
   Accrued expenses                               22,987     21,722
   U.S. tax credit carryforwards                  20,025     28,050
   Net operating loss carryforwards               12,150     12,415
   Other                                          14,880     16,743
                                                --------   --------
                                                 134,070    121,732
   Less valuation allowance                        4,029      2,966
                                                --------   --------
      Net deferred tax assets                    130,041    118,766
   Current portion                                36,430     33,032
                                                --------   --------
   Long term portion                            $ 93,611   $ 85,734
                                                ========   ========
Deferred tax liabilities:
   Amortization of intangible assets            $ 21,420   $ 18,010
   Capitalized research and development costs     18,357     16,232
   Depreciation                                   66,924     61,068
   Other                                           8,627      3,030
                                                --------   --------
      Total deferred tax liabilities             115,328     98,340
   Current portion                                 3,038      1,017
                                                --------   --------
   Long term portion                            $112,290   $ 97,323
                                                ========   ========

Income before income taxes and the income tax provision include the following (in thousands):

                                             Year Ended March 31,
                                        ------------------------------
                                          2007       2006       2005
                                        --------   --------   --------
Income before income taxes:
   U.S.                                 $172,819   $159,028   $ 82,115
   Foreign                                20,238     32,432     24,110
                                        --------   --------   --------
   Total income before income taxes     $193,057   $191,460   $106,225
                                        ========   ========   ========
Income tax provision
   Current:
      U.S. Federal                      $ 16,967   $  8,117   $  2,353
      Foreign                             11,265     14,934        747
      U.S. State                           2,434      2,055        294
                                        --------   --------   --------
   Total current tax provision            30,666     25,106      3,394
                                        --------   --------   --------
   Deferred:
      U.S. Federal                         6,165     22,763     19,287
      Foreign                             (3,024)     1,540      6,256
      U.S. State                           1,158       (909)       806
                                        --------   --------   --------
   Total deferred tax provision            4,299     23,394     26,349
                                        --------   --------   --------
   Total income tax provision           $ 34,965   $ 48,500   $ 29,743
                                        ========   ========   ========

The Company's income tax expense differed from the amount computed on pre-tax income at the U.S. federal income tax rate of 35% for the following reasons (in thousands):

                                                   Year Ended March 31,
                                              -----------------------------
                                                2007       2006       2005
                                              --------   --------   -------
Federal income tax at statutory rates         $ 67,570   $ 67,011   $37,179
Increase (decrease) in taxes:
   State income taxes, net                       2,215      1,326       715
   Export sales benefit                         (2,954)    (3,088)   (7,676)
   Settlement of prior year tax matters (1)    (26,550)   (11,126)
   Taxes relating to foreign operations            992      6,948    (5,571)
   Tax credits                                  (5,060)    (4,698)    1,037
   Valuation allowance (2)                      (3,768)   (12,400)    5,870
   Other, net                                    2,520      4,527    (1,811)
                                              --------   --------   -------
Provision for income taxes                    $ 34,965   $ 48,500   $29,743
                                              ========   ========   =======

(1) During the quarter ended March 31, 2007, the Company reduced its income tax provision by $26.6 million for certain items related to settlements of prior year tax matters. Substantially all of the decrease concerns taxes related to foreign operations. Approximately $18.9 million of the reduction was driven by an agreement on issues that affected a special deduction and credits afforded to U.S. based taxpayers that generate income from sales to foreign customers. In addition, a reduction of $3.3 million was the result of an agreement regarding the proper character and timing of certain deductions. The remainder of the reduction is due primarily to interest.

     During the quarter ended March 31, 2006, the Company reduced its income tax provision by $11.1 million for certain items related to settlements of prior year tax matters. The Company concluded two separate Competent Authority proceedings resulting in a reduction to the Company's income tax provision of approximately $5.8 million. The remainder of the reduction was due primarily to taxes related to domestic operations, most notably the U.S. Research and Experimentation tax credit.

(2) During the quarter ended March 31, 2007, the Company released a valuation allowance related to the potential expiration of capital loss carryforwards in the amount of $2.9 million as a result of the sale of the Company's investment in ForeSee. In addition, the Company recognized approximately $900,000 related to operating losses in Brazil, which the Company now believes are more likely than not to be realized.

     During the quarter ended March 31, 2006, additional positive evidence became available to allow the Company to decrease its valuation allowance by $12.4 million. The decrease relates almost entirely to U.S. foreign tax credit carryforwards that during the fourth quarter of fiscal 2006 became more likely than not to be realized.

At March 31, 2007, the Company has foreign net operating loss carryforwards for income tax purposes of $8.5 million which expire as follows (in thousands):

Year ending March 31:
   2008                  $  190
   2015                      50
   2016                     100
   2017                      65
   2018                       3
Unlimited carryforward    8,129

The deferred tax asset for these foreign loss carryforwards has been reduced by a valuation allowance of $1.5 million.

For U.S. tax purposes, $2.5 million (expiring in fiscal 2008 through 2026) of net operating losses are available to reduce U.S. federal income taxes. In addition, $13.2 million (expiring in fiscal 2014 through 2015) of foreign tax credits are available to offset future U.S. federal income tax liabilities. Deferred tax assets related to charitable contribution and general business credit carryforwards are available to offset future U.S. federal income tax liabilities of $9.5 million (expiring in fiscal 2025 through 2027).

In addition, the Company has $45,000 (expiring in fiscal 2008) of tax credits in foreign jurisdictions available to offset future foreign income tax liabilities.

Cash paid for income taxes totaled $28.0 million, $35.0 million and $55,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

The Company has open tax years, from tax periods 1996 and forward, with various significant taxing jurisdictions, including the U.S., Brazil and the United Kingdom. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The Company has now concluded on nearly all matters with the U.S. Internal Revenue Service related to its examination for tax years 2000 through 2004. As of March 31, 2007 and 2006, the Company has a reserve of $11.6 million and $37.8 million, respectively, for those matters where the amount of loss is probable and estimable. The amount of the reserve is based on management's best estimate given the Company's history with similar matters and interpretations of current laws and regulations.

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

No single customer accounted for greater than 10% of total revenue during the years ended March 31, 2007, 2006 or 2005, or greater than 10% of accounts receivable at March 31, 2007 or 2006.

The Company evaluates the performance of its segments based primarily on operating profit before corporate expenses and other charges. The allocation of income taxes is not evaluated at the segment level. Financial information for the Company's business segments is as follows (in thousands):

                                          Year Ended March 31,
                                  ------------------------------------
                                     2007         2006         2005
                                  ----------   ----------   ----------
Revenues:
   Products:
      Mainframe                   $  484,807   $  502,931   $  526,743
      Distributed systems            256,199      227,315      203,756
                                  ----------   ----------   ----------
         Total products revenue      741,006      730,246      730,499
   Professional services             471,996      475,115      501,340
                                  ----------   ----------   ----------
Total revenues                    $1,213,002   $1,205,361   $1,231,839
                                  ==========   ==========   ==========
Income (loss) from operations:
   Products                       $  275,091   $  280,277   $  229,880
   Professional services              51,267       57,630       56,344
   Corporate expenses               (193,578)    (190,538)    (199,628)
                                  ----------   ----------   ----------
Income from operations               132,780      147,369       86,596
   Other income, net                  60,277       44,091       19,629
                                  ----------   ----------   ----------
Income before income taxes        $  193,057   $  191,460   $  106,225
                                  ==========   ==========   ==========

The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly such information is not provided.

Financial information regarding geographic operations is presented in the table below (in thousands):

                                            Year Ended March 31,
                                    ------------------------------------
                                       2007         2006         2005
                                    ----------   ----------   ----------
Revenues:
   United States                    $  800,585   $  797,059   $  836,420
   Europe and Africa                   301,556      308,730      299,616
   Other international operations      110,861       99,572       95,803
                                    ----------   ----------   ----------
Total revenues                      $1,213,002   $1,205,361   $1,231,839
                                    ==========   ==========   ==========

                                         March 31,
                                    -------------------
                                      2007       2006
                                    --------   --------
Long-lived assets:
   United States                    $681,128   $677,954
   Europe and Africa                  44,274     13,388
   Other international operations     85,783     86,311
                                    --------   --------
Total long-lived assets             $811,185   $777,653
                                    ========   ========

Long-lived assets are comprised of property, plant and equipment, goodwill and capitalized software.

14. COMMITMENTS AND CONTINGENCIES

The Company leases office space, equipment and land under various operating lease agreements extending through fiscal 2100. Total rent payments under these agreements were approximately $36.9 million, $35.0 million and $40.7 million, respectively, for the years ended March 31, 2007, 2006 and 2005. Certain of these leases contain provisions for renewal options and escalation clauses. The Company also has commitments under various advertising and charitable contribution agreements totaling $10.0 million and $1.4 million, respectively, at March 31, 2007. Total expense related to these agreements was approximately $3.5 million, $3.3 million and $6.4 million, respectively, for the years ended March 31, 2007, 2006 and 2005. The following is a schedule of future minimum commitments (in thousands):

                                           Payment Due by Period as of March 31,
                           ---------------------------------------------------------------------
                                                                                       2013 and
                             Total      2008      2009      2010     2011     2012    Thereafter
                           --------   -------   -------   -------   ------   ------   ----------
Contractual obligations:
   Operating leases        $327,015   $35,178   $29,033   $17,874   $9,277   $4,568    $231,085
   Other                     11,403     3,340     3,213     2,550      450      450       1,400
                           --------   -------   -------   -------   ------   ------    --------
   Total                   $338,418   $38,518   $32,246   $20,424   $9,727   $5,018    $232,485
                           ========   =======   =======   =======   ======   ======    ========

The Company also leases a portion of the new headquarters facility to retail tenants. The following is a schedule of future minimum lease income commitments (in thousands):

                                    Payment Due by Period as of March 31,
                            ------------------------------------------------------
                                                                         2013 and
                             Total   2008   2009   2010   2011   2012   Thereafter
                            ------   ----   ----   ----   ----   ----   ----------
Lease income commitments:
   Operating lease income   $7,190   $870   $848   $781   $714   $704     $3,273

Director Compensation - Effective April 1, 2002, the Board of Directors approved the 2002 Directors Phantom Stock Plan (the "Plan") for non-employee directors to provide increased incentive to make contributions to the long term growth of the Company, to align the interests of directors with the interests of shareholders, and to facilitate attracting and retaining directors of exceptional ability. The Plan provides for issuance of rights to receive the value of a share of the Company's common stock in cash upon vesting which occurs upon the retirement of the director from the Board. Phantom shares are granted automatically at the beginning of each fiscal year and at the discretion of the Board. As of March 31, 2007, approximately 461,000 phantom shares were outstanding. The expense incurred related to this program was approximately $1,906,000, $1,499,000 and $397,000 for the years ended March 31, 2007, 2006 and 2005, respectively, and is included in "administrative and general" in the consolidated statements of operations. Any fluctuation in the Company's stock price as quoted on the NASDAQ will result in a change to the expected payments under the Plan.

In May 2005, the Board of Directors authorized non-employee directors to defer receipt of all or a portion of their director's fees via a deferred compensation plan. As an alternative to a cash deferral, the plan allows non-employee directors to defer their cash compensation into deferred compensation stock units, which are based upon the price of Compuware's common stock. As of March 31, 2007, approximately 6,000 units were outstanding. No amounts were deferred under this plan during the year ended March 31, 2006.

Settlement - In March 2005, the Company settled all of its outstanding litigation with International Business Machines Corporation ("IBM"). Under the settlement agreement and subsequent clarifications, IBM and the Company entered into a business arrangement whereby IBM will purchase software licenses and maintenance from the Company valued at $140 million over five years ($20 million in fiscal 2006, $30 million in each of the following years.) During fiscal 2007 and 2006, IBM utilized $19.4 million and $9.4 million, respectively, of their license and maintenance commitment, resulting in an unused commitment balance of $10.6 million for each fiscal year. These amounts are reported as "settlement" in the consolidated statements of operations.

Legal Matters - The Company and one of its employees were parties to a libel lawsuit filed in April 2002 by two former employees titled Mary McCarthy O'Lee and Aidan O'Lee v. Compuware Corp., et al., Case No. 406409, Superior Court of the State of California, City and County of San Francisco. Plaintiffs alleged damages totaling $1 million. The case was tried to a jury in late June and early July 2005. The jury rendered a verdict against the Company and awarded plaintiffs a total of $1.15 million in compensatory and $10 million in punitive damages. On post-trial motions, the trial court affirmed the compensatory damages but reduced the punitive damages award to $3.45 million. The Company appealed seeking a further reduction of the damages award. The plaintiffs also appealed seeking to reinstate the original verdict award. The appellate court affirmed the trial court's decision, and the Company has satisfied the judgment in April 2007. The matter is now closed.

The Company is one of dozens of defendants in a patent infringement lawsuit filed on April 10, 2007 titled Disc Link Corporation v. Oracle Corp., et al., Case No. 5:07-cv-58 in the United States District Court for the Eastern District of Texas. The plaintiff claims that the Company and the other defendants supply, distribute or offer for sale products that infringe U.S. Patent No. 6,314,574 entitled "Information Distribution System". Plaintiff seeks unspecified compensatory damages, trebling of damages for willful infringement, and fees and costs. We deny the allegation and are vigorously defending against it.

From time to time, in addition to the matters identified above, Compuware is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business. In accordance with U.S. generally accepted accounting principles, Compuware makes a provision for a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against Compuware. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of such contingencies.

15. BENEFIT PLANS

Employee Stock Ownership Plan - In July 1986, the Company established an Employee Stock Ownership Plan ("ESOP") and Trust. Under the terms of the ESOP, the Company makes annual contributions to the Plan for the benefit of substantially all U.S. employees of the Company. The contribution may be in the form of cash or common shares of the Company. The Board of Directors may authorize contributions between a maximum of 25% of eligible compensation and a minimum sufficient to cover current obligations of the Plan. Contributions totaled $200,000 in fiscal 2007. During fiscal 2006 and 2005, only the minimum contribution was made to the Plan. This is a non-leveraged ESOP plan.

Employee Stock Purchase Plan - During fiscal 2002, the shareholders approved international and domestic employee stock purchase plans under which the Company was authorized to issue up to 15 million shares of common stock to eligible employees. Under the terms of the plan, employees can elect to have up to 10% of their compensation withheld to purchase Company stock at the close of the offering period. The value of the stock purchased in any calendar year cannot exceed $25,000 per employee. The purchase price is 95% of the last day's average high and low price for each three month offering period. During fiscal 2007, 2006 and 2005, the Company sold approximately 570,000, 1,369,000 and 1,901,000 shares, respectively, to eligible employees under the plan.

Employee Stock Option Plans - The Company adopted five stock option plans dating back to 1991. These plans provide for grants of options to employees and to directors to purchase up to 91,000,000 shares of the Company's common stock, of which approximately 20,118,000 options were outstanding at March 31, 2007. Under the terms of the plans, the Company may grant nonqualified options at the fair market value of the stock on the date of grant. During fiscal 2007, the Company granted approximately 655,000 options under these Plans. Fifty percent of the option shares granted under these plans become exercisable on the third year anniversary of the date of grant, and 25% of the option shares vest on each of the fourth year and fifth year anniversaries of the date of grant. All options were granted at fair market value and expire ten years from the date of grant.

In March 2001, the Company adopted the 2001 Broad Based Stock Option Plan. The plan was approved by the Board of Directors, but was not submitted to the shareholders for approval, as shareholder approval was not required at the time. The plan provides for grants of options to employees and to directors to purchase up to 50,000,000 shares of the Company's common stock. Under the terms of the plan, the Company may grant nonqualified stock options at the fair market value of the stock on the date of grant. During fiscal 2007, the Company granted approximately 1,495,000 options under the Broad Based Stock Option Plan. Approximately 23,057,000 options were outstanding at March 31, 2007. Option shares granted under the Broad Based Stock Option Plan either vest every six months over a four year period or 50% of the option shares become exercisable on the third year anniversary of the date of grant, and 25% of the option shares vest on each of the fourth year and fifth year anniversaries of the date of grant. All options were granted at fair market value and expire ten years from the date of grant.

Non-Employee Director Stock Option Plan - In July 1992, the Company adopted the Stock Option Plan for Non-Employee Directors. Under this plan, 2,400,000 shares of common stock are reserved for issuance to non-employee directors of the Company who have not been employees of the Company, any subsidiary of the Company or any entity which controls more than 10% of the total combined voting power of the Company's capital stock for at least one year prior to becoming a director. The Company did not grant options under the Non-Employee Director Stock Option Plan during fiscal 2007. Approximately 534,000 options were outstanding at March 31, 2007.

At March 31, 2007, approximately 1,000 options were outstanding under plans that were terminated by the Company, of which virtually all are fully vested. All outstanding options under the terminated plans remain in effect in accordance with the terms under which they were granted.

During fiscal 1999, the Company implemented a Replacement Stock Option Award program. The program allows selected participants to pay the option exercise price with shares of currently owned Company stock. The Company grants a new stock option award to replace the shares exchanged in the transaction. There were no exercises under the Replacement Stock Option Award program during fiscal 2007.

A summary of option activity under the Company's stock-based compensation plans as of March 31, 2007, and changes during the the year then ended is presented below (shares and intrinsic value in thousands):

                                                           Weighted
                                              Weighted     Average
                                               Average    Remaining    Aggregate
                                              Exercise   Contractual   Intrinsic
                                     Shares     Price        Term        Value
                                     ------   --------   -----------   ---------
Outstanding as of April 1, 2006      55,710    $11.66
   Granted                            2,150      7.39
   Exercised                         (8,069)     7.66
   Forfeited                         (1,115)     6.94
   Cancelled/expired                 (4,966)    12.33
                                     ------    ------
Outstanding as of March 31, 2007     43,710    $12.23        3.92       $31,384
                                     ======    ======
Ending vested and expected to vest   42,083    $12.42        3.75       $27,636
Exercisable as of March 31, 2007     36,041    $13.32        3.12       $13,013

The total fair value of shares vested and the total intrinsic value of options exercised during the years end March 31, 2007, 2006 and 2005 were as follows (intrinsic values in thousands):

                                          Year Ended March 31,
                                       -------------------------
                                        2007      2006     2005
                                       ------   -------   ------
Fair value of shares vested            $ 5.58   $  5.45   $14.77
Intrinsic value of options exercised    9,986    12,866    1,812

SFAS 123(R) requires the use of a valuation model to calculate the fair value of stock option awards. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. The volatility is based on historical volatility of the Company's common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on the simplified method as described in SAB 107. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our awards. The dividend yield assumption is based on the Company's history and expectation regarding dividend payouts.

The weighted average fair value of stock options granted in the year ended March 31, 2007 and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

                                                       Year Ended
                                                     March 31, 2007
                                                     --------------
Expected volatility                                       68.75%
Risk-free interest rate                                    4.82%
Expected lives at date of grant (in years)                  6.9
Weighted average fair value of the options granted       $ 5.04

Dividend yields were not a factor in determining fair value of stock options granted as the Company has never issued cash dividends and does not anticipate issuing cash dividends in the future.

For the year ended March 31, 2007, stock-based compensation expense was allocated as follows (in thousands):

                                                   Year Ended
                                                 March 31, 2007
                                                 --------------
Stock-based compensation classified as:
   Cost of software license fees                     $     4
   Cost of maintenance fees                              283
   Cost of professional services                       1,508
   Technology development and support                    777
   Sales and marketing                                 3,910
   Administrative and general                          2,950
                                                     -------
Total stock-based compensation expense
   before income taxes                                 9,432
Income tax benefit                                    (3,270)
                                                     -------
Total stock-based compensation expense
   after income taxes                                $ 6,162
                                                     =======
Effect on basic and diluted earnings per share       $  0.02

As of March 31, 2007, $16.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options is expected to be recognized over a weighted-average period of approximately 2.65 years.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended March 31, 2007 and 2006 is as follows (in thousands, except for per share data):

                           First      Second     Third      Fourth
                          Quarter    Quarter    Quarter    Quarter      Year
                         --------   --------   --------   --------   ----------
Fiscal 2007:
   Revenues              $296,318   $288,507   $315,148   $313,029   $1,213,002
   Gross profit           171,991    168,057    195,273    186,838      722,159
   Operating income        32,882     25,446     42,741     31,711      132,780
   Pre-tax income          43,763     36,059     51,753     61,482      193,057
   Net income              29,321     24,809     36,486     67,476      158,092
   Basic and diluted
      earnings per
      share                  0.08       0.07       0.11       0.21         0.45

Fiscal 2006:
   Revenues              $297,328   $292,646   $305,905   $309,482   $1,205,361
   Gross profit           175,269    171,823    187,971    187,864      722,927
   Operating income        29,477     28,253     47,034     42,605      147,369
   Pre-tax income          36,210     36,105     56,268     62,877      191,460
   Net income              24,623     24,190     37,700     56,447      142,960
   Basic and diluted
      earnings per
      share                  0.06       0.06       0.10       0.15         0.37

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

As of March 31, 2007, management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on the assessment, management determined that the Company's internal control over financial reporting was effective, as of March 31, 2007, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of the Company's internal control over financial reporting as of March 31, 2007. The report, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of March 31, 2007, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Compuware Corporation Detroit, Michigan

We have audited management's assessment, included in the accompanying Mangement's Report on Internal Control Over Financial Reporting, that Compuware Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2007, of the Company and our report dated May 24, 2007, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

DELOITTE & TOUCHE LLP

Detroit, Michigan
May 24, 2007

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is contained in the Proxy Statement under the captions "Corporate Governance" (excluding the Report of the Audit Committee), "Election of Directors" and "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is contained in the Proxy Statement under the caption "Compensation of Executive Officers" and "Corporate Governance - Compensation of Directors" and is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
     INDEPENDENCE

The information required by this Item is contained in the Proxy Statement under the caption "Other Matters - Related Party Transactions" and "Corporate Governance - Board of Directors - Director Independence" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in the Proxy Statement under the caption "Ratification of Appointment of the Independent Registered Public Accounting Firm" and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (A) DOCUMENTS FILED AS PART OF THIS REPORT.

     1. CONSOLIDATED FINANCIAL STATEMENTS

          The following consolidated financial statements of the Company and its subsidiaries are filed herewith:

                                                                            Page
                                                                           -----
Report of Independent Registered Public Accounting Firm                       42

Consolidated Balance Sheets as of March 31, 2007 and 2006                     43

Consolidated Statements of Operations for each of the years ended March
31, 2007, 2006, and 2005                                                      44

Consolidated Statements of Shareholders' Equity for each of the years
ended March 31, 2007, 2006, and 2005                                          45

Consolidated Statements of Cash Flows for each of the years ended March
31, 2007, 2006, and 2005                                                      46

Notes to Consolidated Financial Statements                                 47-73

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

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Detroit, State of Michigan on May 25, 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                          Title                       Date
         ---------                          -----                       ----


/S/ PETER KARMANOS, JR.     Chairman of the Board, Chief            May 25, 2007
-------------------------   Executive Officer And Director
Peter Karmanos, Jr.         (Principal Executive Officer)


/S/ LAURA L. FOURNIER       Senior Vice President, Chief            May 25, 2007
-------------------------   Financial Officer and Treasurer
Laura L. Fournier           (Chief Financial and Accounting
                            Officer)


/S/ DENNIS W. ARCHER        Director                                May 22, 2007
-------------------------
Dennis W. Archer


/S/ GURMINDER S. BEDI       Director                                May 23, 2007
-------------------------
Gurminder S. Bedi


/S/ WILLIAM O. GRABE        Director                                May 25, 2007
-------------------------
William O. Grabe


/S/ WILLIAM R. HALLING      Director                                May 25, 2007
-------------------------
William R. Halling


/S/ FAYE A. NELSON          Director                                May 25, 2007
-------------------------
Faye A. Nelson


/S/ GLENDA D. PRICE         Director                                May 22, 2007
-------------------------
Glenda D. Price


/S/ W. JAMES PROWSE         Director                                May 25, 2007
-------------------------
W. James Prowse


/S/ G. SCOTT ROMNEY         Director                                May 25, 2007
-------------------------
G. Scott Romney

                                    EXHIBITS

The following exhibits are filed herewith or incorporated by reference. Each management contract or compensatory plan or arrangement filed as an exhibit to this report is identified below with an asterisk before the exhibit number. The Company's SEC file number is 000-20900.

Exhibit
 Number   Description of Document
-------   -----------------------
  2.6     Agreement and Plan of Merger dated May 6, 2005 by and among Compuware
          Corporation, Compuware Acquisition Corp., Adlex, Inc., and with respect to Article VIII, Tad Witkowicz, as Shareholder Representative
          (15)

  2.7     Stock Purchase Agreement by and among Compuware Corporation, Proxima
          Technology Group, Inc., and each of the shareholders of Proxima
          Technology Group, Inc. dated as of January 2, 2007 (23)

 3(i).1 Restated Articles of Incorporation of Compuware Corporation, as amended, as of October 25, 2000 (9)

 3(i).1   Amended and Restated Bylaws of Compuware Corporation, as of January 3,
          2002. (12)

  4.0     Rights Agreement dated as of October 25, 2000 between Compuware
          Corporation and Equiserve Trust Company, N.A., as Rights Agent (7)

  4.2     Revolving Credit Agreement dated as of May 2, 2003, between Compuware
          Corporation and Comerica Bank (10)

  4.3     Amendment No. 1 to Credit Agreement, dated as of April 30, 2004 (11)

  4.4 Amendment No. 2, dated as of July 29, 2004, Revolving Credit Agreement dated as of May 2, 2003, between Compuware Corporation and Comerica
          Bank (13)

  4.5     Amendment No. 3 to Credit Agreement, dated July 28, 2005 (18)

  4.6     Amendment To Rights Agreement, dated as of October 29, 2001 (19)

  4.7     Amendment No. 2 To Rights Agreement, dated as of May 9, 2006 (19)

  4.8     Amended and Restated Credit Agreement dated May 2, 2003 as of July 27,
          2006 (22)

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

 *10.86   First Amendment to 1992 Stock Option Plan (2)

 *10.87   First Amendment to 1993 Stock Option Plan (2)

 *10.88   First Amendment to 1996 Stock Option Plan (2)

 *10.89   First Amendment to Stock Option Plan For Non-Employee Directors (4)

 *10.90   Phantom Stock Plan (10)

 *10.91   Nonqualified Stock Option Agreement for Executive Officers (13)

 *10.92   Nonqualified Stock Option Agreement for Outside Directors (13)

 *10.93   Phantom Share Award Agreement (13)

 *10.95   Settlement Agreement dated March 21, 2005 by and among Compuware
          Corporation and International Business Machines Corporation (14)

 *10.96   First Amendment to the Compuware Corporation 2002 Directors Phantom
          Stock Plan (16)

 *10.97 Amendment Number 1 to Settlement Agreement dated November 29, 2005 by and among Compuware Corporation and International Business Machines
          Corporation (17)

 *10.98   2005 Non-Employee Directors' Deferred Compensation Plan (20)

 *10.99   Executive Incentive Plan - Corporate (21)

*10.100   Parallel Nonqualified Stock Purchase Plan Arrangement (25)

*10.101   Fifth Amendment to the Compuware Corporation ESOP/401(k) Plan (22)

*10.102   Post-Retirement Consulting Agreement, dated March 1, 2007, between
          Compuware Corporation and Peter Karmanos, Jr. (24)

  21.1    Subsidiaries of the Registrant (25)

  23.1    Consent of Independent Registered Public Accounting Firm (25)

  31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (25)

  31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (25)

   32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (25)

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

(9) Incorporated by reference to the Company's fiscal 2001 Annual Report on Form 10-K.

(10) Incorporated by reference to the Company's fiscal 2003 Annual Report on Form 10-K.

(11) Incorporated by reference to the Company's fiscal 2004 Annual Report on Form 10-K.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

(13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

(14) Incorporated by reference to the Company's Form 8-K filed on March 21, 2005

(15) Incorporated by reference to the Company's Form 8-K filed on May 9, 2005.

(16) Incorporated by reference to the Company's Form 8-K/A filed on May 17,
     2005.

(17) Incorporated by reference to the Company's Form 8-K filed on November 29, 2005.

(18) Incorporated by reference to the Company's Form 8-K filed on August 2,
     2005.

(19) Incorporated by reference to the first Form 8-K filed by the Company on May 11, 2006.

(20) Incorporated by reference to the second Form 8-K filed by the Company on May 11, 2006.

(21) Incorporated by reference to the Company's Form 8-K filed on June 6, 2006.

(22) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

(23) Incorporated by reference to the Company's Form 8-K filed on January 8,
     2007.

(24) Incorporated by reference to the Company's Form 8-K filed on March 2, 2007.

(25) Filed herewith.