Form 10-Q
period 2007-06-30
COMPUWARE CORP
filed 2007-08-09
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of July 31, 2007, there were outstanding 302,011,687 shares of Common Stock, par value $.01, of the registrant.

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 2007 and March 31, 2007                                      3

         Condensed Consolidated Statements of Operations
         for the three months ended June 30, 2007 and 2006                     4

         Condensed Consolidated Statements of Cash Flows
         for the three months ended June 30, 2007 and 2006                     5

         Notes to Condensed Consolidated Financial
         Statements                                                            6

         Report of Independent Registered Public Accounting Firm              18

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           31

Item 4.  Controls and Procedures                                              31

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          32

Item 5.  Other Information                                                    32

Item 6.  Exhibits                                                             33

SIGNATURES                                                                    34

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                JUNE 30,     MARCH 31,
                                                  2007         2007
                                               ----------   ----------
                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                   $  339,482   $  260,681
   Investments                                     78,052      107,062
   Accounts receivable, net                       367,443      420,774
   Deferred tax asset, net                         37,536       33,392
   Income taxes refundable, net                    28,294       58,266
   Prepaid expenses and other current assets       34,132       41,019
                                               ----------   ----------
      Total current assets                        884,939      921,194
                                               ----------   ----------

INVESTMENTS                                        57,150       71,391
                                               ----------   ----------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                  379,743      385,227
                                               ----------   ----------

CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION                                    67,250       72,276
                                               ----------   ----------

OTHER:
   Accounts receivable                            175,326      172,255
   Deferred tax asset, net                         16,817       15,987
   Goodwill                                       353,405      353,682
   Other                                           36,140       37,400
                                               ----------   ----------
      Total other assets                          581,688      579,324
                                               ----------   ----------

TOTAL ASSETS                                   $1,970,770   $2,029,412
                                               ==========   ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                            $   16,607   $   27,713
   Accrued expenses                               111,146      141,970
   Deferred revenue                               372,951      359,688
                                               ----------   ----------
      Total current liabilities                   500,704      529,371

DEFERRED REVENUE                                  296,278      321,881

ACCRUED EXPENSES                                   18,987       11,346

DEFERRED TAX LIABILITY, NET                         4,076       34,666
                                               ----------   ----------
      Total liabilities                           820,045      897,264
                                               ----------   ----------

SHAREHOLDERS' EQUITY:
   Common stock                                     3,046        3,030
   Additional paid-in capital                     727,208      673,660
   Retained earnings                              405,698      444,159
   Accumulated other comprehensive income          14,773       11,299
                                               ----------   ----------
         Total shareholders' equity             1,150,725    1,132,148
                                               ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $1,970,770   $2,029,412
                                               ==========   ==========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                THREE MONTHS ENDED
                                                     JUNE 30,
                                               --------------------
                                                  2007       2006
                                               ---------   --------
REVENUES:
   Software license fees                        $ 47,271   $ 67,465
   Maintenance fees                              113,741    110,317
   Professional services fees                    118,377    118,536
                                                --------   --------

      Total revenues                             279,389    296,318
                                                --------   --------

OPERATING EXPENSES:
   Cost of software license fees                  10,365      6,585
   Cost of maintenance fees                       11,453     10,126
   Cost of professional services                 104,077    107,615
   Technology development and support             29,329     27,114
   Sales and marketing                            64,731     65,768
   Administrative and general                     45,380     46,228
   Restructuring costs                            16,020
                                                --------   --------

      Total operating expenses                   281,355    263,436
                                                --------   --------

INCOME (LOSS) FROM OPERATIONS                     (1,966)    32,882

OTHER INCOME, NET                                  5,659     10,881
                                                --------   --------

INCOME BEFORE INCOME TAXES                         3,693     43,763

INCOME TAX PROVISION                               3,504     14,442
                                                --------   --------

NET INCOME                                      $    189   $ 29,321
                                                ========   ========

Basic earnings per share                        $   0.00   $   0.08
                                                ========   ========

Diluted earnings per share                      $   0.00   $   0.08
                                                ========   ========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                                  ---------------------
                                                                     2007        2006
                                                                  ---------   ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                     $     189   $  29,321
   Adjustments to reconcile net income to net cash provided
      by operations:
      Depreciation and amortization                                  13,817      13,393
      Property and equipment impairment associated with
         restructuring                                                2,998
      Capitalized software impairment associated with
         restructuring                                                3,873
      Acquisition tax benefits                                        1,311       1,309
      Stock option compensation                                       1,573       2,797
      Deferred income taxes                                          (2,519)      4,700
      Other                                                             494        (136)
      Net change in assets and liabilities, net of effects
         from acquisitions and currency fluctuations:
         Accounts receivable                                         56,869      56,772
         Prepaid expenses and other current assets                    8,648      (2,565)
         Other assets                                                 1,223         667
         Accounts payable and accrued expenses                      (30,242)    (32,393)
         Deferred revenue                                           (19,532)    (14,614)
         Income taxes                                                  (896)      4,626
                                                                  ---------   ---------
            Net cash provided by operating activities                37,806      63,877
                                                                  ---------   ---------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Purchase of:
      Businesses, net of cash acquired                                          (20,484)
      Property and equipment                                         (4,346)     (2,663)
      Capitalized software                                           (4,173)     (5,486)
   Proceeds from sale of property                                                 2,016
   Investments:
      Proceeds                                                       42,885     125,816
      Purchases                                                                (137,304)
                                                                  ---------   ---------
            Net cash provided by (used in) investing activities      34,366     (38,105)
                                                                  ---------   ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options including
      excess tax benefits                                            58,364         597
   Contribution to stock purchase plans                               1,592       1,504
   Repurchase of common stock                                       (55,218)    (32,839)
                                                                  ---------   ---------
            Net cash provided by (used in) financing activities       4,738     (30,738)
                                                                  ---------   ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               1,891       3,794
                                                                  ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 78,801      (1,172)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    260,681     612,062
                                                                  ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 339,482   $ 610,890
                                                                  =========   =========

See notes to condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2007
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2007, final amounts may differ from these estimates.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2007 included in the Company's Annual Report to Shareholders on Form 10-K filed with the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet at March 31, 2007 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years.

Revenue Recognition - The Company earns revenue from licensing software products, providing maintenance and support for those products and rendering professional services. The Company's revenue recognition policies are in accordance with U.S. GAAP including Statements of Position 97-2 "Software Revenue Recognition" and 98-9 "Modification of SOP 97-2, 'Software Revenue Recognition,' With Respect to Certain Transactions", Securities and Exchange Commission Staff Accounting Bulletin 104 and Emerging Issues Task Force Issue 00-21 "Revenue Arrangements with Multiple Deliverables". Accordingly, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured.

Software license fees - The Company's software license agreements provide its customers with a right to use its software perpetually (perpetual licenses) or during a defined term (term licenses). Perpetual license fee revenue is recognized using the residual method, under which the fair value, based on vendor specific objective evidence ("VSOE"), of all undelivered elements of the agreement (i.e., maintenance and professional services) is deferred. VSOE is based on rates charged for maintenance and professional services when sold separately. The remaining portion of the fee, net of discretionary discounts (the residual), is recognized as license fee revenue upon delivery of the products, provided that no significant obligations remain and collection of the related receivable is deemed probable.

For revenue arrangements that are not separable among the elements because there is a lack of VSOE of fair value for the various arrangement elements, the Company recognizes the license fee revenue on a ratable basis over the maintenance term or over the period in which the services are expected to be performed. However, for income statement presentation purposes, we allocate revenue between professional services fees, maintenance fees and

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2007
                                   (UNAUDITED)

licenses fees based on our best estimate of the fair value of the undelivered elements using the residual method.

The Company offers flexibility to customers purchasing licenses for its products and related maintenance. Terms of these transactions range from standard perpetual license sales that include one year of maintenance to large multi-year (generally two to five years), multi-product contracts. The Company allows deferred payment terms on multi-year contracts, with installments collectible over the term of the contract. Based on the Company's successful collection history for deferred payments, license fees (net of any finance fees) are recognized as discussed above. The finance fee is recognized as interest income over the term of the receivable.

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

Goodwill and Other Intangibles - Goodwill for each operating segment and intangible assets with indefinite lives are tested for impairment annually and/or when events or circumstances indicate that their fair value may have been reduced below carrying value. The Company evaluated its goodwill and indefinite lived intangibles as of March 31, 2007 and determined there was no impairment.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2007
                                   (UNAUDITED)

Income Taxes - The Company accounts for income taxes using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements.

The income tax provision for the first quarter ended June 30, 2007 includes an additional $2.1 million charge relating to the tax receivable previously recorded in the fourth quarter ended March 31, 2007. The previously recorded receivable had included an interest income component which was subject to income taxes, but for which the Company had not recorded a tax provision. The Company has considered both the qualitative and quantitative effects of this error on the financial statements for the fiscal year ended March 31, 2007, as well as the qualitative and quantitative effects of including the error correction in the quarter ended June 30, 2007 and fiscal year ended March 31, 2008, and has concluded that the effects on the financial statements are not material.

Effective April 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, we recorded a $1.4 million increase in the liability for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment to retained earnings. At April 1, 2007, the Company had $16.7 million of gross unrecognized tax benefits of which $12.7 million, net of federal benefit, would favorably affect the Company's effective tax rate if recognized. In addition, $9.9 million of the liability for unrecognized tax benefits was reclassified from current to non-current since a payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in non-current "Accrued Expenses" in the Condensed Consolidated Balance Sheet.

In accordance with our accounting policy, interest and penalties related to income tax liabilities are included in income tax expense. The Company has a $3.6 million reserve recorded for the payment of interest and penalties at April 1, 2007. This amount is included as a component of the gross unrecognized tax benefits discussed above.

At April 1, 2007, the Company has open tax years, from tax periods 1996 and forward, with various taxing jurisdictions, including the U.S., Brazil and the United Kingdom. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not anticipate the change to have a significant impact on the results of operations or the financial position of the Company. There have been no material changes to the liability for uncertain tax positions during the quarter ended June 30, 2007.

On July 12, 2007, the State of Michigan enacted the Michigan Business Tax (MBT) as the replacement for the Michigan Single Business Tax, effective January 1, 2008. The new Act imposes two taxes - a modified gross receipts tax and an income tax. Management is currently evaluating the impact the MBT will have on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit)

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2007
                                   (UNAUDITED)

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

NOTE 2 - COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share data were computed as follows (in thousands, except for per share data):

                                                 Three Months Ended
                                                      June 30,
                                                -------------------
                                                  2007       2006
                                                --------   --------
BASIC EARNINGS PER SHARE:
Numerator: Net income                           $    189   $ 29,321
                                                --------   --------
Denominator:
   Weighted-average common shares outstanding    301,967    376,759
                                                --------   --------
Basic earnings per share                        $   0.00   $   0.08
                                                ========   ========

DILUTED EARNINGS PER SHARE:
Numerator: Net income                           $    189   $ 29,321
                                                --------   --------
Denominator:
   Weighted-average common shares outstanding    301,967    376,759
   Dilutive effect of stock options                3,627        768
                                                --------   --------
   Total shares                                  305,594    377,527
                                                --------   --------
Diluted earnings per share                      $   0.00   $   0.08
                                                ========   ========

During the three months ended June 30, 2007 and 2006, stock options to purchase a total of approximately 13,834,000 and 50,112,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2007
                                   (UNAUDITED)

NOTE 3 - COMPREHENSIVE INCOME

Other comprehensive income includes unrealized gain on marketable securities and foreign currency translation gains that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows (in thousands):

                                       Three Months Ended
                                             June 30,
                                       ------------------
                                         2007     2006
                                        ------   -------
Net income                              $  189   $29,321
Unrealized gain on marketable
   securities, net of tax                             58
Foreign currency translation
   adjustment, net of tax                3,474     4,031
                                        ------   -------
Total comprehensive income              $3,663   $33,410
                                        ======   =======

NOTE 4 - STOCK BENEFIT PLANS AND STOCK-BASED COMPENSATION

The Company has numerous stock option plans that have provided grants of options to employees and directors of the Company. The Company also has an employee stock purchase plan under which rights to purchase the Company's common stock are granted at 95% of the last day's average high and low price for each three month offering period.

The Company's stock-based compensation plan activity was as follows (shares and intrinsic value in thousands):

                                                            Three Months Ended June 30, 2007
                                                    ----------------------------------------------
                                                                             Weighted
                                                                Weighted     Average
                                                                 Average    Remaining    Aggregate
                                                    Number of   Exercise   Contractual   Intrinsic
                                                     Options      Price       Term       Value (1)
                                                    ---------   --------   -----------   ---------
Options outstanding as of April 1, 2007              43,710      $12.23
   Granted                                              360       11.22
   Exercised                                         (6,239)       8.90
   Forfeited                                           (204)       7.14
   Cancelled/expired                                   (260)      14.12
                                                     ------      ------
Options outstanding as of June 30, 2007              37,367      $12.79        3.68       $83,026
                                                     ======      ======

Options vested and expected to vest, net of
   estimated forfeitures, as of June 30, 2007        35,883      $13.00        3.49       $76,700

Options exercisable as of June 30, 2007              31,506      $13.78        2.86       $57,065

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2007
                                   (UNAUDITED)

The total fair value of shares vested and the total intrinsic value of options exercised were as follows (intrinsic values in thousands):

                                       Three Months Ended
                                            June 30,
                                       ------------------
                                           2007     2006
                                         -------   -----
Fair value of shares vested              $  5.13   $5.70
Intrinsic value of options exercised      14,461     502

Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" requires the use of a valuation model to calculate the fair value of stock option awards. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. The volatility is based on historical volatility of the Company's common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on the simplified method as described in SAB 107. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our awards. The dividend yield assumption is based on the Company's history and expectation regarding dividend payouts.

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

                                                     Three Months Ended
                                                           June 30,
                                                     ------------------
                                                       2007     2006
                                                      ------   ------
Expected volatility                                    60.31%   69.77%
Risk-free interest rate                                 4.83%    5.16%
Expected lives at date of grant (in years)               6.9      6.9
Weighted-average fair value of the options granted    $ 7.18   $ 5.28

Dividend yields were not a factor in determining fair value of stock options granted as the Company has never issued cash dividends and does not anticipate issuing cash dividends in the future.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2007
                                   (UNAUDITED)

Stock-based compensation expense was allocated as follows (in thousands):

                                          Three Months Ended
                                               June 30,
                                          ------------------
                                             2007     2006
                                            ------   ------
Stock-based compensation classified as:
   Cost of software license fees            $    1
   Cost of maintenance fees                     68   $   68
   Cost of professional services               336      419
   Technology development and support          174      183
   Sales and marketing                         442    1,378
   Administrative and general                  430      749
   Restructuring costs                         122
                                            ------   ------
Total stock-based compensation expense
   before income taxes                       1,573    2,797
Income tax benefit                            (536)    (923)
                                            ------   ------
Total stock-based compensation expense
   after income taxes                       $1,037   $1,874
                                            ======   ======

As of June 30, 2007, $15.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options is expected to be recognized over a weighted-average period of approximately 3.10 years.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2007
                                   (UNAUDITED)

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

The components of the Company's intangible assets were as follows (in thousands):

                                                          June 30, 2007
                                          --------------------------------------------
                                          Gross Carrying    Accumulated   Net Carrying
                                              Amount       Amortization      Amount
                                          --------------   ------------   ------------
Unamortized intangible assets:
   Trademarks (1)                            $  5,945                        $ 5,945
                                             ========                        =======

Amortized intangible assets:
   Capitalized software (2)                  $333,329       $(266,079)       $67,250
   Customer relationship agreements (3)        13,994          (6,335)         7,659
   Non-compete agreements (3)                   2,825          (2,420)           405
   Other (4)                                    6,891          (6,045)           846
                                             --------       ---------        -------
Total amortized intangible assets            $357,039       $(280,879)       $76,160
                                             ========       =========        =======

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
                                             ========      =========         =======

(1) Certain trademarks were acquired as part of the Covisint, LLC and Changepoint Corporation acquisitions in fiscal 2004 and 2005. These trademarks are deemed to have an indefinite life and therefore are not being amortized.

(2) Amortization and impairments of capitalized software are primarily included in "cost of software license fees" in the Condensed Consolidated Statements of Operations. Capitalized software is generally amortized over five years (see Note 7 to the Condensed Consolidated Financial Statements).

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2007
                                   (UNAUDITED)

Changes in the carrying amounts of goodwill are summarized as follows (in thousands):

Goodwill                                                   Products   Services     Total
                                                           --------   --------   --------
Balance at March 31, 2007, net                             $211,947   $141,735   $353,682
   Adjustments to previously recorded purchase price (1)       (973)                 (973)
   Effect of foreign currency translation                       304        392        696
                                                           --------   --------   --------
Balance at June 30, 2007, net                              $211,278   $142,127   $353,405
                                                           ========   ========   ========

(1) The adjustment to goodwill primarily relates to tax adjustments related to prior acquisitions.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2007
                                   (UNAUDITED)

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

Financial information for the Company's business segments is as follows (in thousands):

                                        Three Months Ended
                                             June 30,
                                       -------------------
                                         2007       2006
                                       --------   --------
Revenues:
   Products:
      Mainframe                        $103,237   $119,741
      Distributed systems                57,775     58,041
                                       --------   --------
         Total product revenue          161,012    177,782
   Professional services                118,377    118,536
                                       --------   --------
Total revenues                         $279,389   $296,318
                                       ========   ========

Operating expenses:
   Products                            $115,878   $109,593
   Professional services                104,077    107,615
   Corporate expenses                    45,380     46,228
   Restructuring costs                   16,020
                                       --------   --------
Total operating expenses               $281,355   $263,436
                                       ========   ========

Income (loss) from operations before
   other income:
   Products                            $ 45,134   $ 68,189
   Professional services                 14,300     10,921
   Corporate expenses                   (45,380)   (46,228)
   Restructuring costs                  (16,020)
                                       --------   --------
Total income (loss) from operations
   before other income:                  (1,966)    32,882
   Other income                           5,659     10,881
                                       --------   --------
Income before income taxes             $  3,693   $ 43,763
                                       ========   ========

Financial information regarding geographic operations is presented in the table below (in thousands):

                                        Three Months Ended
                                             June 30,
                                       -------------------
                                         2007       2006
                                       --------   --------
Revenues:
   United States                       $185,136   $202,632
   Europe and Africa                     69,933     67,472
   Other international operations        24,320     26,214
                                       --------   --------
Total revenues                         $279,389   $296,318
                                       ========   ========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2007
                                   (UNAUDITED)

NOTE 7 - RESTRUCTURING ACCRUAL

In the first quarter of fiscal 2008, the Company initiated a restructuring plan that realigned and centralized certain product development activities. The plan related to this activity is expected to result in a total charge of approximately $22.0 million ($14.3 million was expensed during the first quarter of 2008) consisting of employee termination benefits, property and equipment impairments and lease abandonment costs totaling $15.0 million, $3.5 million and $3.5 million, respectively. The Company also initiated workforce reductions across other functions resulting in an expense of $1.7 million during the first quarter of 2008 that consisted primarily of employee termination benefits. These restructuring costs primarily occurred within our products segment.

Development activities related to the DevPartner and OptimalJ products were transitioned from the Merrimack, NH facility and the Amsterdam, The Netherlands facility to the Detroit headquarters facility and ApplicationVantage product development was transitioned from the San Diego, CA facility to the Gdansk, Poland facility. These changes were designed to reduce the Company's costs and improve operating efficiencies. The restructuring plan includes the termination of employees, primarily programming personnel, and full or partial closing of the aforementioned facilities. Approximately 230 employees worldwide will be terminated as a result of this realignment. The Company anticipates this restructuring activity to be completed in the second quarter of 2008. In addition, the Company also terminated 70 employees from various other functions and geographies of the organization during the first quarter in an effort to reduce operating expenses.

The following table summarizes the restructuring accrual as of March 31, 2007, and changes to the accrual during the first three months of fiscal 2008 (in thousands):

                                                                                   Non-cash
                                                    Expensed         Paid           charges
                                      Accrual      during the      during the      during the      Accrual
                                    balance at   quarter ended   quarter ended   quarter ended   balance at
                                     March 31,      June 30,        June 30,        June 30,      June 30,
                                       2007           2007           2007             2007          2007
                                    ----------   -------------   -------------   -------------   ----------
Employee termination benefits                       $10,761        $(1,690)         $  (122)       $ 8,949

Facilities costs (primarily lease
   abandonments and property
   and equipment impairment)          $2,419          4,935           (176)         $(2,998)         4,180
Other                                                   324           (139)                            185
                                      ------        -------        -------          -------        -------
   Restructuring cost                 $2,419        $16,020        $(2,005)         $(3,120)       $13,314
                                      ======        =======        =======          =======        =======

As of June 30, 2007, $11.1 million of the restructuring accrual is recorded in current "accrued expenses" with the remaining balance of $2.2 million recorded in long-term "accrued expenses" in the Condensed Consolidated Balance Sheet.

The accruals for employee termination benefits at June 30, 2007 primarily represent the amounts to be paid to employees that have been terminated or identified for termination as a result of initiatives described above. These amounts are expected to be paid within fiscal 2008.

The accruals for facilities costs at June 30, 2007 represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates of those facilities, net of

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2007
                                   (UNAUDITED)

estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2012. Projected sublease income is based on management's estimates, which are subject to change.

The Company also recorded a capitalized software impairment charge of $3.9 million associated with our DevPartner and OptimalJ products that was recorded to "Cost of software license fees" in our Condensed Consolidated Statements of Operations.

On July 23, 2007, the Company entered into a separation agreement with Henry
(Hank) Jallos, its former President and Chief Operating Officer of Products, whose employment with the Company ended on July 10, 2007. Mr. Jallos will receive his salary in effect on his retirement date ($600,000 per year) through June 30, 2009. In accordance with Section 409A of the Internal Revenue Code, Mr. Jallos will receive the first six months of salary no earlier than January 10, 2008 after which Mr. Jallos will receive his remaining salary paid in semi-monthly installments through June 30, 2009. Mr. Jallos will also receive bonuses earned under the Company's executive incentive plan for fiscal 2006 in the amount of $345,000, which is payable in April 2008, and for fiscal 2007 in the amount of $240,000, which is payable in April 2009. Unvested stock options held by Mr. Jallos will continue to vest and all options may be exercised by Mr. Jallos pursuant to the terms and conditions set forth in the applicable stock option agreements as if his employment with the Company continued. Mr. Jallos must refrain from making disparaging statements regarding the Company and its directors and employees, and will remain obligated through June 30, 2009 to continue to comply with the provisions of our standard employee agreement, which requires that he keep the Company's confidential information confidential and that he comply with the Company's employee code of conduct. Under the standard employee agreement, he will also be prohibited until June 30, 2010 from competing with the Company, soliciting the Company's clients and soliciting or recruiting the Company's employees. The Company will record a charge of approximately $5.5 million in the second quarter of fiscal 2008 related to this matter.

NOTE 8 - DEBT

The Company has no long term debt.

As of June 30, 2007, the Company held a $100 million revolving credit facility maturing on July 27, 2007. Interest is payable at 1% over the Eurodollar rate or at the prime rate (8.25% at June 30, 2007), at the Company's option. No borrowings have occurred under this facility.

On July 26, 2007, the Company amended its Amended and Restated Credit Agreement extending the maturity to October 26, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Compuware Corporation
Detroit, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company"), as of June 30, 2007, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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

As discussed in Note 1 to the condensed consolidated financial statements, effective April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Compuware Corporation and subsidiaries as of March 31, 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated May 24, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Detroit, Michigan
August 6, 2007

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

A summary of the material risks and uncertainties that we believe affect us are highlighted below and have not materially changed since the end of fiscal 2007 (see Item 1A Risk Factors in our 2007 10-K for a more detailed explanation of each risk). These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial may also impair business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and shareholders could lose all or part of their investment.

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

     - Our software product revenue is dependent on the acceptance of our pricing structure for software license and maintenance.

     - We may fail to achieve our forecasted financial results due to inaccurate sales forecasts or other factors.

     - If we fail to achieve the results we expect from our restructuring programs, our results of operations and financial condition may be adversely affected.

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

     - The expansion of our stock repurchase plans is subject to a number of risks and uncertainties that may cause the anticipated expansion not to occur. For example, there can be no assurance that the Board of Directors will approve the expansion of our

                     COMPUWARE CORPORATION AND SUBSIDIARIES



          repurchase plans and the necessary additional borrowing, as such approval is subject to a number of factors outside our control, any one of which may cause the Board to determine that such approval is not in the best interests of the Company or its shareholders. Moreover, adequate financing will be required for the expansion of the stock repurchase plan. This financing may not be available at rates and on other terms and conditions that the Board determines to be in the best interests of the Company and its shareholders. If the expansion of the repurchase plans is approved and acceptable financing is obtained, repurchases of the Company's common stock could be delayed indefinitely by market conditions, adverse business conditions, the Company's need to conserve capital resources for use in its operations or other factors beyond our control.

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

OVERVIEW

In this section, we discuss our results of operations on a segment basis for each of our financial reporting segments. We operate in two business segments in the technology industry: products and professional services. We evaluate segment performance based primarily on segment contribution before corporate expenses. References to years are to fiscal years ended March 31. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included elsewhere in this report and our annual report on Form 10-K for the fiscal year ended March 31, 2007, particularly "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

                     COMPUWARE CORPORATION AND SUBSIDIARIES



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

The following occurred during the first quarter of 2008:

     - Initiated a restructuring plan that resulted in a charge of $16.0 million that is expected to reduce costs by approximately $30.0 million on an annualized basis. Additional restructuring charges are expected in the second quarter of 2008 relating to this plan as discussed in Note 7 to the Condensed Consolidated Financial Statements.

     - Repurchased approximately 4.8 million shares of our common stock at an average price of $9.99 per share.

     - Experienced a decrease in products contribution margin to 28.0% in the first quarter of 2008 from 38.4% in the first quarter of 2007 due to a decline in license revenue and an increase in cost of software license fees.

     - Incurred a slight decrease in distributed product revenue compared to the first quarter of 2007.

     - Incurred a 13.8% decrease in mainframe product revenue compared to the first quarter of 2007 primarily related to a decline in license revenue.

     - Released 4 mainframe and 9 distributed product updates designed to increase the productivity of the IT departments of our customers.

     - Achieved an increase in professional services contribution margin to 12.1% in the first quarter of 2008 from 9.2% in the first quarter of 2007. The improvement is primarily due to lower operating expenses.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES



RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                            Percentage of
                                           Total Revenues
                                         ------------------
                                         Three Months Ended
                                              June 30,         Period-
                                         ------------------   to-Period
                                            2007    2006        Change
                                           -----   -----      ---------
REVENUE:
   Software license fees                    16.9%   22.8%      (29.9)%
   Maintenance fees                         40.7    37.2         3.1
   Professional services fees               42.4    40.0        (0.1)
                                           -----    ----
      Total revenues                       100.0   100.0        (5.7)
                                           -----   -----

OPERATING EXPENSES:
   Cost of software license fees             3.7     2.2        57.4
   Cost of maintenance fees                  4.1     3.4        13.1
   Cost of professional services            37.3    36.3        (3.3)
   Technology development and support       10.5     9.2         8.2
   Sales and marketing                      23.2    22.2        (1.6)
   Administrative and general               16.2    15.6        (1.8)
   Restructuring costs                       5.7
                                           -----   -----
      Total operating expenses             100.7    88.9         6.8
                                           -----   -----
Income (loss) from operations               (0.7)   11.1      (106.0)
Other income                                 2.0     3.7       (48.0)
                                           -----   -----
Income before income taxes                   1.3    14.8       (91.6)
   Income tax provision                      1.3     4.9       (75.7)
                                           -----   -----
Net income                                   0.0%    9.9%      (99.4)%
                                           =====   =====

SOFTWARE PRODUCTS

REVENUE

Our software products are designed to enhance the effectiveness of key disciplines throughout the IT organization from application development and delivery to service management and IT portfolio management supporting all major enterprise computing platforms. Product revenue, which consists of software license fees and maintenance fees, comprised 57.6% and 60.0% of total revenue during the first quarter of 2008 and 2007, respectively.

Distributed software product revenue decreased $200,000 or 0.5% during the first quarter of 2008 to $57.8 million from $58.0 million during the first quarter of 2007. The decrease was primarily due to a $4.5 million decrease in license revenue offset by a $4.3 million increase in maintenance revenue.

                     COMPUWARE CORPORATION AND SUBSIDIARIES



Mainframe software product revenue decreased $16.5 million or 13.8% during the first quarter of 2008 to $103.2 million from $119.7 million during the first quarter of 2007. The decline was primarily due to lower license revenue.

License revenue decreased $20.2 million or 29.9% during the first quarter of 2008 to $47.3 million from $67.5 million during the first quarter of 2007. Fluctuations in foreign currencies positively impacted license fees by $1.3 million during the first quarter of 2008. Mainframe and distributed license revenue decreased $15.6 million and $4.6 million, respectively. The decline in mainframe license revenue was primarily a result of decreased demand for capacity in our United States operations. The decline in distributed license revenue was primarily a result of sales execution during the first quarter of 2008 that did not meet our expectations.

Maintenance fees increased $3.4 million or 3.1% to $113.7 million during the first quarter of 2008 from $110.3 million during the first quarter of 2007. Fluctuations in foreign currencies positively impacted maintenance fees by $2.8 million during the first quarter of 2008. The remaining change was primarily due to an increase in distributed maintenance revenue related to our Vantage, QACenter and Changepoint product lines.

Product revenue by geographic location is presented in the table below (in thousands):

                                  Three Months Ended
                                       June 30,
                                 -------------------
                                   2007       2006
                                 --------   --------
United States                    $ 85,416   $100,426
Europe and Africa                  53,164     52,672
Other international operations     22,432     24,684
                                 --------   --------
Total product revenue            $161,012   $177,782
                                 ========   ========

PRODUCT CONTRIBUTION AND EXPENSES

Financial information for the products segment is as follows (in thousands):

                        Three Months Ended
                             June 30,
                       -------------------
                         2007       2006
                       --------   --------
Revenue                $161,012   $177,782
Expenses                115,878    109,593
                       --------   --------
Product contribution   $ 45,134   $ 68,189
                       ========   ========

The product segment generated contribution margins of 28.0% and 38.4% during the first quarter of 2008 and 2007, respectively. The decline in contribution margins was primarily due to the decline in license revenue and the increase in cost of software license fees.

Product expenses include cost of software license fees, technology development and support costs and sales and marketing expenses. These expenses are discussed below.

Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers (including associated hardware costs) and

                     COMPUWARE CORPORATION AND SUBSIDIARIES



the cost of author royalties. For the first quarter of 2008, cost of software license fees increased $3.8 million or 57.4% to $10.4 million from $6.6 million in the first quarter of 2007. The increase in cost of software license fees was primarily due to a $3.9 million capitalized software impairment charge associated with the restructuring program initiated during the first quarter of 2008 (see Note 7 to the Condensed Consolidated Financial Statements). As a percentage of software license fees, costs of software license fees were 21.9% (includes 8.2% from the impairment charge) and 9.8% in the first quarter of 2008 and 2007, respectively.

Cost of maintenance fees consists of the direct costs allocated to maintenance and product support such as helpdesk and technical support. Customers who subscribe to maintenance are also eligible to receive the benefit of new releases as well as support. New releases include significant research and development costs and are available to be licensed to new customers as well as maintenance customers. For the first quarter of 2008, cost of maintenance fees increased $1.4 million or 13.1% to $11.5 million from $10.1 million in the first quarter of 2007. The increase in expense was primarily due to higher compensation and benefit costs resulting from increased employee headcount, primarily programming personnel, which started to occur during the middle of fiscal 2007 in order to meet product development and maintenance initiatives. We anticipate cost of maintenance fees to decline due to the restructuring program initiated during the first quarter of 2008 (see Note 7 to the Condensed Consolidated Financial Statements). As a percentage of maintenance fees, cost of maintenance fees were 10.1% and 9.2% in the first quarter of 2008 and 2007, respectively.

Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Also included here are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support all technology initiatives. As a percentage of product revenue, costs of technology development and support were 18.2% and 15.3% in the first quarter of 2008 and 2007, respectively.

Capitalization of internally developed software products begins when technological feasibility of the product is established. Total technology development and support costs incurred internally and capitalized in the first quarter of 2008 and 2007 were as follows (in thousands):

                                                       Three months ended
                                                            June 30,
                                                       ------------------
                                                         2007      2006
                                                       -------   -------
Technology development and support costs incurred      $33,048   $32,596
Capitalized technology development and support costs    (3,719)   (5,482)
                                                       -------   -------
Technology development and support costs reported      $29,329   $27,114
                                                       =======   =======

Before the capitalization of internally developed software products, total technology development and support expenditures for the first quarter of 2008 increased $400,000 or 1.4%, to $33.0 million from $32.6 million in the first quarter of 2007. The increase in expense was primarily due to higher compensation and benefit costs resulting from increased employee headcount, primarily programming personnel, which started to occur during the middle of fiscal 2007 in order to meet product development and maintenance initiatives. We anticipate technology development and support costs to decline due to the restructuring program initiated

                     COMPUWARE CORPORATION AND SUBSIDIARIES



during the first quarter of 2008 (see Note 7 to the Condensed Consolidated Financial Statements).

Sales and marketing costs consist primarily of personnel related costs associated with product sales and sales support and marketing for all our product offerings. For the first quarter of 2008, sales and marketing costs decreased $1.1 million or 1.6% to $64.7 million from $65.8 million in the first quarter of 2007. The decrease in sales and marketing costs was primarily attributable to a decrease in compensation, primarily bonus and commissions, due to the decline in license revenue.

As a percentage of product revenue, sales and marketing costs were 40.2% and 37.0% in the first quarter of 2008 and 2007, respectively.

PROFESSIONAL SERVICES

REVENUE

We offer a broad range of IT services to help businesses make the most of their IT assets. Some of these services include outsourcing and co-sourcing, application services and management, product solutions, project management, enterprise resource planning and customer relationship management services. Revenue from professional services decreased $100,000 or 0.1% during the first quarter of 2008 to $118.4 million compared to $118.5 million in the first quarter of 2007. The decrease in revenue was primarily due to a general slow down in customer spending on certain IT programs and on staff supplementation services, partially offset by a $3.3 million increase in application services revenue.

Professional services revenue by geographic location is presented in the table below (in thousands):

                                       Three Months Ended
                                            June 30,
                                      -------------------
                                         2007      2006
                                      --------   --------
United States                         $ 99,720   $102,206
Europe and Africa                       16,769     14,800
Other international operations           1,888      1,530
                                      --------   --------
Total professional services revenue   $118,377   $118,536
                                      ========   ========

                     COMPUWARE CORPORATION AND SUBSIDIARIES



PROFESSIONAL SERVICES CONTRIBUTION AND EXPENSES

Financial information for the professional services segment is as follows (in thousands):

                                      Three Months Ended
                                          June 30,
                                     -------------------
                                       2007       2006
                                     --------   --------
Revenue                              $118,377   $118,536
Expenses                              104,077    107,615
                                     --------   --------
Professional services contribution   $ 14,300   $ 10,921
                                     ========   ========

During the first quarter of 2008, the professional services segment generated a contribution margin of 12.1%, compared to 9.2% during the first quarter of 2007. The increase in contribution margin was primarily due to a decrease in cost of professional services.

Cost of professional services consists primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Cost of professional services decreased $3.5 million or 3.3% during the first quarter of 2008 to $104.1 million compared to $107.6 million in the first quarter of 2007. The decrease in costs was primarily attributable to lower compensation and benefit costs due to a reduction in employee headcount as management continues to align headcount with customer demand for our services.

CORPORATE AND OTHER EXPENSES

Administrative and general expenses consist primarily of costs associated with the corporate executive, finance, human resources, administrative, legal, communications and investor relations departments. In addition, administrative and general expenses include all facility-related costs, such as rent, building depreciation, maintenance and utilities, associated with worldwide sales, professional services and software development offices. Administrative and general expenses decreased $800,000 or 1.8% during the first quarter of 2008 to $45.4 million from $46.2 million during the first quarter of 2007. The decrease in cost was primarily attributable to a $1.5 million decrease in foreign currency losses, partially offset by an increase in costs associated with the Director Phantom Stock Plan that resulted from the increase in our stock price from March 31, 2007 to June 30, 2007.

Other income, net ("other income") consists primarily of interest income realized from investments, interest earned on deferred customer receivables and income/losses generated from our investments in partially owned companies. Other income decreased $5.2 million or 48.0% during the first quarter of 2008 to $5.7 million compared to $10.9 million in the first quarter of 2007. The decrease in other income was primarily attributable to a decline in investment interest income resulting from a lower average cash equivalent and investment balance throughout first quarter of 2008 compared to first quarter of 2007. We expect interest income to decline as a result of the use of cash and investments for future stock repurchases.

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax provision was $3.5 million in the first

                     COMPUWARE CORPORATION AND SUBSIDIARIES



quarter of 2008 and $14.4 million in the first quarter of 2007 representing an effective tax rate of 95% and 33%, respectively.

The increase in the effective tax rate from 2007 to 2008 is primarily due to an additional $2.1 million charge relating to the tax receivable previously recorded in the fourth quarter ended March 31, 2007. The previously recorded receivable had included an interest income component which was subject to income taxes, but for which the Company had not recorded a tax provision. The Company has considered both the qualitative and quantitative effects of this error on the financial statements for the fiscal year ended March 31, 2007, as well as the qualitative and quantitative effects of including the error correction in the quarter ended June 30, 2007 and fiscal year ended March 31, 2008, and has concluded that the effects on the financial statements are not material.

RESTRUCTURING COSTS AND ACCRUAL

In the first quarter of 2008, we initiated a restructuring plan that included a realignment and centralization of certain product development activities. These changes were designed to reduce the Company's costs and improve operating efficiencies. We incurred a charge of $16.0 million during the first quarter of 2008 that is expected to result in approximately $35.0 million of annualized cost savings. Results will begin to be seen in the second quarter of 2008. Additional charges are expected in the second quarter of 2008 relating to this restructuring plan as discussed in Note 7 to the Condensed Consolidated Financial Statements. We continue to evaluate our business processes in order to identify ways to reduce costs with the goal of reducing operating expenses by an additional $55.0 million to $65.0 million in annualized costs during fiscal 2008. Further expense reductions are likely to result in additional restructuring charges.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2007. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2007 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2007.

                     COMPUWARE CORPORATION AND SUBSIDIARIES



LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, cash and cash equivalents and investments totaled approximately $474.7 million.

Net cash provided by operating activities:

Net cash from operating activities decreased $26.1 million during the first quarter of 2008 as compared to 2007. The decrease was primarily a result of the $29.1 million decrease in net income discussed under "Results of Operations" and severance payments associated with the restructuring program initiated in 2008. Depreciation and amortization of $13.8 million and $13.4 million, respectively, in the first quarter of 2008 and 2007 added to net income to provide cash from operating activities. Our cash provided by operating activities is also impacted by changes in working capital accounts. Changes in accounts receivable and deferred revenue have typically had the largest impact on our cash flows as we allow for deferred payment terms on multi-year products contracts. Changes in accounts payable and accrued expenses are usually higher during the first quarter of a fiscal year as commissions and bonuses accrued for at March 31, 2007 are paid during the first quarter. The change in prepaid expenses and other current assets was a result of collecting $10.0 million of fiscal 2007 IBM settlement proceeds during the first quarter of 2008. There were no fiscal 2006 IBM settlement proceeds paid during the first quarter of 2007.

In the first quarter of fiscal 2008, the Company adopted a restructuring plan that realigned and centralized certain product development activities. The plan is expected to result in an estimated total cash payout of approximately $18.5 million for employee termination benefits and lease abandonment costs of which $2.1 million was paid as of June 30, 2007. We continue to review our business processes for additional cost savings that could cause us to incur further restructuring costs during 2008 (see Note 7 to the Condensed Consolidated Financial Statements).

We believe cash flow from operations will be sufficient to meet operating cash needs for the foreseeable future.

Net cash provided by (used in) investing activities:

Net cash provided by investing activities during the first quarter of 2008 was $34.4 million compared to net cash used for investing activities of $38.1 million during the first quarter of 2007.

Net cash from investing activities increased $72.5 million during the first quarter of 2008 as compared to 2007. The increase was primarily due to the $54.4 million net reduction in our investments. The sale of our investments is primarily being used to fund the stock repurchase initiative. The remaining increase in net cash was primarily due to the fact that we had no acquisitions during the first quarter of 2008. In the first quarter of 2007, we acquired SteelTrace Limited for $20.7 million in cash.

During these periods, capital expenditures for property and equipment and capitalized research and software development totaled $8.5 million and $8.1 million, respectively.

We also continue to evaluate business acquisition opportunities that fit our strategic plans.

                     COMPUWARE CORPORATION AND SUBSIDIARIES



Net cash provided by (used in) financing activities:

Net cash provided by financing activities during the first quarter of 2008 was $4.7 million compared to net cash used for financing activities of $30.7 million during the first quarter of 2007.

Net cash from financing activities increased $35.5 million during the first quarter of 2008 as compared to 2007. The increase was primarily due to a $57.8 million increase in net proceeds from exercise of stock options, partially offset by a $22.4 million increase in cash used to repurchase our common stock.

The Board of Directors has authorized the repurchase of our common stock under two plans, the "Discretionary Plan" and the "10b5-1 Plan". Under the Discretionary Plan, the Board of Directors has authorized the repurchase of a total of up to $750.0 million of our common stock. Our purchases of stock under the Discretionary Plan may occur on the open market, through negotiated or block transactions based upon market and business conditions subject to applicable legal limitations. During the first quarter of 2008, we repurchased 492,000 shares of our common stock under the Discretionary Plan at an average price of $10.90 per share for a total of $5.4 million. As of June 30, 2007, approximately $98.1 million remains authorized for future purchases under the Discretionary Plan.

Under the 10b5-1 Plan, the Board of Directors originally authorized the repurchase of up to 34.0 million shares of our common stock in December 2006 subject to price, volume and timing constraints set forth in the plan pursuant to Rule 10b5-1(c) of the Securities Exchange Act of 1934. In May 2007, we executed an amendment to the 10b5-1 Plan that, among other things, extended the termination date from June 30, 2007 to September 30, 2007. In conjunction with its approval of the amendment, the Board also authorized the repurchase of up to an additional 16.0 million shares under the 10b5-1 Plan. The 10b5-1 Plan allows the repurchase of our common stock at times when we might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by us has the authority to repurchase shares on our behalf under the terms and limitations specified in the plan. During the first quarter of 2008, we repurchased 4.3 million shares for an aggregate $42.7 million and settled $7.2 million of trades that occurred during the fourth quarter of 2007 under the 10b5-1 Plan. Approximately 27.7 million shares remained authorized for future repurchases as of June 30, 2007. The actual number of shares to be repurchased will depend on the terms of the 10b5-1 Plan and prevailing market conditions. The Company may terminate the 10b5-1 Plan at any time.

We intend to request approval from the Board of Directors during fiscal 2008 to expand the amounts authorized for repurchase of our common stock under the Discretionary and Rule 10b5-1 Plans on an as needed basis.

We hold a $100 million revolving credit facility that would have matured on July 27, 2007 (see Note 9 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2007 for a description of the facility). On July 26, 2007, we amended the credit agreement extending the maturity to October 26, 2007. No borrowings have occurred under this facility since inception.

                     COMPUWARE CORPORATION AND SUBSIDIARIES



We are currently working to expand our credit facility and are reviewing other forms of financing to insure funding of our stock repurchase program. We anticipate borrowing up to $300.0 million in fiscal 2008 in order to meet our stock repurchase initiatives.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstances. This Statement is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact this Statement will have on our financial statements.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations are described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended March 31, 2007.

At June 30, 2007, we had gross unrecognized tax benefits of $18.0 million. We anticipate settlement of $1.8 million with the taxing authorities in the upcoming twelve months. We are not able to reasonably estimate in which future periods the remaining amounts will ultimately be settled.

Except as described above or elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business since the end of fiscal 2007.

                     COMPUWARE CORPORATION AND SUBSIDIARIES



       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. There have been no material changes to our foreign exchange risk management strategy or our investment standards subsequent to March 31, 2007, therefore the market risks remain substantially unchanged since we filed the Annual Report on Form 10-K for the fiscal year ending March 31, 2007.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, to cause information required to be disclosed in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required financial disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, the repurchases of common stock for the quarter ended June 30, 2007:

                                                                                 Approximate dollar value or
                                                                  Total number     maximum number of shares
                                                                    of shares     that may yet be purchased
                                                                  purchased as   under the plans or programs
                                                                     part of     ---------------------------
                                      Total number     Average      publicly     Discretionary   Rule 10b5-1
                                        of shares    price paid     announced        Plan (a)      Plan (b)
               Period                   purchased     per share       plans           ($)          (shares)
               ------                 ------------   ----------   ------------   -------------   -----------
For the month ended April 30, 2007      3,125,000      $ 9.86       3,125,000     $103,510,000    12,878,000
For the month ended May 31, 2007        1,686,000       10.23       1,686,000       98,144,000    27,684,000
For the month ended June 30, 2007                                                   98,144,000    27,684,000
For the quarter ended June 30, 2007     4,811,000      $ 9.99       4,811,000     $ 98,144,000    27,684,000

(a) In December 2006, we announced that the Board of Directors authorized the discretionary repurchase of the Company's common stock for up to $200 million. Our purchases of stock may occur on the open market or in negotiated or block transactions based upon market and business conditions. Unless terminated earlier by resolution of our Board of Directors, the discretionary share repurchase plans will expire when we have repurchased all shares authorized for repurchase thereunder.

(b) In December 2006, the Board of Directors adopted a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to repurchase 34.0 million shares of our common stock. A broker selected by us has the authority under the terms and limitations specified in the plan to repurchase shares on our behalf in accordance with the terms of the plan. In May 2007, we expanded the plan to include an additional 16.0 million shares and we expect these purchases to continue through September 30, 2007, although the Company may terminate the plan at any time.

ITEM 5. OTHER INFORMATION

On July 26, 2007, we amended the Amended and Restated Credit Agreement, dated May 2, 2003 as of July 27, 2006, extending the maturity to October 26, 2007. The amendment is attached to this report as exhibit 4.9 and incorporated herein by reference.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit
 Number   Description of Document
-------   -----------------------
4.9       Amendment No. 1, dated as of July 26, 2007, to Amended and Restated
          Credit Agreement Dated May 2, 2003 as of July 27, 2006 (1)

10.103    Settlement Agreement, dated July 18, 2007, between Compuware
          Corporation and Hank Jallos (1)

10.104    Amendment No. 1, dated as of August 9, 2007, to the Settlement
          Agreement dated July 18, 2007, between Compuware Corporation and
          Hank Jallos (1)

15        Independent Registered Public Accounting Firm's Awareness Letter (1)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. (1)

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. (1)

32 Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act. (1)

(1)  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMPUWARE CORPORATION


Date: August 6, 2007                    By: /s/ Peter Karmanos, Jr.
                                            ------------------------------------
                                            Peter Karmanos, Jr.
                                            Chief Executive Officer
                                            (duly authorized officer)


Date: August 6, 2007                    By: /s/ Laura L. Fournier
                                            ------------------------------------
                                            Laura L. Fournier
                                            Senior Vice President
                                            Chief Financial Officer Treasurer
                                            (principal financial officer)

                                  EXHIBIT INDEX

Exhibit
 Number   Description of Document
-------   -----------------------
4.9       Amendment No. 1, dated as of July 26, 2007, to Amended and Restated
          Credit Agreement Dated May 2, 2003 as of July 27, 2006 (1)

10.103    Settlement Agreement, dated July 18, 2007, between Compuware
          Corporation and Hank Jallos (1)

10.104    Amendment No. 1, dated as of August 9, 2007, to the Settlement
          Agreement, dated July 18, 2007, between Compuware Corporation and
          Hank Jallos (1)

15        Independent Registered Public Accounting Firm's Awareness Letter (1)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. (1)

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. (1)

32 Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act. (1)

(1)  Filed herewith.