Form 10-Q
period 2007-09-30
COMPUWARE CORP
filed 2007-11-06
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of October 31, 2007, there were outstanding 286,202,586 shares of Common Stock, par value $.01, of the registrant.

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         September 30, 2007 and March 31, 2007                                 3

         Condensed Consolidated Statements of Operations
         for the three and six months ended September 30, 2007 and 2006        4

         Condensed Consolidated Statements of Cash Flows
         for the six months ended September 30, 2007 and 2006                  5

         Notes to Condensed Consolidated Financial
         Statements                                                            6

         Report of Independent Registered Public Accounting Firm              19

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           33

Item 4.  Controls and Procedures                                              33

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          34

Item 4.  Submission of Matters to a Vote of Security Holders                  35

Item 5.  Other Information                                                    35

Item 6.  Exhibits                                                             36

SIGNATURES                                                                    37

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                              SEPTEMBER 30,    MARCH 31,
                                                   2007          2007
                                              -------------   ----------
                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                    $  215,654    $  260,681
   Investments                                      95,404       107,062
   Accounts receivable, net                        398,703       420,774
   Deferred tax asset, net                          36,835        33,392
   Income taxes refundable, net                     31,272        58,266
   Prepaid expenses and other current assets        29,183        41,019
                                                ----------    ----------
      Total current assets                         807,051       921,194
                                                ----------    ----------

INVESTMENTS                                         10,958        71,391
                                                ----------    ----------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                   375,555       385,227
                                                ----------    ----------

CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION                                     65,543        72,276
                                                ----------    ----------

OTHER:
   Accounts receivable                             174,657       172,255
   Deferred tax asset, net                          33,185        15,987
   Goodwill                                        354,133       353,682
   Other                                            35,048        37,400
                                                ----------    ----------
      Total other assets                           597,023       579,324
                                                ----------    ----------

TOTAL ASSETS                                    $1,856,130    $2,029,412
                                                ==========    ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                             $   18,632    $   27,713
   Accrued expenses                                116,669       141,970
   Deferred revenue                                371,867       359,688
                                                ----------    ----------
      Total current liabilities                    507,168       529,371

DEFERRED REVENUE                                   277,963       321,881

ACCRUED EXPENSES                                    20,110        11,346

DEFERRED TAX LIABILITY, NET                         17,437        34,666
                                                ----------    ----------
      Total liabilities                            822,678       897,264
                                                ----------    ----------

SHAREHOLDERS' EQUITY:
   Common stock                                      2,861         3,030
   Additional paid-in capital                      693,160       673,660
   Retained earnings                               316,934       444,159
   Accumulated other comprehensive income           20,497        11,299
                                                ----------    ----------
         Total shareholders' equity              1,033,452     1,132,148
                                                ----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $1,856,130    $2,029,412
                                                ==========    ==========

See notes to unaudited condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                            SEPTEMBER 30,         SEPTEMBER 30,
                                        --------------------   -------------------
                                           2007       2006       2007       2006
                                        ---------   --------   --------   --------
REVENUES:
   Software license fees                $  70,016   $ 56,709    117,287   $124,174
   Maintenance fees                       116,296    115,132    230,037    225,449
   Professional services fees             115,659    116,666    234,036    235,202
                                        ---------   --------   --------   --------

      Total revenues                      301,971    288,507    581,360    584,825
                                        ---------   --------   --------   --------

OPERATING EXPENSES:
   Cost of software license fees            6,609      7,010     16,975     13,595
   Cost of maintenance fees                10,206      9,795     21,658     19,919
   Cost of professional services          101,970    103,645    206,047    211,260
   Technology development and support      24,170     29,744     53,498     56,860
   Sales and marketing                     65,456     67,711    130,188    133,479
   Administrative and general              42,874     45,156     88,254     91,384
   Restructuring costs                     18,731                34,751
                                        ---------   --------   --------   --------

      Total operating expenses            270,016    263,061    551,371    526,497
                                        ---------   --------   --------   --------

INCOME FROM OPERATIONS                     31,955     25,446     29,989     58,328

OTHER INCOME, NET                           5,427     10,613     11,086     21,494
                                        ---------   --------   --------   --------

INCOME BEFORE INCOME TAXES                 37,382     36,059     41,075     79,822

INCOME TAX PROVISION (BENEFIT)                (34)    11,250      3,470     25,692
                                        ---------   --------   --------   --------

NET INCOME                              $  37,416   $ 24,809   $ 37,605   $ 54,130
                                        =========   ========   ========   ========

Basic earnings per share                $    0.13   $   0.07   $   0.13   $   0.15
                                        =========   ========   ========   ========

Diluted earnings per share              $    0.13   $   0.07   $   0.13   $   0.15
                                        =========   ========   ========   ========

See notes to unaudited condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                               ---------------------
                                                                                  2007        2006
                                                                               ---------   ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                                  $  37,605   $  54,130
   Adjustments to reconcile net income to net cash provided
     by operations:
     Depreciation and amortization                                                27,554      26,900
     Property and equipment impairment associated with restructuring               3,079
     Capitalized software impairment associated with restructuring                 3,873
     Acquisition tax benefits                                                      2,621       2,585
     Stock option compensation                                                     7,183       4,862
     Deferred income taxes                                                        (3,634)      6,405
     Other                                                                           815        (329)
     Net change in assets and liabilities, net of effects from acquisitions and currency fluctuations:
          Accounts receivable                                                     39,425      64,142
          Prepaid expenses and other current assets                               12,762      (4,315)
          Other assets                                                             3,652         (99)
          Accounts payable and accrued expenses                                  (24,657)    (33,107)
          Deferred revenue                                                       (53,760)    (44,772)
          Income taxes                                                            (4,045)     (3,982)
                                                                               ---------   ---------
            Net cash provided by operating activities                             52,473      72,420
                                                                               ---------   ---------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Purchase of:
      Businesses, net of cash acquired                                                       (20,484)
      Property and equipment                                                      (6,691)    (10,485)
      Capitalized software                                                        (7,889)     (9,475)
   Proceeds from sale of property                                                              3,298
   Investments:
      Proceeds                                                                    71,375     272,305
      Purchases                                                                             (266,248)
                                                                               ---------   ---------
            Net cash provided by (used in) investing activities                   56,795     (31,089)
                                                                               ---------   ---------

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options including excess tax benefits      64,379       1,218
   Contribution to stock purchase plans                                            2,230       2,577
   Repurchase of common stock                                                   (227,695)   (190,104)
                                                                               ---------   ---------
            Net cash used in financing activities                               (161,086)   (186,309)
                                                                               ---------   ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            6,791       3,011
                                                                               ---------   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (45,027)   (141,967)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 260,681     612,062
                                                                               ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 215,654   $ 470,095
                                                                               =========   =========

See notes to unaudited condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at September 30, 2007, final amounts may differ from these estimates.

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

For revenue arrangements where there is a lack of VSOE of fair value for any undelivered elements, license fee revenue is deferred and recognized upon delivery of those elements. When maintenance or services are the only undelivered elements, the license fee revenue is recognized on a ratable basis over the longer of the maintenance term or over the period in

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2007
                                   (UNAUDITED)

which the services are expected to be performed. For income statement presentation purposes, we allocate revenue between professional services fees, maintenance fees and license fees based on our best estimate of the fair value of the undelivered elements using the residual method.

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

Maintenance fees - The Company's maintenance agreements provide for technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released during the maintenance period. The first year of maintenance is included with all license agreements. Maintenance revenue is recognized ratably over the term of the maintenance arrangements, which primarily range from one to five years.

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

The amortization for both internally developed and purchased software products is computed on a product-by-product basis. Capitalized software is reviewed for impairment on each balance sheet date. The annual amortization is the greater of the amount computed using (a) the ratio of current gross revenues compared with the total of current and anticipated future revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Amortization begins when the product is available for general release to customers. The amortization period for capitalized software is generally five years.

Goodwill and Other Intangibles - Goodwill for each operating segment and intangible assets with indefinite lives are tested for impairment annually and/or when events or circumstances indicate that their fair value may have been reduced below carrying value. The Company evaluated its goodwill and indefinite lived intangibles as of March 31, 2007 and determined there was no impairment.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2007
                                   (UNAUDITED)

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

NOTE 2 - COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share data were computed as follows (in thousands, except for per share data):

                                                 Three Months Ended     Six Months Ended
                                                    September 30,        September 30,
                                                -------------------   -------------------
                                                  2007       2006       2007       2006
                                                --------   --------   --------   --------
BASIC EARNINGS PER SHARE:
Numerator: Net income                           $ 37,416   $ 24,809   $ 37,605   $ 54,130
                                                --------   --------   --------   --------
Denominator:
   Weighted-average common shares outstanding    294,321    363,834    298,122    370,261
                                                --------   --------   --------   --------
Basic earnings per share                        $   0.13   $   0.07   $   0.13   $   0.15
                                                ========   ========   ========   ========

DILUTED EARNINGS PER SHARE:
Numerator: Net income                           $ 37,416   $ 24,809   $ 37,605   $ 54,130
                                                --------   --------   --------   --------
Denominator:
   Weighted-average common shares outstanding    294,321    363,834    298,122    370,261
   Dilutive effect of stock options                1,116        713      2,239        704
                                                --------   --------   --------   --------
   Total shares                                  295,437    364,547    300,361    370,965
                                                --------   --------   --------   --------
Diluted earnings per share                      $   0.13   $   0.07   $   0.13   $   0.15
                                                ========   ========   ========   ========

During the three and six months ended September 30, 2007, stock options to purchase a total of approximately 26,829,000 and 13,259,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive. During the three and six months ended September 30, 2006, stock options to purchase a total of approximately 51,221,000 and 51,332,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 3 - COMPREHENSIVE INCOME

Other comprehensive income includes unrealized gain on marketable securities and foreign currency translation gains that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows (in thousands):

                                Three Months Ended    Six Months Ended
                                   September 30,        September 30,
                                ------------------   -----------------
                                  2007      2006       2007      2006
                                -------   -------    -------   -------
Net income                      $37,416   $24,809    $37,605   $54,130
Unrealized gain on marketable
   securities, net of tax                      13                   71
Foreign currency translation
   adjustment, net of tax         5,724      (819)     9,198     3,212
                                -------   -------    -------   -------
Total comprehensive income      $43,140   $24,003    $46,803   $57,413
                                =======   =======    =======   =======

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 4 - STOCK BENEFIT PLANS AND STOCK-BASED COMPENSATION

The Company's Board of Directors adopted the 2007 Long Term Incentive Plan (the "LTIP") in June 2007 and it was approved by the Company's Shareholders in August 2007. The Company has reserved an aggregate of 28,000,000 common shares to be awarded under the LTIP. The Compensation committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or stock awards and annual cash incentive awards under the LTIP. All of the other Company's stock option plans have been terminated as to future grants.

The Company also has an employee stock purchase plan under which rights to purchase the Company's common stock are granted at 95% of the last day's actual closing market price on the market date immediately preceding a relevant transaction. During the first six months of 2008 the Company sold approximately 239,733 shares.

The Company's stock-based compensation plan activity was as follows (shares and intrinsic value in thousands):

                                                          Six Months Ended September 30, 2007
                                                    ----------------------------------------------
                                                                             Weighted
                                                                Weighted     Average
                                                                 Average    Remaining    Aggregate
                                                    Number of   Exercise   Contractual   Intrinsic
                                                     Options      Price       Term         Value
                                                    ---------   --------   -----------   ---------
Options outstanding as of April 1, 2007              43,710      $12.23
   Granted                                              410       10.93
   Exercised                                         (6,732)       8.83
   Forfeited                                           (544)       7.19
   Cancelled/expired                                 (1,195)      14.65
                                                     ------      ------
Options outstanding as of September 30, 2007         35,649      $12.79        3.56        $9,249
                                                     ======      ======

Options vested and expected to vest, net of
   estimated forfeitures,
   as of September 30, 2007                          34,250      $13.06        3.23        $8,272

Options exercisable as of September 30, 2007         30,137      $13.84        2.73        $4,785

The total fair value of shares vested and the total intrinsic value of options exercised were as follows (intrinsic values in thousands):

                                       Six Months Ended
                                         September 30,
                                       ----------------
                                          2007     2006
                                        -------   -----
Fair value of shares vested             $  5.12   $5.55
Intrinsic value of options exercised     16,192     710

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2007
                                   (UNAUDITED)

The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on the simplified method as described in Staff Accounting Bulletin 107. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our awards. The dividend yield assumption is based on the Company's history and expectation regarding dividend payouts.

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

                                                     Six Months Ended
                                                       September 30,
                                                     ----------------
                                                      2007     2006
                                                     ------   ------
Expected volatility                                   59.21%   68.88%
Risk-free interest rate                                4.79%    4.83%
Expected lives at date of grant (in years)              6.7      6.9
Weighted-average fair value of the options granted   $ 6.84   $ 5.04

Dividend yields were not a factor in determining fair value of stock options granted as the Company has never issued cash dividends and does not anticipate issuing cash dividends in the future.

Stock-based compensation expense was allocated as follows (in thousands):

                                          Three Months Ended    Six Months Ended
                                          September 30, 2007   September 30, 2007
                                          ------------------   ------------------
Stock-based compensation classified as:
   Cost of software license fees               $    --              $     1
   Cost of maintenance fees                         71                  139
   Cost of professional services                   336                  672
   Technology development and support              168                  342
   Sales and marketing                             690                1,132
   Administrative and general                      350                  780
   Restructuring costs (see Note 7)              3,995                4,117
                                               -------              -------
Total stock-based compensation expense
   before income taxes                           5,610                7,183
Income tax benefit                              (1,953)              (2,489)
                                               -------              -------
Total stock-based compensation expense
   after income taxes                          $ 3,657              $ 4,694
                                               =======              =======

As of September 30, 2007, $13.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options is expected to be recognized over a weighted-average period of approximately 2.86 years.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

The components of the Company's intangible assets were as follows (in thousands):

                                                       September 30, 2007
                                          --------------------------------------------
                                          Gross Carrying    Accumulated   Net Carrying
                                              Amount       Amortization      Amount
                                          --------------   ------------   ------------
Unamortized intangible assets:
   Trademarks (1)                            $  6,019                        $ 6,019
                                             ========                        =======

Amortized intangible assets:
   Capitalized software (2)                  $337,211       $(271,668)       $65,543
   Customer relationship agreements (3)        14,142          (7,105)         7,037
   Non-compete agreements (3)                   2,854          (2,543)           311
   Other (4)                                    6,896          (6,152)           744
                                             --------       ---------        -------
Total amortized intangible assets            $361,103       $(287,468)       $73,635
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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2007
                                   (UNAUDITED)

Changes in the carrying amounts of goodwill are summarized as follows (in thousands):

Goodwill                                                   Products   Services     Total
                                                           --------   --------   --------
Balance at March 31, 2007, net                             $211,947   $141,735   $353,682
   Adjustments to previously recorded purchase price (1)       (973)                 (973)
   Effect of foreign currency translation                       304        392        696
                                                           --------   --------   --------
Balance at June 30, 2007, net                              $211,278   $142,127   $353,405
   Adjustments to previously recorded purchase price (1)         72                    72
   Effect of foreign currency translation                       291        365        656
                                                           --------   --------   --------
Balance at September 30, 2007, net                         $211,641   $142,492   $354,133
                                                           ========   ========   ========

(1) The adjustment to goodwill primarily relates to tax adjustments related to prior acquisitions.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 6 - SEGMENTS

The Company operates in two business segments in the technology industry: products and professional services. The Company provides software products and professional services to IT organizations that help IT professionals efficiently develop, implement and support the applications that run their businesses.

Financial information for the Company's business segments is as follows (in thousands):

                                     Three Months Ended     Six Months Ended
                                       September 30,         September 30,
                                    -------------------   -------------------
                                      2007       2006       2007       2006
                                    --------   --------   --------   --------
Revenues:
   Products:
      Mainframe                     $110,484   $113,941   $213,721   $233,686
      Distributed systems             75,828     57,900    133,603    115,937
                                    --------   --------   --------   --------
         Total product revenue       186,312    171,841    347,324    349,623
   Professional services             115,659    116,666    234,036    235,202
                                    --------   --------   --------   --------
Total revenues                      $301,971   $288,507   $581,360   $584,825
                                    ========   ========   ========   ========

Operating expenses:
   Products                         $106,441   $114,260   $222,319   $223,853
   Professional services             101,970    103,645    206,047    211,260
   Corporate expenses                 42,874     45,156     88,254     91,384
   Restructuring costs                18,731                34,751
                                    --------   --------   --------   --------
Total operating expenses            $270,016   $263,061   $551,371   $526,497
                                    ========   ========   ========   ========

Income from operations
   before other income:
   Products                         $ 79,871   $ 57,581   $125,005   $125,770
   Professional services              13,689     13,021     27,989     23,942
   Corporate expenses                (42,874)   (45,156)   (88,254)   (91,384)
   Restructuring costs               (18,731)              (34,751)
                                    --------   --------   --------   --------

Income from operations before
   other income                       31,955     25,446     29,989     58,328
   Other income, net                   5,427     10,613     11,086     21,494
                                    --------   --------   --------   --------
Income before income taxes          $ 37,382   $ 36,059   $ 41,075   $ 79,822
                                    ========   ========   ========   ========

Financial information regarding geographic operations is presented in the table below (in thousands):

                                     Three Months Ended     Six Months Ended
                                       September 30,         September 30,
                                    -------------------   -------------------
                                      2007       2006       2007       2006
                                    --------   --------   --------   --------
Revenues:
   United States                    $194,643   $192,641   $379,773   $395,281
   Europe and Africa                  77,744     69,507    147,680    136,972
   Other international operations     29,584     26,359     53,907     52,572
                                    --------   --------   --------   --------
Total revenues                      $301,971   $288,507   $581,360   $584,825
                                    ========   ========   ========   ========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 7 - RESTRUCTURING ACCRUAL

During the first six months of fiscal 2008 the Company has undertaken various restructuring activities to improve the effectiveness and efficiency of a number of the Company's critical business processes. These activities resulted in a restructuring charge of $34.8 million for the six months ended September 30, 2007. As a result of these initiatives the Company has terminated approximately 415 employees and identified for termination approximately 65 employees. In addition, the Company has exited certain locations or reduced the square footage required to operate existing facilities.

In the first quarter of fiscal 2008, the Company initiated a restructuring plan that realigned and centralized certain product development activities and terminated employees from various other functions of the organization. Development activities were transitioned from the Merrimack, New Hampshire facility and the Amsterdam, The Netherlands facility to the Detroit headquarters facility and Application Vantage product development was transitioned from the San Diego, California facility to the Gdansk, Poland facility. The restructuring plan included the termination of approximately 230 employees, primarily programming personnel, and full or partial closing of the aforementioned facilities. In addition, the Company also terminated approximately 70 employees from various other functions of the organization, primarily within our products segment. All costs related to these first quarter actions have been expensed.

During the second quarter of fiscal 2008, the Company communicated a plan to further centralize a number of its product development activities. The centralization plan included the transition of development activities from Cambridge, Massachusetts, Sydney, Australia and Dublin, Ireland to the Detroit headquarters. This action will eliminate the positions of approximately 100 employees, and is anticipated to be substantially completed during the third quarter of fiscal 2008. In addition, the Company continued with workforce reductions in other areas of the company, terminating approximately 80 employees, primarily in sales and marketing. As part of the sales force reorganization, senior management positions were eliminated and the distributed and mainframe sales teams were aligned under one management structure. In addition, the Application Delivery Management and Changepoint sales teams were combined. The activities for the second quarter of fiscal 2008 resulted in a restructuring charge of $18.7 million. Approximately $1.7 million remains to be expensed related to these actions, primarily lease abandonment costs.

As part of the restructuring activities during the second quarter, the Company entered into a separation agreement with Henry (Hank) Jallos, its former President and Chief Operating Officer of Products, whose employment with the Company ended on July 10, 2007. Mr. Jallos will receive his salary in effect on his retirement date ($600,000 per year) through June 30, 2009. In accordance with Section 409A of the Internal Revenue Code, Mr. Jallos will receive the first six months of salary no earlier than January 10, 2008 after which Mr. Jallos will receive his remaining salary paid in semi-monthly installments through June 30, 2009. Mr. Jallos will also receive bonuses earned under the Company's executive incentive plan for fiscal 2006 in the amount of $345,000, which is payable in April 2008, and for fiscal 2007 in the amount of $240,000, which is payable in April 2009. Unvested stock options held by Mr. Jallos will continue to vest and all options may be exercised by Mr. Jallos pursuant to the terms and conditions set forth in the applicable stock option agreements as if his employment with the Company continued. Mr. Jallos must refrain from making disparaging statements regarding the Company and its directors and employees, and will remain obligated through June 30, 2009 to continue to comply with the provisions of our standard employee agreement, which requires that he keep the Company's confidential information confidential and that he comply with the Company's employee code of conduct. Under the standard employee agreement, he will also

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2007
                                   (UNAUDITED)

be prohibited until June 30, 2010 from competing with the Company, soliciting the Company's clients and soliciting or recruiting the Company's employees. The Company recorded a charge of approximately $5.4 million in the second quarter of fiscal 2008 related to this matter, including a non cash charge of $4.0 million related to the continued vesting of outstanding stock options.

The following table summarizes the restructuring accrual as of March 31, 2007, and changes to the accrual during the first six months of fiscal 2008 (in thousands):

                                                                                    Non-cash
                                                    Expensed          Paid          charges
                                      Accrual      during the      during the      during the       Accrual
                                    balance at    period ended    period ended    period ended     balance at
                                     March 31,   September 30,   September 30,   September 30,   September 30,
                                       2007           2007            2007            2007            2007
                                    ----------   -------------   -------------   -------------   -------------
Employee termination benefits                       $26,907        $(16,228)        $(4,117)        $ 6,562

Facilities costs (primarily lease
   abandonments and property
   and equipment impairment)          $2,419          6,998            (691)         (3,079)          5,647
Other                                                   846            (740)                            106
                                      ------        -------        --------         -------         -------
  Total                               $2,419        $34,751        $(17,659)        $(7,196)        $12,315
                                      ======        =======        ========         =======         =======

As of September 30, 2007, $9.4 million of the restructuring accrual is recorded in current "accrued expenses" with the remaining balance of $2.9 million recorded in long-term "accrued expenses" in the Condensed Consolidated Balance Sheet.

The accruals for employee termination benefits at September 30, 2007 primarily represent the amounts to be paid to employees that have been terminated or identified for termination as a result of initiatives described above. Most of these amounts are expected to be paid within fiscal 2008.

The accruals for facilities costs at September 30, 2007 represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2012. Projected sublease income is based on management's estimates, which are subject to change.

In the first quarter of 2008, the Company also recorded a capitalized software impairment charge of $3.9 million associated with our DevPartner and OptimalJ products that was recorded to "Cost of software license fees" in our Condensed Consolidated Statements of Operations.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 8 - DEBT

The Company has no long term debt.

On November 1, 2007, the Company entered into a new, unsecured revolving credit agreement (the "new credit facility") with Comerica Bank and other lenders. The new credit facility provides for a revolving line of credit in the amount of $150 million and expires on November 1, 2012. The credit facility also has an accordion feature to increase the revolving line of credit by up to $150 million subject to receiving additional commitments from lenders and certain other conditions.

The new credit facility contains various negative covenants, including limitations on: liens, investments, loans and advances, indebtedness, mergers, consolidations and acquisitions, asset sales, dividends and transactions with affiliates. The new credit facility is also subject to maximum total debt to EBITDA and minimum fixed charge coverage financial covenants.

Any borrowings under the new credit facility bear interest at the Company's option, at the prime rate, the Eurodollar rate plus the applicable margin (based on the level of maximum total debt to EBITDA ratio), or the Federal Funds rate plus one hundred basis points plus the applicable margin. The Company will also pay a quarterly facility fee on the new credit facility based on the applicable margin grid.

Previously, the Company held a $100 million revolving credit facility which matured on October 26, 2007. No borrowings had ever occurred under the prior facility.

NOTE 9 - INCOME TAXES

On July 12, 2007, the State of Michigan enacted the Michigan Business Tax (MBT) as a replacement for the Single Business Tax (SBT), which expires at December 31, 2007. The MBT is effective on January 1, 2008 and is comprised of two components: an income tax and a modified gross receipts tax. The two components of the MBT are considered income taxes subject to the accounting provisions of FASB Statement No. 109, "Accounting for Income Taxes".

As a result of the MBT enactment, the Company recorded an income tax benefit of approximately $12 million in the quarter ended September 30, 2007. This benefit relates primarily to the recognition of a deferred tax asset for Brownfield Redevelopment credits which are available to offset MBT liabilities through the Company's fiscal year 2022. The Brownfield Redevelopment credits were previously available to reduce the Company SBT liabilities. These credits were not historically recorded as a deferred tax asset since the Company did not account for the SBT as an income tax. As with all deferred tax assets, the Company assessed the ability to utilize these credits prior to their expiration and recorded a valuation allowance for the amount that was not more likely than not to be realized.

The income tax provision for the first quarter ended June 30, 2007 includes an additional $2.1 million charge relating to the tax receivable previously recorded in the fourth quarter ended March 31, 2007. The previously recorded receivable had included an interest income component which was subject to income taxes, but for which the Company had not recorded a tax provision. The Company has considered both the qualitative and quantitative effects of this error on the financial statements for the fiscal year ended March 31, 2007, as well as the qualitative and quantitative effects of including the error correction in the quarter ended June 30,

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2007
                                   (UNAUDITED)

2007, the six months ended September 30, 2007 and fiscal year ended March 31, 2008, and has concluded that the effects on the financial statements are not material.

During the first quarter ended June 30, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Upon adoption of FIN 48, we recorded a $1.4 million increase in the liability for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment to retained earnings. At April 1, 2007, the Company had $16.7 million of gross unrecognized tax benefits of which $12.7 million, net of federal benefit, would favorably affect the Company's effective tax rate if recognized. At September 30, 2007, the Company had $18.2 million of gross unrecognized tax benefits, of which $4.6 million are netted against deferred tax assets relating to the same jurisdiction, and $1.9 million and $11.7 million are recorded as current and non-current accrued expenses, respectively. Of the total unrecognized tax benefits, $13.7 million, net of federal benefit, would favorably affect the Company's effective tax rate if recognized. There have been no material changes to the liability for uncertain tax positions during the quarter ended September 30, 2007.

In accordance with our accounting policy, interest and penalties related to income tax liabilities are included in income tax expense. The Company had a $3.6 million reserve recorded for the payment of interest and penalties at April 1, 2007. This amount is included as a component of the gross unrecognized tax benefits discussed above. The Company has a $3.4 million reserve recorded for the payment of interest and penalties at September 30, 2007.

At September 30, 2007, the Company has open tax years, from tax periods 1996 and forward, with various taxing jurisdictions, including the U.S., Brazil and the United Kingdom. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not anticipate the change to have a significant impact on the results of operations or the financial position of the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Compuware Corporation
Detroit, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company"), as of September 30, 2007, and the related condensed consolidated statements of operations for the three-month and six-month periods ended September 30, 2007 and 2006, and of cash flows for the six-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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

As discussed in Note 9 to the condensed consolidated financial statements, effective April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

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

Detroit, Michigan
November 6, 2007

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

The material risks and uncertainties that we believe affect us are summarized below and, other than the risk factor relating to our stock repurchase plans, have not materially changed since the end of fiscal 2007 (see Item 1A Risk Factors in our 2007 10-K for a more detailed explanation of each risk). These risks and uncertainties are not the only ones we face. Additional risks and uncertainties discussed elsewhere in the reports we file with the Securities and Exchange Commission, as well as other risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial, may also impair business operations. This report is qualified in its entirety by these risk factors and those listed below. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and shareholders could lose all or part of their investment.

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

     - The continuation of our stock repurchase plans is subject to various risks and uncertainties that may cause us to suspend or terminate our market repurchase activity.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

          For example, repurchases of the Company's common stock could be delayed indefinitely by conditions in the stock or debt markets, adverse business conditions, the Company's need to conserve capital resources for use in its operations, the Company's inability or unwillingness to borrow funds, and other factors beyond our control.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

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

The following occurred during the second quarter of 2008:

     - Restructuring actions resulted in a charge of $18.7 million. Cost saving actions initiated during the first six months of 2008 are expected to reduce costs by approximately $75.0 million on an annualized basis.

     - Repurchased approximately 19.1 million shares of our common stock at an average price of $9.02 per share. Obtained authorization from the Board of Directors to repurchase an additional $200 million of common stock.

     - Terminated the Stock Repurchase Agreement under Rule 10b5-1 of the Securities Exchange Act of 1934.

     - Experienced a 31.0% increase in distributed product revenue compared to the second quarter of 2007 due to increases in both license and maintenance revenue.

     - Realized a 3.0% decrease in mainframe product revenue compared to the second quarter of 2007 primarily due to a decline in maintenance revenue.

     - Experienced an increase in products contribution margin to 42.9% in the second quarter of 2008 from 33.5% in the second quarter of 2007 due to an increase in license revenue and a decrease in technology development and support and sales and marketing costs.

     - Recognized an income tax benefit of approximately $12 million as a result of the Michigan Business Tax enactment.

     - Released 11 mainframe and 4 distributed product updates designed to increase the productivity of the IT departments of our customers.

In addition, on November 1, 2007 we entered into a new revolving credit facility with Comerica Bank and other lenders. The new credit facility provides for a revolving line of credit in the amount of $150 million and expires on November 1, 2012.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                           Percentage of                    Percentage of
                                          Total Revenues                   Total Revenues
                                        ------------------               ------------------
                                        Three Months Ended                Six Months Ended
                                           September 30,      Period-       September 30,      Period-
                                        ------------------   to-Period   ------------------   to-Period
                                           2007    2006        Change       2007    2006        Change
                                          -----   -----      ---------     -----   -----      ---------
REVENUE:
   Software license fees                   23.2%   19.7%        23.5%       20.2%   21.2%       (5.5)%
   Maintenance fees                        38.5    39.9          1.0        39.6    38.6         2.0
   Professional services fees              38.3    40.4         (0.9)       40.2    40.2        (0.5)
                                          -----   -----                    -----   -----
      Total revenues                      100.0   100.0          4.7       100.0   100.0        (0.6)
                                          -----   -----                    -----   -----

OPERATING EXPENSES:
   Cost of software license fees            2.2     2.4         (5.7)        2.9     2.3        24.9
   Cost of maintenance fees                 3.4     3.4          4.2         3.7     3.4         8.7
   Cost of professional services           33.7    35.9         (1.6)       35.4    36.1        (2.5)
   Technology development and support       8.0    10.3        (18.7)        9.2     9.7        (5.9)
   Sales and marketing                     21.7    23.5         (3.3)       22.4    22.8        (2.5)
   Administrative and general              14.2    15.7         (5.1)       15.2    15.7        (3.4)
   Restructuring cost                       6.2     0.0          n/a         6.0     0.0         n/a
                                          -----   -----                    -----   -----
      Total operating expenses             89.4    91.2          2.6        94.8    90.0         4.7
                                          -----   -----                    -----   -----
Income from operations                     10.6     8.8         25.6         5.2    10.0       (48.6)
Other income                                1.8     3.7        (48.9)        1.9     3.7       (48.4)
                                          -----   -----                    -----   -----
Income before income taxes                 12.4    12.5          3.7         7.1    13.7       (48.5)
   Income tax provision                     0.0     3.9       (100.3)        0.6     4.4       (86.5)
                                          -----   -----                    -----   -----
Net income                                 12.4%    8.6%        50.8%        6.5%    9.3%      (30.5)%
                                          =====   =====                    =====   =====

SOFTWARE PRODUCTS

Financial information for the products segment is as follows (in thousands):

                        Three Months Ended     Six Months Ended
                          September 30,         September 30,
                       -------------------   -------------------
                         2007       2006       2007       2006
                       --------   --------   --------   --------
Revenue                $186,312   $171,841   $347,324   $349,623
Expenses                106,441    114,260    222,319    223,853
                       --------   --------   --------   --------
Product contribution   $ 79,871   $ 57,581   $125,005   $125,770
                       ========   ========   ========   ========

The products segment generated contribution margins of 42.9% and 33.5% during the second quarter of 2008 and 2007, respectively, and 36.0% for the first six months of both 2008 and 2007. Product expenses include cost of software license fees, cost of maintenance fees, technology development and support, and sales and marketing costs. The increase in margins for the second quarter of 2008 was primarily due to an increase in license fees and a decrease in technology development and support and sales and marketing costs.

                     COMPUWARE CORPORATION AND SUBSIDIARIES


SOFTWARE PRODUCTS REVENUE

Our software products are designed to enhance the effectiveness of key disciplines throughout the IT organization from application development and delivery to service management and IT portfolio management supporting all major enterprise computing platforms. Product revenue, which consists of software license fees and maintenance fees, comprised 61.7% and 59.6% of total revenue during the second quarter of 2008 and 2007, respectively, and 59.8% of total revenue during the first six months of both 2008 and 2007.

Distributed software product revenue increased $17.9 million or 30.9% during the second quarter of 2008 to $75.8 million from $57.9 million during the second quarter of 2007 and increased $17.7 million or 15.2% during the first six months of 2008 to $133.6 million from $115.9 million during the first six months of 2007. The increases were due to license and maintenance fee growth as discussed below.

Mainframe software product revenue decreased $3.5 million or 3.0% during the second quarter of 2008 to $110.5 million from $113.9 million during the second quarter of 2007 and decreased $20.0 million or 8.5% during the first six months of 2008 to $213.7 million from $233.7 million during the first six months of 2007. The decline during the second quarter was due to lower maintenance revenue. The decline in the first six months of 2008 was primarily due to decreased license and maintenance fees as discussed below.

License revenue increased $13.3 million or 23.5% during the second quarter of 2008 to $70.0 million from $56.7 million during the second quarter of 2007 and decreased $6.9 million or 5.5% during the first six months of 2008 to $117.3 million from $124.2 million in the first six months of 2007. The increase during the second quarter was primarily related to a $13.0 million increase in distributed license fees related to our Vantage and Changepoint product lines. The decline during the first six months was primarily a result of decreased demand for capacity mainframe licenses in our United States operations, partially offset by increases in distributed license revenue. Fluctuations in foreign currencies positively impacted license fees by $2.2 million and $3.6 million during the second quarter of 2008 and first six months of 2008, respectively.

Maintenance fees increased $1.2 million or 1.0% to $116.3 million during the second quarter of 2008 from $115.1 million during the second quarter of 2007 and increased $4.6 million to $230.0 million in the first six months of 2008 from $225.4 million in the first six months of 2007. Fluctuations in foreign currencies positively impacted maintenance fees by $3.5 million and $6.5 million during the second quarter of 2008 and first six months of fiscal 2008, respectively. Increases in distributed maintenance fees, across most product families, were partially offset by declines in mainframe maintenance fees.

Product revenue by geographic location is presented in the table below (in thousands):

                                  Three Months Ended     Six Months Ended
                                    September 30,         September 30,
                                 -------------------   -------------------
                                   2007       2006       2007       2006
                                 --------   --------   --------   --------
United States                    $ 98,236   $ 94,315   $183,646   $194,748
Europe and Africa                  60,906     53,270    114,073    105,935
Other international operations     27,170     24,256     49,605     48,940
                                 --------   --------   --------   --------
Total product revenue            $186,312   $171,841   $347,324   $349,623
                                 ========   ========   ========   ========

                     COMPUWARE CORPORATION AND SUBSIDIARIES


PRODUCT EXPENSES

Product expenses include cost of software license fees, cost of maintenance fees, technology development and support costs and sales and marketing expenses. These expenses are discussed below.

Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers (including associated hardware costs) and the cost of author royalties. For the second quarter of 2008, cost of software license fees decreased $0.4 million or 5.7% to $6.6 million from $7.0 million in the second quarter of 2007 and for the first six months of 2008 increased $3.4 million or 24.9% to $17.0 million from $13.6 million in the first six months of 2007. The increase in cost of software license fees for the first six months was primarily due to a $3.9 million capitalized software impairment charge associated with the restructuring program initiated during the first quarter of 2008 (see Note 7 to the Condensed Consolidated Financial Statements). As a percentage of software license fees, costs of software license fees were 9.4% and 12.4% in the second quarter of 2008 and 2007, respectively, and 14.5% (including 3.3% from the impairment charge) and 10.9% in the first six months of 2008 and 2007, respectively.

Cost of maintenance fees consists of the direct costs allocated to maintenance and product support such as helpdesk and technical support. Customers who subscribe to maintenance are also eligible to receive the benefit of new releases as well as support. New releases include significant research and development costs and are available to be licensed to new customers as well as maintenance customers. For the second quarter of 2008, cost of maintenance fees increased $0.4 million or 4.2% to $10.2 million from $9.8 million in the second quarter of 2007 and for the first six months of 2008 increased $1.8 million or 8.7% to $21.7 million from $19.9 million in the first six months of 2007. The increases in expense were primarily due to higher compensation and benefit costs, which started to occur during the middle of fiscal 2007 in order to meet product development and maintenance initiatives. As a percentage of maintenance fees, cost of maintenance fees were 8.8% and 8.5% in the second quarter of 2008 and 2007, respectively and 9.4% and 8.8% in the first half of 2008 and 2007, respectively.

Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Also included are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support all technology initiatives. As a percentage of product revenue, costs of technology development and support were 13.0% and 17.3% in the second quarter of 2008 and 2007, respectively and 15.4% and 16.3% in the first six months of 2008 and 2007, respectively.

Capitalization of internally developed software products begins when technological feasibility of the product is established. Total technology development and support costs incurred internally and capitalized in the second quarter and first six months of 2008 and 2007 were as follows (in thousands):

                                                       Three Months Ended    Six Months Ended
                                                          September 30,       September 30,
                                                       ------------------   -----------------
                                                         2007      2006       2007      2006
                                                       -------   --------   -------   -------
Technology development and support costs incurred      $27,767    $33,739   $60,815   $66,337
Capitalized technology development and support costs    (3,597)    (3,995)   (7,317)   (9,477)
                                                       -------   --------   -------   -------
Technology development and support costs reported      $24,170    $29,744   $53,498   $56,860
                                                       =======   ========   =======   =======

                     COMPUWARE CORPORATION AND SUBSIDIARIES

Before the capitalization of internally developed software products, total technology development and support expenditures for the second quarter of 2008 decreased $6.0 million or 17.7%, to $27.8 million from $33.8 million in the second quarter of 2007 and for the first six months of 2008 decreased $5.5 million, or 8.3% to $60.8 million from $66.3 million in the first six months of fiscal 2007. The decreases were a result of the restructuring program initiated during the first quarter of fiscal 2008 (see Note 7 to the Condensed Consolidated Financial Statements).

Sales and marketing costs consist primarily of personnel related costs associated with product sales and sales support and marketing for all our product offerings. For the second quarter of 2008, sales and marketing costs decreased $2.2 million or 3.3% to $65.5 million from $67.7 million in the second quarter of 2007 and for the first six months of fiscal 2008 decreased $3.3 million or 2.5% to $130.2 million from $133.5 million in the first six months of fiscal 2007. The decrease in sales and marketing costs for the second quarter was primarily attributable to lower salary costs due to decreased headcount as a result of the sales reorganization (see Note 7 to the Condensed Consolidated Financial Statements) and lower marketing costs offset by higher commission expense due to the increase in license revenue. The six month decrease was primarily the result of reduced salary and marketing program costs.

As a percentage of product revenue, sales and marketing costs were 35.1% and 39.4% in the second quarter of 2008 and 2007, respectively and 37.5% and 38.2% in the first six months of 2008 and 2007, respectively.

PROFESSIONAL SERVICES

Financial information for the professional services segment is as follows (in thousands):

                                     Three Months Ended      Six Months Ended
                                        September 30,          September 30,
                                     -------------------   -------------------
                                       2007       2006       2007       2006
                                     --------   --------   --------   --------
Revenue                              $115,659   $116,666   $234,036   $235,202
Expenses                              101,970    103,645    206,047    211,260
                                     --------   --------   --------   --------
Professional services contribution   $ 13,689   $ 13,021   $ 27,989   $ 23,942
                                     ========   ========   ========   ========

During the second quarter of 2008, the professional services segment generated a contribution margin of 11.8%, compared to 11.2% during the second quarter of 2007 and 12.0% and 10.2% during the first six months of 2008 and 2007, respectively. The increase in contribution margin was primarily due to the improved performance of the application services operations.

PROFESSIONAL SERVICES REVENUE

We offer a broad range of IT services to help businesses make the most of their IT assets. Some of these services include outsourcing and co-sourcing, application services and management, product solutions, project management, enterprise resource planning and customer relationship management services. Revenue from professional services decreased $1.0 million or 0.9% during the second quarter of 2008 to $115.7 million compared to $116.7 million in the second quarter of 2007 and decreased $1.2 million or 0.5% for the first six months

                     COMPUWARE CORPORATION AND SUBSIDIARIES

of 2008 to $234.0 million from $235.2 million in the first six months of 2007. The decreases in revenue were primarily due to a general slow down in customer spending on certain IT programs and on staff supplementation services, partially offset by a $2.9 million and $6.2 million increase in application services revenue during the second quarter and first six months of 2008, respectively.

Professional services revenue by geographic location is presented in the table below (in thousands):

                                       Three Months Ended     Six Months Ended
                                         September 30,         September 30,
                                      -------------------   -------------------
                                        2007       2006       2007       2006
                                      --------   --------   --------   --------
United States                         $ 96,407   $ 98,326   $196,127   $200,533
Europe and Africa                       16,838     16,237     33,607     31,037
Other international operations           2,414      2,103      4,302      3,632
                                      --------   --------   --------   --------
Total professional services revenue   $115,659   $116,666   $234,036   $235,202
                                      ========   ========   ========   ========

PROFESSIONAL SERVICES EXPENSES

Cost of professional services consists primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Cost of professional services decreased $1.6 million or 1.6% during the second quarter of 2008 to $102.0 million compared to $103.6 million in the second quarter of 2007 and decreased $5.3 million or 2.5% during the first six months of 2008 to $206.0 million from $211.3 million during the first six months of 2007. The decrease in costs was primarily attributable to lower compensation and benefit costs due to a reduction in employee headcount as management continues to align headcount with customer demand for our services.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

CORPORATE AND OTHER EXPENSES

Administrative and general expenses consist primarily of costs associated with the corporate executive, finance, human resources, administrative, legal, communications and investor relations departments. In addition, administrative and general expenses include all facility-related costs, such as rent, building depreciation, maintenance and utilities, associated with worldwide sales, professional services and software development offices. Administrative and general expenses decreased $2.3 million or 5.1% during the second quarter of 2008 to $42.9 million from $45.2 million during the second quarter of 2007 and decreased $3.1 million or 3.4% during the first six months of 2008 to $88.3 million from $91.4 million in the first six months of 2007. The decrease in costs for the second quarter was primarily attributable to a decrease in costs associated with the Director Phantom Stock Plan due to the reduction in our stock price at June 30, 2007 as compared to September 30, 2007, lower compensation costs resulting from a reduction in employee headcount and a reduction in third party recruiting fees, offset by an increase in foreign currency losses. The decrease in costs for the six month period was primarily attributable to a decrease in compensation costs, a decrease in costs associated with the Director Phantom Stock Plan that resulted from the decrease in our stock price at March 31, 2007 as compared to September 30, 2007 and lower third party recruiting fees.

Other income, net ("other income") consists primarily of interest income realized from investments, interest earned on deferred customer receivables and income/losses generated from our investments in partially owned companies. Other income decreased $5.2 million or 49.1% during the second quarter of 2008 to $5.4 million compared to $10.6 million in the second quarter of 2007 and decreased $10.4 million or 48.4% during the first six months of 2008 to $11.1 million from $21.5 million during the first six months of 2007. The decrease in other income was primarily attributable to a decline in investment interest income resulting from a lower average cash equivalent and investment balance during the respective periods of 2008 compared to 2007.

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax benefit was $34,000 in the second quarter of 2008 compared to a provision of $11.3 million in the second quarter of 2007, representing an effective tax rate of 0% and 31.2%, respectively. The income tax provision was $3.5 million for the first six months of 2008 compared to $25.7 million for the first six months of 2007, representing an effective rate of 8.5% and 32.2%, respectively.

The decrease in the effective tax rate from 2007 to 2008 is primarily due to a benefit of approximately $12 million recorded in the quarter ended September 30, 2007. This benefit relates primarily to the recognition of a deferred tax asset for Brownfield Redevelopment credits which are available to offset Michigan Business Tax (MBT) liabilities through the Company's fiscal year 2022 (see Note 9 to the Condensed Consolidated Financial Statements).

For the first six months of 2008, the MBT benefit was partially offset by an additional $2.1 million charge relating to the tax receivable previously recorded in the fourth quarter ended March 31, 2007. The previously recorded receivable had included an interest income component which was subject to income taxes, but for which the Company had not recorded a tax provision. The Company has considered both the qualitative and quantitative effects of this error on the financial statements for the fiscal year ended March 31, 2007, as well as the qualitative and quantitative effects of including the error correction in the quarter ended June 30, 2007 and the six months ended September 30, 2007 and year ended March 31, 2008, and has concluded that the effects on the financial statements are not material.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

RESTRUCTURING COSTS AND ACCRUAL

In the second quarter of 2008, we continued with our initiative to improve operating efficiencies and reduce costs (as discussed in Note 7 to the Condensed Consolidated Financial Statements). We incurred charges of $18.7 million and $34.8 million during the second quarter and first six months of 2008, respectively. Actions initiated during the first six months of 2008 are expected to result in approximately $75.0 million of annualized cost reductions, primarily in technology development and support and sales and marketing. An additional charge of $1.7 million is expected in the third quarter of 2008 relating to the restructuring actions undertaken in the first six month of 2008. We continue to evaluate our business processes to identify ways to reduce costs with the goal of reducing operating expenses by an additional $20.0 million to $25.0 million in annualized costs during fiscal 2008. Further expense reductions are likely to result in additional restructuring charges. Such restructuring charges are expected to be under $10 million for the third quarter of 2008.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at September 30, 2007. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2007 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2007.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, cash and cash equivalents and investments totaled approximately $322.0 million.

Net cash provided by operating activities:

Net cash from operating activities decreased $19.9 million during the first six months of 2008 as compared to the first six months of 2007. The decrease was primarily a result of the $17.7 million of severance and other payments associated with the restructuring program initiated in 2008. Our cash provided by operating activities is also impacted by changes in working capital accounts. Changes in accounts receivable and deferred revenue have typically had the largest impact on our cash flows as we allow for deferred payment terms on multi-year products contracts. This net change was $33.7 million lower in the first six months of 2008 compared to comparable period in 2007 primarily due to a decline in collections multi-year products deals. Changes in accounts payable and accrued expenses are usually higher during the first six months of a fiscal year as commissions and bonuses accrued for at March 31, 2007 are paid during the first quarter. This change was lower during the first six months of 2008 compared to the comparable period in 2007 due to a $8.7 million increase in the accrual for restructuring costs. The change in prepaid expenses and other current assets was a result of collecting $10.0 million of fiscal 2007 IBM settlement proceeds during the first six months of 2008. There were no fiscal 2006 IBM settlement proceeds paid during the first six months of 2007.

As of September 30, 2007, $12.3 million is accrued related to restructuring actions. We continue to review our business processes for additional cost reductions that could cause us to incur further restructuring costs during 2008 (see Note 7 to the Condensed Consolidated Financial Statements).

We believe cash flow from operations will be sufficient to meet operating cash needs for the foreseeable future.

Net cash provided by (used in) investing activities:

Net cash provided by investing activities during the first six months of 2008 was $56.8 million compared to net cash used for investing activities of $31.1 million during the first six months of 2007, an increase of $87.9 million. The increase was primarily due to the $71.4 million net reduction in our investments. The sale of our investments was primarily used to fund the stock repurchase initiative. The remaining increase in net cash was primarily due to the fact that we had no acquisitions during the first six months of 2008. In the first six months of 2007, we acquired SteelTrace Limited for $20.7 million in cash. We continue to evaluate business acquisition opportunities that fit our strategic plans.

For the six months ended September 30, 2007 and 2006, capital expenditures for property and equipment and capitalized research and software development totaled $14.6 million and $20.0 million, respectively.

We also continue to evaluate business acquisition opportunities that fit our strategic plans.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

Net cash used in financing activities:

Net cash used by financing activities during the first six months of 2008 was $161.1 million compared to net cash used for financing activities of $186.3 million during the first six months of 2007, a decrease of $25.2 million. The decrease was primarily due to a $63.2 million increase in net proceeds from exercise of stock options, due to the increase in the stock price during the first six months of 2008, partially offset by a $37.6 million increase in cash used to repurchase our common stock.

The Company has repurchased common stock under two plans, the "Discretionary Plan" and the "10b5-1 Plan". Under the Discretionary Plan, the Board of Directors has authorized, since May 2003, the repurchase of a total of up to $950.0 million of our common stock, including an additional $200 million authorized in August 2007. Our purchases of stock under the Discretionary Plan may occur on the open market, through negotiated or block transactions based upon market and business conditions subject to applicable legal limitations. During the first six months of 2008, we repurchased 12.6 million shares of our common stock under the Discretionary Plan at an average price of $8.78 per share for a total of $110.8 million. As of September 30, 2007, approximately $192.7 million remains authorized for future purchases under the Discretionary Plan.

Under the 10b5-1 Plan, the Board of Directors had authorized the repurchase of up to a total of 50.0 million shares of our common stock, subject to price, volume and timing constraints set forth in the plan pursuant to Rule 10b5-1(c) of the Securities Exchange Act of 1934 through September 30, 2007. A broker selected by us had the authority to repurchase shares on our behalf under the terms and limitations specified in the plan without our discretion, allowing repurchase activity to continue at times when we might otherwise be prevented from repurchasing shares under insider trading laws or because of self-imposed trading blackout periods. During the first six months of 2008, we repurchased
11.3 million shares for an aggregate $109.8 million and settled an additional $7.2 million of trades that occurred during the fourth quarter of 2007 under the 10b5-1 Plan. In August 2007 the 10b5-1 Plan was terminated.

The Company intends to continue repurchasing shares under its Discretionary Plan, funded primarily through the Company's operating cash flow. Over the long term the goal is to reduce the Company's weighted average share count to approximately 200 million shares. Management intends to request approval from the Board of Directors for additional repurchase authorization from time to time toward this goal.

On November 1, 2007, the Company entered into a new revolving credit agreement (the "new credit facility") with Comerica Bank and other lenders to provide additional leverage to the Company. The new credit facility provides for a revolving line of credit in the amount of $150 million and expires on November 1, 2012. The new credit facility also has an accordion feature to increase the facility by $150 million, subject to receiving additional commitments from lenders and certain other conditions. The new facility also limits additional borrowing outside of the facility to $250 million. See Note 8 to the Condensed Consolidated Financial Statements for a description of the material terms of the new credit facility.

The new credit facility replaces a $100 million revolving credit facility which matured on October 26, 2007. No borrowings have occurred under this or the previous facility since inception.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

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

At September 30, 2007, we had gross unrecognized tax benefits of $18.2 million. We anticipate settlement of $2.0 million with the taxing authorities in the upcoming twelve months. We are not able to reasonably estimate in which future periods the remaining amounts will ultimately be settled.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Other than the risk factor added below, there have been no material changes to the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended March 31, 2007.

OUR STOCK REPURCHASE PLANS MAY BE SUSPENDED OR TERMINATED AT ANY TIME, WHICH MAY RESULT IN A DECREASE IN OUR STOCK PRICE.

We have repurchased shares of our common stock in the market during the past several years pursuant to a non-discretionary plan which complied with SEC Rule 10b5-1 and a second arrangement pursuant to which management is permitted to determine the amount and timing of repurchases in its discretion subject to an overall limit. Our ability and willingness to repurchase shares is subject to, among other things, the availability of cash resources and credit at rates and upon terms we believe are prudent. In August 2007, due to current unfavorable conditions in the credit market, we decided it was prudent not to take on any debt at this time to fund additional stock buyback activity and discontinued our Rule 10b5-1 repurchase plan. Stock market conditions, the market value of our common stock and other factors may also make it imprudent for us from time to time to engage in repurchase activity. There can be no assurance that we will continue to repurchase shares at historic levels or at all. If our repurchase program is curtailed, our stock price may fall.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, the repurchases of common stock for the quarter ended September 30, 2007:

                                                                                   Approximate dollar value or
                                                                                     maximum number of shares
                                                                   Total number     that may yet be purchased
                                                                    of shares      under the plans or programs
                                            Total      Average     purchased as    ---------------------------
                                           number       price        part of       Discretionary   Rule 10b5-1
                                          of shares   paid per       publicly         Plan (a)       Plan (b)
                Period                    purchased     share    announced plans        ($)          (shares)
                ------                   ----------   --------   ---------------   -------------   -----------
For the month ended July 31, 2007         4,749,000     $9.98        4,749,000      $ 88,717,000    23,935,000
For the month ended August 31, 2007      11,520,000      8.95       11,520,000       214,769,000    20,685,000
For the month ended September 30, 2007    2,852,000      7.73        2,852,000       192,725,000            --
                                         ----------                 ----------
Total                                    19,121,000     $9.02       19,121,000
                                         ==========                 ==========

(a) In August, 2007, we announced that the Board of Directors authorized the repurchase of up to an additional $200 million of common stock. Our purchases of stock may occur on the open market or in negotiated or block transactions based upon market and business conditions. Unless terminated earlier by resolution of our Board of Directors, the discretionary share repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

(b) Under the Rule 10b5-1 Plan, a broker selected by us had the authority under the terms and limitations specified in the plan to repurchase a total of up to 50.0 million shares on our behalf in accordance with the terms of the plan, through September 30, 2007. The Rule 10b5-1 Plan was terminated, effective August 20, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on August 28, 2007 at the Company's headquarters. The first matter voted upon at the meeting was the election of directors. Each of the nominees was elected to hold office for one year until the 2008 Annual Meeting of Shareholders or until their successors are elected and qualified. The results of the voting at the meeting are as follows:

Nominee for Director    Total Votes For   Total Votes Withheld
---------------------   ---------------   --------------------
Dennis W. Archer          252,277,925          19,629,690
Gurminder S. Bedi         266,883,165           5,024,449
William O. Grabe          258,829,208          13,078,406
William R. Halling        265,798,989           6,108,626
Peter Karmanos, Jr.       263,615,294           8,292,320
Faye Alexander Nelson     261,917,984           9,989,631
Glenda D. Price           266,780,308           5,127,307
W. James Prowse           263,344,148           8,563,466
G. Scott Romney           261,343,509          10,564,105

The second matter voted upon was the ratification of the appointment of Deloitte & Touche LLP, our independent registered public accounting firm, to audit our consolidated financial statements for the fiscal year ending March 31, 2008. Total votes for - 263,434,051, against - 6,720,895 and abstained - 1,752,669.

The third matter voted upon was the approval of the 2007 Long Term Incentive Plan. Total votes for - 205,993,156, against - 32,125,191, abstained - 1,968,162 and broker non-votes - 31,821,105.

The total number of the Company's common shares issued and outstanding and entitled to be voted at the Annual Meeting was 304,569,866 shares. The total number of shares voted at the Annual Meeting was 271,907,614 or 89.3% of the shares outstanding and eligible to vote.

ITEM 5. OTHER INFORMATION

On November 1, 2007, the Company entered into a new Revolving Credit Agreement (the "credit facility") with Comerica Bank and other lenders. The new credit facility provides for a revolving line of credit in the amount of $150 million and expires on November 1, 2012. See Note 8 to the Condensed Consolidated Financial Statements for a description of the material terms of the credit facility.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit
Number    Description of Document
-------   -----------------------
4.9       Amendment No. 1, dated July 26, 2007, to Amended and Restated Credit
          Agreement dated July 26, 2006 (filed as an exhibit to the Company's
          Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

4.10      Compuware Corporation Revolving Credit Agreement dated as of November
          1, 2007.

10.103 Settlement Agreement with Hank Jallos dated July 18, 2007 (filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

10.104 Amendment No. 1, dated August 7, 2007, to the Settlement agreement with Hank Jallos dated July 18, 2007 (filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

10.105 2007 Long Term Incentive Plan (filed on July 24, 2007 as Appendix A to the Company's definitive proxy statement for its 2007 annual shareholders meeting and incorporated herein by reference).

15        Independent Registered Public Accounting Firm's Awareness Letter.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32 Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMPUWARE CORPORATION


Date: November 6, 2007                  By: /s/ Peter Karmanos, Jr.
                                            ------------------------------------
                                            Peter Karmanos, Jr.
                                            Chief Executive Officer
                                            (duly authorized officer)


Date: November 6, 2007                  By: /s/ Laura L. Fournier
                                            ------------------------------------
                                            Laura L. Fournier
                                            Senior Vice President
                                            Chief Financial Officer
                                            Treasurer
                                            (principal financial officer)