Form 10-Q
period 2007-12-31
COMPUWARE CORP
filed 2008-02-08
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

As of January 31, 2008, there were outstanding 274,214,258 shares of Common Stock, par value $.01, of the registrant.

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         December 31, 2007 and March 31, 2007                                  3

         Condensed Consolidated Statements of Operations
         for the three and nine months ended December 31, 2007 and 2006        4

         Condensed Consolidated Statements of Cash Flows
         for the nine months ended December 31, 2007 and 2006                  5

         Notes to Condensed Consolidated Financial
         Statements                                                            6

         Report of Independent Registered Public Accounting Firm              19

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           35

Item 4.  Controls and Procedures                                              35

PART II. OTHER INFORMATION

Item 1A. Risk Factors                                                         36

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          36

Item 6.  Exhibits                                                             37

SIGNATURES                                                                    38

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                               DECEMBER 31,    MARCH 31,
                                                   2007          2007
                                               ------------   ----------
                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                    $  178,620    $  260,681
   Investments                                      87,171       107,062
   Accounts receivable, net                        413,203       420,774
   Deferred tax asset, net                          42,622        33,392
   Income taxes refundable, net                                   58,266
   Prepaid expenses and other current assets        31,569        41,019
                                               -----------    ----------
      Total current assets                         753,185       921,194
                                               -----------    ----------
INVESTMENTS                                                       71,391
                                               -----------    ----------
PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                   370,641       385,227
                                               -----------    ----------
CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION                                     63,165        72,276
                                               -----------    ----------
OTHER:
   Accounts receivable                             200,506       172,255
   Deferred tax asset, net                          37,541        15,987
   Goodwill                                        353,104       353,682
   Other                                            35,131        37,400
                                               -----------    ----------
      Total other assets                           626,282       579,324
                                               -----------    ----------
TOTAL ASSETS                                    $1,813,273    $2,029,412
                                               ===========    ==========
    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                             $   19,069    $   27,713
   Accrued expenses                                132,391       141,970
   Income taxes payable, net                         5,004
   Deferred revenue                                329,460       359,688
                                               -----------    ----------
      Total current liabilities                    485,924       529,371

DEFERRED REVENUE                                   328,814       321,881

ACCRUED EXPENSES                                    18,639        11,346

DEFERRED TAX LIABILITY, NET                         16,463        34,666
                                               -----------    ----------
      Total liabilities                            849,840       897,264
                                               -----------    ----------
SHAREHOLDERS' EQUITY:
   Common stock                                      2,742         3,030
   Additional paid-in capital                      669,344       673,660
   Retained earnings                               272,430       444,159
   Accumulated other comprehensive income           18,917        11,299
                                               -----------    ----------
      Total shareholders' equity                   963,433     1,132,148
                                               -----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $1,813,273    $2,029,412
                                               ===========    ==========

See notes to unaudited condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                            DECEMBER 31,          DECEMBER 31,
                                        -------------------   ------------------
                                          2007       2006       2007       2006
                                        --------   --------   --------   --------
REVENUES:
   Software license fees                $ 79,425   $ 86,013    196,712   $210,187
   Maintenance fees                      120,026    114,432    350,063    339,881
   Professional services fees            109,884    114,703    343,920    349,905
                                        --------   --------   --------   --------

      Total revenues                     309,335    315,148    890,695    899,973
                                        --------   --------   --------   --------

OPERATING EXPENSES:
   Cost of software license fees           6,685      7,529     23,660     21,124
   Cost of maintenance fees               11,452     10,157     33,110     30,079
   Cost of professional services         103,705    102,189    309,752    313,449
   Technology development and support     23,636     27,047     77,134     83,904
   Sales and marketing                    66,392     73,346    196,580    206,825
   Administrative and general             46,158     52,139    134,412    143,523
   Restructuring costs                     4,894                39,645
                                        --------   --------   --------   --------

      Total operating expenses           262,922    272,407    814,293    798,904
                                        --------   --------   --------   --------

INCOME FROM OPERATIONS                    46,413     42,741     76,402    101,069

OTHER INCOME, NET                          4,650      9,012     15,736     30,506
                                        --------   --------   --------   --------

INCOME BEFORE INCOME TAXES                51,063     51,753     92,138    131,575

INCOME TAX PROVISION                      15,449     15,267     18,919     40,959
                                        --------   --------   --------   --------

NET INCOME                              $ 35,614   $ 36,486   $ 73,219   $ 90,616
                                        ========   ========   ========   ========

Basic earnings per share                $   0.13   $   0.11   $   0.25   $   0.25
                                        ========   ========   ========   ========

Diluted earnings per share              $   0.13   $   0.11   $   0.25   $   0.25
                                        ========   ========   ========   ========

See notes to unaudited condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                               DECEMBER 31,
                                                          ---------------------
                                                             2007        2006
                                                          ---------   ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                             $  73,219   $  90,616
   Adjustments to reconcile net income to
     net cash provided by operations:
     Depreciation and amortization                           41,364      40,547
     Property and equipment impairment
       associated with restructuring                          3,079
     Capitalized software impairment associated
       with restructuring                                     3,873
     Acquisition tax benefits                                 3,932       3,860
     Stock option compensation                                8,773       7,211
     Deferred income taxes                                  (14,039)      9,864
     Other                                                    1,072        (183)
     Net change in assets and liabilities,
      net of effects from acquisitions
          and currency fluctuations:
          Accounts receivable                                 1,387      36,782
          Prepaid expenses and other current assets          10,422      (2,689)
          Other assets                                        1,201        (166)
          Accounts payable and accrued expenses             (10,758)    (18,155)
          Deferred revenue                                  (47,848)    (76,125)
          Income taxes                                       32,355       1,704
                                                          ---------   ---------
            Net cash provided by operating activities       108,032      93,266
                                                          ---------   ---------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Purchase of:
      Businesses, net of cash acquired                                  (20,484)
      Property and equipment                                 (8,828)    (15,317)
      Capitalized software                                  (11,263)    (16,003)
   Proceeds from sale of property                                        15,466
   Investments:
      Proceeds                                               90,255     368,120
      Purchases                                                        (376,387)
                                                          ---------   ---------
            Net cash provided by (used in)
              investing activities                           70,164     (44,605)
                                                          ---------   ---------

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options
    including excess tax benefits                            66,531      11,899
   Contribution to stock purchase plans                       3,184       3,688
   Repurchase of common stock                              (337,785)   (398,741)
                                                          ---------   ---------
            Net cash used in financing activities          (268,070)   (383,154)
                                                          ---------   ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       7,813       6,482
                                                          ---------   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (82,061)   (328,011)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            260,681     612,062
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 178,620   $ 284,051
                                                          =========   =========

See notes to unaudited condensed consolidated financial statements.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2007
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2007, final amounts may differ from these estimates.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2007 included in the Company's Annual Report to Shareholders on Form 10-K filed with the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet at March 31, 2007 has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years.

Revenue Recognition - The Company earns revenue from licensing software products, providing maintenance and support for those products and rendering professional services. The Company's revenue recognition policies are in accordance with U.S. GAAP, including Statements of Position 97-2 "Software Revenue Recognition" and 98-9 "Modification of SOP 97-2, 'Software Revenue Recognition,' With Respect to Certain Transactions", Securities and Exchange Commission Staff Accounting Bulletin 104 and Emerging Issues Task Force Issue 00-21 "Revenue Arrangements with Multiple Deliverables". Accordingly, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured.

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

For revenue arrangements where there is a lack of VSOE of fair value for any undelivered elements, license fee revenue is deferred and recognized upon delivery of those elements or when VSOE of fair value can be established. When maintenance or services are the only

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2007
                                   (UNAUDITED)

undelivered elements, the license fee revenue is recognized on a ratable basis over the longer of the maintenance term or over the period in which the services are expected to be performed. Such transactions include term licenses as the Company does not sell maintenance for term licenses separately and therefore cannot establish VSOE for the undelivered elements in these arrangements. These arrangements do not qualify for separate recognition of the software license fees, maintenance fees and as applicable, professional services fees under SOP 97-2 as amended. However, to comply with SEC Regulation S-X, Rule 5-03(b), which requires product, services and other categories of revenue to be displayed separately on the income statement, the Company separates the license fee, maintenance fee and professional services fee revenue based on its determination of fair value. The Company applies its VSOE of fair value for maintenance related to perpetual license transactions and stand alone services arrangements as a reasonable and consistent approximation of fair value to separate license fee, maintenance fee and professional services fee revenue for income statement purposes.

The Company offers flexibility to customers purchasing licenses for its products and related maintenance. Terms of these transactions range from standard perpetual license sales that include one year of maintenance to large multi-year (generally two to five years), multi-product contracts. The Company allows deferred payment terms on multi-year contracts, with installments collectible over the term of the contract. Based on the Company's successful collection history for deferred payments, license fees (net of any finance fees) are generally recognized as discussed above. In certain transactions where it cannot be concluded that the fee is fixed or determinable at the time of the arrangement due to the nature of the deferred payment terms, the Company recognizes revenue as payments become due. The finance fee is recognized as interest income over the term of the receivable.

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

Professional services fees - Professional services fees are generally based on hourly or daily rates; therefore, revenues from professional services are recognized in the period the services are performed provided that collection of the related receivable is deemed probable. For development services rendered under fixed-price contracts, revenue is recognized using the percentage of completion method and if determined that costs will exceed revenue, the expected loss is recorded at the time the loss becomes apparent. Certain professional services contracts include a project and on-going operations for the project. Revenue associated with these contracts is recognized over the service period as the customer derives value from the services, consistent with the proportional performance method.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2007
                                   (UNAUDITED)

product, including the period being reported on. Amortization begins when the product is available for general release to customers. The amortization period for capitalized software is generally five years.

Goodwill and Other Intangibles - Goodwill for each operating segment and intangible assets with indefinite lives are tested for impairment annually and when events or circumstances indicate that their fair value may have been reduced below carrying value. The Company evaluated its goodwill and indefinite lived intangibles as of March 31, 2007 and determined there was no impairment.

Income Taxes - The Company accounts for income taxes using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstances. This Statement is effective for fiscal years beginning after November 15, 2007 except for in the case of non-financial assets and liabilities measured on a non-recurring basis. For these types of transactions, the application of SFAS 157 becomes effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact this Statement will have on the Company's financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations", which replaces Statement of Financial Accounting Standards No. 141, "Business Combinations". This Statement requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies, to be measured at their fair value as of the date of acquisition. This Statement also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. This Statement is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009. Management is currently evaluating the impact this Statement will have on the Company's financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51". This Statement clarifies the accounting for non-controlling interests and establishes

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2007
                                   (UNAUDITED)

accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of equity. This Statement is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact this Statement will have on the Company's financial statements.

NOTE 2 - COMPUTATION OF EARNINGS PER COMMON SHARE

Earnings per common share data were computed as follows (in thousands, except for per share data):

                                                Three Months Ended     Nine Months Ended
                                                    December 31,          December 31,
                                                -------------------   -------------------
                                                  2007       2006       2007       2006
                                                --------   --------   --------   --------
BASIC EARNINGS PER SHARE:
Numerator: Net income                           $ 35,614   $ 36,486   $ 73,219   $ 90,616
                                                --------   --------   --------   --------
Denominator:
   Weighted-average common shares outstanding    281,359    342,078    292,514    360,833
                                                --------   --------   --------   --------
Basic earnings per share                        $   0.13   $   0.11   $   0.25   $   0.25
                                                ========   ========   ========   ========
DILUTED EARNINGS PER SHARE:
Numerator: Net income                           $ 35,614   $ 36,486   $ 73,219   $ 90,616
                                                --------   --------   --------   --------
Denominator:
   Weighted-average common shares outstanding    281,359    342,078    292,514    360,833
   Dilutive effect of stock options                1,123      1,021      1,757        510
                                                --------   --------   --------   --------
   Total shares                                  282,482    343,099    294,271    361,343
                                                --------   --------   --------   --------
Diluted earnings per share                      $   0.13   $   0.11   $   0.25   $   0.25
                                                ========   ========   ========   ========

During the three and nine months ended December 31, 2007, stock options to purchase a total of approximately 26,369,000 and 11,714,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive. During the three and nine months ended December 31, 2006, stock options to purchase a total of approximately 36,019,000 and 44,215,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

Other comprehensive income includes unrealized gain on marketable securities and foreign currency translation gain and loss that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows (in thousands):

                                Three Months Ended   Nine Months Ended
                                   December 31,         December 31,
                                ------------------   -----------------
                                  2007      2006       2007      2006
                                -------   -------    -------   -------
Net income                      $35,614   $36,486    $73,219   $90,616
Unrealized gain on marketable
   securities, net of tax                                           71
Foreign currency translation
   adjustment, net of tax       (1,580)     1,770      7,618     4,982
                                -------   -------    -------   -------
Total comprehensive income      $34,034   $38,256    $80,837   $95,669
                                =======   =======    =======   =======

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2007
                                   (UNAUDITED)

NOTE 4 - STOCK BENEFIT PLANS AND STOCK-BASED COMPENSATION

The Company's Board of Directors adopted the 2007 Long Term Incentive Plan (the "LTIP") in June 2007 and it was approved by the Company's shareholders in August 2007. The Company has reserved an aggregate of 28,000,000 common shares to be awarded under the LTIP. The Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or stock awards and annual cash incentive awards under the LTIP. All of the Company's other stock option plans have been terminated as to future grants.

The Company also has an employee stock purchase plan under which rights to purchase the Company's common stock are granted at 95% of the closing market sales price on the market date immediately preceding the last day of the offering period. Effective December 1, 2007, the Company discontinued the plan for employees outside the U.S. and Canada. During the first nine months of fiscal 2008, the Company sold approximately 362,000 shares pursuant to the plan.

The Company's stock-based compensation plan activity was as follows (shares and intrinsic value in thousands):

                                                          Nine Months Ended December 31, 2007
                                                    ----------------------------------------------
                                                                             Weighted
                                                                Weighted     Average
                                                                 Average    Remaining    Aggregate
                                                    Number of   Exercise   Contractual   Intrinsic
                                                     Options      Price        Term        Value
                                                    ---------   --------   -----------   ---------
Options outstanding as of April 1, 2007              43,710      $12.23
   Granted                                            1,818        9.75
   Exercised                                         (6,999)       8.80
   Forfeited                                           (676)       7.29
   Cancelled/expired                                 (2,965)      14.87
                                                    -------      ------
Options outstanding as of December 31, 2007          34,888      $12.66        3.58       $16,242
                                                    =======      ======

Options vested and expected to vest, net of
   estimated forfeitures,
   as of December 31, 2007                           33,075      $12.91        3.32       $14,257

Options exercisable as of December 31, 2007          28,125      $13.81        2.50       $ 7,729

The total fair value of shares vested and the total intrinsic value of options exercised were as follows (intrinsic values in thousands):

                                       Nine Months Ended
                                          December 31,
                                       -----------------
                                          2007     2006
                                        -------   ------
Fair value of shares vested             $  5.12   $ 5.55
Intrinsic value of options exercised     16,588    1,928

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2007
                                   (UNAUDITED)

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

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

                                                     Nine Months Ended
                                                        December 31,
                                                     -----------------
                                                       2007     2006
                                                      ------   -----
Expected volatility                                    59.35%   68.87%
Risk-free interest rate                                 4.15%    4.82%
Expected lives at date of grant (in years)               6.8      6.9
Weighted-average fair value of the options granted    $ 6.07   $ 5.04

Dividend yields were not a factor in determining fair value of stock options granted as the Company has never issued cash dividends and does not anticipate issuing cash dividends in the future.

Stock-based compensation expense was allocated as follows (in thousands):

                                          Three Months Ended   Nine Months Ended
                                              December 31,         December 31,
                                          ------------------   -----------------
                                             2007     2006       2007      2006
                                            ------   ------    -------   -------
Stock-based compensation classified as:
   Cost of software license fees                     $    1    $     1   $     2
   Cost of maintenance fees                 $   78       80        217       206
   Cost of professional services               360      415      1,032     1,202
   Technology development and support          164      213        506       574
   Sales and marketing                         552      866      1,684     3,036
   Administrative and general                  436      774      1,216     2,191
   Restructuring costs (see Note 7)                              4,117
                                            ------   ------    -------   -------
Total stock-based compensation expense
   before income taxes                       1,590    2,349      8,773     7,211
Income tax benefit                            (542)    (799)    (3,031)   (2,452)
                                            ------   ------    -------   -------
Total stock-based compensation expense
   after income taxes                       $1,048   $1,550    $ 5,742   $ 4,759
                                            ======   ======    =======   =======

As of December 31, 2007, $17.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options is expected to be recognized over a weighted-average period of approximately 3.07 years.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2007
                                   (UNAUDITED)

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

The components of the Company's intangible assets were as follows (in thousands):

                                                        December 31, 2007
                                          --------------------------------------------
                                          Gross Carrying    Accumulated   Net Carrying
                                              Amount       Amortization      Amount
                                          --------------   ------------   ------------
Unamortized intangible assets:
   Trademarks (1)                            $  6,020                        $ 6,020
                                             ========                        =======
Amortized intangible assets:
   Capitalized software (2)                  $336,898        $(273,733)      $63,165
   Customer relationship agreements (3)        14,050           (7,797)        6,253
   Non-compete agreements (3)                   2,848           (2,614)          234
   Other (4)                                    6,891           (6,279)          612
                                             --------        ---------       -------
Total amortized intangible assets            $360,687        $(290,423)      $70,264
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
                                             ========        =========       =======

(1) Certain trademarks were acquired as part of the Covisint, LLC and Changepoint Corporation acquisitions. These trademarks are deemed to have an indefinite life and therefore are not being amortized.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED DECEMBER 31, 2007
                                   (UNAUDITED)

Changes in the carrying amounts of goodwill are summarized as follows (in thousands):

Goodwill                                                   Products   Services     Total
                                                           --------   --------   --------
Balance at March 31, 2007, net                             $211,947   $141,735   $353,682
   Adjustments to previously recorded purchase price (1)     (1,285)        57     (1,228)
   Effect of foreign currency translation                         5        645        650
                                                           --------   --------   --------
Balance at December 30, 2007, net                          $210,667   $142,437   $353,104
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

Financial information for the Company's business segments is as follows (in thousands):

                                     Three Months Ended    Nine Months Ended
                                         December 31,         December 31,
                                    -------------------   -------------------
                                      2007       2006       2007       2006
                                    --------   --------   --------   --------
Revenues:
   Products:
      Mainframe                     $125,710   $132,194   $339,421   $365,881
      Distributed systems             73,741     68,251    207,354    184,187
                                    --------   --------   --------   --------
         Total product revenue       199,451    200,445    546,775    550,068
   Professional services             109,884    114,703    343,920    349,905
                                    --------   --------   --------   --------
Total revenues                      $309,335   $315,148   $890,695   $899,973
                                    ========   ========   ========   ========
Operating expenses:
   Products                         $108,165   $118,079   $330,484   $341,932
   Professional services             103,705    102,189    309,752    313,449
   Corporate expenses                 46,158     52,139    134,412    143,523
   Restructuring costs                 4,894                39,645
                                    --------   --------   --------   --------
Total operating expenses            $262,922   $272,407   $814,293   $798,904
                                    ========   ========   ========   ========
Income from operations
   before other income:
   Products                         $ 91,286   $ 82,366   $216,291   $208,136
   Professional services               6,179     12,514     34,168     36,456
   Corporate expenses                (46,158)   (52,139)  (134,412)  (143,523)
   Restructuring costs                (4,894)              (39,645)
                                    --------   --------   --------   --------
Income from operations
   before other income                46,413     42,741     76,402    101,069
   Other income, net                   4,650      9,012     15,736     30,506
                                    --------   --------   --------   --------
Income before income taxes          $ 51,063   $ 51,753   $ 92,138   $131,575
                                    ========   ========   ========   ========

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED DECEMBER 31, 2007
                                   (UNAUDITED)

Financial information regarding geographic operations is presented in the table below (in thousands):

                                     Three Months Ended    Nine Months Ended
                                        December 31,          December 31,
                                    -------------------   -------------------
                                      2007       2006       2007       2006
                                    --------   --------   --------   --------
Revenues:
   United States                    $186,436   $203,470   $566,200   $598,748
   Europe and Africa                  85,072     80,975    232,755    217,948
   Other international operations     37,827     30,703     91,740     83,277
                                    --------   --------   --------   --------
Total revenues                      $309,335   $315,148   $890,695   $899,973
                                    ========   ========   ========   ========

NOTE 7 - RESTRUCTURING ACCRUAL

During the first nine months of fiscal 2008 the Company has undertaken various restructuring activities to improve the effectiveness and efficiency of a number of the Company's critical business processes. These activities resulted in a restructuring charge of $39.6 million for the nine months ended December 31, 2007. As a result of these initiatives the Company has terminated approximately 540 employees. In addition, the Company has exited certain locations or reduced the square footage required to operate existing facilities.

In the first and second quarters of fiscal 2008, the Company initiated a restructuring plan that realigned and centralized certain product development activities. Development activities were transitioned from Merrimack, New Hampshire, Amsterdam, The Netherlands, Sydney, Australia, Dublin, Ireland and Cambridge, Massachusetts to the Detroit headquarters facility and Application Vantage product development was transitioned from the San Diego, California facility to the Gdansk, Poland facility. The restructuring plan resulted in the termination of approximately 330 employees, primarily programming personnel, and full or partial closing of the aforementioned facilities.

The Company also terminated approximately 150 employees during the first and second quarter of fiscal 2008 from various other functions of the organization. As part of this reorganization, senior sales management positions were eliminated and the distributed and mainframe sales teams were aligned under one management structure. In addition, the Application Delivery Management and Changepoint sales teams were combined.

As part of these restructuring activities, the Company entered into a separation agreement with Henry (Hank) Jallos, its former President and Chief Operating Officer of Products, whose employment with the Company ended on July 10, 2007, stipulating that Mr. Jallos will receive his salary in effect on his retirement date ($600,000 per year) through June 30, 2009. In accordance with Section 409A of the Internal Revenue Code, Mr. Jallos received the first six months of salary on January 15, 2008 and going forward Mr. Jallos has or will receive his remaining salary paid in semi-monthly installments through June 30, 2009. Mr. Jallos will also receive bonuses earned under the Company's executive incentive plan for fiscal 2006 in the amount of $345,000, which is payable in April 2008, and for fiscal 2007 in the amount of $240,000, which is payable in April 2009. Unvested stock options held by Mr. Jallos will continue to vest and all options may be exercised by Mr. Jallos pursuant to the terms and conditions set forth in the applicable stock option agreements as if his employment with the Company continued. Mr. Jallos must refrain from making disparaging statements regarding the Company and its directors and employees, and will remain obligated through June 30, 2009 to

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED DECEMBER 31, 2007
                                   (UNAUDITED)

continue to comply with the provisions of our standard employee agreement, which requires that he keep the Company's confidential information confidential and that he comply with the Company's employee code of conduct. Under the standard employee agreement, he will also be prohibited until June 30, 2010 from competing with the Company, soliciting the Company's clients and soliciting or recruiting the Company's employees. The Company recorded a charge of approximately $5.4 million in the second quarter of fiscal 2008 related to this matter, including a non-cash charge of $4.0 million related to the continued vesting of outstanding stock options.

During the third quarter of fiscal 2008, the Company terminated approximately 60 employees primarily within the sales and marketing group. In addition, the transition of development activities from Cambridge, Massachusetts to the Detroit headquarters facility was completed resulting in the abandonment of the aforementioned facility.

Substantially all costs related to the above actions have been expensed as of December 31, 2007.

The following table summarizes the restructuring accrual as of March 31, 2007, and changes to the accrual during the first nine months of fiscal 2008 (in thousands):

                                                                                         Non-cash
                                                     Expensed            Paid            charges
                                      Accrual    during the nine   during the nine   during the nine      Accrual
                                    balance at     months ended      months ended      months ended     balance at
                                     March 31,     December 31,      December 31,      December 31,    December 31,
                                       2007            2007              2007              2007            2007
                                    ----------   ---------------   ---------------   ---------------   ------------
Employee termination benefits                        $30,569          $(22,235)          $(4,117)         $ 4,217
Facilities costs (primarily lease
   abandonments and property
   and equipment impairment)          $2,419           8,119            (1,729)           (3,034)           5,775
Other                                                    957              (901)                                56
                                      ------         -------          --------           -------          -------
   Total                              $2,419         $39,645          $(24,865)          $(7,151)         $10,048
                                      ======         =======          ========           =======          =======

As of December 31, 2007, $7.6 million of the restructuring accrual is recorded in current "accrued expenses" with the remaining balance of $2.4 million recorded in long-term "accrued expenses" in the Condensed Consolidated Balance Sheet.

The accruals for employee termination benefits at December 31, 2007 primarily represent the amounts to be paid to employees that have been terminated or identified for termination as a result of initiatives described above.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED DECEMBER 31, 2007
                                   (UNAUDITED)

The accruals for facilities costs at December 31, 2007 represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2012. Projected sublease income is based on management's estimates, which are subject to change.

In the first quarter of 2008, the Company also recorded a capitalized software impairment charge of $3.9 million associated with our DevPartner and OptimalJ products that was recorded to "Cost of software license fees" in our Condensed Consolidated Statements of Operations.

NOTE 8 - DEBT

The Company has no long term debt.

On November 1, 2007, the Company entered into a new, unsecured revolving credit agreement (the "new credit facility") with Comerica Bank and other lenders. The new credit facility provides for a revolving line of credit in the amount of $150 million and expires on November 1, 2012. The credit facility also permits the Company to increase the revolving line of credit by up to $150 million subject to receiving additional commitments from lenders and certain other conditions.

The new credit facility contains various negative covenants, including limitations on liens, investments, loans and advances, indebtedness, mergers, consolidations and acquisitions, asset sales, dividends and transactions with affiliates. The new credit facility is also subject to maximum total debt to EBITDA and minimum fixed charge coverage financial covenants. The Company is in compliance with the covenants under the new credit facility.

Any borrowings under the new credit facility bear interest at the greater of the prime rate or the Federal Funds rate plus one hundred basis points; or the Eurodollar rate plus the applicable margin (based on the level of maximum total debt to EBITDA ratio), at the Company's option. The Company will also pay a quarterly facility fee on the new credit facility based on the applicable margin grid. The Company has not borrowed under the new credit facility.

Previously, the Company held a $100 million revolving credit facility which matured on October 26, 2007. No borrowings occurred under this prior facility.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2007
                                   (UNAUDITED)

NOTE 9 - INCOME TAXES

On July 12, 2007, the State of Michigan enacted the Michigan Business Tax (MBT) as a replacement for the Single Business Tax (SBT), which expired at December 31, 2007. The MBT took effect on January 1, 2008 and is comprised of two components: an income tax and a modified gross receipts tax. The two components of the MBT are considered income taxes subject to the accounting provisions of FASB Statement No. 109, "Accounting for Income Taxes".

As a result of the MBT enactment, the Company recorded an income tax benefit of approximately $12.0 million in the quarter ended September 30, 2007. This benefit related primarily to the recognition of a deferred tax asset for Brownfield Redevelopment credits that are available to offset MBT liabilities through the Company's fiscal year 2022. The Brownfield Redevelopment credits were previously available to reduce the Company's SBT liabilities. These credits were not historically recorded as a deferred tax asset since the Company did not account for the SBT as an income tax. As with all deferred tax assets, the Company assessed the ability to utilize these credits prior to expiration and recorded a valuation allowance for the amount that was not more likely than not to be realized.

On December 1, 2007, an amendment to the MBT was enacted that imposes a surcharge of 21.99% on each taxpayer's MBT liabilities. The amendment also limits the types of credits that are available to offset the surcharge. As a result of the amendment, the Company increased the estimated utilization of its previously recorded Brownfield Redevelopment credits since these credits are available to offset the surcharge. During the quarter ended December 31, 2007, a benefit of approximately $3.0 million was recorded to adjust deferred taxes to the amount that is more likely than not to be realized.

The income tax provision for the quarter ended June 30, 2007 includes an additional $2.1 million charge relating to the tax receivable previously recorded in the quarter ended March 31, 2007. The previously recorded receivable had included an interest income component which was subject to income taxes, but for which the Company had not recorded a tax provision. The Company has considered both the qualitative and quantitative effects of this error on the financial statements for the fiscal year ended March 31, 2007, as well as the qualitative and quantitative effects of including the error correction in the quarter ended June 30, 2007, the nine months ended December 31, 2007 and fiscal year ended March 31, 2008, and has concluded that the effects on the financial statements are not material.

During the quarter ended June 30, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Upon adoption of FIN 48, the Company recorded a $1.4 million increase in the liability for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment to retained earnings. At April 1, 2007, the Company had $12.8 million of gross unrecognized tax benefits of which $9.9 million, net of federal benefit, would favorably affect the Company's effective tax rate if recognized. At December 31, 2007, the amount of gross unrecognized tax benefits and the amount that would favorably affect the Company's effective income tax rate in future periods were $13.2 million and $10.7 million, respectively. At December 31, 2007, $1.6 million of the liability for uncertain tax positions is netted against deferred tax assets relating to the same jurisdiction, and $4.2 million and $6.6 million are recorded as current and non-current accrued expenses, respectively. The decrease in gross

                     COMPUWARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2007
                                   (UNAUDITED)

unrecognized tax benefits during the quarter ended December 31, 2007 was primarily due to the settlement of a United Kingdom income tax audit.

In accordance with the Company's accounting policy, interest and penalties related to income tax liabilities are included in income tax expense. At April 1, 2007, the Company had a $3.3 million reserve for the payment of interest and penalties; and a $5.8 million receivable for interest. At December 31, 2007, the Company has a $3.8 million reserve for the payment of interest and penalties; and a $0.9 million receivable for interest. The Company recorded $0.2 million to income tax expense for net interest and penalties for the current fiscal year through December 31, 2007.

At December 31, 2007, the Company has open tax years, from tax periods 1999 and forward, with various taxing jurisdictions, including the U.S., Brazil and Canada. During the quarter ended December 31, 2007, the IRS and the Company agreed on the audit plan for the Company's 2005 and 2006 tax periods. It is now anticipated that the audit for these tax periods will be completed within the next twelve months. The Company anticipates a decrease in net unrecognized tax benefits of $4.2 million with the taxing authorities in the upcoming twelve months.

NOTE 10 -- SUBSEQUENT EVENT

On February 7, 2008, the Company's Board of Directors authorized the repurchase of up to $750.0 million of additional shares of the Company's Common Stock on the open market under the Company's discretionary program from time-to-time based upon market and business conditions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Compuware Corporation
Detroit, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of December 31, 2007, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended December 31, 2007 and 2006, and of cash flows for the nine-month periods ended December 31, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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

Detroit, Michigan
February 7, 2008

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

The material risks and uncertainties that we believe affect us are summarized below and, other than the risk factor relating to our stock repurchase plans, have not materially changed since the end of fiscal 2007 (see Item 1A Risk Factors in our 2007 Form 10-K), except as disclosed in Part II Item 1A of this Form 10-Q. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties discussed elsewhere in the reports we file with the Securities and Exchange Commission, as well as other risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial, may also impair business operations. This report is qualified in its entirety by these risk factors and those listed below. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and shareholders could lose all or part of their investment.

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

     - Our mainframe product revenue is dependent on our customers' continued use of International Business Machines Corp. ("IBM") and IBM-compatible products.

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

     - The continuation of our stock repurchase plans is subject to various risks and uncertainties that may cause us to suspend or terminate our market repurchase activity. For example, repurchases of the Company's common stock could be delayed indefinitely

                     COMPUWARE CORPORATION AND SUBSIDIARIES

          by conditions in the stock or debt markets, adverse business conditions, the Company's need to conserve capital resources for use in its operations, the Company's inability or unwillingness to borrow funds, and other factors beyond our control.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

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

Additionally, to be competitive in today's global economy, enterprises must securely share applications, information and business processes. We address this market need through our Covisint services offerings, which help manage the supply chain through the integration of vital business information and processes between partners, customers and suppliers.

We earn revenue from licensing software products, providing maintenance and support for those products and rendering professional services. Our revenue recognition policies are in accordance with U.S. GAAP, including Statements of Position 97-2 "Software Revenue Recognition" and 98-9 "Modification of SOP 97-2, 'Software Revenue Recognition,' With Respect to Certain Transactions", Securities and Exchange Commission Staff Accounting Bulletin 104 and Emerging Issues Task Force Issue 00-21 "Revenue Arrangements with Multiple Deliverables". Accordingly, we recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

For revenue arrangements where there is a lack of VSOE of fair value for any undelivered elements, license fee revenue is deferred and recognized upon delivery of those elements or when VSOE of fair value can be established. When maintenance or services are the only undelivered elements, the license fee revenue is recognized on a ratable basis over the longer of the maintenance term or over the period in which the services are expected to be performed. Such transactions include term licenses as we do not sell maintenance for term licenses separately and therefore cannot establish VSOE for the undelivered elements in these arrangements. These arrangements do not qualify for separate recognition of the software license fees, maintenance fees and as applicable, professional services fees under SOP 97-2 as amended. However, to comply with SEC Regulation S-X, Rule 5-03(b), which requires product, services and other categories of revenue to be displayed separately on the income statement, we separate the license fee, maintenance fee and professional services fee revenue based on our determination of fair value. We apply our VSOE of fair value for maintenance related to perpetual license transactions and stand alone services arrangements as a reasonable and consistent approximation of fair value to separate license fee, maintenance fee and professional services fee revenue for income statement purposes.

We offer flexibility to customers purchasing licenses for our products and related maintenance. Terms of these transactions range from standard perpetual license sales that include one year of maintenance to large multi-year (generally two to five years), multi-product contracts. We allow deferred payment terms on multi-year contracts, with installments collectible over the term of the contract. Based on our successful collection history for deferred payments, license fees (net of any finance fees) are generally recognized as discussed above. In certain transactions where it cannot be concluded that the fee is fixed or determinable at the time of the arrangement due to the nature of the deferred payment terms, we recognize revenue as payments become due. The finance fee is recognized as interest income over the term of the receivable.

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

Professional services fees - Professional services fees are generally based on hourly or daily rates; therefore, revenues from professional services are recognized in the period the services are performed provided that collection of the related receivable is deemed probable. For development services rendered under fixed-price contracts, revenue is recognized using the percentage of completion method and if determined that costs will exceed revenue, the expected loss is recorded at the time the loss becomes apparent. Certain professional services contracts include a project and on-going operations for the project. Revenue associated with these contracts is recognized over the service period as the customer derives value from the services, consistent with the proportional performance method.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

QUARTERLY UPDATE

We focus on growing revenue and profit margins by enhancing and promoting our current product lines and solutions, expanding our product and service offerings through key acquisitions, developing strategic partnerships and managing our costs.

The following occurred during the third quarter of 2008:

     - Entered into a new revolving credit facility with Comerica Bank and other lenders. The new credit facility expanded our revolving line of credit availability from $100 million to $150 million and expires on November 1, 2012.

     - Restructuring actions resulted in a charge of $4.9 million. Cost saving actions initiated during the first nine months of 2008 are expected to reduce costs by approximately $90.0 million on an annualized basis.

     - Repurchased approximately 12.3 million shares of our common stock at an average price of $8.97 per share.

     - Experienced an 8.0% increase in distributed product revenue compared to the third quarter of 2007 due to an increase in maintenance revenue.

     - Realized a 4.9% decrease in mainframe product revenue compared to the third quarter of 2007 primarily due to a decline in license revenue.

     - Experienced an increase in products contribution margin to 45.8% in the third quarter of 2008 from 41.1% in the third quarter of 2007 due to a decrease in product costs, primarily technology development and support and sales and marketing costs.

     - Released 2 mainframe and 12 distributed product updates designed to increase the productivity of the IT departments of our customers.

Our ability to achieve our strategies and objectives is subject to a number of risks and uncertainties some of which we may not be able to control. See "Forward-Looking Statements".

                     COMPUWARE CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                           Percentage of                    Percentage of
                                          Total Revenues                   Total Revenues
                                        ------------------               -----------------
                                        Three Months Ended               Nine Months Ended
                                           December 31,       Period-       December 31,      Period-
                                        ------------------   to-Period   -----------------   to-Period
                                           2007    2006        Change       2007    2006       Change
                                          -----   -----      ---------     -----   -----     ---------
REVENUE:
   Software license fees                   25.7%   27.3%       (7.7)%       22.1%   23.3%      (6.4)%
   Maintenance fees                        38.8    36.3         4.9         39.3    37.8        3.0
   Professional services fees              35.5    36.4        (4.2)        38.6    38.9       (1.7)
                                          -----   -----                    -----   -----
      Total revenues                      100.0   100.0        (1.8)       100.0   100.0       (1.0)
                                          -----   -----                    -----   -----

OPERATING EXPENSES:
   Cost of software license fees            2.2     2.4       (11.2)         2.6     2.4       12.0
   Cost of maintenance fees                 3.7     3.2        12.7          3.7     3.3       10.1
   Cost of professional services           33.5    32.4         1.5         34.8    34.8       (1.2)
   Technology development and support       7.6     8.6       (12.6)         8.7     9.3       (8.1)
   Sales and marketing                     21.5    23.3        (9.5)        22.1    23.0       (5.0)
   Administrative and general              14.9    16.5       (11.5)        15.1    16.0       (6.3)
   Restructuring cost                       1.6                 n/a          4.4                n/a
                                          -----   -----                    -----   -----
      Total operating expenses             85.0    86.4        (3.5)        91.4    88.8        1.9
                                          -----   -----                    -----   -----
Income from operations                     15.0    13.6         8.6          8.6    11.2      (24.4)
Other income                                1.5     2.8       (48.4)         1.7     3.4      (48.4)
                                          -----   -----                    -----   -----
Income before income taxes                 16.5    16.4        (1.3)        10.3    14.6      (30.0)
   Income tax provision                     5.0     4.8         1.2          2.1     4.5      (53.8)
                                          -----   -----                    -----   -----
Net income                                 11.5%   11.6%       (2.4)%        8.2%   10.1%     (19.2)%
                                          =====   =====                    =====   =====

SOFTWARE PRODUCTS

Financial information for the products segment is as follows (in thousands):

                        Three Months Ended    Nine Months Ended
                           December 31,          December 31,
                       -------------------   -------------------
                         2007       2006       2007       2006
                       --------   --------   --------   --------
Revenue                $199,451   $200,445   $546,775   $550,068
Expenses                108,165    118,079    330,484    341,932
                       --------   --------   --------   --------
Product contribution   $ 91,286   $ 82,366   $216,291   $208,136
                       ========   ========   ========   ========

The products segment generated contribution margins of 45.8% and 41.1% during the third quarter of 2008 and 2007, respectively, and 39.6% and 37.8% for the first nine months of both 2008 and 2007, respectively. Product expenses include cost of software license fees, cost of maintenance fees, technology development and support, and sales and marketing costs. The increase in margins for the third quarter and first nine months of 2008 was due to a decrease in product costs, primarily technology development and support and sales and marketing costs, partially offset by lower product revenue during the first nine months of 2008.

                     COMPUWARE CORPORATION AND SUBSIDIARIES


SOFTWARE PRODUCTS REVENUE

Our software products are designed to enhance the effectiveness of key disciplines throughout the IT organization from application development and delivery to service management and IT portfolio management supporting all major enterprise computing platforms. Product revenue, which consists of software license fees and maintenance fees, comprised 64.5% and 63.6% of total revenue during the third quarter of 2008 and 2007, respectively, and 61.4% and 61.1% of total revenue during the first nine months of 2008 and 2007, respectively.

Distributed software product revenue increased $5.6 million or 8.0% during the third quarter of 2008 to $73.8 million from $68.2 million during the third quarter of 2007 and increased $23.2 million or 12.6% during the first nine months of 2008 to $207.4 million from $184.2 million during the first nine months of 2007. The increase during the third quarter was due to higher maintenance fees while the increase in the first nine months of 2008 was due to higher license and maintenance fees as discussed below.

Mainframe software product revenue decreased $6.5 million or 4.9% during the third quarter of 2008 to $125.7 million from $132.2 million during the third quarter of 2007 and decreased $26.5 million or 7.2% during the nine months of 2008 to $339.4 million from $365.9 million during the first nine months of 2007. The decline during the third quarter was due to lower license fees while the decline in the first nine months of 2008 was due to decreased license and maintenance fees as discussed below.

License revenue decreased $6.6 million or 7.7% during the third quarter of 2008 to $79.4 million from $86.0 million during the third quarter of 2007 and decreased $13.5 million or 6.4% during the first nine months of 2008 to $196.7 million from $210.2 million in the first nine months of 2007. The decreases were primarily a result of lower capacity mainframe license revenue in our United States operations. The decline in the first nine months of 2008 was partially offset by a $7.9 million increase in our distributed license revenue, primarily within the Vantage and Changepoint product lines. Fluctuations in foreign currencies positively impacted license fees by $4.2 million and $7.5 million during the third quarter and first nine months of 2008, respectively.

Maintenance fees increased $5.7 million or 4.9% to $120.1 million during the third quarter of 2008 from $114.4 million during the third quarter of 2007 and increased $10.2 million or 3.0% during the first nine months of 2008 to $350.1 million from $339.9 million in the first nine months of 2007. The changes were due to distributed maintenance fees, primarily the Vantage and Changepoint product lines, increasing by $6.1 million and $15.3 million during the third quarter and first nine months of 2008, respectively, as we continue to experience increased demand for these product lines, partially offset by declines in mainframe maintenance fees. Fluctuations in foreign currencies positively impacted maintenance fees by $5.1 million and $11.6 million during the third quarter and first nine months of 2008, respectively.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

Product revenue by geographic location is presented in the table below (in thousands):

                                  Three Months Ended    Nine Months Ended
                                     December 31,          December 31,
                                 -------------------   -------------------
                                   2007       2006       2007       2006
                                 --------   --------   --------   --------
United States                    $ 97,898   $108,103   $281,536   $302,849
Europe and Africa                  66,459     63,937    180,535    169,872
Other international operations     35,094     28,405     84,704     77,347
                                 --------   --------   --------   --------
Total product revenue            $199,451   $200,445   $546,775   $550,068
                                 ========   ========   ========   ========

PRODUCT EXPENSES

Product expenses include cost of software license fees, cost of maintenance fees, technology development and support costs and sales and marketing expenses. These expenses are discussed below.

Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers (including associated hardware costs) and the cost of author royalties. For the third quarter of 2008, cost of software license fees decreased $0.8 million or 11.2% to $6.7 million from $7.5 million in the third quarter of 2007 and for the first nine months of 2008 increased $2.6 million or 12.0% to $23.7 million from $21.1 million in the first nine months of 2007.

The decrease in cost for the third quarter of 2008 was due to a decline in hardware costs associated with one of our products in the Vantage product line. Although Vantage software sales have increased, customers are no longer required to purchase the hardware from us as was the case in the previous year.

The increase in cost of software license fees for the first nine months was primarily due to us incurring a $3.9 million capitalized software impairment charge when our restructuring program was initiated during the first quarter of 2008 (see Note 7 to the Condensed Consolidated Financial Statements) offset in part by a decline in hardware costs and lower capitalized software amortization costs incurred subsequent to the impairment charge.

As a percentage of software license fees, costs of software license fees were 8.4% and 8.8% in the third quarter of 2008 and 2007, respectively, and 12.0% (including 2.0% from the impairment charge) and 10.1% in the first nine months of 2008 and 2007, respectively.

Cost of maintenance fees consists of the direct costs allocated to maintenance and product support such as helpdesk and technical support. Customers who subscribe to maintenance are also eligible to receive the benefit of new releases as well as technical support. For the third quarter of 2008, cost of maintenance fees increased $1.3 million or 12.7% to $11.5 million from $10.2 million in the third quarter of 2007 and for the first nine months of 2008 increased $3.0 million or 10.1% to $33.1 million from $30.1 million in the first nine months of 2007. The increases in expense were primarily due to higher compensation and benefit costs associated with the transfer of technical personnel from sales support to customer support in order to meet product development and maintenance initiatives and to provide increased customer support in our international operations consistent with the revenue growth in those markets.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

As a percentage of maintenance fees, cost of maintenance fees were 9.5% and 8.9% in the third quarter of 2008 and 2007, respectively and 9.5% and 8.8% in the first nine months of 2008 and 2007, respectively.

Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Also included are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support all technology initiatives. As a percentage of product revenue, costs of technology development and support were 11.9% and 13.5% in the third quarter of 2008 and 2007, respectively and 14.1% and 15.3% in the first nine months of 2008 and 2007, respectively.

Capitalization of internally developed software products begins when technological feasibility of the product is established. Total technology development and support costs incurred internally and capitalized in the third quarter and first nine months of 2008 and 2007 were as follows (in thousands):

                                                       Three Months Ended    Nine Months Ended
                                                           December 31,         December 31,
                                                       ------------------   -------------------
                                                         2007      2006       2007       2006
                                                       -------   --------   --------   --------
Technology development and support costs incurred      $26,393   $33,575    $ 87,207   $ 99,909
Capitalized technology development and support costs    (2,757)   (6,528)    (10,073)   (16,005)
                                                       -------   -------    --------   --------
Technology development and support costs reported      $23,636   $27,047    $ 77,134   $ 83,904
                                                       =======   =======    ========   ========

Before the capitalization of internally developed software products, total technology development and support expenditures for the third quarter of 2008 decreased $7.2 million or 21.4% to $26.4 million from $33.6 million in the third quarter of 2007 and for the first nine months of 2008 decreased $12.7 million or 12.7% to $87.2 million from $99.9 million in the first nine months of fiscal 2007. The decreases were primarily attributable to lower compensation costs due to headcount reductions as a result of the restructuring program initiated during the first quarter of fiscal 2008 (see Note 7 to the Condensed Consolidated Financial Statements).

Sales and marketing costs consist primarily of personnel related costs associated with product sales and sales support and marketing for all our product offerings. For the third quarter of 2008, sales and marketing costs decreased $6.9 million or 9.5% to $66.4 million from $73.3 million in the third quarter of 2007 and for the first nine months of fiscal 2008 decreased $10.2 million or 5.0% to $196.6 million from $206.8 million in the first nine months of fiscal 2007. The decreases in sales and marketing costs were primarily attributable to lower compensation costs due to headcount reductions as a result of the sales reorganization (see Note 7 to the Condensed Consolidated Financial Statements) and lower costs associated with marketing and promotional programs, partially offset by higher commissions expense primarily resulting from special commission rate programs offered during the second and third quarters of 2008.

As a percentage of product revenue, sales and marketing costs were 33.3% and 36.6% in the third quarter of 2008 and 2007, respectively, and 36.0% and 37.6% in the first nine months of 2008 and 2007, respectively.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

PROFESSIONAL SERVICES

Financial information for the professional services segment is as follows (in thousands):

                                      Three Months Ended    Nine Months Ended
                                         December 31,          December 31,
                                     -------------------   -------------------
                                       2007       2006       2007       2006
                                     --------   --------   --------   --------
Revenue                              $109,884   $114,703   $343,920   $349,905
Expenses                              103,705    102,189    309,752    313,449
                                     --------   --------   --------   --------
Professional services contribution   $  6,179   $ 12,514   $ 34,168   $ 36,456
                                     ========   ========   ========   ========

During the third quarter of 2008, the professional services segment generated a contribution margin of 5.6%, compared to 10.9% during the third quarter of 2007 and 9.9% and 10.4% during the first nine months of 2008 and 2007, respectively. The third quarter decline in contribution margin was due to lower revenue and increased costs resulting from annual salary increases effective October 2007 and higher costs associated with certain fixed price projects.

PROFESSIONAL SERVICES REVENUE

We offer a broad range of IT services to help businesses make the most of their IT assets. Some of these services include outsourcing and co-sourcing, application services and management, product solutions, project management, enterprise resource planning and customer relationship management services. Revenue from professional services decreased $4.8 million or 4.2% during the third quarter of 2008 to $109.9 million compared to $114.7 million in the third quarter of 2007 and decreased $6.0 million or 1.7% for the first nine months of 2008 to $343.9 million from $349.9 million in the first nine months of 2007. The decreases in revenue were primarily due to a general slow down in customer spending on certain IT programs and on staff supplementation services within our U.S. operations, partially offset by a $1.8 million and $8.0 million increase in application services revenue during the third quarter and first nine months of 2008, respectively.

Professional services revenue by geographic location is presented in the table below (in thousands):

                                       Three Months Ended    Nine Months Ended
                                         December 31,           December 31,
                                      -------------------   -------------------
                                        2007       2006       2007       2006
                                      --------   --------   --------   --------
United States                         $ 88,538   $ 95,367   $284,664   $295,899
Europe and Africa                       18,613     17,038     52,220     48,076
Other international operations           2,733      2,298      7,036      5,930
                                      --------   --------   --------   --------
Total professional services revenue   $109,884   $114,703   $343,920   $349,905
                                      ========   ========   ========   ========

PROFESSIONAL SERVICES EXPENSES

Cost of professional services consists primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Cost of professional services increased $1.5 million or 1.5% during the third quarter of 2008 to $103.7 million compared to

                     COMPUWARE CORPORATION AND SUBSIDIARIES

$102.2 million in the third quarter of 2007 and decreased $3.6 million or 1.2% during the first nine months of 2008 to $309.8 million from $313.4 million during the first nine months of 2007. The increase in cost for the third quarter was due to annual salary increases effective October 2007 and higher costs associated with certain fixed price projects within our U.S. operations. The decrease in cost for the nine month period was primarily attributable to lower compensation and benefit costs due to a reduction in employee headcount as management continues to align headcount with customer demand for our services.

CORPORATE AND OTHER EXPENSES

Administrative and general expenses consist primarily of costs associated with the corporate executive, finance, human resources, administrative, legal, communications and investor relations departments. In addition, administrative and general expenses include all facility-related costs, such as rent, building depreciation, maintenance and utilities, associated with worldwide sales, professional services and software development offices. Administrative and general expenses decreased $5.9 million or 11.5% during the third quarter of 2008 to $46.2 million from $52.1 million during the third quarter of 2007 and decreased $9.1 million or 6.3% during the first nine months of 2008 to $134.4 million from $143.5 million in the first nine months of 2007. The decreases were primarily attributable to a $5.0 million donation to a local charity that we incurred in the prior year and lower third party recruiting fees and consulting fees.

Other income, net ("other income") consists primarily of interest income realized from investments, interest earned on deferred customer receivables and income/losses generated from our investments in partially owned companies. Other income decreased $4.3 million or 48.4% during the third quarter of 2008 to $4.7 million compared to $9.0 million in the third quarter of 2007 and decreased $14.8 million or 48.4% during the first nine months of 2008 to $15.7 million from $30.5 million during the first nine months of 2007. The decreases in other income were primarily attributable to a decline in investment interest income resulting from a lower average cash equivalent and investment balance during the respective periods of 2008 compared to 2007 as we continue to use funds to repurchase our common shares.

Under our 2005 settlement agreement with International Business Machines Corporation ("IBM"), IBM is committed to make payments related to the purchase of software licenses and maintenance of $30.0 million in fiscal 2008. Payments of $13.2 million are expected to be collected during fiscal 2008 related to transactions closed prior to December 31, 2007. The unused commitment balance, if any, at March 31, 2008 will be recorded to other income.

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax provision was $15.4 million in the third quarter of 2008 compared to $15.3 million in the third quarter of 2007, representing an effective tax rate of 30.3% and 29.5%, respectively. The income tax provision was $18.9 million for the first nine months of 2008 compared to $41.0 million for the first nine months of 2007, representing an effective rate of 20.5% and 31.1%, respectively.

The decrease in the effective tax rate for the nine month period is primarily a result of recording $15.0 million of tax benefits during 2008 relating to the recognition of a deferred tax asset for Brownfield Redevelopment credits which are available to offset Michigan Business Tax ("MBT") liabilities through fiscal 2022 (see Note 9 to the Condensed Consolidated Financial Statements).

                     COMPUWARE CORPORATION AND SUBSIDIARIES

For the first nine months of 2008, the MBT benefit was partially offset by an additional $2.1 million charge relating to the tax receivable previously recorded in the quarter ended March 31, 2007. The previously recorded receivable had included an interest income component which was subject to income taxes, but for which the Company had not recorded a tax provision. The Company has considered both the qualitative and quantitative effects of this error on the financial statements for the fiscal year ended March 31, 2007, as well as the qualitative and quantitative effects of including the error correction in the quarter ended June 30, 2007, the nine months ended December 31, 2007 and fiscal year ended March 31, 2008, and has concluded that the effects on the financial statements are not material.

RESTRUCTURING COSTS AND ACCRUAL

In the third quarter of 2008, we continued with our initiative to improve operating efficiencies and reduce costs (as discussed in Note 7 to the Condensed Consolidated Financial Statements). We incurred charges of $4.9 million and $39.6 million during the third quarter and first nine months of 2008, respectively. Actions initiated during the first nine months of 2008 are expected to result in approximately $90.0 million of annualized cost reductions, primarily in technology development and support and sales and marketing. We continue to evaluate our business processes to identify ways to reduce costs. Further expense reductions are likely to result in additional restructuring charges.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at December 31, 2007. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2007 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, cash and cash equivalents and investments totaled approximately $265.8 million.

Net cash provided by operating activities:

Net cash from operating activities increased $14.8 million during the first nine months of 2008 as compared to the first nine months of 2007. The increase was primarily a result of receiving a $14.0 million income tax refund during the third quarter of 2008 related to IRS adjustments for 1996-1998 tax years compared to $20.0 million of income tax payments made during the first

                     COMPUWARE CORPORATION AND SUBSIDIARIES

nine months of 2007. This increase was reduced in part by the $24.9 million of severance and other payments associated with the restructuring program initiated in 2008.

Changes in accounts receivable and deferred revenue have typically had the largest impact on our operating cash flows as we allow for deferred payment terms on multi-year products contracts. This net change was $7.1 million lower in the first nine months of 2008 compared to the comparable period in 2007 primarily due to a decline in multi-year products deals. Changes in accounts payable and accrued expenses were lower during the first nine months of 2008 compared to the comparable period in 2007 due to a $6.8 million increase in the accrual for restructuring costs. The change in prepaid expenses and other current assets was a result of collecting $10.0 million of fiscal 2007 IBM settlement proceeds during the first nine months of 2008.

As of December 31, 2007, $10.0 million was accrued related to restructuring actions (see Note 7 to the Condensed Consolidated Financial Statements). We continue to review our business processes for additional cost reductions that could cause us to incur further restructuring costs during 2008.

We believe cash flow from operations will be sufficient to meet operating cash needs for the foreseeable future.

Net cash provided by (used in) investing activities:

Net cash provided by investing activities during the first nine months of 2008 was $70.2 million compared to net cash used for investing activities of $44.6 million during the first nine months of 2007, an increase of $114.8 million. The increase was primarily due to the $90.3 million net reduction in our investments. The proceeds were primarily used to fund the stock repurchase initiative. The remaining increase in net cash was primarily due to no acquisitions during the first nine months of 2008. In the first nine months of 2007, we acquired SteelTrace Limited for $20.7 million in cash.

For the nine months ended December 31, 2007 and 2006, capital expenditures for property and equipment, net of proceeds received for the sale of the former headquarters and distribution center in 2007, and capitalized research and software development totaled $20.1 million and $15.9 million, respectively.

We also continue to evaluate business acquisition opportunities that fit our strategic plans.

Net cash used in financing activities:

Net cash used by financing activities during the first nine months of 2008 was $268.1 million compared to $383.2 million during the first nine months of 2007, a decrease of $115.1 million. Of this amount, $61.0 million of the decrease was due to lower repurchases of our common stock in 2008 compared to 2007 and $54.6 million was due to an increase in net proceeds from the exercise of stock options.

The Company has repurchased common stock under two plans, the "Discretionary Plan" and the "10b5-1 Plan". Under the Discretionary Plan, the Board of Directors has authorized, from May 2003 to December 2007, the repurchase of a total of up to $950.0 million of our common stock, including an additional $200.0 million authorized in August 2007. Our purchases of stock under the Discretionary Plan may occur on the open market, through negotiated or block transactions based upon market and business conditions subject to applicable legal limitations. During the

                     COMPUWARE CORPORATION AND SUBSIDIARIES

first nine months of 2008, we repurchased 24.9 million shares of our common stock under the Discretionary Plan at an average price of $8.88 per share for a total of $220.9 million. As of December 31, 2007, approximately $82.6 million remains authorized for future purchases under the Discretionary Plan. On February 7, 2008, the Board of Directors authorized an additional repurchase of up to $750.0 million of our common stock under our discretionary repurchase program. The additional authorization will be used toward our long-term goal of reducing our outstanding common share count to approximately 200 million shares. We do not anticipate any significant changes in our approach to the repurchase program. The maximum amount of repurchase activity under the discretionary program continues to be limited on a daily basis to 25% of the average trading volume of our common stock for the previous four week period. In addition, no purchases are made during our self-imposed trading black-out periods in which the Company and our insiders are prohibited from trading in our common shares. Our standard quarterly black-out period commences fifteen days prior to the end of each quarter and terminates following the public release of our earnings.

Under the 10b5-1 Plan, the Board of Directors authorized the repurchase of up to a total of 50.0 million shares of our common stock, subject to price, volume and timing constraints set forth in the plan pursuant to Rule 10b5-1(c) of the Securities Exchange Act of 1934 through September 30, 2007. A broker selected by us had the authority to repurchase shares on our behalf under the terms and limitations specified in the plan without our discretion, allowing repurchase activity to continue at times when we might otherwise be prevented from repurchasing shares under insider trading laws or because of self-imposed trading blackout periods. During the first nine months of 2008, we repurchased
11.3 million shares for an aggregate $109.7 million and settled an additional $7.2 million of trades that occurred during the fourth quarter of 2007 under the 10b5-1 Plan. In August 2007 the 10b5-1 Plan was terminated.

We intend to continue repurchasing shares under the Discretionary Plan, funded primarily through our operating cash flow and, if needed, funds from our new credit facility.

On November 1, 2007, the Company entered into a new credit facility with Comerica Bank and other lenders to provide additional leverage for the Company. The new credit facility provides for a revolving line of credit in the amount of $150 million and expires on November 1, 2012. The new credit facility also permits us to increase the facility by $150 million, subject to receiving additional commitments from lenders and certain other conditions. The new facility also limits additional borrowing outside of the facility to $250 million. See Note 8 to the Condensed Consolidated Financial Statements for a description of the material terms of the new credit facility.

The new credit facility replaces a $100 million revolving credit facility that matured on October 26, 2007. No borrowings have occurred under the new credit facility or the previous facility since inception.

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

                     COMPUWARE CORPORATION AND SUBSIDIARIES

changes in fair value must be recorded in earnings. This Statement is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating if it will elect the fair value option for any of our eligible financial instruments.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations", which replaces Statement of Financial Accounting Standards No. 141, "Business Combinations". This Statement requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies, to be measured at their fair value as of the date of acquisition. This Statement also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. This Statement is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009. Management is currently evaluating the impact this Statement will have on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51". This Statement clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of equity. This Statement is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact this Statement will have on our financial statements.

CONTRACTUAL OBLIGATIONS

Our contractual obligations are described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended March 31, 2007.

We anticipate settlement of $4.2 million to the taxing authorities in the upcoming twelve months (as discussed in Note 9 to the Condensed Consolidated Financial Statements). We are not able to reasonably estimate in which future periods the remaining amounts will ultimately be settled.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Other than the risk that our stock repurchase plans may be suspended or terminated at any time that was added in our Form 10-Q for the quarter ended September 30, 2007, there have been no material changes to the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended March 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, the repurchases of common stock for the quarter ended December 31, 2007:

                                                                  Total number    Approximate dollar
                                                                   of shares       value of shares
                                           Total      Average     purchased as     that may yet be
                                          number       price        part of        purchased under
                                         of shares   paid per       publicly         the plans or
                Period                   purchased     share    announced plans       program(a)
                ------                  ----------   --------   ---------------   ------------------
For the month ended October 31, 2007                                                 $192,725,000
For the month ended November 30, 2007    8,375,000     $8.93        8,375,000         117,954,000
For the month ended December 31, 2007    3,894,000      9.07        3,894,000          82,636,000
                                        ----------                 ----------
Total                                   12,269,000     $8.97       12,269,000
                                        ==========                 ==========

(a) Our purchases of stock may occur on the open market or in negotiated or block transactions based upon market and business conditions. Unless terminated earlier by resolution of our Board of Directors, the discretionary share repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder. All purchases occurred under our discretionary plan, as our 10b5-1 plan was terminated in August 2007. On February 7, 2008, the Board of Directors authorized an additional repurchase of up to $750.0 million of our common stock under our discretionary share repurchase program. We do not anticipate any significant changes in our approach to the repurchase program. The maximum amount of repurchase activity under the discretionary program continues to be limited on a daily basis to 25% of the average trading volume of our common stock for the previous four week period. In addition, no purchases are made during our self-imposed trading black-out periods in which the Company and our insiders are prohibited from trading in our common shares.

                     COMPUWARE CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit
Number    Description of Document
-------   -----------------------
4.10      Compuware Corporation Revolving Credit Agreement dated as of November
          1, 2007 (filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

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

                                        COMPUWARE CORPORATION


Date: February 7, 2008                  By: /s/ Peter Karmanos, Jr.
                                            ------------------------------------
                                            Peter Karmanos, Jr.
                                            Chief Executive Officer
                                            (duly authorized officer)


                                        By: /s/ Laura L. Fournier
                                            ------------------------------------
                                            Laura L. Fournier
Date: February 7, 2008                      Senior Vice President
                                            Chief Financial Officer
                                            Treasurer
                                            (principal financial officer)