Form 10-K
period 2008-03-31
COMPUWARE CORP
filed 2008-05-30
CIK 859014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED MARCH 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer" "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer [X]                 Accelerated  filer [ ]

          Non-accelerated filer [ ]               Smaller reporting company [ ]
(Do not check if a smaller reporting company)


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter, was $1,828,681,856, based upon the closing sales price of the common stock on that date of $8.02 as reported on The NASDAQ Global Select Market. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

There were 261,654,701 shares of $.01 par value common stock outstanding as of May 16, 2008.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 2008 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated by reference in Part III.

                     COMPUWARE CORPORATION AND SUBSIDIARIES
                                    FORM 10-K
                                TABLE OF CONTENTS

Item
Number                                                                      Page
------                                                                      ----
                                   PART I
1.   Business                                                                 3
1A.  Risk Factors                                                            15
1B.  Unresolved Staff Comments                                               21
2.   Properties                                                              21
3.   Legal Proceedings                                                       21
4.   Submission of Matters to a Vote of Security Holders                     21
                                    PART II
5.   Market for Registrant's Common Equity, Related Stockholder
     Matters and Issuer Purchases of Equity Securities                       22
6.   Selected Financial Data                                                 25
7.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                   26
7A.  Quantitative and Qualitative Disclosure about Market Risk               44
8.   Financial Statements and Supplementary Data                             46
9.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure                                                    80
9A.  Controls and Procedures                                                 80
9B.  Other Information                                                       82
                                   PART III
10.  Directors, Executive Officers and Corporate Governance                  83
11.  Executive Compensation                                                  83
12.  Security Ownership of Certain Beneficial Owners and Management
     and Related Stockholder Matters                                         83
13.  Certain Relationships and Related Transactions, and Director
        Independence                                                         84
14.  Principal Accountant Fees and Services                                  84
                                    PART IV
15.  Exhibits and Financial Statement Schedules                              85

                                     PART I

ITEM 1. BUSINESS

We deliver value to businesses worldwide by providing software products, professional services and application services that improve the performance of information technology ("IT") organizations. Originally founded in 1973 as a professional services company, we began to offer mainframe productivity tools for fault diagnosis, file and data management, and application debugging in the late 1970's.

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

Additionally, to be competitive in today's global economy, enterprises must securely share applications, information and business processes. We address this market need through our Covisint offerings, which use business to business ("B2B") applications to integrate vital business information and processes between partners, customers and vendors.

We operate in three business segments in the software and technology services industries: products, professional services and application services (see Note 13 of the Notes to Consolidated Financial Statements, included in Item 8 of this report).

For a discussion of developments in our business during fiscal 2008, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

This report contains certain forward-looking statements within the meaning of the federal securities laws. When we use words such as "may", "might", "will", "should", "believe", "expect", "anticipate", "estimate", "continue", "predict", "forecast", "projected", "intend" or similar expressions, or make statements regarding our future plans, objectives or expectations, we are making forward-looking statements. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those discussed in
Item 1A. Risk Factors and elsewhere in this report, and could cause actual results to differ materially from the results implied by these or any other forward-looking statements made by us, or on our behalf. There can be no assurance that future results will meet expectations. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by applicable law, we do not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

OUR BUSINESS STRATEGY

Our business strategy is to focus on providing software, professional services and application services that deliver value to the largest users of information technology in the world. Our enterprise IT solutions are focused on providing a real return on investment for our clients by increasing the performance of the entire IT organization and enabling IT management to deliver maximum business impact in support of the organization's strategic objectives.

On May 15, 2008, we officially launched Compuware 2.0 which is a rebirth based on the principles Compuware has always stood for and is based on the following definable, actionable and measurable objectives:

     - Instituting a strategic vision for the Company that positions us as best-in-class for the businesses in which we choose to compete.

     - Going to market with solutions that possess straightforward and compelling value propositions.

     - Establishing a corporate brand identity our customers can identify with and trust while extending our current brand equity outside our current client base.

     - Aligning the organization in a manner that best allows us to focus on our target markets and deliver value to our customers.

     - Deploying a global recruiting, training and career development function to attract and retain the highest quality professionals.

     - Creating a culture in which employees are energized and empowered, and that rewards people for their achievements in a consistent and equitable manner.

     - Implementing effective go-to-market programs and delivering high-value, consistent sales tools to the field that will help our sales team communicate our value to customers in a consistent and transparent manner.

PRODUCTS

The following table sets forth, for the periods indicated, a breakdown of total product revenue (license and maintenance) by product line and the percentage of total revenues for each line (dollars in thousands):

                                                                          PERCENTAGE
                                          YEAR ENDED MARCH 31,         OF TOTAL REVENUES
                                     ------------------------------   ------------------
          PRODUCT REVENUE              2008       2007       2006     2008   2007   2006
          ---------------            --------   --------   --------   ----   ----   ----
Mainframe Products
   File-AID                          $157,207   $157,730   $162,843   12.8%  13.0%  13.5%
   Xpediter                            98,507     98,949     98,043    8.0    8.2    8.1
   Hiperstation                        18,787     18,002     17,859    1.5    1.5    1.5
   Abend-AID                          125,942    127,538    132,503   10.3   10.5   11.0
   Strobe                              86,244     82,588     91,683    7.0    6.8    7.6
                                     --------   --------   --------   ----   ----   ----
Total Mainframe Products Revenue      486,687    484,807    502,931   39.6   40.0   41.7
                                     --------   --------   --------   ----   ----   ----
Distributed Products
   Vantage                            130,064    107,993     86,939   10.6    8.9    7.2
   Changepoint                         28,479     22,481     18,512    2.3    1.8    1.5
   Quality                             56,169     53,019     47,820    4.6    4.4    4.0
   Uniface                             48,493     46,137     47,720    3.9    3.8    4.0
   DevPartner                          23,988     26,569     26,324    1.9    2.2    2.2
                                     --------   --------   --------   ----   ----   ----
Total Distributed Products Revenue    287,193    256,199    227,315   23.3   21.1   18.9
                                     --------   --------   --------   ----   ----   ----
   Total Product Revenue             $773,880   $741,006   $730,246   62.9%  61.1%  60.6%
                                     ========   ========   ========   ====   ====   ====

COMPUWARE SOFTWARE PRODUCTS

Our software products consist of six major families - all of which are primarily intended for use by IT organizations and IT service providers. These solutions enhance the effectiveness of key disciplines throughout the IT organization and support all major enterprise computing platforms.

     MAINFRAME -- Our File-AID, Xpediter, Hiperstation, Abend-AID and Strobe products help IT organizations to consistently and efficiently develop, deliver and manage applications in the IBM mainframe (z/Series) environment.

     VANTAGE -- Our Vantage products are used to manage IT service delivery - providing IT organizations with the ability to measure, manage and communicate service in business terms based on the end user experience, and enabling delivery of consistently high levels of service through systematic analysis of application and infrastructure performance.

     CHANGEPOINT -- Our Changepoint solution provides IT executives with visibility into all aspects of IT activity, supports effective investment decision-making driven by business strategy, enables IT resources to be effectively aligned with business priorities through management of IT supply and demand, provides timely and accurate financial budgeting, tracking and reporting, and enables and enforces organizational best practices through process automation.

     QUALITY -- Our Optimal Trace, File-AID/CS, QA Director, TestPartner, and QA Load products help IT organizations deliver high quality, high performance applications by automating business requirements management, functional testing, test management, performance testing and test data management.

     UNIFACE -- Our Uniface products provide a 4GL development and deployment environment for enterprise applications targeted at a variety of computing platforms.

     DEVPARTNER -- Our DevPartner products are used by application developers to analyze and measure application code quality, memory usage and performance in the .NET and Java environments.

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

MAINFRAME SOFTWARE PRODUCTS

Our mainframe software products ("mainframe products") focus on improving the productivity of development, maintenance and support teams in application analysis, testing, defect detection and remediation, fault management, file and data management and application service management in the IBM OS/390 and z/Series environments. We believe that these products will remain among the industry's leading solutions for this platform.

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

Our mainframe products are grouped into five product lines: File-AID, Xpediter, Hiperstation, Abend-AID and Strobe.

     FILE-AID

     File-AID products provide a consistent, familiar and secure method for IT professionals to access, analyze, edit, compare, move and transform data across all strategic environments. File-AID products are used to quickly resolve production data problems and manage ongoing changes to data and databases at any stage of the application life cycle, including building test data environments to provide the right data in the shortest time. The File-AID product family can also be used to address data privacy requirements in preproduction test environments.

     XPEDITER

     Xpediter interactive debugging products help developers integrate enterprise applications, build new applications and modernize and extend their legacy applications, satisfying corporate scalability, reliability and security requirements. Xpediter products deliver powerful analysis and testing capabilities across multiple environments, helping developers test more accurately and reliably, in less time.

     HIPERSTATION

     Hiperstation products deliver complete preproduction testing functionality for automating test creation and execution, test results analysis and documentation. Hiperstation also provides application auditing capabilities to address regulatory compliance and other business requirements. The products simulate the on-line systems environment, allowing programmers to test applications under production conditions without requiring actual users at terminals. The products' powerful functions and features enhance unit, concurrency, integration, migration, capacity and stress testing. When deployed in production, Hiperstation products allow scalable logging of application transactions and provides audit reporting to aid in problem resolution and to support other uses of the captured transaction information such as analysis of security breaches.

     ABEND-AID

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

     STROBE

     Strobe and iStrobe products work together to help customers locate and eliminate sources of excessive resource demands during every phase of an application's life cycle. Strobe products measure the activity of z/OS-based online and batch applications, providing reports on where and how time is spent during execution. Strobe products support an extensive array of subsystems, databases and languages. These products can be applied via a systematic program to reduce the consumption of mainframe resources and reduce associated costs and/or make resources available for additional business workloads.

DISTRIBUTED MARKET

In contrast to the mainframe market, the distributed market is characterized by multiple hardware, software and network configurations. Combined with the more recent push to provide enhanced versatility through service-oriented architectures, IT organizations are challenged to combine agility, cost effectiveness and control in developing and delivering reliable, scalable and high quality enterprise applications that meet business needs, while facing an exponential increase in environment complexity. We believe our distributed products address these challenges and that we are emerging as a premier provider of application delivery, service management and IT portfolio management solutions to enterprise IT organizations.

DISTRIBUTED SOFTWARE PRODUCTS

Our distributed software products ("distributed products") focus on maximizing the performance of the entire IT organization, including applications and operations organizations, as well as enabling top-level IT management decision-making. These products provide for an effective application delivery discipline from requirements definition and management, through application development and quality and performance assurance. They support service delivery through comprehensive service management capabilities encompassing business service management, end-user experience monitoring, and application performance management. They also support business-centric IT management through comprehensive IT portfolio management; enabling investment prioritization driven by business strategy, portfolio-driven management decision making, effective visibility and control over IT supply and demand, and value transparency back to line-of-business management.

Our distributed products are grouped into five product lines: Vantage, Changepoint, Quality, Uniface and DevPartner.

     VANTAGE

     The Vantage family of IT service management products enables business-driven service delivery by combining End User Experience Monitoring, Business Service Management and Application Performance Management with infrastructure and service desk metrics. This unique combination provides customers with a real-time, comprehensive perspective on service delivery allowing IT organizations to operate more effectively.

     End User Experience Monitoring ("EUEM") - Provides visibility into application service from the end user perspective. This enables proactive IT service management by allowing IT organizations to monitor all applications all the time. EUEM also puts application performance in context of key business entities: applications, users and locations. With this perspective, EUEM helps IT organizations assess the scope of a performance problem and isolate it to the client, network, server or application tier in order to assign the right expert to the job.

     Business Service Management ("BSM") - Provides real-time views of IT service delivery so that Chief Information Officers ("CIOs"), IT managers and line-of-business counterparts can understand the impact that IT services have on business operations. As a result, BSM helps the customer communicate service delivery more effectively, meet service level agreements, improve operational efficiency, reduce costs and increase satisfaction with the IT organization. BSM also enhances collaboration both within the IT organization as well as between the IT organization and the business by centralizing and correlating technical and business key performance indicators.

     Application Performance Management ("APM") - Provides detailed application insight that identifies and helps correct the causes of poor application performance within client workstations, the network, a server or the application itself, reducing time-consuming guesswork. In addition, APM helps ensure successful application rollouts and provides crucial information for establishing and meeting service requirements.

     CHANGEPOINT

     Changepoint provides business management capabilities for CIOs and IT organizations as well as for the IT professional services organizations that serve them. Accordingly, there are two versions of the Changepoint solution - Changepoint and Changepoint PSA (Professional Services Automation).

     Changepoint provides CIOs and IT managers with critical insight into IT project and non-project activity, strategic and operational demand and resource allocation and availability, enabling portfolio-driven decision-making aligned with business strategy. Changepoint automates core IT business processes to reduce costs and increase efficiency and quality. It provides a sound financial framework which enables IT leadership to communicate value delivered to the business for every dollar of IT expenditure.

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

     QUALITY

     Our Quality products deliver a full spectrum of automated testing capabilities designed to validate applications running across various distributed environments, isolate and correct problems and ensure that applications will meet performance requirements before they are deployed in production.

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

     TestPartner provides functional test automation that allows organizations to validate business-critical applications including web-based, client/server and packaged applications.

     QALoad provides automated load testing to identify bottlenecks and to optimize performance for internally developed, outsourced and packaged applications running in distributed environments.

     UNIFACE

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

     DEVPARTNER

     The DevPartner Studio family of products provide analysis, automation and metrics to help application delivery teams build reliable, high-performance applications and components for Microsoft.NET. These products provide code, memory and performance analysis and measure testing code coverage. This yields a rich set of quality, performance and security metrics to enable critical business capabilities to be efficiently built into applications during the construction phase, rather than during the testing phase of application delivery.

     DevPartner Java Edition pinpoints runtime errors, memory problems and performance bottlenecks and identifies code coverage/stability across all tiers of a Java application environment. DevPartner Java Edition helps developers and testers more efficiently solve the complexity, quality and performance problems associated with Java development.

SEASONALITY

We tend to experience a higher volume of product transactions and associated license revenue in the quarter ended December 31, which is our third fiscal quarter, and the quarter ended March 31, which is our fourth fiscal quarter, as a result of customer spending patterns.

SOFTWARE LICENSING, PRODUCT MAINTENANCE AND CUSTOMER SUPPORT

We license software to customers using two types of software licenses, perpetual and term. Generally, perpetual software licenses allow customers a perpetual right to run our software on hardware up to a licensed aggregate MIPS (Millions of Instructions Per Second) capacity or to run our distributed software for a specified number of users or servers. Term licenses allow customers a right to run our software for a limited period of time on hardware up to a licensed aggregate MIPS capacity or for a specific number of users or servers. During fiscal 2008 we began offering premium perpetual license rights that allow customers a perpetual right to run our mainframe software on hardware with an unlimited MIPS capacity. Also, our customers purchase maintenance and support services that provide technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released during the maintenance period. Maintenance and support services are provided online, through our FrontLine technical support web site, by telephone access to technical personnel located in our development labs and by support personnel in the offices of our foreign subsidiaries and distributors.

Licensees have the option of renewing their maintenance agreements each year for an annual fee based on the license price of the product. We also enter into agreements with our customers that allow them to license software and purchase multiple years of maintenance in a single transaction (multi-year transactions). In support of these multi-year transactions, we allow extended payment terms to qualifying customers.

We believe that effective support of our customers and products during both the trial period and for the maintenance term is a substantial factor in product satisfaction and subsequent new product sales. We believe our installed base is a significant asset and intend to continue to provide customer support and product enhancements to ensure a continuing high level of customer satisfaction. In fiscal years 2008, 2007, and 2006, we experienced high customer maintenance renewal rates.

For fiscal years 2008, 2007, and 2006, software license fees represented approximately 24.2%, 23.4% and 24.6%, respectively, and maintenance fees represented approximately 38.7%, 37.7% and 36.0%, respectively, of our total revenues.

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

During fiscal 2008, the Company consolidated its product development activities in order to increase the effectiveness and efficiency of our development operations, which resulted in the closure of certain development labs. As of March 31, 2008, product development is performed primarily at our headquarters in Detroit, Michigan; and at our development labs in Amsterdam, The Netherlands; Gdansk, Poland; and Toronto, Canada. See Note 7 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, for more details.

Total technology development and support costs were $113.7 million, $135.5 million, and $117.1 million during fiscal 2008, 2007 and 2006, respectively, of which $12.6 million, $21.4 million, and $20.2 million, respectively, were capitalized.

PROFESSIONAL SERVICES

We offer a broad range of IT services for distributed and mainframe environments. Our offerings include technical staffing, application development, quality assurance, project management and application maintenance. We also offer professional services solutions that utilize Compuware's products for enhanced efficiency, quality and performance. For fiscal 2008, 2007 and 2006, professional services fees represented approximately 34.1%, 36.4% and 37.9%, respectively, of our total revenue.

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

Our objective in the professional services division is to create long-term relationships with customers in which our professional staff join with the customer's IT organization to plan, design, program, implement and maintain technology-based solutions that achieve customer business goals. Typically, the professional services staff is integrated with the customer's development team on a specific application or project. Professional services staff work primarily at customer sites or at our professional services offices located throughout North America and Europe. We also have professional services operations in other international locations. In addition, Compuware offers a development center that serves customers looking for flexible, cost-effective and high-quality services delivered remotely from our facility in Montreal, Canada.

APPLICATION SERVICES

Our application services which are marketed under the brand name "Covisint" use B2B applications to integrate vital business information and processes between partners, customers and vendors. For fiscal 2008, 2007 and 2006, application services fees represented approximately 3.0%, 2.5% and 1.5%, respectively, of our total revenue.

Covisint provides a secure, collaborative platform that digitizes and integrates information that crosses disparate systems and user communities. By combining centralized identity and access management technologies, advanced portal functionality and global B2B messaging, users can find, access and share information across disparate systems more effectively.

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

     - Covisint provides a robust messaging engine that is capable of receiving and distributing both electronic and paper-based messages.

     - Covisint enables organizations and communities to implement a unified and leveraged approach to managing digital identities and information security across a wide variety of technologies and organizations. This leveraged approach results in reduced complexity with increased consistency and policy enforcement when sharing information across multiple participants.

CUSTOMERS

Our products, professional services and application services are used by the IT departments of a wide variety of commercial and government organizations.

We did not have a single customer that accounted for greater than 10% of total revenue during fiscal 2008, 2007 or 2006, or greater than 10% of accounts receivable at March 31, 2008 and 2007.

SALES AND MARKETING

We market software products and product related professional services primarily through a direct sales force in the United States, Canada, Europe, Japan, Asia-Pacific, Brazil, Mexico and South Africa as well as through independent distributors giving us a presence in approximately 60 countries. Our sales force includes an inside sales division which focuses on sales of our distributed product offerings. We market our professional and application services primarily through account managers located in offices throughout North America. This marketing structure enables us to keep abreast of, and respond quickly to, the changing needs of our customers and to call on the actual users of our products and services on a regular basis.

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

The distributed market in which we operate has many more competitors than our traditional mainframe market. Our ability to compete effectively and our growth prospects depend upon many factors, including the success of our existing distributed products, the timely introduction and success of future software products, the ability of our products to interoperate and perform well with existing and future leading databases and other platforms supported by our products and our ability to bring products to market that meet ever-changing customer requirements.

The market for professional services is highly competitive, fragmented and characterized by low barriers to entry. Our principal competitors in professional services include Accenture Ltd., Computer Sciences Corporation, Electronic Data Systems Corporation, IBM Global Services, Analysts International Corporation, Keane, Inc., Infosys Technologies, Sun Microsystems, Inc. and numerous other regional and local firms in the markets in which we have professional services offices. Several of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. The principal competitive factors affecting the market for our professional services include responsiveness to customer needs, breadth and depth of technical skills offered, availability and productivity of personnel and the ability to demonstrate achievement of results and price.

The market for application services includes communication and collaboration services, secure user identity and access management services and system to system communications provided in a software as a service model. We provide application services in the Automotive, Healthcare, Financial Services and Government vertical markets ("verticals"). The application services market is competitive in some vertical industries and highly competitive related to system to system communications. Our principal competitors include Electronic Data Systems Corporation, IBM Global Services, GXS Strategies, Sterling Commerce and other regional and local firms in the markets in which we have customers or potential customers particularly in the Automotive vertical. In the other verticals served, since the market is not yet fully developed, the competition is not as entrenched but additional startup companies are beginning to emerge because software as a service models are a new delivery model addressing automation of processes that are currently manual or at best semi-automated for the services we deliver. Some key competitive factors are price, speed of implementation, reduced risk related to regulatory compliance and implementation problems, inclusion of state of the art technology features, solution performance and ability to meet customer service level requirements.

A variety of external and internal events and circumstances could adversely affect our competitive capacity. Our ability to remain competitive will depend, to a great extent, upon our performance in product development and customer support, effective sales execution and our ability to acquire and integrate new technologies. To be successful in the future, we must respond promptly and effectively to the challenges of technological change and our competitors' innovations by continually enhancing our own products, professional services and application services.

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

In addition to trade secret protection, we seek to protect our software, documentation and other written materials under copyright law, which affords only limited protection. We also assert registered trademark rights in our product names. As of March 31, 2008, we have been granted 39 patents issued in the United States and have 17 patent applications pending with the United States Patent and Trademark Office for certain product technology and have plans to seek additional patents in the future. Once granted, we expect the duration of each patent will be up to 20 years from the effective date of filing of the applications. Our earliest issued patent filing date is fiscal 1992. However, because the industry is characterized by rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than legal protection of our technology.

There can be no assurance that third parties will not assert infringement claims against us with respect to current and future products or that any such assertion will not require us to enter into royalty arrangements which could require a payment to the third party upon sale of the product, or result in costly litigation.

EMPLOYEES

As of March 31, 2008, we employed 6,344 people worldwide, with 1,141 in product sales, sales support and marketing; 1,187 in technology development and support; 3,035 in professional services, 256 in application services and 725 in other general and administrative functions. Only a small number of our employees are represented by labor unions. We have experienced no work stoppages and believe that our relations with our employees are good. Our success will depend in part on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software developers, professional services staff and sales and marketing personnel.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our current executive officers, who serve at the discretion of our Board of Directors, are listed below:

Name                        Age   Position
----                        ---   --------
Peter Karmanos, Jr.          65   Chairman of the Board and Chief Executive Officer
Robert C. Paul               45   President and Chief Operating Officer
Laura L. Fournier            55   Executive Vice President, Chief Financial Officer and Treasurer
Christian J. Bockhausen      66   Executive Vice President and Chief Technology Officer
Denise A. Knobblock Starr    53   Executive Vice President and Chief Administrative Officer
Daniel S. Follis, Jr.        42   Vice President, General Counsel and Secretary

Peter Karmanos, Jr., is a founder of the Company and has served as Chairman of the Board since November 1978, as Chief Executive Officer since July 1987 and as President from January 1992 through October 1994 and October 2003 through March 2008.

Robert C. Paul has served as President and Chief Operating Officer of Compuware since April 2008. Prior to that time, Mr. Paul was President and Chief Operating Officer of Compuware Covisint since its acquisition by Compuware in March 2004. Mr. Paul had spent nearly three years at Covisint prior to the acquisition.

Laura L. Fournier has served as Executive Vice President since April 2008 and continues to serve as Chief Financial Officer and Treasurer since April 1998. Ms. Fournier was Corporate Controller from June 1995 through March 1998. From February 1990 through May 1995, Ms. Fournier was Director of Internal Audit.

Christian J. Bockhausen has served as Executive Vice President and Chief Technology Officer since April 2008. From April 1998 through March 2008, he served as Senior Vice President and Chief Information Officer over corporate information systems and assumed leadership over product technologies in April 2001. Mr. Bockhausen joined Compuware in October 1996 as Vice President of the North American Testing and Implementation Product Lab.

Denise A. Knobblock Starr has served as Executive Vice President of Administration since April 2002 and as Chief Administrative Officer since April 2007. Ms. Knobblock Starr was Executive Vice President of Human Resources and Administration from April 1998 through March 2002. From April 1995 through March 1998, she was Senior Vice President of Purchasing, Facilities, Administration and Travel. Ms. Knobblock Starr served as the Director of Administration and Facilities from April 1991 to March 1995. She joined Compuware in January 1989 as Manager of Administration and Facilities.

Daniel S. Follis, Jr. has served as Vice President, General Counsel and Secretary since March 2008. From January 2006 through February 2008, he served as Vice President, Associate General Counsel. Mr. Follis joined Compuware in March 1998 as Senior Counsel.

SEGMENT INFORMATION, PAYMENT TERMS AND FOREIGN REVENUES

For a description of revenues and operating profit by segment and for financial information regarding geographic operations for each of the last three fiscal years, see Note 13 of the Notes to Consolidated Financial Statements, included in Item 8 of this report. For a description of extended payment terms offered to some customers, see Note 1 of the Notes to Consolidated Financial Statements, included in Item 8 of this report. The Company's foreign operations are subject to risks related to foreign exchange rates and other risks. For a discussion of risks associated with our business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

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

THE MAJORITY OF OUR SOFTWARE PRODUCTS REVENUE IS DEPENDENT ON OUR CUSTOMERS' CONTINUED USE OF IBM AND IBM-COMPATIBLE PRODUCTS.

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

OUR SOFTWARE PRODUCT REVENUE IS DEPENDENT ON THE ACCEPTANCE OF OUR PRICING STRUCTURE FOR SOFTWARE LICENSES AND MAINTENANCE.

The pricing of our software licenses and maintenance is under constant pressure from customers and competitive vendors which can negatively impact our software product revenue. These competitive pressures may have a negative effect on our results of operations and cash flows.

OUR STRATEGY TO PACKAGE PRODUCTS AND SERVICES AS A SINGLE OFFERING MAY NOT BE ACCEPTED BY OUR CUSTOMERS, NEGATIVELY IMPACTING OUR REVENUE.

We offer bundled product and service arrangements to ensure our customers receive the full value of our products. There can be no assurance that customers will accept these packages. As a result, this may decrease our sales volume and have a negative effect on our results of operations and cash flows.

WE MAY FAIL TO ACHIEVE OUR FORECASTED FINANCIAL RESULTS DUE TO INACCURATE SALES FORECASTS OR OTHER FACTORS.

Our revenues, and particularly our software license revenues, are difficult to forecast, and as a result, our actual financial results can vary substantially from our forecasted results.

Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate the sales forecast. Our sales forecast estimates can prove to be unreliable both in a particular quarter and over a longer period of time. In addition, even after contracts have been executed, analysis is required before the timing of revenue recognition can be determined.

IF WE FAIL TO ACHIEVE THE RESULTS WE EXPECT FROM OUR EXPENSE REDUCTION PROGRAM, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED.

In fiscal 2008, we implemented plans to reduce expenses, which included the consolidation and elimination of certain product development locations, reduction in discretionary spending, reduction in the work force and other cost cutting measures, resulting in restructuring charges during fiscal 2008 (see
Note 7 of the Notes to Consolidated Financial Statements, included in Item 8 of this report). There can be no assurance that our restructuring plan to reduce expenses will produce the cost savings we anticipate.

OUR SOFTWARE AND TECHNOLOGY MAY INFRINGE THE PROPRIETARY RIGHTS OF OTHERS.

Our software products are developed or enhanced internally or acquired through acquisitions.

All employees sign an agreement which states that the employee was hired for his or her talent and skill rather than for any trade secrets or proprietary information of others of which he or she may have knowledge. Further, our employees execute an agreement stating that work developed for us or our clients belongs to us or our clients, respectively.

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

OUR RESULTS COULD BE ADVERSELY AFFECTED IF OUR OPERATING MARGIN OR OPERATING MARGIN PERCENTAGE DECLINE.

Our distributed software and application services businesses have a lower operating margin percentage than our mainframe business. Further, these businesses are growing faster than Compuware's other businesses. The growth of our distributed software and application services could result in a lower operating margin percentage for Compuware as a whole. In addition, if the mainframe business experiences a decline in revenue or operating margin percentage, our operating margin or operating margin percentage may decline.

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

THE MARKET FOR PROFESSIONAL SERVICES IS HIGHLY COMPETITIVE, FRAGMENTED AND CHARACTERIZED BY LOW BARRIERS TO ENTRY.

Our principal competitors in professional services include, among others, Accenture Ltd., Computer Sciences Corporation, Electronic Data Systems Corporation, IBM Global Services, Analysts International Corporation, Keane, Inc., Infosys Technologies, Sun Microsystems, Inc. and numerous other regional and local firms in the markets in which we have professional services offices. Several of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. The principal competitive factors affecting the market for our professional services include responsiveness to customer needs, breadth and depth of technical skills offered, availability and productivity of personnel, ability to demonstrate achievement of results and price. There is no assurance that we will be able to compete successfully in the future.

THE MARKET FOR APPLICATION SERVICES IS IN ITS EARLY STAGES WITH EMERGING COMPETITORS. AS THE MARKET MATURES, COMPETITION MAY INCREASE AND COULD HAVE A NEGATIVE IMPACT ON OUR RESULTS OF OPERATIONS.

Our principal competitors in application services include Electronic Data Systems Corporation, IBM Global Services, GXS Strategies, Sterling Commerce and other regional and local firms in the markets in which we have customers or potential customers. Several of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. The principal competitive factors affecting the market for application services are price, speed of implementation, reduced risk related to regulatory compliance and implementation problems, inclusion of state of the art technology features, solution performance and ability to meet customer service level requirements. There is no assurance that we will be able to compete sucessfully in the future.

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

Over one-third of our total revenues are derived from foreign operations and we expect that foreign operations will continue to generate a significant percentage of our total revenues. Products are priced in the currency of the country in which they are sold. Changes in the exchange rates of foreign currencies or exchange controls may adversely affect our results of operations. The international business is also subject to other risks, including the need to comply with foreign and U.S. laws and the greater difficulty of managing business overseas. In addition, our foreign operations are affected by general economic conditions in the international markets in which we do business. A worsening of economic conditions in these markets could cause customers to delay or forego decisions to license new products or to reduce their requirements for professional and application services.

A FURTHER DECLINE IN THE U.S. DOMESTIC AUTOMOTIVE MANUFACTURING BUSINESS COULD ADVERSELY AFFECT OUR PROFESSIONAL SERVICES AND APPLICATION SERVICES BUSINESSES.

Approximately one-third of our worldwide professional and application services revenue is generated from customers in the automotive industry, with the vast majority of that related to U.S. domestic automotive manufacturers. Many participants in the domestic automotive industry are engaged in restructuring and other efforts to cut costs, including IT expenditures. Further negative developments in this industry could reduce the demand for our services from these customers, which could have a significant impact on our professional and application services revenue and our margins.

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

OUR QUARTERLY FINANCIAL RESULTS VARY AND MAY BE ADVERSELY AFFECTED BY A NUMBER OF UNPREDICTABLE FACTORS.

We typically do not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in the quarter. A significant amount of our transactions are completed during the final weeks and days of the quarter, and therefore we generally do not know whether revenues or earnings will have met expectations until shortly after the end of the quarter. Our customers license our products under varying structures some of which require revenues to be deferred or recognized ratably over time. Changes in the mix of customer agreements could affect revenue in a quarter. Any significant shortfall in revenues or earnings or lowered expectations could cause our common stock price to decline.

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

MAINTENANCE REVENUE COULD DECLINE.

Maintenance revenues have increased in recent years as a result of currency fluctuations and the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase as we sell new products or additional capacity to customers. Declines in our license bookings, increased customer cancellations or currency fluctuations could lead to declines in our maintenance revenues.

UNANTICIPATED CHANGES IN OUR OPERATING RESULTS OR EFFECTIVE TAX RATES, OR EXPOSURE TO ADDITIONAL INCOME TAX LIABILITIES, COULD AFFECT OUR PROFITABILITY.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. One of the components that needs to be evaluated is the realization of our deferred tax assets. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Changes in estimates of projected future operating results or in assumptions regarding our ability to generate future taxable income could result in significant increases to our valuation allowance and tax expense which would reduce net income.

In addition, we recognize reserves for uncertain tax positions through tax expense for estimated exposures related to our current tax positions. We evaluate the need for reserves for uncertain tax positions on a quarterly basis and any change in the amount will be recorded in our results of operations, as appropriate. It could take several years to resolve certain of these reserves for uncertain tax positions.

We are also subject to routine corporate income tax audits in these jurisdictions. Our provision for income taxes includes amounts intended to satisfy income tax assessments that are likely to result from the examination of our corporate tax returns that have been filed in these jurisdictions. The amounts ultimately paid upon resolution of these examinations could be materially different from the amounts included in the provision for income taxes and result in changes to tax expense.

OUR STOCK REPURCHASE PLANS MAY BE SUSPENDED OR TERMINATED AT ANY TIME, WHICH MAY RESULT IN A DECREASE IN OUR STOCK PRICE.

We have repurchased shares of our common stock in the market during the past several years and currently repurchase shares under an arrangement pursuant to which management is permitted to determine the amount and timing of repurchases in its discretion subject to an overall limit. Our ability and willingness to repurchase shares is subject to, among other things, the availability of cash resources and credit at rates and upon terms we believe are prudent. Stock market conditions, the market value of our common stock and other factors may also make it imprudent for us from time to time to engage in repurchase activity. There can be no assurance that we will continue to repurchase shares at historic levels or at all. If our repurchase program is curtailed, our stock price may fall.

IF THE FAIR VALUE OF OUR LONG-LIVED ASSETS DETERIORATED BELOW THEIR CARRYING VALUE, RECOGNITION OF AN IMPAIRMENT LOSS WOULD BE REQUIRED, WHICH WOULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

We evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired or periodically as required by generally accepted accounting principles. In the continuing process of evaluating the recoverability of the carrying amount of our long-lived assets, there is the possibility that we could identify a substantial impairment, which could adversely affect our financial results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our executive offices, primary research and development lab, principal marketing department, primary professional and application services office, customer service and support teams are located in our corporate headquarters building in Detroit, Michigan. We own the facility, which is approximately 1.1 million square feet, including approximately 55,000 square feet available for lease to third parties for retail and related amenities and approximately 35,000 square feet donated for use by local not-for-profit organizations. In addition, we lease approximately 217,000 square feet of land on which the facility resides.

We lease approximately 88 professional services and sales offices in 30 countries, including 3 remote product research and development facilities.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims which arise in the ordinary course of business. The Company does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. See Note 14 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, for a description of certain legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Select Market ("NASDAQ") under the symbol CPWR. As of May 16, 2008, there were 4,491 shareholders of record of our common stock. We have not paid any cash dividends on our common stock since fiscal 1986 and have no current intention to pay dividends. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated, all as reported by NASDAQ.

FISCAL YEAR ENDED MARCH 31, 2008    HIGH     LOW
--------------------------------   ------   -----
Fourth quarter                     $ 8.91   $6.10
Third quarter                       10.44    7.96
Second quarter                      12.22    7.32
First quarter                       12.56    9.44

FISCAL YEAR ENDED MARCH 31, 2007    HIGH    LOW
--------------------------------   ------  -----
Fourth quarter                     $9.75   $8.28
Third quarter                       8.75    7.30
Second quarter                      7.95    6.02
First quarter                       8.05    6.56

COMMON SHARE REPURCHASES

The following table sets forth, the repurchases of common stock for the quarter ended March 31, 2008:

                                                                                                   Approximate dollar
                                                                              Total number of     value of shares that
                                                                            shares purchased as   may yet be purchased
                                         Total number of    Average price     part of publicly     under the plan or
                Period                  shares purchased   paid per share     announced plans          program (1)
                ------                  ----------------   --------------   -------------------   --------------------
For the month ended January 31, 2008        2,050,000           $7.92             2,050,000           $ 66,406,000
For the month ended February 29, 2008       7,958,000            8.28             7,958,000            750,512,000
For the month ended March 31, 2008          2,754,000            7.66             2,754,000            729,433,000
                                           ----------                            ----------
Total                                      12,762,000           $8.09            12,762,000
                                           ==========                            ==========

(1) Our purchases of common stock may occur on the open market or in negotiated or block transactions based upon market and business conditions. Unless terminated earlier by resolution of our Board of Directors, the discretionary share repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder. On February 7, 2008, the Board of Directors authorized an additional repurchase of up to $750.0 million of our common stock under our discretionary share repurchase program. We do not anticipate any significant changes in our approach to the repurchase program. The maximum amount of repurchase activity under the discretionary program continues to be limited on a daily basis to 25% of the average trading volume of our common stock for the previous four week period. In addition, no purchases are made during our self-imposed trading black-out periods in which the Company and our insiders are prohibited from trading in our common shares.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

The following line graph compares the yearly percentage change in the cumulative total shareholder return on our common shares with the cumulative total return of each of the following indices: S&P 500 Index, the NASDAQ Market Index and the NASDAQ Computer and Data Processing Index for the period from April 1, 2003 through March 31, 2008. The graph includes a comparison to the S&P 500 Index in accordance with SEC rules, as the Company's common stock is part of such index. The graph assumes the investment of $100 in our common shares, the S&P 500 Index and each of the two NASDAQ indices on March 31, 2003 and the reinvestment of all dividends.

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

                COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

                               (PERFORMANCE GRAPH)

                          TOTAL RETURN TO SHAREHOLDERS
                      (Includes reinvestment of dividends)

                                             Base
                                            Period         Indexed Returns Years Ending March 31,
                                          March 31,   -----------------------------------------------
Company / Index                             2003        2004      2005      2006      2007      2008
---------------                           ---------   -------   -------   -------   -------   -------
COMPUWARE CORP                              $100      $218.58   $212.39   $230.97   $279.94   $216.52
S&P 500 INDEX                                100       135.12    144.16    161.07    180.12    170.98
NASDAQ MARKET INDEX                          100       149.26    149.91    176.74    183.30    171.69
NASDAQ COMPUTER & DATA PROCESSING INDEX      100       126.10    134.57    163.70    180.43    172.91

The information contained in Item 12 of this report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The selected statement of operations and balance sheet data presented below are derived from our audited consolidated financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

                                                                      YEAR ENDED MARCH 31,
                                                 --------------------------------------------------------------
                                                    2008         2007         2006         2005         2004
                                                 ----------   ----------   ----------   ----------   ----------
                                                         (In thousands, except earnings per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Software license fees                         $  297,506   $  283,412   $  296,650   $  305,189   $  296,627
   Maintenance fees                                 476,374      457,594      433,596      425,310      408,191
   Professional services fees                       455,731      471,996      475,115      501,340      559,829
                                                 ----------   ----------   ----------   ----------   ----------
      Total revenues                              1,229,611    1,213,002    1,205,361    1,231,839    1,264,647
                                                 ----------   ----------   ----------   ----------   ----------
Operating expenses:
   Cost of software license fees                     30,475       28,581       23,262       27,293       31,579
   Cost of maintenance fees                          46,300       41,533       41,687       42,128       41,874
   Cost of professional services                    413,921      420,729      417,485      444,996      513,621
   Technology development and support               101,132      114,071       96,858      111,258      121,781
   Sales and marketing                              267,800      281,730      288,162      319,940      310,643
   Administrative and general                       182,488      193,578      190,538      199,628      207,613
   Restructuring costs (1)                           42,645
                                                 ----------   ----------   ----------   ----------   ----------
      Total operating expenses                    1,084,761    1,080,222    1,057,992    1,145,243    1,227,111
                                                 ----------   ----------   ----------   ----------   ----------
Income from operations                              144,850      132,780      147,369       86,596       37,536
Other income, net                                    35,542       60,277       44,091       19,629       18,481
                                                 ----------   ----------   ----------   ----------   ----------
Income before income taxes                          180,392      193,057      191,460      106,225       56,017
   Income tax provision                              45,998       34,965       48,500       29,743        6,185
                                                 ----------   ----------   ----------   ----------   ----------
Net income                                       $  134,394   $  158,092   $  142,960   $   76,482   $   49,832
                                                 ==========   ==========   ==========   ==========   ==========
Basic earnings per share (2)                     $     0.47   $     0.45   $     0.37   $     0.20   $     0.13
Diluted earnings per share (2)                         0.47         0.45         0.37         0.20         0.13
Shares used in computing net income per share:
Basic earnings computation                          286,402      350,213      385,147      386,701      382,630
Diluted earnings computation                        287,628      350,967      387,569      388,501      384,608
BALANCE SHEET DATA (AT PERIOD END):
Working capital                                  $  274,036   $  391,823   $  899,773   $  780,223   $  616,628
Total assets                                      2,018,557    2,029,412    2,510,968    2,478,218    2,262,709
Long term debt                                           --           --           --           --           --
Total shareholders' equity (3)                      927,031    1,132,148    1,579,499    1,516,155    1,413,591

(1) During fiscal 2008 the Company undertook various restructuring activities to improve the effectiveness and efficiency of a number of the Company's critical business processes, primarily within the products segment. These activities resulted in a restructuring charge of $42.6 million for fiscal 2008. See Note 7 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, for more details regarding our restructuring plan.

(2) See Notes 1 and 11 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, for the basis of computing earnings per share.

(3)  No dividends were paid or declared during the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion contains certain forward-looking statements within the meaning of the federal securities laws. When we use words such as "may", "might", "will", "should", "believe", "expect", "anticipate", "estimate", "continue", "predict", "forecast", "projected", "intend" or similar expressions, or make statements regarding our future plans, objectives or expectations, we are making forward-looking statements. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those discussed in Item 1A. Risk Factors and elsewhere in this report, and could cause actual results to differ materially from the results implied by these or any other forward-looking statements made by us, or on our behalf. There can be no assurance that future results will meet expectations. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by applicable law, we do not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

OVERVIEW

In this section, we discuss our results of operations on a segment basis. We operate in three business segments in the technology industry: products, professional services and application services. We evaluate segment performance based primarily on segment contribution before corporate expenses. References to years are to fiscal years ended March 31. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes included in Item 8 of this report.

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

Additionally, to be competitive in today's global economy, enterprises must securely share applications, information and business processes. We address this market need through our application services, which are marketed under the brand name "Covisint". Our application services offerings use B2B applications to integrate vital business information and processes between partners, customers and vendors.

ANNUAL UPDATE

We focus on growing revenue and profit margins by enhancing and promoting our current product lines and solutions, expanding our product and service offerings through key acquisitions, developing strategic partnerships and managing our costs.

The following occurred during fiscal 2008:

          - Achieved an increase in product contribution margin to 42.4% in fiscal 2008 from 37.1% in fiscal 2007 due to an increase in product revenue and a decrease in product expenses; primarily sales and marketing expense and technology development and support costs.

          - Achieved a 12.1% increase in distributed product revenue in fiscal 2008 compared to fiscal 2007 driven by the continued growth within our Vantage and Changepoint product lines.

          - Experienced a decrease in professional services segment contribution margin to 10.5% in fiscal 2008 from 13.1% in fiscal 2007 due to a greater percentage decline in revenue compared to the decline in costs.

          - Repurchased approximately 49 million shares of our common stock during fiscal 2008 at an average price of $8.86 per share.

          - Initiated restructuring actions that resulted in a charge of $42.6 million.

          - Entered into a new revolving credit facility with Comerica Bank and other lenders. The new credit facility expanded our revolving line of credit availability from $100 million to $150 million and expires on November 1, 2012.

          -    Released 24 mainframe and 27 distributed product enhancements.

          - Acquired Hilgraeve, Inc. ("Hilgraeve"), a privately held company which developed an on-demand collaboration platform for lab and prescription data sharing.

          - Announced that the Company promoted Robert C. Paul to the position of President and Chief Operating Officer, effective April 1, 2008, leading the Company's product and service operations, Compuware 2.0 efforts and other key functions.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

                                            Percentage of       Period-to-Period
                                            Total Revenues           Change
                                          Fiscal Year Ended     ----------------
                                              March 31,           2007    2006
                                        ---------------------      to      to
                                         2008    2007    2006     2008    2007
                                        -----   -----   -----    -----   -----
REVENUE:
   Software license fees                 24.2%   23.4%   24.6%     5.0%   (4.5)%
   Maintenance fees                      38.7    37.7    36.0      4.1     5.5
   Professional services fees (1)        37.1    38.9    39.4     (3.4)   (0.7)
                                        -----   -----   -----
      Total revenues                    100.0   100.0   100.0      1.4     0.6
                                        -----   -----   -----
OPERATING EXPENSES:
   Cost of software license fees          2.5     2.4     1.9      6.6    22.9
   Cost of maintenance fees               3.7     3.4     3.5     11.5    (0.4)
   Cost of professional services (1)     33.7    34.7    34.7     (1.6)    0.8
   Technology development and support     8.2     9.4     8.0    (11.3)   17.8
   Sales and marketing                   21.8    23.2    23.9     (4.9)   (2.2)
   Administrative and general            14.8    16.0    15.8     (5.7)    1.6
   Restructuring costs                    3.5                      n/a     n/a
                                        -----   -----   -----
      Total operating expenses           88.2    89.1    87.8      0.4     2.1
                                        -----   -----   -----
Income from operations                   11.8    10.9    12.2      9.1    (9.9)
Other income, net                         2.9     5.0     3.7    (41.0)   36.7
                                        -----   -----   -----
Income before income taxes               14.7    15.9    15.9     (6.6)    0.8
   Income tax provision                   3.8     2.9     4.0     31.6   (27.9)
                                        -----   -----   -----
Net income                               10.9%   13.0%   11.9%   (15.0)   10.6
                                        =====   =====   =====

(1) Professional services fees and cost of professional services includes both the professional services and the application services segments.

SOFTWARE PRODUCTS SEGMENT

Financial information for the product segment is as follows (in thousands):

                                    Year Ended March 31,
                               ------------------------------
                                 2008       2007       2006
                               --------   --------   --------
Revenue                        $773,880   $741,006   $730,246
Expenses                        445,707    465,915    449,969
                               --------   --------   --------
Product segment contribution   $328,173   $275,091   $280,277
                               ========   ========   ========

The product segment generated contribution margins of 42.4%, 37.1%, and 38.4% during 2008, 2007, and 2006, respectively. The improvement in the contribution margin in 2008 compared to 2007 was due to an increase in product revenue and a decrease in product expenses; primarily sales and marketing expense and technology development and support costs. The decrease in the contribution margin in 2007 compared to 2006 was due to the increase in product expenses, primarily technology development and support costs, exceeding the increase in product revenue.

SOFTWARE PRODUCTS SEGMENT REVENUE

Our products are designed to enhance the effectiveness of key disciplines throughout the IT organization from application delivery to service management and IT portfolio management supporting all major enterprise computing platforms. Product revenue which consists of software license fees and maintenance fees, comprised 62.9%, 61.1%, and 60.6% of total revenue during 2008, 2007 and 2006, respectively.

Distributed software product revenue increased $31.0 million or 12.1% during 2008 to $287.2 million from $256.2 million in 2007 and increased $28.8 million or 12.7% during 2007 from $227.4 million in 2006. The increases during 2008 and 2007 were primarily due to license and maintenance revenue growth related to the Vantage product line, primarily agentless monitoring, and to a lesser extent license and maintenance revenue growth in the Changepoint product line.

Mainframe software product revenue increased $1.9 million or 0.4% during 2008 to $486.7 million from $484.8 million in 2007 and decreased $18.1 million or 3.6% during 2007 from $502.9 million in 2006. The increase during 2008 was due to a slight increase in license revenue led by the Strobe product line partially offset by a slight decline in maintenance revenue caused by the Abend-AID product line. The decrease in 2007 was primarily a result of lower license revenue due to decreased demand for software on additional computing capacity in our European operations partially offset by continued growth in maintenance revenue due to strong renewal rates on maintenance contracts.

License fees increased $14.1 million or 5.0%, which included a positive impact from foreign currency fluctuations of $13.1 million, during 2008 to $297.5 million from $283.4 million in 2007 and decreased $13.3 million or 4.5%, which included a positive impact from foreign currency fluctuations of $6.1 million, during 2007 from $296.7 million in 2006. Distributed license fees represented $9.4 million of the $14.1 million increase in license fees during 2008 led by the Vantage and Changepoint product lines. The remaining increase of $4.7 million related to mainframe license fees led by the Strobe and Abend-AID product lines. The $13.3 million decrease in license fees during 2007 was due to a $28.8 million reduction in mainframe license fees, partially offset by an increase in distributed license fees related to the Vantage product line.

Maintenance fees increased $18.8 million or 4.1%, which included a positive impact from foreign currency fluctuations of $18.3 million, during 2008 to $476.4 million from $457.6 million in 2007 and increased $24.0 million or 5.5%, which included a positive impact from foreign currency fluctuations of $9.6 million, during 2007 from $433.6 million in 2006. The $18.8 million increase in maintenance fees during 2008 was due to a $21.6 million increase in distributed maintenance fees led by the Vantage and Changepoint product lines, partially offset by a slight decline in mainframe maintenance fees. The $24.0 million increase in maintenance fees during 2007 was a result of a $13.3 million increase in distributed maintenance fees primarily due to strong growth within the Vantage product line with the remaining increase resulting from growth in our mainframe maintenance revenue led by the Abend-AID, File-AID and Strobe product lines.

Product revenue by geographic location is presented in the table below (in thousands):

                                      Year Ended March 31,
                                 ------------------------------
                                   2008       2007       2006
                                 --------   --------   --------
United States                    $395,029   $403,820   $391,421
Europe and Africa                 258,467    234,079    245,553
Other international operations    120,384    103,107     93,272
                                 --------   --------   --------
Total product segment revenue    $773,880   $741,006   $730,246
                                 ========   ========   ========

SOFTWARE PRODUCT SEGMENT EXPENSES

Product expenses include cost of software license fees, cost of maintenance fees, technology development and support costs, and sales and marketing expenses.

Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers (including associated hardware costs) and the cost of author royalties. Cost of software license fees increased $1.9 million or 6.6% during 2008 to $30.5 million from $28.6 million in 2007 and increased $5.3 million or 22.9% during 2007 from $23.3 million in 2006. The increase in cost for 2008 was primarily due to a $3.9 million capitalized software impairment charge recorded during the first quarter of 2008 (see Note 1 of the Notes to Consolidated Financial Statements, included in Item 8 of this report) offset in part by a decline in hardware costs and lower capitalized software amortization costs incurred subsequent to the impairment charge. The increase in costs for 2007 was primarily due to an increase in amortization of capitalized software and an increase in hardware costs resulting from increased demand in our Vantage product line. As a percentage of software license fees, cost of software license fees were 10.2%, 10.1%, and 7.8% in 2008, 2007, and 2006, respectively.

Cost of maintenance fees consists of the direct costs allocated to maintenance and product support such as helpdesk and technical support. Customers who subscribe to maintenance are also eligible to receive the benefit of new releases as well as technical support. Cost of maintenance fees increased $4.8 million or 11.5% during 2008 to $46.3 million from $41.5 million in 2007 and decreased $200,000 or 0.4% during 2007 from $41.7 million in 2006. The increase for 2008 was primarily due to higher compensation and benefit costs associated with the transfer of technical personnel from sales support to customer support in order to meet product development and maintenance initiatives and to provide increased customer support in our international operations consistent with the revenue growth in those markets. As a percentage of maintenance fees, cost of maintenance fees were 9.7%, 9.1%, and 9.6% in 2008, 2007 and 2006, respectively.

Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Also included are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support all technology initiatives. As a percentage of product revenue, costs of technology development and support were 13.1%, 15.4%, and 13.3% in 2008, 2007 and 2006, respectively.

Capitalization of internally developed software products begins when technological feasibility of the product is established. Total technology development and support costs incurred internally and capitalized for the years ended March 31, 2008, 2007 and 2006 were as follows (in thousands):

                                                            Year Ended March 31,
                                                       ------------------------------
                                                         2008       2007       2006
                                                       --------   --------   --------
Technology development and support costs incurred      $113,693   $135,455   $117,124
Capitalized technology development and support costs    (12,561)   (21,384)   (20,266)
                                                       --------   --------   --------
Technology development and support costs reported      $101,132   $114,071   $ 96,858
                                                       ========   ========   ========

Before the capitalization of internally developed software products, total technology development and support expenditures decreased $21.8 million or 16.1%, to $113.7 million during 2008 from $135.5 million in 2007 and increased $18.4 million or 15.7% during 2007 from $117.1 million in 2006. The decrease in cost for 2008 was primarily attributable to lower compensation and benefit costs due to headcount reductions as a result of the restructuring program initiated during 2008 (see Note 7 of the Notes to Consolidated Financial Statements, included in Item 8 of this report). The increase in costs for

2007 was primarily due to higher compensation and benefit costs resulting from increased employee headcount, primarily programming personnel, in order to meet new product initiatives.

Sales and marketing costs consist primarily of personnel related costs associated with product sales and sales support and marketing for all our product offerings. Sales and marketing costs decreased $13.9 million or 4.9% during 2008 to $267.8 million from $281.7 million in 2007 and decreased $6.5 million or 2.2% during 2007 from $288.2 million in 2006. As a percentage of product revenue, sales and marketing costs were 34.6%, 38.0%, and 39.5% in 2008, 2007 and 2006, respectively. The decrease in costs for 2008 was primarily attributable to lower compensation, benefit and travel expenses due to headcount reductions as a result of the sales reorganization undertaken as part of the Company's restructuring efforts in 2008 (see Note 7 of the Notes to Consolidated Financial Statements, included in Item 8 of this report) and lower costs associated with marketing and promotional programs, partially offset by higher bonus and commission expense primarily resulting from the growth in distributed sales compared to the prior year. The decrease in costs for 2007 was primarily attributable to lower bonus and commission costs in 2007 due to the decline in mainframe license revenue, partially offset by an increase in stock option expense related to the adoption of SFAS 123(R) effective April 1, 2006.

PROFESSIONAL SERVICES SEGMENT

Financial information for the professional services segment is as follows (in thousands):

                                                 Year Ended March 31, *
                                             ------------------------------
                                               2008       2007       2006
                                             --------   --------   --------
Revenue                                      $418,559   $442,082   $456,645
Expenses                                      374,626    384,189    391,995
                                             --------   --------   --------
Professional services segment contribution   $ 43,933   $ 57,893   $ 64,650
                                             ========   ========   ========

* The professional services and the application services segments are combined on the consolidated statement of operations, included in Item 8 of this report.

During 2008, the professional services segment generated a contribution margin of 10.5%, compared to 13.1% and 14.2% during 2007 and 2006, respectively. The decrease in contribution margin for 2008 compared to 2007 was due to a disproportionate percentage decline in revenue compared to costs. The percentage decline in revenue exceeded the percentage decline in costs due to annual salary increases and higher costs associated with certain fixed price projects partially offsetting the reductions in compensation costs associated with headcount reductions in 2008. The decrease in contribution margin for 2007 compared to 2006 was primarily due to an increase in subcontractor costs within our European operations related to projects that require specialized skill sets.

PROFESSIONAL SERVICES SEGMENT REVENUE

We offer a broad range of IT services to help businesses make the most of their IT assets. Some of these services include outsourcing and co-sourcing, application management, product solutions, project management, enterprise resource planning and customer relationship management services. Revenue from professional services decreased $23.6 million or 5.3% during 2008 to $418.5 million from $442.1 million in 2007 and decreased $14.5 million or 3.2% during 2007 from $456.6 million in 2006. The decreases in revenue for 2008 and 2007 were primarily due to a general slow down in customer spending on certain IT programs and on staff supplementation services within our U.S. operations. Fluctuations in foreign currencies positively impacted professional services segment revenue by $6.6 million in 2008 compared to 2007 and by $4.1 million in 2007 compared to 2006.

During fiscal 2008, we consummated an agreement whereby over 160 of our professional services staff will be transitioned from Compuware employees to become direct employees of a customer in fiscal 2009. Annualized revenue loss associated with this transition is approximately $14 million.

Professional services segment revenue by geographic location is presented in the table below (in thousands):

                                                   Year Ended March 31,
                                              ------------------------------
                                                2008       2007       2006
                                              --------   --------   --------
United States                                 $342,519   $371,448   $388,220
Europe and Africa                               68,170     65,050     62,850
Other international operations                   7,870      5,584      5,575
                                              --------   --------   --------
Total professional services segment revenue   $418,559   $442,082   $456,645
                                              ========   ========   ========

PROFESSIONAL SERVICES SEGMENT EXPENSES

Cost of professional services consists primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Cost of professional services decreased $9.6 million or 2.5% during 2008 to $374.6 million from $384.2 million in 2007 and decreased $7.8 million or 2.0% during 2007 from $392.0 million in 2006. The decreases in cost for 2008 and 2007 were primarily attributable to lower compensation and benefit costs due to a reduction in employee headcount as management continues to align headcount with customer demand for our services. The decrease in 2007 was partially offset by an increase in subcontractor expense as specialized skill sets were needed for certain projects within our European operations.

APPLICATION SERVICES SEGMENT

Our application services, which are marketed under the brand name "Covisint", use B2B applications to integrate vital business information and processes between partners, customers and vendors.

Financial information for the application services segment is as follows (in thousands):

                                               Year Ended March 31, *
                                            ---------------------------
                                              2008      2007     2006
                                            -------   -------   -------
Revenue                                     $37,172   $29,914   $18,470
Expenses                                     39,295    36,540    25,490
                                            -------   -------   -------
Application services segment contribution   $(2,123)  $(6,626)  $(7,020)
                                            =======   =======   =======

* The professional services and the application services segments are combined on the consolidated statement of operations included in Item 8 of this report.

During 2008, the application services segment generated a negative contribution margin of 5.7%, compared to a negative contribution margin of 22.2% and 38.0% during 2007 and 2006, respectively. The improvement in 2008 was a result of revenue growth, primarily within the healthcare sector, exceeding the increases in personnel costs incurred to support our business expansion. The improvement in 2007 resulted from revenue growth within the automotive and healthcare industry partially offset by cost increases as we expanded into the healthcare market primarily through the acquisition of ProviderLink Technologies in March 2006 (see Note 2 of the Notes to Consolidated Financial Statements, included in
Item 8 of this report).

APPLICATION SERVICES SEGMENT REVENUE

Revenue from application services increased $7.3 million or 24.3% during 2008 to $37.2 million from $29.9 million in 2007 and increased $11.4 million or 62.0% during 2007 from $18.5 million in 2006. The increase in revenue for 2008 was primarily a result of Covisint expanding its presence within the healthcare industry. The increase in revenue for 2007 resulted from our continued growth within the automotive industry and our expansion into the healthcare industry.

Application services segment revenue by geographic location is presented in the table below (in thousands):

                                                 Year Ended March 31,
                                             ---------------------------
                                               2008      2007      2006
                                             -------   -------   -------
United States                                $32,447   $25,317   $17,418
Europe and Africa                              2,833     2,427       327
Other international operations                 1,892     2,170       725
                                             -------   -------   -------
Total application services segment revenue   $37,172   $29,914   $18,470
                                             =======   =======   =======

APPLICATION SERVICES SEGMENT EXPENSES

Cost of application services consists primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Cost of application services increased $2.8 million or 7.5% during 2008 to $39.3 million from $36.5 million in 2007 and increased $11.0 million or 43.4% during 2007 from $25.5 million in 2006. The increases in cost during 2008 and 2007 were primarily due to higher compensation and benefit costs due to increases in employee headcount in order to support the expansion or addition of client contracts entered into during these fiscal years.

CORPORATE AND OTHER EXPENSES

Administrative and general expenses consist primarily of costs associated with the corporate executive, finance, human resources, administrative, legal, communications and investor relations departments. In addition, administrative and general expenses include all facility-related costs, such as rent, building depreciation, maintenance and utilities, associated with worldwide sales, professional services and software development offices. Administrative and general expenses decreased $11.1 million or 5.7% during 2008 to $182.5 million from $193.6 million in 2007 and increased $3.1 million or 1.6% during 2007 from $190.5 million in 2006.

The decrease in cost for 2008 was primarily attributable to a $5.0 million decrease in charitable contributions and a $3.5 million decrease in travel expense resulting from the termination of the corporate jet lease in April 2007. The remaining decrease in cost was primarily due to lower third party recruiting fees and consulting fees in 2008 compared to 2007.

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

Other income, net ("other income") consists primarily of interest income realized from investments, interest earned on deferred customer receivables, the portion of the IBM settlement commitment not utilized through sale of products and income/losses generated from our investments in partially owned companies. Other income decreased $24.8 million or 41.0% during 2008 to $35.5 million from $60.3 million in 2007 and increased $16.2 million or 36.7% during 2007 from $44.1 million in 2006.

The decrease in income for 2008 was a result of the following:

     - Decrease of $19.5 million in interest income primarily attributable to a decline in investment interest income resulting from a lower average cash equivalent and investment balance during 2008 compared to 2007 as we continue to use funds to repurchase our common shares.

     - Decrease of $11.3 million related to the 2007 gain on sale associated with the sale of ForeSee Results, Inc. (see Note 5 to the Consolidated Financial Statements, included in Item 8 of this report).

These decreases in income for 2008 were partially offset by an increase of $5.6 million associated with the IBM settlement. The portion of the IBM settlement commitment that does not get utilized through sale of products is recorded to other income (for additional information on the IBM settlement, see Note 14 of the Notes to Consolidated Financial Statements, included in Item 8 of this report).

The increase in income for 2007 was a result of the following:

     - Increase of $11.3 million recorded for the gain on sale of our equity interest in ForeSee.

     - Increase of $5.2 million in interest income primarily resulting from higher interest rates earned on investments, partially offset by a lower average balance.

     - Increase of $1.1 million in income generated from our investments in partially owned companies.

These increases in income for 2007 were partially offset by a $1.5 million decrease in interest earned on deferred customer receivables resulting from a decline in our non-current accounts receivable balance.

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax provision was $46.0 million, $35.0 million and $48.5 million, respectively, in 2008, 2007 and 2006 representing an effective tax rate of 25%, 18%, and 25%.

The increase in the effective tax rate for 2008 compared to 2007 was primarily a result of recording an income tax benefit of $26.6 million during the fourth quarter of 2007 related to the settlement of prior year tax matters with the Internal Revenue Service ("IRS"). The benefit consisted of the following: (1) settlement of special deductions associated with foreign sales commissions under the former foreign sales corporation rules and the extraterritorial income exclusion rules of $8.7 million; (2) settlement of credits afforded to U.S. based taxpayers that generate income from sales to foreign customers of $10.2 million; (3) settlement of the proper character and timing of certain deductions of $3.3 million; (4) the remaining items consist primarily of interest income and reductions in state taxes totaling $4.4 million.

This was offset by $15.0 million of income tax benefits recorded during 2008 relating to the recognition of a deferred tax asset for Brownfield Redevelopment credits which are available to offset Michigan Business Tax ("MBT") liabilities through fiscal 2022 (see Note 12 of the Notes to Consolidated Financial Statements, included in Item 8 of this report).

The decrease in the effective tax rate for 2007 compared to 2006 was primarily a result of recording the income tax benefit of $26.6 million during the fourth quarter of 2007 which is discussed above. This was offset by a decrease in our valuation allowances of $12.4 million during 2006 as it became apparent in 2006 that our U.S. foreign tax credit carryforwards were more likely than not to be realized. We also recorded income tax benefits of $11.1 million during fiscal 2006 related to the settlement of prior year tax matters with the IRS as we concluded two separate Competent Authority proceedings resulting in a reduction to our income tax provision (approximately $5.8 million) and reached settlement on taxes associated with our domestic operations, most notably the U.S. Research and Experimentation tax credit.

For additional information regarding the difference between our effective tax rate and the statutory rate for fiscal 2008, 2007 and 2006 see Note 12 of the Notes to Consolidated Financial Statements, included in Item 8 of this report.

RESTRUCTURING CHARGE

2008 Restructuring Initiative

During fiscal 2008, we undertook various restructuring initiatives to improve the effectiveness and efficiency of a number of our critical business processes, primarily within the products segment. These initiatives included the realignment and centralization of certain product development activities leading to the full or partial closing of certain development labs and termination of approximately 325 employees, primarily programming personnel. We also terminated approximately 200 employees from various other functions of the organization, primarily within sales and marketing. These activities resulted in a restructuring charge of $42.6 million for fiscal 2008. Our restructuring and other actions are expected to reduce costs by approximately $100 million on an annualized basis before taking into consideration any increased expenditures we may incur related to our Compuware 2.0 initiative (see Item 1. Business of this report for more details related to Compuware 2.0).

Substantially all costs related to the fiscal 2008 restructuring initiatives have been expensed as of March 31, 2008. We continue to review the impact of these actions and will, based on future results of operations, determine if additional actions are needed. The total amount of any potential future charges for such actions will depend upon the nature, timing and extent of those actions.

2002 Restructuring Initiative

In the fourth quarter of 2002, we adopted a restructuring plan to reorganize our operating divisions, primarily the professional services segment. These changes were designed to increase profitability by better aligning cost structures with current market conditions.

See Note 7 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, for changes in the restructuring accrual for 2006, 2007 and 2008.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 1 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, contains a summary of our significant accounting policies.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on facts and circumstances existing at March 31, 2008. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain.

Product Revenue Recognition - We recognize product revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. We evaluate collectibility based on past customer history, external credit ratings and payment terms within various customer agreements. Future events or inaccuracies in reported credit data that result in a change to collectibility expectations could have a negative effect on our operating results.

Based on our interpretation of U.S. GAAP including Statement of Position 97-2 "Software Revenue Recognition" and 98-9 "Modifications of SOP 97-2, 'Software Revenue Recognition,' With Respect to Certain Transactions", Securities and Exchange Commission Staff Accounting Bulletin 104 and Emerging Issues Task Force Issue 00-21 "Revenue Arrangements with Multiple Deliverables", we believe our revenue has been properly reported. New interpretations or pronouncements related to software revenue recognition policies could result in changes to our method of revenue recognition in the future.

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

For revenue arrangements where there is a lack of VSOE of fair value for any undelivered elements, license fee revenue is deferred and recognized upon delivery of those elements or when VSOE of fair value can be established. When maintenance or services are the only undelivered elements, the license fee revenue is recognized on a ratable basis over the longer of the maintenance term or over the period in which the services are expected to be performed. Such transactions include term licenses as we do not sell maintenance for term licenses separately and therefore cannot establish VSOE for the undelivered elements in these arrangements. These arrangements do not qualify for separate recognition of the software license fees, maintenance fees and as applicable, professional services fees under SOP 97-2 as amended. However, to comply with SEC Regulation S-X, Rule 5-03(b), which requires product, services and other categories of revenue to be displayed separately on the income statement, we separate the license fee, maintenance fee and professional services fee revenue based on its determination of fair value. We apply our VSOE of fair value for maintenance related to perpetual license transactions and stand alone services arrangements as a reasonable and consistent approximation of fair value to separate license fee, maintenance fee and professional services fee revenue for income statement classification purposes.

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

To recognize revenue for these multi-year transactions the contract price is allocated between maintenance revenue and license revenue. License revenue associated with perpetual license agreements is recognized when the customer commits unconditionally to the transaction, the software products and quantities are fixed, the software has been delivered to the customer and collection is reasonably assured. License revenue associated with term transactions is deferred and recognized over the term of the agreement. When the license portion is paid over a number of years, the license portion of the payment stream is discounted to its net present value. Interest income is recognized over the payment term. The maintenance revenue associated with all sales is deferred and is recognized over the applicable maintenance period.

Professional Services Fees - Professional services fees are generally based on hourly or daily rates; therefore, revenues from professional services are recognized in the period the services are performed, provided that collection of the related receivable is deemed probable. For development services rendered under fixed-price contracts, revenue is recognized using the percentage of completion method and if determined that costs will exceed revenue, the expected loss is recorded at the time the loss becomes apparent. Certain engagements involve a project to setup the customer's structure and provide on-going support for the project. Revenue associated with these projects is recognized over the service period as the customer derives value from the services, consistent with the proportional performance method. Unforeseen events that result in additional time or costs being required to complete such projects could affect the timing of revenue recognition for the balance of the project as well as services margins going forward, and could have a negative effect on our results of operations.

Allowance for Doubtful Accounts - The collectibility of accounts receivable is regularly evaluated and we believe our allowance for doubtful accounts is appropriate for the collection and credit risk associated with our accounts receivable balances. In evaluating the allowance, we consider historical loss experience, including the need to adjust for current conditions, and the aging of outstanding receivables. Larger accounts are reviewed on a detail basis, giving consideration to collection experience and any information on the financial viability of the customer. The allowance is reviewed and adjusted each quarter based on the best information available at the time. Unforeseen events which negatively affect the ability of our customers to meet their payment obligations would negatively impact our ability to collect outstanding amounts due from customers and may cause a material impact on our financial position and results of operations due to a change in the assumptions and judgment on which we base this estimate.

Capitalized Software - In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", the cost of purchased and internally developed software is capitalized and stated at the lower of unamortized cost or expected net realizable value. We compute annual amortization using the straight-line method over the remaining estimated economic life of the software product which is generally five years. Software is subject to rapid technological obsolescence and future product revenue estimates supporting the capitalized software cost can be negatively affected based upon competitive products and pricing. Such adverse developments could reduce the estimated net realizable value of our capitalized software and could result in impairment or a shorter estimated life. Such events would require us to take a charge in the period in which the event occurs or to increase the amortization expense in future periods and would have a negative effect on our results of operations. At a minimum, we review for impairments each balance sheet date.

Impairment of Goodwill and Other Intangible Assets - In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", we are required to assess the impairment of goodwill and other intangible assets annually, or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. We measure the fair value of goodwill and other intangible assets using an estimate of the related discounted cash flow and market comparable valuations, where appropriate.

In assessing the fair value of goodwill, the fair value of the reporting unit including the goodwill is compared to the carrying value of each reporting unit. The discounted cash flow approach uses significant assumptions, including projected future cash flows, the discount rate reflecting the risk inherent in future cash flows, and a terminal growth rate. If the carrying amount of the reporting unit exceeds its fair value, the goodwill associated with such reporting unit must be further evaluated for impairment. Under such evaluation, if the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, the impairment loss is recognized as an operating expense in an amount equal to that excess. Changes in any of these estimates and assumptions, and unknown future events or circumstances (e.g., economic conditions or technological developments), could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge.

Investments in Partially Owned Company - As discussed in Note 5 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, we have a minority investment in and advances to CareTech Solutions, Inc. ("CareTech"), a privately held company that provides information technology outsourcing to healthcare organizations. We regularly evaluate the financial condition of CareTech to assess potential impairment in the carrying value of our investments in and advances to this entity. We consider their current financial situation, including their ability to meet current cash requirements, expected future cash flows and any other information known to us in determining whether an impairment charge is appropriate. Unknown factors or unforeseen events that impair their ability to pay their obligations or to operate profitably could have an impact on our ability to recoup our investments in and outstanding advances to CareTech and could require us to expense all or a portion of the outstanding investments and advances in that period.

Deferred Tax Assets Valuation Allowance and Tax Liabilities - Income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management's best assessment of estimated future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations.

In July 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation ("FIN") 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective April 1, 2007.

We recognize tax liabilities in accordance with FIN 48 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

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

The fair value of stock options was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for 2008: risk-free interest rate - 4.15%, volatility factor - 59.34% and expected option life - 6.8 years (dividend yield is not a factor as we have never issued cash dividends and do not anticipate issuing cash dividends in the future). For SFAS 123(R) calculation purposes, the weighted average grant date fair value of option shares granted in 2008 was $6.07 per option share.

If we increased the assumptions for the risk-free interest rate and the volatility factor by 50 percent, the fair value of stock options granted in 2008 would increase 29 percent. If the Company decreased its assumptions for the risk-free interest rate and the volatility factor by 50 percent, the fair value of stock options granted in 2008 would decrease 43 percent.

Other - Other accounting policies, although not generally subject to the same level of estimation as those discussed above, are nonetheless important to an understanding of the financial statements. Many assets, liabilities, revenue and expenses require some degree of estimation or judgment in determining the appropriate accounting.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008 and 2007, cash and cash equivalents and investments totaled approximately $286.4 million and $439.1 million, respectively.

Fiscal 2008 compared to fiscal 2007

Net cash provided by operating activities:

Cash provided by operating activities during 2008 was $234.7 million, an increase of $30.0 million from 2007. The increase was due to lower payroll and vendor related disbursements of approximately $28.0 million primarily resulting from the net operating cost savings achieved through our 2008 restructuring initiatives (see Note 7 of the Notes to Consolidated Financial Statements, included in Item 8 of this report) and a reduction of $15.9 million in income tax payments in 2008 compared to 2007. The increase was partially offset by a decrease in investment interest income received during 2008 resulting from a lower average cash equivalent and investment balance in 2008 as we continue to use funds to repurchase our common shares.

The Consolidated Statements of Cash Flows included in item 8 of this report computes net cash from operating activities using the indirect cash flow method. Therefore non-cash adjustments and net changes in assets and liabilities (net of the effects of acquisitions and currency fluctuations) are adjusted from net income to derive net cash from operating activities.

Changes in accounts receivable and deferred revenue have typically had the largest impact on the reconciliation of net income to compute cash flows from operating activities as we allow for deferred payment terms on multi-year products contracts. The decrease in the net change of accounts receivable of $125.2 million and the increase in the net change of deferred revenue of $103.3 million from 2008 as compared to 2007 are primarily due to an increase in multi-year products deals.

Other significant changes in our reconciliation of net income to derive net cash from operating activities were as follows: (1) increase in the net change of accounts payable and accrued expenses of $45.6 million from 2008 as compared to 2007, primarily due to the reversal of the income tax reserve in fiscal 2007 related to the settlement of previous years open tax issues with the IRS and the increase in bonus and commission accruals; (2) the gain on sale of ForeSee Results, Inc. of $11.3 million that was realized in 2007 (the cash proceeds were included in our investing activities during 2007); and (3) impairment charges for property and equipment and capitalized software of $6.9 million recorded in 2008.

As of March 31, 2008, $7.5 million was accrued related to restructuring actions (see Note 7 of the Notes to Consolidated Financial Statements, included in Item 8 of this report). We continue to review the impact of these actions and will, based on future results of operations, determine if additional actions are needed. The total amount of any potential future charges for such actions will depend upon the nature, timing and extent of those actions.

We believe our existing cash resources and cash flow from operations will be sufficient to meet operating cash needs for the foreseeable future.

Net cash provided by investing activities:

Cash provided by investing activities during 2008 was $77.2 million, an increase of $23.4 million from 2007. The increase was primarily due to a $47.2 million decline in the amount of cash used to acquire businesses during 2008 compared to 2007 partially offset by $26.7 million of cash received in 2007 for the sale of our former headquarters building and the sale of our investment in ForeSee Results, Inc. (see Notes 2, 4 and 5 of the Notes to Consolidated Financial Statements, included in Item 8 of this report for more details).

We continue to evaluate business acquisition opportunities that fit our strategic plans.

Net cash used in financing activities:

Cash used in financing activities during 2008 was $369.7 million, a decrease of $248.0 million from 2007. The decrease was primarily due to a $235.8 million reduction in our repurchases of our common stock in 2008 compared to 2007 and an increase of $12.8 million in net proceeds from the exercise of employee stock options.

The Company has repurchased common stock under two plans, the "Discretionary Plan" and the "10b5-1 Plan". Under the Discretionary Plan, the Board of Directors has authorized the repurchase of up to $1.7 billion of our common stock since May 2003. Our purchases of stock under the Discretionary Plan may occur on the open market, through negotiated or block transactions based upon market and business conditions, subject to applicable legal limitations. During 2008, we repurchased 37.6 million shares of our common stock under the Discretionary Plan at an average price of $8.61 per share for a total of $324.1 million. As of March 31, 2008, approximately $729.4 million remains authorized for future purchases. We intend to continue repurchasing shares under the Discretionary Plan, funded primarily through our operating cash flow and, if needed, funds from our new credit facility. Our long-term goal is to reduce our outstanding common share count to approximately 200 million shares. We do not anticipate any significant changes in our approach to the repurchase program. The maximum amount of repurchase activity under the Discretionary Plan, excluding block purchases and negotiated transactions, continues to be limited on a daily basis to 25% of the average trading volume of our common stock for the previous four week period. In addition, no purchases are made during our self-imposed trading black-out periods in which the Company and our insiders are prohibited from trading in our common shares. Our standard quarterly black-out period commences fifteen days prior to the end of each quarter and terminates the day following the public release of our earnings.

Under the 10b5-1 Plan, the Board of Directors authorized the repurchase of up to a total of 50 million shares of our common stock, subject to price, volume and timing constraints set forth in the plan pursuant to Rule 10b5-1(c) of the Securities Exchange Act of 1934 through September 30, 2007. A broker selected by us had the authority to repurchase shares on our behalf under the terms and limitations specified in the plan without our discretion, allowing repurchase activity to continue at times when we might otherwise be prevented from repurchasing shares under insider trading laws or because of self-imposed trading black-out periods. During 2008, we repurchased 11.3 million shares for an aggregate $109.7 million and settled an additional $7.2 million of trades that occurred during the fourth quarter of 2007 under the 10b5-1 Plan. In August 2007 the 10b5-1 Plan was terminated.

On November 1, 2007, the Company entered into a new credit facility with Comerica Bank and other lenders to provide additional leverage for the Company. The new credit facility provides for a revolving line of credit in the amount of $150 million and expires on November 1, 2012. The new credit facility also permits us to increase the facility by $150 million, subject to receiving additional commitments from lenders and certain other conditions. The new facility also limits additional borrowing outside of the facility to $250 million. See Note 9 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, for a description of the material terms of the new credit facility.

The new credit facility replaces a $100 million revolving credit facility that matured on October 26, 2007. No borrowings have occurred under the new credit facility or the previous facility since inception.

Fiscal 2007 compared to fiscal 2006

Net cash provided by operating activities:

Cash provided by operating activities during 2007 was $204.7 million, a decrease of $25.0 million from 2006. The decrease was primarily a result of higher payroll related disbursements and higher disbursements to vendors of approximately $32.0 million partially offset by lower income tax payments of $7.0 million during 2007 as compared to 2006.

Significant changes in our reconciliation of net income to derive net cash from operating activities were as follows: (1) increase of $60.6 million in the change from income taxes primarily relates to the timing of when deductions can be claimed for tax purposes. In 2006, pursuant to an IRS examination, certain deductions for the Company and a prior acquisition became realized resulting in a $26.7 million increase to our income tax receivable. In 2007, the income tax receivable was reduced by approximately $22.0 million due primarily to the timing of when legal costs associated with the IBM litigation and settlement would be deductible. The remaining change was due to timing of income tax payments; (2) decrease of $39.8 million in the change in accounts payable and accrued expenses. The decline was primarily the result of the reversal of income tax reserves of $26.6 million; reductions in deferred rent, bonus and commission accruals of $6.6 million; the decline in accounts payable of $5.4 million and a decline in the restructuring accrual of $3.5 million; and (3) decrease of $14.0 million in the net change of prepaid expenses and other current assets due to the fiscal 2007 IBM unused commitment balance of $10.6 million not being received until 2008.

Net cash provided by investing activities:

Cash provided by investing activities during 2007 was $53.8 million, an increase of $62.2 million from 2006. The increase was primarily due to the $49.0 million net reduction in our investments. The proceeds were primarily used to fund the stock repurchase initiative. We also received $26.7 million in proceeds for the sale of our former headquarters building and of our investment in ForeSee Results, Inc. during 2007. The aforementioned increases in proceeds were partially offset by an additional $13.0 million used to fund business acquisitions and property and equipment investments in 2007 compared to 2006 (see Notes 2, 4 and 5 of the Notes to Consolidated Financial Statements, included in Item 8 of this report for more details).

Net cash used in financing activities:

Cash used in financing activities during 2007 was $617.8 million, an increase of $516.2 million from 2006. The increase was primarily due to $552.8 million of additional spending to repurchase our common stock in 2007 compared to 2006 partially offset by an increase of $40.8 million in net proceeds from the exercise of employee stock options.

During 2007, we repurchased 64.3 million shares of our common stock under the Discretionary Plan at an average price of $8.11 per share for a total of $521.5 million.

During 2007, we repurchased 18.0 million shares of our common stock under the 10b5-1 Plan for an aggregate $162.4 million (including $7.2 million of 2007 trades that were settled in 2008).

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). This Statement will be adopted for fiscal 2009 and will not have a material effect on our financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133". This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact this Statement will have on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51". This Statement clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of equity. This Statement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact this Statement will have on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations", which replaces Statement of Financial Accounting Standards No. 141, "Business Combinations". This Statement requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies, to be measured at their fair value as of the date of acquisition. This Statement also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. This Statement is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009. Its effects on future periods will depend on the nature and significance of any acquisitions subject to this Statement.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115," which permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. This Statement will be adopted in fiscal 2009 and will not have a material effect on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value within United States generally accepted accounting principles and expands disclosures about fair value measurements. Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB deferred the effective date of SFAS No. 157, until the beginning of our 2010 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. We will be adopting SFAS No. 157 for financial assets and liabilities at the beginning of fiscal 2009 and our adoption is not expected to have a material impact on our financial statements. The adoption of SFAS No. 157 for nonfinancial assets and liabilities in fiscal 2010 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained on its merits if audited and challenged. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. In fiscal 2008, we adopted FIN 48 and recorded a $1.4 million increase in the liability for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment to retained earnings.

Contractual Obligations

The following table summarizes our payments under contractual obligations and our other commercial commitments as of March 31, 2008 (in thousands):

                                           Payment Due by Period as of March 31,
                           ---------------------------------------------------------------------
                                                                                       2014 and
                             Total      2009      2010      2011     2012     2013    Thereafter
                           --------   -------   -------   -------   ------   ------   ----------
Contractual obligations:
   Operating leases        $288,379   $30,946   $18,320   $10,818   $5,403   $3,441    $219,451
   Other                      8,063     3,213     2,550       450      450      450         950
                           --------   -------   -------   -------   ------   ------    --------
   Total                   $296,442   $34,159   $20,870   $11,268   $5,853   $3,891    $220,401
                           ========   =======   =======   =======   ======   ======    ========

"Other" includes commitments under various advertising and charitable contribution agreements totaling $6.9 million and $1.2 million, respectively, at March 31, 2008. There are no long term debt obligations, capital lease obligations or purchase obligations.

We anticipate settlement of $12.0 million with certain taxing authorities of which $5.3 million is expected to be settled in the upcoming twelve months (as discussed in Note 12 to the Condensed Consolidated Financial Statements). We are not able to reasonably estimate in which future periods the remaining amount of $6.7 million will ultimately be settled. These settlements are not included in the contractual obligations table above.

Off-Balance Sheet Arrangements

We currently do not have any off balance sheet or non-consolidated special purpose entity arrangements as defined by the applicable SEC rules.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. We believe that we take the necessary steps to manage the potential impact of interest rate and foreign exchange exposures on our financial position and operating performance. We do not use derivative financial instruments or forward foreign exchange contracts for investment, speculative or trading purposes. Immediate changes in interest rates and foreign currency rates discussed in the following paragraphs are hypothetical rate scenarios used to calibrate risk and do not currently represent management's view of future market developments. A discussion of our accounting policies for derivative instruments is included in Note 1 of the Notes to Consolidated Financial Statements, included in Item 8 of this report.

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

The table below provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates (in thousands, except interest rate):

                                              Year Ended      Fair Value at
                                            March 31, 2009   March 31, 2008
                                            --------------   --------------
Cash Equivalents                               $215,943         $215,943
   Average Interest Rate                           2.62%
   Average Interest Rate (tax equivalent)          2.67%
Investments                                    $ 70,474         $ 70,758
   Average Interest Rate                           3.50%
   Average Interest Rate (tax equivalent)          5.37%

We offer financing arrangements with installment payment terms in connection with our multi-year software sales. Installment accounts are generally receivable over a two to five year period. As of March 31, 2008, non-current accounts receivable amounted to $244.4 million, of which approximately $153.1 million, $66.5 million, $23.5 million, $1.2 million and $62,000 are due in fiscal 2010 through 2014, respectively. The fair value of non-current accounts receivable is estimated by discounting the future cash flows using the current rate at which the Company would finance a similar transaction. At March 31, 2008, the fair value of such receivables is approximately $239.7 million. Each 100 basis point increase in interest rates would have an associated $1.7 million and $1.2 million negative impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2008 and 2007, respectively. Each 100 basis point decrease in interest rates would have an associated $2.7 million and $1.3 million positive impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2008 and 2007, respectively. A change in interest rates will have no impact on cash flows or net income associated with non-current accounts receivable.

FOREIGN CURRENCY RISK

Approximately 37% of our revenue is derived from foreign sources. This exposes us to exchange rate risks on foreign currencies related to the fair value of foreign assets and liabilities, net income and cash flows.

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

We operate in certain countries in Latin America and Asia-Pacific where there are limited forward currency exchange markets. We also have non-U.S. subsidiaries with financial instruments that are not denominated in their reporting currency. At March 31, 2008, we performed a sensitivity analysis to assess the potential loss of a 10% positive or negative change in foreign currency exchange rates would have on our income from operations. Based upon the analysis performed, such a change would not materially affect our consolidated financial position, results of operations or cash flows.

The table below provides information about our foreign exchange forward contracts at March 31, 2008. The table presents the value of the contracts in U.S. dollars at the contract maturity date and the fair value of the contracts at March 31, 2008 (dollars in thousands):

                        Contract   Maturity                 Forward           Fair
                         date in    date in   Contract    Position in       Value at
                          2008       2008       Rate     U.S. Dollars   March 31, 2008
                        --------   --------   --------   ------------   -------------
Forward Sales
   Pounds Sterling      March 31   April 30     0.5057      $ 1,127        $ 1,131
   Japanese Yen         March 31   April 30    99.8170        2,725          2,728
   South African Rand   March 31   April 30     8.2475        2,328          2,365
                                                            -------        -------
                                                              6,180          6,224
                                                            =======        =======
Forward Purchases
   Australian Dollar    March 31   April 30     1.1003       13,633         13,710
   Canadian Dollar      March 31   April 30     1.0212       11,457         11,396
   Euro Dollar          March 31   April 30     0.6338       22,184         22,198
   Hong Kong Dollar     March 31   April 30     7.7700        7,079          7,067
   Singapore Dollar     March 31   April 30     1.3739        1,456          1,453
   Swedish Kroner       March 31   April 30     5.9279          827            825
                                                            -------        -------
                                                            $56,636        $56,649
                                                            =======        =======

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Compuware Corporation Detroit, Michigan

We have audited the accompanying consolidated balance sheets of Compuware Corporation and subsidiaries (the "Company") as of March 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Compuware Corporation and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2006 the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and effective April 1, 2007 the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.


/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
May 28, 2008

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND 2007
(IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                         NOTES      2008         2007
------                                         -----   ----------   ----------
CURRENT ASSETS:
   Cash and cash equivalents                           $  215,943   $  260,681
   Investments                                     3       70,474      107,062
   Accounts receivable, net                               535,094      420,774
   Deferred tax asset, net                        12       44,374       33,392
   Income taxes refundable, net                             3,746       58,266
   Prepaid expenses and other current assets               49,285       41,019
                                                       ----------   ----------
      Total current assets                                918,916      921,194
                                                       ----------   ----------
INVESTMENTS                                        3                    71,391
                                                                    ----------
PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                 2,4      365,691      385,227
                                                       ----------   ----------
CAPITALIZED SOFTWARE, LESS ACCUMULATED
   AMORTIZATION                                  2,8       61,653       72,276
                                                       ----------   ----------
OTHER:
   Accounts receivable                                    244,388      172,255
   Goodwill                                      2,8      356,267      353,682
   Deferred tax asset, net                        12       35,851       15,987
   Other assets                                  5,8       35,791       37,400
                                                       ----------   ----------
      Total other assets                                  672,297      579,324
                                                       ----------   ----------
TOTAL ASSETS                                           $2,018,557   $2,029,412
                                                       ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY           NOTES      2008         2007
------------------------------------           -----   ----------   ----------
CURRENT LIABILITIES:
   Accounts payable                                    $   18,772   $   27,713
   Accrued expenses                                7      105,152      111,206
   Accrued bonuses and commissions                         43,116       30,764
   Income taxes payable, net                                4,976
   Deferred revenue                                       472,864      359,688
                                                       ----------   ----------
      Total current liabilities                           644,880      529,371
DEFERRED REVENUE                                          399,548      321,881
ACCRUED EXPENSES                                   7       19,513       11,346
DEFERRED TAX LIABILITY, NET                       12       27,585       34,666
                                                       ----------   ----------
      Total liabilities                                 1,091,526      897,264
                                                       ----------   ----------
COMMITMENTS AND CONTINGENCIES                     14
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value -
      authorized 5,000,000 shares                 10
   Common stock, $.01 par value - authorized
      1,600,000,000 shares; issued and
      outstanding 261,638,483 and
      303,031,787 shares in 2008 and 2007,
      respectively                             10,15        2,616        3,030
   Additional paid-in capital                             643,544      673,660
   Retained earnings                                      261,754      444,159
   Accumulated other comprehensive income                  19,117       11,299
                                                       ----------   ----------
      Total shareholders' equity                          927,031    1,132,148
                                                       ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $2,018,557   $2,029,412
                                                       ==========   ==========

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2008, 2007 AND 2006
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               NOTES      2008         2007         2006
                                               -----   ----------   ----------   ----------
REVENUES:
   Software license fees                               $  297,506   $  283,412   $  296,650
   Maintenance fees                                       476,374      457,594      433,596
   Professional services fees                             455,731      471,996      475,115
                                                       ----------   ----------   ----------
      Total revenues                                    1,229,611    1,213,002    1,205,361
                                                       ----------   ----------   ----------
OPERATING EXPENSES:
   Cost of software license fees                           30,475       28,581       23,262
   Cost of maintenance fees                                46,300       41,533       41,687
   Cost of professional services                          413,921      420,729      417,485
   Technology development and support                     101,132      114,071       96,858
   Sales and marketing                                    267,800      281,730      288,162
   Administrative and general                             182,488      193,578      190,538
   Restructuring costs                            7        42,645
                                                       ----------   ----------   ----------
      Total operating expenses                          1,084,761    1,080,222    1,057,992
                                                       ----------   ----------   ----------
INCOME FROM OPERATIONS                                    144,850      132,780      147,369
                                                       ----------   ----------   ----------
OTHER INCOME (EXPENSE)
   Interest income                                         19,910       39,427       35,705
   Settlement                                    14        16,160       10,598       10,603
   Gain on sale of investment in partially
      owned company                               5                     11,250
   Other                                          5          (528)        (998)      (2,217)
                                                       ----------   ----------   ----------
      Other income, net                                    35,542       60,277       44,091
                                                       ----------   ----------   ----------
INCOME BEFORE INCOME TAXES                                180,392      193,057      191,460
INCOME TAX PROVISION                             12        45,998       34,965       48,500
                                                       ----------   ----------   ----------
NET INCOME                                             $  134,394   $  158,092   $  142,960
                                                       ==========   ==========   ==========
Basic and diluted earnings per share             11    $     0.47   $     0.45   $     0.37
                                                       ==========   ==========   ==========

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2008, 2007 AND 2006
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        Accumulated
                                           Common Stock       Additional                   Other           Total
                                       --------------------     Paid-In     Retained   Comprehensive   Shareholders'   Comprehensive
                                          Shares     Amount     Capital     Earnings      Income           Equity          Income
                                       -----------   ------   ----------   ---------   -------------   -------------   -------------
BALANCE AT APRIL 1, 2005               388,403,454   $3,884   $ 744,747    $ 757,597      $ 9,927       $1,516,155
   Net income                                                                142,960                       142,960       $142,960
   Unrealized loss on marketable
      securities, net of tax                                                                  (71)             (71)           (71)
   Foreign currency translation, net
      of tax                                                                               (3,337)          (3,337)        (3,337)
                                                                                                                         --------
      Comprehensive income                                                                                               $139,552
                                                                                                                         ========
   Issuance of common stock and
      related tax benefit                1,368,967       14       9,463                                      9,477
   Repurchase of common stock          (14,941,279)    (149)    (29,214)     (94,641)                     (124,004)
   Acquisition tax benefits                                      20,783                                     20,783
   Exercise of employee stock
      options and related tax
      benefit (Note 15)                  3,072,657       30      17,369         (135)                       17,264
   Other                                                            272                                        272
                                       -----------   ------   ---------    ---------      -------       ----------
BALANCE AT MARCH 31, 2006              377,903,799    3,779     763,420      805,781        6,519        1,579,499
   Net income                                                                158,092                       158,092       $158,092
   Unrealized gain on marketable
      securities, net of tax                                                                   71               71             71
   Foreign currency translation, net
      of tax                                                                                4,709            4,709          4,709
                                                                                                                         --------
      Comprehensive income                                                                                               $162,872
                                                                                                                         ========
   Issuance of common stock and
      related tax benefit                  599,442        6       4,737                                      4,743
   Repurchase of common stock          (82,301,156)    (823)   (171,878)    (511,214)                     (683,915)
   Acquisition tax benefits                                       5,257                                      5,257
   Exercise of employee stock
      options and related tax
      benefit (Note 15)                  6,829,702       68      62,692       (8,500)                       54,260
   Stock option compensation                                      9,432                                      9,432
                                       -----------   ------   ---------    ---------      -------       ----------
BALANCE AT MARCH 31, 2007              303,031,787    3,030     673,660      444,159       11,299        1,132,148
   Net income                                                                134,394                       134,394       $134,394
   Foreign currency translation, net
      of tax                                                                                7,818            7,818          7,818
                                                                                                                         --------
      Comprehensive income                                                                                               $142,212
                                                                                                                         ========
   Issuance of common stock and
      related tax benefit                  476,765        5       4,044                                      4,049
   Repurchase of common stock          (48,961,919)    (490)   (117,910)    (315,430)                     (433,830)
   Acquisition tax benefits                                       5,090                                      5,090
   Exercise of employee stock
      options and related tax
      benefit (Note 15)                  7,091,850       71      67,107                                     67,178
   Stock option compensation                                     11,553                                     11,553
   Adjustment to initially adopt FIN
      48 (Note 1)                                                            (1,369)                        (1,369)
                                       -----------   ------   ---------    ---------      -------       ----------
BALANCE AT MARCH 31, 2008              261,638,483   $2,616   $ 643,544    $ 261,754      $19,117       $  927,031
                                       ===========   ======   =========    =========      =======       ==========

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2008, 2007 AND 2006
(IN THOUSANDS)

                                                                                  2008        2007        2006
                                                                               ---------   ---------   ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                                  $ 134,394   $ 158,092   $ 142,960
   Adjustments to reconcile net income to cash provided by
      operations:
      Depreciation and amortization                                               55,167      55,026      50,193
      Property and equipment impairment associated with restructuring              2,981
      Capitalized software impairment                                              3,873
      Gain on sale of investment in partially owned company                                  (11,250)
      Building impairment                                                                                  6,702
      Issuance of common stock to Employee Stock Ownership Trust                                 200
      Acquisition tax benefits                                                     5,090       5,257      20,783
      Stock option compensation                                                   11,553       9,432
      Deferred income taxes                                                       (2,022)      6,953      23,057
      Other                                                                        1,474        (208)      6,274
      Net change in assets and liabilities, net of effects from
         acquisitions and currency fluctuations:
         Accounts receivable                                                     (64,019)     61,202      58,972
         Prepaid expenses and other current assets                                (7,120)    (13,857)        187
         Other assets                                                                640      (1,211)     (1,767)
         Accounts payable and accrued expenses                                      (837)    (46,483)     (6,722)
         Deferred revenue                                                         64,875     (38,448)    (30,366)
         Income taxes                                                             28,641      20,027     (40,548)
                                                                               ---------   ---------   ---------
                  Net cash provided by operating activities                      234,690     204,732     229,725
                                                                               ---------   ---------   ---------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Purchase of:
      Businesses, net of cash acquired                                            (4,649)    (51,818)    (42,896)
      Property and equipment                                                     (10,498)    (18,590)    (14,480)
      Capitalized software                                                       (14,359)    (21,457)    (20,894)
   Proceeds from sale of property                                                             15,466
   Proceeds from sale of investment in partially owned company                                11,250
   Investments:
      Proceeds                                                                   106,717     495,371     450,865
      Purchases                                                                             (376,387)   (380,922)
                                                                               ---------   ---------   ---------
                  Net cash provided by (used in) investing activities             77,211      53,835      (8,327)
                                                                               ---------   ---------   ---------
CASH FLOWS USED IN FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options including excess tax benefits      67,178      54,364      13,590
   Employee contribution to common stock purchase plans                            4,066       4,635       8,902
   Repurchase of common stock                                                   (440,988)   (676,757)   (124,004)
                                                                               ---------   ---------   ---------
                  Net cash used in financing activities                         (369,744)   (617,758)   (101,512)
                                                                               ---------   ---------   ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           13,105       7,810      (5,511)
                                                                               ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (44,738)   (351,381)    114,375
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   260,681     612,062     497,687
                                                                               ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $ 215,943   $ 260,681   $ 612,062
                                                                               =========   =========   =========

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2008, 2007 AND 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Compuware Corporation (the "Company" or "Compuware") develops, markets and supports systems software products designed to improve the performance of information technology ("IT") organizations. The Company's software products consist of six major families: Mainframe, Vantage, Changepoint, Quality, Uniface and DevPartner; all of which are primarily intended for use by IT organizations and IT service providers. In addition, the Company offers a broad range of professional services and application services. The Company's professional services provide customers with business systems analysis, design, communication, programming and implementation as well as software conversion and systems planning and consulting. The Company's application services, which are marketed under the brand name "Covisint", use business-to-business applications to integrate vital business information and processes between partners, customers and suppliers. The Company's products and services are offered worldwide across a broad spectrum of technologies, including mainframe and distributed platforms.

Basis of Presentation - The consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries after elimination of all intercompany balances and transactions. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders' equity and the disclosure of contingencies at March 31, 2008 and 2007 and the results of operations for the years ended March 31, 2008, 2007 and 2006. While management has based their assumptions and estimates on the facts and circumstances existing at March 31, 2008, final amounts may differ from estimates.

Revenue Recognition - The Company earns revenue from licensing software products, providing maintenance and support for those products and rendering professional services. The Company's revenue recognition policies are in accordance with U.S. GAAP, including Statements of Position 97-2 "Software Revenue Recognition" and 98-9 "Modification of SOP 97-2, 'Software Revenue Recognition,' With Respect to Certain Transactions", Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104 and Emerging Issues Task Force Issue 00-21 "Revenue Arrangements with Multiple Deliverables". Accordingly, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.

Software license fees - The Company's software license agreements provide its customers with a right to use its software perpetually (perpetual licenses) or during a defined term (term licenses).

Perpetual license fee revenue is recognized using the residual method, under which the fair value, based on vendor specific objective evidence ("VSOE"), of all undelivered elements of the agreement (i.e., maintenance and professional services) is deferred. VSOE is based on rates charged for maintenance and professional services when sold separately. The remaining portion of the fee is recognized as license fee revenue upon delivery of the products, provided that no significant obligations remain and collection of the related receivable is reasonably assured.

For revenue arrangements where there is a lack of VSOE of fair value for any undelivered elements, license fee revenue is deferred and recognized upon delivery of those elements or when VSOE of fair value can be established. When maintenance or services are the only undelivered elements, the license fee revenue is recognized on a ratable basis over the longer of the maintenance term or over the period in which the services are expected to be performed. Such transactions include term licenses as the Company does not sell maintenance for term licenses separately and therefore cannot establish VSOE for the undelivered elements in these arrangements. These arrangements do not qualify for separate recognition of the software license fees, maintenance fees and as applicable, professional services fees under SOP 97-2 as amended. However, to comply with SEC Regulation S-X, Rule 5-03(b), which requires product, services and other categories of revenue to be displayed separately on the income statement, the Company separates the license fee, maintenance fee and professional services fee revenue based on its determination of fair value. The Company applies its VSOE of fair value for maintenance related to perpetual license transactions and stand alone services arrangements as a reasonable and consistent approximation of fair value to separate license fee, maintenance fee and professional services fee revenue for income statement classification purposes.

The Company offers flexibility to customers purchasing licenses for its products and related maintenance. Terms of these transactions range from standard perpetual license sales that include one year of maintenance to large multi-year (generally two to five years), multi-product contracts. The Company allows deferred payment terms on multi-year contracts, with installments collectible over the term of the contract. Based on the Company's successful collection history for deferred payments, license fees (net of any finance fees) are generally recognized as discussed above. In certain transactions where it cannot be concluded that the fee is fixed or determinable due to the nature of the deferred payment terms, the Company recognizes revenue as payments become due. Financing fees are recognized as interest income over the term of the receivable and amounted to $3.4 million, $5.2 million and $6.7 million for fiscal 2008, 2007 and 2006, respectively.

At March 31, 2008, current accounts receivable includes installments on multi-year contracts totaling $245.6 million due in fiscal 2009. Non-current accounts receivable at March 31, 2008 amounted to $244.4 million, of which approximately $153.1 million, $66.5 million, $23.5 million, $1.2 million and $62,000 are due in fiscal 2010 through 2014, respectively.

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

Professional services fees - Professional services fees are generally based on hourly or daily rates. Revenues from professional services are recognized in the period the services are performed provided that collection of the related receivable is reasonably assured. For development services rendered under fixed-price contracts, revenue is recognized using the percentage of completion method and if determined that costs will exceed revenue, the expected loss is recorded at the time the loss becomes apparent. Certain professional services contracts include a project and on-going operations for the project. Revenue associated with these contracts is recognized over the service period as the customer derives value from the services, consistent with the proportional performance method.

Deferred revenue - Deferred revenue consists primarily of maintenance fees related to the remaining term of maintenance agreements in effect at those dates. Deferred license fees and services fees are also included in deferred revenue for those arrangements that are being recognized on a ratable basis. Commission costs associated with deferred revenue are also deferred. A portion of the Company's current deferred maintenance fees, amounting to $84.4 million, were incorrectly netted against current accounts receivable at March 31, 2007. Related amounts were properly reflected gross at March 31, 2008. The Company considered both the qualitative and quantitative effects of this inconsistency in presentation on the balance sheets and concluded that such change in presentation was not material. The effect of this inconsistency has been excluded from the net change in accounts receivable and deferred revenue in the Consolidated Statements of Cash Flows. Long term deferred revenue at March 31, 2008 amounted to $399.5 million, of which approximately $212.2 million, $123.1 million, $45.1 million, $18.7 million, $294,000 and $63,000 are expected to be recognized during fiscal 2010 through 2015, respectively.

Collection and remittance of taxes - the Company records the collection of taxes from customers and the remittance of these taxes to governmental authorities on a net basis in its consolidated statements of operations in accordance with Emerging Issues Task Force Issue No. 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement".

Cash and Cash Equivalents - The Company considers all investments with an original maturity of three months or less to be cash equivalents.

Investments at March 31, 2008 and 2007 consist of municipal obligations, U.S. Treasury securities and other obligations of U.S. government agencies. Those investments that mature within one year from the balance sheet date are classified as current assets. Net unrealized gains or losses associated with available-for-sale investments are recorded as a component of accumulated other comprehensive income. All other investments are classified as held-to-maturity and carried at amortized cost. The amortization of bond premiums and discounts is included in "interest income" in the consolidated statements of operations.

Allowance for Doubtful Accounts - The Company considers historical loss experience, including the need to adjust for current conditions, the aging of outstanding accounts receivable and information available related to specific customers when estimating the allowance for doubtful accounts. The allowance is reviewed and adjusted based on the Company's best estimates.

The following table summarizes the allowance for doubtful accounts and changes to the allowance during each of the years ended March 31, 2008, 2007 and 2006 (in thousands):

                                          Increase in allowance
                                         ----------------------      Accounts
                            Balance at   charged     resulting       charged      Balance at
Allowance for                beginning   against       from        against the      end of
doubtful accounts:           of period    income   acquisitions   allowance (1)     period
-------------------------   ----------   -------   ------------   -------------   ----------
Year ended March 31, 2008     $ 8,930     $1,412                     $(3,913)       $ 6,429
Year ended March 31, 2007      12,263      1,168        $15           (4,516)         8,930
Year ended March 31, 2006      18,084        162          9           (5,992)        12,263

(1)  Write-off of uncollectible accounts and product maintenance cancellations.

The decreases of $2.5 million from March 31, 2007 to March 31, 2008 and $3.3 million from March 31, 2006 to March 31, 2007 were primarily due to write-offs of customer accounts receivable balances that were reserved for in prior years and for which the inability to collect became certain during the respective fiscal years.

Property and Equipment is stated at cost or fair value for impaired assets. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, which are generally estimated to be 40 years for buildings and three to ten years for furniture and fixtures, computer equipment and software. Leasehold improvements are amortized over the term of the lease, or the estimated life of the improvement, whichever is less. Asset impairment charges are recorded for property and equipment when events and circumstances indicate that such assets may be impaired and the estimated future undiscounted cash flows are not sufficient to recover the carrying value of the asset. The impairment charge is the amount by which the present value of future cash flows is less than the carrying value of these assets.

Capitalized Software includes the costs of purchased and internally developed software products and is stated at the lower of unamortized cost or net realizable value in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Net purchased software included in capitalized software at March 31, 2008 and 2007 is $15.3 million and $20.9 million, respectively.

Capitalization of internally developed software products begins when technological feasibility of the product is established. Technology development and support includes primarily the costs of programming personnel associated with product development and support net of amounts capitalized. Total technology development and support costs incurred internally and capitalized by the Company for the years ended March 31, 2008, 2007 and 2006 were as follows (in thousands):

                                                            Year Ended March 31,
                                                       ------------------------------
                                                         2008       2007       2006
                                                       --------   --------   --------
Technology development and support costs incurred      $113,693   $135,455   $117,124
Capitalized technology development and support costs    (12,561)   (21,384)   (20,266)
                                                       --------   --------   --------
Technology development and support costs reported      $101,132   $114,071   $ 96,858
                                                       ========   ========   ========

The amortization for both internally developed and purchased software products is computed on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio of current gross revenues compared with the total of current and anticipated future revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Amortization begins when the product is available for general release to customers. The amortization period for capitalized software is generally five years. Capitalized software amortization amounted to $22.4 million, $22.4 million, and $18.2 million in fiscal 2008, 2007 and 2006, respectively, which is primarily included in "cost of software license fees" in the consolidated statements of operations.

Capitalized software is reviewed for impairment each balance sheet date or when events and circumstances indicate such asset may be impaired. Asset impairment charges are recorded when estimated future undiscounted cash flows are not sufficient to recover the carrying value of the capitalized software. The impairment charge is the amount by which the present value of future cash flows is less than the carrying value of these assets. During fiscal 2008, the Company recorded a capitalized software impairment charge of $3.9 million associated with certain DevPartner and OptimalJ products. See Note 8 to the consolidated financial statements for a further discussion of the impairment.

Goodwill and Other Intangible Assets - Goodwill for each reporting unit and those intangible assets with indefinite lives are tested for impairment annually and/or when events or circumstances indicate that their fair value may have been reduced below carrying value. The Company evaluated its goodwill and other intangible assets as of March 31, 2008 and 2007 and determined there was no impairment.

Fair Value of Financial Instruments - The carrying value of cash equivalents, current accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments. At March 31, 2008, the fair value of non-current receivables is approximately $239.7 million compared to the carrying amount of $244.4 million. At March 31, 2007, the fair value of non-current receivables was approximately $167.9 million compared to the carrying amount of $172.3 million. Fair value is estimated by discounting the future cash flows using the current rate at which the Company would finance a similar transaction.

Income Taxes - The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. These deferred tax assets are subject to periodic assessments as to recoverability and if it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recorded which would increase the provision for income taxes. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

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

Foreign Currency Transactions and Derivatives - Gains and losses from foreign currency transactions are included in the determination of net income. To partially offset the risk of future currency fluctuations on balances due to or from foreign subsidiaries, the Company enters into foreign exchange contracts to sell or buy currencies at specified rates on specific dates. Market value gains and losses on these contracts are recognized, offsetting foreign exchange gains or losses on foreign receivables or payables. The Company does not use foreign exchange contracts to hedge anticipated transactions. The net foreign currency transaction gain (loss) was $(5.0) million, $(5.9) million and $1.0 million for the years ended March 31, 2008, 2007 and 2006, respectively. These amounts are included in "administrative and general" in the consolidated statements of operations.

At March 31, 2008, the Company had contracts maturing through April 2008 to sell $6.2 million and purchase $56.6 million in foreign currencies. At March 31, 2007, the Company had contracts maturing through April 2007 to sell $1.4 million and purchase $48.1 million in foreign currencies.

Stock-Based Compensation - Effective April 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for fiscal 2008 and 2007 includes compensation expense for all stock-based compensation awards ("awards") granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock-based compensation expense for all awards granted after April 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of five years. See Note 15 to the consolidated financial statements for a further discussion on stock-based compensation including the impact on net income during the reported periods.

Earnings Per Share ("EPS") - Basic EPS is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding.

Business Segments - The Company's business segments are products, professional services and application services. The Company provides software products, professional services and application services that help information technology professionals of the world's largest IT organizations efficiently develop, implement and support the applications that run their businesses.

Recently Issued Accounting Pronouncements - In May 2008, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). This Statement will be adopted for fiscal 2009 and will not have a material effect on the Company's financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133". This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating the impact this Statement will have on the Company's financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations", which replaces Statement of Financial Accounting Standards No. 141, "Business Combinations". This Statement requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies, to be measured at their fair value as of the date of acquisition. This Statement also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. This Statement is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009. Its effects on future periods will depend on the nature and significance of any acquisitions subject to this Statement.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115," which permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. This Statement will be adopted in fiscal 2009 and will not have a material effect on the Company's financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value within United States generally accepted accounting principles and expands disclosures about fair value measurements. Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB deferred the effective date of SFAS No. 157, until the beginning of our 2010 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. The Company will be adopting SFAS No. 157 for financial assets and liabilities at the beginning of fiscal 2009 and the adoption is not expected to have a material impact on the Company's financial statements. The adoption of SFAS No. 157 for nonfinancial assets and liabilities in fiscal 2010 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained on its merits if audited and challenged. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. In fiscal 2008, the Company adopted FIN 48 and recorded a $1.4 million increase in the liability for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment to retained earnings.

2. ACQUISITIONS

Acquisitions are accounted for using the purchase method in accordance with SFAS No. 141, "Business Combinations" and, accordingly, the assets and liabilities acquired are recorded at fair value as of the acquisition date.

In February 2008, the Company acquired Hilgraeve, Inc. ("Hilgraeve"), a privately held company, for approximately $4.6 million in cash. Hilgraeve has developed an on-demand collaboration platform for lab and prescription data sharing that allows physician practices to rapidly connect to Covisint and securely share key patient information, reducing the cost and improving the quality of healthcare. The purchase price exceeded the fair value of the acquired assets and liabilities by $3.3 million, which was recorded to goodwill. Intangible assets subject to amortization totaled $1.5 million, of which $1.1 million and $260,000, respectively, related to purchased software and customer relationships, each with a useful life of five years. The remaining intangible asset, a non-compete agreement, has a useful life of two years.

In January 2007, the Company acquired Proxima Technology Group, Inc. ("Proxima") for approximately $37.3 million in cash. Proxima was a privately held provider of the Centauri product (renamed Vantage Service Manager) that complements our Vantage product line by giving customers the ability to manage service delivery from a business perspective. The purchase price exceeded the fair value of the acquired assets and liabilities by $19.9 million, which was recorded to goodwill. Intangible assets subject to amortization totaled $9.9 million, of which $6.2 million and $3.0 million related to purchased software and customer relationships, respectively, each with a useful life of five years. The remaining intangible assets subject to amortization have useful lives of up to two years.

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

In March 2006, the Company acquired ProviderLink Technologies ("ProviderLink"), a privately held company for approximately $12.0 million in cash. Providerlink allows Covisint to offer technology that improves efficiency in the sharing of healthcare information and records. The purchase price exceeded the fair value of the acquired assets and liabilities by $8.2 million which was recorded to goodwill. Intangible assets subject to amortization totaled $3.5 million, of which $1.7 million and $1.6 million related to purchased software and customer relationships, respectively, each with a useful life of five years. The remaining intangible assets subject to amortization have a useful life of two years.

In May 2005, the Company acquired Adlex, Inc. ("Adlex"), a privately owned software company whose technology complements the Vantage product line helping companies manage the quality of service that business critical applications deliver to end users, for approximately $36.0 million in cash. The purchase price exceeded the fair value of the acquired assets and liabilities by $25.4 million which was recorded to goodwill. Intangible assets subject to amortization totaled $5.4 million, of which $3.5 million and $1.5 million related to purchased software and customer relationships, respectively, each with a useful life of five years. The remaining intangible assets subject to amortization have a useful life of two years.

3. INVESTMENTS

A summary of securities at March 31, 2008 and 2007 is set forth below (in thousands):

                                                            Gross        Gross
                                              Amortized   Unrealized   Unrealized     Fair
                                                Cost        Gains        Losses       Value
                                              ---------   ----------   ----------   --------
March 31, 2008
Held-to-maturity securities:
   Municipal obligations                       $ 70,474      $284                   $ 70,758
                                               ========      ====                   ========
March 31, 2007
Held-to-maturity securities:
   Municipal obligations                       $167,617      $ 10        $   260    $167,367
   U.S. Treasury securities and obligations
      of U.S. government agencies                10,836         1                     10,837
                                               --------      ----        -------    --------
      Total held-to-maturity                   $178,453      $ 11        $   260    $178,204
                                               ========      ====        =======    ========

The securities at March 31, 2008 are scheduled to mature in fiscal 2009.

4. PROPERTY AND EQUIPMENT

Property and equipment, summarized by major classification, is as follows (in thousands):

                                         March 31,
                                    -------------------
                                      2008       2007
                                    --------   --------
Buildings and improvements          $370,924   $370,052
Leasehold improvements                24,135     24,493
Furniture and fixtures                78,317     77,575
Computer equipment and software       80,346     78,759
                                    --------   --------
                                     553,722    550,879
Less accumulated depreciation and
   amortization                      188,031    165,652
                                    --------   --------
Net property and equipment          $365,691   $385,227
                                    ========   ========

During fiscal 2008, the Company incurred a property and equipment impairment charge of $3.0 million resulting from the consolidation of certain development facilities associated with the 2008 restructuring plan. The impairment charge was included in "restructuring costs" in the consolidated results of operations (see Note 7 - Restructuring Charges for more details).

Buildings held for sale with net book values of $14.8 million were sold during fiscal 2007 for approximately $15.4 million. During fiscal 2006, an impairment charge of $6.7 million related to these buildings was included in "administrative and general" in the consolidated statements of operations.

Depreciation and amortization of property and equipment totaled $29.0 million, $28.4 million, and $29.3 million for the years ended March 31, 2008, 2007 and 2006, respectively.

5. INVESTMENTS IN PARTIALLY OWNED COMPANIES

At March 31, 2008, the Company held a 33.3% interest in CareTech Solutions, Inc. ("CareTech").

CareTech provides information technology outsourcing for healthcare organizations including data, voice, applications and data center operations. This investment is accounted for under the equity method.

At March 31, 2008 and 2007, the Company's carrying value of its investments in and advances to CareTech was $14.9 million and $16.4 million, respectively. Included in the net investment at March 31, 2008 and 2007, is a note receivable with a basis of $8.4 million and $10.4 million, respectively, and accounts receivable due from CareTech of $4.9 million and $4.8 million, respectively. The note is payable in quarterly installments through January 2012 and bears interest at 5.25%.

The Company reviewed CareTech's financial condition at March 31, 2008 and concluded that no impairment charge or valuation allowance related to its investment in CareTech was warranted. For the years ended March 31, 2008, 2007 and 2006, the Company recognized income of $417,000, $646,000 and $679,000, respectively, from its investment in CareTech.

On March 30, 2007, the Company sold its 49% interest in ForeSee Results, Inc. ("ForeSee") which was incorporated in October 2001 to provide online customer satisfaction management. The Company entered into a stock repurchase agreement whereby ForeSee purchased all of the common shares in ForeSee owned by the Company (4,410,000 common shares) for approximately $11.3 million in cash. The entire amount was recorded to "gain on sale of investment in partially owned company" in the consolidated statements of operations as the Company's equity investment in ForeSee was zero. As part of the transaction, a portion of the accrued interest on existing notes due the Company was paid, and the notes were modified to increase the interest rate to 10.25% and to extend the term of the notes so that $618,000 will become due (with interest) at March 30, 2009 and $5.6 million will become due (with interest) at March 30, 2012. The notes are subordinate in payment rights to certain third party financing obtained by ForeSee in connection with the transaction. As of March 31, 2008, the carrying value of the notes was $3.7 million.

Prior to the sale, the investment in ForeSee was accounted for under the equity method including consideration of EITF 98-13, "Accounting by an Equity Method Investor for Investee Losses When the Investor has Loans to and Investments in Other Securities of an Investee". For the years ended March 31, 2007 and 2006, the Company recognized income (loss) of $472,000 and $(638,000), respectively, from its investment in ForeSee in addition to the fiscal 2007 gain on the disposal of the common shares in ForeSee.

Professional services revenue for the years ended March 31, 2008, 2007 and 2006 included approximately $25.6 million, $24.9 million and $23.0 million, respectively, from services provided to CareTech customers on a subcontractor basis. Professional services revenue for the years ended March 31, 2007 and 2006 included approximately $334,000 and $698,000, respectively, from services provided to ForeSee.

6. RELATED PARTY TRANSACTIONS

The Company sells and purchases products and services to and from companies associated with certain officers or directors of the Company.

Peter Karmanos, Jr., Chairman of the Board, is a shareholder of Compuware Sports Corporation ("CSC"). CSC operates an amateur hockey program in Southeastern Michigan. On September 8, 1992, the Company entered into a Promotion Agreement with CSC to promote the Company's business. The promotion agreement automatically renews each year, unless terminated with 60 days prior notice by either party. Advertising costs related to this agreement were approximately $840,000 for each of the years ended March 31, 2008, 2007 and 2006. These costs are included in "sales and marketing" in the consolidated statements of operations.

Peter Karmanos, Jr. and a partner control the entities that own and/or manage various sports arenas. The Company entered into an advertising agreement with one arena to promote the Company's business, including the right to name the arena "Compuware Arena". The Company also rents suites and places advertising at the arenas. Total costs related to these agreements were approximately $420,000, $627,000 and $376,000 for the years ended March 31, 2008, 2007 and 2006, respectively. These costs are included in "sales and marketing" in the consolidated statements of operations.

7. RESTRUCTURING CHARGES

Fiscal 2008 Restructuring Plan

During fiscal 2008 the Company undertook various restructuring activities to improve the effectiveness and efficiency of a number of the Company's critical business processes within the products segment. These activities resulted in a restructuring charge of $42.6 million for fiscal 2008.

During the first half of fiscal 2008, the Company initiated a restructuring plan that realigned and centralized certain product development activities. Development activities were transitioned from Merrimack, New Hampshire; Amsterdam, The Netherlands; Sydney, Australia; Dublin, Ireland and Cambridge, Massachusetts to the Detroit headquarters facility and Application Vantage product development was transitioned from the San Diego, California facility to the Gdansk, Poland facility. The restructuring plan reduced the square footage required to operate existing facilities and resulted in the termination of approximately 325 employees, primarily programming personnel, and full or partial closing of the aforementioned facilities.

The Company also terminated approximately 200 employees during fiscal 2008 from various other functions of the organization, primarily sales and marketing. As part of this reorganization, senior sales management positions were eliminated and the distributed and mainframe sales teams were aligned under one management structure.

As a result of this reorganization, the Company entered into agreements with Henry (Hank) Jallos, its former President and Chief Operating Officer of Products, and Tom Costello, its former Senior Vice President of Human Resources.

Mr. Jallos' employment with the Company ended on July 10, 2007. His separation agreement stipulated that he receive his salary in effect on his retirement date ($600,000 per year) through June 30, 2009. Mr. Jallos received the first six months of salary on January 15, 2008 and going forward Mr. Jallos has or will receive his remaining salary paid in semi-monthly installments through June 30, 2009. Mr. Jallos will also receive bonuses earned under the Company's executive incentive plan for fiscal 2006 in the amount of $345,000, which was paid in April 2008, and for fiscal 2007 in the amount of $240,000, which is payable in April 2009. Unvested stock options held by Mr. Jallos will continue to vest and all options may be exercised by Mr. Jallos pursuant to the terms and conditions set forth in the applicable stock option agreements as if his employment with the Company continued. Mr. Jallos must refrain from making disparaging statements regarding the Company and its directors and employees, and will remain obligated through June 30, 2009 to continue to comply with the provisions of our standard employee agreement, which requires that he keep the Company's confidential information confidential and that he comply with the Company's employee code of conduct. Under the standard employee agreement, he will also be prohibited until June 30, 2010 from competing with the Company, soliciting the Company's clients and soliciting or recruiting the Company's employees. The Company recorded a charge of approximately $5.6 million during fiscal 2008 related to this matter, including a non-cash charge of $4.2 million related to the continued vesting of Mr. Jallos' outstanding stock options.

Mr. Costello resigned from his position as Senior Vice President of Human Resources on March 7, 2008. He agreed to provide services to the Company through March 31, 2012 in return for an annual salary of $50,000 and his Long-Term Incentive Cash Award that was earned in fiscal 2006 in the amount of $240,000, which will be paid in September 2008. In addition, all of the unvested stock options held by Mr. Costello will continue to vest and all options may be exercised by Mr. Costello pursuant to the terms and conditions set forth in the applicable stock option agreements as if his employment with the Company continued. The Company recorded a non-cash charge of approximately $448,000 during the fourth quarter of fiscal 2008 related to this matter.

Substantially all costs related to the fiscal 2008 restructuring initiatives have been expensed as of March 31, 2008. The Company continues to review the impact of these actions and will, based on future results of operations, determine if additional actions are needed. The total amount of any potential future charges for such actions will depend upon the nature, timing and extent of those actions.

Fiscal 2002 Restructuring Plan

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

Restructuring Summary

The following table summarizes the restructuring accrual and charges against the accrual during fiscal 2006, 2007 and 2008 (in thousands):

                                          Employee    Facilities Costs                 Total
                                        Termination   (Primarily Lease             Restructuring
                                          Benefits      Abandonments)     Other        Charge
                                        -----------   ----------------   -------   -------------
Accrual at April 1, 2005                 $     25         $10,793        $    10      $10,828
   Paid during fiscal 2006                    (21)         (2,529)                     (2,550)
   Adjustments during fiscal 2006 (1)          (4)         (2,314)           (10)      (2,328)
                                         --------         -------        -------      -------
Accrual at March 31, 2006                                   5,950                       5,950
   Paid during fiscal 2007                                 (1,748)                     (1,748)
   Adjustments during fiscal 2007 (1)                      (1,783)                     (1,783)
                                                          -------                     -------
Accrual at March 31, 2007                                   2,419                       2,419
   Expenses incurred during
      fiscal 2008                          33,295           8,199          1,151       42,645
   Paid during fiscal 2008                (25,881)         (2,921)        (1,066)     (29,868)
   Non-cash charges during
      fiscal 2008                          (4,759)         (2,981)                     (7,740)
                                         --------         -------        -------      -------
Accrual at March 31, 2008 (2)            $  2,655         $ 4,716        $    85      $ 7,456
                                         ========         =======        =======      =======

(1) During the year ended March 31, 2007 and 2006, the Company recorded a reduction of $1.8 million and $2.3 million, respectively, in the restructuring accrual primarily related to subleases of abandoned lease space in excess of what was originally anticipated. These adjustments were included in "administrative and general" in the consolidated statements of operations.

(2) As of March 31, 2008, $5.7 million of the restructuring accrual is recorded in current "accrued expenses" with the remaining balance of $1.8 million recorded in long-term "accrued expenses" in the consolidated balance sheets.

     The accruals for employee termination benefits at March 31, 2008 primarily represent the amounts to be paid to employees that have been terminated as a result of initiatives described above.

     The accruals for facilities costs at March 31, 2008 represent the remaining fair value of lease obligations for exited and demised locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2012. Projected sublease income is based on management's estimates, which are subject to change.

8. GOODWILL AND INTANGIBLE ASSETS

The components of the Company's intangible assets were as follows (in thousands):

                                                         March 31, 2008
                                          --------------------------------------------
                                          Gross Carrying    Accumulated   Net Carrying
                                              Amount       Amortization      Amount
                                          --------------   ------------   ------------
Unamortized intangible assets:
   Trademarks (1)                            $  5,984                        $ 5,984
                                             ========                        =======
Amortized intangible assets:
   Capitalized software (2)                  $341,127       $(279,474)       $61,653
   Customer relationship agreements (3)        14,270          (8,482)         5,788
   Non-compete agreements (3)                   2,948          (2,660)           288
   Other (4)                                    6,891          (6,396)           495
                                             --------       ---------        -------
Total amortized intangible assets            $365,236       $(297,012)       $68,224
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

(2) Amortization of capitalized software is primarily included in "cost of software license fees" in the consolidated statements of operations. Capitalized software is generally amortized over five years. During fiscal 2008, the Company recorded a capitalized software impairment charge of $3.9 million associated with certain of its DevPartner and OptimalJ products due to declining demand for these products.

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

Amortization expense of intangible assets for the years ended March 31, 2008, 2007 and 2006 was $26.1 million, $26.6 million, and $20.9 million, respectively. Estimated future amortization expense, based on identified intangible assets at March 31, 2008, is expected to be as follows (in thousands):

                                            Year Ended March 31,
                         ----------------------------------------------------------
                           2009      2010      2011     2012     2013    Thereafter
                         -------   -------   -------   ------   ------   ----------
Capitalized software     $21,773   $17,051   $12,732   $7,295   $2,679      $123
Customer relationships     2,870     1,366     1,002      507       43
Non-compete agreements       244        44
Other                        330       165
                         -------   -------   -------   ------   ------      ----
Total                    $25,217   $18,626   $13,734   $7,802   $2,722      $123
                         =======   =======   =======   ======   ======      ====

Changes in the carrying amounts of goodwill for the years ended March 31, 2008 and 2007 are as follows (in thousands):

Goodwill:

                                                    Professional   Application
                                         Products     Services       Services      Total
                                         --------   ------------   -----------   --------
Balance at April 1, 2006, net            $170,711     $141,172       $ 8,199     $320,082
Acquisitions                               34,087                                  34,087
Adjustments to previously recorded
   purchase price (1)                      (1,063)          68                       (995)
Effect of foreign currency translation         13          495                        508
                                         --------     --------       -------     --------
Balance at March 31, 2007, net            203,748      141,735         8,199      353,682
Acquisitions                                                           3,272        3,272
Adjustments to previously recorded
   purchase price (1)                      (1,270)          59                     (1,211)
Effect of foreign currency translation         24          500                        524
                                         --------     --------       -------     --------
Balance at March 31, 2008, net           $202,502     $142,294       $11,471     $356,267
                                         ========     ========       =======     ========

(1) The adjustment to goodwill in fiscal 2008 and 2007 primarily relates to pre-acquisition tax contingency adjustments.

9. DEBT

The Company has no long term debt.

On November 1, 2007, the Company entered into a new, unsecured revolving credit agreement (the "new credit facility") with Comerica Bank and other lenders. The new credit facility provides for a revolving line of credit in the amount of $150 million and expires on November 1, 2012. The credit facility also permits the Company to increase the revolving line of credit by up to $150 million subject to receiving additional commitments from lenders and certain other conditions and limits additional borrowing outside of the facility to $250 million.

The new credit facility contains various covenant requirements, including limitations on liens, investments, loans and advances, indebtedness, mergers, consolidations and acquisitions, asset sales, dividends and transactions with affiliates. The new credit facility is also subject to maximum total debt to EBITDA and minimum fixed charge coverage financial covenants. The Company is in compliance with the covenants under the new credit facility.

Any borrowings under the new credit facility bear interest at the greater of the prime rate or the Eurodollar rate plus the applicable margin (based on the level of maximum total debt to EBITDA ratio), at the Company's option. The Company will also pay a quarterly facility fee on the new credit facility based on the applicable margin grid. The Company has not borrowed under the new credit facility.

Previously, the Company held a $100 million revolving credit facility which matured on October 26, 2007. No borrowings occurred under this prior facility.

The Company incurs interest expense primarily related to the accrual for certain abandoned leases. Cash paid for interest totaled approximately $1.1 million, $1.9 million and $2.0 million for the years ended March 31, 2008, 2007 and 2006, respectively.

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

Stock Repurchase Plans - The Company's Board of Directors approved the repurchase of the Company's common stock under two plans, the "Discretionary Plan" and the "10b5-1 Plan" which was terminated in August 2007.

The Discretionary Plan authorizes management to regularly evaluate market conditions for an opportunity to repurchase common stock at its discretion within the parameters established by the Board. The authorizations and repurchases under this plan were as follows (in thousands):

                                   Common Shares        Balance Remaining
                              Acquired During Fiscal        for Future
     Date         Amount     ------------------------      Purchases at
  Authorized    Authorized    2006     2007     2008      March 31, 2008
-------------   ----------   ------   ------   ------   -----------------
May 2003         $125,000    14,941
April 2006        125,000             17,631
August 2006       300,000             36,169
December 2006     200,000             10,504   11,673
August 2007       200,000                      23,285
February 2008     750,000                       2,687        $729,433

The 10b5-1 Plan authorized management to repurchase up to 50.0 million shares of the Company's common stock subject to price, volume and timing restraints set forth in the plan pursuant to Rule 10b5-1(c) of the Securities Exchange Act of 1934. The 10b5-1 Plan allowed the repurchase of common stock at times when the Company might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company had the authority under the terms and limitations specified in the plan to repurchase shares on behalf of the Company. During fiscal 2008 (prior to the August 2007 termination date) and 2007, the Company repurchased 11.3 million and
18.0 million common shares, respectively, for an aggregate committed amount of $109.7 million and $162.4 million, respectively, under the 10b5-1 Plan ($7.2 million of the fiscal 2007 committed amount was paid in fiscal 2008).

11. EARNINGS PER COMMON SHARE

Earnings per common share data were computed as follows (in thousands, except for per share data):

                                                     Year Ended March 31,
                                                ------------------------------
                                                  2008       2007       2006
                                                --------   --------   --------
Basic earnings per share:
Numerator: Net income                           $134,394   $158,092   $142,960
                                                --------   --------   --------
Denominator:
   Weighted-average common shares outstanding    286,402    350,213    385,147
                                                --------   --------   --------
Basic earnings per share                        $   0.47   $   0.45   $   0.37
                                                ========   ========   ========
Diluted earnings per share:
Numerator: Net income                           $134,394   $158,092   $142,960
                                                --------   --------   --------
Denominator:
   Weighted-average common shares outstanding    286,402    350,213    385,147
   Dilutive effect of stock options                1,226        754      2,422
                                                --------   --------   --------
   Total shares                                  287,628    350,967    387,569
                                                --------   --------   --------
Diluted earnings per share                      $   0.47   $   0.45   $   0.37
                                                ========   ========   ========

During the years ended March 31, 2008, 2007 and 2006, stock options to purchase approximately 25,421,000, 33,608,000 and 38,231,000 shares, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

12. INCOME TAXES

Income before income taxes and the income tax provision include the following (in thousands):

                                                 Year Ended March 31,
                                            ------------------------------
                                              2008       2007       2006
                                            --------   --------   --------
Income before income taxes:
   U.S                                      $154,349   $172,819   $159,028
   Foreign                                    26,043     20,238     32,432
                                            --------   --------   --------
   Total income before income taxes         $180,392   $193,057   $191,460
                                            ========   ========   ========
Income tax provision
   Current:
      U.S. Federal                          $ 33,330   $ 16,967   $  8,117
      Foreign                                 19,118     11,265     14,934
      U.S. State                               2,829      2,434      2,055
                                            --------   --------   --------
   Total current tax provision                55,277     30,666     25,106
                                            --------   --------   --------
   Deferred:
      U.S. Federal                            19,005      6,165     22,763
      Foreign                                 (3,548)    (3,024)     1,540
      U.S. State                             (24,736)     1,158       (909)
                                            --------   --------   --------
   Total deferred tax provision (benefit)     (9,279)     4,299     23,394
                                            --------   --------   --------
   Total income tax provision               $ 45,998   $ 34,965   $ 48,500
                                            ========   ========   ========

The Company's income tax expense differed from the amount computed on pre-tax income at the U.S. federal income tax rate of 35% for the following reasons (in thousands):

                                                   Year Ended March 31,
                                              ------------------------------
                                                2008       2007       2006
                                              --------   --------   --------
Federal income tax at statutory rates         $ 63,137   $ 67,570   $ 67,011
Increase (decrease) in taxes:
   State income taxes, net                       1,718      2,215      1,326
   Export sales benefit                                    (2,954)    (3,088)
   Settlement of prior year tax matters (1)               (26,550)   (11,126)
   Taxes relating to foreign operations            891        992      6,948
   Tax credits (2)                             (21,507)    (5,060)    (4,698)
   Valuation allowance (3)                       2,859     (3,768)   (12,400)
   Other, net                                   (1,100)     2,520      4,527
                                              --------   --------   --------
Provision for income taxes                    $ 45,998   $ 34,965   $ 48,500
                                              ========   ========   ========

(1) During fiscal 2007, the Company reduced its income tax provision by $26.6 million for certain items related to settlements of prior year tax matters with the Internal Revenue Service ("IRS"). The benefit consisted of the following: (1) settlement of special deductions associated with foreign sales commissions under the former foreign sales corporation rules and the extraterritorial income exclusion rules of $8.7 million; (2) settlement of credits afforded to U.S. based taxpayers that generate income from sales to foreign customers of $10.2 million; (3) settlement of the proper character and timing of certain deductions of $3.3 million; (4) the remaining items consist primarily of interest income and reduction in state taxes totaling $4.4 million.

     During fiscal 2006, the Company reduced its income tax provision by $11.1 million for certain items related to settlements of prior year tax matters. The Company concluded two separate Competent Authority proceedings resulting in a reduction to the Company's income tax provision of approximately $5.8 million. The remainder of the reduction was due primarily to taxes related to domestic operations, most notably the U.S. Research and Experimentation tax credit.

(2)  On July 12, 2007, the State of Michigan enacted the Michigan Business Tax
     (MBT) as a replacement for the Single Business Tax (SBT), which expired at December 31, 2007. The MBT took effect on January 1, 2008 and is comprised of two components: an income tax and a modified gross receipts tax. The two components of the MBT are considered income taxes subject to the accounting provisions of FASB Statement No. 109, "Accounting for Income Taxes".

     As a result of the MBT enactment, the Company recorded an income tax benefit of approximately $15.0 million during fiscal 2008. This benefit related primarily to the recognition of a deferred tax asset for Brownfield Redevelopment credits that are available to offset MBT liabilities through the Company's fiscal year 2022. The Brownfield Redevelopment credits were previously available to reduce the Company's SBT liabilities. These credits were not historically recorded as a deferred tax asset since the Company did not account for the SBT as an income tax.

(3) During fiscal 2008, the Company assessed the ability to utilize its tax credits prior to expiration and recorded a valuation allowance of $2.9 million for the amount that did not meet the "more likely than not to be realized" standard.

     During fiscal 2007, the Company released a valuation allowance related to the potential expiration of capital loss carryforwards in the amount of $2.9 million as a result of the sale of the Company's investment in ForeSee. In addition, the Company recognized approximately $900,000 related to operating losses in Brazil, which the Company believed were more likely than not to be realized.

     During fiscal 2006, additional positive evidence became available to allow the Company to decrease its valuation allowance by $12.4 million. The decrease related almost entirely to U.S. foreign tax credit carryforwards that during the fourth quarter of fiscal 2006 became more likely than not to be realized.

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows (in thousands):

                                                     March 31,
                                                -------------------
                                                  2008       2007
                                                --------   --------
Deferred tax assets:
   Deferred revenue                             $ 20,883   $ 21,907
   Amortization of intangible assets              35,403     42,121
   Accrued expenses                               25,810     22,987
   Tax credit carryforwards                       28,918     20,025
   Net operating loss carryforwards               10,804     12,150
   Other                                          15,520     14,880
                                                --------   --------
                                                 137,338    134,070
   Less valuation allowance                        2,859      4,029
                                                --------   --------
      Net deferred tax assets                    134,479    130,041
   Current portion                                48,247     36,430
                                                --------   --------
   Long term portion                            $ 86,232   $ 93,611
                                                ========   ========
Deferred tax liabilities:
   Amortization of intangible assets            $ 27,657   $ 21,420
   Capitalized research and development costs     16,846     18,357
   Depreciation                                   28,635     66,924
   Other                                           8,701      8,627
                                                --------   --------
      Total deferred tax liabilities              81,839    115,328
   Current portion                                 3,873      3,038
                                                --------   --------
   Long term portion                            $ 77,966   $112,290
                                                ========   ========

At March 31, 2008, the Company has foreign net operating loss carryforwards for income tax purposes of $9.0 million that expire as follows (in thousands):

Year ending March 31:
   2015                  $1,411
   2016                     109
   2017                     251
   2018                       3
Unlimited carryforward    7,255

For U.S. tax purposes, $1.7 million (expiring in fiscal 2009 through 2026) of net operating losses are available to reduce U.S. federal income taxes. In addition, $10.1 million (expiring in fiscal 2014 through 2015) of foreign tax credits are available to offset future U.S. federal income tax liabilities.

The Company also has $18.8 million related to Michigan Brownfield Redevelopment tax credits that will expire in fiscal 2013 through 2022.

Upon adoption of FIN 48 as of April 1, 2007, the Company recorded a $1.4 million increase in the liability for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment to retained earnings. At April 1, 2007, the Company had $12.8 million of total gross unrecognized tax benefits of which $10.3 million, net of federal benefit, would favorably affect the Company's effective tax rate if recognized in future periods. At March 31, 2008, the amount of gross unrecognized tax benefits is $15.0 million of which $11.8 million, net of federal benefit, would favorably affect the Company's effective tax rate if recognized in future periods. At March 31, 2008, $523,000 of the liability for uncertain tax positions is netted against deferred tax assets relating to the same jurisdiction, and $5.3 million and $6.7 million are recorded as current and non-current accrued expenses, respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year (in thousands):

Unrecognized tax benefit as of April 1, 2007             $12,757
   Gross increases to tax positions for prior periods        337
   Gross decreases to tax positions for prior periods       (203)
   Gross increases to tax positions for current period     2,389
   Settlements                                               (39)
   Lapse of statute of limitations                          (285)
                                                         -------
Unrecognized tax benefit as of March 31, 2008            $14,956
                                                         =======

In accordance with the Company's accounting policy, interest and penalties related to income tax liabilities are included in income tax expense. At April 1, 2007, the Company accrued $3.3 million for the payment of interest and penalties and accrued $5.8 million for the receipt of interest. At March 31, 2008, the Company accrued $2.9 million for the payment of interest and penalties and accrued $1.2 million for the receipt of interest. The Company recorded an income tax benefit of $1.1 million during fiscal 2008 for net interest and penalties.

The Company has open tax years, from tax periods 1999 and forward, with various taxing jurisdictions, including the U.S., Brazil and Canada. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The Company anticipates a decrease in net unrecognized tax benefits of $5.3 million with the taxing authorities in the upcoming twelve months.

Cash paid for income taxes totaled $12.1 million, $28.0 million and $35.0 million for the years ended March 31, 2008, 2007 and 2006, respectively.

13.  SEGMENT INFORMATION

Compuware has three business segments in the software industry: products, professional services and application services. The Company provides software products, professional services and application services to the world's largest IT organizations that help IT professionals increase the effectiveness of their organizations. During fiscal 2008, as a result of increased internal focus on the application services business, the services segment has been separated into a professional services segment and an application services segment. Accordingly, prior period information has been revised to conform to the current period segment presentation.

The Company's products are designed to enhance the effectiveness of key disciplines throughout IT organizations from application development and delivery to service management and IT portfolio management supporting all major enterprise computing platforms. The Company also offers a broad range of IT professional services including business systems analysis, design, communication, programming, software conversion and system planning and consulting; and application services which uses business-to-business applications to integrate vital business information and processes between partners, customers and vendors.

No single customer accounted for greater than 10% of total revenue during the years ended March 31, 2008, 2007 or 2006, or greater than 10% of accounts receivable at March 31, 2008 or 2007.

The Company evaluates the performance of its segments based primarily on operating profit before administrative and general expenses and other charges. The allocation of income taxes is not evaluated at the segment level. Financial information for the Company's business segments is as follows (in thousands):

                                          Year Ended March 31,
                                  ------------------------------------
                                     2008         2007         2006
                                  ----------   ----------   ----------
Revenues:
   Products:
      Mainframe                   $  486,687   $  484,807   $  502,931
      Distributed                    287,193      256,199      227,315
                                  ----------   ----------   ----------
         Total products revenue      773,880      741,006      730,246
   Professional services             418,559      442,082      456,645
   Application services               37,172       29,914       18,470
                                  ----------   ----------   ----------
Total revenues                    $1,229,611   $1,213,002   $1,205,361
                                  ==========   ==========   ==========
Income (loss) from operations:
   Products                       $  328,173   $  275,091   $  280,277
   Professional services              43,933       57,893       64,650
   Application services               (2,123)      (6,626)      (7,020)
                                  ----------   ----------   ----------
      Subtotal                       369,983      326,358      337,907
   Administrative and general       (182,488)    (193,578)    (190,538)
   Restructuring costs               (42,645)
                                  ----------   ----------   ----------
Income from operations               144,850      132,780      147,369
   Other income, net                  35,542       60,277       44,091
                                  ----------   ----------   ----------
Income before income taxes        $  180,392   $  193,057   $  191,460
                                  ==========   ==========   ==========

The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly such information is not provided.

Financial information regarding geographic operations is presented in the table below (in thousands):

                                            Year Ended March 31,
                                    ------------------------------------
                                       2008         2007         2006
                                    ----------   ----------   ----------
Revenues:
   United States                    $  769,995   $  800,585   $  797,059
   Europe and Africa                   329,470      301,556      308,730
   Other international operations      130,146      110,861       99,572
                                    ----------   ----------   ----------
Total revenues                      $1,229,611   $1,213,002   $1,205,361
                                    ==========   ==========   ==========

                                         March 31,
                                    -------------------
                                      2008       2007
                                    --------   --------
Long-lived assets:
   United States                    $661,356   $681,128
   Europe and Africa                  38,601     44,274
   Other international operations     83,654     85,783
                                    --------   --------
Total long-lived assets             $783,611   $811,185
                                    ========   ========

Long-lived assets are comprised of property, plant and equipment, goodwill and capitalized software.

14.  COMMITMENTS AND CONTINGENCIES

The Company leases office space, equipment and land under various operating lease agreements extending through fiscal 2100. Total rent payments under these agreements were approximately $37.6 million, $36.9 million and $35.0 million, respectively, for the years ended March 31, 2008, 2007 and 2006. Certain of these leases contain provisions for renewal options and escalation clauses. The Company also has commitments under various advertising and charitable contribution agreements totaling $6.9 million and $1.2 million, respectively, at March 31, 2008. Total expense related to these agreements was approximately $3.4 million, $3.5 million and $3.3 million, respectively, for the years ended March 31, 2008, 2007 and 2006. The following is a schedule of future minimum commitments (in thousands):

                                         Payment Due by Period as of March 31,
                           ---------------------------------------------------------------------
                                                                                       2014 and
                             Total      2009      2010      2011     2012     2013    Thereafter
                           --------   -------   -------   -------   ------   ------   ----------
Contractual obligations:
   Operating leases        $288,379   $30,946   $18,320   $10,818   $5,403   $3,441    $219,451
   Other                      8,063     3,213     2,550       450      450      450         950
                           --------   -------   -------   -------   ------   ------    --------
   Total                   $296,442   $34,159   $20,870   $11,268   $5,853   $3,891    $220,401
                           ========   =======   =======   =======   ======   ======    ========

The Company also leases space within the Company's headquarters facility to retail tenants. The following is a schedule of future minimum lease income commitments (in thousands):

                                     Payment Due by Period as of March 31,
                            ------------------------------------------------------
                                                                         2014 and
                             Total   2009   2010   2011   2012   2013   Thereafter
                            ------   ----   ----   ----   ----   ----   ----------
Lease income commitments:
   Operating lease income   $6,167   $860   $768   $680   $629   $610     $2,620

Director Compensation - Effective April 1, 2002, the Board of Directors approved the 2002 Directors Phantom Stock Plan (the "Plan") for non-employee directors to provide increased incentive to make contributions to the long term growth of the Company, to align the interests of directors with the interests of shareholders, and to facilitate attracting and retaining directors of exceptional ability. The Plan provides for issuance of rights to receive the value of a share of the Company's common stock in cash upon vesting which occurs upon the retirement of the director from the Board. Phantom shares are granted automatically at the beginning of each fiscal year and at the discretion of the Board. As of March 31, 2008, approximately 580,000 phantom shares were outstanding. The income (expense) incurred related to this program was approximately $114,000, $(1.9) million and $(1.5) million, respectively, for the years ended March 31, 2008, 2007 and 2006 and is included in "administrative and general" in the consolidated statements of operations. Any fluctuation in the Company's common stock price as quoted on the NASDAQ will result in a change to the expected payments under the Plan.

In May 2005, the Board of Directors authorized non-employee directors to defer receipt of all or a portion of their director's fees via a deferred compensation plan. As an alternative to a cash deferral, the plan allows non-employee directors to defer their cash compensation into deferred compensation stock units, which are based upon the price of Compuware's common stock. As of March 31, 2008, approximately 21,000 units were outstanding.

Settlement - In March 2005, the Company settled all of its outstanding litigation with International Business Machines Corporation ("IBM"). Under the settlement agreement and subsequent clarifications, IBM and the Company entered into a business arrangement whereby IBM will purchase software licenses and maintenance from the Company valued at $140 million over five years ($20 million in fiscal 2006, $30 million in each of the following four years). During fiscal 2008, 2007 and 2006, IBM utilized $13.8 million, $19.4 million and $9.4 million, respectively, of their license and maintenance commitment, resulting in an unused commitment balance of $16.2 million, $10.6 million and $10.6 million, respectively, for fiscal 2008, 2007 and 2006. Unused commitment amounts are reported as "settlement" in the consolidated statements of operations.

Legal Matters - The Company was one of dozens of defendants in a patent infringement lawsuit filed on April 10, 2007 titled Disc Link Corporation v. Oracle Corp., et al., Case No. 5:07-cv-58 in the United States District Court for the Eastern District of Texas. The plaintiff claimed that the Company and the other defendants supplied, distributed or offered for sale products that infringed U.S. Patent No. 6,314,574 entitled "Information Distribution System". The Plaintiff was seeking unspecified compensatory damages, trebling of damages for willful infringement, and fees and costs. We denied the allegations and the Plaintiff agreed to dismiss Compuware from the lawsuit on August 23, 2007.

The Company and one of its employees were parties to a libel lawsuit filed in April 2002 by two former employees titled Mary McCarthy O'Lee and Aidan O'Lee v. Compuware Corp., et al., Case No. 406409, Superior Court of the State of California, City and County of San Francisco. Plaintiffs alleged damages totaling $1 million. The case was tried to a jury in late June and early July 2005. The jury rendered a verdict against the Company and awarded plaintiffs a total of $1.15 million in compensatory and $10 million in punitive damages. On post-trial motions, the trial court affirmed the compensatory damages but reduced the punitive damages award to $3.45 million, plus interest. The Company appealed seeking a further reduction of the damages award. The plaintiffs also appealed seeking to reinstate the original verdict award. The appellate court affirmed the trial court's decision, and the Company satisfied the judgment in April 2007 with a payment of $5.4 million. The matter is now closed.

From time to time, in addition to the matters identified above, the Company is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business. In accordance with U.S. generally accepted accounting principles, the Company makes a provision for a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against the Company. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be materially affected by the resolution of one or more of such contingencies.

15.  BENEFIT PLANS

Employee Stock Ownership Plan - In July 1986, the Company established an Employee Stock Ownership Plan ("ESOP") and Trust. Under the terms of the ESOP, the Company may elect to make annual contributions to the Plan for the benefit of substantially all U.S. employees. The contribution may be in the form of cash or Company common stock. The Board of Directors authorizes contributions between a maximum of 25% of eligible annual compensation and a minimum sufficient to cover current obligations of the Plan. There was no contribution made during fiscal 2008. Contributions totaled $200,000 and $76,000, respectively, in fiscal 2007 and 2006. This is a non-leveraged ESOP plan.

Employee Stock Purchase Plan - During fiscal 2002, the shareholders approved international and domestic employee common stock purchase plans under which the Company was authorized to issue up to 15 million shares of common stock to eligible employees. Under the terms of the plan, employees can elect to have up to 10% of their compensation withheld to purchase Company common stock at the close of the offering period. The value of the common stock purchased in any calendar year cannot exceed $25,000 per employee. The purchase price is 95% of the closing market sales price on the market date immediately preceding the last day of the offering period. Effective December 1, 2007, the Company discontinued the plan for employees outside the U.S. and Canada. During fiscal 2008, 2007 and 2006, the Company sold approximately 477,000, 570,000 and 1,369,000 shares, respectively, to eligible employees under the plan.

In fiscal 2006, the plan's purchase rights had an option component as the purchase price was the lower of 85% of the first or last day's average high and low price for each offering period. The weighted-average fair value of the option component of the purchase rights granted in fiscal 2006 was $1.47 per common share and was estimated using the Black-Scholes model with assumptions comparable to those used in the Company's employee stock option plans.

Employee Equity Incentive Plans - The Company's Board of Directors adopted the 2007 Long Term Incentive Plan (the "LTIP") in June 2007 that was approved by the Company's Shareholders in August 2007. The Company has reserved an aggregate of
28.0 million common shares to be awarded under the LTIP. The Compensation committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or stock awards and annual cash incentive awards under the LTIP. During fiscal 2008, the Company granted approximately 1.4 million options under the LTIP.

Prior to the LTIP, the Company had seven stock option plans ("Plans") dating back to 1991. All but one of the plans, the 2001 Broad Based Stock Option Plan ("BBSO"), were approved by the Company's shareholders. The BBSO was approved by the Board of Directors in March 2001, but was not submitted to the shareholders for approval, as shareholder approval was not required at the time. As a result of the LTIP adoption, these Plans have been terminated as to future grants. During fiscal 2008, the Company granted approximately 410,000 options under the Plans prior to the adoption of the LTIP.

The Company's options typically have the following vesting schedule: fifty percent of the option shares granted become exercisable on the third year anniversary of the date of grant, and 25% of the option shares vest on each of the fourth year and fifth year anniversaries of the date of grant. All options were granted at fair market value and expire ten years from the date of grant.

A summary of option activity under the Company's stock-based compensation plans as of March 31, 2008, and changes during the the year then ended is presented below (shares and intrinsic value in thousands):

                                                           Weighted
                                              Weighted     Average
                                               Average    Remaining    Aggregate
                                              Exercise   Contractual   Intrinsic
                                     Shares     Price        Term        Value
                                     ------   --------   -----------   ---------
Outstanding as of April 1, 2007      43,710    $12.23
   Granted                            1,821      9.75
   Exercised                         (7,092)     8.77
   Forfeited                           (856)     7.18
   Cancelled/expired                 (3,294)    14.81
                                     ------    ------
Outstanding as of March 31, 2008     34,289    $12.69        3.99        $3,807
                                     ======    ======
Ending vested and expected to vest   32,560    $12.93        3.07        $3,586
Exercisable as of March 31, 2008     27,895    $13.79        2.86        $2,438

The total fair value of shares vested and the total intrinsic value of options exercised during the years end March 31, 2008, 2007 and 2006 were as follows (intrinsic values in thousands):

                                          Year Ended March 31,
                                       --------------------------
                                         2008     2007      2006
                                       -------   ------   -------
Fair value of shares vested            $  5.11   $ 5.58   $  5.45
Intrinsic value of options exercised    16,713    9,986    12,866

SFAS 123(R) requires the use of a valuation model to calculate the fair value of stock option awards. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. The volatility is based on historical volatility of the Company's common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on either historical exercise data if available or the simplified method as described in SAB No. 107 and SAB No. 110. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our awards. The dividend yield assumption is based on the Company's history and expectation regarding dividend payouts.

The weighted average fair value of stock options granted in the years ended March 31, 2008, 2007 and 2006 and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

                                                       Year Ended March 31,
                                                     ------------------------
                                                      2008     2007     2006
                                                     ------   ------   ------
Expected volatility                                   59.34%   68.75%   73.90%
Risk-free interest rate                                4.15%    4.82%    3.70%
Expected lives at date of grant (in years)              6.8      6.9      5.1
Weighted average fair value of the options granted   $ 6.07   $ 5.04   $ 4.47

Dividend yields were not a factor in determining fair value of stock options granted as the Company has never issued cash dividends and does not anticipate issuing cash dividends in the future.

For the years ended March 31, 2008 and 2007, stock-based compensation expense was allocated as follows (dollars in thousands):

                                              Year Ended
                                              March 31,
                                          -----------------
                                            2008      2007
                                          -------   -------
Stock-based compensation classified as:
   Cost of software license fees          $     1         4
   Cost of maintenance fees                   303       283
   Cost of professional services            1,320     1,508
   Technology development and support         663       777
   Sales and marketing                      2,203     3,910
   Administrative and general               1,705     2,950
   Restructuring Costs                      5,358
                                          -------   -------
Total stock-based compensation expense
   before income taxes                     11,553     9,432
Income tax benefit                         (4,047)   (3,270)
                                          -------   -------
Total stock-based compensation expense
   after income taxes                     $ 7,506   $ 6,162
                                          =======   =======

As of March 31, 2008 and 2007, $16.7 million and $16.0 million, respectively, of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options is expected to be recognized over a weighted-average period of approximately 2.91 years and 2.65 years, respectively.

We adopted SFAS 123(R) on April 1, 2006. Prior to the adoption of SFAS 123(R), the Company measured compensation expense for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Awards were granted at current market prices at the date of grant. Therefore, no compensation cost was recognized for the Company's fixed stock option plans or its stock purchase plans. The Company applied the disclosure provisions of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", as if the fair-value-based method had been applied in measuring compensation expense. If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for fiscal 2006 consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except earnings per share data):

                                               Year Ended
                                             March 31, 2006
                                             --------------
Net income:
   As reported                                  $142,960
   Compensation cost, net of tax                  (8,990)
                                                --------
   Pro forma                                    $133,970
                                                ========
Earnings per share:
   As reported:
      Basic and diluted earnings per share      $   0.37
                                                ========
   Pro forma:
      Basic and diluted earnings per share      $   0.35
                                                ========

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended March 31, 2008 and 2007 is as follows (in thousands, except for per share data):

                                            First      Second      Third     Fourth
                                           Quarter     Quarter    Quarter    Quarter      Year
                                          ---------   --------   --------   --------   ----------
Fiscal 2008:
   Revenues                               $ 279,389   $301,971   $309,335   $338,916   $1,229,611
   Gross profit                             153,494    183,186    187,493    214,742      738,915
   Operating income (loss)                   (1,966)    31,955     46,413     68,448      144,850
   Pre-tax income                             3,693     37,382     51,063     88,254      180,392
   Net income                                   189     37,416     35,614     61,175      134,394
   Basic and diluted earnings per share        0.00       0.13       0.13       0.23         0.47
Fiscal 2007:
   Revenues                               $ 296,318   $288,507   $315,148   $313,029   $1,213,002
   Gross profit                             171,991    168,057    195,273    186,838      722,159
   Operating income                          32,882     25,446     42,741     31,711      132,780
   Pre-tax income                            43,763     36,059     51,753     61,482      193,057
   Net income                                29,321     24,809     36,486     67,476      158,092
   Basic and diluted earnings per share        0.08       0.07       0.11       0.21         0.45

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, at the reasonable assurance level, to cause information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required financial disclosure.

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

As of March 31, 2008, management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on the assessment, management determined that the Company's internal control over financial reporting was effective, as of March 31, 2008, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting as of March 31, 2008. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of March 31, 2008, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Compuware Corporation Detroit, Michigan

We have audited the internal control over financial reporting of Compuware Corporation and subsidiaries (the "Company") as of March 31, 2008, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2008 of the Company and our report dated May 2X, 2008, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.


/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
May 28, 2008

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

The Company's Board of Directors adopted the 2007 Long Term Incentive Plan ("LTIP") in June 2007 and the Company's shareholders approved the LTIP in August 2007. The Compensation committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or stock awards and annual cash incentive awards under the LTIP. Prior to the LTIP, the Company had seven stock option plans ("Prior Plans") dating back to 1991. All but one of the Prior Plans, the 2001 Broad Based Stock Option Plan ("BBSO"), were approved by the Company's shareholders. The BBSO was approved by the Board of Directors in March 2001, but was not submitted to the shareholders for approval, as shareholder approval was not required at the time. Under the terms of the BBSO, the Company was authorized to grant nonqualified stock options with a maximum term of ten years to any employee or director of the Company at an exercise price and with vesting and other terms determined by the Compensation Committee of the Company's Board. Options granted under the BBSO either vested every six months over a four year period or 50% of the option became vested on the third year anniversary of the date of grant, and 25% of the option vested on each of the fourth year and fifth year anniversaries of the date of grant. All options were granted at fair market value and expired ten years from the date of grant.

As a result of the LTIP adoption, the Prior Plans have been terminated as to future grants.

The Company also has an Employee Stock Ownership Plan ("ESOP") and an Employee Stock Purchase Plan ("ESPP"). The information about our equity compensation plans, in Note 15 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, is incorporated herein by reference.

The following table sets forth certain information with respect to our equity compensation plans at March 31, 2008 (shares in thousands):

                                                                               Number of securities
                                  Number of securities                         remaining available
                                      to be issued        Weighted-average     for future issuance
                                    upon exercise of      exercise price of        under equity
                                  outstanding options    outstanding options    compensation plans
                                  --------------------   -------------------   --------------------
Equity compensation plans
   approved by security holders          17,455                 $16.54                26,593
Equity compensation plans not
   approved by security holders          16,834                 $ 8.70

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (A)  DOCUMENTS FILED AS PART OF THIS REPORT.

     1.   CONSOLIDATED FINANCIAL STATEMENTS

          The following consolidated financial statements of the Company and its subsidiaries are filed herewith:

                                                                            Page
                                                                           -----
Report of Independent Registered Public Accounting Firm                      46
Consolidated Balance Sheets as of March 31, 2008 and 2007                    47
Consolidated Statements of Operations for each of the years ended
March 31, 2008, 2007, and 2006                                               48
Consolidated Statements of Shareholders' Equity for each of the years
ended March 31, 2008, 2007, and 2006                                         49
Consolidated Statements of Cash Flows for each of the years ended
March 31, 2008, 2007, and 2006                                               50
Notes to Consolidated Financial Statements                                 51-79

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

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Detroit, State of Michigan on May 27, 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signature                                 Title                       Date
             ---------                                 -----                       ----


/S/ PETER KARMANOS, JR.               Chairman of the Board, Chief Executive   May 27, 2008
-----------------------------------   Officer And Director (Principal
Peter Karmanos, Jr.                   Executive Officer)


/S/ LAURA L. FOURNIER                 Executive Vice President, Chief          May 27, 2008
-----------------------------------   Financial Officer and Treasurer
Laura L. Fournier                     (Principal Financial Officer)


/S/ DENNIS W. ARCHER                           Director                        May 27, 2008
-----------------------------------
Dennis W. Archer


/S/ GURMINDER S. BEDI                          Director                        May 27, 2008
-----------------------------------
Gurminder S. Bedi


/S/ WILLIAM O. GRABE                           Director                        May 27, 2008
-----------------------------------
William O. Grabe


/S/ WILLIAM R. HALLING                         Director                        May 27, 2008
-----------------------------------
William R. Halling


/S/ FAYE A. NELSON                             Director                        May 27, 2008
-----------------------------------
Faye A. Nelson


/S/ GLENDA D. PRICE                            Director                        May 27, 2008
-----------------------------------
Glenda D. Price


/S/ W. JAMES PROWSE                            Director                        May 27, 2008
-----------------------------------
W. James Prowse


/S/ G. SCOTT ROMNEY                            Director                        May 27, 2008
-----------------------------------
G. Scott Romney

                                    EXHIBITS

The following exhibits are filed herewith or incorporated by reference to the filing indicated with which it was previously filed. Each management contract or compensatory plan or arrangement filed as an exhibit to this report is identified below with an asterisk before the exhibit number. The Company's SEC file number is 000-20900.

Exhibit
Number     Description of Document
--------   -----------------------
  2.6      Agreement and Plan of Merger dated May 6, 2005 by and among Compuware
           Corporation, Compuware Acquisition Corp., Adlex, Inc., and with respect to Article VIII, Tad Witkowicz, as Shareholder Representative
           (Company's Form 8-K filed on May 9, 2005)

  2.7      Stock Purchase Agreement by and among Compuware Corporation, Proxima
           Technology Group, Inc., and each of the shareholders of Proxima
           Technology Group, Inc. dated as of January 2, 2007 (Company's Form
           8-K filed on January 8, 2007)

  3(i).1   Restated Articles of Incorporation of Compuware Corporation, as
           amended, as of October 25, 2000 (Company's Form 10-K for fiscal
           2001)

  3(i).1   Amended and Restated Bylaws of Compuware Corporation, as of January
           3, 2002. (Company's Form 10-Q for the quarterly period ended June 30,
           2004)

  4.0      Rights Agreement dated as of October 25, 2000 between Compuware
           Corporation and Equiserve Trust Company, N.A., as Rights Agent
           (Company's Registration Statement on Form 8-A filed October 26, 2000)

  4.6      Amendment To Rights Agreement, dated as of October 29, 2001
           (Company's first Form 8-K filed on May 11, 2006)

  4.7      Amendment No. 2 To Rights Agreement, dated as of May 9, 2006
           (Company's first Form 8-K filed on May 11, 2006)

  4.8      Amended and Restated Credit Agreement dated May 2, 2003 as of July
           27, 2006 (Company's Form 10-Q for the quarterly period ended June 30,
           2006)

  4.9      Amendment No. 1, dated as of July 26, 2007, to the Amended and
           Restated Credit Agreement dated May 2, 2003 as of July 27, 2006
           (Company's Form 10-Q for the quarterly period ended on June 30, 2007)

  4.10     Compuware Corporation Revolving Credit Agreement dated as of November
           1, 2007 (Company's Form 10-Q for the quarterly period ended on September 30, 2007)

 10.24     Promotion Agreement, dated September 8, 1992, between Compuware
           Sports Corporation and the Company (Company's Registration Statement on Form S-1, as amended (Registration No. 33-53652))

*10.37     Fiscal 1998 Stock Option Plan (Company's Registration Statement on
           Form S-8 (Registration Statement No. 333-37873))

*10.51     Fiscal 1996 Stock Option Plan (Company's Form 10-K for fiscal 2000)

 10.52     Advertising Agreement, dated December 1, 1996, between Arena
           Management Company and the Company (Company's Form 10-K for fiscal
           2000)

*10.83 Fiscal 1999 Stock Option Plan (Company's Form 10-Q for the quarterly period ended December 31, 2000)

*10.85 2001 Broad Based Stock Option Plan (Company's Registration Statement on Form S-8 (Registration Statement No. 333-57984))

*10.88 First Amendment to 1996 Stock Option Plan (Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997)

*10.90     Phantom Stock Plan (Company's Form 10-K for fiscal 2003)

*10.91     Nonqualified Stock Option Agreement for Executive Officers (Company's
           Form 10-Q for the quarterly period ended September 30, 2004)

*10.92     Nonqualified Stock Option Agreement for Outside Directors (Company's
           Form 10-Q for the quarterly period ended September 30, 2004)

*10.93 Phantom Share Award Agreement (Company's Form 10-Q for the quarterly period ended September 30, 2004)

*10.95     Settlement Agreement dated March 21, 2005 by and among Compuware
           Corporation and International Business Machines Corporation
           (Company's Form 8-K filed on March 21, 2005)

*10.96     First Amendment to the Compuware Corporation 2002 Directors Phantom
           Stock Plan (Company's Form 8-K/A filed on May 17, 2005)

*10.97 Amendment Number 1 to Settlement Agreement dated November 29, 2005 by and among Compuware Corporation and International Business Machines
           Corporation (Company's Form 8-K filed on November 29, 2005)

*10.98 2005 Non-Employee Directors' Deferred Compensation Plan (Company's second Form 8-K filed on May 11, 2006)

*10.99     Executive Incentive Plan - Corporate (Company's Form 8-K filed on
           June 6, 2006)

*10.100    Parallel Nonqualified Stock Purchase Plan Arrangement (Company's Form
           10-K for fiscal 2006)

*10.101    Fifth Amendment to the Compuware Corporation ESOP/401(k) Plan
           (Company's Form 10-Q for the quarterly period ended June 30, 2006)

*10.102    Post-Retirement Consulting Agreement, dated March 1, 2007, between
           Compuware Corporation and Peter Karmanos, Jr. (Company's Form 8-K filed on March 2, 2007)

*10.103    Settlement Agreement, dated July 18, 2007, by and between Compuware
           Corporation and Hank Jallos (Company's Form 10-Q for the quarterly period ended on June 30, 2007)

*10.104 Amendment No. 1, dated August 7, 2007, to the Settlement Agreement dated July 18, 2007 by and between Compuware Corporation and Hank
           Jallos (Company's Form 10-Q for the quarterly period ended on June
           30, 2007)

*10.105 2007 Long Term Incentive Plan (Appendix A to Company's definitive proxy statement for 2007 annual shareholders meeting filed on July
           24, 2007)

*10.106 Form of Stock Option Agreement (3-Year Version) (Company's Form 8-K filed on April 25, 2008)

*10.107 Form of Stock Option Agreement (5-Year Version) (Company's Form 8-K filed on April 25, 2008)

*10.108 Agreement, dated March 7, 2008, by and between Compuware Corporation and Thomas M. Costello

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