Form 10-Q
period 2008-06-30
COMPUWARE CORP
filed 2008-08-07
CIK 859014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 000-20900
COMPUWARE CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2007430 (IRS Employer Identification No.)
One Campus Martius, Detroit, MI 48226-5099
(Address of principal executive offices including zip code)
Registrant’s telephone number, including area code: (313) 227-7300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:
As of July 31, 2008, there were outstanding 254,895,007 shares of Common Stock, par value $.01, of the registrant.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Per Share Data)
(Unaudited)

	June 30,	March 31,
	2008	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$216,457	$215,943
Investments	56,423	70,474
Accounts receivable, net	479,861	535,094
Deferred tax asset, net	45,806	44,374
Income taxes refundable, net	4,189	3,746
Prepaid expenses and other current assets	37,162	49,285

Total current assets	839,898	918,916

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	360,476	365,691

CAPITALIZED SOFTWARE, LESS ACCUMULATED AMORTIZATION	58,769	61,653

OTHER:
Accounts receivable	266,509	244,388
Deferred tax asset, net	35,520	35,851
Goodwill	356,026	356,267
Other	33,808	35,791

Total other assets	691,863	672,297

TOTAL ASSETS	$1,951,006	$2,018,557

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,551	$18,772
Accrued expenses	108,428	148,268
Income taxes payable, net	15,262	4,976
Deferred revenue	444,705	472,864

Total current liabilities	585,946	644,880

DEFERRED REVENUE	406,528	399,548

ACCRUED EXPENSES	18,526	19,513

DEFERRED TAX LIABILITY, NET	30,090	27,585

Total liabilities	1,041,090	1,091,526

SHAREHOLDERS’ EQUITY:
Common stock	2,560	2,616
Additional paid-in capital	634,885	643,544
Retained earnings	252,430	261,754
Accumulated other comprehensive income	20,041	19,117

Total shareholders’ equity	909,916	927,031

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,951,006	$2,018,557

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
REVENUES:
Software license fees	$61,442	$47,271
Maintenance fees	126,527	113,741
Professional services fees	110,619	118,377

Total revenues	298,588	279,389

OPERATING EXPENSES:
Cost of software license fees	6,090	10,365
Cost of maintenance fees	11,994	11,453
Cost of professional services	103,822	104,077
Technology development and support	22,570	29,329
Sales and marketing	61,327	64,731
Administrative and general	41,144	45,380
Restructuring costs	682	16,020

Total operating expenses	247,629	281,355

INCOME (LOSS) FROM OPERATIONS	50,959	(1,966)

OTHER INCOME, NET	3,221	5,659

INCOME BEFORE INCOME TAXES	54,180	3,693

INCOME TAX PROVISION	19,448	3,504

NET INCOME	$34,732	$189

Basic earnings per share	$0.13	$0.00

Diluted earnings per share	$0.13	$0.00

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$34,732	$189
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	13,463	13,817
Property and equipment impairment	662	2,998
Capitalized software impairment		3,873
Acquisition tax benefits	1,311	1,311
Stock option compensation	2,326	1,573
Deferred income taxes	1,751	(2,519)
Other	295	494
Net change in assets and liabilities, net of effects from acquisitions and currency fluctuations:
Accounts receivable	34,044	56,869
Prepaid expenses and other current assets	12,212	8,648
Other assets	1,851	1,223
Accounts payable and accrued expenses	(42,527)	(30,242)
Deferred revenue	(22,649)	(19,532)
Income taxes	10,365	(896)

Net cash provided by operating activities	47,836	37,806

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of:
Property and equipment	(2,384)	(4,346)
Capitalized software	(2,788)	(4,173)
Investment proceeds	13,856	42,885

Net cash provided by investing activities	8,684	34,366

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net proceeds from exercise of stock options including excess tax benefits	1,397	58,364
Contribution to stock purchase plans	934	1,592
Repurchase of common stock	(58,891)	(55,218)

Net cash provided by (used in) financing activities	(56,560)	4,738

EFFECT OF EXCHANGE RATE CHANGES ON CASH	554	1,891

NET INCREASE IN CASH AND CASH EQUIVALENTS	514	78,801

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	215,943	260,681

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$216,457	$339,482

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended June 30, 2008
(Unaudited)
Note 1 – Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2008, final amounts may differ from these estimates.
In the opinion of management of the Company, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto for the year ended March 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet at March 31, 2008 has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years.
Revenue Recognition – The Company earns revenue from licensing software products, providing maintenance and support for those products and rendering professional services. The Company’s revenue recognition policies are in accordance with U.S. GAAP, including Statements of Position 97-2 “Software Revenue Recognition” and 98-9 “Modification of SOP 97-2, ‘Software Revenue Recognition,’ With Respect to Certain Transactions”, Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104 and Emerging Issues Task Force Issue 00-21 “Revenue Arrangements with Multiple Deliverables”. Accordingly, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.
Software license fees – The Company’s software license agreements provide its customers with a right to use its software perpetually (perpetual licenses) or during a defined term (term licenses).
Perpetual license fee revenue is recognized using the residual method, under which the fair value, based on vendor specific objective evidence (“VSOE”), of all undelivered elements of the agreement (i.e., maintenance and professional services) is deferred. VSOE is based on rates charged for maintenance and professional services when sold separately. The remaining portion of the fee is recognized as license fee revenue upon delivery of the products, provided that no significant obligations remain and collection of the related receivable is reasonably assured.
For revenue arrangements where there is a lack of VSOE of fair value for any undelivered elements, license fee revenue is deferred and recognized upon delivery of those elements or

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended June 30, 2008
(Unaudited)
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
The Company offers flexibility to customers purchasing licenses for its products and related maintenance. Terms of these transactions range from standard perpetual license sales that include one year of maintenance to large multi-year (generally two to five years), multi-product contracts. The Company allows deferred payment terms on multi-year contracts, with installments collectible over the term of the contract. Based on the Company’s successful collection history for deferred payments, license fees (net of any finance fees) are generally recognized as discussed above. In certain transactions where it cannot be concluded that the fee is fixed or determinable due to the nature of the deferred payment terms, the Company recognizes revenue as payments become due. Financing fees are recognized as interest income over the term of the receivable.
Maintenance fees – The Company’s maintenance agreements provide for technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released during the maintenance period. The first year of maintenance is included with all license agreements. Maintenance revenue is recognized ratably over the term of the maintenance arrangements, which primarily range from one to five years.
Professional services fees – Professional services fees are generally based on hourly or daily rates. Revenues from professional services are recognized in the period the services are performed provided that collection of the related receivable is reasonably assured. For development services rendered under fixed-price contracts, revenue is recognized using the percentage of completion method and if determined that costs will exceed revenue, the expected loss is recorded at the time the loss becomes apparent. Certain professional services contracts include a project and on-going operations for the project. Revenue associated with these contracts is recognized over the expected service period as the customer derives value from the services, consistent with the proportional performance method.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended June 30, 2008
(Unaudited)
Deferred revenue – Deferred revenue consists primarily of maintenance fees related to the remaining term of maintenance agreements in effect at those dates. Deferred license fees and services fees are also included in deferred revenue for those arrangements that are being recognized on a ratable basis. Commission costs associated with deferred revenue are also deferred.
Capitalized Software – Capitalized software includes the costs of purchased and internally developed software products and is stated at the lower of unamortized cost or net realizable value in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.
Capitalization of internally developed software products begins when technological feasibility of the product is established. Technology development and support includes primarily the costs of programming personnel associated with product development and support, net of amounts capitalized.
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
Goodwill and Other Intangibles – Goodwill for each reporting unit and those intangible assets with indefinite lives are tested for impairment annually and/or when events or circumstances indicate that their fair value may have been reduced below carrying value. The Company evaluated its goodwill and indefinite lived intangibles as of March 31, 2008 and determined there was no impairment.
Income Taxes – The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.
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

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended June 30, 2008
(Unaudited)
Interest and penalties related to income tax liabilities are included in income tax expense.
The income tax provision for the first quarter of fiscal 2008 included a $2.1 million charge relating to a tax receivable recorded in the fourth quarter of 2007. The tax receivable had included an interest income component which was subject to income taxes, but for which the Company had not recorded a tax provision as of March 31, 2007.
Recently Issued Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133”. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating the impact this Statement will have on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces Statement of Financial Accounting Standards No. 141, “Business Combinations”. This Statement requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies, to be measured at their fair value as of the date of acquisition. This Statement also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. This Statement is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009. Its effects on future periods will depend on the nature and significance of any acquisitions subject to this Statement.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” which permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. This Statement was adopted on April 1, 2008 and did not have a material effect on the Company’s financial statements.
In February 2008, the FASB issued FASB Staff Position No. FAS 157–2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non–financial assets and non–financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended June 30, 2008
(Unaudited)
standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated results of operations and financial condition.
The Company measures the following two financial liabilities at fair value on a recurring basis in accordance with SFAS No. 157 as of June 30, 2008: (1) the director phantom stock plan liability of $6.3 million using level 1 inputs and (2) forward foreign exchange contract liabilities of $209,000 using level 2 inputs.
Employee Transition Agreement – During the first quarter of fiscal 2009, the Company transitioned the employment of 170 of its professional services staff to a customer for $6.5 million, of which $4.0 million had been received as of June 30, 2008, and resulted in the Company recording a one-time $5.6 million net gain against “administrative and general” expense in the Condensed Consolidated Statements of Operations.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended June 30, 2008
(Unaudited)
Note 2 – Computation of Earnings per Common Share
Earnings per common share data were computed as follows (in thousands, except for per share data):

	Three Months Ended
	June 30,
	2008	2007
BASIC EARNINGS PER SHARE:
Numerator: Net income	$34,732	$189

Denominator:
Weighted-average common shares outstanding	259,694	301,967

Basic earnings per share	$0.13	$0.00

DILUTED EARNINGS PER SHARE:
Numerator: Net income	$34,732	$189

Denominator:
Weighted-average common shares outstanding	259,694	301,967
Dilutive effect of stock options	1,399	3,627

Total shares	261,093	305,594

Diluted earnings per share	$0.13	$0.00

During the three months ended June 30, 2008 and 2007, stock options to purchase a total of approximately 19,968,000 and 13,834,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.
Note 3 – Comprehensive Income
Other comprehensive income includes foreign currency translation gains that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Net income	$34,732	$189
Foreign currency translation adjustment, net of tax	924	3,474

Total comprehensive income	$35,656	$3,663

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended June 30, 2008
(Unaudited)
Note 4 – Stock Benefit Plans and Stock-Based Compensation
The Company has the following stock benefit plans: (1) the 2007 Long Term Incentive Plan allows the Company’s Compensation Committee the ability to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or stock awards and annual cash incentive awards to employees and directors of the Company; (2) the Employee Stock Purchase Plan allows participating U.S. and Canadian employees the right to have up to 10% of their compensation withheld to purchase Company common stock at a 5% discount; and (3) the Employee Stock Ownership Plan (“ESOP”) and Trust allows the Company to make contributions to the ESOP for the benefit of substantially all U.S. employees.
A summary of option activity under the Company’s stock-based compensation plans as of June 30, 2008, and changes during the quarter then ended is presented below (shares and intrinsic value in thousands):

	Three Months Ended
	June 30, 2008
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term in Years	Value
Options outstanding as of March 31, 2008	34,289	$12.69
Granted	9,220	7.55
Exercised	(202)	6.87
Forfeited	(216)	8.14
Cancelled/expired	(6,114)	24.01

Options outstanding as of June 30, 2008	36,977	$9.65	5.19	$42,586

Options vested and expected to vest, net of estimated forfeitures, as of June 30, 2008	34,125	$9.80	4.83	$37,559

Options exercisable as of June 30, 2008	23,010	$10.79	2.77	$17,269
The total fair value of shares vested and the total intrinsic value of options exercised were as follows (intrinsic values in thousands):

	Three Months Ended
	June 30,
	2008	2007
Fair value of shares vested	$2.78	$5.13
Intrinsic value of options exercised	576	14,461
SFAS No. 123 (revised 2004), “Share-Based Payment” requires the use of a valuation model to calculate the fair value of stock option awards. The Company has elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. The volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The expected term of an award is based on either historical exercise data if available or the simplified method as described in Staff Accounting Bulletins No. 107 and No. 110. The risk-free

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended June 30, 2008
(Unaudited)
interest rate assumption is based upon observed interest rates appropriate for the expected term of our awards. The dividend yield assumption is based on the Company’s history and expectation regarding dividend payouts.
The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Three Months Ended
	June 30,
	2008	2007
Expected volatility	54.21%	60.31%
Risk-free interest rate	3.23%	4.83%
Expected lives at date of grant (in years)	6.3	6.9
Weighted-average fair value of the options granted	$4.16	$7.18
Dividend yields were not a factor in determining fair value of stock options granted as the Company has never issued cash dividends and does not anticipate issuing cash dividends in the future.
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Stock-based compensation classified as:

Cost of software license fees		$1
Cost of maintenance fees	$65	68
Cost of professional services	386	336
Technology development and support	123	174
Sales and marketing	718	442
Administrative and general	1,034	430
Restructuring costs		122

Total stock-based compensation expense before income taxes	2,326	1,573

Income tax benefit	(849)	(536)

Total stock-based compensation expense after income taxes	$1,477	$1,037

As of June 30, 2008, $41.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options is expected to be recognized over a weighted-average period of approximately 3.52 years.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended June 30, 2008
(Unaudited)
Note 5 – Goodwill and Intangible Assets
The components of the Company’s intangible assets were as follows (in thousands):

	June 30, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Unamortized intangible assets:
Trademarks (1)	$5,992		$5,992

Amortized intangible assets:
Capitalized software (2)	$343,939	$(285,170)	$58,769
Customer relationship agreements (3)	14,289	(9,210)	5,079
Non-compete agreements (3)	2,628	(2,443)	185
Other (4)	6,892	(6,451)	441

Total amortized intangible assets	$367,748	$(303,274)	$64,474

	March 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Unamortized intangible assets:
Trademarks (1)	$5,984		$5,984

Amortized intangible assets:
Capitalized software (2)	$341,127	$(279,474)	$61,653
Customer relationship agreements (3)	14,270	(8,482)	5,788
Non-compete agreements (3)	2,948	(2,660)	288
Other (4)	6,891	(6,396)	495

Total amortized intangible assets	$365,236	$(297,012)	$68,224

(1)	Certain trademarks were acquired as part of the Covisint, LLC and Changepoint Corporation acquisitions in fiscal 2004 and 2005. These trademarks are deemed to have an indefinite life and therefore are not being amortized.

(2)	Amortization and impairments of capitalized software are primarily included in “Cost of Software License Fees” in the Condensed Consolidated Statements of Operations. Capitalized software is generally amortized over five years.

(3)	Customer relationship agreements and non-compete agreements were acquired as part of past acquisitions. The customer relationship agreements are being amortized over periods up to five years. The non-compete agreements are being amortized over periods up to three years.

(4)	Other amortized intangible assets include trademarks associated with product acquisitions and are being amortized over periods up to ten years.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended June 30, 2008
(Unaudited)
Changes in the carrying amounts of goodwill are summarized as follows (in thousands):

		Professional	Application
Goodwill	Products	Services	Services	Total
Balance at March 31, 2008, net	$202,502	$142,294	$11,471	$356,267
Adjustments to previously recorded purchase price (1)	(371)		21	(350)
Effect of foreign currency translation	66	43		109

Balance at June 30, 2008, net	$202,197	$142,337	$11,492	$356,026

(1)	The adjustment to goodwill primarily relates to pre-acquisition tax contingency adjustments.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended June 30, 2008
(Unaudited)
Note 6 – Segment Information
The Company operates in three business segments in the technology industry: products, professional services and application services. The Company provides software products, professional services and application services to information technology (“IT”) organizations that help IT professionals efficiently develop, implement and support the applications that run their businesses.
Financial information for the Company’s business segments is as follows (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Revenues:
Products:
Mainframe	$122,458	$103,237
Distributed	65,511	57,775

Total product revenue	187,969	161,012
Professional services	101,832	108,783
Application services	8,787	9,594

Total revenues	$298,588	$279,389

Income (loss) from operations:
Products	$85,988	$45,134
Professional services	8,322	13,889
Application services	(1,525)	411

Subtotal	92,785	59,434
Administrative and general	(41,144)	(45,380)
Restructuring costs	(682)	(16,020)

Income (loss) from operations	50,959	(1,966)
Other income, net	3,221	5,659

Income before income taxes	$54,180	$3,693

Financial information regarding geographic operations is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Revenues:
United States	$189,219	$185,136
Europe and Africa	79,288	69,933
Other international operations	30,081	24,320

Total revenues	$298,588	$279,389

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended June 30, 2008
(Unaudited)
Note 7 – Restructuring Accrual
During fiscal 2008, we undertook various restructuring initiatives to improve the effectiveness and efficiency of a number of our critical business processes within the products segment. These initiatives included the realignment and centralization of certain product development activities leading to the full or partial closing of certain development labs and termination of approximately 325 employees, primarily programming personnel. We also terminated approximately 200 employees from various other functions of the organization, primarily within sales and marketing.
In the first quarter of fiscal 2009, the Company incurred a restructuring charge of $682,000 of which $440,000 related to employee termination benefits resulting from the elimination of certain professional services management positions. The remaining charge primarily related to changes in sublease income assumptions associated with previously abandoned lease facilities. Management continues to review the Company’s costs and will, based on future results of operations, determine if additional restructuring actions are needed. The total amount of any potential future charges for such actions will depend upon the nature, timing and extent of those actions.
The following table summarizes the restructuring accrual as of March 31, 2008, and changes to the accrual during the first three months of fiscal 2009 (in thousands):

		Expensed	Paid
	Accrual	during the three	during the three	Accrual
	balance at	months ended	months ended	balance at
	March 31,	June 30,	June 30,	June 30,
	2008	2008	2008	2008
Employee termination benefits	$2,655	$440	$(1,893)	$1,202
Facilities costs (primarily lease abandonments)	4,716	231	(1,206)	3,741
Other	85	11	(76)	20

Total	$7,456	$682	$(3,175)	$4,963

As of June 30, 2008, $3.7 million of the restructuring accrual is recorded in current “accrued expenses” with the remaining balance of $1.3 million recorded in long-term “accrued expenses” in the Condensed Consolidated Balance Sheets.
The accruals for employee termination benefits at June 30, 2008 primarily represent the amounts to be paid to employees that have been terminated as a result of initiatives described above.
The accruals for facilities costs at June 30, 2008 represent the remaining fair value of lease obligations for exited and demised locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2012. Projected sublease income is based on management’s estimates, which are subject to change.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended June 30, 2008
(Unaudited)
Note 8 – Debt
The Company has no long term debt.
The Company has an unsecured revolving credit agreement (the “credit facility”) with Comerica Bank and other lenders. The credit facility provides for a revolving line of credit in the amount of $150 million and expires on November 1, 2012. The credit facility also permits the Company to increase the revolving line of credit by up to an additional $150 million subject to receiving further commitments from lenders and certain other conditions.
The credit facility contains various covenant requirements, including limitations on liens; indebtedness; mergers, consolidations and acquisitions; asset sales; dividends; investments, loans and advances from the Company; and transactions with affiliates and limits additional borrowing outside of the facility to $250 million. The credit facility is also subject to maximum total debt to EBITDA and minimum fixed charge coverage financial covenants. The Company is in compliance with the covenants under the credit facility.
Any borrowings under the credit facility bear interest at the greater of the prime rate or the Eurodollar rate plus the applicable margin (based on the level of maximum total debt to EBITDA ratio), at the Company’s option. The Company pays a quarterly facility fee on the credit facility based on the applicable margin grid. The Company has not borrowed under the credit facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Compuware Corporation
Detroit, Michigan
We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the “Company”) as of June 30, 2008, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Compuware Corporation and subsidiaries as of March 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 28, 2008 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Detroit, Michigan
August 6, 2008

COMPUWARE CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
The following discussion contains certain forward-looking statements within the meaning of the federal securities laws. When we use words such as “may”, might”, “will”, “should”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, “predict”, “forecast”, “projected”, “intend” or similar expressions, or make statements regarding our future plans, objectives or expectations, we are making forward-looking statements. Numerous important factors, risks and uncertainties affect our operating results and could cause actual results to differ materially from the results implied by these or any other forward-looking statements made by us, or on our behalf.
The material risks and uncertainties that we believe affect us are summarized below and have not materially changed since the end of fiscal 2008 (see Item 1A Risk Factors in our 2008 Form 10-K). These risks and uncertainties are not the only ones we face. Additional risks and uncertainties discussed elsewhere in the reports we file with the Securities and Exchange Commission, as well as other risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial, may also impair business operations. This report is qualified in its entirety by these risk factors and those listed below. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and shareholders could lose all or part of their investment.
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
•	The majority of our software products revenue is dependent on our customers’ continued use of International Business Machines Corp. (“IBM”) and IBM-compatible products.

•	Our software product revenue is dependent on the acceptance of our pricing structure for software licenses and maintenance.

•	Our strategy to package products and services as a single offering may not be accepted by our customers, negatively impacting our revenue.

•	The continuing uncertainty in the United States and global economies may reduce demand for our software products, professional services and application services, which may negatively affect our revenues and operating results.

•	We may fail to achieve our forecasted financial results due to inaccurate sales forecasts or other factors.

•	If we fail to achieve the results we expect from our expense reduction program, our results of operations and financial condition may be adversely affected.

•	Our software and technology may infringe the proprietary rights of others, which may require us to enter into royalty arrangements or result in costly litigation.

•	Our results could be adversely affected if our operating margin or operating margin percentage decline.

COMPUWARE CORPORATION AND SUBSIDIARIES
•	Our results could be adversely affected by increased competition, pricing pressures and technological changes.

•	The market for professional services is highly competitive, fragmented and characterized by low barriers to entry.

•	The market for application services is in its early stages with emerging competitors. As the market matures, competition may increase and could have a negative impact on our results of operations.

•	We must develop or acquire product enhancements and new products to succeed.

•	Acquisitions may be difficult to integrate, disrupt our business or divert the attention of our management and may result in financial results that are different than expected.

•	We are exposed to exchange rate risks on foreign currencies and to other international risks, which may adversely affect our business and results of operations.

•	A further decline in the U.S. domestic automotive manufacturing business could adversely affect our professional services and application services businesses.

•	Current laws may not adequately protect our proprietary rights.

•	The loss of certain key employees and technical personnel or our inability to hire additional qualified personnel could have a material adverse affect on our business.

•	Our quarterly financial results vary and may be adversely affected by a number of unpredictable factors.

•	Declines in our license bookings, increases in customer cancellations or currency fluctuations could lead to declines in our maintenance revenue.

•	Unanticipated changes in our operating results or effective tax rates, or exposure to additional income tax liabilities, could affect our profitability.

•	Our stock repurchase plan may be suspended or terminated at any time, which may result in a decrease in our stock price.

•	If the fair value of our long-lived assets deteriorated below their carrying value, recognition of an impairment loss would be required, which would adversely affect our financial results.

•	Acts of terrorism, acts of war and other unforeseen events may cause damage or disruption to us or our customers which could adversely affect our business, financial condition and operating results.

•	Our articles of incorporation, bylaws and rights agreement as well as certain provisions of Michigan law have anti-takeover effects that may deter hostile takeovers or delay or prevent changes in control or management, including transactions in which the stockholders of Compuware might otherwise receive a premium for their shares over the current market prices.

COMPUWARE CORPORATION AND SUBSIDIARIES
OVERVIEW
In this section, we discuss our results of operations on a segment basis for each of our three business segments in the technology industry: products, professional services and application services. We evaluate segment performance based primarily on segment contribution before corporate expenses. References to years are to fiscal years ended March 31. This discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes included elsewhere in this report and our annual report on Form 10-K for the fiscal year ended March 31, 2008, particularly “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
We deliver value to businesses worldwide by providing software products, professional services and application services that improve the performance of IT organizations. Originally founded in 1973 as a professional services company, in the late 1970’s we began to offer mainframe productivity tools for fault diagnosis, file and data management, and application debugging.
In the 1990’s, IT moved toward distributed and web-based platforms. Our solutions portfolio grew in response, and we now market a comprehensive portfolio of IT solutions across the full range of enterprise computing platforms that help:
•	Develop and deliver high quality, high performance enterprise business applications in a timely and cost-effective manner.

•	Measure, manage and communicate application service in business terms, and maintain consistent, high levels of service delivery.

•	Provide executive visibility, decision support and process automation across the entire IT organization to enable all available resources to be harnessed in alignment with business priorities.
Additionally, to be competitive in today’s global economy, enterprises must securely share applications, information and business processes. We address this market need through our application services, which are marketed under the brand name “Covisint”. Our application services offerings provide a software-as-a-service platform that enables industries and business communities to securely integrate vital information and processes across users, business partners, customers, vendors and suppliers.
We earn revenue from licensing software products, providing maintenance and support for those products and rendering professional services. Our revenue recognition policies are in accordance with U.S. GAAP, including Statements of Position 97-2 “Software Revenue Recognition” and 98-9 “Modification of SOP 97-2, ‘Software Revenue Recognition,’ With Respect to Certain Transactions”, Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104 and Emerging Issues Task Force Issue 00-21 “Revenue Arrangements with Multiple Deliverables”. Accordingly, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.
See Note 1 of the Condensed Consolidated Financial Statements for additional details regarding our revenue recognition policy, including our policy and methodology regarding certain bundled revenue arrangements where there is a lack of VSOE of fair value for any undelivered elements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Quarterly Update
We focus on growing revenue and profit margins by enhancing and promoting our current product lines and solutions, expanding our product and service offerings through key acquisitions, developing strategic partnerships and managing our costs.
The following occurred during the first quarter of 2009:
•	Achieved an increase in product contribution margin to 45.7% in the first quarter of 2009 from 28.0% in the first quarter of 2008 due to both an increase in product revenue and a decrease in both technology development and support costs and sales and marketing expenses.

•	Achieved a 13.4% increase in distributed product revenue compared to the first quarter of 2008 primarily due to growth within our Vantage and Changepoint product lines.

•	Achieved an 18.6% increase in mainframe product revenue compared to the first quarter of 2008 primarily within our U.S. operations.

•	Recorded a one-time $5.6 million net gain against “administrative and general” expense associated with transitioning the employment of 170 of our professional services staff to a customer.

•	Repurchased approximately 6.0 million shares of our common stock at an average price of $9.84 per share.

•	Released 8 mainframe and 4 distributed product updates designed to increase the productivity of the IT departments of our customers.
On May 15, 2008, we officially launched our Compuware 2.0 initiative, which is a rebirth of the Company based on the following definable, actionable and measurable objectives:
•	Instituting a strategic vision for the Company that positions us as best-in-class for the businesses in which we choose to compete.

•	Going to market with solutions that possess straightforward and compelling value propositions.

•	Establishing a corporate brand identity our customers can identify with and trust while extending our current brand equity outside our existing client base.

•	Aligning the organization in a manner that best allows us to focus on our target markets and deliver value to our customers.

•	Deploying a global recruiting, training and career development function to attract and retain the highest quality professionals.

•	Creating a culture in which employees are energized and empowered, and that rewards people for their achievements in a consistent and equitable manner.

•	Implementing effective go-to-market programs and delivering high-value, consistent sales tools to the field that will help our sales team communicate our value to customers in a consistent and transparent manner.
Our ability to achieve our strategies and objectives is subject to a number of risks and uncertainties, some of which we may not be able to control. See “Forward-Looking Statements”.

COMPUWARE CORPORATION AND SUBSIDIARIES
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain operational data from the Condensed Consolidated Statements of Operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

	Percentage of
	Total Revenues
	Three Months Ended		Period-
	June 30, *		to-Period
	2008	2007	Change
Revenue:
Software license fees	20.6%	16.9%	30.0%
Maintenance fees	42.4	40.7	11.2
Professional services segment revenue	34.1	39.0	(6.4)
Application services segment revenue	2.9	3.4	(8.4)

Total revenues	100.0	100.0	6.9

Operating expenses:
Cost of software license fees	2.0	3.7	(41.2)
Cost of maintenance fees	4.0	4.1	4.7
Professional services segment expenses	31.3	34.0	(1.5)
Application services segment expenses	3.5	3.3	12.3
Technology development and support	7.6	10.5	(23.0)
Sales and marketing	20.5	23.2	(5.3)
Administrative and general	13.8	16.2	(9.3)
Restructuring costs	0.2	5.7	(95.7)

Total operating expenses	82.9	100.7	(12.0)

Income (loss) from operations	17.1	(0.7)	2692.0
Other income, net	1.0	2.0	(43.1)

Income before income taxes	18.1	1.3	1367.1
Income tax provision	6.5	1.3	455.0

Net income	11.6%	0.0%	n/a

*	The professional services segment and the application services segment are combined and reported as professional services on the Condensed Consolidated Statement of Operations included in this report.
PRODUCTS SEGMENT
Financial information for the products segment is as follows (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Revenue	$187,969	$161,012
Expenses	101,981	115,878

Products segment contribution	$85,988	$45,134

The products segment generated contribution margins of 45.7% and 28.0% during the first quarter of 2009 and 2008, respectively. The increase in margin for the first quarter of 2009 was due to both an increase in product revenue and a decrease in both technology development and support costs and sales and marketing expenses as described below.

COMPUWARE CORPORATION AND SUBSIDIARIES
Products Segment Revenue
Our software products are designed to enhance the effectiveness of key disciplines throughout the IT organization from application development and delivery to service management and IT portfolio management supporting all major enterprise computing platforms. Product revenue, which consists of software license fees and maintenance fees, comprised 63.0% and 57.6% of total revenue during the first quarter of 2009 and 2008, respectively.
Distributed product revenue increased $7.7 million or 13.4% during the first quarter of 2009 to $65.5 million from $57.8 million during the first quarter of 2008. The increase was due to a $2.4 million increase in software license fees and a $5.3 million increase in maintenance fees.
Mainframe product revenue increased $19.3 million or 18.6% during the first quarter of 2009 to $122.5 million from $103.2 million during the first quarter of 2008. The increase was due to an $11.8 million increase in software license fees and a $7.5 million increase in maintenance fees.
Software license fees increased $14.2 million or 30.0%, which included a positive impact from foreign currency fluctuations of $2.8 million, during the first quarter of 2009 to $61.5 million from $47.3 million during the first quarter of 2008. The increase was primarily due to an increase in mainframe products resulting from existing customer capacity increases within our United States operations and to a lesser extent an increasing acceptance of our more flexible licensing options. During the first quarter of 2009, for transactions that are required to be recognized ratably, we deferred $16.7 million of revenue relating to transactions that closed during the quarter, and recognized $23.9 million of revenue relating to transactions that closed and had been deferred prior to April 1, 2008.
Maintenance fees increased $12.8 million or 11.2%, which included a positive impact from foreign currency fluctuations of $5.9 million, during the first quarter of 2009 to $126.5 million from $113.7 million during the first quarter of 2008. The increase relates primarily to the continued growth of our mainframe and distributed product base and maintaining a high rate of maintenance renewals.
Products segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2008	2007
United States	$99,328	$85,416
Europe and Africa	61,654	53,164
Other international operations	26,987	22,432

Total products segment revenue	$187,969	$161,012

COMPUWARE CORPORATION AND SUBSIDIARIES
Products Segment Expenses
Products segment expenses include cost of software license fees, cost of maintenance fees, technology development and support costs and sales and marketing expenses. These expenses are discussed below.
Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers (including associated hardware costs) and the cost of author royalties. Cost of software license fees decreased $4.3 million or 41.2% during the first quarter of 2009 to $6.1 million from $10.4 million in the first quarter of 2008. The decrease in cost of software license fees was due to a $3.9 million capitalized software impairment charge recorded during the first quarter of 2008 associated with the 2008 restructuring initiative and a decrease in hardware costs. As a percentage of software license fees, cost of software license fees was 9.9% in the first quarter of 2009 compared to 21.9% in the first quarter of 2008. The decline was primarily due to the decrease in costs as discussed above.
Cost of maintenance fees consists of the direct costs allocated to maintenance and product support such as helpdesk and technical support. Customers who subscribe to maintenance are also eligible to receive the benefit of new releases as well as technical support. Cost of maintenance fees increased $500,000 or 4.7% during the first quarter of 2009 to $12.0 million from $11.5 million in the first quarter of 2008. The increase was primarily due to higher compensation and benefit costs associated with the increased customer support required for the growth in our international operations. As a percentage of maintenance fees, cost of maintenance fees were 9.5% and 10.1% in the first quarter of 2009 and 2008, respectively.
Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Also included are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support all technology initiatives. As a percentage of product revenue, costs of technology development and support were 12.0% and 18.2% in the first quarter of 2009 and 2008, respectively.
Capitalization of internally developed software products begins when technological feasibility of the product is established. Total technology development and support costs incurred internally and capitalized in the first quarter of 2009 and 2008 were as follows (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Technology development and support costs incurred	$25,059	$33,048
Capitalized technology development and support costs	(2,489)	(3,719)

Technology development and support costs reported	$22,570	$29,329

Before the capitalization of internally developed software products, total technology development and support costs decreased $7.9 million or 24.2% during the first quarter of 2009 to $25.1 million from $33.0 million in the first quarter of 2008. The decrease in expense was primarily due to lower compensation and benefit costs resulting from employee headcount reductions as part of the restructuring program initiated during the first quarter of 2008 (see Note 7 to the Condensed Consolidated Financial Statements).

COMPUWARE CORPORATION AND SUBSIDIARIES
Sales and marketing costs consist primarily of personnel related costs associated with product sales, sales support and marketing for all our product offerings. Sales and marketing costs decreased $3.4 million or 5.3% during the first quarter of 2009 to $61.3 million from $64.7 million in the first quarter of 2008. The decrease in sales and marketing costs was primarily attributable to a decrease in compensation and benefit costs resulting from employee headcount reductions as part of the restructuring program initiated during the first quarter of 2008 (see Note 7 to the Condensed Consolidated Financial Statements), partially offset by an increase in bonus and commission costs associated with the stronger financial results in the first quarter of 2009 compared to the first quarter of 2008.
As a percentage of product revenue, sales and marketing costs were 32.6% and 40.2% in the first quarter of 2009 and 2008, respectively.
PROFESSIONAL SERVICES SEGMENT
Financial information for the professional services segment is as follows (in thousands):

	Three Months Ended
	June 30, *
	2008	2007
Revenue	$101,832	$108,783
Expenses	93,510	94,894

Professional services segment contribution	$8,322	$13,889

*	The professional services segment and the application services segments are combined and reported as professional services on the Condensed Consolidated Statement of Operations included in this report.
During the first quarter of 2009, the professional services segment generated a contribution margin of 8.2%, compared to 12.8% during the first quarter of 2008. The decline in contribution margin was primarily due to higher costs associated with the investment in personnel for our Solutions Delivery Group (“SDG”) during the first quarter of 2009. SDG focuses on providing professional services associated with our product solutions. Our strategy going forward will be to reduce our reliance on low margin professional service contracts in certain locations and increase the professional services projects within the SDG with the intent of improving our contribution margin.
Professional Services Segment Revenue
We offer a broad range of IT services to help businesses make the most of their IT assets. Some of these services include outsourcing and co-sourcing, application management, product solutions, project management, enterprise resource planning and customer relationship management services. Professional services segment revenue decreased $7.0 million or 6.4% during the first quarter of 2009 to $101.8 million compared to $108.8 million in the first quarter of 2008.

COMPUWARE CORPORATION AND SUBSIDIARIES
During the first quarter of 2009, we transitioned the employment of 170 of our professional services staff to a customer (see “Administrative and General Expenses” within this section for more details) resulting in a $2.8 million decline in professional services revenue in the first quarter of 2009 compared to the first quarter of 2008. The total revenue loss for 2009 as compared to 2008 associated with this transition is expected to be approximately $17 million.
The remaining decrease in revenue was primarily due to a local government contract that expired on October 31, 2007 and was not renewed.
Professional services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2008	2007
United States	$82,617	$91,272
Europe and Africa	16,762	16,122
Other international operations	2,453	1,389

Total professional services segment revenue	$101,832	$108,783

Professional Services Segment Expenses
Professional services segment expenses consist primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Professional services segment expense decreased $1.4 million or 1.5% during the first quarter of 2009 to $93.5 million from $94.9 million in the first quarter of 2008. The decrease in expenses was primarily attributable to lower compensation and benefit costs due to the transition of 170 professional services staff to a customer (see “Professional Services Segment Revenue” for more details) and additional reductions in employee headcount as management continues to align headcount with customer demand for our services partially offset by increases in costs associated with our investment in SDG personnel.

COMPUWARE CORPORATION AND SUBSIDIARIES
APPLICATION SERVICES SEGMENT
Our application services, which are marketed under the brand name “Covisint”, provide a software-as-a-service platform that enables industries and business communities to securely integrate vital information and processes across users, business partners, customers, vendors and suppliers.
Financial information for the application services segment is as follows (in thousands):

	Three Months Ended
	June 30, *
	2008	2007
Revenue	$8,787	$9,594
Expenses	10,312	9,183

Application services segment contribution (loss)	$(1,525)	$411

*	The professional services segment and the application services segments are combined and reported as professional services on the Condensed Consolidated Statement of Operations included in this report.
During the first quarter of 2009, the application services segment generated a negative contribution margin of 17.4%, compared to a contribution margin of 4.3% during the first quarter of 2008. The decline in contribution margin was a result of both a decrease in revenue and an increase in personnel costs as described below.
Application Services Segment Revenue
Application services segment revenue decreased $800,000 or 8.4% during the first quarter of 2009 to $8.8 million from $9.6 million in the first quarter of 2008. The decrease in revenue was primarily a result of decreased customer spending within the automotive sector.
Application services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2008	2007
United States	$7,274	$8,448
Europe and Africa	872	647
Other international operations	641	499

Total application services segment revenue	$8,787	$9,594

Application Services Segment Expenses
Application services segment expenses consist primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Application services segment expenses increased $1.1 million or 12.3% during the first quarter of 2009 to $10.3 million from $9.2 million in the first quarter of 2008. The increase in expense was primarily due to higher compensation and benefit costs due to increases in employee headcount in order to support the expansion of Covisint into the healthcare industry.

COMPUWARE CORPORATION AND SUBSIDIARIES
CORPORATE AND OTHER EXPENSES
Administrative and general expenses consist primarily of costs associated with the corporate executive, finance, human resources, administrative, legal, communications and investor relations departments. In addition, administrative and general expenses include all facility-related costs, such as rent, building depreciation, maintenance and utilities, associated with worldwide sales, professional services and software development offices. Administrative and general expenses decreased $4.3 million or 9.3% during the first quarter of 2009 to $41.1 million from $45.4 million during the first quarter of 2008. The decrease in cost was primarily attributable to a one-time $5.6 million net gain recorded during the first quarter of 2009 as we transitioned the employment of 170 of our professional services staff to a customer (see Note 1 of the Condensed Consolidated Financial Statements and “Professional Services Segment Revenue” within this section for more details). This was partially offset by an increase in bonus expense due to the stronger financial results in the first quarter of 2009 compared to the first quarter of 2008.
Other income, net (“other income”) consists primarily of interest income realized from investments, interest earned on deferred customer receivables, and income generated from our investment in a partially owned company. Other income decreased $2.5 million or 43.1% during the first quarter of 2009 to $3.2 million from $5.7 million in the first quarter of 2008. The decrease in other income was primarily attributable to a decline in investment interest income resulting from a lower average cash equivalent and investment balance and lower interest rates throughout the first quarter of 2009 compared to the first quarter of 2008. We expect interest income to continue declining as a result of the use of cash and investments for future stock repurchases.
Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax provision was $19.4 million in the first quarter of 2009 and $3.5 million in the first quarter of 2008 representing an effective tax rate of 36% and 95%, respectively.
The decrease in the effective tax rate was primarily due to an additional $2.1 million charge incurred during the first quarter of 2008 relating to a tax receivable recorded in the fourth quarter of 2007. The tax receivable had included an interest income component which was subject to income taxes, but for which the Company had not recorded a tax provision as of March 31, 2007.
RESTRUCTURING COSTS AND ACCRUAL
In the first quarter of 2009, we incurred a restructuring charge of $682,000 (as discussed in Note 7 to the Condensed Consolidated Financial Statements). We will continue to evaluate our business processes to identify opportunities to streamline operations and reduce costs, which may result in additional restructuring charges.

COMPUWARE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION OF CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2008. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2008 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2008.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2008, cash and cash equivalents and investments totaled approximately $272.9 million, compared to $286.4 million at March 31, 2008.
Net cash provided by operating activities:
Net cash provided by operating activities during the first quarter of 2009 was $47.8 million, an increase of $10 million from the first quarter of 2008. The increase was due to lower employee payroll and benefit related disbursements of approximately $22 million primarily resulting from the cost savings achieved through our 2008 restructuring initiatives and due to the payment of a $5 million litigation settlement in the first quarter of 2008. The increase was partially offset by an increase in bonus and commission disbursements of $15 million due to our improved operating results and a decrease in investment interest income received during the first quarter of 2009 due to our continuing use of funds to repurchase our common shares and to a lower yield on our investment portfolio.
The Condensed Consolidated Statements of Cash Flows included in this report compute net cash from operating activities using the indirect cash flow method. Therefore non-cash adjustments and net changes in assets and liabilities (net of the effects of acquisitions and currency fluctuations) are adjusted from net income to derive net cash from operating activities.
Changes in accounts receivable and deferred revenue have typically had the largest impact on the reconciliation of net income to compute cash flows from operating activities as we allow for deferred payment terms on multi-year products contracts.
The significant changes in our reconciliation of net income to derive net cash from operating activities from June 30, 2008 as compared to June 30, 2007 were as follows:
(1)	decrease in the net change of accounts receivable of $22.8 million was primarily due to an increase in multi-year products deals that had deferred payment terms;
(2)	decrease in the net change of accounts payable and accrued expenses of $12.3 million was primarily due to the establishment of restructuring accruals in the first quarter of 2008 as a result of the 2008 restructuring initiatives.

COMPUWARE CORPORATION AND SUBSIDIARIES
(3)	increase in the net change of income taxes of $11.3 million was primarily due to income taxes payable associated with the increase in net income in the first quarter of 2009 compared to 2008; and

(4)	decrease in impairment charges for property and equipment and capitalized software of $6.2 million which were recorded in the first quarter of 2008 as a result of the 2008 restructuring initiatives.
As of June 30, 2008, $5.0 million was accrued related to restructuring actions (see Note 7 of the Notes to Condensed Consolidated Financial Statements included in this report). We continue to review the impact of these actions and will, based on future results of operations, determine if additional actions are needed. The total amount of any potential future charges for such actions will depend upon the nature, timing and extent of those actions.
We believe our existing cash resources and cash flow from operations will be sufficient to meet operating cash needs for the foreseeable future.
Net cash provided by investing activities:
Net cash provided by investing activities during the first quarter of 2009 was $8.7 million, a decrease of $25.7 million from the first quarter of 2008. The decrease was primarily due to a $29 million decline in the amount of investments liquidated in the first quarter of 2009 compared to the first quarter of 2008. The sale of our investments is primarily being used to fund the stock repurchase initiative.
During the first quarter of 2009 and 2008, capital expenditures for property and equipment and capitalized research and software development totaled $5.2 million and $8.5 million, respectively.
We also continue to evaluate business acquisition opportunities that fit our strategic plans.
Net cash provided by (used in) financing activities:
Net cash used in financing activities during the first quarter of 2009 was $56.6 million compared to net cash provided by financing activities of $4.7 million during the first quarter of 2008.
The decrease of $61.3 million from the first quarter of 2008 was primarily due to a decrease of $57 million in net proceeds from the exercise of employee stock options and a $3.7 million increase in our repurchases of our common stock during the first quarter of 2009 compared to the first quarter of 2008.
Since May 2003, the Board of Directors has authorized the repurchase of a total of $1.7 billion of our common stock under a Discretionary Plan. Purchases of common stock under the Discretionary Plan may occur on the open market, or through negotiated or block transactions based upon market and business conditions, subject to applicable legal limitations. During the first quarter of 2009, we repurchased approximately 6.0 million shares of our common stock at an average price of $9.84 per share for a total of $58.9 million. As of June 30, 2008, approximately $670.5 million remains authorized for future purchases. We intend to continue repurchasing shares under the Discretionary Plan, funded primarily through our operating cash flow and, if needed, funds from our existing credit facility. Our long-term goal is to reduce our outstanding common share count to approximately 200 million shares. We do not anticipate any significant changes in our approach to the repurchase program. However, we reserve the right to change the timing and volume of our repurchases at any time without notice. The maximum

COMPUWARE CORPORATION AND SUBSIDIARIES
amount of repurchase activity under the Discretionary Plan, excluding block purchases and negotiated transactions, continues to be limited on a daily basis to 25% of the average daily trading volume of our common stock during the previous four week period. In addition, no purchases are made during our self-imposed trading black-out periods in which the Company and our insiders are prohibited from trading in our common shares. Our standard quarterly black-out period commences fifteen days prior to the end of each quarter and terminates the day following the public release of our earnings.
The Company has a credit facility with Comerica Bank and other lenders to provide additional leverage for the Company if needed. The credit facility provides for a revolving line of credit in the amount of $150 million and expires on November 1, 2012. The credit facility also permits us to increase the facility by an additional $150 million, subject to receiving further commitments from lenders and certain other conditions. The credit facility also limits additional borrowing outside of the facility to $250 million. No borrowings have occurred under this credit facility.
Recently Issued Accounting Pronouncements
See Note 1 to the Condensed Consolidated Financial Statements for recently issued accounting pronouncements that could affect the Company.
CONTRACTUAL OBLIGATIONS
Our contractual obligations are described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended March 31, 2008. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business since the end of fiscal 2008.

COMPUWARE CORPORATION AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. There have been no material changes to our foreign exchange risk management strategy or our investment standards subsequent to March 31, 2008, therefore the market risks remain substantially unchanged since we filed the Annual Report on Form 10-K for the fiscal year ending March 31, 2008.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, to cause information required to be disclosed in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required financial disclosure.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

COMPUWARE CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 1A. Risk Factors
Other than the risk factor added below, there have been no material changes to the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended March 31, 2008.
The continuing uncertainty in the United States and global economies may reduce demand for our software products, professional services and application services, which may negatively affect our revenues and operating results.
Our revenues and profitability depend on the overall demand for our software products, professional services and application services. Regional and global economic change and uncertainty have resulted in companies reassessing their spending for technology projects. We believe that a further deterioration in the current business climate within the United States and/or other geographic regions in which we operate could have a negative impact on our revenue and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth, the repurchases of common stock for the quarter ended June 30, 2008:

				Approximate dollar
				value of shares
			Total number of	that may yet be
		Average	shares purchased	purchased under
	Total number of	price paid	as part of publicly	the plan or
Period	shares purchased	per share	announced plans	program (a)
For the month ended April 30, 2008				$729,433,000

For the month ended May 31, 2008	3,858,000	$9.90	3,858,000	691,241,000

For the month ended June 30, 2008	2,125,000	9.74	2,125,000	670,542,000

Total	5,983,000	$9.84	5,983,000

(a)	Since May 2003, the Board of Directors has authorized the repurchase of a total of $1.7 billion of our common stock under a Discretionary Plan. Our purchases of stock may occur on the open market or in negotiated or block transactions based upon market and business conditions. Unless terminated earlier by resolution of our Board of Directors, the discretionary share repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder. We do not anticipate any significant changes in our approach to the repurchase program. The maximum amount of repurchase activity under the discretionary program continues to be limited on a daily basis to 25% of the average daily trading volume of our common stock during the

COMPUWARE CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION

previous four week period. In addition, no purchases are made during our self-imposed trading black-out periods in which the Company and our insiders are prohibited from trading in our common shares. The black-out periods covering the first quarter of 2009 were March 17, 2008 through May 16, 2008 and June 17, 2008 through July 24, 2008 (see Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more details on our stock repurchase program).
Item 6. Exhibits

Exhibit
Number	Description of Document

10.106	Form of Stock Option Agreement (3-Year Version) (incorporated by reference from the Company’s Form 8-K filed on April 25, 2008)

10.107	Form of Stock Option Agreement (5-Year Version) (incorporated by reference from the Company’s Form 8-K filed on April 25, 2008)

10.109	Form of Compuware Executive Incentive Plan — Corporate as of April 30, 2008 (1)

15	Independent Registered Public Accounting Firm’s Awareness Letter (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. (1)

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act. (1)

(1)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUWARE CORPORATION
Date: August 7, 2008	By:	/s/ Peter Karmanos, Jr.
Peter Karmanos, Jr.
Chief Executive Officer (duly authorized officer)

Date: August 7, 2008	By:	/s/ Laura L. Fournier
Laura L. Fournier
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)