Form 10-Q
period 2008-09-30
COMPUWARE CORP
filed 2008-11-07
CIK 859014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                    .
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
As of October 31, 2008, there were outstanding 246,494,673 shares of Common Stock, par value $.01, of the registrant.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	September 30,	March 31,
	2008	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$161,323	$215,943
Investments	10,813	70,474
Accounts receivable, net	424,718	535,094
Deferred tax asset, net	35,355	44,374
Income taxes refundable	3,472	3,746
Prepaid expenses and other current assets	29,376	49,285

Total current assets	665,057	918,916

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	355,978	365,691

CAPITALIZED SOFTWARE, LESS ACCUMULATED AMORTIZATION	55,770	61,653

OTHER:
Accounts receivable	267,389	244,388
Deferred tax asset, net	33,789	35,851
Goodwill	353,393	356,267
Other	34,435	35,791

Total other assets	689,006	672,297

TOTAL ASSETS	$1,765,811	$2,018,557

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$22,499	$18,772
Accrued expenses	102,529	148,268
Income taxes payable	2,145	4,976
Deferred revenue	405,622	472,864

Total current liabilities	532,795	644,880

DEFERRED REVENUE	371,220	399,548

ACCRUED EXPENSES	19,758	19,513

DEFERRED TAX LIABILITY, NET	20,992	27,585

Total liabilities	944,765	1,091,526

SHAREHOLDERS’ EQUITY:
Common stock	2,465	2,616
Additional paid-in capital	625,316	643,544
Retained earnings	182,547	261,754
Accumulated other comprehensive income	10,718	19,117

Total shareholders’ equity	821,046	927,031

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,765,811	$2,018,557

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES:
Software license fees	$42,251	$70,016	$103,693	$117,287
Maintenance fees	124,717	116,296	251,244	230,037
Professional services fees	102,877	115,659	213,496	234,036

Total revenues	269,845	301,971	568,433	581,360

OPERATING EXPENSES:
Cost of software license fees	6,253	6,609	12,343	16,975
Cost of maintenance fees	11,332	10,206	23,326	21,658
Cost of professional services	98,973	101,970	202,795	206,047
Technology development and support	22,938	24,170	45,508	53,498
Sales and marketing	58,353	65,456	119,680	130,188
Administrative and general	42,474	42,874	83,618	88,254
Restructuring costs	2,231	18,731	2,913	34,751

Total operating expenses	242,554	270,016	490,183	551,371

INCOME FROM OPERATIONS	27,291	31,955	78,250	29,989

OTHER INCOME, NET	3,046	5,427	6,267	11,086

INCOME BEFORE INCOME TAXES	30,337	37,382	84,517	41,075

INCOME TAX PROVISION (BENEFIT)	8,755	(34)	28,203	3,470

NET INCOME	$21,582	$37,416	$56,314	$37,605

Basic earnings per share	$0.09	$0.13	$0.22	$0.13

Diluted earnings per share	$0.08	$0.13	$0.22	$0.13

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2008	2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$56,314	$37,605
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	27,072	27,554
Property and equipment impairment	662	3,079
Capitalized software impairment		3,873
Acquisition tax benefits	2,622	2,621
Stock option compensation	7,900	7,183
Deferred income taxes	2,597	(3,634)
Other	410	815
Net change in assets and liabilities, net of effects from acquisitions and currency fluctuations:
Accounts receivable	54,314	39,425
Prepaid expenses and other current assets	18,214	12,762
Other assets	(3,992)	3,652
Accounts payable and accrued expenses	(35,600)	(24,657)
Deferred revenue	(61,346)	(53,760)
Income taxes	(2,701)	(4,045)

Net cash provided by operating activities	66,466	52,473

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of:
Property and equipment	(4,922)	(6,691)
Capitalized software	(6,090)	(7,889)
Investment proceeds	59,402	71,375

Net cash provided by investing activities	48,390	56,795

CASH FLOWS USED IN FINANCING ACTIVITIES:
Net proceeds from exercise of stock options including excess tax benefits	11,163	64,379
Contribution to stock purchase plans	1,674	2,230
Repurchase of common stock	(174,186)	(227,695)

Net cash used in financing activities	(161,349)	(161,086)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,127)	6,791

NET DECREASE IN CASH AND CASH EQUIVALENTS	(54,620)	(45,027)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	215,943	260,681

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$161,323	$215,654

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended September 30, 2008
(Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at September 30, 2008, final amounts may differ from these estimates.
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
Revenue Recognition — The Company earns revenue from licensing software products, providing maintenance and support for those products and rendering professional services. The Company’s revenue recognition policies are in accordance with U.S. GAAP, including Statements of Position 97-2 “Software Revenue Recognition” and 98-9 “Modification of SOP 97-2, ‘Software Revenue Recognition,’ With Respect to Certain Transactions”, Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104 and Emerging Issues Task Force Issue 00-21 “Revenue Arrangements with Multiple Deliverables”. Accordingly, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.
Software license fees - The Company’s software license agreements provide its customers with a right to use its software perpetually (perpetual licenses) or during a defined term (term licenses).
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

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended September 30, 2008
(Unaudited)
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
Maintenance fees - The Company’s maintenance agreements provide for technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released during the maintenance period. The first year of maintenance is included with all license agreements. Maintenance revenue is recognized ratably over the term of the maintenance arrangements, which primarily range from one to five years.
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
Quarter Ended September 30, 2008
(Unaudited)
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
Goodwill and Other Intangibles — Goodwill for each business segment and those intangible assets with indefinite lives are tested for impairment annually and/or when events or circumstances indicate that their fair value may have been reduced below carrying value. The Company evaluated its goodwill and indefinite lived intangibles as of March 31, 2008 and determined there was no impairment.
Income Taxes — The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.
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
Quarter Ended September 30, 2008
(Unaudited)
Interest and penalties related to income tax liabilities are included in income tax expense.
Recently Issued Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS No. 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008. Because SFAS No. 161 applies only to financial statement disclosures, it will not have any impact on the Company’s consolidated results of operations and financial condition.
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
In February 2008, the FASB issued FASB Staff Position No. FAS 157–2, “Effective Date of FASB Statement No. 157” (“SFAS No. 157”), which provides a one year deferral of the effective date of SFAS 157 for non–financial assets and non–financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended September 30, 2008
(Unaudited)
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
The Company measures the following two financial liabilities at fair value on a recurring basis in accordance with SFAS No. 157 as of September 30, 2008: (1) the director phantom stock plan liability of $6.7 million using level 1 inputs and (2) forward foreign exchange contract liabilities of $488,000 using level 2 inputs.
Employee Transition Agreement – In the first quarter of fiscal 2009, the Company transitioned the employment of 170 of its professional services staff to a customer for $6.5 million resulting in the Company recording a one-time $5.6 million net gain against “administrative and general” expense in the Condensed Consolidated Statements of Operations. The $6.5 million was fully collected as of September 30, 2008.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended September 30, 2008
(Unaudited)
Note 2 — Computation of Earnings per Common Share
Earnings per common share data were computed as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
BASIC EARNINGS PER SHARE:
Numerator: Net income	$21,582	$37,416	$56,314	$37,605

Denominator:
Weighted-average common shares outstanding	252,394	294,321	256,024	298,122

Basic earnings per share	$0.09	$0.13	$0.22	$0.13

DILUTED EARNINGS PER SHARE:
Numerator: Net income	$21,582	$37,416	$56,314	$37,605

Denominator:
Weighted-average common shares outstanding	252,394	294,321	256,024	298,122
Dilutive effect of stock options	5,221	1,116	4,428	2,239

Total shares	257,615	295,437	260,452	300,361

Diluted earnings per share	$0.08	$0.13	$0.22	$0.13

During the three and six months ended September 30, 2008, stock options to purchase a total of approximately 5,951,000 and 6,162,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive. During the three and six months ended September 30, 2007, stock options to purchase a total of approximately 26,829,000 and 13,259,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.
Note 3 — Comprehensive Income
Other comprehensive income includes foreign currency translation gains and losses that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$21,582	$37,416	$56,314	$37,605
Foreign currency translation adjustment, net of tax	(9,323)	5,724	(8,399)	9,198

Total comprehensive income	$12,259	$43,140	$47,915	$46,803

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended September 30, 2008
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
A summary of option activity under the Company’s stock-based compensation plans as of September 30, 2008, and changes during the six months then ended is presented below (shares and intrinsic value in thousands):

	Six Months Ended
	September 30, 2008
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term in Years	Value
Options outstanding as of March 31, 2008	34,289	$12.69
Granted	9,710	7.75
Exercised	(1,335)	7.87
Forfeited	(307)	8.19
Cancelled/expired	(6,182)	23.94

Options outstanding as of September 30, 2008	36,175	$9.71	5.06	$45,247

Options vested and expected to vest, net of estimated forfeitures, as of September 30, 2008	33,459	$9.84	4.72	$40,362

Options exercisable as of September 30, 2008	21,830	$10.90	2.49	$18,079
The total fair value of shares vested and the total intrinsic value of options exercised were as follows (intrinsic values in thousands):

	Six Months Ended
	September 30,
	2008	2007
Fair value of shares vested	$3.88	$5.12
Intrinsic value of options exercised	3,903	16,192
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
Quarter Ended September 30, 2008
(Unaudited)
The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Six Months Ended
	September 30,
	2008	2007
Expected volatility	54.39%	59.21%
Risk-free interest rate	3.25%	4.79%
Expected lives at date of grant (in years)	6.4	6.7
Weighted-average fair value of the options granted	$4.30	$6.84
Dividend yields were not a factor in determining fair value of stock options granted as the Company has never issued cash dividends and does not anticipate issuing cash dividends in the future.
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Stock-based compensation classified as:

Cost of software license fees				$1
Cost of maintenance fees	$121	$71	$187	139
Cost of professional services	1,598	336	1,984	672
Technology development and support	244	168	366	342
Sales and marketing	1,527	690	2,245	1,132
Administrative and general	1,178	350	2,212	780
Restructuring costs	906	3,995	906	4,117

Total stock-based compensation expense before income taxes	5,574	5,610	7,900	7,183

Income tax benefit	(2,018)	(1,953)	(2,867)	(2,489)

Total stock-based compensation expense after income taxes	$3,556	$3,657	$5,033	$4,694

As of September 30, 2008, $39.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options is expected to be recognized over a weighted-average period of approximately 3.34 years.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended September 30, 2008
(Unaudited)
Note 5 – Goodwill and Intangible Assets
The components of the Company’s intangible assets were as follows (in thousands):

	September 30, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Unamortized intangible assets:
Trademarks (1)	$5,946		$5,946

Amortized intangible assets:
Capitalized software (2)	$346,491	$(290,721)	$55,770
Customer relationship agreements (3)	13,925	(9,766)	4,159
Non-compete agreements (3)	2,602	(2,493)	109
Other (4)	6,875	(6,517)	358

Total amortized intangible assets	$369,893	$(309,497)	$60,396

	March 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Unamortized intangible assets:
Trademarks (1)	$5,984		$5,984

Amortized intangible assets:
Capitalized software (2)	$341,127	$(279,474)	$61,653
Customer relationship agreements (3)	14,270	(8,482)	5,788
Non-compete agreements (3)	2,948	(2,660)	288
Other (4)	6,891	(6,396)	495

Total amortized intangible assets	$365,236	$(297,012)	$68,224

(1)	Certain trademarks were acquired as part of the Covisint, LLC and Changepoint Corporation acquisitions in fiscal 2004 and 2005. These trademarks are deemed to have an indefinite life and therefore are not being amortized.

(2)	Amortization and impairments of capitalized software are primarily included in “Cost of Software License Fees” in the Condensed Consolidated Statements of Operations. Capitalized software is generally amortized over five years.

(3)	Customer relationship agreements and non-compete agreements were acquired as part of past acquisitions. The customer relationship agreements are being amortized over periods up to five years. The non-compete agreements are being amortized over periods up to three years.

(4)	Other amortized intangible assets include trademarks associated with product acquisitions and are being amortized over periods up to ten years.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended September 30, 2008
(Unaudited)
Changes in the carrying amounts of goodwill are summarized as follows (in thousands):

		Professional	Application
	Products	Services	Services	Total
Goodwill
Balance at March 31, 2008, net	$202,502	$142,294	$11,471	$356,267
Adjustments to previously recorded purchase price (1)	(371)		61	(310)
Effect of foreign currency translation	(2,012)	(552)		(2,564)

Balance at September 30, 2008, net	$200,119	$141,742	$11,532	$353,393

(1)	The adjustment to goodwill primarily relates to pre-acquisition tax contingency adjustments.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended September 30, 2008
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
Financial information for the Company’s business segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Products:
Mainframe	$108,801	$110,484	$231,290	$213,721
Distributed systems	58,167	75,828	123,647	133,603

Total product revenue	166,968	186,312	354,937	347,324
Professional services	94,314	106,361	196,146	215,144
Application services	8,563	9,298	17,350	18,892

Total revenues	$269,845	$301,971	$568,433	$581,360

Income (loss) from operations:
Products	$68,092	$79,871	$154,080	$125,005
Professional services	4,854	13,804	13,176	27,693
Application services	(950)	(115)	(2,475)	296

Subtotal	71,996	93,560	164,781	152,994
Corporate expenses	(42,474)	(42,874)	(83,618)	(88,254)
Restructuring costs	(2,231)	(18,731)	(2,913)	(34,751)

Income from operations	27,291	31,955	78,250	29,989
Other income, net	3,046	5,427	6,267	11,086

Income before income taxes	$30,337	$37,382	$84,517	$41,075

Financial information regarding geographic operations is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
United States	$168,192	$194,643	$357,394	$379,773
Europe and Africa	73,498	77,744	152,794	147,680
Other international operations	28,155	29,584	58,245	53,907

Total revenues	$269,845	$301,971	$568,433	$581,360

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended September 30, 2008
(Unaudited)
Note 7 — Restructuring Accrual
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
In the first six months of fiscal 2009, the Company incurred restructuring charges of $2.9 million primarily related to the professional services segment. Employee termination benefits accounted for $2.2 million of the charge as professional services management positions were eliminated and personnel were terminated. In addition, full or partial closing of four offices occurred resulting in a lease abandonment charge of $500,000. The remaining facilities charge primarily related to changes in sublease income assumptions associated with lease facilities that were abandoned in previous restructuring initiatives.
Management continues to evaluate the Company’s business processes to identify operating efficiencies with the goal of reducing operating expenses. As part of these efforts, during the last week of October 2008, the Company terminated or identified for termination approximately 300 employees primarily within our professional services, technology and corporate administrative functions. These actions will result in additional restructuring charges of approximately $5 million in the third quarter of fiscal 2009.
The following table summarizes the restructuring accrual as of March 31, 2008, and changes to the accrual during the first six months of fiscal 2009 (in thousands):

		Expensed	Paid
	Accrual	during the	during the	Accrual
	balance at	six months ended	six months ended	balance at
	March 31,	September 30,	September 30,	September 30,
	2008	2008	2008	2008
Employee termination benefits	$2,655	$2,160	$(2,777)	$2,038
Facilities costs (primarily lease abandonments)	4,716	739	(2,240)	3,215
Other	85	14	(82)	17

Total	$7,456	$2,913	$(5,099)	$5,270

As of September 30, 2008, $3.8 million of the restructuring accrual is recorded in current “accrued expenses” with the remaining balance of $1.5 million recorded in long-term “accrued expenses” in the Condensed Consolidated Balance Sheets.
The accruals for employee termination benefits at September 30, 2008 primarily represent the amounts to be paid to employees that have been terminated as a result of initiatives described above.
The accruals for facilities costs at September 30, 2008 represent the remaining fair value of lease obligations for exited and demised locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2012. Projected sublease income is based on management’s estimates, which are subject to change.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended September 30, 2008
(Unaudited)
Note 8 — Debt
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
Any borrowings under the credit facility bear interest at the prime rate or the Eurodollar rate plus the applicable margin (based on the level of maximum total debt to EBITDA ratio), at the Company’s option. The Company pays a quarterly facility fee on the credit facility based on the applicable margin grid. The Company has never used the credit facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Compuware Corporation
Detroit, Michigan
We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the “Company”) as of September 30, 2008, and the related condensed consolidated statements of operations for the three-month and six-month periods ended September 30, 2008 and 2007, and of cash flows for the six-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
November 5, 2008

COMPUWARE CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
The following discussion contains certain forward-looking statements within the meaning of the federal securities laws. When we use words such as “may”, “might”, “will”, “should”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, “predict”, “forecast”, “projected”, “intend” or similar expressions, or make statements regarding our future plans, objectives or expectations, we are making forward-looking statements. Numerous important factors, risks and uncertainties affect our operating results and could cause actual results to differ materially from the results implied by these or any other forward-looking statements made by us, or on our behalf.
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
•	The majority of our software products revenue is dependent on our customers’ continued use of International Business Machines Corp. (“IBM”) and IBM-compatible products.

•	Our software product revenue is dependent on the acceptance of our pricing structure for software licenses and maintenance.

•	Our strategy to package products and services as a single offering may not be accepted by our customers, negatively impacting our revenue.

•	The continuing uncertainty in the United States and global economies may reduce demand for our software products, professional services and application services, which may negatively affect our revenues and operating results.

•	We may fail to achieve our forecasted financial results due to inaccurate sales forecasts or other factors.

•	If we fail to achieve the results we expect from our expense reduction program, our results of operations and financial condition may be adversely affected.

•	Our software and technology may infringe the proprietary rights of others, which may require us to enter into royalty arrangements or result in costly litigation.

•	Our results could be adversely affected if our operating margin or operating margin percentage decline.

COMPUWARE CORPORATION AND SUBSIDIARIES
•	Our results could be adversely affected by increased competition, pricing pressures and technological changes.

•	The market for professional services is highly competitive, fragmented and characterized by low barriers to entry.

•	The market for application services is in its early stages with emerging competitors. As the market matures, competition may increase and could have a negative impact on our results of operations.

•	We must develop or acquire product enhancements and new products to succeed.

•	Acquisitions may be difficult to integrate, disrupt our business or divert the attention of our management and may result in financial results that are different than expected.

•	We are exposed to exchange rate risks on foreign currencies and to other international risks, which may adversely affect our business and results of operations.

•	A further decline or consolidation in the U.S. domestic automotive manufacturing business could adversely affect our professional services and application services businesses.

•	Current laws may not adequately protect our proprietary rights.

•	The loss of certain key employees and technical personnel or our inability to hire additional qualified personnel could have a material adverse affect on our business.

•	Our quarterly financial results vary and may be adversely affected by a number of unpredictable factors.

•	Declines in our license commitments, increases in customer cancellations or currency fluctuations could lead to declines in our maintenance revenue.

•	Unanticipated changes in our operating results or effective tax rates, or exposure to additional income tax liabilities, could affect our profitability.

•	Our stock repurchase plan may be suspended or terminated at any time, which may result in a decrease in our stock price.

•	If the fair value of our long-lived assets deteriorated below their carrying value, recognition of an impairment loss would be required, which would adversely affect our financial results.

•	Acts of terrorism, acts of war and other unforeseen events may cause damage or disruption to us or our customers which could adversely affect our business, financial condition and operating results.

•	Our articles of incorporation, bylaws and rights agreement as well as certain provisions of Michigan law have anti-takeover effects that may deter hostile takeovers or delay or prevent changes in control or management, including transactions in which the stockholders of Compuware might otherwise receive a premium for their shares over the current market prices.

COMPUWARE CORPORATION AND SUBSIDIARIES
OVERVIEW
In this section, we discuss our results of operations on a segment basis for each of our three business segments in the technology industry: products, professional services and application services. We evaluate segment performance based primarily on segment contribution before corporate expenses. References to years are to fiscal years ended March 31. This discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes included elsewhere in this report and our annual report on Form 10-K for the fiscal year ended March 31, 2008, particularly “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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

COMPUWARE CORPORATION AND SUBSIDIARIES
Quarterly Update
The following occurred during the second quarter of 2009:
•	Realized a decrease in product contribution margin to 40.8% in the second quarter of 2009 from 42.9% in the second quarter of 2008 primarily due to the decline in distributed product revenue.

•	Realized a 23.3% decrease in distributed product revenue compared to the second quarter of 2008 primarily within our Vantage and Changepoint product lines.

•	Realized a 1.5% decrease in mainframe product revenue compared to the second quarter of 2008.

•	Repurchased approximately 10.7 million shares of our common stock at an average price of $11.09 per share.

•	Temporarily suspended the repurchase of our common stock and terminated our Rule 10b5-1 repurchase plan due to the instability in the credit market that occurred near the end of the quarter.

•	Released 3 mainframe and 7 distributed product updates designed to increase the productivity of the IT departments of our customers.
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

COMPUWARE CORPORATION AND SUBSIDIARIES
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain operational data from the Condensed Consolidated Statements of Operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

	Percentage of			Percentage of
	Total Revenues			Total Revenues
	Three Months Ended		Period-	Six Months Ended		Period-
	September 30, *		to-Period	September 30, *		to-Period
	2008	2007	Change	2008	2007	Change
REVENUE:
Software license fees	15.7%	23.2%	(39.7)%	18.2%	20.2%	(11.6)%
Maintenance fees	46.2	38.5	7.2	44.2	39.6	9.2
Professional services segment revenue	34.9	35.2	(11.3)	34.5	37.0	(8.8)
Application services segment revenue	3.2	3.1	(7.9)	3.1	3.2	(8.2)

Total revenues	100.0	100.0	(10.6)	100.0	100.0	(2.2)

OPERATING EXPENSES:
Cost of software license fees	2.3	2.2	(5.4)	2.2	2.9	(27.3)
Cost of maintenance fees	4.2	3.4	11.0	4.1	3.7	7.7
Professional services segment expenses	33.2	30.7	(3.3)	32.2	32.2	(2.4)
Application services segment expenses	3.5	3.0	1.1	3.5	3.2	6.6
Technology development and support	8.5	8.0	(5.1)	8.0	9.2	(14.9)
Sales and marketing	21.6	21.7	(10.9)	21.0	22.4	(8.1)
Administrative and general	15.8	14.2	(0.9)	14.7	15.2	(5.3)
Restructuring cost	0.8	6.2	(88.1)	0.5	6.0	(91.6)

Total operating expenses	89.9	89.4	(10.2)	86.2	94.8	(11.1)

Income from operations	10.1	10.6	(14.6)	13.8	5.2	160.9
Other income, net	1.1	1.8	(43.9)	1.1	1.9	(43.5)

Income before income taxes	11.2	12.4	(18.8)	14.9	7.1	105.8
Income tax provision	3.2	0.0	n/a	5.0	0.6	712.8

Net income	8.0%	12.4%	(42.3)%	9.9%	6.5%	49.8%

*	The professional services segment and the application services segment are combined and reported as professional services in the Condensed Consolidated Statement of Operations included within this report.

COMPUWARE CORPORATION AND SUBSIDIARIES
PRODUCTS SEGMENT
Financial information for the products segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$166,968	$186,312	$354,937	$347,324
Expenses	98,876	106,441	200,857	222,319

Product contribution	$68,092	$79,871	$154,080	$125,005

The products segment generated contribution margins of 40.8% and 42.9% during the second quarter of 2009 and 2008, respectively, and 43.4% and 36.0% for the first six months of 2009 and 2008, respectively. The decrease in margin for the second quarter of 2009 was primarily due to the decline in distributed product revenue. The increase in margin for the first six months of 2009 was due to both an increase in mainframe product revenue and a decrease in both technology development and support costs and sales and marketing expenses as described below.
Macroeconomic developments toward the end of the second quarter of 2009 affected demand for our software products across all product lines. Although we believe a significant amount of sales were delayed into the third and fourth quarters of fiscal 2009, there can be no assurance when, if ever, such delayed sales will close.
Products Segment Revenue
Revenue for the products segment is as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
Software License Fees
Mainframe	$21,431	$28,322	(24.3)%	$55,369	$50,457	9.7%
Distributed	20,820	41,694	(50.1)	48,324	66,830	(27.7)

Total Software License Fees	42,251	70,016	(39.7)	103,693	117,287	(11.6)

Maintenance Fees
Mainframe	87,370	82,162	6.3	175,921	163,264	7.8
Distributed	37,347	34,134	9.4	75,323	66,773	12.8

Total Maintenance Fees	124,717	116,296	7.2	251,244	230,037	9.2

Total Product Revenue
Mainframe	108,801	110,484	(1.5)	231,290	213,721	8.2
Distributed	58,167	75,828	(23.3)	123,647	133,603	(7.5)

Total Product Revenue	$166,968	$186,312	(10.4)%	$354,937	$347,324	2.2%

Our software products are designed to enhance the effectiveness of key disciplines throughout the IT organization from application development and delivery to service management and IT portfolio management supporting all major enterprise computing platforms. Product revenue, which consists of software license fees and maintenance fees, comprised 61.9% and 61.7% of total revenue during the second quarter of 2009 and 2008, respectively, and 62.4% and 59.8% of total revenue during the first six months of 2009 and 2008, respectively.

COMPUWARE CORPORATION AND SUBSIDIARIES
Software license fees
Software license fees (“license fees”) decreased $27.7 million or 39.7%, which included a positive impact from foreign currency fluctuations of $1.0 million, during the second quarter of 2009 to $42.3 million from $70.0 million during the second quarter of 2008 and decreased $13.6 million or 11.6%, which included a positive impact from foreign currency fluctuations of $3.7 million, during the first six months of 2009 to $103.7 million from $117.3 million during the first six months of 2008.
Distributed license fees for the second quarter and first six months of 2009 declined by $20.8 million and $18.5 million, respectively, and mainframe license fees for the second quarter of 2009 declined by $6.9 million and increased $4.9 million for the first six months of 2009.
The declines in software license fees for the second quarter and first six months of 2009 as compared to 2008 were primarily due to the late second quarter economic slowdown that impacted license transactions across all product lines. The first six months of 2009 declines were partially offset by increases in mainframe license fees resulting from existing customer capacity increases in the United States that occurred during the first quarter of 2009 and an increasing acceptance of our more flexible licensing options.
During the second quarter and first six months of 2009, for software license transactions (“transactions”) that are required to be recognized ratably, we deferred $14.6 million and $31.3 million, respectively, of license revenue relating to transactions that closed during the respective periods, and recognized $20.1 million and $44.0 million of previously deferred license revenue relating to transactions that closed and had been deferred prior to the beginning of the respective periods.
Maintenance fees
Maintenance fees increased $8.4 million or 7.2%, which included a positive impact from foreign currency fluctuations of $3.4 million, during the second quarter of 2009 to $124.7 million from $116.3 million during the second quarter of 2008, and increased $21.2 million or 9.2%, which included a positive impact from foreign currency fluctuations of $9.9 million, during the first six months of 2009 to $251.2 million from $230.0 million during the first six months of 2008. The increase relates primarily to the continued growth of our mainframe and distributed product base and maintaining a high rate of maintenance renewals.

COMPUWARE CORPORATION AND SUBSIDIARIES
Products segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
United States	$85,460	$98,236	$184,771	$183,646
Europe and Africa	56,544	60,906	118,206	114,073
Other international operations	24,964	27,170	51,960	49,605

Total product revenue	$166,968	$186,312	$354,937	$347,324

Products Segment Expenses
Products segment expenses include cost of software license fees, cost of maintenance fees, technology development and support costs and sales and marketing expenses. These expenses are discussed below.
Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers, including associated hardware costs, and the cost of author royalties. Cost of software license fees decreased $300,000 or 5.4% during the second quarter of 2009 to $6.3 million from $6.6 million in the second quarter of 2008 and for the first six months of 2009 decreased $4.7 million or 27.3% to $12.3 million from $17.0 million in the first six months of 2008. The decreases in cost of software license fees were due to a decline in hardware costs consistent with the decline in our Vantage product line license sales. The decline in the first six months of 2009 was further affected by a $3.9 million capitalized software impairment charge recorded during the first quarter of 2008 associated with the 2008 restructuring initiative. As a percentage of software license fees, cost of software license fees were 14.8% and 9.4% in the second quarter of 2009 and 2008, respectively, and 11.9% and 14.5% (including 3.3% from the impairment charge) in the first six months of 2009 and 2008, respectively. The increase for the second quarter of 2009 was primarily due to the decline in software license fees. The decline for the first six months of 2009 was primarily due to the capitalized software impairment charge as discussed above.
Cost of maintenance fees consists of the direct costs allocated to maintenance and product support such as helpdesk and technical support. Customers who subscribe to maintenance are also eligible to receive the benefit of new releases as well as technical support. Cost of maintenance fees increased $1.1 million or 11.0% during the second quarter of 2009 to $11.3 million from $10.2 million in the second quarter of 2008 and for the first six months of 2009 increased $1.6 million or 7.7% to $23.3 million from $21.7 million in the first six months of 2008. The increase was primarily due to higher compensation and benefit costs associated with the increased customer support required for the growth in our international operations. As a percentage of maintenance fees, cost of maintenance fees were 9.1% and 8.8% in the second quarter of 2009 and 2008, respectively, and 9.3% and 9.4% in the first six months of 2009 and 2008, respectively.
Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Also included are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support all technology initiatives. As a percentage of product revenue, costs of technology development and support were 13.7% and 13.0% in the second quarter of 2009 and 2008, respectively, and 12.8% and 15.4% in the first six months of 2009 and 2008, respectively.

COMPUWARE CORPORATION AND SUBSIDIARIES
Capitalization of internally developed software products begins when technological feasibility of the product is established. Total technology development and support costs incurred internally and capitalized in the second quarter and first six months of 2009 and 2008 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Technology development and support costs incurred	$25,650	$27,767	$50,709	$60,815
Capitalized technology development and support costs	(2,712)	(3,597)	(5,201)	(7,317)

Technology development and support costs reported	$22,938	$24,170	$45,508	$53,498

Before the capitalization of internally developed software products, total technology development and support costs decreased $2.1 million or 7.6% during the second quarter of 2009 to $25.7 million from $27.8 million in the second quarter of 2008 and for the first six months of 2009 decreased $10.1 million or 16.6% to $50.7 million from $60.8 million in the first six months of 2008. The decrease in expense was primarily due to lower compensation and benefit costs resulting from employee headcount reductions as part of the restructuring program initiated during the first six months of 2008 (see Note 7 to the Condensed Consolidated Financial Statements).
Sales and marketing costs consist primarily of personnel related costs associated with product sales, sales support and marketing for all our product offerings. Sales and marketing costs decreased $7.1 million or 10.9% during the second quarter of 2009 to $58.4 million from $65.5 million in the second quarter of 2008 and for the first six months of fiscal 2009 decreased $10.5 million or 8.1% to $119.7 million from $130.2 million in the first six months of fiscal 2008. The decrease in sales and marketing costs was primarily attributable to a decrease in compensation and benefit costs resulting from employee headcount reductions as part of the restructuring program initiated during the first six months of 2008 (see Note 7 to the Condensed Consolidated Financial Statements) and a decrease in commission costs due to the decline in software license sales in 2009.
As a percentage of product revenue, sales and marketing costs were 34.9% and 35.1% in the second quarter of 2009 and 2008, respectively, and 33.7% and 37.5% in the first six months of 2009 and 2008, respectively. The declines in our percentage of product revenue primarily resulted from the expense reductions discussed above.

COMPUWARE CORPORATION AND SUBSIDIARIES
PROFESSIONAL SERVICES SEGMENT
Financial information for the professional services segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, *		September 30, *
	2008	2007	2008	2007
Revenue	$94,314	$106,361	$196,146	$215,144
Expenses	89,460	92,557	182,970	187,451

Professional services segment contribution	$4,854	$13,804	$13,176	$27,693

*	The professional services segment and the application services segment are combined and reported as professional services in the Condensed Consolidated Statement of Operations included within this report.
During the second quarter of 2009, the professional services segment generated a contribution margin of 5.1%, compared to 13.0% during the second quarter of 2008 and 6.7% and 12.9% during the first six months of 2009 and 2008, respectively. The decline in contribution margin was primarily due to higher costs associated with the investment in personnel for our Solutions Delivery Group (“SDG”) during the first six months of 2009 and a decrease in staff utilization rates. SDG focuses on providing professional services associated with our product solutions. Our long-term strategy going forward will be to reduce our reliance on low margin professional services contracts and increase the professional services projects within SDG with the intent of improving our contribution margin.
Professional Services Segment Revenue
We offer a broad range of IT services to help businesses make the most of their IT assets. Some of these services include outsourcing and co-sourcing, application management, product solutions, project management, enterprise resource planning and customer relationship management services. Professional services segment revenue decreased $12.1 million or 11.3% during the second quarter of 2009 to $94.3 million compared to $106.4 million in the second quarter of 2008 and decreased $19.0 million or 8.8% for the first six months of 2009 to $196.1 million from $215.1 million in the first six months of 2008.
During the first quarter of 2009, we transitioned the employment of 170 of our professional services staff to a customer (see “Administrative and General Expenses” within this section for more details). This resulted in a decline in our professional services segment revenue during the second quarter and first six months of 2009 of $5.5 million and $9.4 million, respectively. The total revenue loss for 2009 as compared to 2008 associated with this transition is expected to be approximately $17 million.
The remaining decreases in the second quarter and first six months of 2009 revenue were primarily due to a local government contract expiring on October 31, 2007 that was not renewed and our election not to renew low margin contracts in certain locations.

COMPUWARE CORPORATION AND SUBSIDIARIES
Professional services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
United States	$75,593	$88,349	$158,212	$179,621
Europe and Africa	16,139	15,982	32,900	32,104
Other international operations	2,582	2,030	5,034	3,419

Total professional services segment revenue	$94,314	$106,361	$196,146	$215,144

Professional Services Segment Expenses
Professional services segment expenses consist primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Professional services segment expense decreased $3.1 million or 3.3% during the second quarter of 2009 to $89.5 million from $92.6 million in the second quarter of 2008 and decreased $4.5 million or 2.4% during the first six months of 2009 to $183.0 million from $187.5 million during the first six months of 2008. The decreases in expenses were primarily attributable to lower compensation and benefit costs due to the transition of 170 professional services staff to a customer (see “Professional Services Segment Revenue” for more details) and additional reductions in employee headcount as management continues to align headcount with customer demand for our services, partially offset by increases in costs associated with our investment in SDG personnel.

COMPUWARE CORPORATION AND SUBSIDIARIES
APPLICATION SERVICES SEGMENT
Our application services, which are marketed under the brand name “Covisint”, provide a software-as-a-service platform that enables industries and business communities to securely integrate vital information and processes across users, business partners, customers, vendors and suppliers.
Financial information for the application services segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, *		September 30, *
	2008	2007	2008	2007
Revenue	$8,563	$9,298	$17,350	$18,892
Expenses	9,513	9,413	19,825	18,596

Application services segment contribution (loss)	$(950)	$(115)	$(2,475)	$296

*	The professional services segment and the application services segment are combined and reported as professional services in the Condensed Consolidated Statement of Operations included within this report.
During the second quarter of 2009, the application services segment generated a negative contribution margin of 11.1%, compared to a negative contribution margin of 1.2% during the second quarter of 2008 and a negative contribution margin of 14.3% compared to a contribution margin of 1.6% during the first six months of 2009 and 2008, respectively. The decline in contribution margin relates to higher costs associated with the addition of personnel in order to continue our expansion of application services into the healthcare industry and declining revenue due to a decrease in customer spending, primarily in the automotive sector, as described below.
Application Services Segment Revenue
Application services segment revenue decreased $700,000 or 7.9% during the second quarter of 2009 to $8.6 million from $9.3 million in the second quarter of 2008 and decreased $1.5 million or 8.2% for the first six months of 2009 to $17.4 million from $18.9 million in the first six months of 2008. The decreases in revenue were primarily a result of decreased customer spending within the automotive sector.
Application services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
United States	$7,139	$8,058	$14,411	$16,506
Europe and Africa	815	856	1,688	1,503
Other international operations	609	384	1,251	883

Total application services segment revenue	$8,563	$9,298	$17,350	$18,892

COMPUWARE CORPORATION AND SUBSIDIARIES
Application Services Segment Expenses
Application services segment expenses consist primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Application services segment expenses increased $100,000 or 1.1% during the second quarter of 2009 to $9.5 million from $9.4 million in the second quarter of 2008 and increased $1.2 million or 6.6% during the first six months of 2009 to $19.8 million from $18.6 million during the first six months of 2008. The increases in expense were primarily due to higher compensation and benefit costs due to increases in employee headcount in order to support the continued expansion of Covisint into the healthcare industry.
CORPORATE AND OTHER EXPENSES
Administrative and general expenses consist primarily of costs associated with the corporate executive, finance, human resources, administrative, legal, communications and investor relations departments. In addition, administrative and general expenses include all facility-related costs, such as rent, building depreciation, maintenance and utilities, associated with worldwide sales, professional services and software development offices. Administrative and general expenses decreased $400,000 or 0.9% during the second quarter of 2009 to $42.5 million from $42.9 million during the second quarter of 2008 and decreased $4.7 million or 5.3% during the first six months of 2009 to $83.6 million from $88.3 million in the first six months of 2008.
The decreases in expenses for the second quarter and first six months of 2009 compared to 2008 were due to an increase in foreign currency gains of $4.7 million and $5.4 million, respectively, partially offset by a $2.5 million increase in certain employment related taxes and a $2.1 million increase in our director deferred compensation costs resulting from the increase in our common stock price during the first half of 2009 compared to 2008.
The decrease in expenses for the first six months of 2009 was further impacted by a one-time $5.6 million net gain recorded during the first quarter of 2009 as we transitioned the employment of 170 of our professional services staff to a customer (see Note 1 of the Condensed Consolidated Financial Statements and “Professional Services Segment Revenue” within this section for more details).
Other income, net (“other income”) consists primarily of interest income realized from investments, interest earned on deferred customer receivables, and income generated from our investment in a partially owned company. Other income decreased $2.4 million or 43.9% during the second quarter of 2009 to $3.0 million from $5.4 million in the second quarter of 2008 and decreased $4.8 million or 43.5% during the first six months of 2009 to $6.3 million from $11.1 million during the first six months of 2008. The decrease in other income was primarily attributable to a decline in investment interest income resulting from a lower average cash equivalent and investment balance and to a lesser extent lower interest rates throughout the second quarter and first six months of 2009 compared to 2008.
Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax provision was $8.8 million in the second quarter of 2009 compared to an income tax benefit of $34,000 in the second quarter of 2008 representing an effective tax rate of 28.9% and 0%, respectively. The income tax provision was $28.2 million for the first six months of 2009 compared to $3.5 million for the first six months of 2008, representing an effective tax rate of 33.4% and 8.5%, respectively.

COMPUWARE CORPORATION AND SUBSIDIARIES
The increase in the effective tax rate from 2008 to 2009 was due to the following:
(1)	An income tax benefit of $2.5 million was recorded during the second quarter of 2009. This benefit primarily related to the adjustment of our income tax valuation allowance associated with the 2005 and 2006 U.S. Research and Development credits which were effectively settled with the Internal Revenue Service.

(2)	An income tax benefit of $12 million was recorded in the second quarter of 2008. This benefit related primarily to the recognition of a deferred tax asset for Brownfield Redevelopment credits that are available to offset Michigan Business Tax (MBT) liabilities through the Company’s fiscal year 2022.
RESTRUCTURING COSTS AND ACCRUAL
We incurred charges of $2.2 million and $2.9 million during the second quarter and first six months of 2009, respectively (see Note 7 to the Condensed Consolidated Financial Statements).
We continue to evaluate our business processes to identify operating efficiencies with the goal of reducing operating expenses by an additional $55 million to $80 million in annualized costs during fiscal 2009.
As part of these efforts, during the last week of October 2008, the Company terminated or identified for termination approximately 300 employees primarily within our professional services, technology and corporate administrative functions. These actions will result in additional restructuring charges of approximately $5 million in the third quarter of fiscal 2009.
Any further actions will likely result in additional restructuring charges. The amount of such charges will depend upon the nature, timing and extent of the restructuring actions taken.
MANAGEMENT’S DISCUSSION OF CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at September 30, 2008. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2008 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2008.

COMPUWARE CORPORATION AND SUBSIDIARIES
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2008, cash and cash equivalents and investments totaled approximately $172.1 million, compared to $286.4 million at March 31, 2008.
Net cash provided by operating activities:
Net cash provided by operating activities during the first six months of 2009 was $66.5 million, an increase of $14.0 million from the first six months of 2008. The increase was due to lower employee payroll and benefit related disbursements of approximately $48 million primarily resulting from the cost savings achieved through our 2008 restructuring initiatives and due to the payment of a $5 million litigation settlement in the first quarter of 2008. The increase was partially offset by an increase in bonus disbursements of $12 million that occurred in the first six months of 2009 related to the improved operating results for 2008, an increase in income tax payments of $20 million and a decrease in investment interest income received during the first six months of 2009 due to our continuing use of funds to repurchase our common shares, which caused a decline in our investment portfolio, and to a lower yield on our investment portfolio.
The Condensed Consolidated Statements of Cash Flows included in this report compute net cash from operating activities using the indirect cash flow method. Therefore non-cash adjustments and net changes in assets and liabilities (net of the effects of acquisitions and currency fluctuations) are adjusted from net income to derive net cash from operating activities. Changes in accounts receivable and deferred revenue have typically had the largest impact on the reconciliation of net income to compute cash flows from operating activities as we allow for deferred payment terms on multi-year products contracts. The net change for accounts receivable increased cash flow from operating activities by $14.9 million in the first six months of 2009 as compared to the same period in 2008 and the net change in deferred revenue reduced cash flow from operating activities by $7.6 million for the same periods.
The other significant changes in our reconciliation of net income to derive net cash from operating activities during the first six months of 2009 as compared to the first six months of 2008 were as follows:
(1)	The decrease to cash flows from operating activities resulting from the net change in accounts payable and accrued expenses of $10.9 million was primarily due to a larger restructuring initiative in 2008 compared to 2009 that caused associated accruals to be greater as of September 30, 2007 compared to September 30, 2008.

(2)	Decrease in impairment charges for property and equipment and capitalized software of $6.3 million that were recorded in the first six months of 2008 as a result of the 2008 restructuring initiatives.
As of September 30, 2008, $5.3 million was accrued related to restructuring actions (see Note 7 of the Notes to Condensed Consolidated Financial Statements included in this report). We continue to evaluate our business processes to identify operating efficiencies with the goal of reducing operating expenses by an additional $55 million to $80 million in annualized costs during fiscal 2009.
As part of these efforts, during the last week of October 2008, the Company terminated or identified for termination approximately 300 employees primarily within our professional services, technology and corporate administrative functions. These actions will result in additional restructuring charges of approximately $5 million in the third quarter of fiscal 2009.

COMPUWARE CORPORATION AND SUBSIDIARIES
Any further actions will likely result in additional restructuring charges. The amount of such charges will depend upon the nature, timing and extent of the restructuring actions taken.
We believe our existing cash resources and cash flow from operations will be sufficient to meet operating cash needs for the foreseeable future.
Net cash provided by investing activities:
Net cash provided by investing activities during the first six months of 2009 was $48.4 million, a decrease of $8.4 million from the first six months of 2008. The decrease was primarily due to a $12.0 million decline in the amount of investments liquidated in the first six months of 2009 compared to the first six months of 2008. The cash generated from the sale of our investments in both periods was primarily used to fund the stock repurchase initiative.
During the first six months of 2009 and 2008, capital expenditures for property and equipment and capitalized research and software development totaled $11.0 million and $14.6 million, respectively.
There were no business acquisitions in the first six months of 2008 or 2009. However, we continue to evaluate business acquisition opportunities that fit our strategic plans.
Net cash used in financing activities:
Net cash used in financing activities during the first six months of 2009 was $161.3 million, an increase of $263,000 from the first six months of 2008.
The decrease of $53.5 million in cash used to repurchase common stock was offset by the $53.8 million decline in net proceeds received from the exercise of employee stock options and employee contributions to the employee stock purchase plan.
Since May 2003, the Board of Directors has authorized the repurchase of a total of $1.7 billion of our common stock under a Discretionary Plan. Purchases of common stock under the Discretionary Plan may occur on the open market, or through negotiated or block transactions based upon market and business conditions, subject to applicable legal limitations. On September 5, 2008 pursuant to authorization granted by the Board of Directors, we entered into an agreement under Rule 10b5-1 of the Securities and Exchange Act of 1934 (“Rule 10b5-1 Plan”) to repurchase up to 14 million shares of our common stock. Due to the increased instability in the credit market that occurred near the end of the quarter, we terminated the Rule 10b5-1 Plan on September 29, 2008. In addition, repurchases under the Discretionary Plan have been temporarily suspended until market and credit conditions improve. The long-term goal of our common stock repurchase program to reduce our outstanding common share count to approximately 200 million shares has not changed. We plan to fund the common stock repurchase program through our operating cash flow and, if needed, funds from our existing facility.
During the first six months of 2009, we repurchased approximately 16.6 million shares of our common stock at an average price of $10.64 per share for a total cost of $177.2 million ($3 million of the $177.2 million was settled in October 2008). As of September 30, 2008, approximately $566 million remains authorized for future purchases under the Discretionary Plan.

COMPUWARE CORPORATION AND SUBSIDIARIES
We reserve the right to change the timing and volume of our repurchases at any time without notice. The maximum amount of repurchase activity under the Discretionary Plan, excluding block purchases and negotiated transactions, continues to be limited on a daily basis to 25% of the average daily trading volume of our common stock during the previous four week period. In addition, no purchases are made during our self-imposed trading black-out periods in which the Company and our insiders are prohibited from trading in our common shares. Our standard quarterly black-out period commences 10 business days prior to the end of each quarter and terminates one full market day following the public release of our earnings.
The Company has a credit facility with Comerica Bank and other lenders to provide leverage for the Company if needed. The credit facility provides for a revolving line of credit in the amount of $150 million and expires on November 1, 2012. The credit facility also permits us to increase the facility by an additional $150 million, subject to receiving further commitments from lenders and certain other conditions. The credit facility also limits borrowing outside of the facility to $250 million. No borrowings have occurred under this credit facility.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the first six months of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

COMPUWARE CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 1A. Risk Factors
Other than the risk that continuing uncertainty in the United States and global economies may reduce demand for our software products, professional services and application services that was added in our form 10-Q for the quarter ended June 30, 2008, there have been no material changes to the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended March 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth, the repurchases of common stock for the quarter ended September 30, 2008:

				Approximate dollar value or
			Total number of	maximum number of shares that
			shares	may yet be purchased under the
			purchased as	plans or programs
	Total number of	Average	part of publicly	Discretionary	Rule 10b5-1
	shares	price paid	announced	Plan (a)	Plan (b)
Period	purchased	per share	plans	($)	(shares)
For the month ended July 31, 2008	1,500,000	$11.02	1,500,000	$654,011,001	—

For the month ended August 31, 2008	4,570,700	11.42	4,570,700	601,819,067	—

For the month ended September 30, 2008	4,595,000	10.79	4,595,000	565,707,932	—

Total	10,665,700	$11.09	10,665,700

(a)	Since May 2003, the Board of Directors has authorized the repurchase of a total of $1.7 billion of our common stock under a Discretionary Plan. Our purchases of stock may occur on the open market or in negotiated or block transactions based upon market and business conditions. Unless terminated earlier by resolution of our Board of Directors, the Discretionary Plan will expire when we have repurchased all shares authorized for repurchase thereunder. Due to the increased instability in the credit market, repurchases under the Discretionary Plan were temporarily suspended in September 2008. Our long-term goal of reducing our outstanding common share count to approximately 200 million shares by repurchasing shares under the Discretionary Plan funded primarily through our operating cash flow and, if needed, funds from our existing credit facility, has not changed. We intend to resume the common stock buyback program under the Discretionary Plan once we believe there are indications the credit market is stabilizing. The maximum amount of repurchase activity under the Discretionary Plan continues to be limited on a daily basis to 25% of the average daily trading volume of our common stock during the previous four week period. In addition, no purchases are made during our self-imposed trading black-out periods in which the Company and our insiders are prohibited from trading in our common shares. The black-out periods covering the second quarter of 2009 were July 1, 2008 through July 24, 2008 and September 17, 2008 through September 30, 2008 (see Liquidity and Capital Resources section of

COMPUWARE CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations for more details on our stock repurchase program).

(b)	On September 5, 2008, pursuant to authorization granted by our Board of Directors, we adopted a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 (“Rule 10b5-1 Plan”) to repurchase shares of common stock. Under the Rule 10b5-1 Plan, a broker selected by us had the authority under the terms and limitations specified in the plan to repurchase a total of up to 14 million shares on our behalf in accordance with the terms of the plan. Due to the increased instability in the credit market, we terminated the Rule 10b5-1 Plan on September 29, 2008. We purchased 1.3 million shares under the Rule 10b5-1 Plan before it was terminated.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders was held on August 26, 2008 at the Company’s headquarters. The first matter voted upon at the meeting was the election of directors. Each of the nominees was elected to hold office for one year until the 2009 Annual Meeting of Shareholders or until their successors are elected and qualified. The results of the voting at the meeting are as follows:

Nominee for Director	Total Votes For	Total Votes Withheld
Dennis W. Archer	218,990,542	13,298,105
Gurminder S. Bedi	227,278,657	5,009,990
William O. Grabe	224,396,434	7,892,213
William R. Halling	226,352,218	5,936,429
Peter Karmanos, Jr.	223,342,256	8,946,391
Faye Alexander Nelson	225,869,828	6,418,819
Glenda D. Price	227,017,752	5,270,895
W. James Prowse	225,968,363	6,320,284
G. Scott Romney	218,883,243	13,405,404
The second matter voted upon was the ratification of the appointment of Deloitte & Touche LLP, our independent registered public accounting firm, to audit our consolidated financial statements for the fiscal year ending March 31, 2009. Total votes for – 223,246,432, against – 7,104,385 and abstained – 1,937,830.
The total number of the Company’s common shares issued and outstanding and entitled to be voted at the Annual Meeting was 255,956,887 shares. The total number of shares voted at the Annual Meeting was 232,288,647 or 90.8% of the shares outstanding and eligible to vote.

Item 5. Other Information
     On November 6, 2008, our Board of Directors approved a grant of restricted stock units under the 2007 Long Term Incentive Plan (the “Plan”) to certain executive officers of the Company pursuant to the terms of the form of Restricted Stock Unit Award Agreement adopted on that date. The following “named executive officers” from the Company’s 2008 annual meeting proxy statement received the following grants:

Officer Name and Position	Restricted Stock Units
Peter J. Karmanos, Jr., Chairman of the Board and Chief Executive Officer	104,986
Laura L. Fournier, Executive Vice President and Chief Financial Officer	39,370
Robert C. Paul, President and Chief Operating Officer	48,118
     As long as the executive officer continues to be employed by the Company, the restricted stock units will become vested and non-forfeitable as follows (i) 50% of the restricted stock unit award on the third anniversary of the grant date; (ii) 25% of the restricted stock unit award on the fourth anniversary of the grant date; and (iii) the remaining 25% of the restricted stock unit award on the fifth anniversary of the grant date. The entire restricted stock unit award becomes immediately vested and non-forfeitable (a) in the event that the executive’s employment ceases due to his or her death or disability or (b) upon the occurrence of a change in control (as defined in the Plan). If the executive’s employment ceases for any reason other than death or disability, the executive’s right to shares of common stock subject to the restricted stock units that are not yet vested will be automatically terminated and forfeited unless the committee (as defined in the Plan) modifies the Restricted Stock Unit Award Agreement to provide otherwise.
     No later than 30 days after the date on which restricted stock units vest, the Company will issue the executive one share of common stock for each vested restricted stock unit. The restricted stock units will not be settled in cash. Each restricted stock unit awarded will have a dividend equivalent (as defined in the Plan) associated with it with respect to cash dividends on common stock that have a record date after the grant date and prior to the date on which restricted stock units are settled for shares of common stock. Any dividend equivalents will be paid by crediting the executive with additional whole restricted stock units as of the date of payment of such cash dividend on common stock in accordance with the formula set forth in the Restricted Stock Unit Award Agreement.
     The executive will have no voting or other rights as a shareholder of the Company with respect to the restricted stock units until certificates are issued or a book entry representing the shares of common stock has been made and such shares have been deposited with the appropriate registered book entry custodian.
     The foregoing summary of terms of the Restricted Stock Unit Award Agreement is subject to, and qualified in its entirety by, the form of Restricted Stock Unit Award Agreement, attached to this periodic report on Form 10-Q as Exhibit 10.110.

COMPUWARE CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit
Number	Description of Document
10.110	Restricted Stock Unit Award Agreement (1)

15	Independent Registered Public Accounting Firm’s Awareness Letter (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. (1)

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act. (1)

(1)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUWARE CORPORATION

Date: November 6, 2008	By:	/s/ Peter Karmanos, Jr.
Peter Karmanos, Jr.
Chief Executive Officer
(duly authorized officer)

Date: November 6, 2008	By:	/s/ Laura L. Fournier

Laura L. Fournier
Executive Vice President,
Chief Financial Officer and
Treasurer
(principal financial officer)