Form 10-Q
period 2008-12-31
COMPUWARE CORP
filed 2009-02-06
CIK 859014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:
As of January 31, 2009, there were outstanding 246,612,447 shares of Common Stock, par value $.01, of the registrant.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2008 and March 31, 2008	3

Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2008 and 2007	4

Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2008 and 2007	5

Notes to Condensed Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 5. Other Information	39

Item 6. Exhibits	41

SIGNATURES	42
EX-3.2
EX-10.111
EX-10.112
EX-10.113
EX-10.114
EX-10.115
EX-10.116
EX-10.117
EX-10.118
EX-10.119
EX-10.120
EX-10.121
EX-15
EX-31.1
EX-31.2
EX-32

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	December 31,	March 31,
	2008	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$163,716	$215,943
Investments		70,474
Accounts receivable, net	522,514	535,094
Deferred tax asset, net	35,403	44,374
Income taxes refundable	3,243	3,746
Prepaid expenses and other current assets	26,850	49,285

Total current assets	751,726	918,916

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	358,660	365,691

CAPITALIZED SOFTWARE, LESS ACCUMULATED AMORTIZATION	52,853	61,653

OTHER:
Accounts receivable	238,591	244,388
Deferred tax asset, net	28,960	35,851
Goodwill	349,245	356,267
Other	32,370	35,791

Total other assets	649,166	672,297

TOTAL ASSETS	$1,812,405	$2,018,557

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$14,997	$18,772
Accrued expenses	104,175	148,268
Income taxes payable	8,103	4,976
Deferred revenue	422,216	472,864

Total current liabilities	549,491	644,880

DEFERRED REVENUE	363,812	399,548

ACCRUED EXPENSES	22,384	19,513

DEFERRED TAX LIABILITY, NET	20,527	27,585

Total liabilities	956,214	1,091,526

SHAREHOLDERS’ EQUITY:
Common stock	2,466	2,616
Additional paid-in capital	632,267	643,544
Retained earnings	217,499	261,754
Accumulated other comprehensive income	3,959	19,117

Total shareholders’ equity	856,191	927,031

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,812,405	$2,018,557

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
REVENUES:
Software license fees	$60,513	$79,425	$164,206	$196,712
Maintenance fees	116,614	120,026	367,858	350,063
Professional services fees	91,540	109,884	305,036	343,920

Total revenues	268,667	309,335	837,100	890,695

OPERATING EXPENSES:
Cost of software license fees	6,117	6,685	18,460	23,660
Cost of maintenance fees	9,488	11,452	32,814	33,110
Cost of professional services	86,887	103,705	289,682	309,752
Technology development and support	22,395	23,636	67,903	77,134
Sales and marketing	55,042	66,392	174,722	196,580
Administrative and general	35,520	46,158	119,138	134,412
Restructuring costs	4,009	4,894	6,922	39,645

Total operating expenses	219,458	262,922	709,641	814,293

INCOME FROM OPERATIONS	49,209	46,413	127,459	76,402

OTHER INCOME, NET	2,291	4,650	8,558	15,736

INCOME BEFORE INCOME TAXES	51,500	51,063	136,017	92,138

INCOME TAX PROVISION	16,548	15,449	44,751	18,919

NET INCOME	$34,952	$35,614	$91,266	$73,219

Basic earnings per share	$0.14	$0.13	$0.36	$0.25

Diluted earnings per share	$0.14	$0.13	$0.36	$0.25

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2008	2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$91,266	$73,219
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	40,302	41,364
Property and equipment impairment	662	3,079
Capitalized software impairment		3,873
Acquisition tax benefits	3,933	3,932
Stock option compensation	12,933	8,773
Deferred income taxes	5,943	(14,039)
Other	419	1,072
Net change in assets and liabilities, net of effects from acquisitions and currency fluctuations:
Accounts receivable	(30,433)	1,387
Prepaid expenses and other current assets	19,064	10,422
Other assets	(1,549)	1,201
Accounts payable and accrued expenses	(30,704)	(10,758)
Deferred revenue	(36,099)	(47,848)
Income taxes	3,070	32,355

Net cash provided by operating activities	78,807	108,032

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of:
Property and equipment	(15,257)	(8,828)
Capitalized software	(9,456)	(11,263)
Investment proceeds	70,212	90,255

Net cash provided by investing activities	45,499	70,164

CASH FLOWS USED IN FINANCING ACTIVITIES:
Net proceeds from exercise of stock options including excess tax benefits	11,207	66,531
Contribution to stock purchase plans	2,349	3,184
Repurchase of common stock	(177,195)	(337,785)

Net cash used in financing activities	(163,639)	(268,070)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(12,894)	7,813

NET DECREASE IN CASH AND CASH EQUIVALENTS	(52,227)	(82,061)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	215,943	260,681

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$163,716	$178,620

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended December 31, 2008
(Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2008, final amounts may differ from these estimates.
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
Software license fees — The Company’s software license agreements provide its customers with a right to use its software perpetually (perpetual licenses) or during a defined term (term licenses).
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
Quarter Ended December 31, 2008
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
Maintenance fees — The Company’s maintenance agreements provide for technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released during the maintenance period. The first year of maintenance is included with all license agreements. Maintenance revenue is recognized ratably over the term of the maintenance arrangements, which primarily range from one to five years.
Professional services fees — Professional services fees are generally based on hourly or daily rates. Revenues from professional services are recognized in the period the services are performed provided that collection of the related receivable is reasonably assured. For development services rendered under fixed-price contracts, revenue is recognized using the percentage of completion method and if determined that costs will exceed revenue, the expected loss is recorded at the time the loss becomes apparent. Certain professional services contracts include a project and on-going operations for the project. Revenue associated with these contracts is recognized over the expected service period as the customer derives value from the services, consistent with the proportional performance method.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended December 31, 2008
(Unaudited)
Deferred revenue — Deferred revenue consists primarily of maintenance fees related to the remaining term of maintenance agreements in effect at those dates. Deferred license fees and services fees are also included in deferred revenue for those arrangements that are being recognized on a ratable basis. Commission costs associated with deferred revenue are also deferred.
Capitalized Software — Capitalized software includes the costs of purchased and internally developed software products and is stated at the lower of unamortized cost or net realizable value in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.
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
Goodwill and Other Intangibles — Goodwill for each business segment and those intangible assets with indefinite lives are tested for impairment annually and/or when events or circumstances indicate their fair value may have been reduced below carrying value. The Company evaluated its goodwill and indefinite lived intangibles as of March 31, 2008 and determined there was no impairment. In addition, as further discussed in Note 5, the Company performed an interim goodwill impairment evaluation, as of December 31, 2008, for its professional services segment.
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

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended December 31, 2008
(Unaudited)
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
In February 2008, the FASB issued FASB Staff Position No. FAS 157—2, “Effective Date of FASB Statement No. 157” (“SFAS No. 157”), which provides a one year deferral of the effective date of SFAS 157 for non—financial assets and non—financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended December 31, 2008
(Unaudited)
are considered observable and the last unobservable, that may be used to measure fair value, which are the following:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated results of operations and financial condition.
The Company measures the director phantom stock plan liability (using level 1 inputs) and the forward foreign exchange contract assets (using level 2 inputs) at fair value on a recurring basis in accordance with SFAS No. 157. At December 31, 2008, the fair value of the director phantom stock plan liability was $4.8 million and the forward foreign exchange contract assets were $239,000.
Employee Transition Agreement — In the first quarter of fiscal 2009, the Company transitioned the employment of 170 of its professional services staff to a customer for $6.5 million resulting in the Company recording a one-time $5.6 million net gain against “administrative and general” expense in the Condensed Consolidated Statements of Operations.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended December 31, 2008
(Unaudited)
Note 2 — Computation of Earnings per Common Share
Earnings per common share data were computed as follows (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
BASIC EARNINGS PER SHARE:
Numerator: Net income	$34,952	$35,614	$91,266	$73,219

Denominator:
Weighted-average common shares outstanding	246,537	281,359	252,850	292,514

Basic earnings per share	$0.14	$0.13	$0.36	$0.25

DILUTED EARNINGS PER SHARE:
Numerator: Net income	$34,952	$35,614	$91,266	$73,219

Denominator:
Weighted-average common shares outstanding	246,537	281,359	252,850	292,514
Dilutive effect of stock options	262	1,123	1,385	1,757

Total shares	246,799	282,482	254,235	294,271

Diluted earnings per share	$0.14	$0.13	$0.36	$0.25

During the three and nine months ended December 31, 2008, stock options to purchase a total of approximately 34,612,000 and 19,283,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive. During the three and nine months ended December 31, 2007, stock options to purchase a total of approximately 26,369,000 and 11,714,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.
Note 3 — Comprehensive Income
Other comprehensive income includes foreign currency translation gains and losses that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income	$34,952	$35,614	$91,266	$73,219
Foreign currency translation adjustment, net of tax	(6,759)	(1,580)	(15,158)	7,618

Total comprehensive income	$28,193	$34,034	$76,108	$80,837

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended December 31, 2008
(Unaudited)
Note 4 — Stock Benefit Plans and Stock-Based Compensation
The Company has the following stock benefit plans: (1) the 2007 Long Term Incentive Plan (“LTIP”) allows the Company’s Compensation Committee the ability to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or stock awards and annual cash incentive awards to employees and directors of the Company; (2) the Employee Stock Purchase Plan allows participating U.S. and Canadian employees the right to have up to 10% of their compensation withheld to purchase Company common stock at a 5% discount; and (3) the Employee Stock Ownership Plan (“ESOP”) and Trust allows the Company to make contributions to the ESOP for the benefit of substantially all U.S. employees.
Stock Options
A summary of option activity under the Company’s stock-based compensation plans as of December 31, 2008, and changes during the nine months then ended is presented below (shares and intrinsic value in thousands):

	Nine Months Ended
	December 31, 2008
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term in Years	Value
Options outstanding as of March 31, 2008	34,289	$12.69
Granted	9,719	7.75
Exercised	(1,335)	7.87		$3,903
Forfeited	(492)	8.28
Cancelled/expired	(6,631)	23.59

Options outstanding as of December 31, 2008	35,550	$9.60	4.74	$1,742

Options vested and expected to vest, net of estimated forfeitures, as of December 31, 2008	33,212	$9.71	4.44	$1,737

Options exercisable as of December 31, 2008	21,733	$10.70	2.20	$1,640
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
Quarter Ended December 31, 2008
(Unaudited)
The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Nine Months Ended
	December 31,
	2008	2007
Expected volatility	54.39%	59.35%
Risk-free interest rate	3.25%	4.15%
Expected lives at date of grant (in years)	6.4	6.8
Weighted-average fair value of the options granted	$4.31	$6.07
Dividend yields were not a factor in determining fair value of stock options granted as the Company has never issued cash dividends and does not anticipate issuing cash dividends in the future.
Restricted Stock Units
In November 2008, the Company issued 192,000 shares of restricted stock units to employees under the LTIP with a grant date fair value of $6.03 per share. The Company measures the grant date fair value of restricted stock units at the market price of the Company’s common stock as of the date of the grant. These awards vest as follows: 50% on the third year anniversary of the date of grant, and 25% on each of the fourth year and fifth year anniversaries of the date of grant. Vesting is accelerated upon death, disability or a change in control.
The Company’s nonvested restricted stock units as of December 31, 2008, and the activity during the nine months then ended is summarized as follows (shares in thousands):

	Nine Months Ended
	December 31, 2008
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested restricted stock units as of March 31, 2008	—	$—
Granted	192	6.03
Vested	—	—
Forfeited	—	—

Nonvested restricted stock units as of December 31, 2008	192	$6.03

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended December 31, 2008
(Unaudited)
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Stock-based compensation classified as:

Cost of software license fees				$1
Cost of maintenance fees	$519	$78	$706	217
Cost of professional services	459	360	2,443	1,032
Technology development and support	1,224	164	1,590	506
Sales and marketing	1,529	552	3,774	1,684
Administrative and general	1,232	436	3,444	1,216
Restructuring costs (see Note 7)	70		976	4,117

Total stock-based compensation expense before income taxes	5,033	1,590	12,933	8,773

Income tax benefit	(1,798)	(542)	(4,665)	(3,031)

Total stock-based compensation expense after income taxes	$3,235	$1,048	$8,268	$5,742

The fair value of equity awards vested during the nine months ending December 31, 2008 was $3.88 per share.
As of December 31, 2008, $35.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested equity awards is expected to be recognized over a weighted-average period of approximately 3.10 years.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended December 31, 2008
(Unaudited)
Note 5 — Intangible Assets and Goodwill
The components of the Company’s intangible assets were as follows (in thousands):

	December 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Unamortized intangible assets:
Trademarks (1)	$5,815		$5,815

Amortized intangible assets:
Capitalized software (2)	$347,332	$(294,479)	$52,853
Customer relationship agreements (3)	13,290	(10,133)	3,157
Non-compete agreements (3)	2,565	(2,533)	32
Other (4)	6,851	(6,576)	275

Total amortized intangible assets	$370,038	$(313,721)	$56,317

	March 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Unamortized intangible assets:
Trademarks (1)	$5,984		$5,984

Amortized intangible assets:
Capitalized software (2)	$341,127	$(279,474)	$61,653
Customer relationship agreements (3)	14,270	(8,482)	5,788
Non-compete agreements (3)	2,948	(2,660)	288
Other (4)	6,891	(6,396)	495

Total amortized intangible assets	$365,236	$(297,012)	$68,224

(1)	Certain trademarks were acquired as part of the Covisint, LLC and Changepoint Corporation acquisitions in fiscal 2004 and 2005. These trademarks are deemed to have an indefinite life and therefore are not being amortized.

(2)	Amortization and impairments of capitalized software are primarily included in “Cost of Software License Fees” in the Condensed Consolidated Statements of Operations. Capitalized software is generally amortized over five years.

(3)	Customer relationship agreements and non-compete agreements were acquired as part of past acquisitions. The customer relationship agreements are being amortized over periods up to five years. The non-compete agreements are being amortized over periods up to three years.

(4)	Other amortized intangible assets include trademarks associated with product acquisitions and are being amortized over periods up to ten years.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended December 31, 2008
(Unaudited)
Changes in the carrying amounts of goodwill are summarized as follows (in thousands):

		Professional	Application
Goodwill	Products	Services	Services	Total
Balance at March 31, 2008, net	$202,502	$142,294	$11,471	$356,267

Adjustments to previously recorded purchase price (1)	(373)		61	(312)
Effect of foreign currency translation	(5,024)	(1,686)		(6,710)

Balance at December 31, 2008, net	$197,105	$140,608	$11,532	$349,245

(1)	The adjustment to goodwill primarily relates to pre-acquisition tax contingency adjustments.
During the third quarter of 2009, the Company’s professional services revenues declined as current economic conditions impacted our customer base. As a result, we terminated approximately 140 personnel in our professional services division during the quarter. This trend continued during the month of January 2009 and has resulted in an increase to the number of off assignment personnel. We have concluded that the current trend represents a triggering event for evaluation of potential goodwill impairment of the professional services reporting unit. As a result, we performed an interim goodwill impairment evaluation, as required under FASB Statement No. 142, Goodwill and Other Intangibles Assets (“SFAS No. 142”). Pursuant to SFAS No. 142, goodwill and intangible assets with indefinite lives must be tested for impairment at least once a year or more frequently if management believes indicators of impairment exist. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired goodwill is reduced to fair value. The performance test involves a two-step process. Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs Step 2 of the goodwill impairment test to determine the amount of impairment loss by comparing the implied fair value of the respective reporting unit’s goodwill with the carrying amount of that goodwill.
The Company has completed Step 1 of the impairment test and has concluded that there was no impairment. The Company determined the fair value of the professional services segment using a discounted cash flow analysis supported by market multiples of revenue. The discounted cash flow analysis uses management’s best estimate of market conditions over the projected period, including growth rates in revenue and estimated changes in margins. Other significant estimates and assumptions include terminal value growth rates and changes in future working capital requirements. The analysis takes into consideration actions management intends to execute to improve the profitability of the professional services segment. If management’s actions are not successful in improving the profitability of the professional services segment or other adverse changes of market conditions not currently contemplated occur, an impairment of some or all of the $140.6 million of goodwill related to the professional services segment may be recorded in the future as a non-cash charge to earnings in the period in which it is recorded. The goodwill analysis of each of our reporting units will be updated as of March 31, 2009 which is our annual assessment date based on developments during the fourth quarter.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended December 31, 2008
(Unaudited)
Note 6 — Segment Information
The Company operates in three business segments in the technology industry: products, professional services and application services. The Company provides software products, professional services and application services to information technology (“IT”) organizations that help IT professionals efficiently develop, implement and support the applications that run their businesses.
Financial information for the Company’s business segments is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues:
Products:
Mainframe	$109,296	$125,710	$340,577	$339,421
Distributed systems	67,831	73,741	191,487	207,354

Total product revenue	177,127	199,451	532,064	546,775
Professional services	82,705	101,241	278,851	316,385
Application services	8,835	8,643	26,185	27,535

Total revenues	$268,667	$309,335	$837,100	$890,695

Income (loss) from operations:
Products	$84,085	$91,286	$238,165	$216,291
Professional services	4,601	6,816	17,777	34,509
Application services	52	(637)	(2,423)	(341)

Subtotal	88,738	97,465	253,519	250,459
Corporate expenses	(35,520)	(46,158)	(119,138)	(134,412)
Restructuring costs	(4,009)	(4,894)	(6,922)	(39,645)

Income from operations	49,209	46,413	127,459	76,402
Other income, net	2,291	4,650	8,558	15,736

Income before income taxes	$51,500	$51,063	$136,017	$92,138

Financial information regarding geographic operations is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues:
United States	$164,626	$186,436	$522,023	$566,200
Europe and Africa	74,332	85,072	227,125	232,755
Other international operations	29,709	37,827	87,952	91,740

Total revenues	$268,667	$309,335	$837,100	$890,695

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended December 31, 2008
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
In the first nine months of fiscal 2009, the Company incurred restructuring charges of $6.9 million as management continued evaluating the Company’s business processes to identify operating efficiencies with the goal of reducing operating expenses. Employee termination costs accounted for $6.1 million of the charge resulting in the elimination of 140 professional services personnel and management positions, 139 positions within our product segment related to technology and sales and marketing personnel and 40 corporate general and administrative positions. In addition, full or partial closing of four offices occurred resulting in a lease abandonment charge of $500,000. The remaining facilities charge primarily related to changes in sublease income assumptions associated with lease facilities that were abandoned in previous restructuring initiatives.
Management will continue to evaluate business processes to identify opportunities to streamline operations and reduce costs. Any further actions will likely result in additional restructuring charges. The amount of such charges will depend upon the nature, timing and extent of the restructuring actions taken.
The following table summarizes the restructuring accrual as of March 31, 2008, and changes to the accrual during the first nine months of fiscal 2009 (in thousands):

		Expensed	Paid
	Accrual	during the	during the	Accrual
	balance at	nine months ended	nine months ended	balance at
	March 31,	December 31,	December 31,	December 31,
	2008	2008	2008	2008
Employee termination benefits	$2,655	$6,101	$(6,530)	$2,226
Facilities costs (primarily lease abandonments)	4,716	739	(3,314)	2,141
Other	85	82	(139)	28

Total	$7,456	$6,922	$(9,983)	$4,395

As of December 31, 2008, $3.4 million of the restructuring accrual is recorded in current “accrued expenses” with the remaining balance of $1.0 million recorded in long-term “accrued expenses” in the Condensed Consolidated Balance Sheets.
The accruals for employee termination benefits at December 31, 2008 primarily represent the amounts to be paid to employees that have been terminated as a result of initiatives described above.
The accruals for facilities costs at December 31, 2008 represent the remaining fair value of lease obligations for exited and demised locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended December 31, 2008
(Unaudited)
future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2012. Projected sublease income is based on management’s estimates, which are subject to change.
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
Detroit, Michigan
We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the “Company”) as of December 31, 2008, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended December 31, 2008 and 2007, and of cash flows for the nine-month periods ended December 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
February 4, 2009

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
The material risks and uncertainties that we believe affect us are summarized below (see Item 1A Risk Factors in our 2008 Form 10-K and Part II Item 1A in our June 30, 2008 Form 10-Q). These risks and uncertainties are not the only ones we face. Additional risks and uncertainties discussed elsewhere in the reports we file with the Securities and Exchange Commission, as well as other risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial, may also impair business operations. This report is qualified in its entirety by these risk factors and those listed below. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and shareholders could lose all or part of their investment.
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
•	The majority of our software products revenue is dependent on our customers’ continued use of International Business Machines Corp. (“IBM”) and IBM-compatible products.

•	Our software product revenue is dependent on the acceptance of our pricing structure for software licenses and maintenance.

•	Our strategy to package products and services as a single offering may not be accepted by our customers, negatively impacting our revenue.

•	The continuing uncertainty in the United States and global economies may reduce demand for our software products, professional services and application services, which may negatively affect our revenues and operating results.

•	We may fail to achieve our forecasted financial results due to inaccurate sales forecasts or other factors.

•	If we fail to achieve the results we expect from our expense reduction program, our results of operations and financial condition may be adversely affected.

•	Our software and technology may infringe the proprietary rights of others, which may require us to enter into royalty arrangements or result in costly litigation.

•	Our results could be adversely affected if our operating margin or operating margin percentage decline.

COMPUWARE CORPORATION AND SUBSIDIARIES
•	Our results could be adversely affected by increased competition, pricing pressures and technological changes.

•	The market for professional services is highly competitive, fragmented and characterized by low barriers to entry.

•	The market for application services is in its early stages with emerging competitors. As the market matures, competition may increase and could have a negative impact on our results of operations.

•	We must develop or acquire product enhancements and new products to succeed.

•	Acquisitions may be difficult to integrate, disrupt our business or divert the attention of our management and may result in financial results that are different than expected.

•	We are exposed to exchange rate risks on foreign currencies and to other international risks, which may adversely affect our business and results of operations.

•	A further decline or consolidation in the U.S. domestic automotive manufacturing business could adversely affect our professional services and application services businesses.

•	Current laws may not adequately protect our proprietary rights.

•	The loss of certain key employees and technical personnel or our inability to hire additional qualified personnel could have a material adverse affect on our business.

•	Our quarterly financial results vary and may be adversely affected by a number of unpredictable factors.

•	Declines in our license commitments, increases in customer cancellations or currency fluctuations could lead to declines in our maintenance revenue.

•	Unanticipated changes in our operating results or effective tax rates, or exposure to additional income tax liabilities, could affect our profitability.

•	The continued suspension or the termination of our stock repurchase plan may result in a decrease in our stock price.

•	If the fair value of our long-lived assets, including without limitation goodwill, deteriorated below their carrying value, recognition of an impairment loss would be required, which would adversely affect our financial results.

•	Acts of terrorism, acts of war and other unforeseen events may cause damage or disruption to us or our customers which could adversely affect our business, financial condition and operating results.

•	Our articles of incorporation, bylaws and rights agreement as well as certain provisions of Michigan law have anti-takeover effects that may deter hostile takeovers or delay or prevent changes in control or management, including transactions in which the stockholders of Compuware might otherwise receive a premium for their shares over the current market prices.

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

COMPUWARE CORPORATION AND SUBSIDIARIES
Quarterly Update
The following occurred during the third quarter of 2009:
•	Realized an increase in product contribution margin to 47.5% in the third quarter of 2009 from 45.8% in the third quarter of 2008.

•	Realized an increase in application services segment contribution margin to 0.6% in the third quarter of 2009 from a negative contribution margin of 7.4% in the third quarter of 2008.

•	Experienced a decline in professional services segment contribution margin to 5.6% in the third quarter of 2009 from 6.7% in the third quarter of 2008.

•	Experienced a decline in mainframe and distributed product revenue of 13.1% and 8.0%, respectively, compared to the third quarter of 2008.

•	Restructuring actions to improve operating efficiencies resulted in a charge of $4 million.

•	Released 1 mainframe and 10 distributed product updates designed to increase the productivity of the IT departments of our customers.
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

COMPUWARE CORPORATION AND SUBSIDIARIES
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain operational data from the Condensed Consolidated Statements of Operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

	Percentage of			Percentage of
	Total Revenues			Total Revenues
	Three Months Ended		Period-	Nine Months Ended		Period-
	December 31, *		to-Period	December 31, *		to-Period
	2008	2007	Change	2008	2007	Change
REVENUE:
Software license fees	22.5%	25.7%	(23.8)%	19.6%	22.1%	(16.5)%
Maintenance fees	43.4	38.8	(2.8)	44.0	39.3	5.1
Professional services segment revenue	30.8	32.7	(18.3)	33.3	35.5	(11.9)
Application services segment revenue	3.3	2.8	2.2	3.1	3.1	(4.9)

Total revenues	100.0	100.0	(13.1)	100.0	100.0	(6.0)

OPERATING EXPENSES:
Cost of software license fees	2.3	2.2	(8.5)	2.2	2.6	(22.0)
Cost of maintenance fees	3.5	3.7	(17.1)	3.9	3.7	(0.9)
Professional services segment expenses	29.1	30.5	(17.3)	31.2	31.7	(7.4)
Application services segment expenses	3.3	3.0	(5.4)	3.4	3.1	2.6
Technology development and support	8.3	7.6	(5.3)	8.1	8.7	(12.0)
Sales and marketing	20.5	21.5	(17.1)	20.9	22.1	(11.1)
Administrative and general	13.2	14.9	(23.0)	14.3	15.1	(11.4)
Restructuring cost	1.5	1.6	(18.1)	0.8	4.4	(82.5)

Total operating expenses	81.7	85.0	(16.5)	84.8	91.4	(12.9)

Income from operations	18.3	15.0	6.0	15.2	8.6	66.8
Other income, net	0.9	1.5	(50.7)	1.0	1.7	(45.6)

Income before income taxes	19.2	16.5	0.9	16.2	10.3	47.6
Income tax provision	6.2	5.0	7.1	5.3	2.1	136.5

Net income	13.0%	11.5%	(1.9)%	10.9%	8.2%	24.6%

*	The professional services segment and the application services segment are combined and reported as professional services in the Condensed Consolidated Statement of Operations included within this report.

COMPUWARE CORPORATION AND SUBSIDIARIES
PRODUCTS SEGMENT
Financial information for the products segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenue	$177,127	$199,451	$532,064	$546,775
Expenses	93,042	108,165	293,899	330,484

Product contribution	$84,085	$91,286	$238,165	$216,291

The products segment generated contribution margins of 47.5% and 45.8% during the third quarter of 2009 and 2008, respectively, and 44.8% and 39.6% for the first nine months of 2009 and 2008, respectively. The increases in margin for the third quarter and first nine months of 2009 were due to declines in product expenses, primarily sales and marketing costs, outpacing the declines in product revenue for the reasons discussed below.
Products Segment Revenue
Revenue for the products segment is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2008	2007	Change	2008	2007	Change
Software License Fees
Mainframe	$27,594	$41,898	(34.1)%	$82,955	$92,351	(10.2)%
Distributed	32,919	37,527	(12.3)	81,251	104,361	(22.1)

Total Software License Fees	60,513	79,425	(23.8)	164,206	196,712	(16.5)

Maintenance Fees
Mainframe	81,702	83,812	(2.5)	257,622	247,070	4.3
Distributed	34,912	36,214	(3.6)	110,236	102,993	7.0

Total Maintenance Fees	116,614	120,026	(2.8)	367,858	350,063	5.1

Total Product Revenue
Mainframe	109,296	125,710	(13.1)	340,577	339,421	0.3
Distributed	67,831	73,741	(8.0)	191,487	207,354	(7.7)

Total Product Revenue	$177,127	$199,451	(11.2)%	$532,064	$546,775	(2.7)%

Our software products are designed to enhance the effectiveness of key disciplines throughout the IT organization from application development and delivery to service management and IT portfolio management supporting all major enterprise computing platforms. Product revenue, which consists of software license fees and maintenance fees, comprised 65.9% and 64.5% of total revenue during the third quarter of 2009 and 2008, respectively, and 63.6% and 61.4% of total revenue during the first nine months of 2009 and 2008, respectively.

COMPUWARE CORPORATION AND SUBSIDIARIES
Software license fees
Software license fees (“license fees”) decreased $18.9 million or 23.8%, which included a negative impact from foreign currency fluctuations of $5.1 million, during the third quarter of 2009 to $60.5 million from $79.4 million during the third quarter of 2008 and decreased $32.5 million or 16.5%, which included a negative impact from foreign currency fluctuations of $1.1 million, during the first nine months of 2009 to $164.2 million from $196.7 million during the first nine months of 2008.
Mainframe license fees for the third quarter and first nine months of 2009 declined $14.3 million and $9.4 million, respectively, and distributed license fees for the third quarter and first nine months of 2009 declined $4.6 million and $23.1 million, respectively, compared to the same periods from the prior year.
The declines in software license fees for the third quarter and first nine months of 2009 as compared to 2008 is a result of the economic slowdown experienced since the end of the second quarter of 2009 affecting the closure of license transaction deals across all product lines.
During the third quarter and first nine months of 2009, for software license transactions that are required to be recognized ratably, we deferred $21.4 million and $52.7 million, respectively, of license revenue relating to such transactions that closed during the respective periods, and recognized as revenue $20.4 million and $64.3 million of previously deferred license revenue relating to such transactions that closed and had been deferred prior to the beginning of the respective periods.
Maintenance fees
Maintenance fees decreased $3.4 million or 2.8%, which included a negative impact from foreign currency fluctuations of $7.6 million, during the third quarter of 2009 to $116.6 million from $120.0 million during the third quarter of 2008, and increased $17.8 million or 5.1%, which included a positive impact from foreign currency fluctuations of $2.7 million, during the first nine months of 2009 to $367.9 million from $350.1 million during the first nine months of 2008. The decrease in maintenance fees for the quarter was due to the negative impact of foreign currency fluctuations as the U.S. dollar generally strengthened against non-U.S. currencies during the third quarter of 2009. The increase in maintenance fees for the first nine months of 2009 relates primarily to maintaining a high rate of renewals.

COMPUWARE CORPORATION AND SUBSIDIARIES
Products segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
United States	$89,360	$97,898	$274,135	$281,536
Europe and Africa	60,558	66,459	178,763	180,535
Other international operations	27,209	35,094	79,166	84,704

Total product revenue	$177,127	$199,451	$532,064	$546,775

Products Segment Expenses
Products segment expenses include cost of software license fees, cost of maintenance fees, technology development and support costs and sales and marketing expenses. These expenses are discussed below.
Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers, including associated hardware costs, and the cost of author royalties. Cost of software license fees decreased $600,000 or 8.5% during the third quarter of 2009 to $6.1 million from $6.7 million in the third quarter of 2008 and for the first nine months of 2009 decreased $5.2 million or 22.0% to $18.5 million from $23.7 million in the first nine months of 2008. The decreases in cost of software license fees were due to a decline in hardware costs associated with our Vantage product line. The decline in the first nine months of 2009 was further affected by a $3.9 million capitalized software impairment charge recorded during the first quarter of 2008 associated with the 2008 restructuring initiative.
As a percentage of software license fees, cost of software license fees were 10.1% and 8.4% in the third quarter of 2009 and 2008, respectively, and 11.2% and 12.0% (including 2.0% from the impairment charge) in the first nine months of 2009 and 2008, respectively. The increase in the percentage for the third quarter of 2009 was primarily due to the decline in software license fees. The decline in the percentage for the first nine months of 2009 was primarily due to the capitalized software impairment charge and decrease in hardware costs, as discussed above, offset in part by the decline in software license fees.
Cost of maintenance fees consists of the direct costs allocated to maintenance and product support such as helpdesk and technical support. Customers who subscribe to maintenance are also eligible to receive the benefit of new releases as well as technical support. Cost of maintenance fees decreased $2.0 million or 17.1% during the third quarter of 2009 to $9.5 million from $11.5 million in the third quarter of 2008 and for the first nine months of 2009 decreased $300,000 or 0.9% to $32.8 million from $33.1 million in the first nine months of 2008. The decreases were primarily due to lower compensation and benefit costs resulting from employee headcount reductions as part of the restructuring actions taken during 2008 and 2009 (see Note 7 to the Condensed Consolidated Financial Statements). As a percentage of maintenance fees, cost of maintenance fees were 8.1% and 9.5% in the third quarter of 2009 and 2008, respectively, and 8.9% and 9.5% in the first nine months of 2009 and 2008, respectively.
Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development

COMPUWARE CORPORATION AND SUBSIDIARIES
costs capitalized during the period. Also included are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support all technology initiatives. As a percentage of product revenue, costs of technology development and support were 12.6% and 11.9% in the third quarter of 2009 and 2008, respectively, and 12.8% and 14.1% in the first nine months of 2009 and 2008, respectively.
Capitalization of internally developed software products begins when technological feasibility of the product is established. Total technology development and support costs incurred internally and capitalized in the third quarter and first nine months of 2009 and 2008 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Technology development and support costs incurred	$24,882	$26,393	$75,591	$87,207
Capitalized technology development and support costs	(2,487)	(2,757)	(7,688)	(10,073)

Technology development and support costs expensed	$22,395	$23,636	$67,903	$77,134

Before the capitalization of internally developed software products, total technology development and support costs decreased $1.5 million or 5.7% during the third quarter of 2009 to $24.9 million from $26.4 million in the third quarter of 2008 and for the first nine months of 2009 decreased $11.6 million or 13.3% to $75.6 million from $87.2 million in the first nine months of 2008. The decreases in expense were primarily due to lower compensation and benefit costs resulting from employee headcount reductions as part of the restructuring actions taken during 2008 and 2009 (see Note 7 to the Condensed Consolidated Financial Statements).
Sales and marketing costs consist primarily of personnel related costs associated with product sales, sales support and marketing for all our product offerings. Sales and marketing costs decreased $11.4 million or 17.1% during the third quarter of 2009 to $55.0 million from $66.4 million in the third quarter of 2008 and for the first nine months of fiscal 2009 decreased $21.9 million or 11.1% to $174.7 million from $196.6 million in the first nine months of fiscal 2008. The decreases in sales and marketing costs for the third quarter and first nine months of 2009 were a result of the following: (1) lower compensation and benefit costs of $4.6 million and $14.7 million, respectively, resulting primarily from employee headcount reductions as part of the restructuring actions taken during 2008 and 2009 (see Note 7 to the Condensed Consolidated Financial Statements) and (2) decreases in commission costs of $8.3 million and $11.3 million, respectively, due to the decline in software license sales in 2009. The decreases in costs for the third quarter and first nine months of 2009 were partially offset by an increase in advertising costs of $1.6 million and $3.8 million, respectively, associated with our Compuware 2.0 marketing campaign.
As a percentage of product revenue, sales and marketing costs were 31.1% and 33.3% in the third quarter of 2009 and 2008, respectively, and 32.8% and 36.0% in the first nine months of 2009 and 2008, respectively. The declines in the percentages of product revenue are due to a greater percentage decline in sales and marketing costs declining at a faster rate than product revenue for the reasons noted above.

COMPUWARE CORPORATION AND SUBSIDIARIES
PROFESSIONAL SERVICES SEGMENT
Financial information for the professional services segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, *		December 31, *
	2008	2007	2008	2007
Revenue	$82,705	$101,241	$278,851	$316,385
Expenses	78,104	94,425	261,074	281,876

Professional services segment contribution	$4,601	$6,816	$17,777	$34,509

*	The professional services segment and the application services segment are combined and reported as professional services in the Condensed Consolidated Statement of Operations included within this report.
The professional services segment generated a contribution margin of 5.6% and 6.7% during the third quarter of 2009 and 2008, respectively, and 6.4% and 10.9% during the first nine months of 2009 and 2008, respectively. The decline in contribution margin was primarily due to higher costs associated with the investment in personnel for our Solutions Delivery Group (“SDG”) during the first nine months of 2009. SDG focuses on providing professional services associated with our product solutions. Our strategy going forward will be to evaluate low margin professional service engagements and focus on improving the contribution margin of the segment. See Note 5 to the Condensed Consolidated Financial Statements for a discussion of the interim goodwill impairment evaluation for the professional services segment.
Professional Services Segment Revenue
We offer a broad range of IT services to help businesses make the most of their IT assets. Some of these services include outsourcing and co-sourcing, application management, product solutions, project management, enterprise resource planning and customer relationship management services.
Professional services segment revenue decreased $18.5 million or 18.3%, which included a negative impact from foreign currency fluctuations of $3.4 million, during the third quarter of 2009 to $82.7 million compared to $101.2 million in the third quarter of 2008 and decreased $37.5 million or 11.9%, which included a negative impact from foreign currency fluctuations of $1.6 million, during the first nine months of 2009 to $278.9 million from $316.4 million during the first nine months of 2008.
During the first quarter of 2009, we transitioned the employment of 170 of our professional services staff to a customer (see “Administrative and General Expenses” within this section for more details). This resulted in a decline in our professional services segment revenue during the third quarter and first nine months of 2009 of $5.4 million and $14.7 million, respectively. The total revenue loss for 2009 as compared to 2008 associated with this transition is expected to be approximately $17 million.
The remaining decreases in the third quarter and first nine months of 2009 revenue were primarily due to two government contracts expiring in previous periods that were not renewed, reductions in spending from a client within the automotive industry, our election not to renew low margin contracts in certain locations and the general slowdown in the economy that has resulted in companies not renewing or delaying service projects.

COMPUWARE CORPORATION AND SUBSIDIARIES
Professional services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
United States	$67,841	$80,886	$226,053	$260,506
Europe and Africa	12,972	18,096	45,872	50,200
Other international operations	1,892	2,259	6,926	5,679

Total professional services segment revenue	$82,705	$101,241	$278,851	$316,385

Professional Services Segment Expenses
Professional services segment expenses consist primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Professional services segment expense decreased $16.3 million or 17.3% during the third quarter of 2009 to $78.1 million from $94.4 million in the third quarter of 2008 and decreased $20.8 million or 7.4% during the first nine months of 2009 to $261.1 million from $281.9 million during the first nine months of 2008. The decreases in expenses were primarily attributable to lower compensation and benefit costs due to the transition of 170 professional services staff to a customer (see “Professional Services Segment Revenue” for more details) and the reduction of approximately 140 employees as management reduces staffing to a level that properly supports current business conditions, partially offset by increases in costs associated with our investment in SDG personnel.
APPLICATION SERVICES SEGMENT
Our application services, which are marketed under the brand name “Covisint”, provide a software-as-a-service platform that enables industries and business communities to securely integrate vital information and processes across users, business partners, customers, vendors and suppliers.
Financial information for the application services segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, *		December 31, *
	2008	2007	2008	2007
Revenue	$8,835	$8,643	$26,185	$27,535
Expenses	8,783	9,280	28,608	27,876

Application services segment contribution (loss)	$52	$(637)	$(2,423)	$(341)

*	The professional services segment and the application services segment are combined and reported as professional services in the Condensed Consolidated Statement of Operations included within this report.
During the third quarter of 2009, the application services segment generated a contribution margin of 0.6%, compared to a negative contribution margin of 7.4% during the third quarter of 2008 and negative contribution margins of 9.3% and 1.2% during the first nine months of 2009 and 2008, respectively. The improvement in contribution for the third quarter of 2009 was primarily due to cost deferrals as discussed below. The decline in contribution margin for the

COMPUWARE CORPORATION AND SUBSIDIARIES
nine months of 2009 relates to higher costs associated with the addition of personnel at the end of 2008 in order to continue our expansion of application services into the healthcare industry and declining revenue due to a decrease in customer spending, primarily in the automotive sector, as described below.
Application Services Segment Revenue
Application services segment revenue increased $200,000 or 2.2% during the third quarter of 2009 to $8.8 million from $8.6 million in the third quarter of 2008 and decreased $1.3 million or 4.9% for the first nine months of 2009 to $26.2 million from $27.5 million in the first nine months of 2008. The decrease in revenue during the first nine months of 2009 was primarily due to the decrease in spending by our automotive clients associated with the general economic problems within the sector.
Application services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
United States	$7,425	$7,652	$21,835	$24,158
Europe and Africa	802	517	2,490	2,020
Other international operations	608	474	1,860	1,357

Total application services segment revenue	$8,835	$8,643	$26,185	$27,535

Application Services Segment Expenses
Application services segment expenses consist primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Application services segment expenses decreased $500,000 or 5.4% during the third quarter of 2009 to $8.8 million from $9.3 million in the third quarter of 2008 and increased $700,000 or 2.6% during the first nine months of 2009 to $28.6 million from $27.9 million during the first nine months of 2008. The decrease in expense during the third quarter was primarily due to additional cost deferrals associated with customer implementations that will be recognized in the future (“portal deferrals”). The increase in expense during the first nine months was primarily due to higher compensation and benefit costs associated with the increase in staff levels to support the continued expansion of Covisint into the healthcare industry, partially offset by an increase in portal deferrals.
CORPORATE AND OTHER EXPENSES
Administrative and general expenses consist primarily of costs associated with the corporate executive, finance, human resources, administrative, legal, communications and investor relations departments. In addition, administrative and general expenses include all facility-related costs, such as rent, building depreciation, maintenance and utilities, associated with worldwide sales, professional services and software development offices. Administrative and general expenses decreased $10.7 million or 23.0% during the third quarter of 2009 to $35.5 million from $46.2 million during the third quarter of 2008 and decreased $15.3 million or 11.4%

COMPUWARE CORPORATION AND SUBSIDIARIES
during the first nine months of 2009 to $119.1 million from $134.4 million in the first nine months of 2008.
The decrease in expense for the third quarter of 2009 compared to 2008 was primarily due to the following: (1) decrease in bonus expense of $3.6 million; (2) decrease in director deferred compensation of $2.6 million resulting from the decline in our stock price during the third quarter of 2009; (3) lower facility costs of $1.5 million primarily due to the facility closures that took place as part of the 2008 and 2009 restructuring programs; (4) foreign currency gains of $1.0 million related to inter-company balances with our wholly owned subsidiaries; (5) decrease in legal settlement costs of $800,000 primarily due to employment issues within our international operations that were expensed during the third quarter of 2008 and (6) a decrease in professional fees of $500,000.
The decrease in expenses for the first nine months of 2009 compared to 2008 was primarily due to the following: (1) a one-time $5.6 million net gain recorded as an offset to administrative and general expenses during the first quarter of 2009 associated with a transaction that transitioned the employment of 170 of our professional services staff to a customer (see Note 1 of the Condensed Consolidated Financial Statements and “Professional Services Segment Revenue” within this section for more details); (2) foreign currency gains of $6.4 million related to inter-company balances with our wholly owned subsidiaries; (3) lower facility costs of $3.7 million primarily due to the facility closures that took place as part of the 2008 and 2009 restructuring programs and (4) a decrease in legal settlement costs of $1.6 million primarily due to employment issues within our international operations that were expensed during 2008. The decreases were partially offset by a $2.5 million contingency recorded during the second quarter of 2009 for employment related taxes primarily associated with previous fiscal years employer-sponsored business conferences.
Other income, net (“other income”) consists primarily of interest income realized from investments, interest earned on deferred customer receivables, and income generated from our investment in a partially owned company. Other income decreased $2.4 million or 50.7% during the third quarter of 2009 to $2.3 million from $4.7 million in the third quarter of 2008 and decreased $7.1 million or 45.6% during the first nine months of 2009 to $8.6 million from $15.7 million during the first nine months of 2008. The decrease in other income was primarily attributable to a decline in investment interest income resulting from a lower average cash equivalent and investment balance and to a lesser extent lower interest rates throughout the third quarter and first nine months of 2009 compared to 2008.
Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax provision was $16.5 million in the third quarter of 2009 compared to an income tax provision of $15.4 million in the third quarter of 2008 representing an effective tax rate of 32.1% and 30.3%, respectively. The income tax provision was $44.8 million for the first nine months of 2009 compared to $18.9 million for the first nine months of 2008, representing an effective tax rate of 32.9% and 20.5%, respectively.
The increase in the effective tax rate for the first nine months of 2009 compared to 2008 resulted from an income tax benefit of $12 million that was recorded during the second quarter of 2008. This benefit related primarily to the recognition of a deferred tax asset for Brownfield Redevelopment credits that are available to offset Michigan Business Tax (MBT) liabilities through the Company’s fiscal year 2022.

COMPUWARE CORPORATION AND SUBSIDIARIES
RESTRUCTURING COSTS AND ACCRUAL
We incurred charges of $4.0 million and $6.9 million during the third quarter and first nine months of 2009, respectively, as we continued with our initiative to improve operating efficiencies and reduce costs (see Note 7 to the Condensed Consolidated Financial Statements). Actions taken during the third quarter of 2009 are expected to reduce our operating expenses by an additional $55 million in annualized costs.
We will continue to evaluate our business processes to identify opportunities to streamline operations and reduce costs. Any further actions will likely result in additional restructuring charges. The amount of such charges will depend upon the nature, timing and extent of the restructuring actions taken.
MANAGEMENT’S DISCUSSION OF CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at December 31, 2008. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2008 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2008.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2008, cash and cash equivalents and investments totaled approximately $163.7 million, compared to $286.4 million at March 31, 2008.
Net cash provided by operating activities:
Net cash provided by operating activities during the first nine months of 2009 was $78.8 million, a decrease of $29.2 million from the first nine months of 2008. The decrease was due to the following: (1) reduction in customer collections of $66 million resulting from the decline in revenue, primarily professional services and license fees, and to a lesser extent timing of collections on trade receivables; (2) increase in income taxes paid during 2009 compared to 2008 of $28 million (3) cash paid for hedge contract settlements during 2009 of $11 million and (4) a decrease in interest income of $7 million primarily due to the lower cash and investment balance in 2009 compared to 2008. These decreases were partially offset by reductions in disbursements for employee payroll and benefits of $79 million primarily resulting from the cost savings achieved through our 2008 and 2009 restructuring initiatives and payment of a $5 million litigation settlement in the first quarter of 2008.

COMPUWARE CORPORATION AND SUBSIDIARIES
The Condensed Consolidated Statements of Cash Flows included in this report compute net cash from operating activities using the indirect cash flow method. Therefore non-cash adjustments and net changes in assets and liabilities (net of the effects of acquisitions and currency fluctuations) are adjusted from net income to derive net cash from operating activities. Changes in accounts receivable and deferred revenue have typically had the largest impact on the reconciliation of net income to compute cash flows from operating activities as we allow for deferred payment terms on multi-year products contracts. The net change for accounts receivable reduced cash flow from operating activities by $31.8 million in the first nine months of 2009 as compared to the same period in 2008 and the net change in deferred revenue increased cash flow from operating activities by $11.7 million for the same periods.
The other significant changes in our reconciliation of net income to derive net cash from operating activities during the first nine months of 2009 as compared to the first nine months of 2008 were as follows:
(1)	The decrease to cash flows from operating activities resulting from the net change in accounts payable and accrued expenses of $19.9 million was primarily due to a larger restructuring initiative in 2008 compared to 2009 and higher commission and bonus expenses in 2008 compared to 2009 causing the associated accruals to be higher at December 31, 2007 as compared to December 31, 2008.

(2)	The net decrease to cash flows from operating activities resulting from the net change in income taxes and deferred income taxes was primarily due to an increase in tax liability associated with the increase in net income in 2009 as compared to 2008.

(3)	The increase in cash flows from operating activities resulting from the net change in prepaid expenses and other current assets is primarily due to an increase in the IBM settlement collected during the first quarter of 2009 as compared to 2008.

(4)	Decrease in impairment charges for property and equipment and capitalized software of $6.3 million that were recorded in the first nine months of 2008 as a result of the 2008 restructuring initiatives.
As of December 31, 2008, $4.4 million was accrued related to restructuring actions (see Note 7 of the Notes to Condensed Consolidated Financial Statements included in this report). We continue to evaluate our business processes to identify ways to reduce costs. Any further actions will likely result in additional restructuring charges. The amount of such charges will depend upon the nature, timing and extent of the restructuring actions taken.
We believe our existing cash resources and cash flow from operations will be sufficient to meet operating cash needs for the foreseeable future.
Net cash provided by investing activities:
Net cash provided by investing activities during the first nine months of 2009 was $45.5 million, a decrease of $24.7 million from the first nine months of 2008. The decrease was primarily due to a $20.0 million decline in the amount of investments liquidated in the first nine months of 2009 compared to the first nine months of 2008. The cash generated from the sale of our investments in both periods was primarily used to fund the stock repurchase initiative.
During the first nine months of 2009 and 2008, capital expenditures for property and equipment and capitalized research and software development totaled $24.7 million and $20.1 million, respectively, and were funded with cash flow from operations.

COMPUWARE CORPORATION AND SUBSIDIARIES
There were no business acquisitions in the first nine months of 2008 or 2009. However, we continue to evaluate business acquisition opportunities that fit our strategic plans.
Net cash used in financing activities:
Net cash used in financing activities during the first nine months of 2009 was $163.6 million, a decrease of $104.4 million from the first nine months of 2008.
The decrease of $160.6 million in cash used to repurchase common stock was offset by the $56.2 million decline in net proceeds received from the exercise of employee stock options and employee contributions to the employee stock purchase plan.
Since May 2003, the Board of Directors has authorized the repurchase of a total of $1.7 billion of our common stock under a Discretionary Plan. Purchases of common stock under the Discretionary Plan may occur on the open market, or through negotiated or block transactions based upon market and business conditions, subject to applicable legal limitations. On September 5, 2008 pursuant to authorization granted by the Board of Directors, we entered into an agreement under Rule 10b5-1 of the Securities and Exchange Act of 1934 (“Rule 10b5-1 Plan”) to repurchase up to 14 million shares of our common stock. Due to the increased instability in the credit market that occurred near the end of the second quarter of 2009, we terminated the Rule 10b5-1 Plan on September 29, 2008. In addition, repurchases under the Discretionary Plan have been temporarily suspended until market and credit conditions improve. The long-term goal of our common stock repurchase program to reduce our outstanding common share count to approximately 200 million shares has not changed. We plan to fund the common stock repurchase program through our operating cash flow and, if needed, funds from our existing credit facility, described below.
During the first nine months of 2009, we repurchased approximately 16.6 million shares of our common stock at an average price of $10.64 per share for a total cost of $177.2 million. As of December 31, 2008, approximately $566 million remains authorized for future purchases under the Discretionary Plan.
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

COMPUWARE CORPORATION AND SUBSIDIARIES
Recently Issued Accounting Pronouncements
See Note 1 to the Condensed Consolidated Financial Statements for recently issued accounting pronouncements that could affect the Company.
CONTRACTUAL OBLIGATIONS
Our contractual obligations are described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended March 31, 2008. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business since the end of fiscal 2008.

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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any shares of its common stock during the fiscal quarter ended December 31, 2008.
On November 28, 2008, the Company issued 2,187 shares of common stock to Mr. Karmanos for $6.05 per share in cash. These shares were issued under the same terms as provided in the Company’s Employee Stock Purchase Plan (“ESPP”) with respect to all other employees of the Company, although he does not participate in the ESPP directly and is not entitled to the favorable tax treatment afforded to participants in the ESPP due to his beneficial ownership of more than 5% of the Company’s outstanding shares. The sale of these securities to Mr. Karmanos was exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. There were no underwriters involved in connection with the sale of the above securities.
Item 5. Other Information
Amendment to the Peter Karmanos, Jr. Consulting/Employment Letter
On December 31, 2008, the Company and its Chairman and Chief Executive Officer, Peter Karmanos, Jr., executed an amendment (“Amendment”) to the Post-Retirement Consulting Agreement dated March 1, 2007 between the Company and Mr. Karmanos (“Agreement”). The Amendment modifies the Agreement to comply with Section 409A of the Internal Revenue Code. The modifications provide more specificity regarding payment dates prescribed under the Agreement and may require Mr. Karmanos to be reimbursed for certain benefits instead of continuing to participate in the Company’s benefits plans. The foregoing description is qualified in its entirety by reference to the full text of the Amendment, which is attached to this Form 10-Q as Exhibit 10.111, and incorporated herein by reference.
Modification of procedures by which shareholders recommend nominees to the Board of Directors
At its regular meeting on November 6, 2008, the Board of Directors of the Company adopted modifications to Section 1.11 of the Company’s Bylaws, which contain advance notice requirements for shareholders who wish to bring matters or nominees before a meeting of shareholders. The changes to Section 1.11 became effective immediately. The material changes to Section 1.11 with respect to nominations are summarized below.
1.	The provisions have been modified to clarify that, unless otherwise provided in the articles of incorporation, the only way for a shareholder to nominate a director is by complying with the notice requirements.

2.	Information in addition to that previously required must be provided by the proponent about itself and its affiliates and about any proposed nominee, including the nominee’s

COMPUWARE CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION
address and stock ownership information, and upon the Company’s request, any relevant information regarding a nominee’s independence; more detailed ownership information regarding the proponent and its affiliates and persons acting in concert with the proponent; a description of compensatory arrangements and other material relationships among the nominee and the proponent; a description of any ownership interest of the proponent or nominee in any direct competitor of the Company; whether the proponent intends to solicit proxies in support of their business or nominee; as to business other than nominations, all information required to be disclosed in a proxy statement as if proxies were being solicited regarding the matter and a description of all agreements and understandings between the proponent and any other person in connection with the proposal of such business.
3.	The proponent must now update the information provided as of the record date for the meeting and as of 10 business days prior to the meeting.

4.	While the notice deadline for annual meeting business remains at 90 days prior to the first anniversary of the prior year’s annual meeting, a notice must be delivered to the Company not more than 120 days before the first anniversary of the prior year’s annual meeting.

5.	The notice period for nominees in the event of an election at a special meeting was conformed to the annual meeting notice period, so that notice must now be given not earlier than the 120th day prior to the meeting and not later than the 90th day prior to the meeting or the 10th day after public notice of the meeting date. The prior provision required that notice be given not earlier than the 90th day prior to the meeting and not later than the 60th day prior to the meeting or the 10th day after public notice of the meeting date.

6.	The revised bylaw requires a representation by the proponent that the proponent will be at the meeting to make the nomination or bring the other business before the meeting and clarifies that the proponent (or a qualified representative) must be present at the meeting to make the nomination or present the business before it will be acted upon.

7.	The revised bylaw requires an undertaking from any nominee to comply with the Company’s various policies applicable to outside directors if elected to the Board.
The above description of the material modifications to the procedures for making nominations under Section 1.11 of the Bylaws does not purport to be a complete statement of those provisions. Such description is qualified in its entirety by reference to Section 1.11, which is part of Exhibit 3.2 attached to this Form 10-Q and incorporated herein by reference.

COMPUWARE CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit
Number	Description of Document

3.2	Amended and Restated Bylaws of Compuware Corporation effective as of November 6, 2008 (1)

4.11	Amendment No. 3 to Rights Agreement, dated as of February 2, 2009 (filed as an exhibit to the Company’s Form 8-K filed on February 3, 2009 and incorporated herein by reference)

10.110	Employee Restricted Stock Unit Award Agreement (filed as an exhibit to the Company’s Form 10-Q for the period ended September 30, 2008 and incorporated herein by reference)

10.111	Amendment to the Consulting/Employment Letter with Peter Karmanos, Jr. (1)

10.112	W. James Prowse Consulting Agreement Dated as of November 17, 2008 (1)

10.113	Amendment No. 1 to the 2007 Long Term Incentive Plan (1)

10.114	Amendment No. 2 to the 2002 Directors Phantom Stock Plan (1)

10.115	Amended and Restated 2005 Non-Employee Directors’ Compensation Plan (1)

10.116	Form of Agreement to Replace and Forfeit the 2002 Directors Phantom Stock Plan (1)

10.117	Form of Agreement to Replace and Forfeit the 2005 Non-Employee Directors Deferred Compensation Plan (1)

10.118	Form of Director Restricted Stock Unit Grant Agreement (Replacing Directors’ Phantom Stock Units) (1)

10.119	Form of Director Restricted Stock Unit Grant Agreement (Replacing Deferred Compensation Units) (1)

10.120	Form of Directors Annual Restricted Stock Unit Award Agreement (1)

10.121	Form of Directors Restricted Stock Unit Agreement for Deferred Compensation (1)

15	Independent Registered Public Accounting Firm’s Awareness Letter (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. (1)

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act. (1)

(1)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUWARE CORPORATION
Date: February 5, 2009	By:	/s/ Peter Karmanos, Jr.
Peter Karmanos, Jr.
Chief Executive Officer (duly authorized officer)

Date: February 5, 2009	By:	/s/ Laura L. Fournier
Laura L. Fournier
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)