Form 10-Q
period 2009-06-30
COMPUWARE CORP
filed 2009-08-06
CIK 859014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 000-20900
COMPUWARE CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2007430 (IRS Employer Identification No.)
One Campus Martius, Detroit, MI 48226-5099
(Address of principal executive offices including zip code)
Registrant’s telephone number, including area code: (313) 227-7300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:
As of July 31, 2009, there were outstanding 237,536,867 shares of Common Stock, par value $.01, of the registrant.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	June 30,	March 31,
	2009	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$390,680	$278,112
Accounts receivable, net	379,771	472,011
Deferred tax asset, net	41,231	37,359
Income taxes refundable	3,793	2,578
Prepaid expenses and other current assets	27,203	41,350
Assets held for sale		27,354

Total current assets	842,678	858,764

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	349,258	353,182

CAPITALIZED SOFTWARE, LESS ACCUMULATED AMORTIZATION	36,114	35,763

OTHER:
Accounts receivable	217,207	224,681
Deferred tax asset, net	32,493	30,851
Goodwill	341,841	339,134
Other	32,960	32,475

Total other assets	624,501	627,141

TOTAL ASSETS	$1,852,551	$1,874,850

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$24,101	$13,796
Accrued expenses	74,193	87,205
Income taxes payable	39,927	24,646
Deferred revenue	398,624	409,410
Liabilities held for sale		26,470

Total current liabilities	536,845	561,527

DEFERRED REVENUE	351,006	378,094

ACCRUED EXPENSES	28,214	30,111

DEFERRED TAX LIABILITY, NET	28,361	24,470

Total liabilities	944,426	994,202

SHAREHOLDERS’ EQUITY:
Common stock	2,378	2,418
Additional paid-in capital	626,421	628,955
Retained earnings	279,951	249,897
Accumulated other comprehensive loss	(625)	(622)

Total shareholders’ equity	908,125	880,648

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,852,551	$1,874,850

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
REVENUES:
Software license fees	$40,546	$61,442
Maintenance fees	111,127	126,527
Professional services fees	62,715	110,619

Total revenues	214,388	298,588

OPERATING EXPENSES:
Cost of software license fees	3,949	6,090
Cost of maintenance fees	8,956	11,994
Cost of professional services	58,901	103,822
Technology development and support	21,482	22,570
Sales and marketing	53,148	61,327
Administrative and general	40,130	41,144
Restructuring costs	2,490	682
Gain on divestiture of product lines	(52,351)

Total operating expenses	136,705	247,629

INCOME FROM OPERATIONS	77,683	50,959

OTHER INCOME, NET	1,420	3,221

INCOME BEFORE INCOME TAXES	79,103	54,180

INCOME TAX PROVISION	28,056	19,448

NET INCOME	$51,047	$34,732

Basic earnings per share	$0.21	$0.13

Diluted earnings per share	$0.21	$0.13

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$51,047	$34,732
Adjustments to reconcile net income to net cash provided by operations:
Gain on divestiture of product lines	(52,351)
Depreciation and amortization	10,378	13,463
Property and equipment impairment		662
Acquisition tax benefits	880	1,311
Stock award compensation	5,637	2,326
Deferred income taxes	1,017	1,751
Other	(10)	295
Net change in assets and liabilities, net of effects from the divestiture and currency fluctuations:
Accounts receivable	119,957	34,044
Prepaid expenses and other current assets	14,521	12,212
Other assets	(2,339)	1,851
Accounts payable and accrued expenses	(23,061)	(42,527)
Deferred revenue	(64,745)	(22,649)
Income taxes	13,972	10,365

Net cash provided by operating activities	74,903	47,836

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of:
Property and equipment	(1,674)	(2,384)
Capitalized software	(4,034)	(2,788)
Net proceeds from divestiture of product lines	64,992
Investment proceeds		13,856

Net cash provided by investing activities	59,284	8,684

CASH FLOWS USED IN FINANCING ACTIVITIES:
Net proceeds from exercise of stock options including excess tax benefits	1,628	1,397
Contribution to stock purchase plans	579	934
Repurchase of common stock	(32,305)	(58,891)

Net cash used in financing activities	(30,098)	(56,560)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	8,479	554

NET INCREASE IN CASH AND CASH EQUIVALENTS	112,568	514

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	278,112	215,943

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$390,680	$216,457

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended June 30, 2009
(Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2009, final amounts may differ from these estimates.
In the opinion of management of the Company, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto for the year ended March 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet at March 31, 2009 has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years.
For purposes of this interim financial information, August 6, 2009 is the date through which subsequent events have been evaluated and represents the date the financial statements were issued.
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
Quarter Ended June 30, 2009
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
Professional services fees — Professional services fees are generally based on hourly or daily rates. Revenues from professional services are recognized in the period the services are performed provided that collection of the related receivable is reasonably assured. For development services rendered under fixed-price contracts, revenues are recognized using the percentage of completion method and if determined that costs will exceed revenue, the expected loss is recorded at the time the loss becomes apparent. Certain professional services contracts include a project and on-going operations for the project. Revenue associated with these contracts is recognized over the expected service period as the customer derives value from the services, consistent with the proportional performance method.
Deferred revenue — Deferred revenue consists primarily of billed and unbilled maintenance fees related to the remaining term of maintenance agreements in effect at those dates. Deferred license fees and services fees are also included in deferred revenue for those arrangements

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended June 30, 2009
(Unaudited)
that are being recognized on a ratable basis. Commission costs associated with deferred revenue are also deferred and recorded as current or non-current other assets, as applicable, in the Condensed Consolidated Balance Sheet.
Capitalized Software — Capitalized software includes the costs of purchased and internally developed software products and is stated at the lower of unamortized cost or net realizable value.
For development costs related to the Company’s mainframe and distributed products, the Company follows the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. As such, capitalization of internally developed software products begins when technological feasibility of the product is established. Technology development and support includes primarily the costs of programming personnel associated with product development and support net of amounts capitalized.
The Company also capitalizes development costs associated with its software-as-a-service platform (application services).
The amortization for both internally developed and purchased software products is computed on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio of current gross revenues compared with the total of current and anticipated future revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Amortization begins when the product is generally available to customers. The amortization period for capitalized software is generally five years.
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
Goodwill and Other Intangibles — Goodwill for each business segment and those intangible assets with indefinite lives are tested for impairment annually and/or when events or circumstances indicate their fair value may have been reduced below carrying value. The Company evaluated its goodwill and indefinite lived intangibles as of March 31, 2009 and determined there was no impairment.
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
Quarter Ended June 30, 2009
(Unaudited)
evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.
Interest and penalties related to uncertain tax positions are included in the income tax provision.
Derivatives and Fair Value Measurement
The Company is exposed to foreign exchange rate risks associated with foreign currency transactions. The Company enters into derivative contracts to sell or buy currencies with the intent of mitigating foreign exchange rate risks related to current balances due to or from the Company’s foreign subsidiaries. The Company does not use foreign exchange contracts to hedge anticipated transactions.
During the first three months of fiscal 2010 and 2009, the Company did not designate its foreign exchange derivatives as hedges under SFAS No. 133. Accordingly, all foreign exchange derivatives are recognized on the Condensed Consolidated Balance Sheets at fair value.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2009 and March 31, 2009 consistent with the fair value hierarchy provisions of SFAS No. 157 (in thousands):

	Estimated	Quoted Prices in
	Fair Value	Active Markets for	Significant Other
	as of	Identical Assets	Observable Inputs
	June 30, 2009	(Level 1)	(Level 2)
Assets:
Money market funds (1)	$302,665	$302,665

Liabilities:
Foreign exchange derivatives (2)	$38		$38

	Estimated	Quoted Prices in
	Fair Value	Active Markets for	Significant Other
	as of	Identical Assets	Observable Inputs
	March 31, 2009	(Level 1)	(Level 2)
Assets:
Money market funds (1)	$201,952	$201,952

Liabilities:
Foreign exchange derivatives (2)	$30		$30

(1)	Money market funds are classified as “Cash and cash equivalents” in the Condensed Consolidated Balance Sheets.

(2)	The foreign exchange derivatives are classified as current “Accrued expenses” in the Condensed Consolidated Balance Sheets. As of June 30, 2009, the forward sales derivatives had a cost basis and fair value basis of $5,723 and $5,683, respectively, and the forward purchases derivatives had a cost basis and fair value basis of $2,699 and $2,701.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended June 30, 2009
(Unaudited)
Hedging transaction gain (loss) recognized from foreign exchange derivative contracts is recorded to “Administrative and general” in the Company’s Consolidated Statement of Operations and totaled $(559,000) and $587,000, respectively, for the three months ended June 30, 2009 and 2008.
Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168 “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement will not have an impact on the Company’s Consolidated Financial Statements but will result in a revision to our references to GAAP in our future filings.
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended June 30, 2009
(Unaudited)
Note 2 — Divestiture of Product Lines
In May 2009, the Company sold its Quality and DevPartner distributed product lines to Micro Focus International PLC (“Micro Focus”) for $80 million, less certain adjustments relating to cash collected or invoiced for future maintenance and professional services obligations assumed by Micro Focus as discussed below.
The sale included the following assets: (1) all rights to the proprietary software products and other technologies associated with the Quality and DevPartner distributed product lines (other than File-AID/CS), including trade names, trade secrets, copyrights, patents, related client relationships and contracts, software and documentation; (2) the right to offer employment to approximately 290 personnel related to the sales, sales support, development, maintenance and delivery of the Quality and DevPartner product lines and (3) personal property associated with the job requirements of the Company’s personnel that are hired by Micro Focus and other assets primarily used in connection with the products being sold.
Effective upon the closing date of the sale, Micro Focus assumed the obligation to perform future maintenance and professional services related to the Quality and DevPartner product lines.
The Company recorded a gain on divestiture of $52.4 million to operating expenses during the first quarter of fiscal 2010 (in thousands):

Sales price	$80,000
Credit issued to Micro Focus (1)	(15,008)

Net proceeds from divestiture of product lines	64,992

Assets and liabilities:
Capitalized software	(17,589)
Goodwill (2)	(9,733)
Accounts receivable (1)	(9,098)
Deferred revenue (1)	25,458
Other	(1,679)

Gain on divestiture of product lines	$52,351

(1)	As of the transaction date, deferred revenue associated with Quality and DevPartner products was $25.5 million and related to future maintenance and professional services that became the obligation of Micro Focus. The Company issued a $15.0 million credit (net of an administrative fee) to Micro Focus for the previously collected or invoiced portion of deferred revenue at the date of close. The remaining $9.1 million in unbilled accounts receivable will be either assigned to Micro Focus or collected by the Company and remitted to Micro Focus, net of an administrative fee. A liability for this $9.1 million has been recorded to accounts payable.

(2)	The goodwill adjustment of $9.7 million represents the fair value of the Quality and DevPartner product lines in relation to the fair value of the product segment.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended June 30, 2009
(Unaudited)
The Quality and DevPartner product lines represent a portion of the products segment. The Company’s products segment does not account for operating expenses on a product-by-product basis, as such, operating expenses cannot be directly associated with specific product lines. Therefore, the Quality and DevPartner product lines were not reported as a discontinued operation in the Consolidated Financial Statements.
Note 3 — Computation of Earnings per Common Share
Earnings per common share data were computed as follows (in thousands, except for per share data):

	Three Months Ended
	June 30,
	2009	2008
BASIC EARNINGS PER SHARE:
Numerator: Net income	$51,047	$34,732

Denominator:
Weighted-average common shares outstanding	240,784	259,694

Basic earnings per share	$0.21	$0.13

DILUTED EARNINGS PER SHARE:
Numerator: Net income	$51,047	$34,732

Denominator:
Weighted-average common shares outstanding	240,784	259,694
Dilutive effect of stock options	1,764	1,399

Total shares	242,548	261,093

Diluted earnings per share	$0.21	$0.13

During the three months ended June 30, 2009 and 2008, stock options to purchase a total of approximately 20,403,000 and 19,968,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.
Note 4 — Comprehensive Income
Other comprehensive income includes foreign currency translation adjustments that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Net income	$51,047	$34,732
Foreign currency translation adjustment, net of tax	(3)	924

Total comprehensive income	$51,044	$35,656

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended June 30, 2009
(Unaudited)
Note 5 — Stock Benefit Plans and Stock-Based Compensation
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
Stock Options
A summary of option activity under the Company’s stock-based compensation plans as of June 30, 2009, and changes during the three months then ended is presented below (shares and intrinsic value in thousands):

	Three Months Ended
	June 30, 2009
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term in Years	Value
Options outstanding as of March 31, 2009	34,245	$9.59
Granted	250	7.22
Exercised	(243)	6.61		$192
Forfeited	(297)	8.92
Cancelled/expired	(4,480)	16.83

Options outstanding as of June 30, 2009	29,475	$8.51	4.75	$1,794

Options vested and expected to vest, net of estimated forfeitures, as of June 30, 2009	28,099	$8.52	4.56	$1,777

Options exercisable as of June 30, 2009	19,901	$8.77	2.97	$1,638
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
Quarter Ended June 30, 2009
(Unaudited)
The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Three Months Ended
	June 30,
	2009	2008
Expected volatility	45.98%	54.21%
Risk-free interest rate	2.27%	3.23%
Expected lives at date of grant (in years)	6.1	6.3
Weighted-average fair value of the options granted	$3.37	$4.16
The fair value of equity awards vested during the three months ending June 30, 2009 was $4.21 per share.
Restricted Stock Units
The Company’s nonvested restricted stock units as of June 30, 2009, and the activity during the year then ended is summarized as follows (shares in thousands):

	Three Months Ended
	June 30, 2009
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested restricted stock units as of March 31, 2009	950	$6.58
Granted	800	7.33
Vested
Forfeited

Nonvested restricted stock units as of June 30, 2009	1,750	$6.92

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended June 30, 2009
(Unaudited)
Stock Award Compensation
Stock award compensation expense was allocated as follows (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Stock-based compensation classified as:

Cost of maintenance fees	$105	$65
Cost of professional services	278	386
Technology development and support	251	123
Sales and marketing	1,946	718
Administrative and general	3,057	1,034

Total stock-based compensation expense before income taxes	5,637	2,326

Income tax benefit	(2,012)	(849)

Total stock-based compensation expense after income taxes	$3,625	$1,477

As of June 30, 2009, $30.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested equity awards is expected to be recognized over a weighted-average period of approximately 2.75 years.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended June 30, 2009
(Unaudited)
Note 6 — Intangible Assets and Goodwill
The components of the Company’s intangible assets were as follows (in thousands):

	June 30, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Unamortized intangible assets:
Trademarks (1)	$5,857		$5,857

Amortized intangible assets:
Capitalized software (2)	$295,578	$(259,464)	$36,114
Customer relationship agreements (3)	12,029	(9,764)	2,265
Non-compete agreements (3)	2,377	(2,372)	5
Other (4)	6,506	(6,395)	111

Total amortized intangible assets	$316,490	$(277,995)	$38,495

	March 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Unamortized intangible assets:
Trademarks (1)	$5,784		$5,784

Amortized intangible assets:
Capitalized software (2)	$317,569	$(281,806)	$35,763
Customer relationship agreements (3)	13,218	(10,751)	2,467
Non-compete agreements (3)	2,561	(2,516)	45
Other (4)	6,849	(6,684)	165

Total amortized intangible assets	$340,197	$(301,757)	$38,440

(1)	Certain trademarks were acquired as part of the Covisint, LLC and Changepoint Corporation acquisitions in fiscal 2004 and 2005. These trademarks are deemed to have an indefinite life and therefore are not being amortized.

(2)	Amortization and impairments of capitalized software are primarily included in “Cost of Software License Fees” in the Condensed Consolidated Statements of Operations. Capitalized software is generally amortized over five years.

(3)	Customer relationship agreements and non-compete agreements were acquired as part of past acquisitions. The customer relationship agreements are being amortized over periods up to five years. The non-compete agreements are being amortized over periods up to three years.

(4)	Other amortized intangible assets include trademarks associated with product acquisitions and are being amortized over periods up to ten years.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended June 30, 2009
(Unaudited)
Changes in the carrying amounts of goodwill are summarized as follows (in thousands):

		Professional	Application
Goodwill	Products	Services	Services	Total
Balance at March 31, 2009, net	$187,166	$140,436	$11,532	$339,134

Effect of foreign currency translation	2,007	700		2,707

Balance at June 30, 2009, net	$189,173	$141,136	$11,532	$341,841

The Company evaluated its goodwill and other intangible assets for all reporting segments as of March 31, 2009 and determined there was no impairment. The Company determined the fair value of each segment using a discounted cash flow analysis supported by market multiples of revenue.
Since the second half of fiscal 2009, the Company has been restructuring its professional services segment. For the first quarter of fiscal 2010, the professional services segment expense reductions were consistent with management’s internal plan. However, if the professional services segment’s profitability assumptions used in the March 31, 2009 goodwill impairment analysis are not attained, an impairment of some or all of the $141.1 million of goodwill related to the professional services segment at June 30, 2009 could be recorded in the future as a non-cash charge to earnings.
The portion of capitalized software and goodwill that relates to the Quality and DevPartner product lines were reclassified to “Assets held for sale” in the Consolidated Balance Sheet as of March 31, 2009 due to the pending sale of these product lines to Micro Focus which occurred in May 2009 (see Note 2 for more details).

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended June 30, 2009
(Unaudited)
Note 7 — Segment Information
The Company operates in three business segments in the technology industry: products, professional services and application services. The Company provides software products, professional services and application services to information technology (“IT”) organizations that help IT professionals efficiently develop, implement and support the applications that run their businesses.
Financial information for the Company’s business segments is as follows (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Revenues:
Products:
Mainframe	$99,585	$122,458
Distributed systems	52,088	65,511

Total product revenue	151,673	187,969
Professional services	53,045	101,832
Application services	9,670	8,787

Total revenues	$214,388	$298,588

Income (loss) from operations:
Products (1)	$116,489	$85,988
Professional services	2,930	8,322
Application services	884	(1,525)

Subtotal	120,303	92,785
Administrative and general	(40,130)	(41,144)
Restructuring costs	(2,490)	(682)

Income from operations	77,683	50,959
Other income, net	1,420	3,221

Income before income taxes	$79,103	$54,180

(1)	For the three months ended June 30, 2009, income from the products segment includes a $52.4 million gain on divestiture of the Quality and DevPartner product lines (see Note 2 for more details).
Financial information regarding geographic operations is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Revenues:
United States	$133,700	$189,219
Europe and Africa	56,028	79,288
Other international operations	24,660	30,081

Total revenues	$214,388	$298,588

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended June 30, 2009
(Unaudited)
Note 8 — Restructuring Accrual
In recent years, the Company has incurred restructuring charges associated with the following initiatives: (1) aligning the professional services segment headcount and operating expenses after initiating a plan during the second half of fiscal 2009 to exit low-margin engagements and (2) management’s evaluation of the product segment and general and administrative business processes to identify operating efficiencies with the goal of reducing operating expenses.
In the first quarter of fiscal 2010, the Company incurred a restructuring charge of $2.5 million of which $2.4 million related to employee termination benefits. The Company terminated 192 employees within the professional services segment to align operating expenses with revenues as the Company continued to exit engagements considered low-margin during the first quarter of fiscal 2010. The Company also terminated approximately 38 employees from various other functions of the organization, primarily within technology development and support.
Management continues to review the Company’s costs and will, based on future results of operations, determine if additional restructuring actions are needed. The total amount of any potential future charges for such actions will depend upon the nature, timing and extent of those actions.
The following table summarizes the restructuring accrual as of March 31, 2009, and changes to the accrual during the first three months of fiscal 2010 (in thousands):

		Expensed	Paid
	Accrual	During the Three	During the Three	Accrual
	Balance at	Months Ended	Months Ended	Balance at
	March 31,	June 30,	June 30,	June 30,
	2009	2009	2009	2009
Employee termination benefits	$1,274	$2,388	$(2,900)	$762
Facilities costs (primarily lease abandonments)	2,271	51	(252)	2,070
Other	13	51	(56)	8

Total	$3,558	$2,490	$(3,208)	$2,840

As of June 30, 2009, $1.7 million of the restructuring accrual is recorded in current “accrued expenses”. The remaining balance of $1.1 million is recorded to long-term “accrued expenses” in the Condensed Consolidated Balance Sheets and primarily relates to facility costs.
The accruals for employee termination benefits at June 30, 2009 primarily represent cash payments to be paid to employees that have been terminated as a result of initiatives described above.
The accruals for facilities costs at June 30, 2009 represent the remaining fair value of lease obligations for exited and demised locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2013. Projected sublease income is based on management’s estimates, which are subject to change.

COMPUWARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Quarter Ended June 30, 2009
(Unaudited)
Note 9 — Debt
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
Detroit, Michigan
We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the “Company”) as of June 30, 2009, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Compuware Corporation and subsidiaries as of March 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Detroit, Michigan
August 6, 2009

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
The material risks and uncertainties that we believe affect us are summarized below (see Item 1A Risk Factors in our 2009 Form 10-K). These risks and uncertainties are not the only ones we face. Additional risks and uncertainties discussed elsewhere in the reports we file with the Securities and Exchange Commission, as well as other risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial, may also impair business operations. This report is qualified in its entirety by these risk factors and those listed below. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and shareholders could lose all or part of their investment.
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
•	The majority of our software products revenue is dependent on our customers’ continued use of International Business Machines Corp. (“IBM”) and IBM-compatible products.

•	Our software product revenue is dependent on the acceptance of our pricing structure for software licenses and maintenance.

•	Our strategy of packaging distributed products and services as a single offering may not be accepted by our customers, negatively impacting our revenue.

•	We may fail to achieve our forecasted financial results due to inaccurate sales forecasts or other factors. If we fail to meet the expectations of analysts or investors, our stock price could decline substantially.

•	Our quarterly financial results vary and may be adversely affected by a number of unpredictable factors.

•	The continuing weakening in the United States and global economies may reduce demand for our software products, professional services and application services, which may negatively affect our revenues and operating results.

•	If we are not successful in implementing our professional services strategy, our operating margins may decline.

•	The continuation of the decline in the U.S. domestic automotive manufacturing business could adversely affect our professional services and application services businesses.

COMPUWARE CORPORATION AND SUBSIDIARIES
•	If the fair value of our long-lived assets deteriorated below their carrying value, recognition of an impairment loss would be required, which would adversely affect our financial results.

•	Our software and technology may infringe the proprietary rights of others.

•	Our results could be adversely affected if our operating margin or operating margin percentage decline.

•	Our results could be adversely affected by increased competition, pricing pressures and technological changes.

•	The market for professional services is highly competitive, fragmented and characterized by low barriers to entry.

•	The market for application services is in its early stages with emerging competitors. As the market matures, competition may increase and could have a negative impact on our results of operations.

•	We must develop or acquire product enhancements and new products to succeed.

•	Acquisitions may be difficult to integrate, disrupt our business or divert the attention of our management and may result in financial results that are different than expected.

•	The divestiture of our Quality and DevPartner product lines may cause a reduction in customer satisfaction, which could adversely affect our revenues and results of operations.

•	We are exposed to exchange rate risks on foreign currencies and to other international risks that may adversely affect our business and results of operations.

•	Current laws may not adequately protect our proprietary rights.

•	The loss of certain key employees and technical personnel or our inability to hire additional qualified personnel could have a material adverse effect on our business.

•	Maintenance revenue could decline.

•	Unanticipated changes in our operating results or effective tax rates, or exposure to additional income tax liabilities, could affect our profitability.

•	Our stock repurchase plan may be suspended or terminated at any time, which may result in a decrease in our stock price.

•	Acts of terrorism, acts of war and other unforeseen events may cause damage or disruption to us or our customers, which could adversely affect our business, financial condition and operating results.

•	Our articles of incorporation, bylaws and rights agreement as well as certain provisions of Michigan law may have an anti-takeover effect.

COMPUWARE CORPORATION AND SUBSIDIARIES
OVERVIEW
In this section, we discuss our results of operations on a segment basis for each of our three business segments in the technology industry: products, professional services and application services. We evaluate segment performance based primarily on segment contribution before corporate expenses. References to years are to fiscal years ended March 31. This discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes included elsewhere in this report and our annual report on Form 10-K for the fiscal year ended March 31, 2009, particularly “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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

COMPUWARE CORPORATION AND SUBSIDIARIES
Quarterly Update
The following occurred during the first quarter of 2010:
•	Sold our Quality and DevPartner product lines to Micro Focus International PLC (“Micro Focus”) realizing a gain of $52.4 million to operating income (see Note 2 of the Condensed Consolidated Financial Statements included in this report).

•	Experienced an increase in product contribution margin to 76.8% in the first quarter of 2010 from 45.7% in the first quarter of 2009, largely as a result of the gain on the sale to Micro Focus.

•	Experienced a decline in professional services segment contribution margin to 5.5% in the first quarter of 2010 from 8.2% in the first quarter of 2009.

•	Realized an increase in application services segment contribution margin to 9.1% in the first quarter of 2010 from a negative contribution margin of 17.4% in the first quarter of 2009.

•	Experienced a decline in mainframe and distributed product revenue of 18.7% and 20.5%, respectively, compared to the first quarter of 2009.

•	Experienced a charge of $2.5 million from restructuring actions to improve operating efficiencies.

•	Released 4 mainframe and 7 distributed product updates designed to increase the productivity of the IT departments of our customers, including Vantage 11.
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

COMPUWARE CORPORATION AND SUBSIDIARIES
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain operational data from the Condensed Consolidated Statements of Operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

	Percentage of
	Total Revenues
	Three Months Ended		Period-
	June 30, *		to-Period
	2009	2008	Change
Revenue:
Software license fees	18.9%	20.6%	(34.0)%
Maintenance fees	51.8	42.4	(12.2)
Professional services segment revenue	24.8	34.1	(47.9)
Application services segment revenue	4.5	2.9	10.0

Total revenues	100.0	100.0	(28.2)

Operating expenses:
Cost of software license fees	1.8	2.0	(35.2)
Cost of maintenance fees	4.2	4.0	(25.3)
Professional services segment expenses	23.4	31.3	(46.4)
Application services segment expenses	4.1	3.5	(14.8)
Technology development and support	10.0	7.6	(4.8)
Sales and marketing	24.8	20.5	(13.3)
Administrative and general	18.7	13.8	(2.5)
Restructuring costs	1.2	0.2	265.1
Gain on divestiture of product lines	(24.4)		n/a

Total operating expenses	63.8	82.9	(44.8)

Income from operations	36.2	17.1	52.4
Other income, net	0.7	1.0	(55.9)

Income before income taxes	36.9	18.1	46.0
Income tax provision	13.1	6.5	44.3

Net income	23.8%	11.6%	47.0%

*	The professional services segment and the application services segment are combined and reported as professional services on the Condensed Consolidated Statement of Operations included in this report.

COMPUWARE CORPORATION AND SUBSIDIARIES
PRODUCTS SEGMENT
Financial information for the products segment is as follows (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Revenue	$151,673	$187,969
Expenses	35,184	101,981

Products segment contribution	$116,489	$85,988

The products segment generated contribution margins of 76.8% and 45.7% during the first quarter of 2010 and 2009. The increase in margin for the first quarter of 2010 was primarily due to the $52.4 million gain on divestiture of our Quality and DevPartner product lines (see Note 2 of the Condensed Consolidated Financial Statements included in this report for more details).
Products Segment Revenue
Revenue for the products segment is as follows (in thousands):

	Three Months Ended
	June 30,
	2009	2008	Change
Software License Fees
Mainframe	$19,193	$33,934	(43.4)%
Distributed	21,353	27,508	(22.4)

Total Software License Fees	40,546	61,442	(34.0)

Maintenance Fees
Mainframe	80,392	88,524	(9.2)
Distributed	30,735	38,003	(19.1)

Total Maintenance Fees	111,127	126,527	(12.2)

Total Product Revenue
Mainframe	99,585	122,458	(18.7)
Distributed	52,088	65,511	(20.5)

Total Product Revenue	$151,673	$187,969	(19.3)%

Products segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2009	2008
United States	$80,608	$99,328
Europe and Africa	49,077	61,654
Other international operations	21,988	26,987

Total products segment revenue	$151,673	$187,969

COMPUWARE CORPORATION AND SUBSIDIARIES
Our software products are designed to enhance the effectiveness of key disciplines throughout the IT organization from application development and delivery to service management and IT portfolio management supporting all major enterprise computing platforms. Product revenue, which consists of software license fees and maintenance fees, comprised 70.7% and 63.0% of total revenue during the first quarter of 2010 and 2009, respectively.
Software license fees
Software license fees (“license fees”) decreased $20.9 million or 34.0%, which included a negative impact from foreign currency fluctuations of $4.0 million, during the first quarter of 2010 to $40.5 million from $61.4 million during the first quarter of 2009.
Mainframe license fees for the first quarter of 2010 declined $14.7 million and distributed license fees for the first quarter of 2010 declined $6.2 million compared to the same period from the prior year.
The decline in software license fees for the first quarter 2010 as compared to 2009 was a result of the economic slowdown experienced since the end of the first quarter of 2009 affecting the closure of license transactions across all product lines within mainframe and the Vantage and Changepoint distributed product lines.
During the first quarter of 2010, for software license transactions that are required to be recognized ratably, we deferred $10.7 million of license revenue relating to such transactions that closed during the period. We recognized as revenue $24.4 million of previously deferred license revenue relating to such transactions that closed and had been deferred prior to the beginning of the period, including $7.2 million related to our divested products.
Maintenance fees
Maintenance fees decreased $15.4 million or 12.2%, which included a negative impact from foreign currency fluctuations of $8.1 million, during the first quarter of 2010 to $111.1 million from $126.5 million during the first quarter of 2009.
Mainframe maintenance fees for the first quarter of 2010 declined $8.1 million and distributed maintenance fees for the first quarter of 2010 declined $7.3 million compared to the same period from the prior year.
The decrease in maintenance fees for the quarter was primarily due to the negative impact of foreign currency fluctuations of $8.1 million and having one less month of Quality and DevPartner maintenance of approximately $3.0 million as these product lines were divested at the end of May 2009 (see Note 2 of the Condensed Consolidated Financial Statements included in this report).

COMPUWARE CORPORATION AND SUBSIDIARIES
Products Segment Expenses
Products segment expenses include cost of software license fees, cost of maintenance fees, technology development and support costs, sales and marketing expenses and the gain on divestiture of our Quality and DevPartner product lines to Micro Focus. As part of this divestiture, approximately 250 personnel related to the sales, sales support, development, maintenance and delivery of the Quality and DevPartner product lines were transferred to Micro Focus as of June 1, 2009 which reduced the product segment’s compensation and benefit costs for the first quarter of 2010 compared to 2009. Changes to product segment expenses are discussed below.
Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers, including associated hardware costs, and the cost of author royalties. Cost of software license fees decreased $2.2 million or 35.2% during the first quarter of 2010 to $3.9 million from $6.1 million in the first quarter of 2009. The decrease was primarily due to a reduction in capitalized software amortization as $17.6 million of capitalized software was sold to Micro Focus as part of the Quality and DevPartner divestiture. This capitalized software was classified as held for sale at March 31, 2009, as a result, no amortization was recorded in the first quarter of 2010 (see Note 2 of the Condensed Consolidated Financial Statements included in this report).
As a percentage of software license fees, cost of software license fees were 9.7% and 9.9% in the first quarter of 2010 and 2009, respectively.
Cost of maintenance fees consists of the direct costs allocated to maintenance and product support such as helpdesk and technical support. Customers who subscribe to maintenance are also eligible to receive the benefit of new releases as well as technical support. Cost of maintenance fees decreased $3.0 million or 25.3% during the first quarter of 2010 to $9.0 million from $12.0 million in the first quarter of 2009. The decreases were primarily due to lower compensation and benefit costs resulting from employee headcount reductions as part of the restructuring actions taken during 2009 (see Note 8 of the Condensed Consolidated Financial Statements included in this report) and to a lesser extent the transfer of employees to Micro Focus as discussed above. As a percentage of maintenance fees, cost of maintenance fees were 8.1% and 9.5% in the first quarter of 2010 and 2009, respectively.
Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Also included are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support all technology initiatives. As a percentage of product revenue, costs of technology development and support were 14.2% and 12.0% in the first quarter of 2010 and 2009, respectively.

COMPUWARE CORPORATION AND SUBSIDIARIES
Capitalization of internally developed software products begins when technological feasibility of the product is established. Total technology development and support costs incurred internally and capitalized in the first quarter of 2010 and 2009 were as follows (in thousands):

	Three months ended
	June 30,
	2009	2008
Technology development and support costs incurred	$24,376	$25,059
Capitalized technology development and support costs	(2,894)	(2,489)

Technology development and support costs expensed	$21,482	$22,570

Before the capitalization of internally developed software products, total technology development and support costs decreased $700,000 or 2.7% during the first quarter of 2010 to $24.4 million from $25.1 million in the first quarter of 2009. The decrease in expenses was primarily due to lower compensation and benefit costs resulting from employee headcount reductions as part of the restructuring actions taken during 2009 (see Note 8 of the Condensed Consolidated Financial Statements included in this report) and to a lesser extent the transfer of employees to Micro Focus as discussed above.
Sales and marketing costs consist primarily of personnel related costs associated with product sales, sales support and marketing for our product offerings. Sales and marketing costs decreased $8.2 million or 13.3% during the first quarter of 2010 to $53.1 million from $61.3 million in the first quarter of 2009. The decrease in sales and marketing costs was primarily a result of the following: (1) a decrease in bonus and commission costs of $4.6 million due to the decline in software license sales in 2010 and (2) a decrease in compensation and benefit costs of $3.3 million resulting from employee headcount reductions as part of the restructuring actions taken during 2009 (see Note 8 of the Condensed Consolidated Financial Statements included in this report) and to a lesser extent the transfer of personnel to Micro Focus as discussed above.
As a percentage of product revenue, sales and marketing costs were 35.0% and 32.6% in the first quarter of 2010 and 2009.
Gain on divestiture of product lines relates to the sale of our Quality and DevPartner product lines to Micro Focus that occurred in May 2009. We recognized a gain of $52.4 million during the first quarter of 2010 relating to this transaction. See Note 2 of the Condensed Consolidated Financial Statements included in this report for more details.

COMPUWARE CORPORATION AND SUBSIDIARIES
PROFESSIONAL SERVICES SEGMENT
Financial information for the professional services segment is as follows (in thousands):

	Three Months Ended
	June 30, *
	2009	2008
Revenue	$53,045	$101,832
Expenses	50,115	93,510

Professional services segment contribution	$2,930	$8,322

*	The professional services segment and the application services segment are combined and reported as professional services on the Condensed Consolidated Statement of Operations included in this report.
Professional services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2009	2008
United States	$44,749	$82,617
Europe and Africa	6,194	16,762
Other international operations	2,102	2,453

Total professional services segment revenue	$53,045	$101,832

During the first quarter of 2010 and 2009, the professional services segment generated a contribution margin of 5.5% and 8.2%, respectively. The decrease in contribution margin was primarily due to lower employee utilization rates within our Solutions Delivery Group resulting from a decline in license sales during the last two quarters and higher costs associated with certain fixed price projects.
2009 and 2010 Restructuring
During the second half of 2009 and the first quarter of 2010, management focused on improving the professional services segment’s margins by initiating a plan to exit engagements that were considered low-margin and by reducing headcount and operating costs resulting in restructuring charges.
As a result, professional services revenues are expected to decline by approximately 40% in 2010 compared to 2009 but we expect improvement in the operating margin percentage of the segment as we progress through 2010. Actions initiated to date have included exiting low margin accounts, including our largest professional services client in the automotive industry. We expect approximately 20% of our professional services segment revenue in 2010 to be concentrated in the automotive industry.
If these actions do not improve the operating profit percentage of the professional services segment as currently projected, an impairment of some or all of the $141.1 million of goodwill related to the professional services segment at March 31, 2009 may be recorded in the future as a non-cash charge to earnings in the period in which the carrying value exceeds fair value.

COMPUWARE CORPORATION AND SUBSIDIARIES
Professional Services Segment Revenue
We offer a broad range of IT services to help businesses make the most of their IT assets. Some of these services include outsourcing and co-sourcing, application management, product solutions, project management, enterprise resource planning and customer relationship management services.
Professional services segment revenue decreased $48.8 million or 47.9%, which included a negative impact from foreign currency fluctuations of $1.9 million, during the first quarter of 2010 to $53.0 million compared to $101.8 million in the first quarter of 2009. The decrease in revenue was a result of the actions taken during 2009 and during first quarter 2010 to exit low-margin accounts as previously discussed.
Professional Services Segment Expenses
Professional services segment expenses consist primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Professional services segment expenses decreased $43.4 million or 46.4% during the first quarter of 2010 to $50.1 million from $93.5 million in the first quarter of 2009. The decrease in expenses was primarily attributable to lower compensation and benefit costs due to reductions in employee headcount and reductions in subcontractor costs resulting from the 2009 and 2010 restructuring program implemented to align operating costs with the decline in revenue (see “2009 and 2010 Restructuring” within this section).
APPLICATION SERVICES SEGMENT
Our application services, which are marketed under the brand name “Covisint”, provide a software-as-a-service platform that enables industries and business communities to securely integrate vital information and processes across users, business partners, customers, vendors and suppliers.
Financial information for the application services segment is as follows (in thousands):

	Three Months Ended
	June 30, *
	2009	2008
Revenue	$9,670	$8,787
Expenses	8,786	10,312

Application services segment contribution (loss)	$884	$(1,525)

*	The professional services segment and the application services segment are combined and reported as professional services on the Condensed Consolidated Statement of Operations included in this report.

COMPUWARE CORPORATION AND SUBSIDIARIES
Application services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2009	2008
United States	$8,343	$7,274
Europe and Africa	757	872
Other international operations	570	641

Total application services segment revenue	$9,670	$8,787

During the first quarter of 2010, the application services segment generated a contribution margin of 9.1%, compared to a negative contribution margin of 17.4% during the first quarter of 2009. The improvement in contribution for the first quarter of 2010 was primarily due to growth in revenue from the healthcare industry and reductions in expenses resulting from capitalization of software development costs, as described below.
Application Services Segment Revenue
Application services segment revenue increased $900,000 or 10.0% during the first quarter of 2010 to $9.7 million from $8.8 million in the first quarter of 2009. The increase in revenue during the first quarter of 2010 was due to our continued expansion into the healthcare industry.
Our application services segment generates a significant amount of revenue from the automotive industry. We anticipate approximately 50% of our application services segment revenue in 2010 will be derived from this industry.
Application Services Segment Expenses
Application services segment expenses consist primarily of personnel-related costs of providing services, including technical staff, subcontractors and sales personnel. Application services segment expenses decreased $1.5 million or 14.8% during the first quarter of 2010 to $8.8 million from $10.3 million in the first quarter of 2009. The decrease in expenses during the first quarter was primarily due to $850,000 in incremental cost deferrals associated with customer implementations for which corresponding revenue and expenses will be recognized in the future and the capitalization of $840,000 in software development costs related to the testing of product enhancements that have reached technological feasibility.

COMPUWARE CORPORATION AND SUBSIDIARIES
CORPORATE AND OTHER EXPENSES
Administrative and general expenses consist primarily of costs associated with the corporate executive, finance, human resources, administrative, legal, communications and investor relations departments. In addition, administrative and general expenses include all facility-related costs, such as rent, building depreciation, maintenance and utilities, associated with worldwide sales, professional services and software development offices. Administrative and general expenses decreased $1.0 million or 2.5% during the first quarter of 2010 to $40.1 million from $41.1 million during the first quarter of 2009.
The decrease in expense was primarily due to the following: (1) reductions in compensation and benefits and lower facility costs of $4.7 million primarily due to the headcount reductions and facility closures that took place as part of the 2009 restructuring program and (2) a decrease in director deferred compensation of $1.9 million. Prior to January 1, 2009, directors participated in a director phantom stock program that required liability accounting. Due to the increase in our stock price from April 1, 2008 to June 30, 2008, an expense of $1.9 million was recorded in the first quarter of 2009. Effective January 1, 2009, the Director Phantom Stock program was terminated with phantom shares being converted to restricted stock units eliminating the need for liability accounting.
The decreases in expense were offset by a net gain of $5.6 million that was recorded during the first quarter of 2009 associated with a transaction that transitioned the employment of 170 of our professional services staff to a customer.
Other income, net (“other income”) consists primarily of interest income realized from cash equivalents and investments (“investments”), interest earned on deferred customer receivables, and income generated from our investment in a partially owned company. Other income decreased $1.8 million or 55.9% during the first quarter of 2010 to $1.4 million from $3.2 million in the first quarter of 2009. The decrease in other income was primarily attributable to a decline in investment interest income resulting from lower interest rates during first quarter 2010 compared to 2009, partially offset by a higher average investment balance during first quarter of 2010 compared to 2009.
Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The income tax provision was $28.1 million in the first quarter of 2010 compared to an income tax provision of $19.4 million in the first quarter of 2009 representing an effective tax rate of 35.5% and 36.0%, respectively.
RESTRUCTURING COSTS AND ACCRUAL
In the first quarter of 2010, we incurred a restructuring charge of $2.5 million (as discussed in Note 8 of the Condensed Consolidated Financial Statements included in this report). We will continue to evaluate our business processes to identify opportunities to streamline operations and reduce costs, which may result in additional restructuring charges.

COMPUWARE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2009. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2009 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the Consolidated Financial Statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2009.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2009, cash and cash equivalents totaled approximately $390.7 million, compared to $278.1 million at March 31, 2009.
Net cash provided by operating activities:
Net cash provided by operating activities during the first quarter of 2010 was $74.9 million, an increase of $27.1 million from the first quarter of 2009. The increase was due to the following: (1) reduction in disbursements for employee payroll and benefits of $42 million primarily resulting from savings achieved through our 2009 and 2010 restructuring initiatives; (2) reduction in bonus and commission payments of $23 million and (3) reduction in payments for subcontractors of $8 million primarily within the professional services segment resulting from our strategy to exit low-margin engagements. The increases to operating activities were partially offset by the following: (1) reduction in customer collections of $39 million due to our declines in revenue, primarily professional services and license fees; (2) increase in income taxes paid during 2010 compared to 2009 of $5 million and (3) decrease in investment interest received of $2 million.
The Condensed Consolidated Statements of Cash Flows included in this report compute net cash from operating activities using the indirect cash flow method. Therefore non-cash adjustments and net changes in assets and liabilities (net of the effects of the divestiture and currency fluctuations) are adjusted from net income to derive net cash from operating activities. Changes in accounts receivable and deferred revenue have typically had the largest impact on the reconciliation of net income to compute cash flows from operating activities as we allow for deferred payment terms on multi-year products contracts. The combined net change in accounts receivable and deferred revenue increased cash flow from operating activities by $43.8 million in the first quarter of 2010 as compared to the same period in 2009. The decline in revenue over the past year, primarily professional services and software license fees, has caused the accounts receivable and deferred revenue balances at June 30, 2009 to be lower compared to June 30, 2008.
The other significant changes in our reconciliation of net income to derive net cash from operating activities during the first quarter of 2010 as compared to the first quarter of 2009 were as follows:

COMPUWARE CORPORATION AND SUBSIDIARIES
(1)	Adjustment to net income of $52.4 million resulting from the gain on divestiture of our Quality and DevPartner product lines for which proceeds from sale were recorded to investing activities. See Note 2 of the Condensed Consolidated Financial Statements included in this report for more details.
(2)	The increase to cash flows from operating activities resulting from the net change in accounts payable and accrued expenses of $19.5 million was primarily due to lower commission and bonus accruals recorded at March 31, 2009 compared to March 31, 2008 causing a lesser cash outflow impact to operating activities from the changes in accruals during the first quarter of 2010 compared to 2009.
As of June 30, 2009, $2.8 million was accrued related to restructuring actions (see Note 8 of the Condensed Consolidated Financial Statements included in this report). We continue to evaluate our business processes to identify ways to reduce costs. Any further actions will likely result in additional restructuring charges. The amount of such charges will depend upon the nature, timing and extent of the restructuring actions taken.
We believe our existing cash resources and cash flow from operations will be sufficient to meet operating cash needs for the foreseeable future.
Net cash provided by investing activities:
Net cash provided by investing activities during the first quarter of 2010 was $59.3 million, an increase of $50.6 million from the first quarter of 2009. The increase was primarily due to $65 million of proceeds received from the sale of the Quality and DevPartner product lines to Micro Focus during the first quarter of 2010 (see Note 2 of the Condensed Consolidated Financial Statements for more details) offset by a decline in the amount of investments liquidated. In the first quarter of 2009, we received $13.9 million of proceeds from the liquidation of investments. There were no investments liquidated during the first quarter of 2010.
During the first quarter of 2010 and 2009, capital expenditures for property and equipment and capitalized research and software development totaled $5.7 million and $5.2 million, respectively, and were funded with cash flows from operations.
There were no business acquisitions in the first quarter of 2010 or 2009. However, we continue to evaluate business acquisition opportunities that fit our strategic plans.
Net cash used in financing activities:
Net cash used in financing activities during the first quarter of 2010 was $30.1 million, a decrease of $26.5 million from the first quarter of 2009.
The decrease was primarily due to reductions in the amount of common stock repurchased during first quarter of 2010 compared to 2009. We used $32.3 million in cash to repurchase common stock during the first quarter of 2010 compared to $58.9 million in 2009, a decline of $26.6 million.
Since May 2003, the Board of Directors has authorized the repurchase of a total of $1.7 billion of our common stock under a Discretionary Plan. Purchases of common stock under the Discretionary Plan may occur on the open market, or through negotiated or block transactions based upon market and business conditions, subject to applicable legal limitations.

COMPUWARE CORPORATION AND SUBSIDIARIES
During the first quarter of 2010, we repurchased approximately 4.3 million shares of our common stock at an average price of $7.52 per share for a total cost of $32.3 million. As of June 30, 2009, approximately $505 million remains authorized for future purchases under the Discretionary Plan.
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
Recently Issued Accounting Pronouncements
See Note 1 of the Condensed Consolidated Financial Statements included in this report for recently issued accounting pronouncements that could affect the Company.
CONTRACTUAL OBLIGATIONS
Our contractual obligations are described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended March 31, 2009. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business since the end of fiscal 2009.

COMPUWARE CORPORATION AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. There have been no material changes to our foreign exchange risk management strategy or our investment standards subsequent to March 31, 2009, therefore the market risks remain substantially unchanged since we filed the Annual Report on Form 10-K for the fiscal year ending March 31, 2009.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COMPUWARE CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended March 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth, the repurchases of common stock for the quarter ended June 30, 2009:

				Approximate dollar
				value of shares
			Total number of	that may yet be
		Average	shares purchased	purchased under
	Total number of	price paid	as part of publicly	the plan or
Period	shares purchased	per share	announced plans	program (1)
For the month ended April 30, 2009				$536,861,000

For the month ended May 31, 2009	1,200,000	$7.54	1,200,000	527,815,000

For the month ended June 30, 2009	3,094,000	7.52	3,094,000	504,555,000

Total	4,294,000	$7.52	4,294,000

(1)	Our purchases of common stock may occur on the open market or in negotiated or block transactions based upon market and business conditions. Unless terminated earlier by resolution of our Board of Directors, the discretionary share repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder. The maximum amount of repurchase activity under the discretionary program continues to be limited on a daily basis to 25% of the average trading volume of our common stock for the previous four week period. In addition, no purchases are made during our self-imposed trading black-out periods in which the Company and our insiders are prohibited from trading in our common shares.

COMPUWARE CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit
Number	Description of Document

2.8	Asset Purchase Agreement between Compuware Corporation and Micro Focus Holdings Limited, dated as of May 5, 2009 (filed with the Company’s Form 8-K filed on May 11, 2009 and incorporated herein by reference)

10.122	Executive Incentive Plan — Corporate, as of June 10, 2009 (filed with the Company’s Form 8-K filed on June 12, 2009 and incorporated herein by reference)

10.123	Form of Restricted Stock Unit Award Agreement as of June 10, 2009 (filed with the Company’s Form 8-K filed on June 12, 2009 and incorporated herein by reference)

15	Independent Registered Public Accounting Firm’s Awareness Letter (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. (1)

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act. (1)

(1)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUWARE CORPORATION
Date: August 6, 2009	By:	/s/ Peter Karmanos, Jr.
Peter Karmanos, Jr.
Chief Executive Officer (duly authorized officer)

Date: August 6, 2009	By:	/s/ Laura L. Fournier
Laura L. Fournier
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)