Form 10-Q
period 2009-09-30
COMPUWARE CORP
filed 2009-11-09
CIK 859014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Registrant’s telephone number, including area code: (313) 227-7300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and a “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:
As of October 30, 2009, there were outstanding 230,471,473 shares of Common Stock, par value $.01, of the registrant.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	September 30,	March 31,
	2009	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$332,975	$278,112
Accounts receivable, net	407,645	472,011
Deferred tax asset, net	40,408	37,359
Income taxes refundable	3,357	2,578
Prepaid expenses and other current assets	24,855	41,350
Assets held for sale		27,354

Total current assets	809,240	858,764

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	345,158	353,182

CAPITALIZED SOFTWARE, LESS ACCUMULATED AMORTIZATION	34,250	35,763

OTHER:
Accounts receivable	229,078	224,681
Deferred tax asset, net	34,275	30,851
Goodwill	341,502	339,134
Other	33,522	32,475

Total other assets	638,377	627,141

TOTAL ASSETS	$1,827,025	$1,874,850

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$23,142	$13,796
Accrued expenses	84,106	87,205
Income taxes payable	32,227	24,646
Deferred revenue	396,351	409,410
Liabilities held for sale		26,470

Total current liabilities	535,826	561,527

DEFERRED REVENUE	345,534	378,094

ACCRUED EXPENSES	30,222	30,111

DEFERRED TAX LIABILITY, NET	29,845	24,470

Total liabilities	941,427	994,202

SHAREHOLDERS’ EQUITY:
Common stock	2,306	2,418
Additional paid-in capital	611,469	628,955
Retained earnings	273,799	249,897
Accumulated other comprehensive loss	(1,976)	(622)

Total shareholders’ equity	885,598	880,648

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,827,025	$1,874,850

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES:
Software license fees	$50,110	$42,251	$90,656	$103,693
Maintenance fees	109,734	124,717	220,861	251,244
Professional services fees	58,085	102,877	120,800	213,496

Total revenues	217,929	269,845	432,317	568,433

OPERATING EXPENSES:
Cost of software license fees	3,874	6,253	7,823	12,343
Cost of maintenance fees	8,368	11,332	17,324	23,326
Cost of professional services	51,770	98,973	110,671	202,795
Technology development and support	21,633	22,938	43,115	45,508
Sales and marketing	50,756	58,353	103,904	119,680
Administrative and general	38,767	42,474	78,897	83,618
Restructuring costs	1,328	2,231	3,818	2,913
Gain on divestiture of product lines			(52,351)

Total operating expenses	176,496	242,554	313,201	490,183

INCOME FROM OPERATIONS	41,433	27,291	119,116	78,250

OTHER INCOME, NET	1,333	3,046	2,753	6,267

INCOME BEFORE INCOME TAXES	42,766	30,337	121,869	84,517

INCOME TAX PROVISION	14,780	8,755	42,836	28,203

NET INCOME	$27,986	$21,582	$79,033	$56,314

Basic earnings per share	$0.12	$0.09	$0.33	$0.22

Diluted earnings per share	$0.12	$0.08	$0.33	$0.22

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2009	2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$79,033	$56,314
Adjustments to reconcile net income to net cash provided by operations:
Gain on divestiture of product lines	(52,351)
Depreciation and amortization	20,884	27,072
Property and equipment impairment		662
Acquisition tax benefits	880	2,622
Stock award compensation	9,478	7,900
Deferred income taxes	3,536	2,597
Other	12	410
Net change in assets and liabilities, net of effects from the divestiture and currency fluctuations:
Accounts receivable	91,059	54,314
Prepaid expenses and other current assets	17,004	18,214
Other assets	(2,616)	(3,992)
Accounts payable and accrued expenses	(15,794)	(35,600)
Deferred revenue	(87,772)	(61,346)
Income taxes	6,646	(2,701)

Net cash provided by operating activities	69,999	66,466

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of:
Property and equipment	(3,674)	(4,922)
Capitalized software	(5,780)	(6,090)
Net proceeds from divestiture of product lines	64,992
Investment proceeds		59,402

Net cash provided by investing activities	55,538	48,390

CASH FLOWS USED IN FINANCING ACTIVITIES:
Net proceeds from exercise of stock options including excess tax benefits	1,702	11,163
Contribution to stock purchase plans	1,075	1,674
Repurchase of common stock	(85,806)	(174,186)

Net cash used in financing activities	(83,029)	(161,349)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12,355	(8,127)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,863	(54,620)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	278,112	215,943

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$332,975	$161,323

See notes to condensed consolidated financial statements.

Note 1 — Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at September 30, 2009, final amounts may differ from these estimates.
In the opinion of management of the Company, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto for the year ended March 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet at March 31, 2009 has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years.
For purposes of this interim financial information, November 9, 2009 is the date through which subsequent events have been evaluated and represents the date the financial statements were issued.
Revenue Recognition — The Company earns revenue from licensing software products, providing maintenance and support for those products and rendering professional services. The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605 “Revenue Recognition” and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104. Accordingly, in order to be eligible for revenue recognition, the following criteria must be met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.
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
For revenue arrangements where there is a lack of VSOE of fair value for any undelivered elements, license fee revenue is deferred and recognized upon delivery of those elements or when VSOE of fair value can be established. When maintenance or services are the only undelivered elements, the license fee revenue is recognized on a ratable basis over the longer of the maintenance term or over the period in which the services are expected to be performed. Such transactions include term licenses as the Company does not sell maintenance for term licenses separately and therefore cannot establish VSOE for the undelivered elements in these arrangements. These arrangements do not qualify for separate recognition of the software license fees, maintenance fees and as applicable, professional services fees under ASC 605 “Revenue Recognition”. However, to comply with SEC Regulation S-X, Rule 5-03(b), which requires product, services and other categories of revenue to be displayed separately on the income statement, the Company separates the license fee, maintenance fee and professional services fee revenue based on its determination of fair value. The Company applies its VSOE of fair value for maintenance related to perpetual license transactions and stand alone services arrangements as a reasonable and consistent approximation of fair value to separate license fee, maintenance fee and professional services fee revenue for income statement classification purposes.
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

Deferred revenue - Deferred revenue consists primarily of billed and unbilled maintenance fees related to the remaining term of maintenance agreements in effect at those dates. Deferred license fees and services fees are also included in deferred revenue for those arrangements that are being recognized on a ratable basis. Commission costs associated with deferred revenue are also deferred and recorded as current or non-current other assets, as applicable, in the Condensed Consolidated Balance Sheet.
Capitalized Software — Capitalized software includes the costs of purchased and internally developed software products and is stated at the lower of unamortized cost or net realizable value.
For development costs related to the Company’s mainframe and distributed products, the Company follows the guidance of ASC 985-20 “Costs of Software to be Sold, Leased, or Marketed”. As such, capitalization of internally developed software products begins when technological feasibility of the product is established. Technology development and support includes primarily the costs of programming personnel associated with product development and support, net of amounts capitalized.
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

Goodwill and Other Intangibles — Goodwill for each business segment and those intangible assets with indefinite lives are tested for impairment annually and when events or circumstances indicate their fair value may have been reduced below carrying value. The Company evaluated its goodwill and indefinite lived intangibles as of March 31, 2009 and determined there was no impairment.
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

Derivatives and Fair Value Measurement — The Company is exposed to foreign exchange rate risks associated with foreign currency transactions. The Company enters into derivative contracts to sell or buy currencies with the intent of mitigating foreign exchange rate risks related to current balances due to or from the Company’s foreign subsidiaries. The Company does not use foreign exchange contracts to hedge anticipated transactions.
During the first six months of fiscal 2010 and 2009, the Company did not designate its foreign exchange derivatives as hedges under ASC 815 “Derivatives and Hedging”. Accordingly, all foreign exchange derivatives are recognized on the Condensed Consolidated Balance Sheets at fair value.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2009 and March 31, 2009 consistent with the fair value hierarchy provisions of ASC 820 “Fair Value Measurements and Disclosures” (in thousands):

	Estimated	Quoted Prices in
	Fair Value	Active Markets for	Significant Other
	as of	Identical Assets	Observable Inputs
	September 30, 2009	(Level 1)	(Level 2)
Assets:
Money market funds (1)	$260,662	$260,662

Liabilities:
Foreign exchange derivatives (2)	$38		$38

	Estimated	Quoted Prices in
	Fair Value	Active Markets for	Significant Other
	as of	Identical Assets	Observable Inputs
	March 31, 2009	(Level 1)	(Level 2)
Assets:
Money market funds (1)	$201,952	$201,952

Liabilities:
Foreign exchange derivatives (2)	$30		$30

(1)	Money market funds are classified as “Cash and cash equivalents” in the Condensed Consolidated Balance Sheets.

(2)	The foreign exchange derivatives are classified as current “Accrued expenses” in the Condensed Consolidated Balance Sheets. As of September 30, 2009, the forward sales derivatives had a cost basis and fair value basis of $1.7 million, respectively, and the forward purchases derivatives had a cost basis and fair value basis of $6.8 million.
Hedging transaction loss recognized from foreign exchange derivative contracts is recorded to “Administrative and general” in the Condensed Consolidated Statements of Operations and totaled $140,000 and $5.5 million, respectively for the three months ended September 30, 2009 and 2008 and $699,000 and $4.9 million, respectively, for the six months ended September 30, 2009 and 2008.

Recently Issued Accounting Pronouncements — In June 2009, the FASB issued Accounting Standards Update No. 2009-1 “Topic 105 — Generally Accepted Accounting Principles” (formerly Statement of Financial Accounting Standards No. 168 “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”). This Standard identified the FASB Accounting Standards Codification (Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Effective July 1, 2009, the Codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement resulted in a revision to our references to U.S. GAAP in our filings but did not otherwise have a material effect on our financial statements.
In May 2009, the FASB issued ASC 855 — “Subsequent Events” (formerly SFAS No. 165 “Subsequent Events”) which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement is to be applied prospectively and was effective for interim and annual periods ended after June 15, 2009.

Note 2 — Divestiture of Product Lines
In May 2009, the Company sold its Quality and DevPartner distributed product lines to Micro Focus International PLC (“Micro Focus”) for $80 million, less certain adjustments relating to cash collected or invoiced for future maintenance and professional services obligations assumed by Micro Focus as discussed below.
The sale included the following assets: (1) all rights to the proprietary software products and other technologies associated with the Quality and DevPartner distributed product lines (other than File-AID/CS), including trade names, trade secrets, copyrights, patents, related client relationships and contracts, software and documentation; (2) the right to offer employment to approximately 290 personnel related to the sales, sales support, development, maintenance and delivery of the Quality and DevPartner product lines and (3) personal property associated with the job requirements of the Company’s personnel that were hired by Micro Focus and other assets primarily used in connection with the products sold.
Effective upon the closing date of the sale, Micro Focus assumed the obligation to perform future maintenance and professional services related to the Quality and DevPartner product lines.
The Company recorded a gain on divestiture of $52.4 million to operating expenses during the first quarter of fiscal 2010 (in thousands):

Sales price	$80,000
Credit issued to Micro Focus (1)	(15,008)

Net proceeds from divestiture of product lines	64,992

Assets and liabilities:
Capitalized software	(17,589)
Goodwill (2)	(9,733)
Accounts receivable (1)	(9,098)
Deferred revenue (1)	25,458
Other	(1,679)

Gain on divestiture of product lines	$52,351

(1)	As of the transaction date, deferred revenue associated with Quality and DevPartner products was $25.5 million and related to future maintenance and professional services that became the obligation of Micro Focus. The Company issued a $15.0 million credit (net of an administrative fee) to Micro Focus for the previously collected or invoiced portion of deferred revenue at the date of close. The remaining $9.1 million in unbilled accounts receivable will be either collected by the Company and remitted to Micro Focus, net of an administrative fee, or assigned to Micro Focus. A liability for this $9.1 million was recorded to accounts payable upon the closing date of the sale. As of September 30, 2009, the uncollected accounts receivable and accounts payable balance was $8.4 million.

(2)	The goodwill adjustment of $9.7 million represents the fair value of the Quality and DevPartner product lines in relation to the fair value of the product segment.
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

Note 3 — Computation of Earnings per Common Share
Earnings per common share data were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
BASIC EARNINGS PER SHARE:
Numerator: Net income	$27,986	$21,582	$79,033	$56,314

Denominator:
Weighted-average common shares outstanding	234,290	252,394	237,519	256,024

Basic earnings per share	$0.12	$0.09	$0.33	$0.22

DILUTED EARNINGS PER SHARE:
Numerator: Net income	$27,986	$21,582	$79,033	$56,314

Denominator:
Weighted-average common shares outstanding	234,290	252,394	237,519	256,024
Dilutive effect of stock awards	1,825	5,221	1,784	4,428

Total shares	236,115	257,615	239,303	260,452

Diluted earnings per share	$0.12	$0.08	$0.33	$0.22

During the three and six months ended September 30, 2009, stock awards to purchase a total of approximately 25.7 million and 26.2 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive. During the three and six months ended September 30, 2008, stock options to purchase a total of approximately 6.0 million and 6.2 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.
Note 4 — Comprehensive Income
Other comprehensive income includes foreign currency translation adjustments that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$27,986	$21,582	$79,033	$56,314
Foreign currency translation adjustment, net of tax	(1,351)	(9,323)	(1,354)	(8,399)

Total comprehensive income	$26,635	$12,259	$77,679	$47,915

Note 5 — Stock Benefit Plans and Stock-Based Compensation
The Company has the following stock benefit plans: (1) the 2007 Long Term Incentive Plan (“2007 LTIP”) allows the Company’s Compensation Committee the ability to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or restricted stock unit awards and annual cash incentive awards to employees and directors of the Company; (2) the Employee Stock Purchase Plan allows participating U.S. and Canadian employees the right to have up to 10% of their compensation withheld to purchase Company common stock at a 5% discount; and (3) the Employee Stock Ownership Plan (“ESOP”) and Trust allows the Company to make contributions to the ESOP for the benefit of substantially all U.S. employees.
Stock Options
A summary of option activity under the Company’s stock-based compensation plans as of September 30, 2009, and changes during the six months then ended is presented below (shares and intrinsic value in thousands):

	Six Months Ended
	September 30, 2009
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term in Years	Value
Options outstanding as of March 31, 2009	34,245	$9.59
Granted	250	7.22
Exercised	(257)	6.55		$219
Forfeited	(315)	8.83
Cancelled/expired	(4,687)	16.94

Options outstanding as of September 30, 2009	29,236	$8.43	4.52	$3,497

Options vested and expected to vest, net of estimated forfeitures, as of September 30, 2009	28,072	$8.44	4.35	$3,409

Options exercisable as of September 30, 2009	20,269	$8.62	2.86	$2,827
The Company calculates the fair value of stock option awards using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. The expected volatility assumption is based on historical volatility of the Company’s common stock over the most recent period commensurate with the expected life of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the stock option awarded. The expected life of the stock option is based on either historical exercise data if available or the simplified method as described in SAB Topic 14, “Share-Based Payment”. Dividend yields were not a factor in determining fair value of stock options granted as the Company has never issued cash dividends and does not anticipate issuing cash dividends in the future.

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Six Months Ended
	September 30,
	2009	2008
Expected volatility	45.98%	54.39%
Risk-free interest rate	2.27%	3.25%
Expected lives at date of grant (in years)	6.1	6.4
Weighted-average fair value of the options granted	$3.37	$4.30
The fair value of equity awards vested during the six months ending September 30, 2009 was $4.35 per share.
Restricted Stock Units
The Company’s nonvested restricted stock units as of September 30, 2009, and the activity during the year then ended is summarized as follows (shares in thousands):

	Six Months Ended
	September 30, 2009
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested restricted stock units as of March 31, 2009	950	$6.58
Granted	1,220	7.22
Vested	—	—
Forfeited	—	—

Nonvested restricted stock units as of September 30, 2009	2,170	$7.03

Covisint Corporation 2009 Long-Term Incentive Plan
In August 2009, Covisint Corporation (“Covisint”), a subsidiary of the Company, established a 2009 Long-Term Incentive Plan (“2009 LTIP”) allowing the Board of Directors of Covisint the ability to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or restricted stock unit awards and annual cash incentive awards to employees and directors of Covisint. The 2009 LTIP reserves 150,000 shares of Covisint for issuances under this plan.
On August 25, 2009, Covisint granted 88,500 stock options to certain employees of Covisint that expire on August 25, 2019. These options will vest if Covisint completes an initial public offering (“IPO”) or if there is a change of control of Covisint prior to August 26, 2015.
These same employees were also granted 419,000 performance-based restricted stock units (“PRSUs”) from the Company’s 2007 LTIP. The PRSUs will vest if Covisint does not complete an IPO or a change of control transaction by August 25, 2015 and Covisint meets a pre-defined revenue target for four consecutive calendar quarters ending prior to August 26, 2015.
As of September 30, 2009, the Company has not recorded compensation expense for the Covisint stock options or the PRSUs and these awards are not included in the Company’s diluted shares outstanding. Compensation expense will be accounted for in the period it becomes probable that the underlying conditions of the Covisint stock options or PRSUs will be met and will be included in the diluted shares outstanding balance in the period the underlying performance conditions are met.

Stock Award Compensation
Stock award compensation expense was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock-based compensation classified as:

Cost of maintenance fees	$114	$121	$219	$187
Cost of professional services	142	1,598	420	1,984
Technology development and support	297	244	548	366
Sales and marketing	1,223	1,527	3,169	2,245
Administrative and general	2,065	1,178	5,122	2,212
Restructuring costs		906		906

Total stock-based compensation expense before income taxes	3,841	5,574	9,478	7,900
Income tax benefit	(1,243)	(2,018)	(3,255)	(2,867)

Total stock-based compensation expense after income taxes	$2,598	$3,556	$6,223	$5,033

As of September 30, 2009, $27.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested equity awards is expected to be recognized over a weighted-average period of approximately 2.68 years.

Note 6 — Intangible Assets and Goodwill
The components of the Company’s intangible assets were as follows (in thousands):

	September 30, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Unamortized intangible assets:
Trademarks (1)	$5,940		$5,940

Amortized intangible assets:
Capitalized software (2)	$297,171	$(262,921)	$34,250
Customer relationship agreements (3)	12,041	(10,103)	1,938
Non-compete agreements (3)	2,373	(2,355)	18
Other (4)	6,502	(6,502)

Total amortized intangible assets	$318,087	$(281,881)	$36,206

	March 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Unamortized intangible assets:
Trademarks (1)	$5,784		$5,784

Amortized intangible assets:
Capitalized software (2)	$317,569	$(281,806)	$35,763
Customer relationship agreements (3)	13,218	(10,751)	2,467
Non-compete agreements (3)	2,561	(2,516)	45
Other (4)	6,849	(6,684)	165

Total amortized intangible assets	$340,197	$(301,757)	$38,440

(1)	Certain trademarks were acquired as part of the Covisint, LLC and Changepoint Corporation acquisitions in fiscal 2004 and 2005. These trademarks are deemed to have an indefinite life and therefore are not being amortized.

(2)	Amortization and impairments of capitalized software are primarily included in “Cost of Software License Fees” in the Condensed Consolidated Statements of Operations. Capitalized software is generally amortized over five years.

(3)	Customer relationship agreements and non-compete agreements were acquired as part of past acquisitions. The customer relationship agreements are being amortized over periods up to five years. The non-compete agreements are being amortized over periods up to three years.

(4)	Other amortized intangible assets include trademarks associated with product acquisitions and were amortized over periods up to ten years.

Changes in the carrying amounts of goodwill are summarized as follows (in thousands):

		Professional	Application
Goodwill	Products	Services	Services	Total
Balance at March 31, 2009, net	$187,166	$140,436	$11,532	$339,134
Effect of foreign currency translation	1,439	929		2,368

Balance at September 30, 2009, net	$188,605	$141,365	$11,532	$341,502

The Company evaluated its goodwill and other intangible assets for all reporting segments as of March 31, 2009 and determined there was no impairment. The Company determined the fair value of each segment using a discounted cash flow analysis supported by market multiples of revenue.
In the second half of fiscal 2009, the Company initiated a plan to restructure its professional services segment. For the first six months of fiscal 2010, the professional services segment expense reductions were consistent with management’s internal plan. If the professional services segment’s profitability assumptions used in the March 31, 2009 goodwill impairment analysis are not attained and sustained, an impairment of some or all of the $141.4 million of goodwill related to the professional services segment at September 30, 2009 could be recorded in the future as a non-cash charge to earnings.
The portion of capitalized software and goodwill related to the Quality and DevPartner product lines was reclassified to “Assets held for sale” in the Condensed Consolidated Balance Sheets as of March 31, 2009 due to the then-pending sale of these product lines to Micro Focus which occurred in May 2009 (see Note 2 for more details).

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
Financial information for the Company’s business segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Products:
Mainframe	$117,288	$108,801	$216,866	$231,290
Distributed systems	42,556	58,167	94,651	123,647

Total product revenue	159,844	166,968	311,517	354,937
Professional services	48,532	94,314	101,577	196,146
Application services	9,553	8,563	19,223	17,350

Total revenues	$217,929	$269,845	$432,317	$568,433

Income from operations:
Products (1)	$75,213	$68,092	$191,702	$154,080
Professional services	5,654	4,854	8,584	13,176
Application services	661	(950)	1,545	(2,475)

Subtotal	81,528	71,996	201,831	164,781
Corporate expenses	(38,767)	(42,474)	(78,897)	(83,618)
Restructuring costs	(1,328)	(2,231)	(3,818)	(2,913)

Income from operations	41,433	27,291	119,116	78,250
Other income, net	1,333	3,046	2,753	6,267

Income before income taxes	$42,766	$30,337	$121,869	$84,517

(1)	For the six months ended September 30, 2009, income from the products segment includes a $52.4 million gain on divestiture of the Quality and DevPartner product lines (see Note 2 for more details).
Financial information regarding geographic operations is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
United States	$137,167	$168,192	$270,870	$357,394
Europe and Africa	55,245	73,498	111,283	152,794
Other international operations	25,517	28,155	50,164	58,245

Total revenues	$217,929	$269,845	$432,317	$568,433

Note 8 — Restructuring Accrual
In recent years, the Company has incurred restructuring charges associated with the following initiatives: (1) aligning the professional services segment headcount and operating expenses after initiating a plan during the second half of fiscal 2009 to exit low-margin engagements and (2) management’s evaluation of the products segment and administrative and general business processes to identify operating efficiencies with the goal of reducing operating expenses.
In the first six months of fiscal 2010, the Company incurred $3.8 million in restructuring charges of which $3.7 million related to employee termination benefits. The Company terminated 245 employees within the professional services segment to align operating expenses with revenues as the Company continued to exit engagements considered low-margin during the first six months of fiscal 2010. The Company also continued evaluating business processes for efficiencies resulting in the termination of 33 employees from the products segment, primarily sales and marketing personnel, and 29 employees within administrative and general functions.
Management continues to review the Company’s costs and will, based on future results of operations, determine if additional restructuring actions are needed. The total amount of any potential future charges for such actions will depend upon the nature, timing and extent of those actions.
The following table summarizes the restructuring accrual as of March 31, 2009, and changes to the accrual during the first six months of fiscal 2010 (in thousands):

		Expensed	Paid
	Accrual	During the Six	During the Six	Accrual
	Balance at	Months Ended	Months Ended	Balance at
	March 31,	September 30,	September 30,	September 30,
	2009	2009	2009	2009
Employee termination benefits	$1,274	$3,678	$(4,250)	$702
Facilities costs (primarily lease abandonments)	2,271	46	(610)	1,707
Other	13	94	(88)	19

Total	$3,558	$3,818	$(4,948)	$2,428

As of September 30, 2009, $1.5 million of the restructuring accrual is recorded in current “accrued expenses”. The remaining balance of $900,000 is recorded to long-term “accrued expenses” in the Condensed Consolidated Balance Sheets and primarily relates to facility costs.
The accruals for employee termination benefits at September 30, 2009 primarily represent cash payments to be made to employees that have been terminated as a result of initiatives described above.
The accruals for facilities costs at September 30, 2009 represent the remaining fair value of lease obligations for exited and demised locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2014. Projected sublease income is based on management’s estimates, which are subject to change.

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
Any borrowings under the credit facility bear interest at the prime rate or the Eurodollar rate plus the applicable margin (based on the level of maximum total debt to EBITDA ratio), at the Company’s option. The Company pays a quarterly facility fee on the credit facility based on the applicable margin grid. The Company has never used the credit facility as of September 30, 2009. See Note 10 regarding borrowings related to our November 2009 acquisition.
Note 10 — Subsequent Event
On November 9, 2009, the Company acquired all of the outstanding capital stock of Gomez, Inc. (“Gomez”) for $295 million in cash, plus approximately $1.5 million of direct acquisition costs. Gomez is a privately-held company which provides web application experience management through a software-as-a-service model. We believe this acquisition will expand our offerings for application performance management, allowing us to provide solutions for both enterprise and internet based environments, improving the results of operations for our products segment.
The initial accounting for the assets, liabilities, items of consideration and pro forma combined historical results related to this acquisition is incomplete due to the short period of time between the purchase date and filing date of this report.
The purchase price was funded with the Company’s existing cash resources and borrowings of $15 million under its credit facility described in Note 9 to complete the transaction.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Compuware Corporation
Detroit, Michigan
We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the “Company”) as of September 30, 2009, and the related condensed consolidated statements of operations for the three-month and six-month periods ended September 30, 2009 and 2008, and cash flows for the six-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
November 9, 2009

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
•	The majority of our software products revenue is dependent on our customers’ continued use of International Business Machines Corp. (“IBM”) and IBM-compatible products.

•	Our software product revenue is dependent on the acceptance of our pricing structure for software licenses and maintenance.

•	Our strategy of packaging distributed products and services as a single offering may not be accepted by our customers, negatively impacting our revenue.

•	We may fail to achieve our forecasted financial results due to inaccurate sales forecasts or other factors. If we fail to meet the expectations of analysts or investors, our stock price could decline substantially.

•	Our quarterly financial results vary and may be adversely affected by a number of unpredictable factors.

•	Future changes in the United States and global economies may reduce demand for our software products, professional services and application services, which may negatively affect our revenues and operating results.

•	If we are not successful in implementing our professional services strategy, our operating margins may decline.

•	The continuation of the decline in the U.S. domestic automotive manufacturing business could adversely affect our professional services and application services businesses.

COMPUWARE CORPORATION AND SUBSIDIARIES
•	If the fair value of our long-lived assets deteriorate below their carrying value, recognition of an impairment loss would be required, which would adversely affect our financial results.

•	Our software and technology may infringe the proprietary rights of others.

•	Our results could be adversely affected if our operating margin or operating margin percentage decline.

•	Our results could be adversely affected by increased competition, pricing pressures and technological changes.

•	The market for professional services is highly competitive, fragmented and characterized by low barriers to entry.

•	The market for application services is in its early stages with emerging competitors. As the market matures, competition may increase and could have a negative impact on our results of operations.

•	We must develop or acquire product enhancements and new products to succeed.

•	Acquisitions may be difficult to integrate, disrupt our business or divert the attention of our management and may result in financial results that are different than expected.

•	The divestiture of our Quality and DevPartner product lines may cause a reduction in customer satisfaction, which could adversely affect our revenues and results of operations.

•	We are exposed to exchange rate risks on foreign currencies and to other international risks that may adversely affect our business and results of operations.

•	Current laws may not adequately protect our proprietary rights.

•	The loss of certain key employees and technical personnel or our inability to hire additional qualified personnel could have a material adverse effect on our business.

•	Maintenance revenue could decline.

•	Unanticipated changes in our operating results or effective tax rates, or exposure to additional income tax liabilities, could affect our profitability.

•	Our stock repurchase plan may be suspended or terminated at any time, which may result in a decrease in our stock price.

•	Acts of terrorism, acts of war and other unforeseen events may cause damage or disruption to us or our customers, which could adversely affect our business, financial condition and operating results.

•	Our articles of incorporation, bylaws and rights agreement as well as certain provisions of Michigan law may have an anti-takeover effect.

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

COMPUWARE CORPORATION AND SUBSIDIARIES
Quarterly Update
The following occurred during the second quarter of 2010:
•	Achieved an increase in product contribution margin to 47.1% in the second quarter of 2010 from 40.8% in the second quarter of 2009.

•	Achieved an increase in professional services segment contribution margin to 11.7% in the second quarter of 2010 from 5.1% in the second quarter of 2009.

•	Achieved an increase in application services segment contribution margin to 6.9% in the second quarter of 2010 from a negative contribution margin of 11.1% in the second quarter of 2009.

•	Achieved an increase in mainframe product revenue of 7.8% compared to the second quarter of 2009.

•	Incurred a charge of $1.3 million from restructuring actions to improve operating efficiencies.

•	Released 8 mainframe product updates designed to increase the productivity of the IT departments of our customers.
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

COMPUWARE CORPORATION AND SUBSIDIARIES
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain operational data from the Condensed Consolidated Statements of Operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

	Total Revenues			Total Revenues
	Three Months Ended		Period-	Six Months Ended		Period-
	September 30, *		to-Period	September 30, *		to-Period
	2009	2008	Change	2009	2008	Change
REVENUE:
Software license fees	23.0%	15.7%	18.6%	21.0%	18.2%	(12.6)%
Maintenance fees	50.3	46.2	(12.0)	51.1	44.2	(12.1)
Professional services segment revenue	22.3	34.9	(48.5)	23.5	34.5	(48.2)
Application services segment revenue	4.4	3.2	11.6	4.4	3.1	10.8

Total revenues	100.0	100.0	(19.2)	100.0	100.0	(23.9)

OPERATING EXPENSES:
Cost of software license fees	1.8	2.3	(38.0)	1.8	2.2	(36.6)
Cost of maintenance fees	3.8	4.2	(26.2)	4.0	4.1	(25.7)
Professional services segment expenses	19.7	33.2	(52.1)	21.5	32.2	(49.2)
Application services segment expenses	4.1	3.5	(6.5)	4.1	3.5	(10.8)
Technology development and support	9.9	8.5	(5.7)	10.0	8.0	(5.3)
Sales and marketing	23.3	21.6	(13.0)	24.0	21.0	(13.2)
Administrative and general	17.8	15.8	(8.7)	18.2	14.7	(5.6)
Restructuring cost	0.6	0.8	(40.5)	0.9	0.5	31.1
Gain on divestiture of product lines				(12.1)		n/a

Total operating expenses	81.0	89.9	(27.2)	72.4	86.2	(36.1)

Income from operations	19.0	10.1	51.8	27.6	13.8	52.2
Other income, net	0.6	1.1	(56.2)	0.6	1.1	(56.1)

Income before income taxes	19.6	11.2	41.0	28.2	14.9	44.2
Income tax provision	6.8	3.2	68.8	9.9	5.0	51.9

Net income	12.8%	8.0%	29.7%	18.3%	9.9%	40.3%

*	The professional services segment and the application services segment are combined and reported as professional services in the Condensed Consolidated Statement of Operations included within this report.
PRODUCTS SEGMENT
Financial information for the products segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$159,844	$166,968	$311,517	$354,937
Expenses	84,631	98,876	119,815	200,857

Product contribution	$75,213	$68,092	$191,702	$154,080

The products segment generated contribution margins of 47.1% and 40.8% during the second quarter of 2010 and 2009, respectively, and 61.5% and 43.4% for the first six months of 2010 and 2009, respectively. The increases in margin were due to the decline in operating expenses,

COMPUWARE CORPORATION AND SUBSIDIARIES
primarily Sales and marketing and Cost of maintenance fees, exceeding the decline in product revenue. The increase in margin for the first six months of 2010 was further impacted by the $52.4 million gain on divestiture of our Quality and DevPartner product lines recorded during the first quarter of 2010 (see Note 2 of the Condensed Consolidated Financial Statements included in this report for more details).
Products Segment Revenue
Revenue for the products segment is as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2009	2008	% Chg	2009	2008	% Chg
Software license fees
Mainframe	$34,229	$21,431	59.7	$53,422	$55,369	(3.5)
Distributed excluding divested products	15,881	14,289	11.1	28,510	34,656	(17.7)

Total software license fees excluding divested products	50,110	35,720	40.3	81,932	90,025	(9.0)
License fees — divested products (a)		6,531		8,724	13,668

Total software license fees	50,110	42,251	18.6	90,656	103,693	(12.6)

Maintenance fees
Mainframe	83,059	87,370	(4.9)	163,444	175,921	(7.1)
Distributed excluding divested products	26,675	28,399	(6.1)	52,578	57,023	(7.8)

Total maintenance fees excluding divested products	109,734	115,769	(5.2)	216,022	232,944	(7.3)
Maintenance fees — divested products (a)		8,948		4,839	18,300

Total maintenance fees	109,734	124,717	(12.0)	220,861	251,244	(12.1)

Products revenue
Mainframe	117,288	108,801	7.8	216,866	231,290	(6.2)
Distributed excluding divested products	42,556	42,688	(0.3)	81,088	91,679	(11.6)

Total products revenue excluding divested products	159,844	151,489	5.5	297,954	322,969	(7.7)
Products revenue — divested products (a)		15,479		13,563	31,968

Total products revenue	159,844	166,968	(4.3)	311,517	354,937	(12.2)

(a)	Divested products license fees and divested products maintenance fees relate to our Quality and DevPartner product lines that were sold during first quarter of 2010 (see Note 2 of the Condensed Consolidated Financial Statements included in this report for more details). Disclosing software license fees and maintenance fees excluding divested products allows for better comparability between the periods presented.

COMPUWARE CORPORATION AND SUBSIDIARIES
Products segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
United States	$88,285	$85,460	$168,896	$184,771
Europe and Africa	49,506	56,544	98,593	118,206
Other international operations	22,053	24,964	44,028	51,960

Total products revenue	$159,844	$166,968	$311,517	$354,937

Our software products are designed to enhance the effectiveness of key disciplines throughout the IT organization from application development and delivery to service management and IT portfolio management supporting all major enterprise computing platforms. Products revenue, which consists of software license fees and maintenance fees, comprised 73.3% and 61.9% of total revenue during the second quarter of 2010 and 2009, respectively, and 72.1% and 62.4% of total revenue during the first six months of 2010 and 2009, respectively.
Software license fees
Software license fees (“license fees”) increased $7.9 million or 18.6%, which included a negative impact from foreign currency fluctuations of $1.5 million, during the second quarter of 2010 to $50.1 million and decreased $13.0 million or 12.6%, which included a negative impact from foreign currency fluctuations of $5.5 million, during the first six months of 2010 to $90.7 million as compared to the same periods from the prior year.
Excluding the impact from divested products, license fees increased $14.4 million or 40.3% during the second quarter of 2010 as compared to the second quarter of 2009. Mainframe license fees accounted for $12.8 million of the increase and distributed license fees increased by $1.6 million, primarily due to the Vantage product line. In the prior year, license fees were affected by a significant reduction in customer spending due to the global economic slowdown experienced during second quarter of 2009. Economic conditions have improved since the prior year increasing customer demand for our products.
Excluding the impact from divested products, license fees decreased $8.1 million or 9.0% during the first six months of 2010 as compared to the first six months of 2009. Distributed license fees accounted for $6.1 million of the decrease, primarily within our Uniface and Changepoint product lines, and mainframe license fees decreased by $2.0 million. The economic slowdown experienced since the second quarter of 2009 affected the closure of license transactions during our first quarter of 2010 impacting all of our product lines. Customer spending began to increase during the second quarter of 2010 as noted above.
During the second quarter and first six months of 2010, for software license transactions that are required to be recognized ratably, we deferred $12.2 million and $22.8 million, respectively, of license revenue relating to such transactions that closed during the period. We recognized as revenue $18.6 million and $43.0 million, respectively, of previously deferred license revenue relating to such transactions that closed and had been deferred prior to the beginning of the period, including $7.2 million related to our divested products during the first quarter of 2010.

COMPUWARE CORPORATION AND SUBSIDIARIES
Maintenance fees
Maintenance fees decreased $15.0 million or 12.0%, which included a negative impact from foreign currency fluctuations of $2.9 million, during the second quarter of 2010 to $109.7 million, and decreased $30.4 million or 12.1%, which included a negative impact from foreign currency fluctuations of $11.0 million, during the first six months of 2010 to $220.9 million as compared to the same periods from the prior year.
Excluding the impact from divested products, maintenance fees decreased $6.0 million or 5.2% during the second quarter of 2010 and decreased $16.9 million or 7.3% during the first six months of 2010 as compared to the same periods from the previous year. Mainframe maintenance fees accounted for $4.3 million and $12.5 million, respectively, and distributed maintenance fees accounted for $1.7 million and $4.4 million, respectively, of the declines. The reductions impacted all of our product lines and were primarily due to the effects of foreign currency fluctuations and, to a lesser extent, a slight decline in maintenance revenue experienced in our United States operations.
Products Segment Expenses
Products segment expenses include cost of software license fees, cost of maintenance fees, technology development and support costs, sales and marketing expenses and the gain on divestiture of our Quality and DevPartner product lines to Micro Focus. As part of this divestiture, 273 personnel related to the sales, sales support, development, maintenance and delivery of the Quality and DevPartner product lines were transferred to Micro Focus as of June 1, 2009 which reduced the product segment’s compensation and employee benefit costs for the second quarter and first six months of 2010 compared to 2009.
Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers, including associated hardware costs, and the cost of author royalties. Cost of software license fees decreased $2.4 million or 38.0% during the second quarter of 2010 to $3.9 million from $6.3 million in the second quarter of 2009 and decreased $4.5 million or 36.6% during the first six months of 2010 to $7.8 million from $12.3 million in the first six months of 2009.
The decreases in expenses were primarily due to reductions in capitalized software amortization of $2.1 million and $4.1 million, respectively, for the second quarter and first six months of 2010 as we transferred $17.6 million of capitalized software as part of the Quality and DevPartner divestiture. Because the divested capitalized software was classified as held for sale at March 31, 2009, no amortization was recorded during the first six months of 2010. See Note 2 of the Condensed Consolidated Financial Statements included in this report for more details.
As a percentage of software license fees, cost of software license fees was 7.7% and 14.8% in the second quarter of 2010 and 2009, respectively, and 8.6% and 11.9% in the first six months of 2010 and 2009, respectively. The changes in the percentages for the second quarter and first six months of 2010 were primarily due to the decrease in capitalized software amortization as identified above, and to a lesser extent, fluctuations in license fees between the reported periods.

COMPUWARE CORPORATION AND SUBSIDIARIES
Cost of maintenance fees consists of the direct costs allocated to maintenance and product support such as helpdesk and technical support. Cost of maintenance fees decreased $2.9 million or 26.2% during the second quarter of 2010 to $8.4 million from $11.3 million in the second quarter of 2009 and decreased $6.0 million or 25.7% during the first six months of 2010 to $17.3 million from $23.3 million in the first six months of 2009.
The decreases in expenses were primarily due to lower compensation and employee benefit costs resulting from the transfer of employees to Micro Focus as discussed above and, to a lesser extent, headcount reductions as part of the restructuring actions taken during 2009 (see Note 8 of the Condensed Consolidated Financial Statements included in this report).
As a percentage of maintenance fees, cost of maintenance fees were 7.6% and 9.1% in the second quarter of 2010 and 2009, respectively, and 7.8% and 9.3% in the first six months of 2010 and 2009, respectively. The decreases in the percentages were primarily due to the cost savings associated with the employee headcount reductions, as identified above, more than offsetting the decreases in maintenance fees.
Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Also included are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support all technology initiatives. As a percentage of product revenue, costs of technology development and support were 13.5% and 13.7% in the second quarter of 2010 and 2009, respectively, and 13.8% and 12.8% in the first six months of 2010 and 2009, respectively.
Capitalization of internally developed software products begins when technological feasibility of the product is established. Total technology development and support costs incurred internally and capitalized in the second quarter and first six months of 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Technology development and support costs incurred	$22,707	$25,650	$47,083	$50,709
Capitalized technology development and support costs	(1,074)	(2,712)	(3,968)	(5,201)

Technology development and support costs reported	$21,633	$22,938	$43,115	$45,508

Before the capitalization of internally developed software products, total technology development and support costs decreased $3.0 million or 11.5% during the second quarter of 2010 to $22.7 million from $25.7 million in the second quarter of 2009 and for the first six months of 2010 decreased $3.6 million or 7.2% to $47.1 million from $50.7 million in the first six months of 2009.

COMPUWARE CORPORATION AND SUBSIDIARIES
The decreases in expenses were primarily due to lower compensation and employee benefit costs resulting from the transfer of employees to Micro Focus as discussed above and, to a lesser extent, headcount reductions as part of the restructuring actions taken during 2009 (see Note 8 of the Condensed Consolidated Financial Statements included in this report).
Sales and marketing costs consist primarily of personnel related costs associated with product sales, sales support and marketing for our product offerings. Sales and marketing costs decreased $7.6 million or 13.0% during the second quarter of 2010 to $50.8 million from $58.4 million in the second quarter of 2009 and for the first six months of fiscal 2010 decreased $15.8 million or 13.2% to $103.9 million from $119.7 million in the first six months of fiscal 2009.
The decreases in expenses were primarily due to lower compensation, employee benefit and travel costs resulting from employee headcount reductions as part of the restructuring actions taken during 2009 and 2010 (see Note 8 of the Condensed Consolidated Financial Statements included in this report for more details) and, to a lesser extent, the transfer of personnel to Micro Focus as discussed above.
The decrease in expense during the first six months of 2010 was further impacted by a decrease in bonus and commission costs of $4.2 million primarily due to the decline in software license sales experienced during the first quarter of 2010.
As a percentage of product revenue, sales and marketing costs were 31.8% and 34.9% in the second quarter of 2010 and 2009, respectively, and 33.4% and 33.7% in the first six months of 2010 and 2009, respectively. The declines in our percentage of product revenue primarily resulted from the expense reductions identified above, partially offset by the decline in product revenue experienced during the first six months of 2010 compared to 2009.
Gain on divestiture of product lines relates to the sale of our Quality and DevPartner product lines to Micro Focus that occurred in May 2009. We recognized a gain of $52.4 million during the first quarter of 2010 relating to this transaction. See Note 2 of the Condensed Consolidated Financial Statements included in this report for more details.

COMPUWARE CORPORATION AND SUBSIDIARIES
PROFESSIONAL SERVICES SEGMENT
Financial information for the professional services segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, *		September 30, *
	2009	2008	2009	2008
Revenue	$48,532	$94,314	$101,577	$196,146
Expenses	42,878	89,460	92,993	182,970

Professional services segment contribution	$5,654	$4,854	$8,584	$13,176

*	The professional services segment and the application services segment are combined and reported as professional services in the Condensed Consolidated Statement of Operations included within this report.
Professional services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
United States	$40,709	$75,593	$85,458	$158,212
Europe and Africa	5,008	16,139	11,202	32,900
Other international operations	2,815	2,582	4,917	5,034

Total professional services segment revenue	$48,532	$94,314	$101,577	$196,146

During the second quarter of 2010, the professional services segment generated a contribution margin of 11.7%, compared to 5.1% during the second quarter of 2009 and 8.5% and 6.7% during the first six months of 2010 and 2009, respectively. The increases in contribution margins were due to our initiatives to exit low-margin engagements and the restructuring actions taken to date within the segment as identified below.
2009 and 2010 Restructuring
During fiscal 2009 and the first six months of 2010, management focused on improving the professional services segment’s margins by initiating a plan to exit engagements that were considered low-margin and by reducing headcount and operating costs resulting in restructuring charges.
If these actions do not sustain the improvement in the segment’s operating profit margin, an impairment of some or all of the $141.4 million of goodwill related to the professional services segment at September 30, 2009 may be recorded in the future as a non-cash charge to earnings in the period in which the carrying value exceeds fair value.
Professional Services Segment Revenue
We offer a broad range of IT services to help businesses make the most of their IT assets. Some of these services include outsourcing and co-sourcing, application management, product solutions, project management, enterprise resource planning and customer relationship management services.

COMPUWARE CORPORATION AND SUBSIDIARIES
Professional services segment revenue decreased $45.8 million or 48.5%, which included a negative impact from foreign currency fluctuations of $840,000, during the second quarter of 2010 to $48.5 million compared to $94.3 million in the second quarter of 2009 and decreased $94.5 million or 48.2%, which included a negative impact from foreign currency fluctuations of $2.7 million, during the first six months of 2010 to $101.6 million from $196.1 million during the first six months of 2009. The decreases in revenue were a result of the actions taken during 2009 and during first six months of 2010 to exit low-margin engagements.
Professional Services Segment Expenses
Professional services segment expenses consist primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Professional services segment expenses decreased $46.6 million or 52.1% during the second quarter of 2010 to $42.9 million from $89.5 million in the second quarter of 2009 and decreased $90.0 million or 49.2% during the first six months of 2010 to $93.0 million from $183.0 million during the first six months of 2009. The decreases in expenses were primarily attributable to lower compensation, employee benefit and travel costs due to reductions in employee headcount and reductions in subcontractor costs resulting from the 2009 and 2010 restructuring program implemented to align operating costs with the decline in revenue (see “2009 and 2010 Restructuring” within this section).
APPLICATION SERVICES SEGMENT
Our application services, which are marketed under the brand name “Covisint”, provide a software-as-a-service platform that enables industries and business communities to securely integrate vital information and processes across users, business partners, customers, vendors and suppliers.
Financial information for the application services segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, *		September 30, *
	2009	2008	2009	2008
Revenue	$9,553	$8,563	$19,223	$17,350
Expenses	8,892	9,513	17,678	19,825

Application services segment contribution (loss)	$661	$(950)	$1,545	$(2,475)

*	The professional services segment and the application services segment are combined and reported as professional services in the Condensed Consolidated Statement of Operations included within this report.

COMPUWARE CORPORATION AND SUBSIDIARIES
Application services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
United States	$8,173	$7,139	$16,516	$14,411
Europe and Africa	731	815	1,488	1,688
Other international operations	649	609	1,219	1,251

Total application services segment revenue	$9,553	$8,563	$19,223	$17,350

During the second quarter of 2010, the application services segment generated a contribution margin of 6.9%, compared to a negative contribution margin of 11.1% during the second quarter of 2009 and a contribution margin of 8.0% for the six months of 2010 compared to a negative contribution margin of 14.3% during the first six months of 2009. The improvements in contribution margins were due to growth in revenue from the healthcare industry during the first six months of 2010 and, to a lesser extent, reductions in expenses resulting primarily from the increase in the deferral of software development costs, as described below.
Application Services Segment Revenue
Application services segment revenue increased $1.0 million or 11.6% during the second quarter of 2010 to $9.6 million from $8.6 million in the second quarter of 2009 and increased $1.8 million or 10.8% for the first six months of 2010 to $19.2 million from $17.4 million in the first six months of 2009. The increases in revenue during 2010 were due to our continued expansion into the healthcare industry.
Our application services segment generated 65% of its revenue from the automotive industry during the first six months of 2010.
Application Services Segment Expenses
Application services segment expenses consist primarily of personnel-related costs of providing services, including technical staff, subcontractors and sales personnel. Application services segment expenses decreased $600,000 or 6.5% during the second quarter of 2010 to $8.9 million from $9.5 million in the second quarter of 2009 and decreased $2.1 million or 10.8% during the first six months of 2010 to $17.7 million from $19.8 million during the first six months of 2009.
The decreases in expenses during the second quarter and first six months of 2010 were primarily due to $750,000 and $1.6 million, respectively, of incremental cost deferrals associated with customer implementations for which corresponding revenue and expenses will be recognized in the future and the additional capitalization of $80,000 and $900,000, respectively, in software development costs related to the testing of product enhancements that have reached technological feasibility. These decreases were partially offset by increases in amortization expense of $285,000 and $695,000, respectively, related to the incremental cost deferrals associated with customer implementations and capitalization of software development costs.

COMPUWARE CORPORATION AND SUBSIDIARIES
CORPORATE AND OTHER EXPENSES
Administrative and general expenses consist primarily of costs associated with the corporate executive, finance, human resources, administrative, legal, communications and investor relations departments. In addition, administrative and general expenses include all facility- related costs, such as rent, building depreciation, maintenance and utilities, associated with worldwide sales, professional services and software development offices. Administrative and general expenses decreased $3.7 million or 8.7% during the second quarter of 2010 to $38.8 million from $42.5 million during the second quarter of 2009 and decreased $4.7 million or 5.6% during the first six months of 2010 to $78.9 million from $83.6 million in the first six months of 2009.
The decreases in expenses were primarily due to the following: (1) reductions in compensation, employee benefits, travel and facility costs of $3.9 million and $8.8 million, respectively, primarily due to the headcount reductions and facility closures that took place as part of the 2009 and 2010 restructuring programs; (2) a decrease of $2.4 million in certain employment related taxes incurred during the second quarter of 2009; and (3) decreases in director deferred compensation of $375,000 and $2.0 million, respectively. Prior to January 1, 2009, directors participated in a director phantom stock program that required liability accounting. A $2.0 million charge was incurred during the first six months of 2009 due to the changes in our stock price from April 1, 2008 to September 30, 2008. Effective January 1, 2009, the Director Phantom Stock program was terminated and previously granted phantom shares were converted to restricted stock units, eliminating the need for liability accounting.
The decreases in expenses for the second quarter and first six months of 2010 were partially offset by a net increase in expense of $2.5 million and $3.3 million, respectively, due to the effect of foreign currency transactions. The first six months of 2010 was further impacted by a net gain of $5.6 million that was recorded during the first quarter of 2009 associated with a transaction that transitioned the employment of 170 of our professional services staff to a customer.
Other income, net (“other income”) consists primarily of interest income realized from cash equivalents and investments (“investments”), interest earned on deferred customer receivables, and income generated from our investment in a partially owned company. Other income decreased $1.7 million or 56.2% during the second quarter of 2010 to $1.3 million from $3.0 million in the second quarter of 2009 and decreased $3.5 million or 56.1% during the first six months of 2010 to $2.8 million from $6.3 million during the first six months of 2009. The decrease in other income was primarily attributable to a decline in investment interest income resulting from lower interest rates during the second quarter and first six months of 2010 compared to 2009, partially offset by a higher average investment balance during the same periods.
Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements.
The income tax provision was $14.8 million in the second quarter of 2010 compared to an income tax provision of $8.8 million in the second quarter of 2009 representing an effective tax rate of 34.6% and 28.9%, respectively. The income tax provision was $42.8 million for the first six months of 2010 compared to $28.2 million for the first six months of 2009, representing an effective tax rate of 35.1% and 33.4%, respectively.
The increases in the effective tax rate were primarily due to an income tax benefit of $2.5 million that was recorded during the second quarter of 2009 as certain reserves for uncertain tax

COMPUWARE CORPORATION AND SUBSIDIARIES
positions related to our 2005 and 2006 U.S. Research and Development credits were effectively settled with the Internal Revenue Service.
RESTRUCTURING COSTS AND ACCRUAL
We incurred charges of $1.3 million and $3.8 million during the second quarter and first six months of 2010, respectively (see Note 8 to the Condensed Consolidated Financial Statements). We will continue to evaluate our business processes to identify opportunities to streamline operations and reduce costs, which may result in additional restructuring charges.
MANAGEMENT’S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at September 30, 2009. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2009 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the Consolidated Financial Statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2009.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2009, cash and cash equivalents totaled approximately $333.0 million, compared to $278.1 million at March 31, 2009.
Net cash provided by operating activities:
Net cash provided by operating activities during the first six months of 2010 was $70.0 million, an increase of $3.5 million from the first six months of 2009. The increase was due to the following: (1) reduction in disbursements for employee payroll and benefits of $92 million primarily resulting from savings achieved through our 2009 and 2010 restructuring initiatives; (2) reduction in bonus and commission payments of $27 million and (3) reduction in payments for subcontractors of $15 million primarily within the professional services segment resulting from our strategy to exit low-margin engagements. The increases to operating activities were partially offset by the following: (1) reduction in customer collections of $125 million due to our decline in revenue and (2) a decrease in investment interest received of $5 million.
The Condensed Consolidated Statements of Cash Flows included in this report compute net cash from operating activities using the indirect cash flow method. Therefore non-cash adjustments and net changes in assets and liabilities (net of the effects of the divestiture and currency fluctuations) are adjusted from net income to derive net cash from operating activities. Changes in accounts receivable and deferred revenue have typically had the largest impact on the reconciliation of net income to compute cash flows from operating activities as we allow for

COMPUWARE CORPORATION AND SUBSIDIARIES
deferred payment terms on multi-year products contracts. The combined net change in accounts receivable and deferred revenue increased cash flow from operating activities by $10.3 million in the first six months of 2010 as compared to the same period in 2009. The decline in revenue over the past year has caused the accounts receivable and deferred revenue balances at September 30, 2009 to be lower compared to September 30, 2008.
The other significant change in our reconciliation of net income to derive net cash from operating activities during the first six months of 2010 as compared to the first six months of 2009 was the adjustment to net income of $52.4 million resulting from the gain on divestiture of our Quality and DevPartner product lines (the proceeds from the sale were recorded to investing activities). See Note 2 of the Condensed Consolidated Financial Statements included in this report for more details.
As of September 30, 2009, we had an accrual for $2.4 million related to restructuring actions taken during 2009 and 2010 (see Note 8 of the Condensed Consolidated Financial Statements included in this report for more details). We continue to evaluate our business processes to identify ways to reduce costs. Any further actions will likely result in additional restructuring charges. The amount of such charges will depend upon the nature, timing and extent of those actions.
We anticipate that our cash flow from operations will be sufficient to meet operating cash needs for the foreseeable future, but completion of the Gomez, Inc. (“Gomez”) acquisition and repurchases of our common shares under the Discretionary Plan will cause us to utilize our credit facility during the third quarter of 2010. See “Net cash provided by financing activities” and Note 10 of the Condensed Consolidated Financial Statements included in this report for more details.
Net cash provided by investing activities:
Net cash provided by investing activities during the first six months of 2010 was $55.5 million, an increase of $7.1 million from the first six months of 2009. The increase was primarily due to $65 million of proceeds received from the sale of the Quality and DevPartner product lines during the first quarter of 2010 (see Note 2 of the Condensed Consolidated Financial Statements included in this report for more details), partially offset by a decline in the amount of investments liquidated. In the first six months of 2009, we received $59.4 million of proceeds from the liquidation of investments. There have been no investment liquidations during 2010.
During the first six months of 2010 and 2009, capital expenditures for property and equipment and capitalized research and software development totaled $9.5 million and $11.0 million, respectively, and were funded with cash flows from operations.

COMPUWARE CORPORATION AND SUBSIDIARIES
There were no business acquisitions in the first six months of 2010 or 2009. In November 2009, we acquired all of the outstanding capital stock of Gomez for $295 million in cash. The purchase price was funded from our existing cash resources and borrowings of $15 million under the credit facility (see Note 10 of the Condensed Consolidated Financial Statements included in this report for more details).
We will continue to evaluate business acquisition opportunities that fit our strategic plans.
Net cash used in financing activities:
Net cash used in financing activities during the first six months of 2010 was $83.0 million, a decrease of $78.3 million from the first six months of 2009.
The decrease was primarily due to reductions in the amount of common stock repurchased during first six months of 2010 compared to 2009. We used $85.8 million in cash to repurchase common stock during 2010 compared to $174.2 million in 2009, a decline of $88.4 million. The decrease was partially offset by a reduction in cash received from employee exercises of stock options during the first six months of 2010 compared to 2009.
Since May 2003, the Board of Directors has authorized the Company to repurchase a total of $1.7 billion of our common stock under a Discretionary Plan. Purchases of common stock under the Discretionary Plan may occur on the open market, or through negotiated or block transactions based upon market and business conditions, subject to applicable legal limitations.
During the first six months of 2010, we repurchased approximately 11.6 million shares of our common stock at an average price of $7.40 per share for a total cost of $85.8 million. As of September 30, 2009, approximately $451 million remains authorized for future purchases under the Discretionary Plan.
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
The Company has a credit facility with Comerica Bank and other lenders to provide leverage for the Company if needed. The credit facility provides for a revolving line of credit in the amount of $150 million and expires on November 1, 2012. The credit facility also permits us to increase the facility by an additional $150 million, subject to receiving further commitments from lenders and certain other conditions. The credit facility also limits borrowing outside of the facility to $250 million. No borrowings have occurred under this credit facility as of September 30, 2009, but as previously disclosed, we borrowed $15 million in November 2009 to complete the acquisition of Gomez (see Note 10 to the Condensed Consolidated Financial Statements included in this report for more details).

COMPUWARE CORPORATION AND SUBSIDIARIES
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
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COMPUWARE CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended March 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth, the repurchases of common stock for the quarter ended September 30, 2009:

			Total number
			of shares	Approximate
			purchased as	dollar value of
			part of	shares that may
	Total number of	Average	publicly	yet be purchased
	shares	price paid	announced	under the plan or
Period	purchased	per share	plans	program (1)
For the month ended July 31, 2009	1,200,000	$7.42	1,200,000	$495,655,596
For the month ended August 31, 2009	4,676,500	7.32	4,676,500	461,437,547
For the month ended September 30, 2009	1,425,500	7.28	1,425,500	451,055,412

Total	7,302,000	$7.33	7,302,000

(1)	Our purchases of common stock may occur on the open market or in negotiated or block transactions based upon market and business conditions. Unless terminated earlier by resolution of our Board of Directors, the discretionary share repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder. The maximum amount of repurchase activity under the discretionary program continues to be limited on a daily basis to 25% of the average trading volume of our common stock for the previous four week period. In addition, no purchases are made during our self-imposed trading black-out periods in which the Company and our insiders are prohibited from trading in our common shares.

COMPUWARE CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders was held on August 25, 2009 at the Company’s headquarters. The first matter voted upon at the meeting was the election of directors. Each of the nominees was elected to hold office for one year until the 2010 Annual Meeting of Shareholders or until their successors are elected and qualified. The results of the voting at the meeting are as follows:

Nominee for Director	Total Votes For	Total Votes Withheld
Dennis W. Archer	117,060,425	89,089,531
Gurminder S. Bedi	201,414,282	4,735,674
William O. Grabe	196,832,586	9,317,370
William R. Halling	198,394,527	7,755,429
Peter Karmanos, Jr.	187,855,870	18,294,086
Faye Alexander Nelson	191,498,459	14,651,497
Glenda D. Price	199,764,698	6,385,258
W. James Prowse	115,898,534	90,251,422
G. Scott Romney	116,898,968	89,250,988
The second matter voted upon was the ratification of the appointment of Deloitte & Touche LLP, our independent registered public accounting firm, to audit our consolidated financial statements for the fiscal year ending March 31, 2010. Total votes for — 198,123,499, against — 7,740,424 and abstained — 286,033.
The third matter voted upon was a non-binding resolution to ratify the Rights Agreement, dated October 25, 2000 as amended. Total votes for — 135,718,048, against — 37,754,143, abstained - 293,485 and non votes — 32,384,280.
The total number of the Company’s common shares issued and outstanding and entitled to be voted at the Annual Meeting was 237,828,375 shares. The total number of shares voted at the Annual Meeting was 206,149,956 or 86.7% of the shares outstanding and eligible to vote.

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

COMPUWARE CORPORATION
Date: November 9, 2009	By:	/s/ Peter Karmanos, Jr.
Peter Karmanos, Jr.
Chief Executive Officer (duly authorized officer)

Date: November 9, 2009	By:	/s/ Laura L. Fournier
Laura L. Fournier
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)