Form 10-Q
period 2009-12-31
COMPUWARE CORP
filed 2010-02-08
CIK 859014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
As of February 1, 2010, there were outstanding 227,409,306 shares of Common Stock, par value $.01, of the registrant.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2009 and March 31, 2009	3

Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2009 and 2008	4

Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6. Exhibits	45

SIGNATURES	46
EX-10.124
EX-10.125
EX-10.126
EX-10.127
EX-10.128
EX-10.129
EX-15
EX-31.1
EX-31.2
EX-32

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	December 31,	March 31,
	2009	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,862	$278,112
Accounts receivable, net	509,339	472,011
Deferred tax asset, net	46,642	37,359
Income taxes refundable	4,237	2,578
Prepaid expenses and other current assets	26,198	41,350
Assets held for sale		27,354

Total current assets	674,278	858,764

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	346,270	353,182

CAPITALIZED SOFTWARE, LESS ACCUMULATED AMORTIZATION	43,674	35,763

OTHER:
Accounts receivable	234,428	224,681
Deferred tax asset, net	34,823	30,851
Goodwill	592,948	339,134
Other	72,809	32,475

Total other assets	935,008	627,141

TOTAL ASSETS	$1,999,230	$1,874,850

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,723	$13,796
Accrued expenses	111,895	87,205
Income taxes payable	23,207	24,646
Deferred revenue	459,580	409,410
Liabilities held for sale		26,470

Total current liabilities	612,405	561,527

LONG TERM DEBT	35,000

DEFERRED REVENUE	383,274	378,094

ACCRUED EXPENSES	34,364	30,111

DEFERRED TAX LIABILITY, NET	46,704	24,470

Total liabilities	1,111,747	994,202

SHAREHOLDERS’ EQUITY:
Common stock	2,274	2,418
Additional paid-in capital	607,035	628,955
Retained earnings	282,133	249,897
Accumulated other comprehensive loss	(3,959)	(622)

Total shareholders’ equity	887,483	880,648

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,999,230	$1,874,850

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
REVENUES:
Software license fees	$52,023	$60,513	$142,679	$164,206
Maintenance and subscription fees	117,583	116,614	338,444	367,858
Professional services fees	60,258	91,540	181,058	305,036

Total revenues	229,864	268,667	662,181	837,100

OPERATING EXPENSES:
Cost of software license fees	4,072	6,117	11,895	18,460
Cost of maintenance and subscription fees	10,968	9,488	28,292	32,814
Cost of professional services	53,378	86,887	164,049	289,682
Technology development and support	22,562	22,395	65,677	67,903
Sales and marketing	58,969	55,042	162,873	174,722
Administrative and general	42,761	35,520	121,658	119,138
Restructuring costs	1,024	4,009	4,842	6,922
Gain on divestiture of product lines			(52,351)

Total operating expenses	193,734	219,458	506,935	709,641

INCOME FROM OPERATIONS	36,130	49,209	155,246	127,459

OTHER INCOME, NET	1,076	2,291	3,829	8,558

INCOME BEFORE INCOME TAXES	37,206	51,500	159,075	136,017

INCOME TAX PROVISION	12,794	16,548	55,630	44,751

NET INCOME	$24,412	$34,952	$103,445	$91,266

Basic earnings per share	$0.11	$0.14	$0.44	$0.36

Diluted earnings per share	$0.11	$0.14	$0.44	$0.36

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2009	2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$103,445	$91,266
Adjustments to reconcile net income to net cash provided by operations:
Gain on divestiture of product lines	(52,351)
Depreciation and amortization	32,476	40,302
Property and equipment impairment		662
Acquisition tax benefits	880	3,933
Stock award compensation	12,649	12,933
Deferred income taxes	7,578	5,943
Other	181	419
Net change in assets and liabilities, net of effects from acquisition, divestiture and currency fluctuations:
Accounts receivable	9,262	(30,433)
Prepaid expenses and other current assets	16,338	19,064
Other assets	(5,626)	(1,549)
Accounts payable and accrued expenses	(57)	(30,704)
Deferred revenue	(17,994)	(36,099)
Income taxes	(3,415)	3,070

Net cash provided by operating activities	103,366	78,807

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of:
Business, net of cash acquired	(284,393)
Property and equipment	(7,070)	(15,257)
Capitalized software	(7,427)	(9,456)
Net proceeds from divestiture of product lines	64,992
Investment proceeds		70,212

Net cash provided by (used in) investing activities	(233,898)	45,499

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from borrowings on credit facility	42,000
Payments on credit facility	(7,000)
Net proceeds from exercise of stock options including excess tax benefits	2,857	11,207
Contribution to stock purchase plans	1,647	2,349
Repurchase of common stock	(111,156)	(177,195)

Net cash used in financing activities	(71,652)	(163,639)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	11,934	(12,894)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(190,250)	(52,227)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	278,112	215,943

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$87,862	$163,716

See notes to condensed consolidated financial statements.

Note 1 — Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2009, final amounts may differ from these estimates.
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
For purposes of this interim financial information, February 8, 2010 is the date through which subsequent events have been evaluated and represents the date the financial statements were issued.
Revenue Recognition – The Company derives its revenue from: (1) licensing software products and providing maintenance and support for those products; (2) subscription agreements for web application performance management services and (3) rendering professional services. The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605 “Revenue Recognition” and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104. Accordingly, in order to be eligible for revenue recognition, the following criteria must be met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.
Software license fees - The Company’s software license agreements provide its customers with a right to use its software perpetually (perpetual licenses) or during a defined term (term licenses).
Perpetual license fee revenue is recognized using the residual method, under which the fair value, based on vendor specific objective evidence (“VSOE”), of all undelivered elements of the agreement (i.e., maintenance and product related services) is deferred. VSOE is based on rates charged for maintenance and professional services when sold separately. The remaining portion of the fee is recognized as license fee revenue upon delivery of the products, provided that no significant obligations remain and collection of the related receivable is reasonably assured.
For revenue arrangements where there is a lack of VSOE of fair value for any undelivered elements, license fee revenue is deferred and recognized upon delivery of those elements or when VSOE of fair value can be established. When maintenance or product related services are the only undelivered elements, the license fee revenue is recognized on a ratable basis over the longer of the maintenance term or the period in which the product related services are expected to be performed. Such transactions include term licenses as the Company does not sell maintenance for term licenses separately and therefore cannot establish VSOE for the undelivered elements in these arrangements. These arrangements do not qualify for separate recognition of the software license fees, maintenance fees and as applicable, product related services fees under ASC 605 “Revenue Recognition”. However, to comply with SEC Regulation S-X, Rule 5-03(b), which requires product, services and other categories of revenue to be displayed separately on the income statement, the Company separates the license fee, maintenance fee and product related services fee (which is included in professional services fees) based on its determination of fair value. The Company applies its VSOE of fair value for maintenance related to perpetual license transactions and stand alone product related services arrangements as a reasonable and consistent approximation of fair value to separate license fee, maintenance fee and product related services fee revenue for income statement classification purposes.
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
Maintenance and subscription fees - The Company’s maintenance agreements provide for technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released during the maintenance period. The first year of maintenance is included with all license agreements. Maintenance revenue is recognized ratably over the term of the maintenance arrangements, which generally range from one to five years.
The Company’s subscription arrangements permit customers to access and utilize our web application performance management services. The subscription arrangements do not provide customers the right to take possession of the software at any time, nor do the arrangements contain rights of return. Subscription fees are deferred upon contract execution and are recognized ratably over the term of the subscription. The subscription term commences once we have enabled the service for a customer, provided all other elements have been delivered.
Professional services fees – The Company provides the following professional services solutions: (1) IT portfolio management services, (2) application delivery management services, (3) application outsourcing services and (4) enterprise legacy modernization services. The Company also offers implementation, consulting and training services in tandem with the Company’s product solutions offerings referred to as product related services.
In addition, revenue associated with the Company’s application services segment is recorded as professional services fees and primarily consists of fees for on-demand software and other services.
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
Deferred revenue - Deferred revenue consists primarily of billed and unbilled maintenance and subscription fees related to the remaining term of maintenance and subscription agreements in effect at those dates. Deferred license fees and services fees are also included in deferred revenue for those arrangements that are being recognized on a ratable basis. Commission costs associated with deferred revenue are also deferred and recorded as current or non-current other assets, as applicable, in the Condensed Consolidated Balance Sheet.
Capitalized Software – Capitalized software includes the costs of purchased and internally developed software technology and is stated at the lower of unamortized cost or net realizable value.
For development costs related to the Company’s mainframe and distributed licensed products, the Company follows the guidance of ASC 985-20 “Costs of Software to be Sold, Leased, or Marketed”. As such, capitalization of internally developed software products begins when technological feasibility of the product is established. Technology development and support includes primarily the costs of programming personnel associated with product development and support, net of amounts capitalized.
The Company also follows the guidance set forth in ASC 350-40 “Internal Use Software” in accounting for the development of our subscription software and software-as-a-service platform (application services).
The amortization for both internally developed and purchased software products is computed on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio of current gross revenues compared with the total of current and anticipated future revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. The amortization period for capitalized software is generally three to five years.
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
During the first nine months of fiscal 2010 and 2009, the Company did not designate its foreign exchange derivatives as hedges under ASC 815 “Derivatives and Hedging”. Accordingly, all foreign exchange derivatives are recognized on the Condensed Consolidated Balance Sheets at fair value.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009 and March 31, 2009 consistent with the fair value hierarchy provisions of ASC 820 “Fair Value Measurements and Disclosures” (in thousands):

	Estimated	Quoted Prices in
	Fair Value	Active Markets for	Significant Other
	as of	Identical Assets	Observable Inputs
	December 31, 2009	(Level 1)	(Level 2)
Assets:
Money market funds (1)	$27,249	$27,249

Liabilities:
Foreign exchange derivatives (2)	$7		$7

	Estimated	Quoted Prices in
	Fair Value	Active Markets for	Significant Other
	as of	Identical Assets	Observable Inputs
	March 31, 2009	(Level 1)	(Level 2)
Assets:
Money market funds (1)	$201,952	$201,952

Liabilities:
Foreign exchange derivatives (2)	$30		$30

(1)	Money market funds are classified as “Cash and cash equivalents” in the Condensed Consolidated Balance Sheets.

(2)	Foreign exchange derivatives are classified as current “Accrued expenses” in the Condensed Consolidated Balance Sheets. As of December 31, 2009, the forward sales derivatives had a cost basis and fair value basis of $4.3 million and the forward purchases derivatives had a cost basis and fair value basis of $4.6 million.
Hedging transaction gains and losses from foreign exchange derivative contracts are recorded to “Administrative and general” in the Condensed Consolidated Statements of Operations. For the three months ending December 31, 2009 and 2008, the Company recognized a hedging transaction gain of $141,000 and a hedging transaction loss of $6.0 million, respectively. For the nine months ended December 31, 2009 and 2008, the Company recognized hedging transaction losses of $558,000 and $11.0 million, respectively.
Recently Issued Accounting Pronouncements — In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-1 “Topic 105 – Generally Accepted Accounting Principles” (formerly Statement of Financial Accounting Standards No. 168 “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”). This Standard identified the FASB Accounting Standards Codification (Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Effective July 1, 2009, the Codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement resulted in a revision to references to U.S. GAAP in our filings but did not otherwise have a material effect on our financial statements.
In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. This ASU will become effective for us on April 1, 2010. The Company is currently evaluating the impact of this standard on our consolidated financial statements.
In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition.” ASU 2009-13 amends the ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. Additionally, ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. The Company early adopted ASU 2009-13 during the quarter ended December 31, 2009 and retrospectively applied the guidance as of April 1, 2009 which did not result in adjustments to previously presented periods.
In May 2009, the FASB issued ASC 855 – “Subsequent Events” (formerly SFAS No. 165 “Subsequent Events”) which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement is to be applied prospectively and was effective for interim and annual periods ended after June 15, 2009.

Note 2 – Acquisition and Divestiture
Acquisition
On November 6, 2009, the Company acquired all of the outstanding capital stock of Gomez, Inc. (“Gomez”), through a merger of Gomez with a wholly owned subsidiary of the Company, for $295 million in cash, plus approximately $1.6 million of direct acquisition costs recorded to “Administrative and general” expense. Gomez is a provider of web application performance management services, which companies use to test and monitor the performance, availability and quality of their web applications. We believe this acquisition will expand our offerings for application performance management, allowing us to provide solutions for both enterprise and internet based environments, improving our results of operations.
Assets acquired and liabilities assumed are recorded in the Condensed Consolidated Balance Sheet at their fair values as of November 6, 2009. An allocation of the purchase price at the date of acquisition is as follows (in thousands):

Cash	$10,543
Accounts receivable	19,132
Other current assets	7,712
Property, plant and equipment	4,565
Long-term accounts receivable	9,101
Goodwill	251,176
Intangible assets	50,800
Other assets	218

Total assets acquired	353,247

Deferred revenue — current	24,370
Other current liabilities	9,726
Deferred revenue — non-current	9,275
Deferred tax liabilities	12,636
Other non-current liabilities	2,304

Total liabilities acquired	58,311

Purchase price	$294,936

Factors that contribute to a purchase price that resulted in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future web application experience management technology, support personnel to provide maintenance services related to the technology acquired and a trained sales force capable of selling current and future acquired services and the opportunity to cross-sell our products to Gomez existing customers. The goodwill resulting from the transaction is not expected to be deductible for tax purposes.

A summary of the identifiable intangible assets acquired, useful life and amortization method is as follows (in thousands):

		Useful
		Life	Amortization
		(in Years)	Method
Developed technology	$11,600	4	Straight Line
Customer relationships	34,800	10	Straight Line
Patents	2,400	2	Straight Line
Trademarks	2,000	3	Straight Line

Total intangible assets acquired	$50,800

The following unaudited pro forma financial information presents the combined results of operations of Compuware and Gomez as if the acquisition had occurred as of the beginning of each of the fiscal periods presented and includes relevant pro forma adjustments, including amortization charges for the acquired intangible assets. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place at the beginning of each of the fiscal periods presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Pro forma revenue	$235,578	$281,742	$694,837	$874,023
Pro forma net income	23,987	35,346	102,985	90,419
Pro forma basic earnings per share	0.10	0.14	0.44	0.36
Pro forma diluted earnings per share	0.10	0.14	0.44	0.36
From the date of acquisition to December 31, 2009, the Company recognized $5.8 million of subscription fees and a net loss of $1.2 million related to Gomez. For this period, $2.7 million less in subscription fees revenue was recognized due to reflecting Gomez’s deferred revenue at fair value on the date of acquisition.
The purchase price was funded with the Company’s existing cash resources and borrowings of $15 million under its credit facility.
Divestiture of Product Lines
In May 2009, the Company sold its Quality and DevPartner distributed product lines to Micro Focus International PLC (“Micro Focus”) for $80 million, less certain adjustments relating to cash collected or invoiced for future maintenance and professional services obligations assumed by Micro Focus as discussed below.
The sale included the following assets: (1) all rights to the proprietary software products and other technologies associated with the Quality and DevPartner distributed product lines (other than File-AID/CS), including trade names, trade secrets, copyrights, patents, related client relationships and contracts, software and documentation; (2) the right to offer employment to approximately 290 personnel related to the sales, sales support, development, maintenance and delivery of the Quality and DevPartner product lines; and (3) personal property associated with the job requirements of the Company’s personnel that were hired by Micro Focus and other assets primarily used in connection with the products sold.

Effective upon the closing date of the sale, Micro Focus assumed the obligation to perform future maintenance and professional services related to the Quality and DevPartner product lines.
The Company recorded a gain on divestiture of $52.4 million to operating expenses during the first quarter of fiscal 2010 (in thousands):

Sales price	$80,000
Credit issued to Micro Focus (1)	(15,008)

Net proceeds from divestiture of product lines	64,992

Assets and liabilities:
Capitalized software	(17,589)
Goodwill (2)	(9,733)
Accounts receivable (1)	(9,098)
Deferred revenue (1)	25,458
Other	(1,679)

Gain on divestiture of product lines	$52,351

(1)	As of the transaction date, deferred revenue associated with Quality and DevPartner products was $25.5 million and related to future maintenance and professional services that became the obligation of Micro Focus. The Company issued a $15.0 million credit (net of an administrative fee) to Micro Focus for the previously collected or invoiced portion of deferred revenue at the date of close. The remaining $9.1 million in unbilled accounts receivable will be either collected by the Company and remitted to Micro Focus, net of an administrative fee, or assigned to Micro Focus. A liability for this $9.1 million was recorded to accounts payable upon the closing date of the sale. As of December 31, 2009, the uncollected accounts receivable and accounts payable balance was $2.8 million.

(2)	The goodwill adjustment of $9.7 million represents the fair value of the Quality and DevPartner product lines in relation to the fair value of the product segment.
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

Note 3 — Computation of Earnings per Common Share
Earnings per common share data were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
BASIC EARNINGS PER SHARE:
Numerator: Net income	$24,412	$34,952	$103,445	$91,266

Denominator:
Weighted-average common shares outstanding	229,105	246,537	234,704	252,850

Basic earnings per share	$0.11	$0.14	$0.44	$0.36

DILUTED EARNINGS PER SHARE:
Numerator: Net income	$24,412	$34,952	$103,445	$91,266

Denominator:
Weighted-average common shares outstanding	229,105	246,537	234,704	252,850
Dilutive effect of stock awards	1,985	262	1,847	1,385

Total shares	231,090	246,799	236,551	254,235

Diluted earnings per share	$0.11	$0.14	$0.44	$0.36

During the three and nine months ended December 31, 2009, stock awards to purchase a total of approximately 26.1 million shares for both periods were excluded from the diluted earnings per share calculation because they were anti-dilutive. During the three and nine months ended December 31, 2008, stock options to purchase a total of approximately 34.6 million and 19.3 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.
Note 4 — Comprehensive Income
Other comprehensive income includes foreign currency translation adjustments that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net income	$24,412	$34,952	$103,445	$91,266
Foreign currency translation adjustment, net of tax	(1,983)	(6,759)	(3,337)	(15,158)

Total comprehensive income	$22,429	$28,193	$100,108	$76,108

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
Stock Options
A summary of option activity under the Company’s stock-based compensation plans as of December 31, 2009, and changes during the nine months then ended is presented below (shares and intrinsic value in thousands):

	Nine Months Ended
	December 31, 2009
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term in Years	Value
Options outstanding as of March 31, 2009	34,245	$9.59
Granted	750	7.30
Exercised	(421)	6.72		$258
Forfeited	(319)	8.80
Cancelled/expired	(5,422)	15.99

Options outstanding as of December 31, 2009	28,833	$8.38	4.49	$2,659

Options vested and expected to vest, net of estimated forfeitures, as of December 31, 2009	27,704	$8.39	4.33	$2,632

Options exercisable as of December 31, 2009	19,370	$8.59	2.72	$2,354
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

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Nine Months Ended
	December 31,
	2009	2008
Expected volatility	44.87%	54.39%
Risk-free interest rate	2.60%	3.25%
Expected lives at date of grant (in years)	6.4	6.4
Weighted-average fair value of the options granted	$3.47	$4.31
The fair value of equity awards vested during the nine months ending December 31, 2009 was $4.35 per share.
Restricted Stock and Performance-Based Restricted Stock Units
The Company’s nonvested restricted stock and performance-based restricted stock units as of December 31, 2009, and the activity during the nine months then ended is summarized as follows (shares in thousands):

	Nine Months Ended
	December 31, 2009
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested restricted stock and performance restricted stock units as of March 31, 2009	950	$6.58
Granted (1)	2,177	7.29
Vested	—	—
Forfeited	—	—

Nonvested restricted stock and performance restricted stock units as of December 31, 2009	3,127	$7.07

(1)	The Company granted 1.4 million performance restricted stock units during fiscal 2010. See the “Covisint Corporation 2009 Long-Term Incentive Plan” section within this footnote for more details.
Covisint Corporation 2009 Long-Term Incentive Plan
In August 2009, Covisint Corporation (“Covisint”), a subsidiary of the Company, established a 2009 Long-Term Incentive Plan (“2009 Covisint LTIP”) allowing the Board of Directors of Covisint the ability to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or restricted stock unit awards and annual cash incentive awards to employees and directors of Covisint. The 2009 Covisint LTIP reserves 150,000 shares of Covisint for issuances under this plan.
Since the 2009 Covisint LTIP’s inception, Covisint has granted 109,000 stock options that expire on August 25, 2019. These options will vest if Covisint completes an initial public offering (“IPO”) or if there is a change of control of Covisint prior to August 26, 2015.
The Company granted 1.4 million performance-based restricted stock units (“PRSUs”) from the Company’s 2007 LTIP. The PRSUs will vest if Covisint does not complete an IPO or a change of control transaction by August 25, 2015 and Covisint meets a pre-defined revenue target for four consecutive calendar quarters ending prior to August 26, 2015.

As of December 31, 2009, the Company has not recorded compensation expense for the Covisint stock options or the PRSUs and these awards are not included in the Company’s diluted shares outstanding. Compensation expense will be accounted for in the period it becomes probable that the underlying conditions of the Covisint stock options or PRSUs will be met and will be included in the diluted shares outstanding balance in the period the underlying performance conditions are met.
Stock Award Compensation
Stock award compensation expense was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Stock-based compensation classified as:

Cost of maintenance and subscription fees	$84	$519	$303	$706
Cost of professional services	292	459	712	2,443
Technology development and support	231	1,224	779	1,590
Sales and marketing	1,302	1,529	4,471	3,774
Administrative and general	1,262	1,232	6,384	3,444
Restructuring costs		70		976

Total stock-based compensation expense before income taxes	3,171	5,033	12,649	12,933

Income tax benefit	(1,114)	(1,798)	(4,317)	(4,665)

Total stock-based compensation expense after income taxes	$2,057	$3,235	$8,332	$8,268

As of December 31, 2009, $25.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested equity awards is expected to be recognized over a weighted-average period of approximately 2.73 years.

Note 6 — Intangible Assets and Goodwill
The components of the Company’s intangible assets were as follows (in thousands):

	December 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Unamortized intangible assets:
Trademarks (1)	$5,959		$5,959

Amortized intangible assets:
Capitalized software (2)	$310,478	$(266,804)	$43,674
Customer relationship agreements (3)	46,889	(10,929)	35,960
Other (4)	13,278	(9,148)	4,130

Total amortized intangible assets	$370,645	$(286,881)	$83,764

	March 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Unamortized intangible assets:
Trademarks (1)	$5,784		$5,784

Amortized intangible assets:
Capitalized software (2)	$317,569	$(281,806)	$35,763
Customer relationship agreements (3)	13,218	(10,751)	2,467
Other (4)	9,410	(9,200)	210

Total amortized intangible assets	$340,197	$(301,757)	$38,440

(1)	Certain trademarks were acquired as part of the Covisint, LLC and Changepoint Corporation acquisitions in fiscal 2004 and 2005. These trademarks are deemed to have an indefinite life and therefore are not being amortized.

(2)	In November 2009, the Company acquired developed technology valued at $11.6 million as part of the Gomez acquisition. Amortization is included in “Cost of maintenance and subscription fees” and is being amortized over four years (see Note 2 for additional information).

The amortization and impairments of the remaining capitalized software is primarily included in “Cost of software license fees” and is generally amortized over five years.

(3)	In November 2009, the Company acquired customer relationship agreements valued at $34.8 million as part of the Gomez acquisition (see Note 2 for additional information). Amortization of customer relationship agreements are primarily included in “Sales and marketing” and are being amortized over periods up to ten years.

(4)	In November 2009, the Company acquired patents and trademarks valued at $2.4 million and $2.0 million, respectively, as part of the Gomez acquisition. Amortization of the patents is included in “Cost of maintenance and subscription fees” and being amortized over two years. Amortization of the trademarks is included in “Administrative and general” and being amortized over three years (see Note 2 for additional information).

Changes in the carrying amounts of goodwill are summarized as follows (in thousands):

		Professional	Application
Goodwill	Products	Services	Services	Unallocated	Total
Balance at March 31, 2009, net	$187,166	$140,436	$11,532		$339,134
Acquisitions (1)				$251,176	251,176
Effect of foreign currency translation	1,599	1,039			2,638

Balance at December 31, 2009, net	$188,765	$141,475	$11,532	$251,176	$592,948

(1)	In November 2009, the Company acquired Gomez resulting in a goodwill balance of $251.2 million (see Note 2 for additional information on the acquisition). Because the acquisition occurred during this reporting period, the Company has not completed its analysis on allocating the goodwill to its reportable segments.
The Company evaluated its goodwill and other intangible assets for all reporting segments as of March 31, 2009 and determined there was no impairment. The Company determined the fair value of each segment using a discounted cash flow analysis supported by market multiples of revenue.
Since fiscal 2009, the Company has been in the process of restructuring its professional services segment. For the first nine months of fiscal 2010, the professional services segment expense reductions were consistent with management’s internal plan. If the professional services segment’s profitability assumptions used in the March 31, 2009 goodwill impairment analysis are not attained and sustained, an impairment of some or all of the $141.5 million of goodwill related to the professional services segment at December 31, 2009 could be recorded in the future as a non-cash charge to earnings.
The portion of capitalized software and goodwill related to the Quality and DevPartner product lines was reclassified to “Assets held for sale” in the Condensed Consolidated Balance Sheets as of March 31, 2009 due to the then-pending sale of these product lines to Micro Focus which occurred in May 2009 (see Note 2 for additional information).

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
Financial information for the Company’s business segments is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues:
Products:
Mainframe	$109,782	$109,296	$326,648	$340,577
Distributed	54,059	67,831	148,710	191,487
Subscription	5,765		5,765

Total product revenue	169,606	177,127	481,123	532,064
Professional services	49,430	82,705	151,007	278,851
Application services	10,828	8,835	30,051	26,185

Total revenues	$229,864	$268,667	$662,181	$837,100

Income from operations:
Products (1)	$73,035	$84,085	$264,737	$238,165
Professional services	6,005	4,601	14,589	17,777
Application services	875	52	2,420	(2,423)

Subtotal	79,915	88,738	281,746	253,519
Corporate expenses	(42,761)	(35,520)	(121,658)	(119,138)
Restructuring costs	(1,024)	(4,009)	(4,842)	(6,922)

Income from operations	36,130	49,209	155,246	127,459
Other income, net	1,076	2,291	3,829	8,558

Income before income taxes	$37,206	$51,500	$159,075	$136,017

(1)	- For the nine months ended December 31, 2009, income from the products segment includes a $52.4 million gain on divestiture of the Quality and DevPartner product lines (see Note 2 for additional information).
Financial information regarding geographic operations is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues:
United States	$137,895	$164,626	$408,760	$522,023
Europe and Africa	63,814	74,332	175,093	227,125
Other international operations	28,155	29,709	78,328	87,952

Total revenues	$229,864	$268,667	$662,181	$837,100

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
In the first nine months of fiscal 2010, the Company incurred $4.8 million in restructuring charges primarily due to employee termination benefits. The Company terminated 250 employees within the professional services segment to align operating expenses with revenues as the Company continued to exit engagements considered low-margin during the first nine months of fiscal 2010. The Company also continued evaluating business processes for efficiencies resulting in the termination of 37 employees from the products segment, primarily sales and marketing personnel, and 35 employees within administrative and general functions.
Management continues to review the Company’s costs and will, based on future results of operations, determine if additional restructuring actions are needed. The total amount of any potential future charges for such actions will depend upon the nature, timing and extent of those actions.
The following table summarizes the restructuring accrual as of March 31, 2009, and changes to the accrual during the first nine months of fiscal 2010 (in thousands):

		Expensed	Paid
	Accrual	During the Nine	During the Nine	Accrual
	Balance at	Months Ended	Months Ended	Balance at
	March 31,	December 31,	December 31,	December 31,
	2009	2009	2009	2009
Employee termination benefits	$1,274	$4,655	$(5,263)	$666
Facilities costs (primarily lease abandonments)	2,271	46	(1,198)	1,119
Other	13	141	(137)	17

Total	$3,558	$4,842	$(6,598)	$1,802

As of December 31, 2009, $1.1 million of the restructuring accrual is recorded in current “accrued expenses”. The remaining balance of $700,000 is recorded to long-term “accrued expenses” in the Condensed Consolidated Balance Sheets and primarily relates to facility costs.
The accruals for employee termination benefits at December 31, 2009 primarily represent cash payments to be made to employees that have been terminated as a result of initiatives described above.
The accruals for facilities costs at December 31, 2009 represent the remaining fair value of lease obligations for exited and demised locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2014. Projected sublease income is based on management’s estimates, which are subject to change.

Note 9 — Debt
As of December 31, 2009, the Company’s long-term debt was $35.0 million under its unsecured revolving credit agreement (the “credit facility”) at a weighted average interest rate of 1%.
The credit facility provides for a revolving line of credit from Comerica Bank and other lenders in the amount of $150 million and expires on November 1, 2012. The credit facility also permits the Company to increase the revolving line of credit by up to an additional $150 million subject to receiving further commitments from lenders and certain other conditions.
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
Detroit, Michigan
We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the “Company”) as of December 31, 2009, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended December 31, 2009 and 2008, and cash flows for the nine-month periods ended December 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
February 8, 2010

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
•	The majority of our software products revenue is dependent on our customers’ continued use of International Business Machines Corp. (“IBM”) and IBM-compatible products.

•	Our software product revenue is dependent on the acceptance of our pricing structure for software licenses, maintenance and subscriptions.

•	Our strategy of packaging distributed products and services as a single offering may not be accepted by our customers, negatively impacting our revenue.

•	The market for web application performance management services is at an early stage of development. If this market does not develop or develops more slowly than we expect, our revenue may decline or fail to grow and we may incur operating losses.

•	We may fail to achieve our forecasted financial results due to inaccurate sales forecasts or other factors. If we fail to meet the expectations of analysts or investors, our stock price could decline substantially.

•	Our quarterly financial results vary and may be adversely affected by a number of unpredictable factors.

•	Future changes in the United States and global economies may reduce demand for our software products, professional services and application services, which may negatively affect our revenues and operating results.

•	Defects or disruptions in our web application performance network or interruptions or delays in service would impair the delivery of our on-demand service and could diminish demand for our services and subject us to substantial liability.

COMPUWARE CORPORATION AND SUBSIDIARIES
•	If we are not successful in implementing our professional services strategy, our operating margins may decline.

•	The continuation of the decline in the U.S. domestic automotive manufacturing business could adversely affect our professional services and application services businesses.

•	If the fair value of our long-lived assets deteriorates below its carrying value, recognition of an impairment loss would be required, which would adversely affect our financial results.

•	Our software and technology may infringe the proprietary rights of others.

•	Our results could be adversely affected if our operating margin or operating margin percentage decline.

•	Our results could be adversely affected by increased competition, pricing pressures and technological changes.

•	The market for professional services is highly competitive, fragmented and characterized by low barriers to entry.

•	The market for application services is in its early stages with emerging competitors. As the market matures, competition may increase and could have a negative impact on our results of operations.

•	We must develop or acquire product enhancements and new products to succeed.

•	Acquisitions may be difficult to integrate, disrupt our business or divert the attention of our management and may result in financial results that are different than expected.

•	The divestiture of our Quality and DevPartner product lines may cause a reduction in customer satisfaction, which could adversely affect our revenues and results of operations.

•	We are exposed to exchange rate risks on foreign currencies and to other international risks that may adversely affect our business and results of operations.

•	Current laws may not adequately protect our proprietary rights.

•	The loss of certain key employees and technical personnel or our inability to hire additional qualified personnel could have a material adverse effect on our business.

•	Maintenance revenue could decline.

•	Unanticipated changes in our operating results or effective tax rates, or exposure to additional income tax liabilities, could affect our profitability.

•	Our stock repurchase plan may be suspended or terminated at any time, which may result in a decrease in our stock price.

•	Acts of terrorism, acts of war and other unforeseen events may cause damage or disruption to us or our customers, which could adversely affect our business, financial condition and operating results.

•	Our articles of incorporation, bylaws and rights agreement as well as certain provisions of Michigan law may have an anti-takeover effect.

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
In the 1990’s, IT moved toward distributed and web-based platforms. Our solutions portfolio grew in response, and we now market a comprehensive portfolio of IT solutions across the full range of enterprise computing platforms that help:
•	Develop and deliver high quality, high performance enterprise business applications in a timely and cost-effective manner.

•	Optimize the performance, availability, and quality of web and mobile applications.

•	Measure, manage and communicate application service in business terms, and maintain consistent, high levels of service delivery.

•	Provide executive visibility, decision support and process automation across the entire IT organization to enable all available resources to be harnessed in alignment with business priorities.
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
In November 2009, we acquired Gomez, a leading provider of web application performance management services, which companies use to test and monitor the performance, availability and quality of their web applications, while in development and after deployment. The Gomez self-service, on-demand platform enables a company to test and monitor its web applications from outside its firewall using the Gomez Performance Network. Gomez services are delivered entirely through an on-demand, hosted model built on a multi-tenant architecture in which a single instance of their software serves all customers. The service is provided on an annual subscription basis, principally through tiered usage plans that contain committed testing measurement levels based on the number of web page measurements performed.

COMPUWARE CORPORATION AND SUBSIDIARIES
Quarterly Update
The following occurred during the third quarter of 2010:
•	Acquired Gomez for $295 million in cash.

•	Repurchased approximately 3.5 million shares of our common stock at an average price of $7.30 per share.

•	Realized a decrease in product segment contribution margin to 43.1% in the third quarter of 2010 from 47.5% in the third quarter of 2009.

•	Experienced an increase in professional services segment contribution margin to 12.1% in the third quarter of 2010 from 5.6% in the third quarter of 2009.

•	Experienced an increase in application services segment contribution margin to 8.1% in the third quarter of 2010 from 0.6% in the third quarter of 2009.

•	Released 7 distributed and 1 mainframe product updates designed to increase the productivity of the IT departments of our customers.
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

COMPUWARE CORPORATION AND SUBSIDIARIES
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain operational data from the Condensed Consolidated Statements of Operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

	Percentage of			Percentage of
	Total Revenues			Total Revenues
	Three Months Ended		Period-	Nine Months Ended		Period-
	December 31, *		to-Period	December 31, *		to-Period
	2009	2008	Change	2009	2008	Change
REVENUE:
Software license fees	22.6%	22.5%	(14.0)%	21.6%	19.6%	(13.1)%
Maintenance and subscription fees	51.2	43.4	0.8	51.1	44.0	(8.0)
Professional services segment revenue	21.5	30.8	(40.2)	22.8	33.3	(45.8)
Application services segment revenue	4.7	3.3	22.6	4.5	3.1	14.8

Total revenues	100.0	100.0	(14.4)	100.0	100.0	(20.9)

OPERATING EXPENSES:
Cost of software license fees	1.8	2.3	(33.4)	1.8	2.2	(35.6)
Cost of maintenance and subscription fees	4.8	3.5	15.6	4.3	3.9	(13.8)
Professional services segment expenses	18.9	29.1	(44.4)	20.6	31.2	(47.7)
Application services segment expenses	4.3	3.3	13.3	4.2	3.4	(3.4)
Technology development and support	9.8	8.3	0.7	9.9	8.1	(3.3)
Sales and marketing	25.7	20.5	7.1	24.6	20.9	(6.8)
Administrative and general	18.6	13.2	20.4	18.4	14.3	2.1
Restructuring cost	0.4	1.5	(74.5)	0.7	0.8	30.0
Gain on divestiture of product lines				(7.9)		n/a

Total operating expenses	84.3	81.7	(11.7)	76.6	84.8	(28.6)

Income from operations	15.7	18.3	(26.6)	23.4	15.2	21.8
Other income, net	0.5	0.9	(53.0)	0.6	1.0	(55.3)

Income before income taxes	16.2	19.2	(27.8)	24.0	16.2	17.0
Income tax provision	5.6	6.2	(22.7)	8.4	5.3	24.3

Net income	10.6%	13.0%	(30.2)%	15.6%	10.9%	13.3%

*	The professional services segment and the application services segment are combined and reported as professional services in the Condensed Consolidated Statement of Operations included within this report.
PRODUCTS SEGMENT
Financial information for the products segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenue	$169,606	$177,127	$481,123	$532,064
Expenses	96,571	93,042	216,386	293,899

Product contribution	$73,035	$84,085	$264,737	$238,165

The products segment generated contribution margins of 43.1% and 47.5% during the third quarter of 2010 and 2009, respectively, and 55.0% and 44.8% for the first nine months of 2010

COMPUWARE CORPORATION AND SUBSIDIARIES
and 2009, respectively. The decrease in margin for the three months ended December 31, 2009 compared to the prior year was primarily due to declining product revenue and increasing sales and marketing costs as discussed below. The increase in margin for the first nine months of 2010 was due to the $52.4 million gain on divestiture of our Quality and DevPartner product lines recorded during the first quarter of 2010 (see Note 2 of the Condensed Consolidated Financial Statements included in this report for more details).
Products Segment Revenue
Revenue for the products segment is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2009	2008	% Chg	2009	2008	% Chg
Software license fees
Mainframe	$25,957	$27,594	(5.9)	$79,379	$82,963	(4.3)
Distributed excluding divested products	26,066	25,470	2.3	54,576	60,126	(9.2)

Total software license fees excluding divested products	52,023	53,064	(2.0)	133,955	143,089	(6.4)
License fees — divested products (a)		7,449		8,724	21,117

Total software license fees	52,023	60,513	(14.0)	142,679	164,206	(13.1)

Maintenance fees
Mainframe	83,825	81,702	2.6	247,269	257,623	(4.0)
Distributed excluding divested products	27,993	26,789	4.5	80,571	83,812	(3.9)

Total maintenance fees excluding divested products	111,818	108,491	3.1	327,840	341,435	(4.0)
Maintenance fees — divested products (a)		8,123		4,839	26,423

Total maintenance fees	111,818	116,614	(4.1)	332,679	367,858	(9.6)

Subscription fees (b)	5,765	—	n/a	5,765	—	n/a

Products revenue
Mainframe	109,782	109,296	0.4	326,648	340,586	(4.1)
Distributed excluding divested products	54,059	52,259	3.4	135,147	143,938	(6.1)
Subscription (b)	5,765	—	n/a	5,765	—	n/a

Total products revenue excluding divested products	169,606	161,555	5.0	467,560	484,524	(3.5)
Products revenue — divested products (a)		15,572		13,563	47,540

Total products revenue	$169,606	$177,127	(4.2)	$481,123	$532,064	(9.6)

(a)	Divested products license fees and divested products maintenance fees relate to our Quality and DevPartner product lines that were sold during first quarter of 2010 (see Note 2 of the Condensed Consolidated Financial Statements included in this report for more details). Disclosing software license fees and maintenance fees excluding divested products allows for better comparability between the periods presented.

(b)	See Note 2 of the Condensed Consolidated Financial Statements for details regarding the November 2009 acquisition of Gomez.

COMPUWARE CORPORATION AND SUBSIDIARIES
Products segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
United States	$88,569	$89,360	$257,460	$274,135
Europe and Africa	56,656	60,558	155,245	178,763
Other international operations	24,381	27,209	68,418	79,166

Total products revenue	$169,606	$177,127	$481,123	$532,064

Our software products are designed to enhance the effectiveness of key disciplines throughout the IT organization from application development and delivery, web and mobile performance management, service management and IT portfolio management supporting all major enterprise computing platforms. Products revenue, which consists of software license fees, maintenance fees and subscription fees, comprised 73.8% and 65.9% of total revenue during the third quarter of 2010 and 2009, respectively, and 72.7% and 63.6% of total revenue during the first nine months of 2010 and 2009, respectively.
Software license fees
Software license fees (“license fees”) decreased $8.5 million or 14%, which included a positive impact from foreign currency fluctuations of $3.5 million, during the third quarter of 2010 to $52.0 million and decreased $21.5 million or 13.1%, which included a negative impact from foreign currency fluctuations of $1.5 million, during the first nine months of 2010 to $142.7 million as compared to the same periods from the prior year.
Excluding the impact from divested products, license fees decreased $1.0 million or 2.0% during the third quarter of 2010 as compared to the third quarter of 2009. Mainframe license fees accounted for $1.6 million of the decrease offset by an increase in distributed license fees of $600,000, primarily due to the Vantage product line.
Excluding the impact from divested products, license fees decreased $9.1 million or 6.4% during the first nine months of 2010 as compared to the first nine months of 2009. Distributed license fees accounted for $5.5 million of the decrease, primarily within our Uniface and Changepoint product lines, and mainframe license fees decreased by $3.6 million. The economic slowdown experienced since the second quarter of 2009 affected the closure of license transactions during our first quarter of 2010.
During the third quarter and first nine months of 2010, for software license transactions that are required to be recognized ratably, we deferred $25.0 million and $47.9 million, respectively, of license revenue relating to such transactions that closed during the period. We recognized as revenue $19.2 million and $62.2 million, respectively, of previously deferred license revenue relating to such transactions that closed and had been deferred prior to the beginning of the period, including $7.2 million related to our divested products during the first quarter of 2010.

COMPUWARE CORPORATION AND SUBSIDIARIES
Maintenance fees
Maintenance fees decreased $4.8 million or 4.1%, which included a positive impact from foreign currency fluctuations of $6.0 million, during the third quarter of 2010 to $111.8 million, and decreased $35.2 million or 9.6%, which included a negative impact from foreign currency fluctuations of $4.8 million, during the first nine months of 2010 to $332.7 million as compared to the same periods from the prior year.
Excluding the impact from divested products, maintenance fees increased $3.3 million or 3.1% during the third quarter of 2010 compared to the same period from the prior year. Each of our product lines experienced a slight increase in maintenance fees primarily due to the effects of foreign currency fluctuations.
Excluding the impact from divested products, maintenance fees decreased $13.6 million or 4.0% during the first nine months of 2010 as compared to the same periods from the previous year. The decrease was the result of reductions across all product lines, other than Vantage, and was primarily due to a slight decline in maintenance revenue experienced in our United States operations, and to a lesser extent, the effects of foreign currency fluctuations.
Subscription fees
In November 2009, through the acquisition of Gomez, we began to offer, on a subscription basis, product solutions that are used to test and monitor web and mobile applications.
Revenue recognized from these solutions is referred to as subscription fees and totaled $5.7 million during the third quarter of 2010. See Note 2 of the Condensed Consolidated Financial Statements included in this report for additional information regarding historical pro forma financial results of Compuware and Gomez.
Products Segment Expenses
Products segment expenses include cost of software license fees, cost of maintenance and subscription fees, technology development and support costs, sales and marketing expenses and the gain on divestiture of our Quality and DevPartner product lines to Micro Focus. As part of this divestiture, 273 personnel related to the sales, sales support, development, maintenance and delivery of the Quality and DevPartner product lines were transferred to Micro Focus as of June 1, 2009 which reduced the product segment’s compensation and employee benefit costs for the third quarter and first nine months of 2010 compared to 2009, partially offset by additional product operating costs as a result of acquiring Gomez in November 2009.
Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers, including associated hardware costs, and the cost of author royalties. Cost of software license fees decreased $2.0 million or 33.4% during the third quarter of 2010 to $4.1 million from $6.1 million in the third quarter of 2009 and decreased $6.6 million or 35.6% during the first nine months of 2010 to $11.9 million from $18.5 million in the first nine months of 2009.
The decrease in expense for the third quarter and first nine months of 2010 resulted from reductions in our capitalized software amortization of $2.1 million and $6.2 million, respectively, due to the following: (1) capitalized software with a book value of $17.6 million was transferred as part of the Quality and DevPartner divestiture and classified as held for sale at March 31, 2009, such that no amortization was recorded during the first nine months of 2010 (see Note 2

COMPUWARE CORPORATION AND SUBSIDIARIES
of the Condensed Consolidated Financial Statements included in this report for more details), and (2) developed technologies purchased in prior acquisitions became fully amortized by the beginning of 2010.
As a percentage of software license fees, cost of software license fees was 7.8% and 10.1% in the third quarter of 2010 and 2009, respectively, and 8.3% and 11.2% in the first nine months of 2010 and 2009, respectively. The changes in the percentages for the third quarter and first nine months of 2010 were primarily due to the decrease in capitalized software amortization as identified above, partially offset by the decline in license fees in the current year periods.
Cost of maintenance and subscription fees consists of the direct costs allocated to maintenance and product support such as helpdesk and technical support, amortization of capitalized software, depreciation and maintenance expense associated with our performance network related computer equipment, data center costs and payments to individuals conducting tests from their internet-connected personal computers.
Cost of maintenance and subscription fees increased $1.5 million or 15.6% during the third quarter of 2010 to $11.0 million from $9.5 million in the third quarter of 2009 and decreased $4.5 million or 13.8% during the first nine months of 2010 to $28.3 million from $32.8 million in the first nine months of 2009.
The increase in expense during the third quarter of 2010 compared to 2009 was primarily due to $2.8 million of additional costs associated with Gomez which was acquired in November 2009, partially offset by lower compensation and employee benefit costs resulting from the transfer of employees to Micro Focus as discussed above and, to a lesser extent, headcount reductions as part of the restructuring actions taken during 2009.
The decrease in expense during the first nine months of 2010 compared to 2009 was primarily due to lower compensation and employee benefit costs resulting from the transfer of employees to Micro Focus as discussed above and, to a lesser extent, headcount reductions as part of the restructuring actions taken during 2009, partially offset by the $2.8 million increase in costs associated with Gomez which was acquired in November 2009.
As a percentage of maintenance and subscription fees, cost of maintenance and subscription fees were 9.3% and 8.1% in the third quarter of 2010 and 2009, respectively, and 8.4% and 8.9% in the first nine months of 2010 and 2009, respectively. The increase in the percentage for the third quarter of 2010 was primarily due to the impact of Gomez which was acquired in November 2009. Cost of subscription fees as a percentage of subscription revenue was 47.9% during the third quarter of 2010 primarily due to a $2.7 million reduction in subscription fees revenue to reflect Gomez’s deferred revenue at fair value on the date of acquisition. The decrease in the percentage for the first nine months of 2010 was primarily due to the cost savings associated with the employee headcount reductions identified above, partially offset by the effect of Gomez as previously identified.
Technology development and support includes, primarily, the costs of programming personnel associated with product development and support less the amount of software development costs capitalized during the period. Also included are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support all technology initiatives. As a percentage of product revenue, costs of technology development and support were 13.3% and 12.6% in the third quarter of 2010 and 2009, respectively, and 13.7% and 12.8% in the first nine months of 2010 and 2009, respectively. The percentage increases were primarily due to the declines in product revenue from the divestiture of the Quality and DevPartner product lines to Micro Focus exceeding the declines in compensation and employee benefit costs associated with the headcount reductions discussed below.

COMPUWARE CORPORATION AND SUBSIDIARIES
We follow the policy in Note 1 of our Condensed Consolidated Financial Statements when capitalizing the cost of internally developed software technology. Total technology development and support costs incurred internally and capitalized in the third quarter and first nine months of 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Technology development and support costs incurred	$23,701	$24,882	$70,784	$75,591
Capitalized technology development and support costs	(1,139)	(2,487)	(5,107)	(7,688)

Technology development and support costs expensed	$22,562	$22,395	$65,677	$67,903

Before the capitalization of internally developed software products, total technology development and support costs decreased $1.2 million or 4.7% during the third quarter of 2010 to $23.7 million from $24.9 million in the third quarter of 2009 and for the first nine months of 2010 decreased $4.8 million or 6.4% to $70.8 million from $75.6 million in the first nine months of 2009.
The decreases in expenses were primarily due to lower compensation and employee benefit costs resulting from a decline in headcount from prior periods as employees were transferred to Micro Focus, as discussed above, and headcount reductions that occurred as part of the restructuring actions taken during 2009, partially offset by the addition of employees from the Gomez acquisition in November 2009.
Sales and marketing costs consist primarily of personnel related costs associated with product sales, sales support and marketing for our product offerings. Sales and marketing costs increased $4.0 million or 7.1% during the third quarter of 2010 to $59.0 million from $55.0 million in the third quarter of 2009 and for the first nine months of fiscal 2010 decreased $11.8 million or 6.8% to $162.9 million from $174.7 million in the first nine months of fiscal 2009.
The increase in expense for the third quarter of 2010 was primarily due to higher annual bonus costs in 2010 and a $1.6 million increase in marketing expense intended to drive demand for our growth objectives.
The decline in expense for the nine months of 2010 was primarily due to lower compensation, employee benefit and travel costs resulting from headcount reductions occurring from the restructuring actions taken during 2009 and 2010 and the transfer of employees to Micro Focus, as discussed above, offset by the addition of employees from the Gomez acquisition in November 2009. The decline was partially offset by $2.9 million increase in marketing expense intended to drive demand for our growth objectives.
As a percentage of product revenue, sales and marketing costs were 34.8% and 31.1% in the third quarter of 2010 and 2009, respectively, and 33.9% and 32.8% in the first nine months of 2010 and 2009, respectively. The increase in the percentage for the third quarter of 2010 was due to an increase in expenses in addition to the decline in product revenue as previously discussed. The increase in the percentage for the first nine months of 2010 relates to the decline in product revenue exceeding the decline in expenses previously discussed.

COMPUWARE CORPORATION AND SUBSIDIARIES
Gain on divestiture of product lines relates to the sale of our Quality and DevPartner product lines to Micro Focus that occurred in May 2009. We recognized a gain of $52.4 million during the first quarter of 2010 relating to this transaction. See Note 2 of the Condensed Consolidated Financial Statements included in this report for more details.
PROFESSIONAL SERVICES SEGMENT
Financial information for the professional services segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, *		December 31, *
	2009	2008	2009	2008
Revenue	$49,430	$82,705	$151,007	$278,851
Expenses	43,425	78,104	136,418	261,074

Professional services segment contribution	6,005	4,601	14,589	17,777

*	The professional services segment and the application services segment are combined and reported as professional services in the Condensed Consolidated Statements of Operations included within this report.
Professional services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
United States	$39,960	$67,841	$125,418	$226,053
Europe and Africa	6,391	12,972	17,593	45,872
Other international operations	3,079	1,892	7,996	6,926

Total professional services segment revenue	$49,430	$82,705	$151,007	$278,851

During the third quarter of 2010, the professional services segment generated a contribution margin of 12.1%, compared to 5.6% during the third quarter of 2009 and 9.7% and 6.4% during the first nine months of 2010 and 2009, respectively. The increases in contribution margins were due to our initiatives to exit low-margin engagements and the restructuring actions taken to date within the segment as identified below.
2009 and 2010 Restructuring
During fiscal 2009 and the first nine months of 2010, management focused on improving the professional services segment’s margins by initiating a plan to exit engagements that were considered low-margin and by reducing headcount and operating costs resulting in restructuring charges.
If these actions do not sustain the improvement in the segment’s operating profit margin, an impairment of some or all of the $141.5 million of goodwill related to the professional services segment at December 31, 2009 may be recorded in the future as a non-cash charge to earnings in the period in which the carrying value exceeds fair value.

COMPUWARE CORPORATION AND SUBSIDIARIES
Professional Services Segment Revenue
We offer a broad range of IT services to help businesses make the most of their IT assets. Some of these services include outsourcing and co-sourcing, application management, product solutions, project management, enterprise resource planning and customer relationship management services.
Professional services segment revenue decreased $33.3 million or 40.2%, which included a positive impact from foreign currency fluctuations of $1.3 million, during the third quarter of 2010 to $49.4 million compared to $82.7 million in the third quarter of 2009 and decreased $127.9 million or 45.8%, which included a negative impact from foreign currency fluctuations of $1.0 million, during the first nine months of 2010 to $151.0 million from $278.9 million during the first nine months of 2009. The decreases in revenue were a result of the actions taken during 2009 and during first nine months of 2010 to exit low-margin engagements.
Professional Services Segment Expenses
Professional services segment expenses consist primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Professional services segment expenses decreased $34.7 million or 44.4% during the third quarter of 2010 to $43.4 million from $78.1 million in the third quarter of 2009 and decreased $124.7 million or 47.7% during the first nine months of 2010 to $136.4 million from $261.1 million during the first nine months of 2009. The decreases in expenses were primarily attributable to lower compensation, employee benefit and travel costs due to reductions in employee headcount and reductions in subcontractor costs resulting from the 2009 and 2010 restructuring program implemented to align operating costs with the decline in revenue (see “2009 and 2010 Restructuring” within this section).
APPLICATION SERVICES SEGMENT
Our application services, which are marketed under the brand name “Covisint”, provide a software-as-a-service platform that enables industries and business communities to securely integrate vital information and processes across users, business partners, customers, vendors and suppliers.
Financial information for the application services segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, *		December 31, *
	2009	2008	2009	2008
Revenue	$10,828	$8,835	$30,051	$26,185
Expenses	9,953	8,783	27,631	28,608

Application services segment contribution (loss)	$875	$52	$2,420	$(2,423)

*	The professional services segment and the application services segment are combined and reported as professional services in the Condensed Consolidated Statement of Operations included within this report.

COMPUWARE CORPORATION AND SUBSIDIARIES
Application services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
United States	$9,367	$7,425	$25,882	$21,835
Europe and Africa	767	802	2,255	2,490
Other international operations	694	608	1,914	1,860

Total application services segment revenue	$10,828	$8,835	$30,051	$26,185

During the third quarter of 2010, the application services segment generated a contribution margin of 8.1%, compared to a contribution margin of 0.6% during the third quarter of 2009 and a contribution margin of 8.1% for the nine months of 2010 compared to a negative contribution margin of 9.3% during the first nine months of 2009. The improvements in contribution margins were due to growth in revenue primarily from the healthcare industry during the first nine months of 2010 and, to a lesser extent, reductions in expenses resulting primarily from the increase in the deferral of software development costs, as described below.
Application Services Segment Revenue
Application services segment revenue increased $2.0 million or 22.6% during the third quarter of 2010 to $10.8 million from $8.8 million in the third quarter of 2009 and increased $3.9 million or 14.8% for the first nine months of 2010 to $30.1 million from $26.2 million in the first nine months of 2009. The increases in revenue during 2010 were primarily due to our continued expansion into the healthcare industry and, to a lesser extent, increased spending within the manufacturing industry.
Our application services segment generated 65% of its revenue from the automotive industry during the first nine months of 2010.
Application Services Segment Expenses
Application services segment expenses consist primarily of personnel-related costs of providing services, including technical staff, subcontractors and sales personnel. Application services segment expenses increased $1.2 million or 13.3% during the third quarter of 2010 to $10.0 million from $8.8 million in the third quarter of 2009 and decreased $1.0 million or 3.4% during the first nine months of 2010 to $27.6 million from $28.6 million during the first nine months of 2009.
The increase in expense for the third quarter of 2010 was primarily due to an $800,000 increase in compensation and employee benefits as the segment continues to increase employee staffing levels to support the business expansion as discussed in the “application services segment revenue” section and a $400,000 decline in the amount capitalized for internally used software costs during the third quarter of 2010 as compared to 2009.
The decrease in expense for the first nine months of 2010 was primarily due to a $1.4 million increase in incremental cost deferrals associated with customer implementations for which corresponding revenue and expenses will be recognized in the future and a reduction in purchased software amortization expense of $400,000, primarily due to Covisint’s acquired developed technology becoming fully amortized during the fourth quarter of 2009. The

COMPUWARE CORPORATION AND SUBSIDIARIES
decreases in expense were partially offset by the increase in compensation and employee benefit costs as discussed above.
CORPORATE AND OTHER EXPENSES
Administrative and general expenses consist primarily of costs associated with the corporate executive, finance, human resources, administrative, legal, communications and investor relations departments. In addition, administrative and general expenses include all facility-related costs, such as rent, building depreciation, maintenance and utilities, associated with worldwide sales, professional services and software development offices. Administrative and general expenses increased $7.3 million or 20.4% during the third quarter of 2010 to $42.8 million from $35.5 million during the third quarter of 2009 and increased $2.6 million or 2.1% during the first nine months of 2010 to $121.7 million from $119.1 million in the first nine months of 2009.
The increase in expenses for the third quarter and the first nine months of 2010 were primarily due to the following: (1) increase in annual bonus accrual of $3.9 million and $4.0 million, respectively; (2) the mark-to-market adjustment to the director phantom stock liability, resulting in a $1.7 million gain during the third quarter of 2009 and a $300,000 loss for the first nine months of 2009; and (3) Gomez related acquisition costs of $1.6 million incurred during third quarter of 2010. Effective January 1, 2009, the Director Phantom Stock program was terminated and previously granted phantom shares were converted to restricted stock units, eliminating the need for liability accounting.
The first nine months of 2010 was further impacted by the following: (1) increase in expense of $4.2 million as foreign currency and hedging transactions resulted in a net loss of $1.7 million during 2010 compared to a net gain of $2.5 million in 2009; and (2) increase in expense as a gain of $5.6 million was recorded during the first quarter of 2009 associated with a transaction that transitioned the employment of 170 of our professional services staff to a customer.
The increase in expense for the first nine months of 2010 was partially offset by the following: (1) reductions in compensation, employee benefits, travel and facility costs of $9.6 million primarily due to the headcount reductions and facility closures that took place as part of the 2009 and 2010 restructuring programs and (2) a decrease of $2.4 million in certain employment related taxes incurred during the second quarter of 2009.
Other income, net (“other income”) consists primarily of interest income realized from cash equivalents and investments (“investments”); interest earned on deferred customer receivables; income generated from our investment in a partially owned company and interest expense associated with our credit facility. Other income decreased $1.2 million or 53.0% during the third quarter of 2010 to $1.1 million from $2.3 million in the third quarter of 2009 and decreased $4.8 million or 55.3% during the first nine months of 2010 to $3.8 million from $8.6 million during the first nine months of 2009. The decreases in other income were primarily attributable to a decline in investment interest income resulting from lower interest rates during the third quarter and first nine months of 2010 compared to the same periods in 2009. The decrease in investment interest income for the first nine months of 2010 was partially offset by a higher average investment balance during 2010 compared to 2009.
Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
The income tax provision was $12.8 million in the third quarter of 2010 compared to an income tax provision of $16.5 million in the third quarter of 2009 representing an effective tax rate of 34.4% and 32.1%, respectively. The income tax provision was $55.6 million for the first nine months of 2010 compared to $44.8 million for the first nine months of 2009, representing an effective tax rate of 35.0% and 32.9%, respectively.
The increase in the effective tax rates was primarily due to an income tax benefit of $1.9 million recorded during the third quarter of 2009 as Congress retroactively reinstated the U.S. Research and Development credit for 2009. The first nine months of 2010 was further impacted by an income tax benefit of $2.5 million recorded during the second quarter of 2009 as certain reserves for uncertain tax positions related to our 2005 and 2006 U.S. Research and Development credits were effectively settled with the Internal Revenue Service.
RESTRUCTURING COSTS AND ACCRUAL
We incurred charges of $1.0 million and $4.8 million during the third quarter and first nine months of 2010, respectively (see Note 8 to the Condensed Consolidated Financial Statements). We will continue to evaluate our business processes to identify opportunities to streamline operations and reduce costs, which may result in additional restructuring charges.
MANAGEMENT’S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at December 31, 2009. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2009 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the Consolidated Financial Statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2009.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2009, cash and cash equivalents totaled approximately $87.9 million, compared to $278.1 million at March 31, 2009.
Net cash provided by operating activities:
Net cash provided by operating activities during the first nine months of 2010 was $103.4 million, an increase of $24.6 million from the first nine months of 2009. The increase was primarily due to the following: (1) reduction in disbursements for employee payroll and benefits of $118 million primarily resulting from savings achieved through our 2009 and 2010 restructuring initiatives; (2) reduction in bonus and commission payments of $19 million and (3) reduction in payments for

COMPUWARE CORPORATION AND SUBSIDIARIES
subcontractors of $21 million primarily within the professional services segment resulting from our strategy to exit low-margin engagements. These increases were partially offset by the following: (1) a reduction in customer collections of $113 million due to our decline in revenue; (2) an increase in income taxes paid of $16 million; and (3) a decrease in investment interest received of $6 million.
The Condensed Consolidated Statements of Cash Flows included in this report compute net cash from operating activities using the indirect cash flow method. Therefore non-cash adjustments and net changes in assets and liabilities (net of the effects of the acquisition, divestiture and currency fluctuations) are adjusted from net income to derive net cash from operating activities. Changes in accounts receivable and deferred revenue have typically had the largest impact on the reconciliation of net income to compute cash flows from operating activities as we allow for deferred payment terms on multi-year products contracts.
Changes in accounts receivable balances increased the 2010 cash flow from operating activities by $39.7 million compared to 2009. The 2010 decline in the accounts receivable balances from March 31, 2009 to December 31, 2009 was primarily due to the decrease in professional services fees throughout 2010 (see “Professional Services Segment Revenue” section for more details), partially offset by the increase in Gomez accounts receivable balance from acquisition date to December 31, 2009. The increase in the accounts receivable balances from March 31, 2008 to December 31, 2008 was primarily due to a general slow down in customer payments during our third quarter of 2009 that was an effect from the global economic crisis experienced at that time and, to a lesser extent, timing of multi-year product contract renewals with installment terms that caused an increase in long-term accounts receivable at December 31, 2008 compared to March 31, 2008.
Changes in deferred revenue balances increased the 2010 cash flow from operating activities by $18.1 million compared to 2009 primarily due to an increase in the Gomez deferred revenue balance of $16.1 million from acquisition date to December 31, 2009.
The other significant changes in our reconciliation of net income to derive net cash from operating activities during the first nine months of 2010 as compared to the first nine months of 2009 were as follows: (1) the adjustment to net income of $52.4 million resulting from the gain on divestiture of our Quality and DevPartner product lines (the proceeds from the sale were recorded to investing activities) and (2) the change in accounts payable and accrued expense balances increasing cash flow from operating activities by $30.6 million primarily due to the changes in our bonus and commission accruals which increased from March 31, 2009 to December 31, 2009 as annual bonus targets are currently being achieved, compared to a decline from March 31, 2008 to December 31, 2008 as it became evident during our third quarter of 2009 that 2009 annual bonus targets would not be achieved.
As of December 31, 2009, we had an accrual for $1.8 million related to restructuring actions taken during 2009 and 2010 (see Note 8 of the Condensed Consolidated Financial Statements included in this report for more details). We continue to evaluate our business processes to identify ways to reduce costs. Any further actions will likely result in additional restructuring charges. The amount of such charges will depend upon the nature, timing and extent of those actions.
The completion of the Gomez acquisition and repurchases of our common shares under our discretionary share repurchase program described below (the “Discretionary Plan”) caused us to utilize our credit facility during the third quarter of 2010. We anticipate that our cash flow from operations will be sufficient to meet operating cash needs for the foreseeable future.

COMPUWARE CORPORATION AND SUBSIDIARIES
Net cash used in investing activities:
Net cash used in investing activities during the first nine months of 2010 was $233.9 million, an increase of $279.4 million from the first nine months of 2009.
The increase in cash used was primarily due to the acquisition of Gomez in November 2009 for $284 million in cash (net of cash acquired). The purchase was funded from our existing cash resources and borrowings of $15 million under the credit facility. Investing activities were further impacted by a decline in the amount of investments liquidated as $70.2 million of proceeds were received during the first nine months of 2009 from the liquidation of investments. There have been no proceeds received from investment liquidations during 2010.
The increase in cash used in investing activities was partially offset by proceeds of $65 million received from the sale of our Quality and DevPartner product lines during the first quarter of 2010.
During the first nine months of 2010 and 2009, capital expenditures for property and equipment and capitalized research and software development totaled $14.5 million and $24.7 million, respectively, and were funded with cash flows from operations.
We will continue to evaluate business acquisition opportunities that fit our strategic plans.
Net cash used in financing activities:
Net cash used in financing activities during the first nine months of 2010 was $71.7 million, a decrease of $92.0 million from the first nine months of 2009.
The decrease in cash used in financing activities was primarily due to the following: (1) a $66 million reduction in the amount of common stock repurchased as $111.2 million was repurchased during the first nine months of 2010 compared to $177.2 million repurchased in 2009 and (2) a net increase in borrowings of $35 million from our credit facility during the first nine months of 2010 which were used to complete the Gomez acquisition and purchase our common stock.
The decrease in cash used in financing activities was partially offset by a reduction in cash received from employee exercises of stock options during the first nine months of 2010 compared to 2009.
Since May 2003, the Board of Directors has authorized the Company to repurchase a total of $1.7 billion of our common stock under a Discretionary Plan. Purchases of common stock under the Discretionary Plan may occur on the open market, or through negotiated or block transactions based upon market and business conditions, subject to applicable legal limitations.
During the first nine months of 2010, we repurchased approximately 15.1 million shares of our common stock at an average price of $7.38 per share for a total cost of $111.2 million. As of December 31, 2009, approximately $425.7 million remains authorized for future purchases under the Discretionary Plan.
We intend to continue repurchasing shares under the Discretionary Plan, funded primarily through our operating cash flow and, if needed, funds from our credit facility. Our long-term goal is to reduce our outstanding common share count to approximately 200 million shares. We reserve the right to change the timing and volume of our repurchases at any time without notice.

COMPUWARE CORPORATION AND SUBSIDIARIES
The maximum amount of repurchase activity under the Discretionary Plan, excluding block purchases and negotiated transactions, continues to be limited on a daily basis to 25% of the average daily trading volume of our common stock during the previous four week period. In addition, no purchases are made during our self-imposed trading black-out periods in which the Company and our insiders are prohibited from trading in our common shares. Our standard quarterly black-out period commences 10 business days prior to the end of each quarter and terminates one full market day following the public release of our operating results for the period.
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
As of December 31, 2009, our outstanding balance under the credit facility was $35 million. See Note 9 to the Condensed Consolidated Financial Statements including in this report for further discussion of the credit facility.
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
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COMPUWARE CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION

Item 1A.	Risk Factors
Other than the risk factors added below, there have been no material changes to the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended March 31, 2009.
The market for web application performance management services is at an early stage of development. If this market does not develop or develops more slowly than we expect, our revenue may decline or fail to grow and we may incur operating losses.
We derive revenue from providing on-demand web application performance management services. While web applications have become increasingly significant for a growing number of companies, the market for web application performance management services is in an early stage of development, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Growth in revenue generated from these services will depend on the willingness of companies to increase their use of web application performance management services. Some businesses may be reluctant or unwilling to use these services for a number of reasons, including failure to perceive the need for improved testing and monitoring of web applications and lack of knowledge about the potential benefits these services may provide. Even if businesses recognize the need for better testing and monitoring of web applications, they may not select web application performance management services such as ours because they previously have made investments in hardware and software tools designed primarily for applications residing within the corporate firewall. If businesses do not perceive the benefits of web application performance management services, the market for our services might not continue do develop or might develop more slowly than we expect, either of which would adversely affect our revenue and profitability.
Defects or disruptions in our web application performance network or interruptions or delays in service would impair the delivery of our on-demand service and could diminish demand for our services and subject us to substantial liability.
Defects in our web application performance network could result in service disruptions for our customers. Our network performance and service level could be disrupted by numerous events, including natural disasters and power losses. Our customers might use our services in ways that cause a service disruption for other customers. We might inadvertently operate or misuse the system in ways that could cause a service disruption for some or all of our customers. We might have insufficient redundancy or server capacity to address any such disruption, which could result in interruptions in our services or degradations of our service levels. These defects of disruptions could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones, either of which could harm our business and results of operations.

COMPUWARE CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth, the repurchases of common stock for the quarter ended December 31, 2009:

			Total number
			of shares	Approximate
			purchased as	dollar value of
			part of	shares that may
	Total number of	Average	publicly	yet be purchased
	shares	price paid	announced	under the plan or
Period	purchased	per share	plans	program (1)
For the month ended October 31, 2009	582,800	$7.41	582,800	$446,737,416

For the month ended November 30, 2009	1,751,200	7.32	1,751,200	433,913,489

For the month ended December 31, 2009	1,140,900	7.19	1,140,900	425,705,023

Total	3,474,900	$7.30	3,474,900

(1)	Our purchases of common stock may occur on the open market or in negotiated or block transactions based upon market and business conditions. Unless terminated earlier by resolution of our Board of Directors, the discretionary share repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder. The maximum amount of repurchase activity under the discretionary program continues to be limited on a daily basis to 25% of the average trading volume of our common stock for the previous four week period. In addition, no purchases are made during our self-imposed trading black-out periods in which the Company and our insiders are prohibited from trading in our common shares.

COMPUWARE CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit
Number	Description of Document
2.9	Agreement and Plan of Merger by and among the Company, Compuware Acquisition Corp., Gomez, Inc., and the Securityholder Committee named therein, dated October 6, 2009 (filed with the Company’s Form 8-K filed on October 8, 2009 and incorporated herein by reference)

10.124	Form of Performance Unit Award Agreement for Peter Karmanos and Laura Fournier (Revenue Condition) dated December 7, 2009

10.125	Performance Unit Award Agreement for Peter Karmanos (Revenue Condition, subject to Section 162(m)) dated December 7, 2009

10.126	Form of Performance Unit Award Agreement for Peter Karmanos and Laura Fournier (IPO Condition) dated December 7, 2009

10.127	Performance Unit Award Agreement for Robert Paul dated December 7, 2009

10.128	2009 Covisint Corporation Long Term Incentive Plan

10.129	Form of Covisint Option Agreement

15	Independent Registered Public Accounting Firm’s Awareness Letter

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUWARE CORPORATION
Date: February 8, 2010	By:	/s/ Peter Karmanos, Jr.
Peter Karmanos, Jr.
Chief Executive Officer (duly authorized officer)

Date: February 8, 2010	By:	/s/ Laura L. Fournier
Laura L. Fournier
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)