Form 10-K
period 2010-03-31
COMPUWARE CORP
filed 2010-05-27
CIK 859014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2010
Commission File Number: 000-20900
COMPUWARE CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-2007430

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Campus Martius, Detroit, MI 48226-5099
(Address of principal executive offices including zip code)
Registrant’s telephone number, including area code: (313) 227-7300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	Nasdaq Global Select Market
Preferred Stock Purchase Rights	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,290,470,770, based upon the closing sales price of the common stock on that date of $7.33 as reported on The NASDAQ Global Select Market. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.
There were 225,026,430 shares of $.01 par value common stock outstanding as of May 14, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Registrant’s 2010 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Regulation 14A are incorporated by reference in Part III.

COMPUWARE CORPORATION AND SUBSIDIARIES
FORM 10-K

PART I
ITEM 1. BUSINESS
We deliver value to businesses worldwide by providing software and web performance solutions, professional services and application services that improve the performance of information technology (“IT”) organizations. Originally founded in 1973 as a professional services company, we began to offer mainframe productivity tools for fault diagnosis, file and data management, and application debugging in the late 1970’s.
In the 1990’s and 2000’s, IT moved toward distributed and web-based platforms. Our solutions portfolio grew in response, and we now market a comprehensive portfolio of IT solutions across the full range of enterprise computing platforms that help:
•	Develop and deliver high quality, high performance enterprise business applications in a timely and cost-effective manner.
•	Measure, manage and communicate IT service delivery in business terms, and maintain consistent, high levels of service delivery.
•	Optimize the performance, availability and quality of web and mobile applications.
•	Provide executive visibility, decision support and process automation across the entire IT organization to enable all available resources to be harnessed in alignment with business priorities.
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
We operate in four business segments in the software and technology services industries: products, web performance services, professional services and application services (see Note 13 of the notes to consolidated financial statements, included in Item 8 of this report).
For a discussion of developments in our business during fiscal 2010, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
OUR BUSINESS STRATEGY
Our business strategy is to focus on providing software products, web application performance management services, professional services and application services that deliver value to the largest users of information technology in the world. Our enterprise IT solutions are focused on providing a real return on investment for our customers by increasing the performance of the entire IT organization and enabling IT management to deliver maximum business impact in support of the organization’s strategic objectives.
During fiscal 2009, we launched our Compuware 2.0 initiative with the main objective of delivering superior end-to-end application performance, called Business Service Delivery (“BSD”), to meet the growing and ever-more critical demand from enterprises that application systems deliver value to their business. Compuware’s BSD approach enables IT to move from a reactive and operations-oriented approach to one that is proactive and business-driven across distributed, mainframe and web-based environments.
During fiscal 2010, we advanced the Compuware 2.0 initiative by divesting our Quality and DevPartner software products which were non-core to our BSD approach and expanded our BSD product offerings by acquiring Gomez Inc. (“Gomez”) which offers web application performance management services (“web performance services”) delivered through an on-demand software-as-a-service platform. Gomez’s web performance services combined with our Vantage family of IT service management products offers an application performance management solution that provides organizations with broad visibility and deep-dive resolution across their entire application delivery chain, spanning both the enterprise and the Internet.
Furthermore, we continue to execute on our strategy to deliver a broad range of IT services in our Professional Services business. The objective is to focus on engagements where we can provide value that allows us to achieve our contribution margin targets.
In addition, we continue to advance our Application Services business (“Covisint”) strategy with an increased focus on the healthcare market while maintaining customer satisfaction in the automotive industry. Hospitals, physicians and the United States government continue to move towards establishing electronic patient health and medical records which will require secure computerized databases and environments for storing and sharing of information. Our healthcare portal and messaging solutions are designed to meet this demand and will be a factor in our future growth of the application services segment.

SOFTWARE PRODUCTS
The following table sets forth, for the periods indicated, a breakdown of total products segment revenue (license and maintenance fees) by product line and the percentage of total revenues for each line (dollars in thousands):

	Year Ended March 31,			Percentage of Total Revenues
Products Segment Revenue	2010	2009	2008	2010	2009	2008
Mainframe Products
File-AID	$140,490	$148,134	$157,207	15.7%	13.6%	12.8%
Xpediter	84,102	88,863	98,507	9.4	8.1	8.0
Hiperstation	15,309	17,147	18,787	1.7	1.6	1.5
Abend-AID	118,317	118,309	125,942	13.3	10.9	10.3
Strobe	77,262	77,948	86,244	8.7	7.1	7.0
Total Mainframe Products Revenue	435,480	450,401	486,687	48.8	41.3	39.6

Distributed Products
Vantage	119,342	114,568	130,064	13.4	10.5	10.6
Changepoint	22,642	24,982	28,479	2.5	2.3	2.3
Uniface	39,281	44,730	48,493	4.4	4.1	3.9
File-AID/EX	3,687	4,191	5,536	0.4	0.4	0.4

Total Distributed Products Revenue	184,952	188,471	212,572	20.7	17.3	17.2

Divested Products Revenue *	13,563	60,242	74,621	1.6	5.5	6.1

Total Products Segment Revenue	$633,995	$699,114	$773,880	71.1%	64.1%	62.9%

*	Divested products relate to our Quality and DevPartner product lines that were sold during fiscal 2010. See Note 3 of the notes to consolidated financial statements, included in Item 8 of this report, for more information on this divestiture.
COMPUWARE SOFTWARE PRODUCTS
Our software products consist of four major product lines: Mainframe, Vantage, Changepoint and Uniface – all of which are primarily intended for use by IT organizations and IT service providers. These solutions enhance the effectiveness of key disciplines throughout the IT organization and support all major enterprise computing platforms.
In May 2009, we sold our Quality and DevPartner distributed product lines, other than File-AID/EX, to Micro Focus International PLC. See Note 3 of the Notes to Consolidated Financial Statements, included in Item 8 of this report.
MAINFRAME MARKET
The market for mainframe products is well-defined and the drive to extend legacy applications into distributed environments continues to underscore the need for reliable, high-volume business application processing.
We intend to remain focused on developing, marketing and supporting high-quality software products, both to support traditional uses of the mainframe and to enable IT organizations to rationalize, modernize and extend their legacy application portfolios. In addition, we have enhanced product integration and built new graphical user interfaces to increase the value that our customers obtain from the use of our products, to enhance the synergy among the functional groups working on key business applications and to make IT processes more streamlined, automated and repeatable.

Mainframe Solutions
Our mainframe software products (“mainframe products”) focus on improving the productivity of development, maintenance and support teams in application analysis, testing, defect detection and remediation, fault management, file and data management, data compliance and application service management in the IBM z/OS environment. We believe these products are and will continue to be among the industry’s leading solutions for this platform.
Our mainframe products are functionally rich, are focused on customer needs and are easy to install, with minimal user training. We strive to ensure a common look and feel across our products and emphasize ease of use in all aspects of product design and functionality. Most products can be used immediately without modification of customer development practices and standards. These products can be quickly integrated into day-to-day development, testing, debugging and maintenance activities.
Our mainframe products are grouped into five product families: File-AID, Xpediter, Hiperstation, Abend-AID and Strobe.
File-AID
File-AID products provide a consistent, familiar and secure method for IT professionals to access, analyze, edit, compare, move and transform data across all strategic environments. File-AID products are used to quickly resolve production data problems and manage ongoing changes to data and databases at any stage of the application life cycle, including building test data environments to provide the right data in the shortest time. The File-AID product family can also be used to address data privacy compliance requirements in pre-production test environments.
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
Hiperstation
Hiperstation products deliver complete pre-production testing functionality for automating test creation and execution, test results analysis and documentation. Hiperstation also provides application auditing capabilities to address regulatory compliance and other business requirements. The products simulate the on-line systems environment, allowing programmers to test applications under production conditions without requiring actual users at terminals. The products’ powerful functions and features enhance unit, concurrency, integration, migration, capacity, regression and stress testing. When deployed in production, Hiperstation products allow scalable logging of application transactions and provide audit reporting to aid in problem resolution and to support other uses of the captured transaction information such as analysis of security breaches.
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

Strobe
Strobe products work together to help customers locate and eliminate sources of performance issues and excessive resource demands during every phase of an application’s life cycle. Strobe products measure the activity of z/OS-based online and batch applications, providing reports on where and how time is spent during execution. Strobe products support an extensive array of subsystems, databases and languages. These products can be applied via a systematic program to reduce the consumption of mainframe resources and reduce associated costs and/or make resources available for additional business workloads.
DISTRIBUTED MARKET
In contrast to the mainframe market, the distributed market is characterized by multiple hardware, software and network configurations. Combined with the push to provide enhanced versatility through service-oriented architectures, IT organizations are challenged to combine agility, cost effectiveness and control in developing and delivering reliable, scalable and high quality enterprise applications that meet business needs, while facing an exponential increase in environment complexity. We believe our distributed products address these challenges and that we are emerging as a premier provider of application performance management solutions to enterprise IT organizations.
Distributed Software Products
Our distributed software products (“distributed products”) focus on maximizing the performance of the entire IT organization, including applications and operations organizations, as well as enabling top-level IT management decision-making. These products support service delivery through comprehensive service management capabilities encompassing business service management, end-user experience monitoring and application performance management. These products also support business-centric IT management through comprehensive IT portfolio management; enabling investment prioritization driven by business strategy, portfolio-driven management decision making, effective visibility and control over IT supply and demand, and value transparency back to line-of-business management.
Our strategy for distributed products is to focus on IT software solutions in the following three areas: (1) Application Performance Management (Vantage); (2) Business Portfolio Management (Changepoint); and (3) Enterprise Application Development (Uniface). Compuware’s distributed products enable IT to move from a reactive and operations-oriented approach to one that is proactive and business-driven. Compuware distributed products ensure that applications are available, performing, and meet the needs of end users; that problems are proactively detected and resolved; that application investments are aligned with business priorities; and that IT is able to define and understand a view of service that matter most to the business.
Application Performance Management
The Vantage family of IT service management products provides an end-to-end approach for managing application performance by combining: (1) End User Experience Monitoring; (2) Business Service Management; and (3) Vantage Application Performance Management.
End User Experience Monitoring (“EUEM”) provides visibility into application service from the end user perspective. This enables proactive IT service management by allowing IT organizations to continuously monitor all applications. EUEM also puts application performance in context of key business entities: applications, users and locations. With this perspective, EUEM helps IT organizations assess the scope of a performance problem and isolate it to the client, network, server or application tier, making it more efficient to resolve the performance problem.
Business Service Management (“BSM”) provides real-time views of IT service delivery so that Chief Information Officers (“CIOs”), IT managers and line-of-business counterparts can understand the impact that IT services have on business operations. As a result, BSM helps the customer communicate service delivery more effectively, meet service level agreements, improve operational efficiency, reduce costs and increase satisfaction with the IT organization. BSM also enhances collaboration both within the IT organization as well as between the IT organization and the business by centralizing and correlating technical and key business performance indicators.
Vantage Application Performance Management (“VAPM”) provides detailed application insight that identifies and helps correct the causes of poor application performance within client workstations, the network, a server, and Java and .NET environments, reducing time-consuming guesswork. In addition, VAPM helps ensure successful application rollouts and provides crucial information for establishing and meeting service requirements.
Our Vantage products, complemented with our Gomez web performance services, which are used by enterprises to test and monitor the performance, availability and quality of their web applications, and our Strobe product, which measures application performance and inefficiencies within the mainframe environment, provide IT organizations with a comprehensive set of solutions that provide visibility and deep-dive resolution across the entire application delivery chain, spanning both the enterprise and the Internet. We believe these solutions will be significant contributors to the future growth of our revenues.
Business Portfolio Management
Compuware Changepoint is a governance and management solution addressing the needs of executives at the helm of technology companies, enterprise IT and professional services organizations. Our business portfolio offering is the first integrated solution to enable the management of the IT, product and service portfolio, providing visibility into the health of key business deliverables from a financial, project and customer perspective.
Changepoint helps to maximize business value by improving an organization’s ability to manage key processes, provide visibility and govern decision-making. Changepoint does this by automating core business processes in and across IT, product delivery and services functions to reduce costs and increase the efficiency and quality of deliverables while allowing companies to do more with their scarce resources.
Changepoint for Technology Companies allows technology companies to maximize professional services profitability while maintaining a focus on effective product decisions and delivery. Changepoint’s integrated solution combines professional services automation (“PSA”) with project portfolio management to provide total operational visibility allowing product-centric technology companies to drive services growth with strong margins, deliver a competitive product and services mix for high return on investment, and maintain top-line revenues and bottom-line profitability.
Changepoint for IT Portfolio Management is a business-centric IT management solution that enables IT executives to take a comprehensive approach to managing supply and demand, unlocking the potential of an IT organization to effectively meet the needs of the business. Using Changepoint, CIOs can deliver maximum business value through enhanced IT performance, improved collaboration between IT and business leadership, closer alignment of resources and activities with the business strategy, increased responsiveness to changing business needs and more effective life cycle management of the entire IT portfolio.
Changepoint PSA provides a single business management solution designed specifically to automate and integrate the processes of services organizations at every stage of an engagement. With Changepoint PSA, professional services organizations can support key service delivery processes, easily pinpoint areas for improvement and track critical service performance metrics, paving the way to greater resource utilization, financial control and analysis and customer satisfaction.

Enterprise Application Development
Uniface is our service oriented architecture-based Application Platform Suite. With Uniface, developers can develop, integrate, maintain and deploy complex business-critical applications. Uniface combines the following three development techniques into one integrated tool:
•	Component-based development, to develop individual components that will eventually become uniquely designated business services. This is mostly done in web-based environments.

•	Process-driven design and development to create, orchestrate, monitor and tune the business flows needed to activate and execute the services.

•	Legacy integration facilities to preserve as many legacy assets as possible, maximizing the return on investment and eliminating redevelopment risks.
Uniface is available on a wide variety of deployment platforms including Windows, Unix, Web, Mainframe and Mobile computers.
Divested Products
Our Quality and DevPartner products, except for File-AID/EX, were divested in May 2009 as discussed in Note 3 of the notes to consolidated financial statements, included in Item 8 of this report. The Quality family of products delivered a full spectrum of automated testing capabilities designed to validate applications running across various distributed environments, isolate and correct problems and ensure that applications would meet performance requirements before they were deployed in production. The DevPartner Studio family of products provided analysis, automation and metrics to help application delivery teams build reliable, high-performance applications and components for Microsoft.NET. These products provided code, memory and performance analysis and measured testing code coverage.
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
Our customers also purchase maintenance and support services that provide technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released during the maintenance period. Maintenance and support services are provided online, through our FrontLine technical support web site, by telephone access to technical personnel located in our development labs and by support personnel in the offices of our foreign subsidiaries and distributors.
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
We believe that effective support of our customers and products during both the trial period and for the maintenance term is a substantial factor in product satisfaction and subsequent new product sales. We believe our installed base is a significant asset and intend to continue to provide customer support and product enhancements to ensure a continuing high level of customer satisfaction. In fiscal 2010, 2009 and 2008, we experienced high customer maintenance renewal rates.
For fiscal 2010, 2009 and 2008, software license fees represented approximately 21.8%, 20.1% and 24.2%, respectively, and maintenance fees represented approximately 49.3%, 44.0% and 38.7%, respectively, of our total revenues.
WEB PERFORMANCE SERVICES
Through the acquisition of Gomez in fiscal 2010, we expanded our solutions to include web performance services, which are used by enterprises to test and monitor the performance, availability and quality of their web applications while in development and after deployment. The web environment is becoming increasingly fragmented and complex, and a user’s experience with a company’s web application often comes together for the first time at the user’s browser, outside the view and control of the company. In order to deliver a web experience of consistently high quality in the increasingly complex web environment, companies require a web application delivery management solution capable of testing new applications accurately before deployment and testing and monitoring the quality of web application after deployment. The Gomez software-as-a-service platform enables organizations to test and monitor web applications from outside their firewall using our web performance services network (“Gomez Performance Network”). Gomez’s web performance services are delivered entirely through an on-demand, hosted model built on a multi-tenant architecture in which a single instance of the software serves all customers. This service is provided on a subscription basis, principally through tiered usage plans that contain committed testing measurement levels based on the number of web page measurements performed. Gomez customers are organizations that use the Internet to conduct commerce, convey and receive content, and communicate with customers, partners, employees and vendors.
Customers access Gomez’s web performance services through a self-service portal that provides access to services in four basic functional areas: (1) Web Cross-Browser Testing, (2) Web Load and Performance Testing, (3) Web Performance Management and (4) Web Performance Business Analysis.
Web Cross-Browser Testing — Helps ensure that an organization’s web application renders and functions optimally across numerous combinations of browsers, operating systems and access devices, including mobile devices using our Reality View XF and Reality Check XF services.
Web Load and Performance Testing — Measures web application performance, availability and quality, at normal and peak loads generated by the Gomez Performance Network, across geographic locations using our Reality Load XF service.
Web Performance Management — Monitors a web application’s performance availability and quality to provide diagnostic detail and actionable data that a customer can use to address user problems and improve response times using our Active Network XF, Active Last Mile XF, Active Data Center XF, Active Mobile XF, Active Experience XF, Private Network XF and Private Location XF services.
Web Performance Business Analysis — Provides analytics, benchmarks and dashboards that help a customer understand and manage the impact of user web experiences on the customer’s business using our Industry Benchmarks services.

For fiscal 2010, web performance services segment fees (subscription fees) represented 1.9% of our total revenues.
PROFESSIONAL SERVICES
We offer a broad range of IT services for distributed and mainframe environments, including IT portfolio management services, application delivery management services, application outsourcing services and enterprise legacy modernization services. Our service offerings are focused on six key practice areas: (1) Governance; (2) Requirements Management; (3) Quality Management; (4) Business Intelligence and Data Management; (5) Architecture and Development; and (6) Operations Management. In addition, our Solution Delivery Group offers implementation, consulting and training services in tandem with the Company’s product solutions offerings, which are referred to as product related services.
We believe that the demand for professional services will continue to be driven by our customers’ need to control costs, the significant level of resources necessary to support complex and rapidly changing hardware, software and communication technologies and our customers’ need for a larger technical staff for ongoing maintenance. Our business approach to professional services delivery emphasizes hiring experienced staff, ongoing training, high staff utilization and immediate, productive deployment of new personnel at client locations.
Our objective in the professional services division is to create long-term relationships with customers in which our professional staff join with the customer’s IT organization to plan, design, program, implement and maintain technology-based solutions that achieve customer business goals. Typically, the professional services staff is integrated with the customer’s development team on a specific application or project. Professional services staff work primarily at customer sites or at our professional services offices located throughout the world. In addition, we offer a development center that serves customers looking for flexible, cost-effective and high-quality services delivered remotely from our facility in Montreal, Canada.
For fiscal 2010, 2009, and 2008, professional services segment fees represented approximately 22.5%, 32.7%, and 34.1%, respectively, of our total revenue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7 of this report, for information on how our business strategy has impacted our professional services segment fees.
APPLICATION SERVICES
Our application services, which are marketed under the brand name “Covisint”, provide a software-as-a-service platform, referred to as the Covisint ExchangeLink, which offers industry-specific solutions for organizations in automotive, healthcare, public sector, and financial services industries, and offers support services in seven languages in emerging markets.
Covisint streamlines and automates business processes, globally connecting business communities, organizations and systems. Companies of all sizes, locations, and technical capacities rely on Covisint to enable the secure sharing of vital business information, applications and business processes across their internal and extended enterprise to deliver innovative approaches in solving their business problems.
Covisint uses an industry-centric approach that leverages deep expertise and state-of-the-art technology to address industry specific needs. With this approach, Covisint bridges the gap created by dissimilar business systems, and allows businesses to work with the myriad of processes and technologies used by its partners.

Covisint ExchangeLink is a platform that includes services for identity management, community collaboration, and electronic messaging. Underlying these core service offerings are Covisint Support Services including security, availability, response times and global customer support.
The Covisint ExchangeLink platform allows us to provide four types of services: (1) Collaboration Portal Services; (2) Identity Services; (3) Data Exchange Services; and (4) AppCloud:
Collaboration Portal Services (“CPS”) — is based on a highly scalable, reliable, and secure service-oriented architecture solution that is deployed using a software-as-a-service model to provide a secure, modular framework that supports sharing information and applications with entities outside the organization.
Identity Services – allows companies and governments to securely share information and provide access to applications inside the organization. Identity Services provides a broad range of identity management features that can be utilized to implement custom identity management solutions.
Data Exchange Services (“DES”) — supports mission critical processes for companies worldwide. Our DES offers industry compliant electronic data interchange (“EDI”) solutions for companies of any size or complexity. Supporting a broad range of system interfaces, document types and protocols, DES provides the flexibility and power for a global EDI solution.
AppCloud — Provides a self-service environment that allows a single point of integration for application providers who want to share their applications and/or data with members of Covisint user communities. It also provides sponsoring organizations with a single location to obtain business relevant third-party applications for their users.
For fiscal 2010, 2009 and 2008, application services segment fees represented approximately 4.5%, 3.2% and 3.0%, respectively, of our total revenue.
CUSTOMERS
Our products, web performance services, professional services and application services are used by the IT departments of a wide variety of commercial and government organizations.
We did not have a single customer that accounted for greater than 10% of total revenue during fiscal 2010, 2009 or 2008, or greater than 10% of accounts receivable at March 31, 2010 and 2009.
RESEARCH AND DEVELOPMENT
We have been successful in developing acquired products and technologies into marketable software. Our research and development organization is primarily focused on enhancing and strengthening the capabilities of our current software products, web performance services network and application services network; along with designing and developing new web performance services and application services.
We believe that our future growth lies in part in continuing to identify promising technologies from all potential sources, including independent software developers, customers, other companies and internal research and development.
As of March 31, 2010, development activities associated with our software product, web performance services network and application services network are performed primarily at our headquarters in Detroit, Michigan; and at our development labs in Amsterdam, The Netherlands; Gdansk, Poland; Toronto, Canada; Lexington, Massachusetts; and Beijing, China.

Research and development (“R&D”) costs were $65.8 million, $64.3 million and $76.2 million, respectively, during fiscal 2010, 2009 and 2008 of which $9.8 million, $15.1 million and $14.4 million, respectively, were capitalized for internally developed software technology. R&D costs related to our software products and web performance services network are reported as “Technology development and support” in the consolidated statements of operations and for our application services network, the costs are reported as “Cost of professional services”.
TECHNOLOGY AND NETWORKS OPERATIONS
Web Performance Services Network
We designed our web performance services as multi-tenant networked computing applications and deliver those services entirely through an on-demand, hosted model. As such, we provide customer provisioning, application installation, application configuration, server maintenance, server co-location, data center maintenance, short-term data backup and data security.
Our web performance services enable a company to test and monitor the web experience from outside its firewall using the Gomez Performance Network, which encompasses the following:
•	over 150 backbone nodes located in more than 30 countries, and 11 mobile carriers in 3 countries;

•	over 100,000 last mile measurement points located in more than 160 countries;

•	our central data warehouse and three other third-party data center facilities; and

•	our portal into our customer data warehouse.
Our backbone nodes are measurement computers, or sets of multiple computers, co-located at the data center facilities of major telecommunication providers. In addition, backbone nodes can be configured for use exclusively by a single customer as part of our Private Network XF service.
In order to establish our last mile measurement points, we engage individuals, or peers, located in more than 160 countries to provide bandwidth and computing resources on personal computers connected via local Internet service providers.
Our backbone nodes and last mile measurement points emulate a user accessing a web application from a web browser. As the software accesses the web application and executes transactions as a user would, it performs timing and availability measurements for the objects that comprise the web pages it traverses. When a customer measures the web experience using our backbone nodes or last mile measurement points, the test results and other measurement data are collected and stored in near-real-time at our data warehouses. Customers can access our Gomez portal in order to reach the measurement data that have been captured in our data warehouses.
We service customers from four third-party data center facilities, including our central data warehouse. Two of these facilities are located in Massachusetts, one in Texas and one in Virginia. Our data centers are designed to be scalable and to support control and data replication for large numbers of measurement nodes. Each of the facilities has multiple high bandwidth interconnects to the Internet.

Application Services Network
Our application services are delivered through an on-demand, hosted model providing access across the globe referred to as the Covisint ExchangeLink Network. The network’s primary data center is hosted by a Savvis Communications Generation 5 facility located in Elk Grove, Illinois and is connected globally through a federated network that interconnects to Network Access Points (“NAP”) located in Shanghai, China; Frankfurt, Germany; and Tokyo, Japan. These NAPs are used to support local network protocols and reduce network latency and are hosted by a major telecommunications provider. The network connections between our primary data center and the NAPs are fully redundant, high speed Internet connections using content caching to reduce network latency. Covisint’s disaster recovery center is located in our headquarters building in Detroit, Michigan.
SALES AND MARKETING
We market software products, web performance services and product related professional services primarily through a direct sales force in the United States, Canada, Europe, Japan, Asia-Pacific, Brazil, Mexico and South Africa; an inside sales force in Lexington, Massachusetts for our web performance services; and through independent distributors, giving us a presence in approximately 60 countries. We market our professional and application services primarily through account managers located in offices throughout North America. This marketing structure enables us to keep abreast of, and respond quickly to; the changing needs of our customers and to call on the actual users of our products and services on a regular basis.
COMPETITION
The markets for our software products are highly competitive and characterized by continual change and improvement in technology. We consider more than 40 firms to be directly competitive with one or more of our products. These competitors include BMC Software, Inc., CA, Inc., International Business Machines Corporation (“IBM”) and Hewlett-Packard Company. Some of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. The principal competitive factors affecting the market for our software products include: responsiveness to customer needs; functionality, performance and reliability of our software products; ease of use; quality of customer support; vendor reputation; distribution channels; and price.
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
The market for our web performance services is competitive and rapidly changing. Our competitors currently include Keynote Systems, Hewlett-Packard, Neustar and a number of smaller, privately held companies. The principal competitive factors affecting the market for our web performance services include real-time availability of data and reporting; the proven performance, security, scalability, flexibility and reliability of services offered; the usability of services offered, including ease of implementation and use; and pricing.
The market for professional services is highly competitive, fragmented and characterized by low barriers to entry. Our principal competitors include Accenture Ltd., Computer Sciences Corporation, HP Enterprise Services (a Hewlett-Packard Company), IBM Global Services, Analysts International Corporation, Keane, Inc., Infosys Technologies, Sun Microsystems (an Oracle Corporation Company) and numerous other regional and local firms in the markets in which we have professional services offices. Several of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. The principal competitive factors affecting the market for our professional services include responsiveness to customer needs, breadth and depth of technical skills offered, availability and productivity of personnel, the ability to demonstrate achievement of results, and price.
The market for application services includes communication and collaboration services, user identity and access management services and system to system communications provided in a software-as-a service model. We provide application services primarily in the automotive and healthcare vertical markets (“verticals”). The application services market is competitive in some verticals and highly competitive related to system to system communications. Our principal competitors within the automotive and healthcare verticals include HP Enterprise Services (a Hewlett-Packard Company), IBM Global Services, GXS Strategies, General Electric Company and other regional and local firms in the markets in which we have customers or potential customers. In the other verticals served, since the market is not yet fully developed, the competition is not as entrenched but other traditional software companies are beginning to provide offerings in a software-as-a-service model. Some key competitive factors are speed of implementation, reduced capital investment, reduced risk related to regulatory compliance and implementation problems, inclusion of state of the art technology features, solution performance, ability to meet customer service level requirements and price.
A variety of external and internal events and circumstances could adversely affect our competitive capacity. Our ability to remain competitive will depend, to a great extent, upon our performance in product development and customer support, effective sales execution and our ability to acquire and integrate new technologies. To be successful in the future, we must respond promptly and effectively to the challenges of technological change and our competitors’ innovations by continually enhancing our own software products, web performance services, professional services and application services.
PROPRIETARY RIGHTS
We regard our intellectual property and technology as proprietary trade secrets and confidential information. We rely largely upon a combination of trade secret, copyright and trademark laws together with our license and service agreements with customers and our internal security systems, confidentiality procedures and employee agreements to maintain the trade secrecy of our intellectual property and technology. We typically provide our products to users under nonexclusive, nontransferable, perpetual licenses. We protect our proprietary rights under license agreements which define how our customers use our products. Under certain limited circumstances, we may be required to make source code for our products available to our customers under an escrow agreement, which restricts access to and use of the source code. Although we take steps to protect our trade secrets, there can be no assurance that misappropriation will not occur. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.
In addition to trade secret protection, we seek to protect our software technology, documentation and other written materials under copyright law, which affords only limited protection. We also assert registered trademark rights in our product names. As of March 31, 2010, we have been granted 35 patents issued primarily in the United States and have 26 patent applications pending primarily with the United States Patent and Trademark Office for certain product technology and have plans to seek additional patents in the future. Once granted, we expect the duration of each patent will be up to 20 years from the effective date of filing of the applications. Our earliest issued patent filing date is fiscal 1992. In addition, we are a party to a patent cross license agreement with IBM under which each party is granted a perpetual, irrevocable, nonexclusive license to certain of each other’s patents issued or pending prior to March 21, 2009.
Because the industry is characterized by rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new technology developments, frequent software enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than legal protection of our technology.

There can be no assurance that third parties will not assert infringement claims against us with respect to current and future products and technology or that any such assertion will not require us to enter into royalty arrangements which could require a payment to the third party upon sale of the product, or result in costly litigation.
EMPLOYEES
As of March 31, 2010, we employed 4,336 people worldwide, with 977 in product and web performance sales, sales support and marketing; 1,143 in technology development and support; 1,290 in professional services, 305 in application services and 621 in other general and administrative functions. Only a small number of our international employees are represented by labor unions. We have experienced no work stoppages and believe that our relations with our employees are good. Our success will depend in part on our continued ability to attract and retain highly qualified, experienced and talented personnel.
Executive Officers of the Registrant
Our current executive officers, which serve at the discretion of our Board of Directors, are listed below:

Name	Age	Position
Peter Karmanos, Jr.	67	Chairman of the Board and Chief Executive Officer

Robert C. Paul	47	President, Chief Operating Officer and member of the Board of Directors

Laura L. Fournier	57	Executive Vice President and Chief Financial Officer

Paul A. Czarnik	54	Chief Technology Officer

Denise A. Knobblock Starr	55	Executive Vice President and Chief Administrative Officer

Daniel S. Follis, Jr.	44	Vice President, General Counsel and Secretary
Peter Karmanos, Jr., is a founder of the Company and has served as Chairman of the Board since November 1978, as Chief Executive Officer since July 1987 and as President from January 1992 through October 1994 and October 2003 through March 2008.
Robert C. Paul has served as President and Chief Operating Officer of Compuware since April 2008 and was appointed a member of the Board of Directors in March 2010. Prior to that time, Mr. Paul was President and Chief Operating Officer of Compuware Covisint since its acquisition by Compuware in March 2004. Mr. Paul had spent nearly three years at Covisint prior to the acquisition.
Laura L. Fournier has served as Executive Vice President since April 2008 and as Chief Financial Officer since April 1998. Ms. Fournier was Corporate Controller from June 1995 through March 1998. From February 1990 through May 1995, Ms. Fournier was Director of Internal Audit.
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
The majority of our products segment revenue is dependent on our customers’ continued use of International Business Machines Corporation and IBM-compatible products.
The majority of our revenue from software products is generated from products designed for use with IBM and IBM-compatible mainframe operating systems. As a result, the majority of our revenue from software products is dependent on our customers’ continued use of these systems. In addition, because our products operate in conjunction with IBM operating systems software, changes to IBM’s mainframe operating systems may require us to adapt our products to these changes. IBM also provides competing products designed for use with their mainframe operating systems. A decline in our customer’s use of IBM and IBM-compatible mainframe operating systems, delays or the inability to keep our products current with changes to IBM’s mainframe operating systems, or the loss of market share to IBM’s competing products could have a material adverse effect on our results of operations and cash flow.
Our product revenue is dependent on the acceptance of our pricing structure for software licenses, maintenance services and web performance services.
The pricing of our software licenses, maintenance services and web performance services is under constant pressure from customers and competitive vendors that can negatively impact our product revenue. These competitive pressures could have a material adverse effect on our results of operations and cash flow.
Maintenance revenue could continue to decline.
Our maintenance revenue has been negatively affected by reduced pricing for mainframe maintenance renewals and the decline in new mainframe maintenance arrangements. If we are unable to increase new product sales and maintenance contract renewals to outpace the combined impact of maintenance cancellations, reduced pricing for maintenance renewals and currency fluctuations, our maintenance revenues will continue to decline, which could have a material adverse effect on our results of operations and cash flow.
The markets for web performance services are at an early stage of development with emerging competitors. If these markets do not develop or develop more slowly than we expect, or if there is an increase in competition, our revenue may decline or fail to grow.
We derive revenue from providing on-demand web performance services. While web applications have become increasingly significant for a growing number of companies, the market for web performance services is in an early stage of development, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Growth in revenue generated from these services will depend on the willingness of organizations to increase their use of web performance services. Some businesses may be reluctant or unwilling to use these services for a number of reasons, including failure to perceive the need for improved testing and monitoring of web applications and lack of knowledge about the potential benefits these services may provide. This market is also competitive and rapidly changing, and several of our competitors have greater financial and marketing resources than we do. As a result, our competitors may be more efficient and effective at achieving the following principal competitive factors affecting the market for web performance services: real-time availability of data and reporting, the proven performance, security, scalability, flexibility and reliability of services offered; the usability of services offered, including ease of implementation and use; and pricing. If we are less successful at achieving one or more of these factors than our competitors or the demand for web performance services declines or does not grow, we may lose market share which could have a material adverse effect on our business, financial condition and operating results.
The market for application services is in its early stages of development with emerging competitors. As the market matures, competition may increase and could have a material negative impact on our results of operations.
Several of our competitors in the application services market have substantially greater financial, marketing, recruiting and training resources than we do. As a result, our competitors may be more efficient and effective at achieving the following principal competitive factors affecting the market for application services: speed of implementation, reduced risk related to regulatory compliance and implementation problems, inclusion of state of the art technology features, solution performance, ability to meet customer service level requirements and price. If we are less successful at achieving one or more of these factors than our competitors, we may lose market share which could have a material adverse effect on our business, financial condition and operating results.
If we are not successful in implementing our professional services strategy, our operating margins may decline materially.
Our business strategy for the professional services segment is to improve the segment’s operating margin by requiring certain margin thresholds for all new business and managing the segment operating expenses accordingly. If our customers will not accept the higher billing rates necessary to achieve these minimum thresholds, our revenues and operating margins may be negatively impacted which could have a material adverse effect on our results of operations and cash flow.
We may fail to achieve our forecasted financial results due to inaccurate sales forecasts or other unpredictable factors. If we fail to meet the expectations of analysts or investors, our stock price could decline substantially.
Our revenues, particularly our software license revenues, are difficult to forecast. Software license revenues in any quarter are substantially dependent on orders booked in the quarter. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate the sales forecast. Our sales forecast estimates could prove to be unreliable both in a particular quarter and over a longer period of time as a significant amount of our transactions are completed during the final weeks and days of the quarter. Therefore, we generally do not know whether revenues or earnings will have met expectations until after the end of the quarter. Also, the manner in which our customers license our products can cause revenues to be deferred or recognized ratably over time and changes in the mix of customer agreements could adversely affect our revenues. As a result, our actual financial results can vary substantially from our forecasted results.
In addition, investors should not rely on the results of prior periods or on historical seasonality in license revenue as an indication of our future performance. Our operating expense levels are relatively fixed in the short-term and are based, in part, on our expectations of future revenue. If we have unanticipated lower sales in any given quarter, we will not be able to reduce our operating expenses for that quarter proportionately in response. Therefore, net income may be disproportionately affected by a fluctuation in revenue.
Any significant shortfall in revenues or earnings; or lowered expectations could cause our common stock price to decline.

Future changes in the United States and global economies may reduce demand for our products and services, which may have a material adverse effect on our revenues and operating results.
Our revenues and profitability depend on the overall demand for our software products, web performance services, professional services and application services. Regional and global economic change and uncertainty have resulted in companies reassessing their spending for technology projects. If the economies within the United States and/or other geographic regions in which we operate experience a slowdown or recession, it could have a material adverse effect on our results of operations and cash flow.
Defects or disruptions in our web performance services or application services networks or interruptions or delays in service would impair the delivery of our on-demand service and could diminish demand for our services and subject us to substantial liability.
Defects in our web performance services or application services networks could result in service disruptions for our customers. Our network performance and service level could be disrupted by numerous events, including natural disasters and power losses. We might inadvertently operate or misuse the system in ways that could cause a service disruption for some or all of our customers. We might have insufficient redundancy or server capacity to address any such disruption, which could result in interruptions in our services or degradations of our service levels. Our customers might use our web performance services in ways that cause a service disruption for other customers. These defects or disruptions could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones, either of which could have a material adverse effect on our results of operations and cash flow.
Future changes in the U.S. domestic automotive manufacturing business could reduce demand for our professional services and application services, which may have a material negative effect on our revenues and operating results.
A substantial portion of our worldwide professional services revenue, which includes the professional services segment and the application services segment, has been generated from customers in the automotive industry, with General Motors Company currently being our largest customer.
Many of our customers in the domestic automotive industry are engaged in restructuring and other efforts to cut costs, including IT expenditures. Further negative developments in this industry, including additional bankruptcies, could reduce the demand for our services and increase the collection risk of accounts receivables from these customers, which could have a material adverse effect on our professional and application services results of operations and operating margin in this business.
If the fair value of our long-lived assets deteriorated below the carrying value of these assets, recognition of an impairment loss would be required, which could materially and adversely affect our financial results.
We evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights and other intangible assets, whenever events or circumstances occur that may indicate these assets are impaired or periodically as required by generally accepted accounting principles. In the continuing process of evaluating the recoverability of the carrying amount of our long-lived assets, there is the possibility that we could identify a substantial impairment, which could have a material adverse effect on our results of operations.
Our software technology may infringe the proprietary rights of others.
Our software technology is developed or enhanced internally or acquired through acquisitions.
All employees sign an agreement that states the employee was hired for his or her talent and skill rather than for any trade secrets or proprietary information of others of which he or she may have knowledge. Further, our employees execute an agreement stating that work developed for us or our clients belongs to us or our clients, respectively.

During the due diligence stage of any software technology acquisition, we research and investigate the title to the software technology we will be acquiring from the seller. This investigation generally includes without limitation, litigation searches, copyright and trademark searches, review of development documents and interviews with key employees of the seller regarding development, title and ownership of the software technology being acquired. The acquisition document itself generally contains representations, warranties and covenants concerning the title and ownership of the software technology as well as indemnification and remedy provisions in the event the representations, warranties and covenants are breached by the seller.
Although we use all reasonable efforts to ensure we do not infringe on third party intellectual property rights, there can be no assurance that third parties will not assert infringement claims against us with respect to our current and future software technology or that any such assertion will not require us to enter into royalty arrangements or result in costly litigation.
Our results could be adversely affected by increased competition, pricing pressures and technological changes within the software products market.
The markets for our software products are highly competitive. We consider over 40 firms to be directly competitive with one or more of our products and several of these have greater financial and marketing resources than we do. The principal competitive factors affecting the market for our software products include: responsiveness to customer needs, functionality, performance, reliability, ease of use, quality of customer support, sales channels, vendor reputation and price. A variety of external and internal events and circumstances could adversely affect our competitive capacity. Our ability to remain competitive will depend, to a great extent, upon our performance in sales, product development and customer support. To be successful in the future, we must respond promptly and effectively to our customers’ purchasing methodologies, challenges of technological change and our competitors’ innovations by continually enhancing our product offerings.
We operate in an industry characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. If we fail to keep pace with technological change in our industry, such failure would have an adverse effect on our revenues. During the past several years, many new technological advancements and competing products entered the marketplace. To the extent that our current product portfolio does not meet such changing requirements, our revenues will suffer. Delays in new product introductions or less-than-anticipated market acceptance of these new products are possible and could have a material adverse effect on our revenues.
Developers of third party products, including operating systems, databases, systems software, applications, networks, servers and computer hardware, frequently introduce new or modified products. These new or modified third party products could incorporate features which perform functions currently performed by our products or could require substantial modification of our products to maintain compatibility with these companies’ hardware or software. While we have generally been able to adapt our products and our business to changes introduced by new or modified third party product offerings, there can be no assurance that we will be able to do so in the future. Failure to adapt our products in a timely manner to such changes or customer decisions to forego the use of our products in favor of those with comparable functionality contained either in the hardware or other software could have a material adverse effect on our results of operations and cash flow.
The market for professional services is highly competitive, fragmented and characterized by low barriers to entry.
We have numerous competitors in the professional services markets in which we operate. Several of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. The principal competitive factors affecting the market for our professional services include responsiveness to customer needs, breadth and depth of technical skills offered, availability and productivity of personnel, ability to demonstrate achievement of results and price. There is no assurance that we will be able to compete successfully in the future.

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
With each of our acquisitions, we have initiated efforts to integrate the disparate cultures, employees, systems and products of these companies. Retention of key employees is critical to ensure the continued development, support, sales and marketing efforts pertaining to the acquired products. We have implemented retention programs to keep many of the key technical and sales employees of acquired companies. Nonetheless, we have lost some key employees and may lose others in the future.
We are exposed to exchange rate risks on foreign currencies and to other international risks that may adversely affect our business and results of operations.
Over one-third of our total revenues are derived from foreign operations and we expect that foreign operations will continue to generate a significant percentage of our total revenues. Products and services are generally priced in the currency of the country in which they are sold. Changes in the exchange rates of foreign currencies or exchange controls may adversely affect our results of operations. The international business is also subject to other risks, including the need to comply with foreign and U.S. laws and the greater difficulty of managing business overseas. In addition, our foreign operations are affected by general economic conditions in the international markets in which we do business. A worsening of economic conditions in these markets could cause customers to delay or forego decisions to license new products or to reduce their requirements for professional and application services.
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
We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. One of the components that need to be evaluated is the realization of our deferred tax assets. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Changes in estimates of projected future operating results or in assumptions regarding our ability to generate future taxable income could result in significant increases to our valuation allowance and tax expense that would reduce net income.
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
Acts of terrorism, acts of war and other unforeseen events may cause damage or disruption to us or our customers, which could materially and adversely affect our business, financial condition and operating results.
Natural disasters, acts of war, terrorist attacks and the escalation of military activity in response to such attacks or otherwise may have negative and significant effects, such as imposition of increased security measures, changes in applicable laws, market disruptions and job losses. Such events may have an adverse effect on the economy in general. Moreover, the potential for future terrorist attacks and the national and international responses to such threats could affect the business in ways that cannot be predicted. The effect of any of these events or threats could have a material adverse effect on our business, financial condition and results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Our executive offices, primary research and development lab, principal marketing department, primary professional and application services office, customer service and support teams are located in our corporate headquarters building in Detroit, Michigan. We own the facility, which is approximately 1.1 million square feet, including approximately 304,000 square feet designated for lease to third parties for office, retail and related amenities and approximately 4,244 square feet donated for use by local not-for-profit organizations. In addition, we lease approximately 217,000 square feet of land on which the facility resides.
We lease approximately 82 sales and professional services offices in 29 countries, including 5 remote product research and development facilities.
ITEM 3. LEGAL PROCEEDINGS
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. See Note 14 of the notes to consolidated financial statements, included in Item 8 of this report, for additional information.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on The NASDAQ Global Select Market (“NASDAQ”) under the symbol CPWR. As of May 14, 2010, there were 4,062 shareholders of record of our common stock. We have not paid any cash dividends on our common stock since fiscal 1986 and have no current intention to pay dividends. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated, all as reported by NASDAQ.

Fiscal Year Ended March 31, 2010	High	Low
Fourth quarter	$8.80	$7.00
Third quarter	8.95	6.79
Second quarter	7.82	6.30
First quarter	8.18	6.49

Fiscal Year Ended March 31, 2009	High	Low
Fourth quarter	$7.35	$5.18
Third quarter	9.69	5.08
Second quarter	11.91	9.08
First quarter	10.42	6.97
Common Share Repurchases
The following table sets forth, the repurchases of common stock for the quarter ended March 31, 2010:

				Approximate dollar
				value of shares
			Total number of	that may yet be
		Average	shares purchased	purchased under
	Total number of	price paid	as part of publicly	the plan or
Period	shares purchased	per share	announced plans	program (1)
For the month ended January 31, 2010	—	$—		$425,705,000
For the month ended February 28, 2010	1,869,900	7.27	1,869,900	412,113,000
For the month ended March 31, 2010	1,004,059	8.16	1,004,059	403,920,000

Total	2,873,959	7.58	2,873,959

(1)	Our purchases of common stock may occur on the open market or in negotiated or block transactions based upon market and business conditions. Unless terminated earlier by resolution of our Board of Directors, the discretionary share repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder. The maximum amount of repurchase activity under the repurchase plan continues to be limited on a daily basis to 25% of the average trading volume of our common stock for the previous four week period. In addition, no purchases are made during our self-imposed trading black-out periods in which the Company and our insiders are prohibited from trading in our common shares.

Issuance Of Unregistered Shares
As disclosed in the Company’s annual meeting proxy statement, Peter Karmanos, Jr., the Company’s Chief Executive Officer, purchases shares from the Company on the same terms and subject to the same conditions and limitations as provided in the Company’s Employee Stock Purchase Plan (“ESPP”) with respect to all other employees of the Company, although he does not participate in the ESPP directly and is not entitled to the favorable tax treatment afforded to participants in the ESPP due to his beneficial ownership of more than 5% of the Company’s outstanding shares. The description of the ESPP included in Note 15 of the Notes to Consolidated Financial Statements, included in Item 8 of this report, is incorporated herein by reference. The Company has treated for administrative purposes the shares purchased by Mr. Karmanos as purchases pursuant to the ESPP. However, we have determined based on advice from counsel that since he is not allowed to participate in the ESPP, the issuance of shares may be considered unregistered. On February 26, 2010, 3,602 shares were issued to Mr. Karmanos for $7.07 per share under this arrangement. Mr. Karmanos continues to hold all shares purchased under this arrangement. The sales of these securities to Mr. Karmanos were exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. There were no underwriters involved in connection with the sale of the above securities.

Comparison of Cumulative Five Year Total Return
The following line graph compares the yearly percentage change in the cumulative total shareholder return on our common shares with the cumulative total return of each of the following indices: the S&P 500 Index, the NASDAQ Market Index and the NASDAQ Computer and Data Processing Index for the period from April 1, 2005 through March 31, 2010. The graph includes a comparison to the S&P 500 Index in accordance with SEC rules, as the Company’s common stock is part of such index. The graph assumes the investment of $100 in our common shares, the S&P 500 Index and each of the two NASDAQ indices on March 31, 2005 and the reinvestment of all dividends.
The comparisons in the graph are required by applicable SEC rules. You should be careful about drawing any conclusions from the data contained in the graph, because past results do not necessarily indicate future performance. The information contained in this graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.
Total Return To Shareholders
(Includes reinvestment of dividends)

	Base	Indexed Returns
	Period	Years Ending
	March 31,	March 31,
Company / Index	2005	2006	2007	2008	2009	2010

COMPUWARE CORP	$100	108.75	131.81	101.94	91.53	116.67
S&P 500 INDEX	100	111.73	124.94	118.60	73.43	109.97
NASDAQ MARKET INDEX	100	119.97	134.27	118.46	85.30	142.80
NASDAQ COMPUTER & DATA PROCESSING INDEX	100	115.84	127.08	122.78	88.71	139.53
The additional information required in this section is contained in Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
The selected statement of operations and balance sheet data presented below are derived from our audited consolidated financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.

	Year Ended March 31,
	2010	2009	2008	2007	2006
	(In thousands, except earnings per share data)
Statement of Operations Data:
Revenues:
Software license fees	$194,504	$219,634	$297,506	$283,412	$296,650
Maintenance and subscription fees	456,343	479,480	476,374	457,594	433,596
Professional services fees	241,332	391,341	455,731	471,996	475,115

Total revenues	892,179	1,090,455	1,229,611	1,213,002	1,205,361

Operating expenses:
Cost of software license fees	15,430	24,491	30,475	28,581	23,262
Cost of maintenance and subscription fees	42,555	41,877	46,300	41,533	41,687
Cost of professional services	216,861	368,030	413,921	420,729	417,485
Technology development and support	91,245	86,453	101,132	114,071	96,858
Sales and marketing	222,447	226,408	267,800	281,730	288,162
Administrative and general	164,633	148,019	182,488	193,578	190,538
Restructuring costs (1)	7,960	10,037	42,645
Gain on divestiture of product lines	(52,351)

Total operating expenses	708,780	905,315	1,084,761	1,080,222	1,057,992

Income from operations	183,399	185,140	144,850	132,780	147,369
Other income, net	25,721	27,581	35,542	60,277	44,091

Income before income taxes	209,120	212,721	180,392	193,057	191,460
Income tax provision	68,314	73,074	45,998	34,965	48,500

Net income	$140,806	$139,647	$134,394	$158,092	$142,960

Basic earnings per share (2)	$0.61	$0.56	$0.47	$0.45	$0.37
Diluted earnings per share (2)	0.60	0.55	0.47	0.45	0.37

Shares used in computing net income per share:
Basic earnings computation	232,634	250,916	286,402	350,213	385,147
Diluted earnings computation	234,565	252,402	287,628	350,967	387,569

Balance Sheet Data (at period end):
Working capital	$92,688	$297,237	$274,036	$391,823	$899,773
Total assets	2,013,325	1,874,850	2,018,557	2,029,412	2,510,968
Long term debt	—	—	—	—	—
Total shareholders’ equity (3)	913,813	880,648	927,031	1,132,148	1,579,499

(1)	During fiscal 2010, 2009 and 2008, the Company undertook various restructuring activities to improve the effectiveness and efficiency of a number of the Company’s critical business processes, primarily within the products and professional services segments. These activities resulted in a restructuring charge of $8.0 million, $10.0 million and $42.6 million, respectively. See Note 7 of the notes to consolidated financial statements, included in Item 8 of this report, for more details regarding our restructuring plan.

(2)	See Notes 1 and 11 of the notes to the consolidated financial statements, included in Item 8 of this report, for the basis of computing earnings per share.

(3)	No dividends were paid or declared during the periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
In this section, we discuss our results of operations on a segment basis. We operate in four business segments in the technology industry: products, web performance services, professional services and application services. We evaluate segment performance based primarily on segment contribution before corporate expenses. References to years are to fiscal years ended March 31. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes included in Item 8 of this report.
We deliver value to businesses by providing software and web performance solutions; professional services; and application services that improve the performance of information technology (“IT”) organizations. Originally founded in 1973 as a professional services company, we began to offer mainframe productivity tools for fault diagnosis, file and data management, and application debugging in the late 1970’s and distributed and web-based platforms in the 1990’s and 2000’s.
The Company’s products and services are offered worldwide to the largest IT organizations across a broad spectrum of technologies, including mainframe, distributed and Internet platforms and provide the following capabilities:
•	Our products and web performance services are designed to enhance the effectiveness of key disciplines throughout IT organizations including application development and delivery, service management and IT portfolio management and the availability and quality of web applications.

•	Our application services use business-to-business applications to integrate vital business information and processes between partners, customers and suppliers.

•	Our IT professional services include IT portfolio management services, application delivery management services, application outsourcing services and enterprise legacy modernization services. Our professional services segment also provides implementation, consulting and training services in tandem with the Company’s product offerings which are referred to as product related services.

Annual Update
The following occurred during fiscal 2010:
•	Achieved an increase in product software contribution margin to 50.9% in fiscal 2010 from 45.8% in fiscal 2009 as a result of the $52.4 million gain on divestiture during fiscal 2010.

•	Experienced an increase in professional services segment contribution margin to 10.9% in fiscal 2010 from 7.1% in fiscal 2009.

•	Repurchased approximately 17.9 million shares of our common stock during fiscal 2010 at an average price of $7.41 per share.

•	Released 14 mainframe and 15 distributed product enhancements.
We also continued to advance our Compuware 2.0 initiative in fiscal 2010 as follows:
•	Acquired Gomez, a leading provider of web application performance services, for $295 million in cash (see Note 2 of the notes to consolidated financial statements, included in Item 8 of this report).

•	Sold our Quality and DevPartner product lines (“Product Divestiture”) to Micro Focus International PLC (“Micro Focus”) realizing a gain of $52.4 million to operating income (see Note 3 of the notes to consolidated financial statements, included in Item 8 of this report).

•	Executed our plan to have a smaller, more profitable professional services segment focused on engagements that allow us to achieve specified contribution margin targets.

•	Advanced our application services segment business strategy with a focus on the healthcare market while maintaining customer satisfaction in the automotive industry.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

	Percentage of			Period-to-Period
	Total Revenues			Change
	Fiscal Year Ended			2009	2008
	March 31,			to	to
	2010	2009	2008	2010	2009
REVENUE:
Software license fees	21.8%	20.1%	24.2%	(11.4)%	(26.2)%
Maintenance and subscription fees *	51.2	44.0	38.7	(4.8)	0.7
Professional services segment revenue **	22.5	32.7	34.1	(43.6)	(14.9)
Application services segment revenue **	4.5	3.2	3.0	14.9	(5.2)

Total revenues	100.0	100.0	100.0	(18.2)	(11.3)

OPERATING EXPENSES:
Cost of software license fees	1.7	2.2	2.5	(37.0)	(19.6)
Cost of maintenance and subscription fees *	4.8	3.8	3.7	1.6	(9.6)
Professional services segment expenses **	20.1	30.4	30.5	(45.9)	(11.6)
Application services segment expenses **	4.3	3.4	3.2	2.4	(5.8)
Technology development and support	10.2	7.9	8.2	5.5	(14.5)
Sales and marketing	24.9	20.8	21.8	(1.7)	(15.5)
Administrative and general	18.4	13.6	14.8	11.2	(18.9)
Restructuring costs	0.9	0.9	3.5	(20.7)	(76.5)
Gain on sale of assets	(5.9)	0.0	0.0

Total operating expenses	79.4	83.0	88.2	(21.7)	(16.5)

Income from operations	20.6	17.0	11.8	(0.9)	27.8
Other income, net	2.9	2.5	2.9	(6.7)	(22.4)

Income before income taxes	23.5	19.5	14.7	(1.7)	17.9
Income tax provision	7.7	6.7	3.8	(6.5)	58.9

Net income	15.8%	12.8%	10.9%	0.8	3.9

*	Web performance services segment revenue is referred to as subscription fees and combined with maintenance in the consolidated statements of operations, included in Item 8 of this report.

**	The professional services segment and the application services segment are combined and reported as professional services in the consolidated statements of operations, included in Item 8 of this report.

PRODUCT SOFTWARE
In November 2009, we acquired Gomez, a leading provider of web performance services that organizations use to test and monitor the performance, availability and quality of their web applications, while in development and after deployment. We report the web performance services business as a separate segment referred to as the “web performance services segment”.
Gomez’s web performance services complement our enterprise application management products, specifically Vantage, and allow us to offer IT organizations comprehensive solutions that effectively monitor the performance of their enterprise and Internet application systems. Because of this relationship, the products segment and web performance services segment are referred together as “product software”.
The revenue for the web performance services segment is referred to as subscription fees and reported with maintenance in the consolidated statement of operations. The research and development costs and sales and marketing costs for our products segment and web performance services segment are combined and reported as “Technology development and support” and “Sales and marketing”, respectively, in the consolidated statements of operations. As a result, “Technology development and support”, “Sales and marketing” and contribution margins for the products and web performance services segments will be analyzed on a combined, product software basis within this section.
Financial information for the product software business was as follows (in thousands):

	Year Ended March 31,
	2010	2009	2008
Revenue	$650,847	$699,114	$773,880
Expense	319,326	379,229	445,707

Product software contribution	$331,521	$319,885	$328,173

The product software business generated a contribution margin of 50.9%, as reported, or 42.9% excluding the gain on divestiture of $52.4 million related to the Product Divestiture, during fiscal 2010 compared to 45.8% and 42.4% during fiscal 2009 and fiscal 2008, respectively.
The decrease in the contribution margin excluding the gain on divestiture in fiscal 2010 as compared to fiscal 2009 was primarily due to the decline in mainframe product revenue.
The improvement in the contribution margin in fiscal 2009 as compared to fiscal 2008 was due to product expenses decreasing at a faster rate than product revenue. Expenses decreased primarily due to the cost reduction initiatives implemented as part of the fiscal 2008 and fiscal 2009 restructuring programs that impacted the technology and sales divisions.

Product Software Revenue
Revenue for the products and web performance services segments was as follows (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2009 to	2008 to
	2010	2009	2008	2010	2009
Products segment
Software license fees
Mainframe	$108,216	$113,014	$151,278	(4.2)%	(25.3)%
Distributed excluding divested products	77,564	80,422	109,498	(3.6)	(26.6)

Total software license fees excluding divested products	185,780	193,436	260,776	(4.0)	(25.8)
Software license fees — divested products *	8,724	26,198	36,730	(66.7)	(28.7)

Total software license fees	194,504	219,634	297,506	(11.4)	(26.2)

Maintenance fees
Mainframe	327,264	337,387	335,409	(3.0)	0.6
Distributed excluding divested products	107,388	108,049	103,074	(0.6)	4.8

Total maintenance fees excluding divested products	434,652	445,436	438,483	(2.4)	1.6
Maintenance fees — divested products *	4,839	34,044	37,891	(85.8)	(10.2)

Total maintenance fees	439,491	479,480	476,374	(8.3)	0.7

Total products segment revenue
Mainframe	435,480	450,401	486,687	(3.3)	(7.5)
Distributed	198,515	248,713	287,193	(20.2)	(13.4)

Total products segment revenue	$633,995	$699,114	$773,880	(9.3)	(9.7)

Web performance services segment
Subscription fees	$16,852			n/a	n/a

Total product software revenue	$650,847	$699,114	$773,880	(6.9)	(9.7)

*	Divested products license and maintenance fees relate to our Quality and DevPartner product lines that were sold during fiscal 2010. See Note 3 of the notes to consolidated financial statements, included in Item 8 of this report, for more information on this divestiture.
Product software revenue by geographic location is presented in the table below (in thousands):

	Year Ended March 31,
	2010	2009	2008
United States	$348,882	$361,354	$395,029
Europe and Africa	209,697	233,938	258,467
Other international operations	92,268	103,822	120,384

Total product software revenue	$650,847	$699,114	$773,880

Product software revenue, which consists of software license fees, maintenance fees and subscription fees, comprised 73.0%, 64.1% and 62.9% of total revenue during fiscal 2010, 2009 and 2008, respectively.

Software license fees
Software license fees (“license fees”) decreased $25.1 million or 11.4% during fiscal 2010, which included a positive impact from foreign currency fluctuations of $3.1 million, and decreased $77.9 million or 26.2% during fiscal 2009, which included a negative impact from foreign currency fluctuations of $10.6 million.
Excluding the $17.4 million impact from divested products, license fees decreased $7.7 million or 4.0% during fiscal 2010 as compared to fiscal 2009. Mainframe products accounted for $4.8 million of the decrease and our distributed products accounted for $2.9 million of the decrease. Our distributed product decline was primarily due to a $6.2 million decline in Uniface and Changepoint license fees, offset by a $3.4 million increase in Vantage license fees. The license fee decline occurred during our first quarter of fiscal 2010 as the global economic slowdown that began during the second quarter of fiscal 2009 continued to affect the closure of license transactions for all our product lines. The decline was partially offset by license fees growth during the remainder of fiscal 2010 as economic conditions began to improve causing customers to increase technology spending.
The decline in software license fees in fiscal 2009 as compared to fiscal 2008 was a result of the global economic slowdown that began at the end of the second quarter of fiscal 2009 affecting the closure of license transaction deals across all product lines with Vantage, Quality and mainframe products having the greatest effect on the decline.
During fiscal 2010 and fiscal 2009, for software license transactions that are required to be recognized ratably, we deferred $55.6 million and $80.0 million, respectively, of license revenue relating to such transactions that closed during the period. We recognized as license fees $80.2 million and $84.7 million, respectively, of previously deferred license revenue relating to such transactions that closed and had been deferred prior to the beginning of the period, including $7.2 million related to our divested products during the first quarter of fiscal 2010.
Maintenance fees
Maintenance fees decreased $40.0 million or 8.3% during fiscal 2010, which included a positive impact from foreign currency fluctuations of $450,000, and increased $3.1 million or 0.7% during fiscal 2009, which included a negative impact from foreign currency fluctuations of $8.0 million.
Excluding the $29.2 million impact from divested products, maintenance fees decreased $10.8 million or 2.4% during fiscal 2010 as compared to fiscal 2009. The decrease was primarily the result of reductions in our mainframe product lines. The global economic slowdown that began during the second quarter of fiscal 2009 also impacted maintenance contracts for new mainframe arrangements and the pricing of existing arrangements being renewed.
The increase in maintenance fees in fiscal 2009 as compared to fiscal 2008 was due to growth in our mainframe products, primarily Strobe, of $2.0 million and Vantage of $1.1 million.
Subscription fees
In November 2009, through the acquisition of Gomez, we began to offer, on a subscription basis, web performance services that are used to test and monitor web and mobile applications.
Revenue recognized from these services is referred to as subscription fees and totaled $16.9 million during fiscal 2010. See Note 2 of the notes to consolidated financial statements, included in Item 8 of this report, for additional information regarding historical pro forma financial results of Compuware and Gomez.

Product Software Expenses
Products segment expenses include cost of software license fees, cost of maintenance and subscription fees, technology development and support costs, sales and marketing expenses and the gain on Product Divestiture. As part of the Product Divestiture, 273 personnel related to the sales, sales support, development, maintenance and delivery of the Quality and DevPartner product lines were transferred to Micro Focus as of June 1, 2009.
Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers, including associated hardware costs, and the cost of author royalties. Cost of software license fees decreased $9.1 million or 37.0% during fiscal 2010 to $15.4 million from $24.5 million in fiscal 2009 and decreased $6.0 million or 19.6% during fiscal 2009 from $30.5 million in fiscal 2008.
The decrease in expense for fiscal 2010 as compared to fiscal 2009 was primarily a result of lower capitalized software amortization due to the following: (1) capitalized internal software costs associated with the products involved in the Product Divestiture were classified as held for sale at March 31, 2009, and subsequently sold, eliminating the need for future amortization; and (2) certain purchased software costs acquired in prior year acquisitions became fully amortized by the beginning of fiscal 2010.
The decrease in cost for fiscal 2009 as compared to fiscal 2008 was due to a $3.9 million capitalized software impairment charge recorded during the first quarter of fiscal 2008 associated with our restructuring initiatives. The remaining decline was primarily due to a decline in costs associated with hardware sold with our Vantage product line.
As a percentage of software license fees, cost of software license fees was 7.9%, 11.2% and 10.2% in fiscal 2010, 2009 and 2008, respectively. The decline in the percentage for fiscal 2010 as compared to fiscal 2009 was primarily due to the decrease in capitalized software amortization as identified above, partially offset by the decline in license fees in fiscal 2010. The increase in the percentage for fiscal 2009 as compared to fiscal 2008 was primarily due to the decline in license fees, partially offset by the decline in cost of license fees as previously described.
Cost of maintenance and subscription fees consists of the direct costs allocated to maintenance and product support such as helpdesk and technical support; amortization of capitalized software, depreciation and maintenance expense associated with our web performance services network related computer equipment; data center costs; and payments to individuals for tests conducted from their Internet-connected personal computers. Cost of maintenance and subscription fees increased $700,000 or 1.6% during fiscal 2010 to $42.6 million from $41.9 million in fiscal 2009 and decreased $4.4 million or 9.6% during fiscal 2009 from $46.3 million in fiscal 2008.
The increase in expense during fiscal 2010 as compared to fiscal 2009 was primarily due to $9.3 million costs associated with Gomez’s web performance services, partially offset by lower compensation and employee benefit costs resulting from the transfer of employees to Micro Focus, as discussed above, and headcount reductions resulting from our restructuring actions.
The decrease in expense for fiscal 2009 as compared to fiscal 2008 was primarily due to lower compensation and benefit costs resulting from employee headcount reductions as part of the restructuring actions taken during fiscal 2008 and fiscal 2009.
As a percentage of maintenance and subscription fees, cost of maintenance and subscription fees were 9.3%, 8.7% and 9.7% in fiscal 2010, 2009 and 2008, respectively.

Technology development and support includes, primarily, the costs of programming personnel associated with development and support of our products and the Gomez web performance services network less the amount of software development costs capitalized during the period. Also included are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support all technology initiatives.
Total technology development and support costs incurred internally and capitalized during fiscal 2010, 2009 and 2008 were as follows (in thousands):

	Year Ended March 31,
	2010	2009	2008
Technology development and support costs incurred	$97,726	$98,829	$113,693
Capitalized internal software costs *	(6,481)	(12,376)	(12,561)

Technology development and support costs expensed	$91,245	$86,453	$101,132

*	See Note 1 of the notes to consolidated financial statements, included in Item 8 of this report, for our policy on capitalized internal software costs.
Before capitalized internal software costs, total technology development and support expenditures decreased $1.1 million or 1.1%, to $97.7 million during fiscal 2010 from $98.8 million in fiscal 2009 and deceased $14.9 million or 13.1% during fiscal 2009 from $113.7 million in fiscal 2008.
The decreases in costs for fiscal 2010 and fiscal 2009 as compared to the previous periods were primarily due to lower compensation and employee benefit costs resulting from headcount reductions that occurred from restructuring actions. The headcount reduction in fiscal 2010 was further impacted by the transfer of employees to Micro Focus, as discussed above, partially offset by an increase in headcount related to the Gomez acquisition.
As a percentage of product software revenue, costs of technology development and support were 14.0%, 12.4% and 13.1% in fiscal 2010, 2009 and 2008 respectively. The percentage increase for fiscal 2010 as compared to fiscal 2009 was primarily due to the decline in product software revenue from the Product Divestiture, partially offset by the declines in compensation and employee benefit costs associated with the headcount reductions discussed below. The decline in the percentage from fiscal 2009 as compared to fiscal 2008 was due to the decline in compensation and employee benefit costs, partially offset by the decline in product software revenue.
Sales and marketing costs consist primarily of personnel related costs associated with product sales, sales support and marketing for our product offerings. Sales and marketing costs decreased $4.0 million or 1.7% during fiscal 2010 to $222.4 million from $226.4 million in fiscal 2009 and decreased $41.4 million or 15.5% during fiscal 2009 from $267.8 million in fiscal 2008.
The decrease in costs for fiscal 2010 as compared to fiscal 2009 was primarily due to lower compensation, employee benefit and travel costs of $8.2 million resulting from reductions in headcount related to our restructuring actions and the transfer of employees to Micro Focus. The headcount reduction was partially offset by the addition of headcount related to the Gomez acquisition. The cost savings associated with the headcount reduction were partially offset by an increase in advertising costs primarily associated with our Compuware 2.0 marketing campaign.
The decrease in costs for fiscal 2009 as compared to fiscal 2008 was a result of lower compensation and benefit costs of $21.7 million resulting primarily from employee headcount reductions as part of the restructuring actions taken during fiscal 2008 and fiscal 2009 and decreases in bonus and commission costs of $25.4 million due to the decline in software license sales in fiscal 2009. These decreases in costs were partially offset by an increase in advertising costs primarily associated with our Compuware 2.0 marketing campaign.
As a percentage of product software revenue, sales and marketing costs were 34.2%, 32.4% and 34.6% in fiscal 2010, 2009 and 2008, respectively.

Gain on divestiture of product lines relates to the Product Divestiture that occurred in May 2009 and resulted in a gain of $52.4 million that was recognized during the first quarter of fiscal 2010. See Note 3 of the notes to consolidated financial statements, included in Item 8 of this report, for additional information on the divestiture.
PROFESSIONAL SERVICES SEGMENT
Financial information for the professional services segment is as follows (in thousands):

	Year Ended March 31, *
	2010	2009	2008
Revenue	$200,865	$356,111	$418,559
Expenses	178,938	331,001	374,626

Professional services segment contribution	$21,927	$25,110	$43,933

*	The professional services segment and the application services segments are combined and reported as professional services on the consolidated statement of operations, included in Item 8 of this report.
Professional services segment revenue by geographic location is presented in the table below (in thousands):

	Year Ended March 31,
	2010	2009	2008
United States	$164,765	$288,439	$342,519
Europe and Africa	24,895	58,419	68,170
Other international operations	11,205	9,253	7,870

Total professional services segment revenue	$200,865	$356,111	$418,559

During fiscal 2010, the professional services segment generated a contribution margin of 10.9%, compared to 7.1% and 10.5% during fiscal 2009 and fiscal 2008, respectively.
The increase in contribution margin during fiscal 2010 as compared to fiscal 2009 was due to our initiatives to exit low-margin engagements and the restructuring actions taken to date as discussed in the “Fiscal 2009 and Fiscal 2010 Restructuring” section.
The decrease in contribution margin for fiscal 2009 as compared to fiscal 2008 was due to higher costs in fiscal 2009 associated with the investment in personnel for our Solutions Delivery Group, which focuses on providing professional services associated with our product solutions, and to a lesser extent, the completion and transitioning of certain higher-margin contracts during fiscal 2008 and fiscal 2009 (see the “Professional Services Segment Revenue” section for more details).
Fiscal 2009 and Fiscal 2010 Restructuring
During fiscal 2009 and fiscal 2010, management improved the professional services segments contribution margins by initiating a plan to exit engagements that were considered low-margin and implementing restructuring actions focused on reducing headcount and operating costs. See Note 7 of the notes to consolidated financial statements, included in Item 8 of this report, for additional details related to this restructuring initiative.

Professional Services Segment Revenue
Revenue from professional services decreased $155.2 million or 43.6%, which included a positive impact from foreign currency fluctuations of $184,000, during fiscal 2010 to $200.9 million from $356.1 million in fiscal 2009 and decreased $62.4 million or 14.9%, which included a negative impact from foreign currency fluctuations of $6.1 million, during fiscal 2009 from $418.5 million in fiscal 2008.
The decrease in revenue during fiscal 2010 as compared to fiscal 2009 was primarily a result of the actions taken during fiscal 2009 and fiscal 2010 to exit low-margin engagements, with a customer in the automotive industry representing $52.0 million of the decline.
The decrease in revenue during fiscal 2009 as compared to fiscal 2008 was primarily due to an agreement to transition the employment of 170 of our professional services staff to a customer during the first quarter of fiscal 2009 resulting in a $17.0 million decline in revenues for the segment. The remaining decline was a result of two government contracts expiring that were not renewed that impacted revenue by $11.9 million, reductions in spending from a client within the automotive industry that impacted revenue by $7.2 million, our election not to renew low margin contracts in certain locations and the general slowdown in the economy that has resulted in companies not renewing or delaying IT projects.
Professional Services Segment Expenses
Professional services segment expenses consist primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Professional services segment expense decreased $152.1 million or 45.9% during fiscal 2010 to $178.9 million from $331.0 million in fiscal 2009 and decreased $43.6 million or 11.6% during fiscal 2009 from $374.6 million in fiscal 2008.
The decreases in costs for fiscal 2010 and fiscal 2009 as compared to the previous periods were primarily attributable to lower compensation, employee benefit and travel costs due to reductions in employee headcount and reductions in subcontractor costs resulting from our restructuring programs implemented to align operating costs with the decline in revenue (see “Fiscal 2009 and Fiscal 2010 Restructuring” within this section).
APPLICATION SERVICES SEGMENT
Our application services, which are marketed under the brand name “Covisint”, provide a software-as-a-service platform that enables industries and business communities to securely integrate vital information and processes across users, business partners, customers, vendors and suppliers.
Financial information for the application services segment is as follows (in thousands):

	Year Ended March 31, *
	2010	2009	2008
Revenue	$40,467	$35,230	$37,172
Expenses	37,923	37,029	39,295

Application services segment income contribution (loss)	$2,544	$(1,799)	$(2,123)

*	The professional services segment and the application services segments are combined and reported as professional services on the consolidated statement of operations, included in Item 8 of this report.

Application services segment revenue by geographic location is presented in the table below (in thousands):

	Year Ended March 31,
	2010	2009	2008
United States	$34,916	$29,580	$32,447
Europe and Africa	3,000	3,264	2,833
Other international operations	2,551	2,386	1,892

Total application services segment revenue	$40,467	$35,230	$37,172

During fiscal 2010, the application services segment generated a contribution margin of 6.3% compared to a negative contribution margin of 5.1% and 5.7% during fiscal 2009 and fiscal 2008, respectively.
The improvement in the contribution margin for fiscal 2010 was due to growth in revenue, primarily from the healthcare industry, exceeding the growth in expenses which were relatively flat compared to fiscal 2009 as discussed below.
Application Services Segment Revenue
Revenue from application services increased $5.3 million or 14.9% during fiscal 2010 to $40.5 million from $35.2 million in fiscal 2009 and decreased $2.0 million or 5.2% during fiscal 2009 from $37.2 million in fiscal 2008.
The increase in revenue during fiscal 2010 as compared to fiscal 2009 was primarily due to our continued expansion into the healthcare industry and, to a lesser extent, increased spending within the manufacturing industry. We anticipate demand in the healthcare industry will continue to grow as hospitals, physicians and the United States government move towards establishing electronic patient health and medical records which will require secure computerized databases and environments for storing and sharing of information. Our healthcare portal and messaging solutions are designed to meet this demand and will be a factor in our future growth of the application services segment.
The decrease in revenue during fiscal 2009 as compared to fiscal 2008 was primarily due to the decrease in spending by our automotive clients associated with the general economic problems within the sector, offset by revenue growth within the healthcare industry.
Our application services segment generated 65% and 72%, respectively, of its revenue from the automotive industry during fiscal 2010 and fiscal 2009.
Application Services Segment Expenses
Application services segment expenses consist primarily of personnel-related costs of providing services, including technical staff, subcontractors and sales personnel. Application services segment expenses increased $900,000 or 2.4% during fiscal 2010 to $37.9 million from $37.0 million in fiscal 2009 and decreased $2.3 million or 5.8% during fiscal 2009 from $39.3 million in fiscal 2008.
The increase in expenses for fiscal 2010 as compared to fiscal 2009 was primarily due to a $3.7 million increase in compensation and employee benefits as the segment continues to increase employee staffing levels to support the growth in revenue, partially offset by an increase in incremental cost deferrals associated with customer implementations for which corresponding revenue and expenses will be recognized in the future.
The decrease in expenses during fiscal 2009 as compared to fiscal 2008 was primarily due to a decline in bonus and commission costs associated with the decline in revenue.

CORPORATE AND OTHER EXPENSES
Administrative and general expenses consist primarily of costs associated with the corporate executive, finance, human resources, administrative, legal, communications and investor relations departments. In addition, administrative and general expenses include all facility-related costs, such as rent, building depreciation, maintenance and utilities, associated with all our worldwide offices. Administrative and general expenses increased $16.6 million or 11.2% during fiscal 2010 to $164.6 million from $148.0 million in fiscal 2009 and decreased $34.5 million or 18.9% during fiscal 2009 from $182.5 million in fiscal 2008.
The increase in expenses for fiscal 2010 as compared to fiscal 2009 was primarily due to the following: (1) increase in annual bonuses of $10.3 million; (2) increase in expense of $8.6 million as foreign currency and hedging transactions resulted in a net loss of $2.2 million during fiscal 2010 compared to a net gain of $6.4 million in fiscal 2009; and (3) fiscal 2009 reflected a gain of $5.6 million that was recorded during the first quarter associated with a transaction that transitioned the employment of 170 of our professional services staff to a customer.
The increase in expenses for fiscal 2010 was partially offset by reductions in compensation, employee benefits, travel and facility costs of $9.3 million primarily due to the headcount reductions and facility closures that took place as part of recent restructuring actions.
The decrease in cost for fiscal 2009 as compared to fiscal 2008 was primarily due to the following: (1) decrease in expense of $11.4 million as foreign currency and hedging transactions resulted in a net gain of $6.4 million during fiscal 2009 compared to a net loss of $5.0 million in fiscal 2008; (2) lower bonus expense of $9.7 million as annual bonus targets were not met in fiscal 2009; (3) a gain of $5.6 million was recorded during the first quarter of fiscal 2009 associated with a transaction that transitioned the employment of 170 of our professional services staff to a customer (see Note 3 of the notes to consolidated financial statements, included in Item 8 of this report and “Professional Services Segment Revenue” within this section for more details) and (4) lower facility costs of $7.1 million primarily due to the facility closures that took place as part of the fiscal 2008 and fiscal 2009 restructuring programs.
Other income, net (“other income”) consists primarily of interest income realized from investments, interest earned on certain license fee transactions that are financed, the portion of the IBM settlement commitment not utilized through sale of products (“IBM settlement gain”) and income generated from our investments in partially owned companies. Other income decreased $1.9 million or 6.7% during fiscal 2010 to $25.7 million from $27.6 million in fiscal 2009 and decreased $7.9 million or 22.4% during fiscal 2009 from $35.5 million in fiscal 2008.
The decrease in income from fiscal 2010 as compared to fiscal 2009 was primarily attributable to a $5.0 million decline in investment interest income resulting from lower interest rates during fiscal 2010, partially offset by a $2.8 million increase in the IBM settlement gain. The IBM settlement agreement expired on March 31, 2010 (see Note 14 of the notes to consolidated financial statements, included in Item 8 of this report, for additional information).
The decrease in income from fiscal 2009 as compared to fiscal 2008 primarily resulted from a reduction in interest income of $9.1 million due to a declining average cash equivalent and investment balance during fiscal 2009 as we continued using available cash to repurchase our common stock. The decrease was partially offset by an increase of $1.8 million associated with the IBM settlement.
Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements and net operating loss and credit carryforwards. The income tax provision was $68.3 million, $73.1 million and $46.0 million, respectively, in fiscal 2010, 2009 and 2008 representing an effective tax rate of 33%, 34% and 25%, respectively.

The decrease in the effective tax rate for fiscal 2010 as compared to fiscal 2009 was primarily due to the release of valuation allowances related to Brownfield Redevelopment tax credit carryforward deferred tax assets that resulted in a tax benefit of $4.1 million.
The increase in the effective tax rate for fiscal 2009 compared to fiscal 2008 resulted from an income tax benefit of $15 million recorded during fiscal 2008. This benefit related primarily to the recognition of a deferred tax asset for Brownfield Redevelopment credits available to offset Michigan Business Tax (“MBT”) liabilities through fiscal 2022.
For additional information regarding the difference between our effective tax rate and the statutory rate for fiscal 2010, 2009 and 2008, see Note 12 of the notes to consolidated financial statements, included in Item 8 of this report.
RESTRUCTURING CHARGE
Fiscal 2009 and Fiscal 2010 Restructuring Actions
During fiscal 2009 and fiscal 2010, the Company incurred restructuring charges of $10.0 million and $8.0 million, respectively, associated with the following initiatives: (1) aligning the professional services segment headcount and operating expenses after initiating a plan to exit low-margin engagements and (2) increasing the operating efficiency of our products segment and administrative and general business processes with the goal of reducing operating expenses.
During the second half of fiscal 2009, the professional services segment’s business model was realigned resulting in the Company exiting engagements considered low-margin or unprofitable. This change required the Company to undertake restructuring actions to reduce headcount and operating expenses resulting in restructuring charges of $6.3 million and $4.2 million, respectively, during fiscal 2009 and fiscal 2010. Employee termination costs were $5.4 million and $4.0 million, respectively, due to the Company eliminating 748 professional services personnel and management positions.
The second initiative, to increase the operating efficiency of the Company’s products segment and administrative and general business processes, resulted in the Company incurring restructuring charges of $3.7 million and $3.8 million, respectively, during fiscal 2009 and fiscal 2010. Employee termination costs accounted for $3.0 million and $3.6 million, respectively, of the charges due to the elimination of 194 positions within our products segment related to technology and sales and marketing personnel and 86 corporate administrative and general positions.
As part of these initiatives, full or partial closing of seven offices occurred during fiscal 2009, resulting in lease abandonment charges of $1.3 million. The remaining facilities charges for fiscal 2009 and fiscal 2010 primarily related to changes in sublease income assumptions associated with leased facilities that were abandoned in previous restructuring initiatives.
At this time, we do not have any initiatives that will require us to incur restructuring charges; however unanticipated future conditions or events may require us to reassess the need for further restructuring initiatives.
Fiscal 2008 Restructuring Actions
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

See Note 7 of the notes to consolidated financial statements, included in Item 8 of this report, for additional details related to the restructuring charges and changes in the restructuring accrual for fiscal 2008, 2009 and 2010.
MANAGEMENT’S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Note 1 of the notes to consolidated financial statements, included in Item 8 of this report, contains a summary of our significant accounting policies.
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on facts and circumstances existing at March 31, 2010. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain.
Revenue Recognition – We generate revenue from licensing software products and providing maintenance services, web performance services, application services, and professional services including product implementation and consulting services.
We provide software deliverables that include licensed software product, maintenance and professional services related to our software. We also provide non-software deliverables such as professional services unrelated to our software and software-as-a-service (“SaaS”) offerings where we grant the customer a right to use the software but they do not have the right or capability to take possession of the software. SaaS offerings include web performance services and application services. In accordance with ASC 605 “Revenue Recognition”, we split arrangements that include software and non-software deliverables using either vendor specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available.
Product Revenue Recognition – In order for a transaction to be eligible for revenue recognition, the following criteria must be met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. We evaluate collectibility based on past customer history, external credit ratings and payment terms within various customer agreements.
Perpetual license fee revenue is recognized using the residual method, under which the fair value, based on VSOE of all undelivered elements of the agreement (e.g., maintenance and professional services) is deferred. VSOE is based on rates charged for maintenance and professional services when sold separately. Based on market conditions, we periodically change pricing methodologies for license, maintenance and professional services. Changes in rates charged for stand alone maintenance and professional services could have an impact on how bundled revenue agreements are characterized as license, maintenance or professional services and therefore, on the timing of revenue recognition in the future. Pricing modifications made during the years covered by this report have not had a significant impact on the timing or characterization of revenue recognized.
For revenue arrangements where there is a lack of VSOE of fair value for any undelivered elements, license fee revenue is deferred and recognized upon delivery of those elements or when VSOE of fair value can be established. When maintenance or services are the only undelivered elements, the license fee revenue is recognized on a ratable basis over the longer of the maintenance term or over the period in which the services are expected to be performed. Such transactions include term and unlimited capacity licenses as we do not sell maintenance licenses separately and therefore cannot establish VSOE for these undelivered elements in these arrangements. These arrangements do not qualify for separate recognition of the software license fees, maintenance fees and as applicable, professional services fees under ASC 605. However, to comply with SEC Regulation S-X, Rule 5-03(b), which requires product, services and other categories of revenue to be displayed separately on the income statement, we separate the license fee, maintenance fee and professional services fee revenue based on its determination of fair value. We apply our VSOE of fair value for maintenance related to perpetual license transactions and stand alone services arrangements as a reasonable and consistent approximation of fair value to separate license fee, maintenance fee and professional services fee revenue for income statement classification purposes.
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
To recognize revenue for these multi-year transactions the contract price is allocated between maintenance revenue and license revenue using the residual method. License revenue associated with perpetual license agreements is recognized when the customer commits unconditionally to the transaction, the software products and quantities are fixed, the software has been delivered to the customer and collection is reasonably assured. License revenue associated with term transactions is deferred and recognized over the term of the agreement. When the license portion is paid over a number of years, the license portion of the payment stream is discounted to its net present value. Interest income is recognized over the payment term. The maintenance revenue associated with all sales is deferred and is recognized over the applicable maintenance period.
Web Performance Services Fees - Our subscription fees relate to arrangements that permit our customers to access and utilize our web performance services. The subscription arrangements do not provide customers the right to take possession of the software at any time, nor do the arrangements contain rights of return. Subscription fees are deferred upon contract execution and are recognized ratably over the term of the subscription.
Professional and Application Services Fees – Professional services fees are generally based on hourly or daily rates; therefore, revenues from professional services are recognized in the period the services are performed, provided that collection of the related receivable is deemed probable. For development services rendered under a fixed-price contract, revenue is recognized using the percentage of completion method and if determined that costs will exceed revenue, the expected loss is recorded at the time the loss becomes apparent.
Our application services fees are combined with professional services fees in our consolidated statement of operations and consist of fees for our on-demand software and other services. The arrangements do not provide customers the right to take possession of the software at any time, nor do the arrangements contain rights of return. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. Certain engagements related to our application services business involve a project to setup the customer’s structure and provide on-going support for the project. Revenue associated with these projects is recognized over the service period as the customer derives value from the services, consistent with the proportional performance method.
Unforeseen events that result in additional time or costs being required to complete our fixed-price or customer’s structure setup projects could affect the timing of revenue recognition for the balance of the project as well as services margins going forward, and could have a negative effect on our results of operations.

Capitalized Software – We follow the guidance of ASC 985-20 “Costs of Software to be Sold, Leased, or Marketed” when capitalizing development costs associated with our software products and ASC 350-40 “Internal Use Software” when capitalizing development costs associated with our web performance services and application services networks. The cost of purchased and internally developed software technology is capitalized and stated at the lower of unamortized cost or expected net realizable value. We compute annual amortization using the straight-line method over the remaining estimated economic life of the software technology that is generally three to five years. Software is subject to rapid technological obsolescence and future revenue estimates supporting the capitalized software cost can be negatively affected based upon competitive products, services and pricing. Such adverse developments could reduce the estimated net realizable value of our capitalized software and could result in impairment or a shorter estimated life. Such events would require us to take a charge in the period in which the event occurs or to increase the amortization expense in future periods and would have a negative effect on our results of operations. At a minimum, we review for impairments each balance sheet date.
Impairment of Goodwill and Other Intangible Assets – We are required to assess the impairment of goodwill and other intangible assets annually, or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value.
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
We recognize tax liabilities in accordance with ASC 740 “Income Taxes” and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.
Stock-Based Compensation - We measure compensation expense for stock awards in accordance with ASC 718-10 “Share-Based Payment.” Stock award compensation costs net of an estimated forfeiture rate of 10% are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of five years.
The fair value of stock options was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for fiscal 2010: risk-free interest rate – 2.85%, volatility factor – 43.94% and expected option life – 6.3 years (dividend yield is not a factor as we have never issued cash dividends and do not anticipate issuing cash dividends in the future). The weighted average grant date fair value of option shares granted in fiscal 2010 was $3.54 per option share.
If we increased the assumptions for the risk-free interest rate and the volatility factor by 50 percent, the fair value of stock options granted in fiscal 2010 would increase 36 percent. If the Company decreased its assumptions for the risk-free interest rate and the volatility factor by 50 percent, the fair value of stock options granted in fiscal 2010 would decrease 45 percent.
Other – Other accounting policies, although not generally subject to the same level of estimation as those discussed above, are nonetheless important to an understanding of the financial statements. Many assets, liabilities, revenue and expenses require some degree of estimation or judgment in determining the appropriate accounting.

Liquidity and Capital Resources
As of March 31, 2010, 2009 and 2008, cash and cash equivalents and investments totaled approximately $149.9 million, $278.1 million and $286.4 million, respectively.
Fiscal 2010 compared to Fiscal 2009
Net cash provided by operating activities
Net cash provided by operating activities during fiscal 2010 was $226.3 million, a decrease of $5.7 million from fiscal 2009. The cause of the decrease was primarily due to a reduction in customer collections of $131 million resulting from the decline in revenue, primarily professional services, and an increase in income taxes paid during fiscal 2010 compared to fiscal 2009 of $34 million. The decrease was partially offset by reductions in disbursements for employee payroll and benefits of $158 million primarily due to the cost savings achieved from our restructuring initiatives.
The consolidated statements of cash flows included in item 8 of this report computes net cash from operating activities using the indirect cash flow method. Therefore non-cash adjustments and net changes in assets and liabilities (net of the effects of acquisitions, divestiture and currency fluctuations) are adjusted from net income to derive net cash from operating activities.
Changes in accounts receivable and deferred revenue have typically had the largest impact on the reconciliation of net income to compute cash flows from operating activities as we allow for deferred payment terms on multi-year products contracts. The increase in the net change of accounts receivable of $46.6 million was primarily due to the impact of the decrease in professional services fees throughout fiscal 2010 on the accounts receivable balance. The increase in the net change of deferred revenue of $13.4 million from fiscal 2010 as compared to fiscal 2009 was primarily attributable to the increase in deferred revenue associated with our web performance services since the Gomez acquisition.
The other significant changes in our reconciliation of net income to derive net cash from operating activities during fiscal 2010 as compared to fiscal 2009 were as follows: (1) the adjustment to net income of $52.4 million resulting from the gain on divestiture of our Quality and DevPartner product lines (the proceeds from the sale were recorded to investing activities) and (2) the change in accounts payable and accrued expense balances increasing cash flow from operating activities by $28.6 million primarily due to the changes in our bonus and commission accruals which increased from March 31, 2009 to March 31, 2010.
As of March 31, 2010, we had $2.8 million accrued for restructuring actions (see Note 7 of the notes to consolidated financial statements, included in Item 8 of this report). At this time, there are no initiatives that will require us to incur restructuring charges; however unanticipated future conditions of events may require the Company to reassess the need for further restructuring initiatives.
We believe our existing cash resources and cash flow from operations will be sufficient to meet operating cash needs for the foreseeable future.

Net cash used in investing activities
Net cash used in investing activities during fiscal 2010 was $238.8 million, an increase of $276.0 million from fiscal 2009.
The increase in cash used was primarily due to the acquisition of Gomez in November 2009 for $284.4 million in cash (net of cash acquired). The purchase was funded from our existing cash resources and borrowings of $15 million under the credit facility, which was subsequently repaid during fiscal 2010. Investing activities were further impacted by a decline in the amount of investments liquidated as $70.2 million of proceeds were received during fiscal 2009 from the liquidation of investments. There have been no proceeds received from investment liquidations during 2010.
The increase in cash used in investing activities was partially offset by net proceeds of $65 million received from the sale of our Quality and DevPartner product lines during fiscal 2010.
During fiscal 2010 and fiscal 2009, capital expenditures for property and equipment and capitalized research and software development totaled $19.4 million and $33.0 million, respectively, and were funded with cash flows from operations. The decline in capital expenditures for fiscal 2010 as compared to fiscal 2009 was primarily due to a lower investment in equipment of $8.3 million and a decline in capitalized research and software development costs primarily associated with enhancements to our software products of $5.3 million.
We will continue to evaluate business acquisition opportunities that fit our strategic plans.
Net cash used in financing activities
Net cash used in financing activities during fiscal 2010 was $125.3 million, a decrease of $66.6 million from fiscal 2009.
The decrease in cash used in financing activities was primarily due to a $73.1 million reduction in the amount of common stock repurchased as $132.9 million was repurchased during fiscal 2010 compared to $206.0 million repurchased in fiscal 2009.
The decrease in cash used in financing activities was partially offset by a reduction in cash received from employee exercises of stock options during fiscal 2010 compared to fiscal 2009.
Since May 2003, the Board of Directors has authorized the Company to repurchase a total of $1.7 billion of our common stock under a Discretionary Stock Repurchase Plan. Purchases of common stock under the Repurchase Plan may occur on the open market, or through negotiated or block transactions based upon market and business conditions, subject to applicable legal limitations.
During fiscal 2010, we repurchased approximately 17.9 million shares of our common stock at an average price of $7.41 per share for a total cost of $132.9 million. As of March 31, 2010, approximately $403.9 million remains authorized for future purchases under the Discretionary Plan.
We intend to continue repurchasing shares under the Repurchase Plan, funded primarily through our operating cash flow and, if needed, funds from our credit facility. Our long-term goal is to reduce our outstanding common share count to approximately 200 million shares. We reserve the right to change the timing and volume of our repurchases at any time without notice. The maximum amount of repurchase activity under the Repurchase Plan, excluding block purchases and negotiated transactions, continues to be limited on a daily basis to 25% of the average daily trading volume of our common stock during the previous four week period. In addition, no purchases are made during our self-imposed trading black-out periods in which the Company and our insiders are prohibited from trading in our common shares. Our standard quarterly black-out period commences 10 business days prior to the end of each quarter and terminates one full market day following the public release of our operating results for the period.

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
We had no borrowings under the credit facility as of March 31, 2010. See Note 9 of the notes to the consolidated financial statements, included in Item 8 of this report, for further discussion of the credit facility.
Fiscal 2009 compared to Fiscal 2008
Net cash provided by operating activities
Net cash provided by operating activities during fiscal 2009 was $232.0 million, a decrease of $2.7 million from fiscal 2008. The decrease was due to the following: (1) reduction in customer collections of $118 million resulting from the decline in revenue, primarily professional services and license fees, and to a lesser extent timing of collections on trade receivables; (2) increase in income taxes paid during fiscal 2009 compared to fiscal 2008 of $20 million; (3) cash paid for hedge contract settlements during fiscal 2009 of $13 million; and (4) a decrease in interest income of $11 million primarily due to the lower cash and investment balance in fiscal 2009 as compared to fiscal 2008. These decreases were partially offset by the following: (1) reductions in disbursements for employee payroll and benefits of $126 million primarily resulting from the cost savings achieved through our fiscal 2008 and fiscal 2009 restructuring initiatives; (2) a reduction in vendor payments of $28 million related to cost-cutting initiatives implemented throughout the year to control our operating costs; and (3) a reduction of $5 million due to a litigation settlement in the first quarter of fiscal 2008.
The increase in the net change of accounts receivable of $81.9 million and the decrease in the net change of deferred revenue of $60.9 million from fiscal 2009 as compared to fiscal 2008 are primarily due to a decrease in the dollar value of multi-year products transactions.
The other significant change in our reconciliation of net income to derive net cash from operating activities during fiscal 2009 as compared to fiscal 2008 relates to the change in accounts payable and accrued expenses causing cash flows from operating activities to decrease by $28.8 million. This change was primarily due to a larger restructuring initiative in fiscal 2008 as compared to fiscal 2009 and higher commission and bonus expenses in fiscal 2008 as compared to fiscal 2009, causing the associated accruals to be higher at March 31, 2008 as compared to March 31, 2009.
As of March 31, 2009, $3.6 million was accrued related to restructuring actions (see Note 7 of the notes to consolidated financial statements, included in Item 8 of this report).
Net cash provided by investing activities:
Net cash provided by investing activities during fiscal 2009 was $37.2 million, a decrease of $40.0 million from fiscal 2008. The decrease was primarily due to a $36.5 million decline in the amount of investments liquidated in fiscal 2009 as compared to fiscal 2008. The cash generated from the sale of our investments in both periods was primarily used to fund the stock repurchase initiative.
During fiscal 2009 and fiscal 2008, capital expenditures for property and equipment and capitalized research and software development totaled $33.0 million and $24.9 million, respectively, and were funded with cash flow from operations.
There were no business acquisitions in fiscal 2009 and $4.7 million of business acquisitions in fiscal 2008.

Net cash used in financing activities:
Net cash used in financing activities during fiscal 2009 was $191.8 million, a decrease of $177.9 million from fiscal 2008.
The decrease of $234.9 million in cash used to repurchase common stock was offset by the $57.0 million decline in net proceeds received from the exercise of employee stock options and employee contributions to the employee stock purchase plan.
During fiscal 2009, we repurchased approximately 21.6 million shares of our common stock at an average price of $9.54 per share for a total cost of $206 million.
The Company did not borrow from its credit facility during fiscal 2009 or 2008.
Recently Issued Accounting Pronouncements
See Note 1 of the notes to the consolidated financial statements, included in Item 8 of this report for recently issued accounting pronouncements that could affect the Company.
Contractual Obligations
The following table summarizes our payments under contractual obligations and our other commercial commitments as of March 31, 2010 (in thousands):

	Payment Due by Period as of March 31,
							2016 and
	Total	2011	2012	2013	2014	2015	Thereafter
Contractual obligations:
Operating leases	$264,843	$22,025	$13,066	$10,070	$8,277	$6,852	$204,553
Other	16,183	6,433	6,250	2,550	450	250	250

Total	$281,026	$28,458	$19,316	$12,620	$8,727	$7,102	$204,803

“Other” includes commitments under various advertising and charitable contribution agreements totaling $15.4 million and $800,000, respectively, at March 31, 2010. There are no long term debt obligations, capital lease obligations or purchase obligations.
We anticipate settlement of $17.0 million with certain taxing authorities of which $85,000 is expected to be settled in the upcoming twelve months (as discussed in Note 12 of the notes to consolidated financial statements, included in Item 8 of this report). We are not able to reasonably estimate in which future periods the remaining amount of $16.9 million will ultimately be settled. These settlements are not included in the Contractual Obligations table above.
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
Our investment portfolio consists of cash investments that have a cost basis and fair value totaling $149.9 million as of March 31, 2010. The average interest rate and average tax equivalent interest rate were 0.28% as of March 31, 2010. These investments will mature within the next three months.
We offer financing arrangements with installment payment terms in connection with our multi-year software sales. Installment accounts are generally receivable over a two to five year period. As of March 31, 2010, non-current accounts receivable amounted to $222.3 million, of which approximately $148.6 million, $50.7 million, $17.7 million, $4.9 million and $351,000 are due in fiscal 2012 through fiscal 2016, respectively. The fair value of non-current accounts receivable is estimated by discounting the future cash flows using the current rate at which the Company would finance a similar transaction. At March 31, 2010, the fair value of such receivables is approximately $222.8 million. Each 100 basis point increase in interest rates would have an associated $200,000 negative impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2010. Each 100 basis point decrease in interest rates would have an associated $1.0 million positive impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2010. A change in interest rates will have no impact on cash flows or net income associated with non-current accounts receivable.
Foreign Currency Risk
Approximately 39% of our revenue was derived from foreign sources in fiscal 2010. This exposes us to exchange rate risks on foreign currencies related to the fair value of foreign assets and liabilities, net income and cash flows.
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

We operate in certain countries in Latin America and Asia-Pacific where there are limited forward currency exchange markets. We also have non-U.S. subsidiaries with financial instruments that are not denominated in their reporting currency. At March 31, 2010, we performed a sensitivity analysis to assess the potential loss of a 10% positive or negative change in foreign currency exchange rates would have on our income from operations. Based upon the analysis performed, such a change would not materially affect our consolidated financial position, results of operations or cash flows.
The table below provides information about our foreign exchange forward contracts at March 31, 2010. The table presents the value of the contracts in U.S. dollars at the contract maturity date and the fair value of the contracts at March 31, 2010 (dollars in thousands):

	Contract	Maturity		Forward	Fair
	date in	date in	Contract	Position in	Value at
	2010	2010	Rate	U.S. Dollars	March 31, 2010
Forward Sales
Sweden	March 31	April 1	7.2303	$830	$831

Forward Purchases
Hong Kong Dollar	March 31	April 1	7.6150	$1,482	$1,481
Pounds Sterling	March 31	April 1	0.6578	1,140	1,138
Singapore Dollar	March 31	April 1	1.4019	1,498	1,501

				$4,120	$4,120

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Compuware Corporation
Detroit, Michigan
We have audited the accompanying consolidated balance sheets of Compuware Corporation and subsidiaries (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Compuware Corporation and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 27, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Detroit, Michigan
May 27, 2010

COMPUWARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND 2009
(In Thousands, Except Share Data)

	Notes	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents		$149,897	$278,112
Accounts receivable, net		456,504	472,011
Deferred tax asset, net	12	46,286	37,359
Income taxes refundable		6,160	2,578
Prepaid expenses and other current assets		46,434	41,350
Assets held for sale	3		27,354

Total current assets		705,281	858,764

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	2,4	341,696	353,182

CAPITALIZED SOFTWARE, LESS ACCUMULATED AMORTIZATION	2,8	41,952	35,763

OTHER:
Accounts receivable		222,344	224,681
Goodwill	2,8	591,870	339,134
Deferred tax asset, net	12	38,969	30,851
Other assets	5,8	71,213	32,475

Total other assets		924,396	627,141

TOTAL ASSETS		$2,013,325	$1,874,850

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable		$15,713	$13,796
Accrued expenses	7	68,497	70,260
Accrued bonuses and commissions		42,235	16,945
Income taxes payable		16,314	24,646
Deferred revenue		469,834	409,410
Liabilities held for sale	3		26,470

Total current liabilities		612,593	561,527

DEFERRED REVENUE		398,515	378,094

ACCRUED EXPENSES	7	33,193	30,111

DEFERRED TAX LIABILITY, NET	12	55,211	24,470

Total liabilities		1,099,512	994,202

COMMITMENTS AND CONTINGENCIES	14

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value — authorized 5,000,000 shares	10
Common stock, $.01 par value — authorized 1,600,000,000 shares; issued and outstanding 224,982,171 and 241,798,493 shares in 2010 and 2009, respectively	10,15	2,250	2,418
Additional paid-in capital		606,484	628,955
Retained earnings		305,441	249,897
Accumulated other comprehensive loss		(362)	(622)

Total shareholders’ equity		913,813	880,648

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$2,013,325	$1,874,850

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Data)

	Notes	2010	2009	2008
REVENUES:
Software license fees		$194,504	$219,634	$297,506
Maintenance and subscription fees		456,343	479,480	476,374
Professional services fees		241,332	391,341	455,731

Total revenues		892,179	1,090,455	1,229,611

OPERATING EXPENSES:
Cost of software license fees		15,430	24,491	30,475
Cost of maintenance and subscription fees		42,555	41,877	46,300
Cost of professional services		216,861	368,030	413,921
Technology development and support		91,245	86,453	101,132
Sales and marketing		222,447	226,408	267,800
Administrative and general		164,633	148,019	182,488
Restructuring costs	7	7,960	10,037	42,645
Gain on divestiture of product lines		(52,351)

Total operating expenses		708,780	905,315	1,084,761

INCOME FROM OPERATIONS		183,399	185,140	144,850

OTHER INCOME (EXPENSE)
Interest income		4,970	10,776	19,910
Settlement	14	20,734	17,943	16,160
Other	5	17	(1,138)	(528)

Other income, net		25,721	27,581	35,542

INCOME BEFORE INCOME TAXES		209,120	212,721	180,392

INCOME TAX PROVISION	12	68,314	73,074	45,998

NET INCOME		$140,806	$139,647	$134,394

Basic earnings per share	11	$0.61	$0.56	$0.47

Diluted earnings per share	11	$0.60	$0.55	$0.47

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED MARCH 31, 2010, 2009 and 2008
(In Thousands, Except Share Data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income/(Loss)	Equity	Income
BALANCE AT APRIL 1, 2007	303,031,787	$3,030	$673,660	$444,159	$11,299	$1,132,148
Net income				134,394		134,394	$134,394
Foreign currency translation, net of tax					7,818	7,818	7,818

Comprehensive income							$142,212

Issuance of common stock and related tax benefit	476,765	5	4,044			4,049
Repurchase of common stock	(48,961,919)	(490)	(117,910)	(315,430)		(433,830)
Acquisition tax benefits			5,090			5,090
Exercise of employee stock options and related tax benefit (Note 15)	7,091,850	71	67,107			67,178
Stock option compensation			11,553			11,553
Adjustment to initially adopt FIN 48 (Note 12)				(1,369)		(1,369)

BALANCE AT MARCH 31, 2008	261,638,483	2,616	643,544	261,754	19,117	927,031
Net income				139,647		139,647	$139,647
Foreign currency translation, net of tax					(19,739)	(19,739)	(19,739)

Comprehensive income							$119,908

Issuance of common stock and related tax benefit	404,567	4	3,092			3,096
Repurchase of common stock	(21,586,560)	(216)	(54,322)	(151,504)		(206,042)
Acquisition tax benefits			5,059			5,059
Exercise of employee stock options and related tax benefit (Note 15)	1,342,003	14	11,114			11,128
Stock awards compensation			15,637			15,637
Director phantom stock conversion (Note 14)			4,831			4,831

BALANCE AT MARCH 31, 2009	241,798,493	2,418	628,955	249,897	(622)	880,648
Net income				140,806		140,806	$140,806
Foreign currency translation, net of tax					260	260	260

Comprehensive income							$141,066

Issuance of common stock and related tax benefit	316,218	3	2,235			2,238
Repurchase of common stock	(17,944,859)	(179)	(47,500)	(85,262)		(132,941)
Acquisition tax benefits			880			880
Exercise of employee stock options and related tax benefit (Note 15)	812,319	8	4,470			4,478
Stock awards compensation			17,444			17,444

BALANCE AT MARCH 31, 2010	224,982,171	$2,250	$606,484	$305,441	$(362)	$913,813

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2010, 2009 and 2008
(In Thousands)

	2010	2009	2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$140,806	$139,647	$134,394
Adjustments to reconcile net income to cash provided by operations:
Gain on divestiture of product lines	(52,351)
Depreciation and amortization	44,997	53,129	55,167
Asset impairments	1,567	662	6,854
Acquisition tax benefits	880	5,059	5,090
Stock award compensation	17,444	15,637	11,553
Deferred income taxes	12,141	4,986	(2,022)
Other	362	413	1,474
Net change in assets and liabilities, net of effects from acquisitions, divestiture and currency fluctuations:
Accounts receivable	64,487	17,853	(64,019)
Prepaid expenses and other current assets	(4,470)	3,555	(7,120)
Other assets	(2,666)	(3,641)	640
Accounts payable and accrued expenses	(1,040)	(29,623)	(837)
Deferred revenue	17,455	4,015	64,875
Income taxes	(13,300)	20,316	28,641

Net cash provided by operating activities	226,312	232,008	234,690

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of:
Businesses, net of cash acquired	(284,393)		(4,649)
Property and equipment	(9,576)	(17,943)	(10,498)
Capitalized software	(9,778)	(15,072)	(14,359)
Net proceeds from divestiture of product lines	64,992
Investment proceeds		70,212	106,717

Net cash provided by (used in) investing activities	(238,755)	37,197	77,211

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from borrowings on credit facility	51,000
Payment on credit facility	(51,000)
Net proceeds from exercise of stock options including excess tax benefits	5,475	11,237	67,178
Employee contribution to common stock purchase plans	2,215	2,986	4,066
Repurchase of common stock	(132,941)	(206,042)	(440,988)

Net cash used in financing activities	(125,251)	(191,819)	(369,744)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,479	(15,217)	13,105

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(128,215)	62,169	(44,738)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	278,112	215,943	260,681

CASH AND CASH EQUIVALENTS AT END OF YEAR	$149,897	$278,112	$215,943

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2010, 2009 and 2008
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Compuware Corporation (the “Company”, “Compuware”, “we”, “our” and “us”) develops, markets and supports systems software products designed to improve the performance of information technology (“IT”) organizations. The Company’s software products consist of four major families: Mainframe, Vantage, Changepoint and Uniface; all of which are primarily intended for use by IT organizations and IT service providers. In addition, the Company offers a broad range of professional services, application services and, through the acquisition of Gomez, Inc. in November 2009, web application performance management services (“web performance services”).
The Company’s professional services provide clients with IT portfolio management services, application delivery management services, application outsourcing services and enterprise legacy modernization services. Our professional services group also offers implementation, consulting and training services in tandem with the Company’s product offerings which are referred to as product related services.
The Company’s application services, which are marketed under the brand name “Covisint”, use business-to-business applications to integrate vital business information and processes between partners, customers and suppliers.
The Company’s web performance services are used by enterprises to test and monitor the performance, availability and quality of their web applications, while in development and after deployment.
Application services and web performance services are delivered through software-as-a-service platforms referred to as the application services network and the web performance services network. These networks are independent from each other and deliver their services to customers entirely through on-demand, hosted technology in which a single instance of the software serves all customers.
Our products and services are offered worldwide across a broad spectrum of technologies, including mainframe, distributed and Internet platforms.
Basis of Presentation
The consolidated financial statements include the accounts of Compuware and its wholly owned subsidiaries after elimination of all intercompany balances and transactions. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders’ equity and the disclosure of contingencies at March 31, 2010 and 2009 and the results of operations for the years ended March 31, 2010, 2009 and 2008. While management has based their assumptions and estimates on the facts and circumstances existing at March 31, 2010, final amounts may differ from estimates.

Revenue Recognition
The Company derives its revenue from licensing software products, providing maintenance and support for those products and rendering professional, application and web performance services. The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605 “Revenue Recognition” and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104. Accordingly, in order to be eligible for revenue recognition, the following criteria must be met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.
In the quarter ended December 31, 2009, the Company early adopted Accounting Standards Update (“ASU”) No. 2009-13 “Multiple-Deliverable Revenue Arrangements” and retrospectively applied the guidance as of April 1, 2009 which did not result in adjustments to previously presented periods. ASU No. 2009-13 provides amendments to the criteria in ASC 605 for separating considerations in multiple-deliverable arrangements and establishes a hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available.
The impact of ASU 2009-13 has not been significant for the year ended March 31, 2010. As the Company sells more multiple-deliverable arrangements that combine software products and web performance services in the future, the provisions of this statement will allow for separate accounting of the software license and web performance services fees.
Software license fees
The Company’s software license agreements provide its customers with a right to use its software perpetually (perpetual licenses) or during a defined term (term licenses).
Perpetual license fee revenue is recognized using the residual method, under which the fair value, based on VSOE, of all undelivered elements of the agreement (i.e., maintenance and product related services) is deferred. VSOE is based on rates charged for maintenance and professional services when sold separately. The remaining portion of the fee is recognized as license fee revenue upon delivery of the products, provided that no significant obligations remain and collection of the related receivable is reasonably assured.
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

The Company offers flexibility to customers purchasing licenses for its products and related maintenance. Terms of these transactions range from standard perpetual license sales that include one year of maintenance to large multi-year (generally two to five years), multi-product contracts. The Company allows deferred payment terms on contracts, with installments collectible over the term of the contract. Based on the Company’s successful collection history for deferred payments, license fees (net of any finance fees) are generally recognized as revenue as discussed above. In certain transactions where it cannot be concluded that the fee is fixed or determinable due to the nature of the deferred payment terms, the Company recognizes revenue as payments become due. Financing fees are recognized as interest income over the term of the receivable and amounted to $2.0 million, $2.8 million and $3.4 million for fiscal 2010, 2009 and 2008, respectively.
At March 31, 2010, current accounts receivable includes installments on multi-year contracts totaling $264.2 million due in fiscal 2011. Non-current accounts receivable at March 31, 2010 amounted to $222.3 million, of which approximately $148.6 million, $50.7 million, $17.7 million, $4.9 million and $351,000 are due in fiscal 2012 through fiscal 2016, respectively.
Maintenance and subscription fees
The Company’s maintenance agreements provide for technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released during the maintenance period. The first year of maintenance is included with all license agreements. Maintenance fees are recognized ratably over the term of the maintenance arrangements, which generally range from one to five years.
The Company’s subscription fees relate to arrangements that permit our customers to access and utilize our web performance services. The subscription arrangements do not provide customers the right to take possession of the software at any time, nor do the arrangements contain rights of return. Also, it is not feasible for the customer to run the software on its own hardware. Subscription fees are deferred upon contract execution and are recognized ratably over the term of the subscription.
Professional services fees
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
In addition, revenue associated with the Company’s application services segment is recorded as professional services fees and primarily consists of fees for customers accessing its application services network and other services.
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

Deferred revenue
Deferred revenue consists primarily of billed and unbilled maintenance fees related to the future service period of maintenance agreements in effect at the reporting date. Deferred license, subscription and professional service fees are also included in deferred revenue for those arrangements that are being recognized on a ratable basis. Sales commission costs associated with deferred revenue are also deferred and recorded as current or non-current other assets, as applicable, in the consolidated balance sheets. Long term deferred revenue at March 31, 2010 amounted to $398.5 million, of which approximately $223.8 million, $116.5 million, $39.5 million, $16.2 million and $2.5 million are expected to be recognized during fiscal 2012 through fiscal 2016, respectively.
Collection and remittance of taxes
The Company records the collection of taxes from customers and the remittance of these taxes to governmental authorities on a net basis in its consolidated statements of operations.
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
Changes in the allowance for doubtful account balance for the years ended March 31, 2010, 2009 and 2008 were as follows (in thousands):

Balance at April 1, 2007	$8,930
Increase in allowance charged against income	1,412
Accounts charged against the allowance (1)	(3,913)

Balance at March 31, 2008	6,429
Increase in allowance charged against income	2,747
Accounts charged against the allowance (1)	(1,750)

Balance at March 31, 2009	7,426
Increase in allowance primarily from acquisition	1,034
Accounts charged against the allowance (1)	(2,462)

Balance at March 31, 2010	$5,998

(1)	Write-offs related primarily to accounts deemed uncollectible and maintenance and subscription cancellations.

Property and Equipment
The Company states property and equipment at the lower of cost or fair value for impaired assets. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, which are generally estimated to be 40 years for buildings and three to ten years for furniture and fixtures, computer equipment and software. Leasehold improvements are amortized over the term of the lease, or the estimated life of the improvement, whichever is less.
Capitalized Software
The Company’s capitalized software includes the costs of internally developed software technology and software technology purchased through acquisitions and is stated at the lower of unamortized cost or net realizable value.
The Company follows the guidance of ASC 985-20 “Costs of Software to be Sold, Leased, or Marketed” when capitalizing development costs associated with our software products. As such, capitalization of internally developed software products to be sold begins when technological feasibility of the product is established.
The Company follows the guidance set forth in ASC 350-40 “Internal Use Software” when capitalizing development costs associated with our web performance services and application services networks.
The amortization of capitalized software technology is computed on a project-by-project basis. The annual amortization is the greater of the amount computed using (a) the ratio of current gross revenues compared with the total of current and anticipated future revenues for the software technology or (b) the straight-line method over the remaining estimated economic life of the software technology, including the period being reported on. Amortization begins when the software technology is available for general release to customers. The amortization period for capitalized software is generally three to five years.
Capitalized software is reviewed for impairment each balance sheet date or when events and circumstances indicate an impairment. Asset impairment charges are recorded when estimated future undiscounted cash flows are not sufficient to recover the carrying value of the capitalized software. The impairment charge is the amount by which the present value of future cash flows is less than the carrying value of these assets.
Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are tested for impairment at least once a year or more frequently if management believes indicators of impairment exist. With respect to goodwill, carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired goodwill is reduced to fair value. The impairment test involves a two-step process with Step 1 comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs Step 2 of the goodwill impairment test to determine the amount of impairment loss by comparing the implied fair value of the respective reporting unit’s goodwill with the carrying amount of that goodwill.

Fair Value of Assets and Liabilities
The carrying value of cash equivalents, current accounts receivable and accounts payable approximate their fair value due to the short-term maturities of these instruments. At March 31, 2010, the fair value of non-current receivables was approximately $222.8 million compared to the carrying amount of $222.3 million. At March 31, 2009, the fair value of non-current receivables was approximately $224.4 million compared to the carrying amount of $224.7 million. Fair value is estimated by discounting the future cash flows using the current rate at which the Company would finance a similar transaction.
The Company reports its money market funds and foreign exchange derivatives at fair value on a recurring basis using the following levels of inputs to determine fair value: Level 1 — quoted prices in active markets for identical assets or liabilities; Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2010 and 2009 (in thousands):

	As of March 31, 2010
		Quoted Prices in	Significant
		Active Markets for	Other Observable
	Estimated	Identical Assets	Inputs
	Fair Value	(Level 1)	(Level 2)
Assets:
Cash equivalents — money market funds	$68,691	$68,691

Foreign exchange derivatives	$1		$1

	As of March 31, 2009
		Quoted Prices in	Significant
		Active Markets for	Other Observable
	Estimated	Identical Assets	Inputs
	Fair Value	(Level 1)	(Level 2)
Assets:
Cash equivalents — money market funds	$201,952	$201,952
Liabilities:
Foreign exchange derivatives	$30		$30
For information related to an asset measured at fair value on a non-recurring basis for the year ended March 31, 2010 see “Intangible impairment evaluation” within Note 8 of the consolidated financial statements.

Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.
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
Foreign Currency Translation
The Company’s foreign subsidiaries use their respective local currency as their functional currency. Accordingly, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange at the respective balance sheet dates, and revenues and expenses have been translated at average exchange rates prevailing during the period the transactions occurred. Translation adjustments have been excluded from the results of operations and are reported as accumulated other comprehensive income (loss) within our consolidated statements of shareholders’ equity and comprehensive income.
Foreign Currency Transactions and Derivatives
The Company is exposed to foreign exchange rate risks related to transactions that are denominated in non-local currency (“anticipated transactions”) and current inter-company balances due to and from the Company’s foreign subsidiaries (“inter-company balances”).
The Company enters into derivative contracts to sell or buy currencies with the intent of mitigating foreign exchange rate risks related to inter-company balances. The Company does not use foreign exchange contracts to hedge anticipated transactions.
During fiscal 2010 and fiscal 2009, the Company did not designate its foreign exchange derivatives as hedges under ASC 815 “Derivatives and Hedging”. Accordingly, all foreign exchange derivatives are recognized on the consolidated balance sheets at fair value (see Fair Value of Assets and Liabilities within Note 1 of the consolidated financial statements).
The foreign currency net gains or (losses) associated with our anticipated transactions and inter-company balances for the years ended March 31, 2010, 2009 and 2008 were $(1.8) million, $19.3 million and $(10.1) million, respectively, and were offset by hedging transaction net gains or (losses) from foreign exchange derivative contracts of $(411,000), $(13.0) million and $5.1 million, respectively. These amounts were recorded to “Administrative and general” in the consolidated statements of operations.
At March 31, 2010, the Company had derivative contracts maturing through April 2010 to sell $830,000 and purchase $4.1 million in foreign currencies and had derivative contracts maturing through April 2009 to sell $5.1 million and purchase $5.6 million in foreign currencies at March 31, 2009.

Stock-Based Compensation
The Company accounts for stock based compensation pursuant to ASC 718-10 “Share-Based Payment.”
Stock award compensation expense is recognized, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award, which is the vesting term.
The Company calculates the fair value of stock option awards using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. The expected volatility assumption is based on historical volatility of the Company’s common stock over the most recent period commensurate with the expected life of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the stock option awarded. The expected life of the stock option is based on either historical exercise data if available or the simplified method as described in SAB Topic 14, “Share-Based Payment”. Dividend yields have not been a factor in determining fair value of stock options granted as the Company has never issued cash dividends and does not anticipate issuing cash dividends in the future.
The following is the average fair value per share estimated on the date of grant and the assumptions used for each option granted during fiscal 2010, 2009 and 2008:

	Year Ended March 31,
	2010	2009	2008
Expected volatility	43.94%	54.17%	59.34%
Risk-free interest rate	2.85%	3.23%	4.15%
Expected lives at date of grant (in years)	6.3	6.3	6.8
Weighted average fair value of the options granted	$3.54	$4.27	$6.07
The Company measures the grant date fair value of restricted stock units using the Company’s closing common stock price on the trading date immediately preceding the grant date.
See Note 15 to the consolidated financial statements for a further discussion of stock-based compensation including the impact on net income during the reported periods.
Earnings Per Share (“EPS”)
Basic EPS is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding following the guidance of ASC 718-10 “Share Based Payment.”
Recently Issued Accounting Pronouncements
In December 2009, the FASB ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. This ASU became effective for us on April 1, 2010 and will not have a material impact on our consolidated financial statements.
In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” ASU 2009-13 amends the ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available; (2) third-party evidence if vendor-specific objective evidence is not available; and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. Additionally, ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. The Company early adopted ASU 2009-13 during the quarter ended December 31, 2009 and retrospectively applied the guidance as of April 1, 2009 which did not result in adjustments to previously presented periods.
In June 2009, the FASB issued ASU No. 2009-1 “Topic 105 — Generally Accepted Accounting Principles” (formerly Statement of Financial Accounting Standards No. 168 “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”). This Standard identified the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Effective July 1, 2009, the Codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement only resulted in a revision to references to U.S. GAAP.
In May 2009, the FASB issued ASC No 855 — “Subsequent Events” (formerly SFAS No. 165 “Subsequent Events”) which was amended in February 2010. This ASC establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occur after the balance sheet date. This statement applied for interim and annual periods ended after June 15, 2009.
In April 2008, the FASB issued guidance that amended the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This standard requires a consistent approach between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of an asset. The standard also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. This standard became effective during fiscal 2010 and did not have a material impact on our consolidated financial statements.

2. ACQUISITIONS
Acquisitions are accounted for using the purchase method in accordance with ASC 805, “Business Combinations” and, accordingly, the assets and liabilities acquired are recorded at fair value as of the acquisition date.
Gomez, Inc. acquisition
On November 6, 2009, the Company acquired all of the outstanding capital stock of Gomez, Inc. (“Gomez”), through a merger of Gomez with a wholly owned subsidiary of the Company, for $295 million in cash, plus approximately $1.6 million of direct acquisition costs recorded to “Administrative and general” in the consolidated statements of operations. Gomez is a provider of web application performance management services, which companies use to test and monitor the performance, availability and quality of their web applications and is reported as a separate business segment referred to as “web performance services”.
Assets acquired and liabilities assumed are recorded in the consolidated balance sheet at their fair values as of November 6, 2009. An allocation of the purchase price at the date of acquisition is as follows (in thousands):

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

The Company recorded $251.2 million of goodwill related to the Gomez acquisition. The Company believes this acquisition will improve our results of operations as Gomez’s web performance services complement our enterprise application management products, specifically Vantage, and allow us to offer IT organizations comprehensive solutions that effectively monitor the performance of their enterprise and Internet application systems and provide opportunities to cross-sell Gomez and Vantage solutions. As a result, the Company assigned $218.5 million of goodwill to the web performance services segment and the remaining $32.7 million to the products segment.
The significant factors that contributed to the Company recording goodwill associated with this acquisition was the following: (1) retention of research and development personnel with the skills to develop future web application experience management technology; (2) retention of personnel to provide support services related to the technology acquired; (3) a sales force capable of selling current and future acquired services; and (4) the opportunity to sell the Company’s enterprise application management products to Gomez’s existing customers. The goodwill resulting from the transaction is not deductible for tax purposes.
A summary of the identifiable intangible assets acquired, useful life and amortization method is as follows (in thousands):

	Purchase	Useful
	Price	Life	Amortization
	Allocation	(in Years)	Method
Developed technology	$11,600	4	Straight Line
Customer relationships	34,800	10	Straight Line
Patents	2,400	2	Straight Line
Trademarks	2,000	3	Straight Line

Total intangible assets acquired	$50,800

The following unaudited pro forma financial information presents the combined results of operations of Compuware and Gomez as if the acquisition had occurred as of the beginning of each of the fiscal periods presented and includes relevant pro forma adjustments, including amortization charges for the acquired intangible assets. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place at the beginning of each of the fiscal periods presented (in thousands):

	Year Ended March 31,
	2010	2009
Pro forma revenue	$924,835	$1,140,689

Pro forma net income	140,346	139,988
For financial results related to our web performance services segment since the date of acquisition see Note 13 to the consolidated financial statements.
The purchase price was funded with the Company’s existing cash resources and borrowings of $15 million under its credit facility, which was repaid during fiscal 2010.
Hilgraeve, Inc. acquisition
In February 2008, the Company acquired certain assets and liabilities of Hilgraeve, Inc. (“Hilgraeve”), a privately held company, for approximately $4.6 million in cash. Hilgraeve developed an on-demand collaboration platform for lab and prescription data sharing that allows physician practices to rapidly connect to the Covisint application services network and securely share key patient information, reducing the cost and improving the quality of healthcare. The purchase price exceeded the fair value of the acquired assets and liabilities assumed by $3.3 million, which was recorded to goodwill. Intangible assets subject to amortization totaled $1.5 million, of which $1.1 million and $260,000, respectively, related to purchased software and customer relationships, each with a useful life of five years. The remaining intangible asset, a non-compete agreement, had a useful life of two years.

3. DIVESTITURES
Quality and DevPartner divestiture
In May 2009, the Company sold its Quality and DevPartner distributed product lines to Micro Focus International PLC (“Micro Focus”) for $80 million, less certain adjustments relating to cash collected or invoiced for future maintenance and professional services obligations assumed by Micro Focus as discussed below.
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
The Company recorded a gain on divestiture of $52.4 million to operating expenses during the first quarter of fiscal 2010 (in thousands):

Sales price	$80,000
Credit issued to Micro Focus (1)	(15,008)

Net proceeds from divestiture of product lines	64,992

Assets and liabilities:
Capitalized software	(17,589)
Goodwill (2)	(9,733)
Accounts receivable (1)	(9,098)
Deferred revenue (1)	25,458
Other	(1,679)

Gain on divestiture of product lines	$52,351

(1)	As of the transaction date, deferred revenue associated with Quality and DevPartner products was $25.5 million related to future maintenance and professional services that became the obligation of Micro Focus. The Company issued a $15.0 million credit (net of an administrative fee) to Micro Focus for the previously collected or invoiced portion of deferred revenue at the date of close. The remaining $9.1 million in unbilled accounts receivable will be either collected by the Company and remitted to Micro Focus, net of an administrative fee, or assigned to Micro Focus. A liability for this $9.1 million was recorded to accounts payable upon the closing date of the sale. As of March 31, 2010, the uncollected accounts receivable and related payable balance was $1.7 million.

(2)	The goodwill adjustment of $9.7 million represents the fair value of the Quality and DevPartner product lines in relation to the fair value of the products segment.

As a result of entering into a letter of intent in March 2009, the following assets and liabilities associated with the Quality and DevPartner product lines were reflected as held for sale as of March 31, 2009 (in thousands):

Assets:
Prepaid expenses and other current assets	$215
Property and equipment, less accumulated depreciation and amortization	345
Capitalized software, less accumulated amortization	17,061
Goodwill	9,733

Total assets held for sale	$27,354

Liabilities:
Current deferred revenue	$20,008
Non-current deferred revenue	6,462

Total liabilities held for sale	$26,470

The Quality and DevPartner product lines represent a portion of the products segment. Because the Company’s products segment does not account for operating expenses on a product-by-product basis, operating expenses cannot be directly associated with specific product lines. Therefore, the Quality and DevPartner product lines were not reported as a discontinued operation in the Consolidated Financial Statements.
Employee transition agreement
In the first quarter of fiscal 2009, the Company transitioned the employment of 170 of its professional services staff to a customer which resulted in the Company recording a $5.6 million gain against “Administrative and general” in the consolidated statements of operations.

4. PROPERTY AND EQUIPMENT
Property and equipment, summarized by major classification, was as follows (in thousands):

	March 31,
	2010	2009
Buildings and improvements	$372,276	$371,841
Leasehold improvements	20,477	18,452
Furniture and fixtures	76,507	77,229
Computer equipment and software	68,987	67,914

	538,247	535,436

Less accumulated depreciation and amortization	196,551	182,254

Net property and equipment	$341,696	$353,182

During fiscal 2008, the Company incurred a property and equipment impairment charge of $3.0 million resulting from the consolidation of certain development facilities associated with the fiscal 2008 restructuring plan. The impairment charge was included in “Restructuring costs” in the consolidated statements of operations (see Note 7 to the consolidated financial statements for additional information).
Depreciation and amortization of property and equipment totaled $26.5 million, $27.0 million and $29.0 million for the years ended March 31, 2010, 2009 and 2008, respectively.
5. INVESTMENTS IN PARTIALLY OWNED COMPANIES
The Company continues to hold a 33.3% interest in CareTech Solutions, Inc. (“CareTech”), which provides information technology outsourcing for healthcare organizations including data, voice, applications and data center operations. This investment is accounted for under the equity method.
At March 31, 2010 and 2009, the Company’s carrying value of its investments in and advances to CareTech was $12.2 million and $13.2 million, respectively. Included in the net investment at March 31, 2010 and 2009, was a note receivable with a basis of $4.1 million and $6.3 million, respectively, and accounts receivable due from CareTech of $5.4 million and $4.8 million, respectively. The note is payable in quarterly installments through January 2012 and bears interest at 5.25%.
The Company reviewed CareTech’s financial condition at March 31, 2010 and 2009 and concluded that no impairment charge or valuation allowance related to its investment in CareTech was warranted. For the years ended March 31, 2010, 2009 and 2008, the Company recognized income of $618,000, $468,000 and $417,000, respectively, from its investment in CareTech.
Professional services revenue for the years ended March 31, 2010, 2009 and 2008 included $23.8 million, $26.0 million and $25.6 million, respectively, from services provided for CareTech customers on a subcontractor basis.
On March 30, 2007, the Company sold its 49% interest in ForeSee Results, Inc. (“ForeSee”) which was incorporated in October 2001 to provide online customer satisfaction management. As part of the transaction, the notes due the Company were modified to increase the interest rate to 10.25% and to extend the payment terms of the notes. The remaining outstanding balance of $5.6 million at March 31, 2010 will become due (with interest) on March 30, 2012. The notes are subordinate in payment rights to certain third party financing obtained by ForeSee in connection with the transaction.

6. RELATED PARTY TRANSACTIONS
The Company sells and purchases products and services to and from companies associated with certain officers or directors of the Company including the following:
Peter Karmanos, Jr., Chairman of the Board, is a shareholder of Compuware Sports Corporation (“CSC”). CSC operates an amateur hockey program in Southeastern Michigan. On September 8, 1992, the Company entered into a Promotion Agreement with CSC to promote the Company’s business. The promotion agreement automatically renews each year, unless terminated with 60 days prior notice by either party. Advertising costs related to this agreement were approximately $974,000 for the year ended March 31, 2010 and $840,000 for each of the years ended March 31, 2009 and 2008. These costs are included in “Sales and marketing” in the consolidated statements of operations.
Peter Karmanos, Jr. has a significant ownership interest in entities that own and/or manage various sports arenas. The Company entered into an advertising agreement with one arena to promote the Company’s business, including the right to name the arena “Compuware Arena”. The Company also rents suites and places advertising at the arenas. Total costs related to these agreements were approximately $707,000, $590,000 and $420,000 for the years ended March 31, 2010, 2009 and 2008, respectively. These costs are included in “Sales and marketing” in the consolidated statements of operations.

7. RESTRUCTURING CHARGES
The following table summarizes the restructuring activity during fiscal 2010, 2009 and 2008 (in thousands):

	Employee	Facilities Costs		Total
	Termination	(Primarily Lease		Restructuring
	Benefits	Abandonments)	Other	Activity
Accrual at March 31, 2007	$—	$2,419	$—	$2,419
Restructuring charge	33,295	8,199	1,151	42,645
Payments	(25,881)	(2,921)	(1,066)	(29,868)
Non-cash charges	(4,759)	(2,981)		(7,740)

Accrual at March 31, 2008	2,655	4,716	85	7,456
Restructuring charge	8,352	1,482	203	10,037
Payments	(8,757)	(3,927)	(275)	(12,959)
Non-cash charges	(976)			(976)

Accrual at March 31, 2009	1,274	2,271	13	3,558
Restructuring charge	7,598	164	198	7,960
Payments	(6,085)	(1,457)	(189)	(7,731)
Non-cash charges	(977)			(977)

Accrual at March 31, 2010	$1,810	$978	$22	$2,810

Fiscal 2009 and fiscal 2010 restructuring actions
During fiscal 2009 and fiscal 2010, the Company incurred restructuring charges of $10.0 million and $8.0 million, respectively, associated with the following initiatives: (1) aligning the professional services segment headcount and operating expenses after initiating a plan to exit low-margin engagements and (2) increasing the operating efficiency of our products segment and administrative and general business processes with the goal of reducing operating expenses.
During the second half of fiscal 2009, the professional services segment’s business model was realigned resulting in the Company exiting engagements considered low-margin or unprofitable. This change required the Company to undertake restructuring actions to reduce headcount and operating expenses resulting in restructuring charges of $6.3 million and $4.2 million, respectively, during fiscal 2009 and fiscal 2010. Employee termination costs were $5.4 million and $4.0 million, respectively, due to the Company eliminating 748 professional services personnel and management positions.
The second initiative, to increase the operating efficiency of the Company’s products segment and administrative and general business processes, resulted in the Company incurring restructuring charges of $3.7 million and $3.8 million, respectively, during fiscal 2009 and fiscal 2010. Employee termination costs accounted for $3.0 million and $3.6 million, respectively, of the charges due to the elimination of 194 positions within our products segment related to technology and sales and marketing personnel and 86 corporate administrative and general positions.
As part of these initiatives, full or partial closing of seven offices occurred during fiscal 2009, resulting in lease abandonment charges of $1.3 million. The remaining facilities charges for fiscal 2009 and fiscal 2010 primarily related to changes in sublease income assumptions associated with leased facilities that were abandoned in previous restructuring initiatives.

At this time, there are no initiatives that will require the Company to incur restructuring charges; however unanticipated future conditions or events may require the Company to reassess the need for further restructuring initiatives.
Fiscal 2008 restructuring actions
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
Restructuring accrual
As of March 31, 2010, $2.2 million of the restructuring accrual was recorded in current “accrued expenses” with the remaining balance of $632,000 recorded in long-term “accrued expenses” in the consolidated balance sheets.
The accruals for employee termination benefits at March 31, 2010 primarily represent the amounts to be paid to employees that have been terminated as a result of initiatives described above.
The accruals for facilities costs at March 31, 2010 represent the remaining fair value of lease obligations for exited and demised locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2014. Projected sublease income is based on management’s estimates, which are subject to change.

8. GOODWILL AND INTANGIBLE ASSETS
The components of the Company’s intangible assets were as follows (in thousands):

	March 31, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Unamortized intangible assets:
Trademarks	$4,429		$4,429

Amortizable intangible assets:
Capitalized software	$312,509	$(270,557)	$41,952
Customer relationship agreements	46,772	(12,051)	34,721
Other	10,896	(7,243)	3,653

Total amortized intangible assets	$370,177	$(289,851)	$80,326

	March 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Unamortized intangible assets:
Trademarks	$5,784		$5,784

Amortizable intangible assets:
Capitalized software	$317,569	$(281,806)	$35,763
Customer relationship agreements	13,218	(10,751)	2,467
Non-compete agreements	2,561	(2,516)	45
Other	6,849	(6,684)	165

Total amortized intangible assets	$340,197	$(301,757)	$38,440

Unamortized Trademarks
The Company’s unamortized trademarks were acquired as part of the Covisint and Changepoint acquisitions in fiscal 2004 and fiscal 2005. These trademarks are deemed to have an indefinite life and therefore are not being amortized. The decline in trademarks from March 31, 2009 to March 31, 2010 was due to an impairment charge related to a Changepoint tradename. See “Intangible impairment evaluation” section within this footnote for additional information.
Capitalized Software
The Company’s capitalized software includes the costs of internally developed software technology (“capitalized internal software cost”) and software technology purchased through acquisitions (“purchased software”). Net purchased software included in capitalized software at March 31, 2010 and 2009 was $13.2 million and $5.2 million, respectively, with the increase attributable to the acquisition of Gomez in November 2009.
Research and development (“R&D”) costs include primarily the cost of programming personnel and amounted to $65.8 million, $64.3 million and $76.2 million, respectively, during fiscal 2010, 2009 and 2008 of which $9.8 million, $15.1 million and $14.4 million, respectively, was capitalized for internally developed software technology. R&D costs related to our software products and web performance services network are reported as “Technology development and support” in the consolidated statements of operations and for our application services network, the costs are reported as “Cost of professional services”.
During fiscal 2008, the Company recorded a capitalized internal software cost impairment charge of $3.9 million associated with certain of its DevPartner and OptimalJ products due to declining demand for this technology. This charge related to our products segment and was recorded to “Cost of software license fees” in the consolidated statements of operations.
Customer relationship agreements
The Company’s customer relationship agreements were acquired as part of recent acquisitions with the increase in the balance for fiscal 2010 due to the acquisition of Gomez in November 2009. The customer relationship agreements are being amortized over periods up to ten years.
Other amortized intangible assets
Other amortized intangible assets include amortizable trademarks and patents associated with recent acquisitions and are being amortized over periods up to three years. The increase in the balance from March 31, 2009 to March 31, 2010 was due to trademarks and patents acquired as part of the Gomez acquisition in November 2009.
Amortization of intangible assets
Amortization expense of intangible assets for the years ended March 31, 2010, 2009 and 2008 was $18.5 million, $26.1 million and $26.1 million, respectively, of which $11.0 million, $15.9 million and $15.4 million, respectively, relates to capitalized internal software cost amortization and was primarily reported as “Cost of software license fees” in the consolidated statements of operations.
Estimated future amortization expense, based on identified intangible assets at March 31, 2010, is expected to be as follows (in thousands):

	Year Ended March 31,
	2011	2012	2013	2014	2015	Thereafter
Capitalized software	$14,701	$12,046	$8,697	$5,360	$1,128	$20
Customer relationships	4,343	3,884	3,527	3,480	3,480	16,007
Non-compete agreements	1,867	1,386	400

Total	$20,911	$17,316	$12,624	$8,840	$4,608	$16,027

Goodwill
Changes in the carrying amounts of goodwill for the years ended March 31, 2010 and 2009 were as follows (in thousands):

		Web
		Performance	Professional	Application
	Products	Services	Services	Services	Total
Balance at March 31, 2008, net	$202,502	$—	$142,294	$11,471	$356,267
Assets held for sale reclassification (1)	(9,733)				(9,733)
Adjustments to previously recorded purchase price (2)	(373)			61	(312)
Effect of foreign currency translation	(5,230)		(1,858)		(7,088)

Balance at March 31, 2009, net	187,166	—	140,436	11,532	339,134
Acquisitions (3)	32,653	218,523			251,176
Effect of foreign currency translation	570		990		1,560

Balance at March 31, 2010, net	$220,389	$218,523	$141,426	$11,532	$591,870

(1)	The assets held for sale reclassification from goodwill relates to the divestiture of the Company’s Quality and DevPartner product lines and is based on the fair value of these product lines in relation to the fair value of the products segment. See Note 3 to the consolidated financial statements for additional information regarding this divestiture.

(2)	The adjustment to goodwill in fiscal 2009 primarily relates to pre-acquisition tax contingency adjustments.

(3)	The Company acquired Gomez in November 2009. See Note 2 to the consolidated financial statements for additional information regarding this acquisition.
Intangible impairment evaluation
The Company evaluated its goodwill and other intangible assets for all reporting segments as of March 31, 2010 and 2009. There was no impairment except for the intangible asset associated with the Changepoint trademark.
As of March 31, 2010, the Changepoint trademark was determined to be impaired resulting in a $1.6 million write-down to reflect the asset at fair value of $4.1 million. The impairment was recorded to “Administrative and general” in the consolidated statements of operations. The Company used the “relief from royalty” income approach in determining the fair value of the trademark which estimates the portion of a company’s earnings attributable to a trademark based upon the royalty rate the company would have paid for the use of the trademark if it did not own it. This measurement is considered a level 3 input under the fair value hierarchy (see “Fair Value of Assets and Liabilities” within Note 1 for fair value hierarchy descriptions).
When performing the goodwill impairment evaluation, the Company determined the fair value of each reporting unit using a discounted cash flow analysis supported by market multiples of revenue. The evaluation resulted in a fair value that exceeded each segments’ carrying value as of March 31, 2010 and 2009.

9. DEBT
The Company had no long term debt at March 31, 2010 and 2009.
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
The credit facility contains various covenant requirements, including limitations on liens; indebtedness; mergers, consolidations and acquisitions; asset sales; dividends; investments, loans and advances from the Company; transactions with affiliates; and limits additional borrowing outside of the facility to $250 million. The credit facility is also subject to maximum total debt to EBITDA and minimum fixed charge coverage financial covenants. The Company was in compliance with the covenants under the credit facility at March 31, 2010.
Any borrowings under the credit facility bear interest at the prime rate or the Eurodollar rate plus the applicable margin (based on the level of maximum total debt to EBITDA ratio), at the Company’s option. The Company pays a quarterly facility fee on the credit facility based on the applicable margin grid.
The Company incurs interest expense primarily related to the accrual for certain abandoned leases. Cash paid for interest totaled approximately $1.2 million, $1.6 million and $1.1 million during fiscal 2010, 2009 and 2008, respectively.

10. CAPITAL STOCK
Preferred Stock Purchase Rights
The Company entered into a Rights Agreement with Equiserve Trust Company, N.A., now known as Computershare Trust Company N.A., as Rights Agent, in October 2000 (as subsequently amended, the “rights plan”). The rights plan was adopted to discourage abusive, undervalued and other undesirable attempts to acquire control of the Company by making acquisitions of control that are not approved by the Company’s Board of Directors economically undesirable for the acquirer. Pursuant to the rights plan, each share of the Company’s common stock has attached to it one right, which initially represents the right to purchase one two-thousandth of a share of Series A Junior Participating Preferred Stock (a right) for $40. The rights are not exercisable until (1) the first public announcement that a person or group has acquired, or obtained the right to acquire, except under limited circumstances, beneficial ownership of 20% or more of the outstanding common stock; or (2) the close of business on the tenth business day (or such later date as the Company’s Board of Directors may determine) after the commencement of a tender or exchange offer the consummation of which would result in a person or group becoming the beneficial owner of 20% or more of the outstanding common stock. If a person or group becomes a beneficial owner of 20% or more of the outstanding common stock, each right converts into a right to purchase multiple shares of common stock of the Company, or in certain circumstances securities of the acquirer, at a 50% discount from the then current market value. In connection with the rights plan, the Company has designated 800,000 shares of its 5,000,000 shares of authorized but unissued Preferred Stock as “Series A Junior Participating Preferred Stock.” The rights are redeemable for a specified period at a price of $0.001 per right and expire on May 9, 2012, unless extended or earlier redeemed by the Board of Directors.
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
The Discretionary Plan authorizes management to regularly evaluate market conditions for an opportunity to repurchase common stock at its discretion within the parameters established by the Board. The authorizations and repurchases under this plan were as follows (in thousands):

					Balance Remaining
		Common Shares			for Future
Date	Amount	Acquired During Fiscal			Purchases at
Authorized	Authorized	2008	2009	2010	March 31, 2010
December 2006	$200,000	11,673
August 2007	$200,000	23,285
February 2008	$750,000	2,687	20,287	17,945	$403,920
The 2006 and 2009 10b5-1 Plans (“10b5-1 Plans”) provided for the repurchase of up to 50 million and 14 million shares, respectively, of the Company’s common stock based upon predetermined price, volume and timing conditions set forth in the plans in accordance with Rule 10b5-1(c) of the Securities Exchange Act of 1934. During fiscal 2010, the Company did not purchase any common shares under the 10b5-1 Plans. During fiscal 2009 and fiscal 2008, the Company repurchased 1.3 million and 11.3 million common shares, respectively, for an aggregate committed amount of $13.5 million and $109.7 million, respectively, under the 10b5-1 Plans ($7.2 million of the fiscal 2007 committed amount was paid in fiscal 2008).

11. EARNINGS PER COMMON SHARE
Earnings per common share (“EPS”) data were computed as follows (in thousands, except for per share data):

	Year Ended March 31,
	2010	2009	2008
Basic earnings per share:
Numerator: Net income	$140,806	$139,647	$134,394

Denominator:
Weighted-average common shares outstanding	232,634	250,916	286,402

Basic earnings per share	$0.61	$0.56	$0.47

Diluted earnings per share:
Numerator: Net income	$140,806	$139,647	$134,394

Denominator:
Weighted-average common shares outstanding	232,634	250,916	286,402
Dilutive effect of stock awards	1,931	1,486	1,226

Total shares	234,565	252,402	287,628

Diluted earnings per share	$0.60	$0.55	$0.47

During the years ended March 31, 2010, 2009 and 2008, stock awards to purchase approximately 26.2 million, 19.3 million and 25.4 million shares, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

12. INCOME TAXES
Income before income taxes and the income tax provision include the following (in thousands):

	Year Ended March 31,
	2010	2009	2008
Income before income taxes:
U.S.	$192,030	$195,943	$154,349
Foreign	17,090	16,778	26,043

Total income before income taxes	$209,120	$212,721	$180,392

Income tax provision
Current:
U.S. Federal	$54,217	$47,917	$33,330
Foreign	11,521	5,937	19,118
U.S. State	2,957	2,299	2,829

Total current tax provision	68,695	56,153	55,277

Deferred:
U.S. Federal	7,278	7,213	19,005
Foreign	(2,234)	1,568	(3,548)
U.S. State	(5,425)	8,140	(24,736)

Total deferred tax provision (benefit)	(381)	16,921	(9,279)

Total income tax provision	$68,314	$73,074	$45,998

The Company’s income tax expense differed from the amount computed on pre-tax income at the U.S. federal income tax rate of 35% for the following reasons (in thousands):

	Year Ended March 31,
	2010	2009	2008
Federal income tax at statutory rates	$73,192	$74,452	$63,137
Increase (decrease) in taxes:
State income taxes, net	2,747	1,273	1,718
Settlement of prior year tax matters		(1,024)
Taxes relating to foreign operations	1,361	(3,446)	891
Tax credits (1)	(1,662)	(3,995)	(21,507)
Foreign reorganization (2)	(32,319)
Valuation allowance (3)	28,360	6,049	2,859
Other, net (4)	(3,365)	(235)	(1,100)

Provision for income taxes	$68,314	$73,074	$45,998

(1)	On July 12, 2007, the State of Michigan enacted the Michigan Business Tax (“MBT”) as a replacement for the Single Business Tax (“SBT”), which expired at December 31, 2007. The MBT took effect on January 1, 2008 and is comprised of two components: an income tax and a modified gross receipts tax. The two components of the MBT are considered income taxes subject to the accounting provisions of ASC 740 “Income Taxes”.

As a result of the MBT enactment, the Company recorded an income tax benefit of approximately $15.0 million during fiscal 2008. This benefit related primarily to the recognition of a deferred tax asset for Brownfield Redevelopment credits that are available to offset MBT liabilities through fiscal 2022. The Brownfield Redevelopment credits were previously available to reduce the Company’s

SBT liabilities. Prior to the MBT enactment, these credits were not recorded as a deferred tax asset since the Company did not account for the SBT as an income tax.

(2)	A deferred tax benefit of $32.3 million was recorded in fiscal 2010 due to capital loss carryforwards generated from a foreign tax reorganization that occurred during fiscal 2010. These capital loss carryforwards can only be offset by capital gains within the foreign jurisdiction, which the Company believes is less than more likely than not to occur. Therefore, the Company recorded a valuation allowance equal to the deferred tax benefit.

(3)	During fiscal 2010, the Company recorded a $32.3 million valuation allowance against the capital gains carryforward deferred tax asset that was created from the tax reorganization as noted above; partially offset by the release of valuation allowances related to Brownfield Redevelopment tax credit carryforward deferred tax assets (“Brownfield tax credit carryforward asset”) in the amount of $4.1 million. Due to certain events and circumstances that occurred during these periods, including the acquisition of Gomez, the Company adjusted the carrying value of the Brownfield tax credit carryforward asset to its more likely than not realizable value.

During fiscal 2009, the Company recorded a $6.0 million valuation allowance against its Brownfield tax credit carryforward asset. On January 9, 2009, the State of Michigan amended the MBT with an effective date of January 1, 2008. The amendment impacts future taxable income under MBT, therefore the Company evaluated its ability to realize the Brownfield tax credit carryforward assets before their expiration dates and adjusted the carrying value of the asset to its more likely than not realizable value.

During fiscal 2008, the Company assessed the ability to utilize its tax credits prior to expiration and recorded a valuation allowance of $2.9 million to reduce the carrying value of the deferred tax asset associated with these tax credit carryforwards to the more likely than not realizable value.

(4)	During the fourth quarter of fiscal 2010, the Company identified a carryforward component of an income tax receivable that existed at March 31, 2009 resulting in a $3.0 million benefit which was corrected during the fourth quarter of fiscal 2010. The Company has considered both the qualitative and quantitative effects of this error on the financial statements for the fiscal year ended March 31, 2009, as well as the qualitative and quantitative effects of including the error correction in the fourth quarter of fiscal 2010 and fiscal year ended March 31, 2010 and has concluded that the effects on the financial statements are not material.

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities were as follows (in thousands):

	March 31,
	2010	2009
Deferred tax assets:
Deferred revenue	$35,030	$31,232
Amortization of intangible assets	19,584	25,497
Accrued expenses	29,540	25,206
Net operating loss carryforwards	19,870	10,544
Other tax carryforwards	51,445	24,198
Other	14,028	14,738

	169,497	131,415
Less valuation allowance	40,793	8,908

Net deferred tax assets	128,704	122,507
Current portion	48,060	39,099

Long term portion	$80,644	$83,408

Deferred tax liabilities:
Amortization of intangible assets	$53,643	$32,732
Capitalized research and development costs	12,811	17,217
Depreciation	28,056	27,803
Other	4,150	1,015

Total deferred tax liabilities	98,660	78,767
Current portion	1,774	1,740

Long term portion	$96,886	$77,027

At March 31, 2010, the Company had net operating loss, capital loss and tax credit carryforwards for income tax purposes of $71.3 million that expire in the tax years as follows (in thousands):

	March 31,
	2010	Expiration
U.S. federal net operating losses	$8,563	2012 - 2030
Non-U.S. net operating losses	11,231	Indefinite
Non-U.S. net operating losses	76	2016 - 2018
Non-U.S. capital loss carryforwards	32,319	Indefinite
Non-U.S. tax credit carryforwards	12	2011 - 2019
U.S. state & local tax credit carryforwards	729	Indefinite
U.S. state & local tax credit carryforwards	18,385	2011 - 2022

	$71,315

The Company follows ASC 740 “Income Taxes” which includes the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) that became effective April 1, 2007. This Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company recorded a $1.4 million increase in the liability for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment to retained earnings, during fiscal 2008.

The amount of gross unrecognized tax benefits was $22.1 million, $16.1 million and $15.0 million, respectively, as of March 31, 2010, 2009 and 2008 of which, $17.3 million, $12.4 million and $11.8 million, respectively, net of federal benefit, would favorably affect the Company’s effective tax rate if recognized in future periods.
At March 31, 2009 and 2008, the Company recorded $523,000 of the liability for uncertain tax positions against deferred tax assets relating to the same jurisdiction. There was no reclassification of liability for uncertain tax positions recorded as of March 31, 2010. The amount recorded as current accrued expenses was $85,000, $87,000 and $5.3 million as of March 31, 2010, 2009 and 2008, respectively; and the amount recorded as non-current accrued expenses was $16.9 million, $10.7 million and $6.7 million, respectively.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended March 31, 2010, 2009 and 2008 (in thousands):

	March 31,
	2010	2009	2008
Unrecognized tax benefit at April 1, 2009	$16,184	$14,956	$12,757
Gross increases to tax positions for prior periods	2,717	3,230	337
Gross increases to tax positions for prior periods related to acquired entities during fiscal 2010	1,260
Gross decreases to tax positions for prior periods	(2,805)	(2,267)	(203)
Gross increases to tax positions for current period	5,258	3,789	2,389
Foreign tax rate differential for prior period	(7)	(2)
Settlements		(3,060)	(39)
Lapse of statute of limitations	(550)	(462)	(285)

Unrecognized tax benefit at March 31, 2010	$22,057	$16,184	$14,956

In accordance with the Company’s accounting policy, interest and penalties related to uncertain tax positions are included in the income tax provision. At March 31, 2010, the Company had an $8.9 million interest payable recorded for the payment of interest and a $7.1 million interest receivable for the receipt of interest. At March 31, 2009, the Company had a $9.3 million interest payable recorded for the payment of interest and a $7.8 million interest receivable for the receipt of interest, which included a $6.4 million balance sheet reclassification that increased the interest receivable and the interest payable. At March 31, 2008, the Company had a $2.9 million interest payable recorded for the payment of interest and a $1.2 million interest receivable for the receipt of interest. The Company recognized $248,000 and $313,000, respectively, of net interest expense during fiscal 2010 and fiscal 2009 and recognized an income tax benefit of $1.1 million during fiscal 2008 for net interest and penalties.
The Company has open tax years, from tax periods 1999 and forward, with various taxing jurisdictions, including the U.S., Brazil and Canada. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations due to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. During fiscal 2011, it is reasonably possible that the Company will settle income tax examinations but the Company does not expect these settlements to have a material impact on its results of operations.
Cash paid for income taxes was $66.1 million, $31.7 million and $12.1 million during fiscal 2010, 2009 and 2008, respectively.

13. SEGMENT INFORMATION
Compuware has four business segments in the software industry: products, web performance services, professional services and application services. The Company’s products and services are offered worldwide to the largest IT organizations across a broad spectrum of technologies, including mainframe, distributed and Internet platforms and provide the following capabilities:
•	Our products and web performance services are designed to enhance the effectiveness of key disciplines throughout IT organizations including application development and delivery, service management and IT portfolio management and the availability and quality of web applications.
•	Our application services use business-to-business applications to integrate vital business information and processes between partners, customers and suppliers.
•	Our IT professional services include IT portfolio management services, application delivery management services, application outsourcing services and enterprise legacy modernization services. Our professional services segment also provides implementation, consulting and training services in tandem with the Company’s product offerings which are referred to as product related services.
The Company evaluates the performance of its segments based primarily on operating profit before administrative and general expenses and other charges. The allocation of income taxes is not evaluated at the segment level. Financial information for the Company’s business segments was as follows (in thousands):

	Year Ended March 31,
	2010	2009	2008
Revenues:
Products:
Mainframe	$435,480	$450,401	$486,687
Distributed	198,515	248,713	287,193

Total product segment revenue	633,995	699,114	773,880
Web performance services segment	16,852
Professional services segment	200,865	356,111	418,559
Application services segment	40,467	35,230	37,172

Total revenues	$892,179	$1,090,455	$1,229,611

Income (loss) from operations:
Product segment (1)	$334,549	$319,885	$328,173
Web performance services segment	(3,028)
Professional services segment	21,927	25,110	43,933
Application services segment	2,544	(1,799)	(2,123)

Subtotal	355,992	343,196	369,983
Administrative and general	(164,633)	(148,019)	(182,488)
Restructuring costs	(7,960)	(10,037)	(42,645)

Income from operations	183,399	185,140	144,850
Other income, net	25,721	27,581	35,542

Income before income taxes	$209,120	$212,721	$180,392

(1)	For the year ended March 31, 2010, income from the products segment includes a $52.4 million gain on divestiture of the Quality and DevPartner product lines (see Note 2 to the consolidated financial statements for additional information).

No single customer accounted for greater than 10% of total revenue during the years ended March 31, 2010, 2009 or 2008, or greater than 10% of accounts receivable at March 31, 2010 or 2009.
The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly such information is not provided.
Financial information regarding geographic operations is presented in the table below (in thousands):

	Year Ended March 31,
	2010	2009	2008
Revenues:
United States	$548,562	$679,373	$769,995
Europe and Africa	237,593	295,621	329,470
Other international operations	106,024	115,461	130,146

Total revenues	$892,179	$1,090,455	$1,229,611

	March 31,
	2010	2009
Long-lived assets:
United States	$936,288	$622,578
Europe and Africa	31,928	29,802
Other international operations	7,302	78,103

Total long-lived assets	$975,518	$730,483

Long-lived assets are comprised of property, plant and equipment, goodwill and capitalized software. Long-lived assets associated with the Quality and DevPartner product lines were reclassified to “Assets held for sale” as of March 31, 2009 and are not included in the above table.

14. COMMITMENTS AND CONTINGENCIES
Contractual obligations
The Company’s contractual obligations primarily relate to various operating lease agreements for office space, equipment and land for various periods that extend through as late as fiscal 2100. Total rent payments under these agreements were approximately $26.0 million, $30.9 million and $37.6 million, respectively, for fiscal 2010, 2009 and 2008. Certain of these lease agreements contain provisions for renewal options and escalation clauses.
The Company also has commitments under various advertising and charitable contribution agreements totaling $15.4 million and $800,000, respectively, at March 31, 2010. Total expense related to these agreements was approximately $7.6 million, $3.7 million and $3.4 million, respectively, for fiscal 2010, 2009 and 2008. The following is a schedule of future minimum commitments (in thousands):

	Payment Due by Period as of March 31,
							2016 and
	Total	2011	2012	2013	2014	2015	Thereafter
Contractual obligations:
Operating leases	$264,843	$22,025	$13,066	$10,070	$8,277	$6,852	$204,553
Other	16,183	6,433	6,250	2,550	450	250	250

Total	$281,026	$28,458	$19,316	$12,620	$8,727	$7,102	$204,803

The Company also leases space within the Company’s headquarters facility to business tenants. Total lease income relating to these spaces totaled $870,000, $1.1 million and $775,000, respectively, for fiscal 2010, 2009 and 2008 which is recorded to “Administrative and general” in the consolidated statements of operations.
The following is a schedule of future minimum lease rental commitments (in thousands):

	Payment Due by Period as of March 31,
							2016 and
	Total	2011	2012	2013	2014	2015	Thereafter
Lease rental commitments	$28,039	$2,164	$4,765	$4,949	$5,155	$5,300	$5,706
The increase in lease rental commitments relates to the Company agreeing to lease approximately 249,000 square feet of its Detroit, Michigan headquarters building to a local business under a five year lease agreement beginning during the fourth quarter of fiscal 2010.
Settlement
In March 2005, the Company settled all of its outstanding litigation with International Business Machines Corporation (“IBM”). Under the settlement agreement and subsequent clarifications, IBM and the Company entered into a business arrangement whereby IBM was committed to purchase software licenses and maintenance from the Company totaling $140 million over five years ending in fiscal 2010 ($20 million in fiscal 2006, $30 million in each of the following four years).
During fiscal 2010, 2009 and 2008, IBM utilized $9.3 million, $12.1 million and $13.8 million, respectively, of their license and maintenance commitment, resulting in an unused commitment balance of $20.7 million, $17.9 million and $16.2 million, respectively, for fiscal 2010, 2009 and 2008. The unused commitment amounts are reported as “Settlement” in the consolidated statements of operations and recognized as income in the fourth quarter of each respective fiscal year. The settlement agreement with IBM expired March 31, 2010.

Legal Matters
From time to time, in addition to the matter identified above, the Company is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business. In accordance with U.S. GAAP, the Company makes a provision for a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes it has valid defenses with respect to the legal matters pending against the Company. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be materially affected by the resolution of one or more of such contingencies.
15. BENEFIT PLANS
Employee Stock Ownership Plan
In July 1986, the Company established an Employee Stock Ownership Plan (“ESOP”) and Trust. Under the terms of the ESOP, the Company may elect to make annual contributions to the Plan for the benefit of substantially all U.S. employees. The contribution may be in the form of cash or Company common stock. The Board of Directors authorizes contributions between a maximum of 25% of eligible annual compensation and a minimum sufficient to cover current obligations of the Plan. There have been no contributions to the ESOP plan in the past three fiscal years. This is a non-leveraged ESOP plan.
Employee Stock Purchase Plan
During fiscal 2002, the shareholders approved international and domestic employee common stock purchase plans under which the Company was authorized to issue up to 15 million shares of common stock to eligible employees. Under the terms of the plan, employees can elect to have up to 10% of their compensation withheld to purchase Company common stock at the close of the offering period. The value of the common stock purchased in any calendar year cannot exceed $25,000 per employee. The purchase price is 95% of the closing market sales price on the market date immediately preceding the last day of the offering period. Effective December 1, 2007, the Company discontinued the plan for employees outside the U.S. and Canada. During fiscal 2010, 2009 and 2008, the Company sold approximately 316,000, 405,000 and 477,000 shares, respectively, to eligible employees under the plan.
Director Phantom Stock Plan
Effective April 1, 2002, the Board of Directors approved the 2002 Directors Phantom Stock Plan (the “Phantom Plan”) for non-employee directors to provide increased incentive to make contributions to the long term growth of the Company, to align the interests of directors with the interests of shareholders, and to facilitate attracting and retaining directors of exceptional ability. The Phantom Plan provided for issuance of rights to receive the value of a share of the Company’s common stock in cash upon vesting which occurs upon the retirement of the director from the Board. Phantom shares were granted automatically at the beginning of each fiscal year and at the discretion of the Board.
In May 2005, the Board of Directors authorized non-employee directors to defer receipt of all or a portion of their director’s fees via a deferred compensation plan. As an alternative to a cash deferral, the plan allows non-employee directors to defer their cash compensation into deferred compensation stock units, which are based upon the price of Compuware’s common stock.
Effective January 1, 2009, the Board of Directors approved the issuance of restricted share units from the Company’s Long Term Incentive Plan to replace the phantom shares and the deferred compensation stock units outstanding as of December 31, 2008, eliminating the need for liability accounting treatment associated with the Phantom Plan and deferred compensation plan. The Company recorded income of

$304,000 and $114,000, respectively, in fiscal 2009 and 2008 related to the phantom share program which was recorded to “Administrative and general” in the consolidated statements of operations.
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
Stock Options Activity
A summary of option activity under the Company’s stock-based compensation plans as of March 31, 2010, and changes during the year then ended is presented below (shares and intrinsic value in thousands):

		Twelve Months Ended
	March 31, 2010
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term in Years	Value
Options outstanding as of April 1, 2009	34,245	$9.59
Granted	1,510	7.54
Exercised	(812)	6.80		$799
Forfeited	(323)	8.78
Cancelled/expired	(5,492)	15.96

Options outstanding as of March 31, 2010	29,128	$8.37	4.39	$16,504

Options vested and expected to vest, net of estimated forfeitures, as of March 31, 2010	27,856	$8.39	4.21	$15,522

Options exercisable as of March 31, 2010	18,999	$8.59	2.45	$9,029
The Company has historically granted options that vested 50% on the anniversary date of the third year and 25% on the fourth and fifth year. Options granted during fiscal 2009 and fiscal 2010 primarily had the following two vesting schedules: (1) vested 30% on the anniversary date of the first and second year and 40% on the third year or (2) vested 20% on each annual anniversary date over five years.
All options were granted at fair market value and expire ten years from the date of grant.
The average fair value of option shares vested during fiscal 2010, 2009 and 2008 were $4.33, $3.90 and $5.11 per share, respectively, and the total intrinsic value of options exercised were $799,000, $3.9 million and $16.7 million, respectively.

Restricted Stock Units and Performance-Based Stock Awards Activity
A summary of non-vested restricted stock units and performance-based stock awards (collectively “Non-vested RSU”) activity under the Company’s LTIP as of March 31, 2010, and changes during the year then ended is presented below (shares and intrinsic value in thousands):

	Twelve Months Ended
	March 31, 2010
		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested RSU outstanding at April 1, 2009	950	$6.58
Granted	2,177	7.28
Vested	—	—
Forfeited	—	—

Non-vested RSU outstanding at March 31, 2010	3,127	$7.07

During fiscal 2010, the Company issued 1.4 million performance-based stock awards (“PSAs”) under the Company’s LTIP to various employees associated with our Covisint business. See “Covisint Corporation 2009 Long-Term Incentive Plan” section within this footnote for more details.
The Company also issued 603,000 restricted stock units to certain employees as part of the fiscal 2010 executive bonus program that vest 25% on each annual anniversary date over four years and issued 209,000 restricted stock units to the Board of Directors for their annual compensation award that will 100% vest in August 2010.
The units are settled by the issuance of one common share for each unit upon vesting and vesting accelerates upon death, disability or a change in control.
Covisint Corporation 2009 Long-Term Incentive Plan
In August 2009, Covisint Corporation (“Covisint”), a subsidiary of the Company, established a 2009 Long-Term Incentive Plan (“2009 Covisint LTIP”) allowing the Board of Directors of Covisint the ability to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or restricted stock unit awards and annual cash incentive awards to employees and directors of Covisint. The 2009 Covisint LTIP reserves 150,000 common shares of Covisint for issuances under this plan.
Since the 2009 Covisint LTIP’s inception, Covisint has granted 109,000 stock options that expire on August 25, 2019. These options will vest only if, prior to August 26, 2015, Covisint completes an initial public offering (“IPO”) or if there is a change of control of Covisint.
The Company granted 1.4 million PSAs from the Company’s 2007 LTIP. These PSAs will vest if Covisint does not complete an IPO or a change of control transaction by August 25, 2015 and the Covisint business meets a pre-defined revenue target for four consecutive calendar quarters ending prior to August 26, 2015.
As of March 31, 2010, the Company has not recorded compensation expense for the Covisint stock options or the PSAs and these awards are not included in the Company’s diluted shares outstanding. Compensation expense will be accounted for in the period it becomes probable that the underlying conditions of the Covisint stock options or PSAs will be met and will be included in the diluted shares outstanding balance in the period the underlying performance conditions are met.

Stock Awards Compensation
For the years ended March 31, 2010, 2009 and 2008, stock awards compensation expense was allocated as follows (dollars in thousands):

	Year Ended March 31,
	2010	2009	2008
Stock awards compensation classified as:

Cost of software license fees	$—	$1	$1
Cost of maintenance fees	402	846	303
Cost of professional services	1,035	2,380	1,320
Technology development and support	1,104	1,746	663
Sales and marketing	6,054	4,890	2,203
Administrative and general	7,872	4,798	1,705
Restructuring Costs	977	976	5,358

Total stock awards compensation expense before income taxes	17,444	15,637	11,553

As of March 31, 2010, total unrecognized compensation cost of $22.7 million, net of estimated forfeitures, related to nonvested equity awards is expected to be recognized over a weighted-average period of approximately 2.58 years.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Quarterly financial information for the years ended March 31, 2010 and 2009 was as follows (in thousands, except for per share data):

	Fiscal 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$214,388	$217,929	$229,864	$229,998	$892,179
Gross profit	142,582	153,917	161,446	159,388	617,333
Operating income (1)	77,683	41,433	36,130	28,153	183,399
Pre-tax income	79,103	42,766	37,206	50,045	209,120
Net income	51,047	27,986	24,412	37,361	140,806
Basic earnings per share	0.21	0.12	0.11	0.17	0.61
Diluted earnings per share	0.21	0.12	0.11	0.16	0.60

	Fiscal 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$298,588	$269,845	$268,667	$253,355	$1,090,455
Gross profit	176,682	153,287	166,175	159,913	656,057
Operating income	50,959	27,291	49,209	57,681	185,140
Pre-tax income	54,180	30,337	51,500	76,704	212,721
Net income	34,732	21,582	34,952	48,381	139,647
Basic earnings per share	0.13	0.08	0.14	0.20	0.56
Diluted earnings per share	0.13	0.08	0.14	0.20	0.55

(1)	During the first quarter of fiscal 2010, the Company divested the Quality and DevPartner product lines resulting in a gain on divestiture of $52.4 million which was reported within operating expenses in the consolidated statements of operations.

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
As of March 31, 2010, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting was effective, as of March 31, 2010, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of March 31, 2010. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Compuware Corporation
Detroit, Michigan
We have audited the internal control over financial reporting of Compuware Corporation and subsidiaries (the “Company”) as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2010 of the Company and our report dated May 27, 2010 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Detroit, Michigan
May 27, 2010
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is contained in the Proxy Statement under the captions “Corporate Governance” (excluding the Report of the Audit Committee), “Election of Directors” and “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is contained in the Proxy Statement under the caption “Compensation of Executive Officers” and “Corporate Governance – Compensation of Directors” and is incorporated herein by reference.
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

The following table sets forth certain information with respect to our equity compensation plans at March 31, 2010 (shares in thousands):

			Number of securities
	Number of securities		remaining available
	to be issued	Weighted-average	for future issuance
	upon exercise of	exercise price of	under equity
	outstanding options	outstanding options	compensation plans
Equity compensation plans approved by security holders	16,254	$8.00	13,857

Equity compensation plans not approved by security holders	12,874	$8.85
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is contained in the Proxy Statement under the caption “Other Matters – Related Party Transactions,” “Corporate Governance – Board of Directors – Director Independence” and Compensation of Executive Officers – Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.
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

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Detroit, State of Michigan on May 27, 2010.

COMPUWARE CORPORATION
By:	/S/ PETER KARMANOS, JR.
Peter Karmanos, Jr.
Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ PETER KARMANOS, JR.	Chairman of the Board, Chief Executive Officer	May 27, 2010
Peter Karmanos, Jr.	And Director (Principal Executive Officer)

/S/ LAURA L. FOURNIER	Executive Vice President, Chief Financial Officer	May 27, 2010
Laura L. Fournier	and Treasurer (Principal Financial Officer)

/S/ ROBERT C. PAUL	Director, President and Chief Operating Officer	May 27, 2010
Robert C. Paul

/S/ DENNIS W. ARCHER	Director	May 27, 2010
Dennis W. Archer

/S/ GURMINDER S. BEDI	Director	May 27, 2010
Gurminder S. Bedi

/S/ WILLIAM O. GRABE	Director	May 27, 2010
William O. Grabe

/S/ WILLIAM R. HALLING	Director	May 27, 2010
William R. Halling

/S/ FAYE A. NELSON	Director	May 27, 2010
Faye A. Nelson

/S/ GLENDA D. PRICE	Director	May 27, 2010
Glenda D. Price

/S/ W. JAMES PROWSE	Director	May 27, 2010
W. James Prowse

/S/ G. SCOTT ROMNEY	Director	May 27, 2010
G. Scott Romney

/S/ RALPH J. SZYGENDA	Director	May 27, 2010
Ralph J. Szygenda

EXHIBITS
The following exhibits are filed herewith or incorporated by reference to the filing indicated with which it was previously filed. Each management contract or compensatory plan or arrangement filed as an exhibit to this report is identified below with an asterisk before the exhibit number. The Company’s SEC file number is 000-20900.

Exhibit
Number	Description of Document
2.6	Agreement and Plan of Merger dated May 6, 2005 by and among Compuware Corporation, Compuware Acquisition Corp., Adlex, Inc., and with respect to Article VIII, Tad Witkowicz, as Shareholder Representative (Company’s Form 8-K filed on May 9, 2005)

2.7	Stock Purchase Agreement by and among Compuware Corporation, Proxima Technology Group, Inc., and each of the shareholders of Proxima Technology Group, Inc. dated as of January 2, 2007 (Company’s Form 8-K filed on January 8, 2007)

2.8	Asset Purchase Agreement between Compuware Corporation and Micro Focus Holdings Limited, dated as of May 5, 2009 (Company’s Form 8-K filed on May 11, 2009)

2.9	Agreement and Plan of Merger by and among Compuware Corporation, Compuware Acquisition Corp., Gomez, Inc. and the Securityholder Committee named therein, dated as of October 6, 2009 (Company’s Form 8-K filed on October 8, 2009)

3.1	Restated Articles of Incorporation of Compuware Corporation, as amended, as of October 25, 2000 (Company’s Form 10-K for fiscal 2001 )

3.2	Amendment to Bylaws of Compuware Corporation, as of November 6, 2008 (Company’s Form 8-K filed on November 25, 2008)

4.0	Rights Agreement dated as of October 25, 2000 between Compuware Corporation and Equiserve Trust Company, N.A., as Rights Agent (Company’s Registration Statement on Form 8-A filed October 26, 2000)

4.6	Amendment To Rights Agreement, dated as of October 29, 2001 (Company’s first Form 8-K filed on May 11, 2006)

4.7	Amendment No. 2 To Rights Agreement, dated as of May 9, 2006 (Company’s first Form 8-K filed on May 11, 2006)

4.8	Amended and Restated Credit Agreement dated May 2, 2003 as of July 27, 2006 (Company’s Form 10-Q for the quarterly period ended June 30, 2006)

4.9	Amendment No. 1, dated as of July 26, 2007, to the Amended and Restated Credit Agreement dated May 2, 2003 as of July 27, 2006 (Company’s Form 10-Q for the quarterly period ended on June 30, 2007)

4.10	Compuware Corporation Revolving Credit Agreement dated as of November 1, 2007 (Company’s Form 10-Q for the quarterly period ended on September 30, 2007)

4.11	Amendment No. 3 to Rights Agreement, dated as of February 2, 2009 (Company’s Form 8-K filed on February 3, 2009)

10.24	Promotion Agreement, dated September 8, 1992, between Compuware Sports Corporation and the Company (Company’s Registration Statement on Form S-1, as amended (Registration No. 33-53652))

*10.37	Fiscal 1998 Stock Option Plan (Company’s Registration Statement on Form S-8 (Registration Statement No. 333-37873))

*10.51	Fiscal 1996 Stock Option Plan (Company’s Form 10-K for fiscal 2000)

10.52	Advertising Agreement, dated December 1, 1996, between Arena Management Company and the Company (Company’s Form 10-K for fiscal 2000)

*10.83	Fiscal 1999 Stock Option Plan (Company’s Form 10-Q for the quarterly period ended December 31, 2000)

*10.85	2001 Broad Based Stock Option Plan (Company’s Registration Statement on Form S-8 (Registration Statement No. 333-57984))

*10.88	First Amendment to 1996 Stock Option Plan (Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997)

*10.90	Phantom Stock Plan (Company’s Form 10-K for fiscal 2003)

Exhibit
Number	Description of Document
*10.91	Nonqualified Stock Option Agreement for Executive Officers (Company’s Form 10-Q for the quarterly period ended September 30, 2004)

*10.92	Nonqualified Stock Option Agreement for Outside Directors (Company’s Form 10-Q for the quarterly period ended September 30, 2004)

*10.93	Phantom Share Award Agreement (Company’s Form 10-Q for the quarterly period ended September 30, 2004)

*10.95	Settlement Agreement dated March 21, 2005 by and among Compuware Corporation and International Business Machines Corporation (Company’s Form 8-K filed on March 21, 2005)

*10.96	First Amendment to the Compuware Corporation 2002 Directors Phantom Stock Plan (Company’s Form 8-K/A filed on May 17, 2005)

*10.97	Amendment Number 1 to Settlement Agreement dated November 29, 2005 by and among Compuware Corporation and International Business Machines Corporation (Company’s Form 8-K filed on November 29, 2005)

*10.98	2005 Non-Employee Directors’ Deferred Compensation Plan (Company’s second Form 8-K filed on May 11, 2006)

*10.99	Executive Incentive Plan – Corporate (Company’s Form 8-K filed on June 6, 2006)

*10.100	Parallel Nonqualified Stock Purchase Plan Arrangement (Company’s Form 10-K for fiscal 2006)

*10.101	Fifth Amendment to the Compuware Corporation ESOP/401(k) Plan (Company’s Form 10-Q for the quarterly period ended June 30, 2006)

*10.102	Post-Retirement Consulting Agreement, dated March 1, 2007, between Compuware Corporation and Peter Karmanos, Jr. (Company’s Form 8-K filed on March 2, 2007)

*10.105	2007 Long Term Incentive Plan (Appendix A to Company’s definitive proxy statement for 2007 annual shareholders meeting filed on July 24, 2007)

*10.106	Form of Stock Option Agreement (5-Year Version) (Company’s Form 8-K filed on April 25, 2008)

*10.107	Form of Stock Option Agreement (3-Year Version) (Company’s Form 8-K filed on April 25, 2008)

*10.109	Form of Compuware Executive Incentive Plan – Corporate as of April 30, 2008 (Company’s Form 10-Q for the quarterly period ended on June 30, 2008)

*10.110	Employee Restricted Stock Unit Award Agreement (Company’s Form 10-Q for the quarterly period ended on September 30, 2008)

*10.111	Amendment to the Consulting/Employment Letter with Peter Karmanos, Jr. (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)

*10.112	W. James Prowse Consulting Agreement dated as of November 17, 2008 (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)

*10.113	Amendment No. 1 to the 2007 Long Term Incentive Plan (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)

*10.114	Amendment No. 2 to the 2002 Directors Phantom Stock Plan (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)

*10.115	Amended and Restated 2005 Non-Employee Directors’ Compensation Plan (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)

*10.116	Form of 2002 Directors Phantom Stock Plan Forfeiture And Replacement Agreement (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)

*10.117	Form of Amended And Restated 2005 Non-Employee Directors Deferred Compensation Plan Forfeiture And Replacement Agreement (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)

*10.118	Form of Director Restricted Stock Unit Grant Agreement (Replacing Directors’ Phantom Stock Units) (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)

*10.119	Form of Director Restricted Stock Unit Grant Agreement (Replacing Deferred Compensation Units) (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)

*10.120	Form of Director Annual Restricted Stock Unit Award Agreement (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)

*10.121	Form of Director Restricted Stock Unit Agreement for Deferred Compensation (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)

*10.122	Executive Incentive Plan – Corporate, as of June 10, 2009 (Company’s Form 8-K filed on June 12, 2009)

Exhibit
Number	Description of Document
*10.123	Form of Restricted Stock Unit Award Agreement, as of June 10, 2009 (Company’s Form 8-K filed on June 12, 2009)

*10.124	Form of Performance Unit Award Agreement for Peter Karmanos and Laura Fournier (Revenue Condition) dated December 7, 2009 (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)

*10.125	Performance Unit Award Agreement for Peter Karmanos (Revenue Condition, subject to Section 162(m)) dated December 7, 2009 (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)

*10.126	Form of Performance Unit Award Agreement for Peter Karmanos and Laura Fournier (IPO Condition) dated December 7, 2009 (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)

*10.127	Performance Unit Award Agreement for Robert Paul dated December 7, 2009 (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)

*10.128	2009 Covisint Corporation Long Term Incentive Plan (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)

*10.129	Form of Covisint Option Agreement (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002