Form 10-Q
period 2010-06-30
COMPUWARE CORP
filed 2010-08-06
CIK 859014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____  to  _____

Commission file number 000-20900

COMPUWARE CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-2007430
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Campus Martius, Detroit, MI 48226-5099
(Address of principal executive offices including zip code)

Registrant's telephone number, including area code:  (313) 227-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐  (Do not check if a smaller reporting company)  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

As of August 2, 2010, there were outstanding 223,251,315 shares of Common Stock, par value $.01, of the registrant.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	June 30,	March 31,
ASSETS	2010	2010

CURRENT ASSETS:
Cash and cash equivalents	$138,670	$149,897
Accounts receivable, net	399,976	456,504
Deferred tax asset, net	49,410	46,286
Income taxes refundable	4,965	6,160
Prepaid expenses and other current assets	25,645	46,434
Total current assets	618,666	705,281

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
DEPRECIATION AND AMORTIZATION	338,739	341,696

CAPITALIZED SOFTWARE AND OTHER
INTANGIBLE ASSETS, NET	83,640	84,755

ACCOUNTS RECEIVABLE	200,309	222,344

DEFERRED TAX ASSET, NET	35,293	38,969

GOODWILL	591,455	591,870

OTHER ASSETS	28,305	28,410

TOTAL ASSETS	$1,896,407	$2,013,325

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$14,339	$15,713
Accrued expenses	70,944	110,732
Income taxes payable	23,211	16,314
Deferred revenue	441,068	469,834
Total current liabilities	549,562	612,593

DEFERRED REVENUE	342,273	398,515

ACCRUED EXPENSES	33,376	33,193

DEFERRED TAX LIABILITY, NET	48,989	55,211
Total liabilities	974,200	1,099,512

SHAREHOLDERS' EQUITY:
Common stock	2,236	2,250
Additional paid-in capital	609,249	606,484
Retained earnings	307,394	305,441
Accumulated other comprehensive income (loss)	3,328	(362)
Total shareholders' equity	922,207	913,813

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,896,407	$2,013,325

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009
REVENUES:
Software license fees	$33,330	$40,546
Maintenance and subcription fees	116,759	111,127
Professional services fees	56,396	62,715

Total revenues	206,485	214,388

OPERATING EXPENSES:
Cost of software license fees	3,416	3,949
Cost of maintenance and subscription fees	13,287	8,956
Cost of professional services	50,713	58,901
Technology development and support	21,541	21,482
Sales and marketing	57,704	53,148
Administrative and general	37,437	40,130
Restructuring costs		2,490
Gain on divestiture of product lines		(52,351)

Total operating expenses	184,098	136,705

INCOME FROM OPERATIONS	22,387	77,683

OTHER INCOME, NET	865	1,420

INCOME BEFORE INCOME TAXES	23,252	79,103

INCOME TAX PROVISION	10,607	28,056

NET INCOME	$12,645	$51,047

Basic earnings per share	$0.06	$0.21

Diluted earnings per share	$0.06	$0.21

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$12,645	$51,047
Adjustments to reconcile net income to net cash provided by operations:
Gain on divestiture of product lines		(52,351)
Depreciation and amortization	12,213	10,378
Stock award compensation	5,304	5,637
Deferred income taxes	(6,079)	1,017
Other	336	870
Net change in assets and liabilities, net of effects from the divestiture and currency fluctuations:
Accounts receivable	62,573	119,957
Prepaid expenses and other current assets	19,659	14,521
Other assets	1,452	(2,339)
Accounts payable and accrued expenses	(35,066)	(23,061)
Deferred revenue	(64,919)	(64,745)
Income taxes	8,024	13,972
Net cash provided by operating activities	16,142	74,903

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of:
Property and equipment	(4,268)	(1,674)
Capitalized software	(4,506)	(4,034)
Net proceeds from divestiture of product lines		64,992
Net cash provided by (used in) investing activities	(8,774)	59,284

CASH FLOWS USED IN FINANCING ACTIVITIES:
Net proceeds from exercise of stock options including excess tax benefits	2,227	1,628
Contribution to stock purchase plans	719	579
Repurchase of common stock	(16,160)	(32,305)
Net cash used in financing activities	(13,214)	(30,098)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,381)	8,479

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,227)	112,568

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	149,897	278,112

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$138,670	$390,680

See notes to condensed consolidated financial statements.

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company", “Compuware”, “we”, “our” and "us"). All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2010, final amounts may differ from these estimates.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2010 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet at March 31, 2010 has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years.

Basis for Revenue Recognition

The Company derives its revenue from licensing software products, providing maintenance and support for those products and rendering professional, application and web performance services. The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605 “Revenue Recognition” (“ASC 605”) and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104. Accordingly, in order to be eligible for revenue recognition, the following criteria must be met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.

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

For revenue arrangements where there is a lack of VSOE of fair value for any undelivered elements, license fee revenue is deferred and recognized upon delivery of those elements or when VSOE of fair value can be established. When maintenance or product related services are the only undelivered elements, the license fee revenue is recognized on a ratable basis over the longer of the maintenance term or the period in which the product related services are expected to be performed. Such transactions include term licenses as the Company does not sell maintenance for term licenses separately and therefore cannot establish VSOE of fair value for the undelivered elements in these arrangements. These arrangements do not qualify for separate recognition of the software license fees, maintenance fees and as applicable, product related services fees under ASC 605 “Revenue Recognition”. However, to comply with SEC Regulation S-X, Rule 5-03(b), which requires product, services and other categories of revenue to be displayed separately on the income statement, the Company separates the license fee, maintenance fee and product related services fee (which is included in professional services fees) based on its determination of fair value. The Company applies its VSOE of fair value for maintenance related to perpetual license transactions and stand alone product related services arrangements as a reasonable and consistent approximation of fair value to separate license fee, maintenance fee and product related services fee revenue for income statement classification purposes.

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

Maintenance and subscription fees

The Company’s maintenance agreements provide for technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released during the maintenance period. The first year of maintenance is included with all license agreements. Maintenance fees are recognized ratably over the term of the maintenance arrangements, which may range from one to five years.

The Company’s subscription fees relate to arrangements that permit our customers to access and utilize our web performance services. The subscription arrangements do not provide customers the right to take possession of our software at any time and we do not make it feasible for the customer to run the software on its own hardware. Subscription fees are deferred upon contract execution and are recognized ratably over the term of the subscription.

When our web performance services are sold with our software products, a multiple-deliverable arrangement is created. The revenue associated with the arrangement is allocated to each deliverable using the selling price of the respective multiple element, which is determined by following the hierarchy guidance established by ASC 605. VSOE will be used to determine selling price, if available, third party evidence will be used if VSOE is not available and estimated selling price will be used if neither VSOE nor third party evidence is available.

Professional services fees

The Company provides the following professional services solutions: (1) IT portfolio management services; (2) application delivery management services; (3) application outsourcing services; and (4) enterprise legacy modernization services. The Company also offers implementation, consulting and training services in tandem with the Company’s product solutions offerings, which are referred to as product related services.

In addition, revenue associated with the Company’s application services segment is recorded as professional services fees and consists of fees for customers accessing its application services network and other services.

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

Deferred revenue

Deferred revenue consists primarily of billed and unbilled maintenance fees related to the future service period of maintenance agreements in effect at the reporting date. Deferred license, subscription and professional service fees are also included in deferred revenue for those arrangements that are being recognized on a ratable basis. Sales commission costs that directly relate to revenue transactions that are deferred are recorded as current or non-current other assets, as applicable, in the condensed consolidated balance sheets and recognized as sales and marketing expenses in the condensed consolidated statements of operations over the revenue recognition period of the related customer contracts.

Income Taxes

The Company estimates its income taxes in each jurisdiction in which it operates. Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.

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

Recently Issued Accounting Pronouncements

In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. This ASU became effective for us on April 1, 2010 and did not have a material impact on our condensed consolidated financial statements.

Note 2 - Foreign Currency Transactions and Derivatives

The Company is exposed to foreign exchange rate risks related to transactions that are denominated in non-local currency (“anticipated transactions”) and current inter-company balances due to and from the Company’s foreign subsidiaries (“inter-company balances”).

The Company enters into derivative contracts to sell or buy currencies with the intent of mitigating foreign exchange rate risks related to inter-company balances. The Company does not use foreign exchange contracts to hedge anticipated transactions and does not designate its foreign exchange derivatives as hedges under ASC 815 “Derivatives and Hedging”. Accordingly, all foreign exchange derivatives are recognized on the consolidated balance sheets at fair value (see Note 3 of the condensed consolidated financial statements).

The foreign currency net gains or (losses) associated with the Company’s anticipated transactions and inter-company balances for the three months ended June 30, 2010 and 2009 were $573,000 and $(433,000), respectively, and our hedging transaction net losses from foreign exchange derivative contracts were $87,000 and $559,000, respectively. These amounts were recorded to “Administrative and general” in the condensed consolidated statements of operations.

At June 30, 2010, the Company had derivative contracts maturing through July 2010 to sell $1.5 million and purchase $7.8 million in foreign currencies and had derivative contracts maturing through April 2010 to sell $830,000 and purchase $4.1 million in foreign currencies at March 31, 2010.

Note 3 - Fair Value of Assets and Liabilities

The Company reports its money market funds and foreign exchange derivatives at fair value on a recurring basis using the following fair value hierarchy provisions of ASC 820 “Fair Value Measurements and Disclosures”: Level 1 - quoted prices in active markets for identical assets or liabilities; Level 2 – inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2010 and March 31, 2010 (in thousands):

	As of June 30, 2010
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:

Cash equivalents - money market funds	$62,243	$62,243

Liabilities:

Foreign exchange derivatives	$34		$34

	As of March 31, 2010
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:

Cash equivalents - money market funds	$68,691	$68,691

Foreign exchange derivatives	$1		$1

Non-financial assets such as goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. See Note 7 of the condensed consolidated financial statements for further information.

Note 4 - Computation of Earnings per Common Share

Earnings per common share data were computed as follows (in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2010	2009
BASIC EARNINGS PER SHARE:
Numerator: Net income	$12,645	$51,047
Denominator:
Weighted-average common shares outstanding	224,538	240,784
Basic earnings per share	$0.06	$0.21

DILUTED EARNINGS PER SHARE:
Numerator: Net income	$12,645	$51,047
Denominator:
Weighted-average common shares outstanding	224,538	240,784
Dilutive effect of stock options	3,037	1,764
Total shares	227,575	242,548
Diluted earnings per share	$0.06	$0.21

During the three months ended June 30, 2010 and 2009, outstanding stock awards of approximately 20.1 million and 20.4 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

Note 5 - Comprehensive Income

Other comprehensive income (loss) includes foreign currency translation adjustments that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows (in thousands):

	Three Months Ended
	June 30,
	2010	2009
Net income	$12,645	$51,047
Foreign currency translation adjustment, net of tax	3,690	(3)
Total comprehensive income	$16,335	$51,044

Note 6 – Stock Benefit Plans and Stock-Based Compensation

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

Covisint Corporation (“Covisint”), a subsidiary of the Company, maintains a stock benefit plan referred to as the 2009 Long-Term Incentive Plan (“2009 Covisint LTIP”) allowing the Board of Directors of Covisint the ability to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or restricted stock unit awards and annual cash incentive awards to employees and directors of Covisint.

Stock award compensation expense for the three months ended June 30, 2010 and 2009 was allocated as follows (in thousands):

	Three Months Ended
	June 30,
	2010	2009
Stock award compensation classified as:

Cost of maintenance and subscription fees	$60	$105
Cost of professional services	237	278
Technology development and support	167	251
Sales and marketing	1,778	1,946
Administrative and general	3,062	3,057

Total stock award compensation expense before income taxes	5,304	5,637

Income tax benefit	(1,915)	(2,012)

Total stock award compensation expense after income taxes	$3,389	$3,625

As of June 30, 2010, $26.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested equity awards is expected to be recognized over a weighted-average period of approximately 2.87 years.

A summary of the Company’s option activity during the three months ended June 30, 2010 is presented below (shares and intrinsic value in thousands):

	Three Months Ended
	June 30, 2010
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Yrs.	Aggregate Intrinsic Value
Options outstanding as of March 31, 2010	29,128	$8.37
Granted	903	8.44
Exercised	(293)	7.09		$358
Forfeited	(558)	8.12
Cancelled/expired	(1,238)	9.57
Options outstanding as of June 30, 2010	27,942	$8.34	4.42	$9,484

Options vested and expected to vest, net of estimated forfeitures, as of June 30, 2010	26,760	$8.36	4.25	$9,023

Options exercisable as of June 30, 2010	19,859	$8.45	2.91	$6,601

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Three Months Ended
	June 30,
	2010	2009

Expected volatility	42.66%	45.98%
Risk-free interest rate	2.99%	2.27%
Expected lives at date of grant (in years)	5.9	6.1
Weighted-average fair value of the options granted	$3.78	$3.37

The fair value of stock options vested during the three months ending June 30, 2010 was $4.35 per share.

A summary of the Company’s non-vested restricted stock units and performance-based restricted stock unit awards (collectively “Non-vested RSU”) activity during the three months ended June 30, 2010 is summarized as follows (shares and intrinsic value in thousands):

	Three Months Ended
	June 30, 2010
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested RSU outstanding as of March 31, 2010	3,127
Granted	857	$8.57
Released	(150)		$1,179
Forfeited	-
Non-vested RSU outstanding as of June 30, 2010	3,834

As of June 30, 2010, there were 124,000 stock options outstanding from the 2009 Covisint LTIP. These options will vest only if, prior to August 26, 2015, Covisint completes an initial public offering (“IPO”) or if there is a change of control of Covisint.

The individuals who received stock options from the 2009 Covisint LTIP were also awarded performance-based restricted stock unit awards (“PSAs”) from the Company’s 2007 LTIP. There were 1.4 million PSAs outstanding as of June 30, 2010. These PSAs will vest only if Covisint does not complete an IPO or a change of control transaction by August 25, 2015 and the Covisint business meets a pre-defined revenue target for four consecutive calendar quarters ending prior to August 26, 2015.

As of June 30, 2010, the Company has not recorded compensation expense for the Covisint stock options or the PSAs and these awards are not included in the Company’s diluted shares outstanding. Compensation expense will be accounted for in the period it becomes probable that the underlying conditions of the Covisint stock options or PSAs will be met and will be included in the diluted shares outstanding balance in the period the underlying performance conditions are met.

Note 7 – Goodwill, Capitalized Software and Other Intangible Assets

The change in the carrying amount of goodwill by reportable segment during the three months ended June 30, 2010 is summarized as follows (in thousands):

	Products	Web Performance Services	Professional Services	Application Services	Total

Balance at March 31, 2010, net	$220,389	$218,523	$141,426	$11,532	$591,870

Effect of foreign currency translation	(173)		(242)		(415)

Balance at June 30, 2010, net	$220,216	$218,523	$141,184	$11,532	$591,455

The components of the Company’s capitalized software and other intangible assets are as follows (in thousands):

	June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Capitalized software:
Internally developed	$183,723	$(153,157)	$30,566
Purchased	133,218	(121,304)	11,914
Customer relationship agreements	46,682	(13,102)	33,580
Other	10,894	(7,707)	3,187
Total amortized intangible assets	$374,517	$(295,270)	$79,247

Unamortized intangible assets:
Trademarks	$4,393		$4,393

	March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Capitalized software:
Internally developed	$179,215	$(150,419)	$28,796
Purchased	133,294	(120,138)	13,156
Customer relationship agreements	46,772	(12,051)	34,721
Other	10,896	(7,243)	3,653
Total amortized intangible assets	$370,177	$(289,851)	$80,326

Unamortized intangible assets:
Trademarks	$4,429		$4,429

Capitalized software includes the costs of internally developed software technology and software technology purchased through acquisitions. Research and development costs related to our software products and web performance services network are reported as “Technology development and support” in the condensed consolidated statements of operations and for our application services network, the costs are reported as “Cost of professional services”.

Customer relationship agreements were acquired as part of recent acquisitions and are being amortized over periods up to ten years.

Other amortized intangible assets include amortizable trademarks and patents associated with recent acquisitions and are being amortized over periods up to three years.

Unamortized trademarks were acquired as part of the Covisint and Changepoint acquisitions in fiscal 2004 and fiscal 2005. These trademarks are deemed to have an indefinite life and therefore are not being amortized.

Amortization of capitalized software and other intangible assets

Amortization expense of capitalized software and other intangible assets for the three months ended June 30, 2010 and 2009 was $5.6 million and $4.0 million, respectively, of which $2.7 million and $2.7 million, respectively, relates to internally developed software technology amortization and was primarily reported as “Cost of software license fees” in the condensed consolidated statements of operations.

Based on the capitalized software and other intangible assets recorded through June 30, 2010, the annual amortization expense over the next five fiscal years is expected to be as follows (in thousands):

	Year Ended March 31,
	2011	2012	2013	2014	2015	Thereafter

Capitalized software	$15,232	$12,947	$9,598	$6,225	$1,957	$353
Customer relationships	4,343	3,884	3,527	3,480	3,480	16,008
Non-compete agreements	1,867	1,386	400

Total	$21,442	$18,217	$13,525	$9,705	$5,437	$16,361

Intangible impairment evaluations

Goodwill and other intangible assets are tested for impairment at least once a year or more frequently if management believes indicators of impairment exist. Impairment evaluations were performed by the Company on its goodwill and other intangible assets for all reporting segments as of March 31, 2010.

Reclassification

As of June 30, 2010, capitalized software, customer relationship agreements, trademarks, non-compete agreements and other intangible assets are reported as "Capitalized software and other intangible assets, net" in the condensed consolidated balance sheets. In order to conform the March 31, 2010 balance sheet to the current presentation, the Company has reclassified certain intangible assets totaling $42.8 million (reported as non-current "Other assets" in the March 31, 2010 audited financial statements) to "Capitalized software and other intangible assets, net".

Note 8 – Segment Information

Compuware has four business segments in the technology industry: products, web performance services, professional services and application services. The Company’s products and services are offered worldwide to the largest IT organizations across a broad spectrum of technologies, including mainframe, distributed and Internet platforms and provide the following capabilities:

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

•	Application services use business-to-business applications to integrate vital business information and processes between partners, customers and suppliers.

Financial information for the Company’s business segments is as follows (in thousands):

	Three Months Ended
	June 30,
	2010	2009
Revenues:
Products:
Mainframe	$91,881	$99,585
Distributed	44,936	52,088
Total product segment revenue	136,817	151,673
Web performance services segment	13,272
Professional services segment	45,157	53,045
Application services segment	11,239	9,670
Total revenues	$206,485	$214,388

Income (loss) from operations:
Products segment (1)	$55,090	$116,489
Web performance services segment	(949)
Professional services segment	4,921	2,930
Application services segment	762	884
Subtotal	59,824	120,303
Administrative and general	(37,437)	(40,130)
Restructuring costs		(2,490)
Income from operations	22,387	77,683
Other income, net	865	1,420
Income before income taxes	$23,252	$79,103

(1)	For the period ended June 30, 2009, income from the products segment includes a $52.4 million gain on divestiture of the Quality and DevPartner product lines.

Financial information regarding geographic operations is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2010	2009
Revenues:
United States	$132,156	$133,700
Europe and Africa	48,338	56,028
Other international operations	25,991	24,660
Total revenues	$206,485	$214,388

Note 9 - Restructuring Accrual

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

The following table summarizes the restructuring accrual as of March 31, 2010, and changes to the accrual during the three months ended June 30, 2010 (in thousands):

	Employee Termination Benefits	Facilities Costs (Primarily Lease Abandonments)	Other	Total Restructuring Activity
Accrual at March 31, 2010	$1,810	$978	$22	$2,810

Payments	(1,568)	(196)	(6)	(1,770)

Accrual at June 30, 2010	$242	$782	$16	$1,040

As of June 30, 2010, $751,000 of the restructuring accrual is recorded in current “accrued expenses”. The remaining balance of $289,000 is recorded to long-term “accrued expenses” in the Condensed Consolidated Balance Sheets and primarily relates to facility costs.

The accruals for employee termination benefits at June 30, 2010 primarily represent cash payments to be made to employees that have been terminated as a result of initiatives described above.

The accruals for facilities costs at June 30, 2010 represent the remaining fair value of lease obligations for exited and demised locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2014. Projected sublease income is based on management’s estimates, which are subject to change.

Note 10 - Debt

The Company had no long term debt at June 30, 2010 and March 31, 2010.

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

The credit facility contains various covenant requirements, including limitations on liens; indebtedness; mergers, consolidations and acquisitions; asset sales; dividends; investments, loans and advances from the Company; transactions with affiliates; and limits additional borrowing outside of the facility to $250 million. The credit facility is also subject to maximum total debt to EBITDA and minimum fixed charge coverage financial covenants. The Company was in compliance with the covenants under the credit facility at June 30, 2010.

Any borrowings under the credit facility bear interest at the prime rate or the Eurodollar rate plus the applicable margin (based on the level of maximum total debt to EBITDA ratio), at the Company’s option. The Company pays a quarterly facility fee on the credit facility based on the applicable margin grid.

Note 11 – Contingencies

Litigation

The Company is subject to various legal actions and claims incidental to its business. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance. After discussion with counsel, it is the opinion of management that the outcome of such matters will not have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Compuware Corporation
Detroit, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of June 30, 2010, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Compuware Corporation and subsidiaries as of March 31, 2010 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 27, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  DELOITTE & TOUCHE LLP

Detroit, Michigan
August 6, 2010

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

The material risks and uncertainties that we believe affect us are summarized below. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties discussed elsewhere in the reports we file with the Securities and Exchange Commission (see Item 1A Risk Factors in our 2010 Form 10-K), as well as other risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial, may also impair business operations. This report is qualified in its entirety by these risk factors and those listed below. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and shareholders could lose all or part of their investment.

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

•	The majority of our products segment revenue is dependent on our customers’ continued use of International Business Machines Corporation and IBM-compatible products.

•	Our product software revenue is dependent on the acceptance of our pricing structure for software licenses, maintenance services and web performance services.

•	Maintenance revenue could continue to decline.

•
The market for web performance services is at an early stage of development with emerging competitors. If this market does not develop or develops more slowly than we expect, or if there is an increase in competition, our revenue may decline or fail to grow.

•
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

COMPUWARE CORPORATION AND SUBSIDIARIES

•
Defects or disruptions in our web performance services or application services networks or interruptions or delays in service would impair the delivery of our on-demand service and could diminish demand for our services and subject us to substantial liability.

•
Future changes in the U.S. domestic automotive manufacturing business could reduce demand for our professional services and application services, which may have a material negative effect on our revenues and operating results.

•
If the fair value of our long-lived assets deteriorated below the carrying value of these assets, recognition of an impairment loss would be required, which could materially and adversely affect our financial results.

•	Our software technology may infringe the proprietary rights of others.

•	Our results could be adversely affected by increased competition, pricing pressures and technological changes within the software products market.

•	The market for professional services is highly competitive, fragmented and characterized by low barriers to entry.

•	We must develop or acquire product enhancements and new products to succeed.

•	Acquisitions may be difficult to integrate, disrupt our business or divert the attention of our management and may result in financial results that are different than expected.

•	We are exposed to exchange rate risks on foreign currencies and to other international risks that may adversely affect our business and results of operations.

•	Current laws may not adequately protect our proprietary rights.

•	The loss of certain key employees and technical personnel or our inability to hire additional qualified personnel could have a material adverse effect on our business.

•	Unanticipated changes in our operating results or effective tax rates, or exposure to additional income tax liabilities, could affect our profitability.

•	Our stock repurchase plan may be suspended or terminated at any time, which may result in a decrease in our stock price.

•
Acts of terrorism, acts of war and other unforeseen events may cause damage or disruption to us or our customers, which could materially and adversely affect our business, financial condition and operating results.

•	Our articles of incorporation, bylaws and rights agreement as well as certain provisions of Michigan law may have an anti-takeover effect.

COMPUWARE CORPORATION AND SUBSIDIARIES

OVERVIEW

In this section, we discuss our results of operations on a segment basis. We operate in four business segments in the technology industry: products, web performance services, professional services and application services. We evaluate segment performance based primarily on segment contribution before corporate expenses. References to years are to fiscal years ended March 31. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere in this report and our annual report on Form 10-K for the fiscal year ended March 31, 2010, particularly “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We deliver value to businesses by providing software and web performance solutions; professional services; and application services that improve the performance of information technology (“IT”) organizations. Originally founded in 1973 as a professional services company, we began to offer mainframe productivity tools for fault diagnosis, file and data management, and application debugging in the late 1970's and distributed and web-based platforms in the 1990's and 2000’s.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Quarterly Update

The following occurred during the first quarter of 2011:

•
Experienced a 4.7% increase in software license fees excluding divested products in the first quarter of 2011 compared to the prior year with distributed software license fees increasing nearly 49%. As reported, software license fees declined 17.8%.

•
Realized a decrease in product software contribution margin to 36.1% in the first quarter of 2011 compared to the first quarter of 2010 of 76.8%, as reported, and 42.3% excluding the gain on divestiture.

•	Experienced an increase in professional services segment contribution margin to 10.9% in the first quarter of 2011 from 5.5% in the first quarter of 2010.
•	Realized a decrease in application services segment contribution margin to 6.8% in the first quarter of 2011 from 9.1% in the first quarter of 2010.
•
Realized an effective tax rate of 45.6% during the first quarter of 2011 compared to 35.5% during the first quarter of 2010. The increase was due to a $2.2 million valuation allowance recorded during the current period related to our Michigan Brownfield Redevelopment tax credit carryforward (“Brownfield DTA”).

•	Repurchased approximately 2.0 million shares of our common stock at an average price of $8.06 per share as part of our discretionary stock repurchase plan.
•	Released 1 distributed and 5 mainframe product updates designed to increase the productivity of the IT departments of our customers.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the condensed consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

	Percentage of
	Total Revenues
	Three Months Ended June 30,		Period- to-Period
	2010	2009	Change
Revenue:
Software license fees	16.1%	18.9%	(17.8)%
Maintenance and subscription fees *	56.6	51.8	5.1
Professional services segment fees **	21.9	24.8	(14.9)
Application services segment fees **	5.4	4.5	16.2
Total revenues	100.0	100.0	(3.7)

Operating expenses:
Cost of software license fees	1.7	1.8	(13.5)
Cost of maintenance and subscription fees *	6.4	4.2	48.4
Professional services segment expenses **	19.5	23.4	(19.7)
Application services segment expenses **	5.1	4.1	19.2
Technology development and support	10.4	10.0	0.3
Sales and marketing	28.0	24.8	8.6
Administrative and general	18.1	18.7	(6.7)
Restructuring costs		1.2	(100.0)
Gain on divestiture of product lines		(24.4)	(100.0)
Total operating expenses	89.2	63.8	34.7
Income from operations	10.8	36.2	(71.2)
Other income, net	0.4	0.7	(39.1)
Income before income taxes	11.2	36.9	(70.6)
Income tax provision	5.1	13.1	(62.2)
Net income	6.1%	23.8%	(75.2)%

*
Web performance services segment revenue is referred to as subscription fees.  Subscription fees and the cost of subscription fees are combined with maintenance in the condensed consolidated statements of operations.

**	The professional services segment and the application services segment are combined and reported as professional services in the condensed consolidated statements of operations.

COMPUWARE CORPORATION AND SUBSIDIARIES

PRODUCT SOFTWARE

Our enterprise application management products, specifically Vantage, and our web performance services allow us to offer IT organizations comprehensive solutions that effectively monitor the performance of their enterprise and Internet application systems. Because of this relationship, we use the term “product software” to refer to both the products segment and web performance services segment.

The revenue for the web performance services segment is referred to as subscription fees and reported with maintenance in the condensed consolidated statement of operations. The research and development costs and sales and marketing costs for our products segment and web performance services segment are combined and reported as “Technology development and support” and “Sales and marketing”, respectively, in the condensed consolidated statements of operations. As a result, “Technology development and support”, “Sales and marketing” and contribution margins for the products segment and web performance services segment will be analyzed on a combined, product software basis within this section.

Financial information for the product software business was as follows (in thousands):

	Three Months Ended
	June 30,
	2010	2009
Revenue	$150,089	$151,673
Expenses	95,948	35,184
Product software contribution	$54,141	$116,489

The product software business generated a contribution margin of 36.1% during the first quarter of 2011 compared to 76.8%, as reported, and 42.3% excluding the gain on divestiture of $52.4 million related to the sale of our Quality and DevPartner product lines to Micro Focus (“Quality Divestiture”) during the first quarter of 2010. The decrease in margin for the first quarter of 2011 was primarily due to investments in our web solution business and to a lesser extent, the decline in mainframe software license and maintenance fees.

COMPUWARE CORPORATION AND SUBSIDIARIES

Product Software Revenue

Revenue for the products and web performance services segment was as follows (in thousands):

	Three Months Ended
	June 30,
Products segment	2010	2009	Change
Software license fees
Mainframe	$14,521	$19,193	(24.3	) %
Distributed excluding divested products	18,809	12,629	48.9

Total software license fees excluding divested products	33,330	31,822	4.7

Software license fees - divested products *		8,724	(100.0)

Total software license fees	$33,330	$40,546	(17.8)

Maintenance fees
Mainframe	$77,360	$80,392	(3.8)
Distributed excluding divested products	26,127	25,896	0.9

Total maintenance fees excluding divested products	103,487	106,288	(2.6)

Maintenance fees - divested products *		4,839	(100.0)

Total maintenance fees	$103,487	$111,127	(6.9)

Total products segment revenue
Mainframe	$91,881	$99,585	(7.7)
Distributed	44,936	52,088	(13.7)
Total products segment revenue	136,817	151,673	(9.8)

Web performance services segment
Subscription fees	13,272		n/a

Total product software revenue	$150,089	$151,673	(1.0	) %

*	Divested products license and maintenance fees relate to our Quality and DevPartner product lines that were sold during the first quarter of 2010.

Product software revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2010	2009
United States	$83,951	$80,608
Europe and Africa	43,564	49,077
Other international operations	22,574	21,988
Total product software revenue	$150,089	$151,673

COMPUWARE CORPORATION AND SUBSIDIARIES

Product software revenue, which consists of software license fees, maintenance fees and subscription fees, comprised 72.7% and 70.7% of total revenue during the first quarter of 2011 and 2010, respectively.

Software license fees

Software license fees (“license fees”) decreased $7.2 million or 17.8%, which included a positive impact from foreign currency fluctuations of $200,000, during the first quarter of 2011 to $33.3 million from $40.5 million during the first quarter of 2010.

Excluding the impact from divested products, license fees increased $1.5 million or 4.7% during the first quarter of 2011 as compared to the first quarter of 2010. Distributed license fees increased $6.2 million, primarily due to strong demand for our Vantage product line, offset by a decrease in mainframe license fees of $4.7 million as industry mainframe hardware sales declined during the quarter reducing our opportunity to sell new license transactions.

During the first quarter of 2011 and 2010, for software license transactions that are required to be recognized ratably, we deferred $7.0 million and $10.7 million, respectively, of license revenue relating to such transactions that closed during the period. We recognized as revenue $15.3 million and $24.4 million, respectively, of previously deferred license revenue relating to such transactions that closed and had been deferred prior to the beginning of the period, including $7.2 million related to our divested products during the first quarter of 2010.

Maintenance fees

Maintenance fees decreased $7.6 million or 6.9%, which included a positive impact from foreign currency fluctuations of $270,000, during the first quarter of 2011 to $103.5 million from $111.1 million during the first quarter of 2010.

Excluding the impact from divested products, maintenance fees decreased $2.8 million or 2.6% during the first quarter of 2011 compared to the same period from the prior year. The decrease occurred within our mainframe product lines primarily due to pricing pressure on our maintenance renewal contracts.

Subscription fees

In November 2009, we acquired Gomez, Inc. (“Gomez Acquisition”) which offers product solutions, on a subscription basis, that are used to test and monitor web and mobile applications.

Revenue recognized from these solutions is referred to as subscription fees and totaled $13.3 million during the first quarter of 2011.

COMPUWARE CORPORATION AND SUBSIDIARIES

Product Software Expenses

Product software expenses include cost of software license fees, cost of maintenance and subscription fees, technology development and support costs, sales and marketing expenses and the gain on divestiture of product lines.

Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers, including associated hardware costs, and the cost of author royalties. Cost of software license fees decreased $500,000 or 13.5% during the first quarter of 2011 to $3.4 million from $3.9 million during the first quarter of 2010. The decrease in expense was primarily a result of lower capitalized software amortization as certain purchased software costs became fully amortized during the first quarter of 2010.

As a percentage of software license fees, cost of software license fees were 10.2% and 9.7% in the first quarter of 2011 and 2010, respectively.

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

Cost of maintenance and subscription fees increased $4.3 million or 48.4% during the first quarter of 2011 to $13.3 million from $9.0 million in the first quarter of 2010. The increase in expense was due to $5.6 million of costs associated with our web performance services acquired in the Gomez Acquisition, partially offset by the effect of headcount reductions resulting from the Quality Divestiture.

As a percentage of maintenance and subscription fees, cost of maintenance and subscription fees were 11.4% and 8.1% in the first quarter of 2011 and 2010, respectively. The increase in the percentage was primarily due to the decline in maintenance fees during the first quarter of 2011.

Technology development and support includes, primarily, the costs of programming personnel associated with software technology development and support of our products and the web performance services network less the amount of internally developed software technology costs capitalized (“capitalized internal software costs”) during the reporting period. Also included are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support all technology initiatives.

COMPUWARE CORPORATION AND SUBSIDIARIES

Total technology development and support costs and capitalized internal software costs reported in the first quarter of 2011 and 2010 were as follows (in thousands):

	Three months ended
	June 30,
	2010	2009
Technology development and support costs incurred	$25,392	$24,376

Capitalized internal software costs	(3,851)	(2,894)

Technology development and support costs expensed	$21,541	$21,482

Before the capitalization of internal software costs, total technology development and support costs increased $1.0 million or 4.2% during the first quarter of 2011 to $25.4 million from $24.4 million in the first quarter of 2010. The increase in expense was primarily due to higher compensation, employee benefit and travel costs associated with the increase in headcount that resulted from the Gomez Acquisition, partially offset by the effect of headcount reductions resulting from the Quality Divestiture.

As a percentage of product software revenue, costs of technology development and support were 14.4% and 14.2% in the first quarter of 2011 and 2010, respectively.

Sales and marketing costs consist primarily of personnel related costs associated with product sales, sales support and marketing for our product offerings. Sales and marketing costs increased $4.6 million or 8.6% during the first quarter of 2011 to $57.7 million from $53.1 million in the first quarter of 2010. The increase in costs was primarily due to the Gomez Acquisition which increased compensation and employee benefit costs by $4.7 million and intangible asset amortization by $870,000. The increase in costs was partially offset by lower employee costs associated with the reduction in headcount resulting from restructuring actions taken during 2010 and the Quality Divestiture.

As a percentage of product software revenue, sales and marketing costs were 38.4% and 35.0% in the first quarter of 2011 and 2010.  The increase in the percentage for the first quarter of 2011 was primarily due to the increase in sales and marketing costs.

Gain on divestiture of product lines relates to the Quality Divestiture that occurred in May 2009. We recognized a gain of $52.4 million during the first quarter of 2010 relating to this transaction.

COMPUWARE CORPORATION AND SUBSIDIARIES

PROFESSIONAL SERVICES SEGMENT

Financial information for the professional services segment was as follows (in thousands):

	Three Months Ended
	June 30, *
	2010	2009
Revenue	$45,157	$53,045
Expenses	40,236	50,115
Professional services segment contribution	$4,921	$2,930

*	The professional services segment and the application services segment are combined and reported as professional services in the condensed consolidated statement of operations.

Professional services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2010	2009
United States	$38,389	$44,749
Europe and Africa	4,096	6,194
Other international operations	2,672	2,102
Total professional services segment revenue	$45,157	$53,045

During the first quarter of 2011, the professional services segment generated a contribution margin of 10.9%, compared to 5.5% during the first quarter of 2010. The increase in contribution margin was due to our initiatives to exit low-margin engagements and the restructuring actions taken during 2010 (see Note 9 of the condensed consolidated financial statements for further information).

Professional Services Segment Revenue

Professional services segment revenue decreased $7.8 million or 14.9%, which included a negative impact from foreign currency fluctuations of $140,000, during the first quarter of 2011 to $45.2 million compared to $53.0 million in the first quarter of 2010. The decrease in revenue was primarily a result of the actions taken during 2010 to exit low-margin engagements, and to a lesser extent, reductions in customer spending.

COMPUWARE CORPORATION AND SUBSIDIARIES

Professional Services Segment Expenses

Professional services segment expenses consist primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Professional services segment expenses decreased $9.9 million or 19.7% during the first quarter of 2011 to $40.2 million from $50.1 million in the first quarter of 2010. The decrease in expenses was primarily attributable to lower compensation and employee benefit costs due to reductions in employee headcount resulting from our 2010 restructuring programs implemented to align operating costs with the decline in revenue.

APPLICATION SERVICES SEGMENT

Financial information for the application services segment was as follows (in thousands):

	Three Months Ended
	June 30, *
	2010	2009
Revenue	$11,239	$9,670
Expenses	10,477	8,786
Application services segment contribution	$762	$884

*	The professional services segment and the application services segment are combined and reported as professional services in the condensed consolidated statement of operations.

Application services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2010	2009
United States	$9,816	$8,343
Europe and Africa	678	757
Other international operations	745	570
Total application services segment revenue	$11,239	$9,670

During the first quarter of 2011, the application services segment generated a contribution margin of 6.8%, compared to a contribution margin of 9.1% during the first quarter of 2010.  The decline in contribution margin was primarily due to the growth in operating expenses, primarily compensation and employee benefit costs, exceeding revenue growth as described below.

COMPUWARE CORPORATION AND SUBSIDIARIES

Application Services Segment Revenue

Application services segment revenue increased $1.5 million or 16.2% during the first quarter of 2011 to $11.2 million from $9.7 million in the first quarter of 2010. The increase in revenue was primarily due to our continued expansion into the healthcare industry and, to a lesser extent, increased spending within the manufacturing industry. We anticipate demand in the healthcare industry will continue to grow as hospitals, physicians and the United States government move towards establishing electronic patient health and medical records which will require secure computerized databases and environments for storing and sharing of information. Our healthcare portal and messaging solutions are designed to meet this demand and will be a factor in our future growth of the application services segment.

Our application services segment generated 63% and 66%, respectively, of its revenue from the automotive industry during the first quarter of 2011 and 2010.

Application Services Segment Expenses

Application services segment expenses consist primarily of personnel-related costs of providing services, including technical staff, subcontractors and sales personnel. Application services segment expenses increased $1.7 million or 19.2% during the first quarter of 2011 to $10.5 million from $8.8 million in the first quarter of 2010.

The increase in expenses was primarily due to an increase in compensation and employee benefits costs as the segment continues to increase employee staffing levels to support its revenue growth initiatives.

CORPORATE AND OTHER EXPENSES

Administrative and general expenses consist primarily of costs associated with the corporate executive, finance, human resources, administrative, legal, communications and investor relations departments. In addition, administrative and general expenses include all facility-related costs, such as rent, building depreciation, maintenance and utilities, associated with our worldwide offices. Administrative and general expenses decreased $2.7 million or 6.7% during the first quarter of 2011 to $37.4 million from $40.1 million during the first quarter of 2010.

The decrease in expense was primarily due to the impact from foreign currency and hedging transactions that resulted in a $485,000 net gain during the first quarter of 2011 compared to a net loss of $1.0 million during the first quarter of 2010. The decrease was further impacted by a $1.0 million increase in rental income primarily due to a five year agreement to lease approximately 249,000 square feet of our Detroit, Michigan headquarters building that went into effect during the first quarter of 2011.

Other income, net (“other income”) consists primarily of interest income realized from investments, interest earned on certain license fee transactions that are financed and income generated from our investments in partially owned companies. Other income decreased $555,000 or 39.1% during the first quarter of 2011 to $865,000 from $1.4 million in the first quarter of 2010. The decrease in income was due to a decline in interest income realized from investments, primarily due to having a lower cash equivalent balance during the first quarter of 2011 as compared to the prior period.

COMPUWARE CORPORATION AND SUBSIDIARIES

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements and net operating loss and credit carryforwards. The income tax provision was $10.6 million in the first quarter of 2011 compared to an income tax provision of $28.1 million in the first quarter of 2010 representing an effective tax rate of 45.6% and 35.5%, respectively.

The increase in the effective tax rate was primarily due to a $2.2 million valuation allowance recorded during the first quarter of 2011 related to our Brownfield DTA. During the quarter, the State of Michigan published guidance clarifying the sourcing of services revenues which impacts future taxable income under the Michigan Business Tax. As a result, the Company assessed the ability to utilize these credits prior to expiration and recorded the additional valuation allowance to reduce the carrying value of the Brownfield DTA to the more likely than not realizable value.

RESTRUCTURING COSTS AND ACCRUAL

There were no restructuring actions taken during the first quarter of 2011. See Note 9 to the condensed consolidated financial statements for payment activity related to our restructuring accrual.

At this time, we do not have any initiatives that will require us to incur restructuring charges; however unanticipated future conditions or events may require us to reassess the need for new restructuring initiatives.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2010. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our annual report on Form 10-K for the year ended March 31, 2010 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2010.

COMPUWARE CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, cash and cash equivalents totaled $138.7 million, compared to $149.9 million at March 31, 2010.

Net cash provided by operating activities:

Net cash provided by operating activities during the first quarter of 2011 was $16.1 million, a decrease of $58.8 million from the first quarter of 2010. The decrease was primarily due to a reduction in customer cash collections of $61 million as our strategy to exit low margin professional services engagements has reduced our revenues during 2010 and 2011, and timing of billings from multi-year product arrangements resulted in lower cash collections during the first quarter of 2011 compared to the prior year. The decrease in cash provided by operating activities was further impacted by an increase in employee bonus payments of approximately $20 million during 2011. The decrease was partially offset by a reduction in salary and employee benefit payments of approximately $13 million, a $5 million decline in income tax paid to taxing authorities and reductions in marketing fees paid during the first quarter of 2011.

The condensed consolidated statements of cash flows compute net cash from operating activities using the indirect cash flow method. Therefore non-cash adjustments and net changes in assets and liabilities (net of the effects of divestiture and currency fluctuations) are adjusted from net income to derive net cash from operating activities.

Changes in accounts receivable and deferred revenue have typically had the largest impact on the reconciliation of net income to compute cash flows from operating activities as we allow for deferred payment terms on multi-year products contracts. The decrease in the net change of accounts receivable of $57.4 million was primarily due to a declining accounts receivable balance resulting from the reduction in revenue during 2010 and 2011 and the timing of billings from multi-year product arrangements during first quarter of 2011 compared to the first quarter of 2010 (see description above). The net change of deferred revenue was consistent between the two reporting periods.

The other significant changes in our reconciliation of net income to derive net cash from operating activities during the first quarter of 2011 as compared to the first quarter of 2010 were as follows: (1) the adjustment to net income of $52.4 million resulting from the gain on divestiture of our Quality and DevPartner product lines during the first quarter of 2010 (the proceeds from the sale were recorded to investing activities) and (2) the change in accounts payable and accrued expense balances decreasing cash flow from operating activities by $12.0 million was primarily a result of the increase in employee bonus payments during the first quarter of 2011 that were accrued for at March 31, 2010.

We believe our existing cash resources and cash flow from operations will be sufficient to meet operating cash needs for the foreseeable future.

COMPUWARE CORPORATION AND SUBSIDIARIES

Net cash used in investing activities:

Net cash used in investing activities during the first quarter of 2011 was $8.8 million resulting in a $68.1 reduction to cash as $59.3 million was provided by investing activities during the first quarter of 2010.

The primary reason for the change was due to the net cash received of $65.0 million from the Quality Divestiture during the first quarter of 2010.

During the first quarter of 2011 and 2010, capital expenditures for property and equipment and capitalized research and software development totaled $8.8 million and $5.7 million, respectively, and were funded with cash flows from operations.

We will continue to evaluate business acquisition opportunities that fit our strategic plans.

Net cash used in financing activities:

Net cash used in financing activities during the first quarter of 2011 was $13.2 million, a decrease of $16.9 million from the first quarter of 2010.

The decrease in cash used in financing activities was primarily due to a $16.1 million reduction in the amount of common stock repurchased as $16.2 million was repurchased during 2011 compared to $32.3 million repurchased in 2010.

Since May 2003, the Board of Directors has authorized the Company to repurchase a total of $1.7 billion of our common stock under a discretionary stock repurchase plan (“Discretionary Plan”). Purchases of common stock under the Discretionary Plan may occur on the open market, or through negotiated or block transactions based upon market and business conditions, subject to applicable legal limitations.

During the first quarter of 2011, we repurchased under the Discretionary Plan approximately 2.0 million shares of our common stock at an average price of $8.06 per share for a total cost of $15.9 million. As of June 30, 2010, approximately $388.1 million remains authorized for future purchases under the Discretionary Plan.

We intend to continue repurchasing shares under the Discretionary Plan, funded primarily through our operating cash flow and, if needed, funds from our credit facility. Our long-term goal is to reduce our outstanding common share count to approximately 200 million shares, though we may adjust our goals based on our cash position and market conditions. We reserve the right to change the timing and volume of our repurchases at any time without notice. The maximum amount of repurchase activity under the Discretionary Plan, excluding block purchases and negotiated transactions, continues to be limited on a daily basis to 25% of the average daily trading volume of our common stock during the previous four week period. In addition, no purchases are made during our self-imposed trading black-out periods in which the Company and our insiders are prohibited from trading in our common shares. Our standard quarterly black-out period commences 10 business days prior to the end of each quarter and terminates one full market day following the public release of our operating results for the period.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

We had no borrowings under the credit facility as of June 30, 2010. See Note 10 of the condensed consolidated financial statements included in this report for further discussion of the credit facility.

Recently Issued Accounting Pronouncements

See Note 1 of the condensed consolidated financial statements included in this report for recently issued accounting pronouncements that could affect the Company.

CONTRACTUAL OBLIGATIONS

Our contractual obligations are described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our annual report on Form 10-K for the year ended March 31, 2010. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business since the end of fiscal 2010.

COMPUWARE CORPORATION AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. There have been no material changes to our foreign exchange risk management strategy or our investment standards subsequent to March 31, 2010, therefore the market risks remain substantially unchanged since we filed the annual report on Form 10-K for the fiscal year ending March 31, 2010.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COMPUWARE CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended March 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of common stock for the quarter ended June 30, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plan or program (1)

For the month ended April 30, 2010	-	$-	-	$403,920,000

For the month ended May 31, 2010	575,000	8.04	575,000	399,300,000

For the month ended June 30, 2010 (2)	1,431,000	8.06	1,392,000	388,065,000

Total	2,006,000	$8.05	1,967,000

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

(2)
Certain employees who converted restricted stock units to Company common shares during June 2010 had 39,000 of their shares repurchased by the Company to cover their income and employment tax obligations associated with the conversion.

COMPUWARE CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 6.  Exhibits

Exhibit
Number	Description of Document

15	Independent Registered Public Accounting Firm’s Awareness Letter

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUWARE CORPORATION

Date:	August 6, 2010	By: /s/ Peter Karmanos, Jr.

Peter Karmanos, Jr.
Chief Executive Officer
(duly authorized officer)

Date:	August 6, 2010	By: /s/ Laura L. Fournier

Laura L. Fournier
Executive Vice President,
Chief Financial Officer and
Treasurer
(principal financial officer)