Form 10-Q
period 2010-09-30
COMPUWARE CORP
filed 2010-11-04
CIK 859014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):          Large accelerated filer  ☐ Accelerated filer ☐ Non-accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

As of November 1, 2010, there were outstanding 219,028,754 shares of Common Stock, par value $.01, of the registrant.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	September 30,	March 31,
ASSETS	2010	2010

CURRENT ASSETS:
Cash and cash equivalents	$77,268	$149,897
Accounts receivable, net	433,373	456,504
Deferred tax asset, net	51,535	46,286
Income taxes refundable	4,252	6,160
Prepaid expenses and other current assets	28,979	46,434
Total current assets	595,407	705,281

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	335,614	341,696

CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	87,704	84,755

ACCOUNTS RECEIVABLE	201,759	222,344

DEFERRED TAX ASSET, NET	35,350	38,969

GOODWILL	606,326	591,870

OTHER ASSETS	30,648	28,410

TOTAL ASSETS	$1,892,808	$2,013,325

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,789	$15,713
Accrued expenses	85,362	110,732
Income taxes payable	20,768	16,314
Deferred revenue	429,328	469,834
Total current liabilities	551,247	612,593

DEFERRED REVENUE	344,334	398,515

ACCRUED EXPENSES	33,897	33,193

DEFERRED TAX LIABILITY, NET	54,029	55,211
Total liabilities	983,507	1,099,512

SHAREHOLDERS' EQUITY:
Common stock	2,183	2,250
Additional paid-in capital	599,468	606,484
Retained earnings	305,585	305,441
Accumulated other comprehensive income (loss)	2,065	(362)
Total shareholders' equity	909,301	913,813

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,892,808	$2,013,325

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES:
Software license fees	$45,613	$50,110	$78,943	$90,656
Maintenance and subscription fees	122,007	109,734	238,766	220,861
Professional services fees	58,249	58,085	114,645	120,800

Total revenues	225,869	217,929	432,354	432,317

OPERATING EXPENSES:
Cost of software license fees	3,267	3,874	6,683	7,823
Cost of maintenance and subscription fees	13,265	8,368	26,552	17,324
Cost of professional services	51,296	51,770	102,009	110,671
Technology development and support	21,893	21,633	43,434	43,115
Sales and marketing	56,507	50,756	114,211	103,904
Administrative and general	38,780	38,767	76,217	78,897
Restructuring costs		1,328		3,818
Gain on divestiture of product lines				(52,351)

Total operating expenses	185,008	176,496	369,106	313,201

INCOME FROM OPERATIONS	40,861	41,433	63,248	119,116

OTHER INCOME, NET	862	1,333	1,727	2,753

INCOME BEFORE INCOME TAXES	41,723	42,766	64,975	121,869

INCOME TAX PROVISION	15,731	14,780	26,338	42,836

NET INCOME	$25,992	$27,986	$38,637	$79,033

Basic earnings per share	$0.12	$0.12	$0.17	$0.33

Diluted earnings per share	$0.12	$0.12	$0.17	$0.33

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2010	2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$38,637	$79,033
Adjustments to reconcile net income to net cash provided by operations:
Gain on divestiture of product lines		(52,351)
Depreciation and amortization	24,505	20,884
Stock award compensation	9,195	9,478
Deferred income taxes	(627)	3,536
Other	416	892
Net change in assets and liabilities, net of effects from the acquisition, divestiture and currency fluctuations:
Accounts receivable	49,767	91,059
Prepaid expenses and other current assets	16,822	17,004
Other assets	745	(2,616)
Accounts payable and accrued expenses	(28,040)	(15,794)
Deferred revenue	(104,230)	(87,772)
Income taxes	6,171	6,646
Net cash provided by operating activities	13,361	69,999

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of:
Business, net of cash acquired	(15,715)
Property and equipment	(7,528)	(3,674)
Capitalized software	(9,826)	(5,780)
Net proceeds from divestiture of product lines		64,992
Net cash provided by (used in) investing activities	(33,069)	55,538

CASH FLOWS USED IN FINANCING ACTIVITIES:
Net proceeds from exercise of stock options including excess tax benefits	3,241	1,702
Contribution to stock purchase plans	1,232	1,075
Repurchase of common stock	(59,015)	(85,806)
Net cash used in financing activities	(54,542)	(83,029)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,621	12,355

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(72,629)	54,863

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	149,897	278,112

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$77,268	$332,975

See notes to condensed consolidated financial statements.

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company", “Compuware”, “we”, “our” and “us”). All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at September 30, 2010, final amounts may differ from these estimates.

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

Basis for Revenue Recognition

The Company derives its revenue from licensing software products, providing maintenance and support for those products and rendering professional, application and web performance services. Revenue recognition begins once the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.

When our web performance services are sold with our software products, an arrangement containing both a software element (i.e., software license, maintenance and product related services) and a non-software element (i.e., web performance and related services) is created and referred to as a multiple-deliverable arrangement. The revenue associated with the arrangement is allocated to the software and non-software elements using VSOE of fair value, if available; third party evidence is used if VSOE of fair value is not available; and estimated selling price is used if neither VSOE of fair value nor third party evidence is available. Once the revenue is allocated to the software element and the non-software element, revenue recognition occurs as described herein.

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

For revenue arrangements where there is a lack of VSOE of fair value for any undelivered elements, license fee revenue is deferred and recognized upon delivery of those elements or when VSOE of fair value can be established. When maintenance or product related services are the only undelivered elements, the license fee revenue is recognized on a ratable basis over the longer of the maintenance term or the period in which the product related services are expected to be performed. Such transactions include term licenses as the Company does not sell maintenance for term licenses separately and therefore cannot establish VSOE of fair value for the undelivered elements in these arrangements. In order to comply with SEC Regulation S-X, Rule 5-03(b), which requires product, services and other categories of revenue to be displayed separately on the income statement, the Company separates the license fee, maintenance fee and product related services fee (which is included in professional services fees) associated with term licenses based on its determination of fair value. The Company applies its VSOE of fair value for maintenance related to perpetual license transactions and stand alone product related services arrangements as a reasonable and consistent approximation of fair value to separate license fee, maintenance fee and product related services fee revenue for income statement classification purposes.

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

Deferred revenue

Deferred revenue consists primarily of billed and unbilled maintenance fees related to the future service period of maintenance agreements in effect at the reporting date. Deferred license, subscription and professional service fees are also included in deferred revenue for those arrangements that are being recognized on a ratable basis. Sales commission costs that directly relate to revenue transactions that are deferred are recorded as “Current” or “Non-current other assets”, as applicable, in the condensed consolidated balance sheets and recognized as “Sales and marketing” expenses in the condensed consolidated statements of operations over the revenue recognition period of the related customer contracts.

Research and development

Research and development (“R&D”) costs for the three months ended September 30, 2010 and 2009 were $18.1 million and $14.4 million, respectively, and for the six months ended September 30, 2010 and 2009 were $35.4 million and $31.0 million, respectively. R&D costs related to our software products and web performance services network are reported as “Technology development and support” in the condensed consolidated statements of operations and for our application services network, the costs are reported as “Cost of professional services”.

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

Recently Issued Accounting Pronouncements

In July 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The ASU requires enhanced disclosures about the credit quality of financing receivables and the allowance for credit losses; including disclosures regarding credit quality indicators, past due information, and modifications of original terms. We will be adopting the disclosure requirements of ASU No. 2010-20 starting with our interim reporting period ending December 31, 2010.

In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. This ASU became effective for us on April 1, 2010 and did not have an impact on our condensed consolidated financial statements.

Note 2 - Acquisition

Effective September 17, 2010, the Company acquired certain assets and liabilities of DocSite, LLC (“DocSite”), a provider of web-based solutions that give physicians and healthcare organizations the ability to accurately and timely manage, analyze and report healthcare performance and quality, for $15.9 million in cash. The assets and liabilities acquired have been recorded at their estimated fair values as of the purchase date using the acquisition method. The purchase price exceeded the estimated fair value of the acquired assets and liabilities by $13.9 million, which was recorded to goodwill. The estimated fair value of intangible assets subject to amortization totaled $4.0 million, of which $1.9 million, $1.8 million and $260,000 related to developed technology, customer relationships and trademarks with a useful life of five, six and three years, respectively.

The arrangement included a contingent consideration component that increases the DocSite purchase price if pre-determined revenue targets for a specific product line are achieved by March 31, 2011. The contingent consideration arrangement could result in future payments of up to an additional $1.0 million. The estimated fair value of the contingent consideration arrangement of $750,000 was determined by applying the income approach. That measure is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs (see Note 4 for additional information regarding level of inputs). Key assumptions include the probability of attaining certain levels of revenue ranging from less than $3.5 million to greater than $4.5 million.

The fair value valuation for intangible assets and deferred tax asset and liabilities was incomplete at the time of filing and may result in an adjustment to the recorded fair value.

Factors that contribute to a purchase price that resulted in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future web-based quality care and performance management technologies that will enhance our application service offerings, support personnel to provide maintenance services related to the technology acquired and a trained sales force capable of selling current and future acquired solutions. The goodwill resulting from the transaction will be reported within the application services segment and is expected to be deductible for tax purposes.

DocSite’s financial results will be reported within our application services segment. This acquisition was considered immaterial for disclosure of supplemental pro forma information and revenues and earnings of the acquiree since the acquisition date.

Note 3 - Foreign Currency Transactions and Derivatives

The Company is exposed to foreign exchange rate risks related to transactions that are denominated in non-local currency (“anticipated transactions”) and current inter-company balances due to and from the Company’s foreign subsidiaries (“inter-company balances”).

The Company enters into derivative contracts to sell or buy currencies with the intent of mitigating foreign exchange rate risks related to inter-company balances. The Company does not use foreign exchange contracts to hedge anticipated transactions and does not designate its foreign exchange derivatives as hedges. Accordingly, all foreign exchange derivatives are recognized on the condensed consolidated balance sheets at fair value (see Note 4 of the condensed consolidated financial statements).

The foreign currency net loss resulting from anticipated transactions and inter-company balances for the three months ended September 30, 2010 and 2009 was $1.2 million and $163,000, respectively, and for the six months ended September 30, 2010 and 2009 was $666,000 and $596,000, respectively. The hedging transaction net gain (loss) from foreign exchange derivative contracts for the three months ended September 30, 2010 and 2009 was $106,000 and $(140,000), respectively, and for the six months ended September 30, 2010 and 2009 was $19,000 and $(699,000), respectively. These net gain (loss) amounts were recorded to “Administrative and general” in the condensed consolidated statements of operations.

At September 30, 2010, the Company had derivative contracts maturing through October 2010 to sell $3.9 million and purchase $5.9 million in foreign currencies and had derivative contracts maturing through April 2010 to sell $830,000 and purchase $4.1 million in foreign currencies at March 31, 2010.

Note 4 - Fair Value of Assets and Liabilities

The Company reports its money market funds, foreign exchange derivatives and the DocSite contingent consideration liability (see Note 2 for additional information) at fair value on a recurring basis using the following fair value hierarchy: level 1 - quoted prices in active markets for identical assets or liabilities; level 2 – inputs other than level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2010
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Cash equivalents - money market funds	$11,901	$11,901

Liabilities:

Foreign exchange derivatives	$37		$37

Contingent consideration (1)	$750			$750

	As of March 31, 2010
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Cash equivalents - money market funds	$68,691	$68,691

Foreign exchange derivatives	$1		$1

(1)	See Note 2 for information regarding the types of inputs used to determine the fair value of the DocSite contingent consideration liability.

Non-financial assets such as goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. See Note 8 of the condensed consolidated financial statements for further information.

Note 5 - Computation of Earnings per Common Share

Earnings per common share data were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
BASIC EARNINGS PER SHARE:

Numerator: Net income	$25,992	$27,986	$38,637	$79,033

Denominator:
Weighted-average common shares outstanding	221,280	234,290	222,900	237,519

Basic earnings per share	$0.12	$0.12	$0.17	$0.33

DILUTED EARNINGS PER SHARE:

Numerator: Net income	$25,992	$27,986	$38,637	$79,033

Denominator:
Weighted-average common shares outstanding	221,280	234,290	222,900	237,519
Dilutive effect of stock awards	3,114	1,825	3,071	1,784

Total shares	224,394	236,115	225,971	239,303

Diluted earnings per share	$0.12	$0.12	$0.17	$0.33

During the three and six months ended September 30, 2010, stock awards to purchase a total of approximately 19.6 million and 19.9 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive. During the three and six months ended September 30, 2009, stock awards to purchase a total of approximately 25.7 million and 26.2 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

Note 6 - Comprehensive Income

Other comprehensive income (loss) relates to foreign currency translation adjustments that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$25,992	$27,986	$38,637	$79,033

Foreign currency translation adjustment, net of tax	(1,263)	(1,351)	2,427	(1,354)

Total comprehensive income	$24,729	$26,635	$41,064	$77,679

Note 7 – Stock Benefit Plans and Stock-Based Compensation

The Company has the following stock benefit plans: (1) the 2007 Long Term Incentive Plan (“2007 LTIP”) allows the Company’s Compensation Committee to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or restricted stock unit awards and annual cash incentive awards to employees and directors of the Company; (2) the Employee Stock Purchase Plan allows participating U.S. and Canadian employees the right to have up to 10% of their compensation withheld to purchase Company common stock at a 5% discount; and (3) the Employee Stock Ownership Plan (“ESOP”) and Trust allows the Company to make contributions to the ESOP for the benefit of substantially all U.S. employees.

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

Stock award compensation expense was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock-based compensation classified as:

Cost of maintenance and subscription fees	$99	$114	$159	$219
Cost of professional services	255	142	492	420
Technology development and support	348	297	515	548
Sales and marketing	1,152	1,223	2,930	3,169
Administrative and general	2,037	2,065	5,099	5,122

Total stock-based compensation expense before income taxes	3,891	3,841	9,195	9,478

Income tax benefit	(1,402)	(1,243)	(3,317)	(3,255)

Total stock-based compensation expense after income taxes	$2,489	$2,598	$5,878	$6,223

As of September 30, 2010, $23.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested equity awards is expected to be recognized over a weighted-average period of approximately 2.76 years.

A summary of the Company’s option activity during the six months ended September 30, 2010 is presented below (shares and intrinsic value in thousands):

	Six Months Ended
	September 30, 2010
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term in Yrs.	Value
Options outstanding as of March 31, 2010	29,128	$8.37
Granted	1,362	8.30
Exercised	(446)	7.03		$591
Forfeited	(884)	7.82
Cancelled/expired	(1,328)	9.57
Options outstanding as of September 30, 2010	27,832	$8.35	4.24	$20,017

Options vested and expected to vest, net of estimated forfeitures, as of September 30, 2010	26,788	$8.36	4.08	$19,070

Options exercisable as of September 30, 2010	19,903	$8.44	2.71	$13,360

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Six Months Ended
	September 30,
	2010	2009

Expected volatility	42.56%	45.98%
Risk-free interest rate	2.75%	2.27%
Expected lives at date of grant (in years)	6.0	6.1
Weighted-average fair value of the options granted	$3.71	$3.37

The fair value of stock options vested during the six months ending September 30, 2010 was $4.42 per share.

A summary of the Company’s non-vested restricted stock units and performance-based restricted stock unit awards (collectively “Non-vested RSU”) activity during the six months ended September 30, 2010 is summarized as follows (shares and intrinsic value in thousands):

	Six Months Ended
	September 30, 2010
		Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value
Non-vested RSU outstanding as of March 31, 2010	3,127
Granted	913	$8.57
Released	(150)		$1,179
Forfeited	-
Non-vested RSU outstanding as of September 30, 2010	3,890

As of September 30, 2010, there were 134,000 stock options outstanding from the 2009 Covisint LTIP. These options will vest only if, prior to August 26, 2015, Covisint completes an initial public offering (“IPO”) or if there is a change of control of Covisint.

The individuals who received stock options from the 2009 Covisint LTIP were also awarded performance-based restricted stock unit awards (“PSAs”) from the Company’s 2007 LTIP. There were 1.5 million PSAs outstanding as of September 30, 2010. These PSAs will vest only if Covisint does not complete an IPO or a change of control transaction by August 25, 2015 and the Covisint business meets a pre-defined revenue target for four consecutive calendar quarters ending prior to August 26, 2015.

As of September 30, 2010, the Company has not recorded compensation expense for the Covisint stock options or the PSAs and these awards are not included in the Company’s diluted shares outstanding. Compensation expense will be accounted for in the period it becomes probable that the underlying conditions of the Covisint stock options or PSAs will be met and will be included in the diluted shares outstanding balance in the period the underlying performance conditions are met.

Note 8 – Goodwill, Capitalized Software and Other Intangible Assets

The change in the carrying amount of goodwill by reportable segment during the six months ended September 30, 2010 is summarized as follows (in thousands):

		Web
		Performance	Professional	Application
	Products	Services	Services	Services	Total

Goodwill as of March 31, 2010	$220,389	$218,523	$141,426	$11,532	$591,870

Acquisition (1)				13,853	13,853

Effect of foreign currency translation	552		51		603

Goodwill as of September 30, 2010	$220,941	$218,523	$141,477	$25,385	$606,326

(1)	The Company acquired DocSite on September 17, 2010. See Note 2 for information related to the purchase accounting that resulted in the recording of goodwill.

The components of the Company’s capitalized software and other intangible assets are as follows (in thousands):

	As of September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,419		$4,419

Amortized intangible assets:
Capitalized software
Internally developed	$189,051	$(155,864)	$33,187
Purchased (1)	135,348	(122,602)	12,746
Customer relationship (1)	48,692	(14,318)	34,374
Other (1)	11,160	(8,182)	2,978
Total amortized intangible assets	$384,251	$(300,966)	$83,285

	As of March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,429		$4,429

Amortized intangible assets:
Capitalized software
Internally developed	$179,215	$(150,419)	$28,796
Purchased	133,294	(120,138)	13,156
Customer relationship	46,772	(12,051)	34,721
Other	10,896	(7,243)	3,653
Total amortized intangible assets	$370,177	$(289,851)	$80,326

(1)	The Company acquired certain intangible assets through its acquisition of DocSite on September 17, 2010. See Note 2 for additional information.

Capitalized software includes the costs of internally developed software technology and software technology purchased through acquisitions. Internally developed capitalized costs and capitalized purchased software technology are amortized over periods up to five years.

Customer relationship agreements were acquired as part of recent acquisitions and are being amortized over periods up to ten years.

Other amortized intangible assets include amortizable trademarks and patents associated with recent acquisitions and are being amortized over periods up to three years.

Unamortized trademarks were acquired as part of the Covisint and Changepoint acquisitions in fiscal 2004 and fiscal 2005. These trademarks are deemed to have an indefinite life.

Amortization of intangible assets

Amortization expense of capitalized software, customer relationship and other intangible assets were reported as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Amortized intangible assets:
Capitalized software (1)
Internally developed	$2,706	$2,832	$5,444	$5,491
Purchased	1,119	710	2,335	1,557
Customer relationship (2)	1,089	294	2,219	667
Other	469	96	935	192

Total amortization expense	$5,383	$3,932	$10,933	$7,907

(1)
Capitalized software amortization related to our product segment is reported as “Cost of software license fees”, web performance services segment is reported as “Cost of maintenance and subscription” and application services segment is reported as “Cost of professional services” in the condensed consolidated statements of operations.

(2)
Customer relationship amortization related to our product segment and web performance services segment is reported as “Sales and marketing” and application services segment is reported as “Cost of professional services” in the condensed consolidated statements of operations.

Based on the capitalized software, customer relationship and other intangible assets recorded through September 30, 2010, the annual amortization expense over the next five fiscal years is expected to be as follows (in thousands):

	Fiscal Year Ended March 31,
	2011	2012	2013	2014	2015	Thereafter
Amortized intangible assets:
Capitalized software	$15,887	$14,500	$11,152	$7,662	$3,302	$1,155
Customer relationship	4,507	4,192	3,835	3,788	3,788	16,461
Other	1,913	1,473	487	40

Total amortization expense	$22,307	$20,165	$15,474	$11,490	$7,090	$17,616

Impairment evaluations

Capitalized software is reviewed for impairment each balance sheet date or when events and changes in circumstances indicate that the carrying value may not be recoverable.

Goodwill and unamortized intangible assets are tested for impairment at least once a year or more frequently if management believes indicators of impairment exist. Impairment evaluations were performed on goodwill and unamortized intangible assets for all reporting segments as of March 31, 2010.

For all other intangible and long-lived assets, impairment evaluations are performed when events or changes in circumstances indicate that the carrying value may not be recoverable.

Reclassification

As of September 30, 2010, capitalized software, customer relationships, trademarks and other intangible assets are reported as "Capitalized software and other intangible assets, net" in the condensed consolidated balance sheets. In order to conform the March 31, 2010 balance sheet to the current presentation, the Company has reclassified certain intangible assets totaling $42.8 million (reported as non-current "Other assets" in the March 31, 2010 audited financial statements) to "Capitalized software and other intangible assets, net".

Note 9 – Segment Information

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

•	Application services use business-to-business applications to integrate vital business information and processes between partners, customers and suppliers.

Financial information for the Company’s business segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Products:
Mainframe	$99,935	$117,288	$191,816	$216,866
Distributed	50,029	42,556	94,965	94,651
Total product revenue	149,964	159,844	286,781	311,517
Web performance services	17,656		30,928
Professional services	46,087	48,532	91,244	101,577
Application services	12,162	9,553	23,401	19,223
Total revenues	$225,869	$217,929	$432,354	$432,317

Income from operations:
Products (1)	$70,268	$75,213	$125,358	$191,702
Web performance services	2,420		1,471
Professional services	5,754	5,654	10,675	8,584
Application services	1,199	661	1,961	1,545
Subtotal	79,641	81,528	139,465	201,831
Corporate expenses	(38,780)	(38,767)	(76,217)	(78,897)
Restructuring costs		(1,328)		(3,818)
Income from operations	40,861	41,433	63,248	119,116
Other income, net	862	1,333	1,727	2,753
Income before income taxes	$41,723	$42,766	$64,975	$121,869

(1)	For the six months ended September 30, 2009, income from the products segment includes a $52.4 million gain on divestiture of the Quality and DevPartner product lines.

Financial information regarding geographic operations is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
United States	$145,740	$137,167	$277,896	$270,870
Europe and Africa	53,073	55,245	101,411	111,283
Other international operations	27,056	25,517	53,047	50,164
Total revenues	$225,869	$217,929	$432,354	$432,317

Note 10 - Restructuring Accrual

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

The following table summarizes the restructuring accrual as of March 31, 2010, and changes to the accrual during the six months ended September 30, 2010 (in thousands):

	Employee Termination Benefits	Facility Costs	Other	Total
Restructuring accrual as of March 31, 2010	$1,810	$978	$22	$2,810

Payments	(1,761)	(345)	(11)	(2,117)

Restructuring accrual as of September 30, 2010	$49	$633	$11	$693

As of September 30, 2010, $497,000 of the restructuring accrual is recorded in current “accrued expenses”. The remaining balance of $196,000 is recorded to long-term “accrued expenses” in the condensed consolidated balance sheets and primarily relates to facility costs.

The accruals for facilities costs at September 30, 2010 represent the remaining fair value of lease obligations for exited and demised locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2014. Projected sublease income is based on management’s estimates, which are subject to change.

Note 11 - Debt

The Company had no long term debt at September 30, 2010 and March 31, 2010.

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

The credit facility contains various covenant requirements, including limitations on liens; indebtedness; mergers, consolidations and acquisitions; asset sales; dividends; investments, loans and advances from the Company; transactions with affiliates; and limits additional borrowing outside of the facility to $250 million. The credit facility is also subject to maximum total debt to EBITDA and minimum fixed charge coverage financial covenants. The Company was in compliance with the covenants under the credit facility at September 30, 2010.

Any borrowings under the credit facility bear interest at the prime rate or the Eurodollar rate plus the applicable margin (based on the level of maximum total debt to EBITDA ratio), at the Company’s option. The Company pays a quarterly facility fee on the credit facility based on the applicable margin grid.

Note 12 – Contingencies

The Company is subject to various legal actions and claims incidental to its business. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance. After discussion with counsel, it is the opinion of management that the outcome of such matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Compuware Corporation
Detroit, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of September 30, 2010, and the related condensed consolidated statements of operations for the three-month and six-month periods ended September 30, 2010 and 2009, and of cash flows for the six-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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
November 4, 2010

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

COMPUWARE CORPORATION AND SUBSIDIARIES

•	Future changes in the United States and global economies may reduce demand for our software products and services, which may have a material adverse effect on our revenues and operating results.

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

We deliver value to businesses by providing software and web performance solutions; professional services; and application services that improve the performance of information technology (“IT”) organizations. Originally founded in 1973 as a professional services company, we began to offer mainframe productivity tools for fault diagnosis, file and data management, and application debugging in the late 1970's. We began to offer productivity tools for the distributed platform during the 1990’s and web-based productivity tools during the 2000’s.

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

•	Our application services, marketed as Covisint, use business-to-business applications to integrate vital business information and processes between partners, customers and suppliers.

COMPUWARE CORPORATION AND SUBSIDIARIES

Quarterly Update

The following occurred during the second quarter of 2011:

•
Acquired certain assets and liabilities of DocSite, LLC (“DocSite”), for $15.9 million in cash (see Note 2 of the condensed consolidated financial statements included in this report for additional information).

•	Experienced a 17.6% increase in distributed product revenue and a 14.8% decrease in mainframe product revenue in the second quarter of 2011 compared to the second quarter of 2010.
•	Realized a decrease in product software contribution margin to 43.4% in the second quarter of 2011 compared to 47.1% during the second quarter of 2010.
•	Experienced an increase in professional services segment contribution margin to 12.5% in the second quarter of 2011 from 11.7% in the second quarter of 2010.
•	Experienced an increase in application services segment contribution margin to 9.9% in the second quarter of 2011 from 6.9% in the second quarter of 2010.
•	Repurchased approximately 5.5 million shares of our common stock at an average price of $7.82 per share as part of our discretionary stock repurchase plan.
•	Released 2 distributed and 3 mainframe product updates designed to increase the productivity of the IT departments of our customers.

The ability to achieve our strategies and objectives is subject to a number of risks and uncertainties, some of which we may not be able to control. See "Forward-Looking Statements".

COMPUWARE CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the condensed consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

	Percentage of			Percentage of
	Total Revenues			Total Revenues
	Three Months Ended		Period-	Six Months Ended		Period-
	September 30,		to-Period	September 30,		to-Period
	2010	2009	Change	2010	2009	Change
REVENUE:
Software license fees	20.2%	23.0%	(9.0)%	18.3%	21.0%	(12.9)%
Maintenance and subscription fees *	54.0	50.3	11.2	55.2	51.1	8.1
Professional services segment fees **	20.4	22.3	(5.0)	21.1	23.5	(10.2)
Application services segment fees **	5.4	4.4	27.3	5.4	4.4	21.7
Total revenues	100.0	100.0	3.6	100.0	100.0	0.0

OPERATING EXPENSES:
Cost of software license fees	1.4	1.8	(15.7)	1.5	1.8	(14.6)
Cost of maintenance and subscription fees *	5.9	3.8	58.5	6.2	4.0	53.3
Professional services segment expenses **	17.9	19.7	(5.9)	18.6	21.5	(13.4)
Application services segment expenses **	4.8	4.1	23.3	5.0	4.1	21.3
Technology development and support	9.7	9.9	1.2	10.1	10.0	0.7
Sales and marketing	25.0	23.3	11.3	26.4	24.0	9.9
Administrative and general	17.2	17.8	0.0	17.6	18.2	(3.4)
Restructuring cost		0.6	(100.0)		0.9	(100.0)
Gain on divestiture of product lines					(12.1)	100.0
Total operating expenses	81.9	81.0	4.8	85.4	72.4	17.8
Income from operations	18.1	19.0	(1.4)	14.6	27.6	(46.9)
Other income, net	0.4	0.6	(35.3)	0.4	0.6	(37.3)
Income before income taxes	18.5	19.6	(2.4)	15.0	28.2	(46.7)
Income tax provision	7.0	6.8	6.4	6.1	9.9	(38.5)
Net income	11.5%	12.8%	(7.1)%	8.9%	18.3%	(51.1)%

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

Financial information for the product software business was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$167,620	$159,844	$317,709	$311,517
Expenses	94,932	84,631	190,880	119,815
Product software contribution	$72,688	$75,213	$126,829	$191,702

The product software business generated contribution margins of 43.4% and 47.1% during the second quarter of 2011 and 2010, respectively. Contribution margins during the first six months of 2011 and 2010 were 39.9% and 61.5%, as reported, and 44.7% excluding the gain on divestiture of $52.4 million related to the sale of our Quality and DevPartner product lines to Micro Focus International, PLC (“Quality Divestiture”) during the first quarter of 2010, respectively. The decreases in margin were primarily due to investments in our web performance services business and to a lesser extent, the decline in mainframe software license and maintenance fees.

COMPUWARE CORPORATION AND SUBSIDIARIES

Product Software Revenue

Revenue for the products and web performance services segments was as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
Products segment	2010	2009	% Chg	2010	2009	% Chg
Software license fees
Mainframe	$22,394	$34,229	(34.6)	$36,915	$53,422	(30.9)
Distributed excluding divested products	23,219	15,881	46.2	42,028	28,510	47.4
Total software license fees excluding divested products	45,613	50,110	(9.0)	78,943	81,932	(3.6)
Software license fees - divested products *					8,724
Total software license fees	45,613	50,110	(9.0)	78,943	90,656	(12.9)

Maintenance fees
Mainframe	77,541	83,059	(6.6)	154,901	163,444	(5.2)
Distributed excluding divested products	26,810	26,675	0.5	52,937	52,578	0.7
Total maintenance fees excluding divested products	104,351	109,734	(4.9)	207,838	216,022	(3.8)
Maintenance fees - divested products *					4,839	(100.0)
Total maintenance fees	$104,351	$109,734	(4.9)	$207,838	$220,861	(5.9)

Total products segment revenue
Mainframe	$99,935	$117,288	(14.8)	$191,816	$216,866	(11.6)
Distributed	50,029	42,556	17.6	94,965	94,651	0.3
Total products segment revenue	$149,964	$159,844	(6.2)	$286,781	$311,517	(7.9)

Web performance services segment
Subscription fees	$17,656		n/a	$30,928		n/a

Total product software revenue	$167,620	$159,844	4.9	$317,709	$311,517	2.0

*	Divested products license and maintenance fees relate to our Quality and DevPartner product lines that were sold to Micro Focus International PLC during the first quarter of 2010.

Product software revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
United States	$97,131	$88,285	$181,082	$168,896
Europe and Africa	47,291	49,506	90,855	98,593
Other international operations	23,198	22,053	45,772	44,028
Total product software revenue	$167,620	$159,844	$317,709	$311,517

Product software revenue, which consists of software license fees, maintenance fees and subscription fees, comprised 74.2% and 73.3% of total revenue during the second quarter of 2011 and 2010, respectively, and 73.5% and 72.1% of total revenue during the first six months of 2011 and 2010, respectively. During the second quarter and first six months of 2011, product software revenue has increased through organic revenue growth of our distributed products, primarily Vantage, and from subscription fees which we began reporting since our acquisition of Gomez in November 2009. Since the acquisition of Gomez, we have focused on developing solutions that combine the technology from our Vantage products with technology from our web performance services which we refer to as application performance monitoring (“APM”) solutions. We will be releasing our First Mile solution during the third quarter of 2011 which integrates components of Vantage and our web performance services into a single application that measures the performance of our customer’s web applications, including elements that reside both within the customer’s data center and also on the Internet, and displays that information through a single dashboard. We anticipate these APM solutions will be a primary contributor to future revenue growth within our distributed product and web performance services as these solutions not only add value on a stand-alone basis to our customers but will allow customers to realize the benefits of our website and enterprise application performance monitoring solutions providing us with opportunities to cross-sell non-integrated Vantage products and web performance services.

COMPUWARE CORPORATION AND SUBSIDIARIES

Software license fees

Software license fees (“license fees”) decreased $4.5 million or 9.0%, which included a negative impact from foreign currency fluctuations of $346,000, during the second quarter of 2011 to $45.6 million and decreased $11.7 million or 12.9%, which included a negative impact from foreign currency fluctuations of $70,000, during the first six months of 2011 to $78.9 million as compared to the same periods from the prior year.

The decreases in license fees were primarily due to declines in our mainframe product line of $11.8 million or 34.6% for the second quarter of 2011 and $16.5 million or 30.9% for the first six months of 2011. The declines are primarily due to large purchases by a government agency that occurred during the second quarter of 2010. The first six months of 2011 was further impacted by lower customer spending.

Distributed license fees increased $7.3 million or 46.2% during the second quarter of 2011 and, excluding the impact from divested products, increased $13.5 million or 47.4% during the first six months of 2011 as compared to the same periods from the prior year. Each of our distributed product lines generated revenue growth year over year with Vantage experiencing the largest increase at 48.1% and 49.8% during the second quarter and first six months of 2011, respectively, as the industry’s demand for application performance management solutions continues to grow.

During the second quarter of 2011 and 2010, for software license transactions that are required to be recognized ratably, we deferred $5.6 million and $12.2 million, respectively, of license fees relating to such transactions that closed during the period. We recognized as revenue $15.6 million and $18.6 million, respectively, of previously deferred license fees relating to such transactions that closed and had been deferred prior to the beginning of the periods.

During the first six months of 2011 and 2010, for software license transactions that are required to be recognized ratably, we deferred $12.6 million and $22.8 million, respectively, of license fees relating to such transactions that closed during the period. We recognized as revenue $30.9 million and $43.0 million, respectively, of previously deferred license fees relating to such transactions that closed and had been deferred prior to the beginning of the periods, including $7.2 million related to our divested products during the first quarter of 2010.

COMPUWARE CORPORATION AND SUBSIDIARIES

Maintenance fees

Maintenance fees decreased $5.4 million or 4.9%, which included a negative impact from foreign currency fluctuations of $1.3 million, during the second quarter of 2011 to $104.4 million, and decreased $13.0 million or 5.9%, which included a negative impact from foreign currency fluctuations of $1.0 million, during the first six months of 2011 to $207.8 million as compared to the same periods from the prior year.

The decreases in maintenance fees were primarily due to declines in our mainframe product line of $5.5 million or 6.6% for the second quarter of 2011 and $8.5 million or 5.2% for the first six months of 2011. Although we continue to experience a high maintenance renewal rate with our current mainframe customers, the decline in mainframe license deals during 2010 and 2011 is impacting mainframe maintenance revenue as new or growth customers are not entirely replacing the maintenance revenue loss from the non-renewed mainframe maintenance arrangements.

Distributed maintenance fees increased $135,000 or 0.5% during the second quarter of 2011 and, excluding the impact from divested products, increased $359,000 or 0.7% during the first six months of 2011 as compared to the same periods from the prior year, primarily due to sales growth in our Vantage product line.

Subscription fees

In November 2009, we acquired Gomez, Inc. which offers product solutions, on a subscription basis, that are used to test and monitor web and mobile applications.

Revenue recognized from these solutions is referred to as subscription fees and totaled $17.6 million and $30.9 million during the second quarter of 2011 and the first six months of 2011, respectively.

Product Software Expenses

Product software expenses include cost of software license fees, cost of maintenance and subscription fees, technology development and support costs, sales and marketing expenses and the gain on divestiture of product lines.

Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers, including associated hardware costs, and the cost of author royalties. Cost of software license fees decreased $607,000 or 15.7% during the second quarter of 2011 to $3.3 million from $3.9 million in the second quarter of 2010 and decreased $1.1 million or 14.6% during the first six months of 2011 to $6.7 million from $7.8 million in the first six months of 2010. The decline is primarily due to lower capitalized software amortization as certain developed technologies from past acquisitions became fully amortized and the decline in capitalized research and development costs in previous years is reducing the amortizable base.

As a percentage of software license fees, cost of software license fees was 7.2% and 7.7% in the second quarter of 2011 and 2010, respectively, and 8.5% and 8.6% in the first six months of 2011 and 2010, respectively.

COMPUWARE CORPORATION AND SUBSIDIARIES

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

Cost of maintenance and subscription fees increased $4.9 million or 58.5% during the second quarter of 2011 to $13.3 million from $8.4 million in the second quarter of 2010 and increased $9.3 million or 53.3% during the first six months of 2011 to $26.6 million from $17.3 million in the first six months of 2010. The increases in expense were due to $5.9 million and $11.4 million, respectively, of costs associated with our web performance service business acquired in the Gomez acquisition. These increases were partially offset by reductions in costs as developer resources shifted from maintenance based projects (reported as “Cost of maintenance and subscription fees”) to projects that enhance our existing software products (reported as “Technology development and support” costs). The cost of maintenance for the first six months of 2011 was further reduced by the effect of headcount reductions from the Quality Divestiture in 2010.

As a percentage of maintenance and subscription fees, cost of maintenance and subscriptions fees were 10.9% and 7.6% in the second quarter of 2011 and 2010, respectively, and 11.1% and 7.8% in the first six months of 2011 and 2010, respectively. The increases in the percentages were primarily due to the impact of our web performance service business acquired in the Gomez acquisition as the cost to deliver web performance services is proportionately greater than the cost to deliver maintenance services.

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

Total technology development and support costs and capitalized internal software costs were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Technology development and support costs incurred	$26,401	$22,707	$51,793	$47,083

Capitalized internal software costs	(4,508)	(1,074)	(8,359)	(3,968)

Technology development and support costs expensed	$21,893	$21,633	$43,434	$43,115

Before the capitalization of internal software costs, total technology development and support costs increased $3.7 million or 16.3% during the second quarter of 2011 to $26.4 million from $22.7 million in the second quarter of 2010 and for the first six months of 2011 increased $4.7 million or 10.0% to $51.8 million from $47.1 million in the first six months of 2010. The increases in expense were primarily due to higher compensation and employee benefit costs associated with the increase in headcount from the Gomez acquisition and to a lesser extent the shift of developer resources from maintenance based projects (reported as “Cost of maintenance and subscription fees”) to projects that enhance our existing software products (reported as “Technology development and support” costs). The increase in expense for the first six months of 2011 was partially offset by the effect of headcount reductions from the Quality Divestiture in 2010.

COMPUWARE CORPORATION AND SUBSIDIARIES

Capitalized internal software costs increased $3.4 million or 319.7% to $4.5 million during the second quarter of 2011 and increased $4.4 million or 110.7% to $8.4 million during the first six months of 2011 as compared to the same periods from the prior year. The increases are primarily due to a significant product release associated with our Vantage product and to a lesser extent, the First Mile APM solution, as both reached technological feasibility during the first quarter of 2011.

As a percentage of product revenue, costs of technology development and support were 13.1% and 13.5% in the second quarter of 2011 and 2010, respectively, and 13.7% and 13.8% in the first six months of 2011 and 2010, respectively.

Sales and marketing costs consist primarily of personnel related costs associated with product sales, sales support and marketing for our product offerings. Sales and marketing costs increased $5.7 million or 11.3% during the second quarter of 2011 to $56.5 million from $50.8 million in the second quarter of 2010 and for the first six months of fiscal 2011 increased $10.3 million or 9.9% to $114.2 million from $103.9 million in the first six months of fiscal 2010. The increases in costs were primarily due to the Gomez acquisition which increased compensation and employee benefit costs by $5.3 million and $10.0 million, respectively, and intangible asset amortization by $870,000 and $1.7 million, respectively. The increases in costs were partially offset by lower employee costs due to restructuring actions taken during 2010 which affected both the second quarter and first six months of 2011 and headcount reductions from the Quality Divestiture in 2010 which reduced employee costs during the first six months of 2011.

As a percentage of product revenue, sales and marketing costs were 33.7% and 31.8% in the second quarter of 2011 and 2010, respectively, and 35.9% and 33.4% in the first six months of 2011 and 2010, respectively. The increases in the percentage were primarily due to declines in our mainframe license and maintenance fees during the second quarter and first six months of 2011.

Gain on divestiture of product lines relates to our Quality Divestiture in May 2009 that resulted in a gain of $52.4 million recorded during the first quarter of 2010.

PROFESSIONAL SERVICES SEGMENT

Financial information for the professional services segment was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, *		September 30, *
	2010	2009	2010	2009
Revenue	$46,087	$48,532	$91,244	$101,577
Expenses	40,333	42,878	80,569	92,993
Professional services segment contribution	$5,754	$5,654	$10,675	$8,584

*
The professional services segment and the application services segment are combined and reported as professional services in the condensed consolidated statement of operations included within this report.

COMPUWARE CORPORATION AND SUBSIDIARIES

Professional services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
United States	$38,141	$40,709	$76,530	$85,458
Europe and Africa	4,906	5,008	9,002	11,202
Other international operations	3,040	2,815	5,712	4,917
Total professional services segment revenue	$46,087	$48,532	$91,244	$101,577

During the second quarter of 2011, the professional services segment generated a contribution margin of 12.5%, compared to 11.7% during the second quarter of 2010 and 11.7% and 8.5% during the first six months of 2011 and 2010, respectively. The increase in contribution margin was primarily due to our initiatives to exit low-margin engagements and the restructuring actions taken during 2010 (see Note 10 of the condensed consolidated financial statements for further information).

Professional Services Segment Revenue

Professional services segment revenue decreased $2.4 million or 5.0%, which included a negative impact from foreign currency fluctuations of $282,000 during the second quarter of 2011 to $46.1 million compared to $48.5 million in the second quarter of 2010 and decreased $10.4 million or 10.2%, which included a negative impact from foreign currency fluctuations of $130,000, during the first six months of 2011 to $91.2 million from $101.6 million during the first six months of 2010. The decrease in revenue was primarily a result of the actions taken during 2010 and 2011 to exit low-margin engagements, and to a lesser extent, reductions in customer spending.

Professional Services Segment Expenses

Professional services segment expenses consist primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Professional services segment expenses decreased $2.6 million or 5.9% during the second quarter of 2011 to $40.3 million from $42.9 million in the second quarter of 2010 and decreased $12.4 million or 13.4% during the first six months of 2011 to $80.6 million from $93.0 million during the first six months of 2010. The decreases in expenses were primarily attributable to lower employee costs due to reductions in project staffing levels and reductions in subcontractor costs as management aligns project costs with project demand (see “Professional Services Segment Revenue”).

COMPUWARE CORPORATION AND SUBSIDIARIES

APPLICATION SERVICES SEGMENT

Financial information for the application services segment was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, *		September 30, *
	2010	2009	2010	2009
Revenue	$12,162	$9,553	$23,401	$19,223
Expenses	10,963	8,892	21,440	17,678
Application services segment contribution	$1,199	$661	$1,961	$1,545

*
The professional services segment and the application services segment are combined and reported as professional services in the condensed consolidated statement of operations included within this report.

Application services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
United States	$10,468	$8,173	$20,284	$16,516
Europe and Africa	876	731	1,554	1,488
Other international operations	818	649	1,563	1,219
Total application services segment revenue	$12,162	$9,553	$23,401	$19,223

The application services segment generated a contribution margin of 9.9% for the second quarter 2011 compared to 6.9% during the second quarter of 2010, and a contribution margin of 8.4% for the six months of 2011 compared to 8.0% during the first six months of 2010. The increases in contribution margin were primarily due to economies of scale from our revenue growth as described below.

During the second quarter of 2011, we acquired DocSite, a provider of web-based solutions that allow physicians and healthcare organizations to accurately and timely manage, analyze and report healthcare performance and quality. Demand for such solutions has increased as U.S. government agencies provide financial incentives for physicians and healthcare organizations to use information technology when reporting health and quality of care information. DocSite offerings combined with Covisint’s secure software-as-a-service model will allow us to offer our customers solutions for exchanging and analyzing clinical and patient information in a secure environment across the healthcare delivery system that meet U.S. healthcare technology standards.

Application Services Segment Revenue

Application services segment revenue increased $2.6 million or 27.3% during the second quarter of 2011 to $12.2 million from $9.6 million in the second quarter of 2010 and increased $4.2 million or 21.7% for the first six months of 2011 to $23.4 million from $19.2 million in the first six months of 2010. The increase in revenue is a result of growth from automotive customers as the industry has stabilized from the recent economic downturn and continued expansion into the healthcare industry. We anticipate demand in the healthcare industry will continue to grow as hospitals, physicians and the United States government move towards establishing electronic patient health and medical records which will require secure computerized databases and environments for storing and sharing of information. Our application services are designed to meet this demand and will be a factor in the future growth of the application services segment.

COMPUWARE CORPORATION AND SUBSIDIARIES

Our application services segment generated 64% and 65%, respectively, of its revenue from the automotive industry during the first six months of 2011 and 2010, respectively.

Application Services Segment Expenses

Application services segment expenses consist primarily of personnel-related costs of providing services, including technical staff, subcontractors and sales personnel. Application services segment expenses increased $2.1 million or 23.3% during the second quarter of 2011 to $11.0 million from $8.9 million in the second quarter of 2010 and increased $3.7 million or 21.3% during the first six months of 2011 to $21.4 million from $17.7 million during the first six months of 2010. The increases in expenses were primarily due to an increase in employee costs as employee staffing levels have increased to manage the growth of the business.

CORPORATE AND OTHER EXPENSES

Administrative and general expenses consist primarily of costs associated with the corporate executive, finance, human resources, administrative, legal, communications and investor relations departments. In addition, administrative and general expenses include all facility-related costs, such as rent, building depreciation, maintenance and utilities, associated with our worldwide offices. Administrative and general expenses were relatively unchanged during the second quarter of 2011 and 2010 at $38.8 million and decreased $2.7 million or 3.4% during the first six months of 2011 to $76.2 million from $78.9 million in the first six months of 2010.

The decrease in expense for the first six months of 2011 compared to 2010 was due to the following: (1) a $2.0 million increase in rental income as we entered into a five year agreement to lease approximately 249,000 square feet of our Detroit, Michigan headquarters effective April 2010; (2) a reduction of $1.1 million in facility costs resulting from office consolidations in 2010; (3) a net gain of $647,000 realized from foreign currency and hedging transactions. The decrease in expense was partially offset by a $695,000 decline in income related to administrative fees charged to Micro Focus in association with the Quality Divestiture.

Other income, net (“other income”) consists primarily of interest income realized from our cash and cash equivalents, interest earned on certain license fee transactions that are financed and income generated from our investments in partially owned companies. Other income decreased $471,000 or 35.3% during the second quarter of 2011 to $862,000 from $1.3 million in the second quarter of 2010 and decreased $1.1 million or 37.3% during the first six months of 2011 to $1.7 million from $2.8 million during the first six months of 2010. The decreases in income were due to declines in interest income primarily resulting from cash and cash equivalent balances that were lower during the second quarter and first six months of 2011 as compared to the same periods from the prior year.

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements and net operating loss and credit carryforwards.

COMPUWARE CORPORATION AND SUBSIDIARIES

The income tax provision was $15.7 million in the second quarter of 2011 compared to an income tax provision of $14.8 million in the second quarter of 2010 representing an effective tax rate of 37.7% and 34.6%, respectively. The income tax provision was $26.3 million for the first six months of 2011 compared to $42.8 million for the first six months of 2010, representing an effective tax rate of 40.5% and 35.1%, respectively.

The changes in the effective tax rate for the second quarter and first six months of 2011 were primarily due to valuation allowance adjustments, with a $2.2 million increase to the Brownfield deferred tax asset (“DTA”) valuation allowance having the largest impact. During the first quarter of 2011, the State of Michigan published guidance clarifying the sourcing of services revenues which impacts future taxable income under the Michigan Business Tax. As a result, the Company assessed the ability to utilize these credits prior to expiration and recorded the additional valuation allowance to reduce the carrying value of the Brownfield DTA to the more likely than not realizable value.

RESTRUCTURING COSTS AND ACCRUAL

There were no restructuring actions taken during the first six months of 2011. See Note 10 to the condensed consolidated financial statements for payment activity related to our restructuring accrual.

At this time, there are no initiatives that require us to incur restructuring charges; however unanticipated future conditions or events may require us to reassess the need for new restructuring initiatives.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at September 30, 2010. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our annual report on Form 10-K for the year ended March 31, 2010 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2010.

COMPUWARE CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, cash and cash equivalents totaled $77.3 million, compared to $149.9 million at March 31, 2010.

Net cash provided by operating activities:

Net cash provided by operating activities during the first six months of 2011 was $13.4 million, a decrease of $56.6 million from the first six months of 2010. The decrease was primarily due to a reduction in customer cash collections of $51 million as our strategy to exit low margin professional services engagements has reduced our revenues during 2010 and 2011, and timing of billings from multi-year product arrangements resulted in lower cash collections during the first six months of 2011 compared to the prior year. The decrease in cash was further impacted by an increase in employee bonus payments of approximately $20 million during the first quarter of 2011. The decrease was partially offset by a $12 million decline in income taxes paid to taxing authorities, an increase in rental income receipts and reductions in building rent payments during the first six months of 2011.

Cash collections related to our operating activities for 2011 is expected to be consistent with prior year trends of increasing during the third and fourth quarters of a fiscal year as compared to the first and second quarters primarily due to the billing cycles of our mainframe license and maintenance arrangements.

The condensed consolidated statements of cash flows compute net cash from operating activities using the indirect cash flow method. Therefore non-cash adjustments and net changes in assets and liabilities (net of effects from the acquisition, divestiture and currency fluctuations) are adjusted from net income to derive net cash from operating activities.

Changes in accounts receivable and deferred revenue have typically had the largest impact on the reconciliation of net income to compute cash flows from operating activities as we allow for deferred payment terms on multi-year products contracts. The decrease in the net change of accounts receivable was $41.3 million and primarily relates to a declining accounts receivable balance resulting from the reduction in revenue during 2010 and 2011 and the timing of billings from multi-year product arrangements during the first six months of 2011 compared to the same period of 2010 (see description above). The decrease in the net change of deferred revenue was $16.5 million and primarily relates to the decline in mainframe license and maintenance contracts.

The other significant changes in our reconciliation of net income to derive net cash from operating activities during the first six months of 2011 as compared to the same period of 2010 were as follows: (1) the adjustment to net income of $52.4 million resulting from the gain on divestiture of our Quality and DevPartner product lines during the first quarter of 2010 (the proceeds from the sale were recorded to investing activities) and (2) the change in accounts payable and accrued expense balances decreasing cash flow from operating activities by $12.2 million was primarily a result of the increase in employee bonus payments during the first quarter of 2011 that were accrued for at March 31, 2010.

We believe our existing cash resources and cash flow from operations will be sufficient to meet operating cash needs for the foreseeable future.

COMPUWARE CORPORATION AND SUBSIDIARIES

Net cash used in investing activities:

Net cash used in investing activities during the first six months of 2011 was $33.1 million resulting in an $88.6 million reduction to cash as $55.5 million was provided by investing activities during the first six months of 2010.

The primary reason for the change was due to the net cash of $65.0 million provided from the Quality Divestiture during the first quarter of 2010 and the net cash of $15.7 million used for the purchase of DocSite during the second quarter of 2011.

During the first six months of 2011 and 2010, capital expenditures for property and equipment and capitalized research and software development totaled $17.4 million and $9.5 million, respectively, with the increase primarily due to increases in capitalized research and development costs related to our software products and web performance services network. Capital expenditures were funded with cash flows from operations.

We will continue to evaluate business acquisition opportunities that fit our strategic plans.

Net cash used in financing activities:

Net cash used in financing activities during the first six months of 2011 was $54.5 million, a decrease of $28.5 million from the first six months of 2010.

We repurchased $59.0 million of our common stock during the first six months of 2011, a decline of $26.8 million from the first six months of 2010.

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

During the first six months of 2011, we repurchased under the Discretionary Plan approximately 7.4 million shares of our common stock at an average price of $7.88 per share for a total cost of $58.7 million. As of September 30, 2010, approximately $345 million remains authorized for future purchases under the Discretionary Plan.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

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

We had no borrowings under the credit facility as of September 30, 2010. See Note 11 of the condensed consolidated financial statements included in this report for further discussion of the credit facility.

Recently Issued Accounting Pronouncements

See Note 1 of the condensed consolidated financial statements included in this report for recently issued accounting pronouncements that may affect the Company.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COMPUWARE CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended March 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of common stock for the quarter ended September 30, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plan or program (1)

For the month ended July 31, 2010	650,000	$8.14	650,000	$382,772,000

For the month ended August 31, 2010	2,667,200	7.61	2,667,200	362,464,000

For the month ended September 30, 2010	2,163,600	7.97	2,163,600	345,211,000

Total	5,480,800	$7.82	5,480,800

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

COMPUWARE CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 6.  Exhibits

Exhibit
Number	Description of Document

2.8	Asset Purchase Agreement between Compuware Corporation and DocSite LLC, dated as of September 17, 2010 (Company’s Form 8-K filed on September 22, 2010).

15	Independent Registered Public Accounting Firm’s Awareness Letter

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-4(b) of the Securities Exchange Act.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

COMPUWARE CORPORATION

Date:	November 4, 2010	By: /s/ Peter Karmanos, Jr.

Peter Karmanos, Jr.
Chief Executive Officer
(duly authorized officer)

Date:	November 4, 2010	By: /s/ Laura L. Fournier

Laura L. Fournier
Executive Vice President,
Chief Financial Officer and
Treasurer
(principal financial officer)