Form 10-Q
period 2010-12-31
COMPUWARE CORP
filed 2011-02-08
CIK 859014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___                                                                                    .

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

As of February 1, 2011, there were outstanding 218,760,115 shares of Common Stock, par value $.01, of the registrant.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	December 31,	March 31,
ASSETS	2010	2010

CURRENT ASSETS:
Cash and cash equivalents	$81,863	$149,897
Accounts receivable, net	517,775	456,504
Deferred tax asset, net	49,861	46,286
Income taxes refundable	4,624	6,160
Prepaid expenses and other current assets	30,675	46,434
Total current assets	684,798	705,281

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	334,482	341,696

CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	86,133	84,755

ACCOUNTS RECEIVABLE	192,470	222,344

DEFERRED TAX ASSET, NET	32,061	38,969

GOODWILL	608,228	591,870

OTHER ASSETS	33,664	28,410

TOTAL ASSETS	$1,971,836	$2,013,325

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,139	$15,713
Accrued expenses	97,422	110,732
Income taxes payable	21,304	16,314
Deferred revenue	449,342	469,834
Total current liabilities	586,207	612,593

DEFERRED REVENUE	354,296	398,515

ACCRUED EXPENSES	36,420	33,193

DEFERRED TAX LIABILITY, NET	56,638	55,211
Total liabilities	1,033,561	1,099,512

SHAREHOLDERS' EQUITY:
Common stock	2,185	2,250
Additional paid-in capital	636,713	606,484
Retained earnings	297,419	305,441
Accumulated other comprehensive income (loss)	1,958	(362)
Total shareholders' equity	938,275	913,813

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,971,836	$2,013,325

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In Thousands. Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
REVENUES:
Software license fees	$60,152	$52,023	$139,095	$142,679
Maintenance and subscription fees	124,162	117,583	362,928	338,444
Professional services fees	62,711	60,258	177,356	181,058

Total revenues	247,025	229,864	679,379	662,181

OPERATING EXPENSES:
Cost of software license fees	3,745	4,072	10,428	11,895
Cost of maintenance and subscription fees	15,274	10,968	41,826	28,292
Cost of professional services	53,811	53,378	155,820	164,049
Technology development and support	22,517	22,562	65,951	65,677
Sales and marketing	62,437	58,969	176,648	162,873
Administrative and general	39,760	42,761	115,977	121,658
Restructuring costs		1,024		4,842
Gain on divestiture of product lines				(52,351)

Total operating expenses	197,544	193,734	566,650	506,935

INCOME FROM OPERATIONS	49,481	36,130	112,729	155,246

OTHER INCOME, NET	1,376	1,076	3,103	3,829

INCOME BEFORE INCOME TAXES	50,857	37,206	115,832	159,075

INCOME TAX PROVISION	16,858	12,794	43,196	55,630

NET INCOME	$33,999	$24,412	$72,636	$103,445

Basic earnings per share	$0.16	$0.11	$0.33	$0.44

Diluted earnings per share	$0.15	$0.11	$0.32	$0.44

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)
	Nine Months Ended
	December 31,
	2010	2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$72,636	$103,445
Adjustments to reconcile net income to net cash provided by operations:
Gain on divestiture of product lines		(52,351)
Depreciation and amortization	37,300	32,476
Stock award compensation	13,387	12,649
Deferred income taxes	7,554	7,578
Other	561	1,061
Net change in assets and liabilities, net of effects from acquisitions, the divestiture and currency fluctuations:
Accounts receivable	(23,489)	9,262
Prepaid expenses and other current assets	14,572	16,338
Other assets	(1,514)	(5,626)
Accounts payable and accrued expenses	(11,882)	(57)
Deferred revenue	(77,463)	(17,994)
Income taxes	4,123	(3,415)
Net cash provided by operating activities	35,785	103,366

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of:
Businesses, net of cash acquired	(18,165)	(284,393)
Property and equipment	(13,328)	(7,070)
Capitalized software	(12,877)	(7,427)
Net proceeds from divestiture of product lines		64,992
Net cash used in investing activities	(44,370)	(233,898)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from borrowings on credit facility		42,000
Payments on credit facility		(7,000)
Net proceeds from exercise of stock options including excess tax benefits	53,331	2,857
Employee contribution to stock purchase plans	1,892	1,647
Repurchase of common stock	(116,600)	(111,156)
Net cash used in financing activities	(61,377)	(71,652)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,928	11,934

NET DECREASE IN CASH AND CASH EQUIVALENTS	(68,034)	(190,250)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	149,897	278,112

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,863	$87,862

See notes to condensed consolidated financial statements.

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company", “Compuware”, “we”, “our” and “us”). All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2010, final amounts may differ from these estimates.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2010 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet at March 31, 2010 has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for interim periods are not necessarily indicative of results expected to be achieved for the full fiscal year.

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

When our web performance services are sold with software deliverables, an arrangement containing both software elements (i.e., software license with maintenance and product related services) and non-software elements (i.e., web performance and other hosting services) is created and referred to as a multiple-deliverable arrangement. The revenue associated with the arrangement is allocated to the software elements and non-software elements using our best estimate of selling price as we have been unable to establish vendor specific objective evidence of fair value (“VSOE”) or third party evidence for our software deliverables or non-software elements. Management’s best estimate of selling price for the non-software elements is based upon the price the hosting is sold for separately, which is consistent with the price stated in the contract as we have evidence that customers actually renew at this price. For the software deliverables, management’s best estimate of selling price is determined by using the prices of software deliverables sold separately taking into consideration geography, transaction size, and actual price charged. Once the revenue is allocated to the software elements and the non-software elements, revenue recognition occurs as described herein.

Software license fees

The Company's software license agreements provide its customers with a right to use its software perpetually (perpetual licenses) or during a defined term (time based licenses).

Perpetual license fee revenue is recognized using the residual method, under which the fair value, based on VSOE, of all undelivered elements of the agreement (i.e., maintenance and product related services) is deferred. VSOE is based on rates charged for maintenance and professional services when sold separately. The remaining portion of the fee is recognized as license fee revenue upon delivery of the products, provided that all revenue recognition criteria are met.

For revenue arrangements where there is a lack of VSOE for any undelivered elements, license fee revenue is deferred and recognized upon delivery of those elements or when VSOE can be established. When maintenance or product related services are the only undelivered elements, the license fee revenue is recognized on a ratable basis over the longer of the maintenance term or the period in which the product related services are expected to be performed. Such transactions include time based licenses as the Company does not sell maintenance for time based licenses separately and therefore cannot establish VSOE for the undelivered elements in these arrangements. In order to comply with SEC Regulation S-X, Rule 5-03(b), which requires product, services and other categories of revenue to be displayed separately on the income statement, the Company separates the license fee, maintenance fee and product related services fee (which is included in professional services fees) associated with time based licenses based on its determination of fair value. The Company applies its VSOE for maintenance related to perpetual license transactions and stand alone product related services arrangements as a reasonable and consistent approximation of fair value to separate license fee, maintenance fee and product related services fee revenue for income statement classification purposes.

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

Maintenance and subscription fees

The Company’s maintenance agreements allow customers to receive technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released during the maintenance period. The first year of maintenance is generally included with all license agreements. Maintenance fees are recognized ratably over the term of the maintenance arrangements, which may range from one to five years.

The Company’s subscription fees relate to arrangements that permit our customers to access and utilize our web performance services. The subscription arrangements do not provide customers with the right to take possession of our software at any time and we do not make it feasible for the customer to run the software on its own hardware. Subscription fees are deferred upon contract execution and are recognized ratably over the term of the subscription.

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

Professional services fees are generally based on hourly or daily rates. Revenues from professional services are recognized in the period the services are performed provided that collection of the related receivable is reasonably assured. For development services rendered under fixed-price contracts, revenues are recognized using the percentage of completion method and if it is determined that costs will exceed revenue, the expected loss is recorded at the time the loss becomes apparent. Certain professional services contracts include a project and on-going operations for the project. Revenue associated with these contracts is recognized over the expected service period as the customer derives value from the services, consistent with the proportional performance method.

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

Research and development

Research and development (“R&D”) costs for the three months ended December 31, 2010 and 2009 were $16.2 million and $15.7 million, respectively, and for the nine months ended December 31, 2010 and 2009 were $51.8 million and $46.7 million, respectively. R&D costs related to our software products and web performance services network are reported as “Technology development and support” in the condensed consolidated statements of operations and for our application services network, the costs are reported as “Cost of professional services”.

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

Recently Issued Accounting Pronouncements

In July 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The ASU requires enhanced disclosures about the credit quality of financing receivables and the allowance for credit losses; including disclosures regarding credit quality indicators, past due information, and modifications of original terms. The requirements of this ASU were adopted during our quarter ending December 31, 2010. See Note 3 for additional information.

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

Note 2 - Acquisitions

Effective December 21, 2010, the Company acquired certain assets and liabilities of BEZ Systems, Inc. (“BEZ”) for $2.5 million in cash. BEZ is a provider of predictive analytic solutions for IT departments that collects data continuously from the large number of systems the solutions monitor and then automatically aggregates the data to generate advice on how to allocate resources, tune applications and databases, and manage workloads to satisfy service level objectives for the most critical activities. BEZ solutions will be integrated into Gomez’s web performance solutions increasing our capabilities to provide predictive monitoring and business analytics to our customers. The assets and liabilities acquired have been recorded at their fair values as of the purchase date using the acquisition method. The purchase price exceeded the fair value of the acquired assets and liabilities by $1.9 million, which was recorded to goodwill within the web performance services segment. The fair value of intangible assets subject to amortization related to developed technology totaled $1.0 million with a useful life of five years.

Effective September 17, 2010, the Company acquired certain assets and liabilities of DocSite, LLC (“DocSite”), a provider of web-based solutions that give physicians and healthcare organizations the ability to accurately and timely manage, analyze and report healthcare performance and quality, for $15.9 million in cash. The assets and liabilities acquired have been recorded at their fair values as of the purchase date using the acquisition method. The purchase price exceeded the fair value of the acquired assets and liabilities by $13.9 million, which was recorded to goodwill within the application services segment. The fair value of intangible assets subject to amortization totaled $4.0 million, of which $1.9 million, $1.8 million and $260,000 related to developed technology, customer relationships and trademarks with a useful life of five, six and three years, respectively.

The arrangement included a contingent consideration component that increases the DocSite purchase price if pre-determined revenue targets for a specific product line are achieved by March 31, 2011. The contingent consideration arrangement could result in future payments of up to an additional $1.0 million. The fair value of the contingent consideration arrangement at the time of acquisition was $750,000 and was determined by applying the income approach which included significant inputs that are not observable in the market referred to as level 3 inputs (see Note 5 for additional information regarding level of inputs). The key assumptions used in the fair value measurement include the probability of attaining certain levels of revenue ranging from less than $3.5 million to greater than $4.5 million. A fair value assessment of the contingent consideration arrangement was performed as of December 31, 2010 and based on actual revenue results and revised revenue projections, the liability was reduced by $438,000 which was reflected in “cost of professional services” within the condensed consolidated statement of operations.

The factors that contribute to a purchase price that resulted in goodwill for our BEZ and DocSite acquisitions include, but are not limited to, the retention of research and development personnel with the skills to develop related technologies that will enhance our web performance and application service offerings, support personnel to provide maintenance services related to the technology acquired and a trained sales force capable of selling current and future acquired solutions. The goodwill resulting from these transactions is expected to be deductible for tax purposes.

BEZ’s financial results will be reported within our web performance services segment and DocSite’s will be reported within our application services segment.

The combined pre-acquisition results of operations and the combined post-acquisition revenues and earnings of DocSite and BEZ are considered immaterial for disclosure of supplemental pro forma information as of December 31, 2010.

Note 3 – Financing Receivables

The Company adopted ASU No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” during the third quarter of fiscal 2011. The disclosure requirements of this ASU are applicable to certain trade receivables with payment terms greater than one year and our loans receivables (see Note 5 within the consolidated financial statements included in our March 31, 2010 Form 10-K for a description of our loans receivables).

The Company allows deferred payment terms that exceed one year for customers purchasing licenses (perpetual or time-based) for our software products and the related maintenance services (“multi-year deferred payment arrangements”). A financing receivable exists when the license transfers to the customer or the related maintenance service has been provided (i.e. revenue recognition has occurred) prior to the due date of the related receivable. Our payment terms typically require payment before revenue recognition occurs, except for amounts associated with a perpetual license. As such, our products financing receivables primarily consist of the perpetual license portion of outstanding multi-year deferred payment arrangements.

The following is an aged analysis of our products and loans financing receivables based on invoice date as of December 31, 2010 (in thousands):

	0-29 days past invoice date	30-90 days past invoice date	Greater than 90 days past invoice date	Unbilled	Total products and loans financing receivables
Products	$10,062	$2,454	$300	$39,726	$52,542

Loans				10,200	10,200

Total	$10,062	$2,454	$300	$49,926	$62,742

The Company performs a credit review of its financing receivables each reporting period to determine if an allowance for credit loss is required. The Company uses an internal risk rating system to determine the customer's credit risk. If there is no evidence of collection issues and the financing receivable is less than 90 days past due, the receivable is designated a pass rating, otherwise the receivable is designated a watch rating. This process considers the payment status of the receivable, collection and loss experience associated with other outstanding and previously paid account receivable balances, discussions with the customer, the risk environment of our geographic operations and review of public financial information if available.

As of December 31, 2010, all financing receivables were designated a pass rating and there was no allowance for credit losses on our financing receivables.

Note 4 - Foreign Currency Transactions and Derivatives

The Company is exposed to foreign exchange rate risks related to transactions that are denominated in non-local currency (“anticipated transactions”) and current inter-company balances due to and from the Company’s foreign subsidiaries (“inter-company balances”).

The Company enters into derivative contracts to sell or buy currencies with the intent of mitigating foreign exchange rate risks related to inter-company balances. The Company does not use foreign exchange contracts to hedge anticipated transactions and does not designate its foreign exchange derivatives as hedges. Accordingly, all foreign exchange derivatives are recognized on the condensed consolidated balance sheets at fair value (see Note 5 of the condensed consolidated financial statements).

The foreign currency net loss resulting from anticipated transactions and inter-company balances for the three months ended December 31, 2010 and 2009 was $464,000 and $564,000, respectively, and for the nine months ended December 31, 2010 and 2009 was $1.1 million and $1.2 million, respectively. The hedging transaction net gain (loss) from foreign exchange derivative contracts for the three months ended December 31, 2010 and 2009 was $2,500 and $141,000, respectively, and for the nine months ended December 31, 2010 and 2009 was $21,500 and $(558,000), respectively. These net gain (loss) amounts were recorded to “Administrative and general” in the condensed consolidated statements of operations.

At December 31, 2010, the Company had derivative contracts maturing through January 2011 to sell $8.8 million and purchase $5.0 million in foreign currencies. At March 31, 2010, the Company had derivative contracts maturing through April 2010 to sell $830,000 and purchase $4.1 million in foreign currencies.

Note 5 - Fair Value of Assets and Liabilities

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2010
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Cash equivalents - money market funds	$21,565	$21,565

Liabilities:

Foreign exchange derivatives	$32		$32

Contingent consideration (1)	$312			$312

	As of March 31, 2010
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Cash equivalents - money market funds	$68,691	$68,691

Foreign exchange derivatives	$1		$1

(1)	See Note 2 for information regarding the types of inputs used to determine the fair value of the DocSite contingent consideration liability.

Non-financial assets such as goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. See Note 9 of the condensed consolidated financial statements for further information.

Note 6 - Computation of Earnings per Common Share

Earnings per common share data were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
BASIC EARNINGS PER SHARE:

Numerator: Net income	$33,999	$24,412	$72,636	$103,445

Denominator:
Weighted-average common shares outstanding	218,683	229,105	221,490	234,704
Basic earnings per share	$0.16	$0.11	$0.33	$0.44

DILUTED EARNINGS PER SHARE:

Numerator: Net income	$33,999	$24,412	$72,636	$103,445

Denominator:
Weighted-average common shares outstanding	218,683	229,105	221,490	234,704
Dilutive effect of stock awards	6,475	1,985	3,622	1,847
Total shares	225,158	231,090	225,112	236,551
Diluted earnings per share	$0.15	$0.11	$0.32	$0.44

During the three months ended December 31, 2010 and 2009, stock awards to purchase a total of 5.2 million and 26.1 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive and 17.6 million and 26.1 million shares, respectively, were excluded during the nine months ended December 31, 2010 and 2009.

Note 7 - Comprehensive Income

Other comprehensive income (loss) relates to foreign currency translation adjustments that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December,
	2010	2009	2010	2009
Net income	$33,999	$24,412	$72,636	$103,445

Foreign currency translation adjustment, net of tax	(107)	(1,983)	2,320	(3,337)
Total comprehensive income	$33,892	$22,429	$74,956	$100,108

Note 8 – Stock Benefit Plans and Stock-Based Compensation

The Company has the following stock benefit plans: (1) the 2007 Long Term Incentive Plan (“2007 LTIP”) allows the Company’s Compensation Committee to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or restricted stock unit awards and annual cash incentive awards to employees and directors of the Company; (2) the Employee Stock Purchase Plan allows participating U.S. and Canadian employees the right to have up to 10% of their compensation withheld to purchase Company common stock at a 5% discount; and (3) the Employee Stock Ownership Plan and Trust (“ESOP”) allows the Company to make contributions to the ESOP for the benefit of substantially all U.S. employees.

Covisint Corporation (“Covisint”), a subsidiary of the Company, maintains a stock benefit plan referred to as the 2009 Long-Term Incentive Plan (“2009 Covisint LTIP”) allowing the Board of Directors of Covisint to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or restricted stock unit awards and annual cash incentive awards to employees and directors of Covisint.

Stock award compensation expense was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December,
	2010	2009	2010	2009
Stock-based compensation classified as:

Cost of maintenance and subscription fees	$223	$84	$382	$303
Cost of professional services	258	292	750	712
Technology development and support	318	231	833	779
Sales and marketing	1,272	1,302	4,202	4,471
Administrative and general	2,121	1,262	7,220	6,384

Total stock-based compensation expense before income taxes	4,192	3,171	13,387	12,649

Income tax benefit	(1,510)	(1,114)	(4,827)	(4,317)

Total stock-based compensation expense after income taxes	$2,682	$2,057	$8,560	$8,332

As of December 31, 2010, $24.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested equity awards is expected to be recognized over a weighted-average period of approximately 2.69 years.

A summary of the Company’s option activity during the nine months ended December 31, 2010 is presented below (shares and intrinsic value in thousands):

	Nine Months Ended
	December 31, 2010
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of March 31, 2010	29,128	$8.37
Granted	2,721	9.31
Exercised	(6,074)	8.42		$11,219
Forfeited	(1,095)	7.95
Cancelled/expired	(1,483)	9.47
Options outstanding as of December 31, 2010	23,197	$8.42	4.78	$77,776

Options vested and expected to vest, net of estimated forfeitures, as of December 31, 2010	22,057	$8.41	4.59	$74,226

Options exercisable as of December 31, 2010	14,927	$8.44	2.92	$50,101

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Nine Months Ended
	December 31,
	2010	2009

Expected volatility	42.12%	44.87%
Risk-free interest rate	2.42%	2.60%
Expected lives at date of grant (in years)	6.1	6.4
Weighted-average fair value of the options granted	$4.10	$3.47

The fair value of stock options vested during the nine months ending December 31, 2010 was $4.64 per share.

A summary of the Company’s non-vested restricted stock units and performance-based restricted stock unit awards (collectively “Non-vested RSU”) activity during the nine months ended December 31, 2010 is summarized as follows (shares and intrinsic value in thousands):

	Nine Months Ended
	December 31, 2010
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested RSU outstanding as of March 31, 2010	3,127
Granted	914	$8.57
Released	(150)		$1,179
Forfeited	(26)
Non-vested RSU outstanding as of December 31, 2010	3,865

As of December 31, 2010, there were 134,000 stock options outstanding from the 2009 Covisint LTIP. These options will vest only if, prior to August 26, 2015, Covisint completes an initial public offering (“IPO”) or if there is a change of control of Covisint.

The individuals who received stock options from the 2009 Covisint LTIP were also awarded performance-based restricted stock unit awards (“PSAs”) from the Company’s 2007 LTIP. There were 1.5 million PSAs outstanding as of December 31, 2010. These PSAs will vest only if Covisint does not complete an IPO or a change of control transaction by August 25, 2015, and the Covisint business meets a pre-defined revenue target for any four consecutive calendar quarters ending prior to August 26, 2015.

As of December 31, 2010, the Company has not recorded compensation expense for the Covisint stock options or the PSAs and these awards are not included in the Company’s diluted shares outstanding. Compensation expense will be accounted for in the period it becomes probable that the underlying conditions of the Covisint stock options or PSAs will be met and will be included in the diluted shares outstanding balance in the period the underlying performance conditions are met.

Note 9 – Goodwill, Capitalized Software and Other Intangible Assets

The change in the carrying amount of goodwill by reportable segment during the nine months ended December 31, 2010 is summarized as follows (in thousands):

	Products	Web Performance Services	Professional Services	Application Services	Total

Goodwill as of March 31, 2010	$220,389	$218,523	$141,426	$11,532	$591,870
Acquisitions (1)		1,943		13,853	15,796
Effect of foreign currency translation	401		161		562
Goodwill as of December 31, 2010	$220,790	$220,466	$141,587	$25,385	$608,228

(1)	See Note 2 for purchase accounting information related to fiscal 2011 acquisitions.

The components of the Company’s capitalized software and other intangible assets are as follows (in thousands):

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,443		$4,443

Amortized intangible assets:
Capitalized software
Internally developed	$192,112	$(158,672)	$33,440
Purchased (1)	136,325	(123,771)	12,554
Customer relationship (1)	48,709	(15,502)	33,207
Other (1)	11,159	(8,670)	2,489
Total amortized intangible assets	$388,305	$(306,615)	$81,690

	As of March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,429		$4,429

Amortized intangible assets:
Capitalized software
Internally developed	$179,215	$(150,419)	$28,796
Purchased	133,294	(120,138)	13,156
Customer relationship	46,772	(12,051)	34,721
Other	10,896	(7,243)	3,653
Total amortized intangible assets	$370,177	$(289,851)	$80,326

(1)	See Note 2 for information related to fiscal 2011 acquisitions and the associated amortized intangible assets acquired as a result of these acquisitions.

Capitalized software includes the costs of internally developed software technology and software technology purchased through acquisitions. Internally developed capitalized software costs and capitalized purchased software technology are amortized over periods up to five years.

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

Amortization of intangible assets

Amortization expense of capitalized software, customer relationship and other intangible assets were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Amortized intangible assets:
Capitalized software (1)
Internally developed	$2,806	$2,844	$8,250	$8,335
Purchased	1,200	1,008	3,535	2,565
Customer relationship (2)	1,163	792	3,382	1,459
Other	490	289	1,425	481
Total amortization expense	$5,659	$4,933	$16,592	$12,840

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

Based on the capitalized software, customer relationship and other intangible assets recorded through December 31, 2010, the annual amortization expense over the next five fiscal years is expected to be as follows (in thousands):

	Fiscal Year Ended March 31,
	2011	2012	2013	2014	2015
Amortized intangible assets:
Capitalized software	$16,096	$15,455	$12,050	$8,500	$4,041
Customer relationship	4,507	4,192	3,835	3,788	3,788
Other	1,913	1,473	487	41
Total amortization expense	$22,516	$21,120	$16,372	$12,329	$7,829

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

Reclassification

As of December 31, 2010, capitalized software, customer relationships, trademarks and other intangible assets are reported as "Capitalized software and other intangible assets, net" in the condensed consolidated balance sheets. In order to conform the March 31, 2010 balance sheet to the current presentation, the Company has reclassified certain intangible assets totaling $42.8 million (reported as non-current "Other assets" in the March 31, 2010 audited financial statements) to "Capitalized software and other intangible assets, net".

Note 10 – Segment Information

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

•	Application services use business-to-business applications to integrate vital business information and processes between partners, customers and suppliers.

Financial information for the Company’s business segments is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues:
Products:
Mainframe	$112,164	$109,782	$303,969	$326,648
Distributed	54,309	54,059	149,285	148,710
Total product revenue	166,473	163,841	453,254	475,358
Web performance services	17,841	5,765	48,769	5,765
Professional services	48,332	49,430	139,576	151,007
Application services	14,379	10,828	37,780	30,051
Total revenues	$247,025	$229,864	$679,379	$662,181

Income (loss) from operations:
Products (1)	$78,965	$73,818	$204,324	$265,520
Web performance services	1,376	(783)	2,846	(783)
Professional services	7,240	6,005	17,915	14,589
Application services	1,660	875	3,621	2,420
Subtotal	89,241	79,915	228,706	281,746
Corporate expenses	(39,760)	(42,761)	(115,977)	(121,658)
Restructuring costs		(1,024)		(4,842)
Income from operations	49,481	36,130	112,729	155,246
Other income, net	1,376	1,076	3,103	3,829
Income before income taxes	$50,857	$37,206	$115,832	$159,075

(1)	For the nine months ended December 31, 2009, income from the products segment includes a $52.4 million gain on divestiture of the Quality and DevPartner product lines.

Financial information regarding geographic operations is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues:
United States	$148,842	$137,895	$426,738	$408,760
Europe and Africa	64,479	63,814	165,890	175,093
Other international operations	33,704	28,155	86,751	78,328
Total revenues	$247,025	$229,864	$679,379	$662,181

Note 11 - Restructuring Accrual

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

The following table summarizes the restructuring accrual as of March 31, 2010, and changes to the accrual during the nine months ended December 31, 2010 (in thousands):

	Employee Termination Benefits	Facility Costs	Other	Total
Restructuring accrual as of March 31, 2010	$1,810	$978	$22	$2,810
Payments	(1,802)	(382)	(20)	(2,204)
Restructuring accrual as of December 31, 2010	$8	$596	$2	$606

As of December 31, 2010, $450,000 of the restructuring accrual is recorded in current “accrued expenses”. The remaining balance of $156,000 is recorded to long-term “accrued expenses” in the condensed consolidated balance sheets and primarily relates to facility costs.

The accruals for facility costs at December 31, 2010 represent the remaining fair value of lease obligations for exited and demised locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2014. Projected sublease income is based on management’s estimates, which are subject to change.

Note 12 - Debt

The Company had no long term debt at December 31, 2010 and March 31, 2010.

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

The credit facility contains various covenant requirements, including limitations on liens; indebtedness; mergers, consolidations and acquisitions; asset sales; dividends; investments, loans and advances from the Company; transactions with affiliates; and limits additional borrowing outside of the facility to $250 million. The credit facility is also subject to maximum total debt to EBITDA and minimum fixed charge coverage financial covenants. The Company was in compliance with the covenants under the credit facility at December 31, 2010.

Any borrowings under the credit facility bear interest at the prime rate or the Eurodollar rate plus the applicable margin (based on the level of maximum total debt to EBITDA ratio), at the Company’s option. The Company pays a quarterly facility fee on the credit facility based on the applicable margin grid.

Note 13 – Contingencies

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
Detroit, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of December 31, 2010, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended December 31, 2010 and 2009, and of cash flows for the nine-month periods ended December 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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
February 8, 2011

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

Our enterprise application management products, specifically Vantage, and our web performance services allow us to offer IT organizations comprehensive solutions that effectively monitor the performance of their enterprise and Internet application systems. Because of this relationship, we use the term “product software” to refer to both the products segment and web performance services segment. The revenue for the web performance services segment is referred to as subscription fees and reported with maintenance in the condensed consolidated statement of operations. Additionally, the research and development costs and sales and marketing costs for our products segment and web performance services segment are combined and reported as “Technology development and support” and “Sales and marketing”, respectively, in the condensed consolidated statements of operations. As a result, “Technology development and support”, “Sales and marketing” and contribution margins for the products segment and web performance services segment will be analyzed on a combined, product software basis within this section.

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

COMPUWARE CORPORATION AND SUBSIDIARIES
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

Summary of Risk Factors

•	The majority of our products segment revenue is dependent on our customers’ continued use of International Business Machines Corporation and IBM-compatible products.

•	Our product software revenue is dependent on the acceptance of our pricing structure for software licenses, maintenance services and web performance services.

•	Maintenance revenue could continue to decline.

•	The success of our First Mile and other combined Vantage and web performance services solutions is dependent on customer acceptance of these solutions.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

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

Our primary source of profitability and cash flow is the sale of our mainframe productivity tools (“mainframe”) that are used within our customers’ mainframe computing environments for fault diagnosis, file and data management, and application debugging. We have experienced lower volumes of software license deals for our mainframe solutions causing our mainframe product revenue to decline. Changes in our current customer IT computing environments and spending habits have impacted their need for additional mainframe computing capacity. In addition, increased competition and pricing pressures have had an impact on revenues. Our customers utilize our products to reduce operating cost, increase programmer productivity and create a smooth labor force transition to the next generation of mainframe environment programmers. We will continue to make strategic enhancements to our mainframe solutions through research and development (“R&D”) investments with the goal of meeting these needs and maintaining a maintenance renewal rate in excess of 90%.

The cash flow generated from our mainframe solutions has allowed us to make significant investments in our application performance management (“APM”) solutions. This investment includes the addition of web performance services through the acquisition of Gomez, Inc. in November 2009 and research and development expenditures that enhance our Vantage and web performance services solutions.

COMPUWARE CORPORATION AND SUBSIDIARIES

We have identified the APM market as our primary target for revenue growth. Web applications and the complex distributed applications delivery chain supporting them have become increasingly critical to a company’s brand awareness, revenue growth and overall market share. Because of this, the market for APM solutions is large and is growing rapidly. Our web performance services, which are marketed under the brand name “Gomez” and provided on a software-as-a-service (“SaaS”) platform, and our Vantage solutions ensure the optimal performance of these applications across the enterprise, the Internet and the cloud.

To support the growth initiatives for our APM product line, we are developing solutions that combine the technology from our Vantage products with technology from our web performance services. During the third quarter of 2011, we released a controlled launch of our First Mile solution which integrates components of Vantage and our web performance services into a single solution that measures the performance of our customer’s web application delivery chain, including elements that reside both within the customer’s data center and on the Internet, displaying performance information through a single dashboard. We anticipate these combined solutions will add value to our customers and provide us opportunities to sell additional non-integrated Vantage products and web performance services driving future APM revenue growth.

We have also identified the secured collaboration service market as a growth market. Our application services, which are marketed under the brand name “Covisint” and provided on a SaaS platform, globally connect business communities, organizations and systems allowing the secure sharing of vital business information, applications and business processes across their internal and extended enterprise. The market for these services is growing, specifically in the healthcare industry as hospitals, physicians and the United States government move towards establishing electronic patient health and medical records which will require secure computerized databases and environments for storing and sharing of information. A significant amount of government funding for this conversion to electronic health and medical records is dependent on federal stimulus spending which has yet to be appropriated by Congress.

The professional services segment began a transformation during the second half of 2009 when management decided to exit low-margin engagements and focus resources on more profitable engagements. This significantly improved the segment’s contribution margin but resulted in a significant revenue decline. This transformation is complete and we anticipate modest revenue and contribution margin growth within the segment going forward as we focus on effectively demonstrating the value of our service offerings to customers.

COMPUWARE CORPORATION AND SUBSIDIARIES

Quarterly Update

The following occurred during the third quarter of 2011:

•	Experienced slight increases in mainframe and distributed product revenue in the third quarter of 2011 compared to the third quarter of 2010.
•
Experienced an increase in product software (includes product and web performance services) contribution margin to 43.6% in the third quarter of 2011 compared to 43.1% during the third quarter of 2010.

•	Experienced an increase in professional services segment contribution margin to 15.0% in the third quarter of 2011 from 12.1% in the third quarter of 2010.
•	Experienced an increase in application services segment contribution margin to 11.5% in the third quarter of 2011 from 8.1% in the third quarter of 2010.
•	Received $53.3 million in financing cash flow from employees exercising stock options during the third quarter of 2011.
•	Repurchased approximately 5.4 million shares of our common stock at an average price of $10.57 per share as part of our discretionary stock repurchase plan.
•	Released 9 distributed and 4 mainframe product updates designed to increase the productivity of the IT departments of our customers.

Our ability to execute our strategies and achieve our objectives is subject to a number of risks and uncertainties. See "Forward-Looking Statements".

COMPUWARE CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the condensed consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

	Percentage of			Percentage of
	Total Revenues			Total Revenues
	Three Months Ended		Period-	Nine Months Ended		Period-
	December 31,		to-Period	December 31,		to-Period
	2010	2009	Change	2010	2009	Change
REVENUE:
Software license fees	24.3%	22.6%	15.6%	20.5%	21.6%	(2.5)%
Maintenance and subscription fees *	50.3	51.2	5.6	53.4	51.1	7.2
Professional services segment fees **	19.6	21.5	(2.2)	20.5	22.8	(7.6)
Application services segment fees **	5.8	4.7	32.8	5.6	4.5	25.7
Total revenues	100.0	100.0	7.5	100.0	100.0	2.6

OPERATING EXPENSES:
Cost of software license fees	1.5	1.8	(8.0)	1.5	1.8	(12.3)
Cost of maintenance and subscription fees *	6.2	4.8	39.3	6.2	4.3	47.8
Professional services segment expenses **	16.6	18.9	(5.4)	17.9	20.6	(10.8)
Application services segment expenses **	5.2	4.3	27.8	5.0	4.2	23.6
Technology development and support	9.1	9.8	(0.2)	9.7	9.9	0.4
Sales and marketing	25.3	25.7	5.9	26.0	24.6	8.5
Administrative and general	16.1	18.6	(7.0)	17.1	18.4	(4.7)
Restructuring cost		0.4	(100.0)		0.7	(100.0)
Gain on divestiture of product lines					(7.9)	100.0
Total operating expenses	80.0	84.3	2.0	83.4	76.6	11.8
Income from operations	20.0	15.7	37.0	16.6	23.4	(27.4)
Other income, net	0.6	0.5	27.9	0.5	0.6	(19.0)
Income before income taxes	20.6	16.2	36.7	17.1	24.0	(27.2)
Income tax provision	6.8	5.6	31.8	6.4	8.4	(22.4)
Net income	13.8%	10.6%	39.3%	10.7%	15.6%	(29.8)%

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

PRODUCT SOFTWARE

Financial information for the product software business was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenue	$184,314	$169,606	$502,023	$481,123
Expenses	103,973	96,571	294,853	216,386
Product software contribution	$80,341	$73,035	$207,170	$264,737

COMPUWARE CORPORATION AND SUBSIDIARIES

The product software business generated a contribution margin of 43.6% and 43.1% during the third quarter of 2011 and 2010, respectively. The contribution margin during the first nine months of 2011 and 2010 was 41.3% and 55.0%, respectively. The year-over-year increase in contribution margin during the third quarter of 2011 is primarily due to an increase in mainframe software license fees, partially offset by the decline in mainframe maintenance fees and our investment in web performance services. The gain on divestiture of $52.4 million in the first quarter of 2010 related to the sale of our Quality and DevPartner product lines (“Quality Divestiture”) increased the margin for the first nine months of 2010 from 44.1%. The remaining year-over-year decrease in contribution margin during the first nine months of 2011 was primarily due to investments in our web performance services business and, to a lesser extent, the decline in mainframe software license and maintenance fees.

Product Software Revenue

Revenue for the products and web performance services segments was as follows (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
Products segment	2010	2009	% Chg	2010	2009	% Chg
Software license fees
Mainframe	$34,722	$25,957	33.8	$71,633	$79,379	(9.8)
Distributed excluding divested products	25,430	26,066	(2.4)	67,462	54,576	23.6
Total software license fees excluding divested products	60,152	52,023	15.6	139,095	133,955	3.8
Software license fees - divested products *					8,724
Total software license fees	60,152	52,023	15.6	139,095	142,679	(2.5)

Maintenance fees
Mainframe	77,442	83,825	(7.6)	232,336	247,269	(6.0)
Distributed excluding divested products	28,879	27,993	3.2	81,823	80,571	1.6
Total maintenance fees excluding divested products	106,321	111,818	(4.9)	314,159	327,840	(4.2)
Maintenance fees - divested products *					4,839	(100.0)
Total maintenance fees	$106,321	$111,818	(4.9)	$314,159	$332,679	(5.6)

Total products segment revenue
Mainframe	$112,164	$109,782	2.2	$303,969	$326,648	(6.9)
Distributed	54,309	54,059	0.5	149,285	148,710	0.4
Total products segment revenue	$166,473	$163,841	1.6	$453,254	$475,358	(4.6)

Web performance services segment
Subscription fees **	$17,841	5,765	209.5	$48,769	5,765	745.9

Total product software revenue	$184,314	$169,606	8.7	$502,023	$481,123	4.3

*	Divested products license and maintenance fees relate to our Quality and DevPartner product lines that were sold to Micro Focus International PLC during the first quarter of 2010.

**	The revenue for the web performance services segment is referred to as subscription fees and reported with maintenance in the condensed consolidated statement of operations.

COMPUWARE CORPORATION AND SUBSIDIARIES

Product software revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
United States	$96,171	$88,569	$277,253	$257,460
Europe and Africa	58,436	56,656	149,291	155,245
Other international operations	29,707	24,381	75,479	68,418
Total product software revenue	$184,314	$169,606	$502,023	$481,123

Product software revenue, which consists of software license fees, maintenance fees and subscription fees, comprised 74.6% and 73.8% of total revenue during the third quarter of 2011 and 2010, respectively, and 73.9% and 72.7% of total revenue during the first nine months of 2011 and 2010, respectively. The year-over-year increase in product software revenue during the third quarter and first nine months of 2011 was primarily due to our acquisition of Gomez in November 2009 which accounted for $12.1 million and $43.0 million, respectively, of the increase. The year-over-year increase in product software revenue for the first nine months of 2011 was further impacted by a $14.2 million increase in our Vantage product line, and more than offset by a $22.7 million decline in mainframe product revenue and a $13.6 million decline in Quality and DevPartner product due to the Quality Divestiture in 2010. These changes are further discussed in detail below.

Software license fees

Software license fees (“license fees”) increased $8.1 million or 15.6%, which included a negative impact from foreign currency fluctuations of $693,000, during the third quarter of 2011 to $60.2 million and decreased $3.6 million or 2.5%, which included a negative impact from foreign currency fluctuations of $274,000, during the first nine months of 2011 to $139.1 million as compared to the same periods from the prior year.

Mainframe products experienced a year-over-year increase in license fees of $8.8 million or 33.8% during the third quarter of 2011 due to the closure of several larger mainframe deals. The first nine months of 2011 resulted in a year-over-year decrease in mainframe license fees of $7.7 million or 9.8% due to reductions in customer spending during the first and second quarters of 2011 and large purchases by a government agency that occurred during the second quarter of 2010.

Distributed products realized a year-over-year decrease in license fees of $600,000 or 2.4% during the third quarter of 2011 as a $1.4 million decline in our Changepoint product line was partially offset by a $700,000 increase in Vantage. The first nine months of 2011 resulted in a year-over-year increase in distributed license fees, excluding the impact from divested products, of $12.9 million or 23.6% primarily due to the growth in our Vantage product line as the industry’s demand for application performance management solutions continues to grow.

During the third quarter of 2011 and 2010, for software license transactions that are required to be recognized ratably, we deferred $9.2 million and $25.0 million, respectively, of license fees relating to such transactions that closed during the period. We recognized as revenue $15.6 million and $19.2 million, respectively, of previously deferred license fees relating to such transactions that closed and had been deferred prior to the beginning of the periods.

COMPUWARE CORPORATION AND SUBSIDIARIES

During the first nine months of 2011 and 2010, for software license transactions that are required to be recognized ratably, we deferred $21.8 million and $47.9 million, respectively, of license fees relating to such transactions that closed during the period. We recognized as revenue $46.5 million and $62.2 million, respectively, of previously deferred license fees relating to such transactions that closed and had been deferred prior to the beginning of the periods, including $7.2 million related to our divested products during the first quarter of 2010.

Maintenance fees

Maintenance fees decreased $5.5 million or 4.9%, which included a negative impact from foreign currency fluctuations of $1.2 million, during the third quarter of 2011 to $106.3 million, and decreased $18.5 million or 5.6%, which included a negative impact from foreign currency fluctuations of $2.2 million, during the first nine months of 2011 to $314.2 million as compared to the same periods from the prior year.

The decreases in maintenance fees were primarily due to declines in our mainframe product line of $6.4 million or 7.6% for the third quarter of 2011 and $14.9 million or 6.0% for the first nine months of 2011. Although we continue to experience a high maintenance renewal rate with our current mainframe customers, the decline in mainframe license deals during 2010 and 2011 is impacting mainframe maintenance revenue as new or growth customers are not entirely replacing the maintenance revenue loss from the non-renewed mainframe maintenance arrangements.

Distributed maintenance fees increased $900,000 or 3.2% during the third quarter of 2011 and increased $1.3 million or 1.6%, excluding the impact from divested products, during the first nine months of 2011 as compared to the same periods from the prior year, primarily due to sales growth in our Vantage product line.

Subscription fees

In November 2009, we acquired Gomez, Inc. which offers product solutions, on a subscription basis, that are used to test and monitor web and mobile applications.

Revenue recognized from these solutions is referred to as subscription fees and totaled $17.8 million and $48.8 million during the third quarter and first nine months of 2011, respectively, compared to $5.8 million (acquisition date of November 6, 2009) during the third quarter and first nine months of 2010.

Product Software Expenses

Product software expenses include cost of software license fees, cost of maintenance and subscription fees, technology development and support costs, sales and marketing expenses and the gain on divestiture of product lines.

Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers, including associated hardware costs, and the cost of author royalties. Cost of software license fees decreased $300,000 or 8.0% during the third quarter of 2011 to $3.8 million from $4.1 million in the third quarter of 2010 and decreased $1.5 million or 12.3% during the first nine months of 2011 to $10.4 million from $11.9 million in the first nine months of 2010. The decline is primarily due to lower capitalized software amortization as certain developed technologies from past acquisitions became fully amortized and the decline in capitalized research and development costs in previous years is reducing the amortizable base.

COMPUWARE CORPORATION AND SUBSIDIARIES

As a percentage of software license fees, cost of software license fees was 6.2% and 7.8% in the third quarter of 2011 and 2010, respectively, and 7.5% and 8.3% in the first nine months of 2011 and 2010, respectively.

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

Cost of maintenance and subscription fees increased $4.3 million or 39.3% during the third quarter of 2011 to $15.3 million from $11.0 million in the third quarter of 2010 and increased $13.5 million or 47.8% during the first nine months of 2011 to $41.8 million from $28.3 million in the first nine months of 2010. The increases were primarily due to $3.8 million and $15.2 million, respectively, of additional costs associated with our web performance service business acquired in November 2009 (Gomez acquisition). The increase for the first nine months of 2011 compared to the same period in the prior year was partially offset by reductions in developer costs, as more of our development resources in 2011 were focused on projects that enhance our existing software products (reported as “Technology development and support” costs) as opposed to maintenance-based projects (reported as “Cost of maintenance and subscription fees”), and to a lesser extent, by the effect of headcount reductions resulting from the Quality Divestiture that occurred in the first quarter of 2010.

As a percentage of maintenance and subscription fees, cost of maintenance and subscription fees were 12.3% and 9.3% in the third quarter of 2011 and 2010, respectively, and 11.5% and 8.4% in the first nine months of 2011 and 2010, respectively. The increases in the percentages were primarily due to the addition of our web performance service business as the cost to deliver web performance services is proportionately greater than the cost to deliver maintenance services.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Total technology development and support costs and capitalized internal software costs were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Technology development and support costs incurred	$24,765	$23,701	$76,558	$70,784
Capitalized internal software costs	(2,248)	(1,139)	(10,607)	(5,107)
Technology development and support costs expensed	$22,517	$22,562	$65,951	$65,677

Before the capitalization of internal software costs, total technology development and support costs increased $1.1 million or 4.5% during the third quarter of 2011 to $24.8 million from $23.7 million in the third quarter of 2010 and for the first nine months of 2011 increased $5.8 million or 8.2% to $76.6 million from $70.8 million in the first nine months of 2010. The increases in expense were primarily due to additional salary and benefit costs associated with the increase in headcount from the Gomez acquisition.

Capitalized internal software costs increased $1.1 million or 97.4% to $2.2 million during the third quarter of 2011 and increased $5.5 million or 107.7% to $10.6 million during the first nine months of 2011 as compared to the same periods from the prior year. The increases are primarily due to a significant product release associated with our Vantage product in the current year and, to a lesser extent, the First Mile APM solution release.

As a percentage of product software revenue, costs of technology development and support were 12.2% and 13.3% in the third quarter of 2011 and 2010, respectively, and 13.1% and 13.7% in the first nine months of 2011 and 2010, respectively.

Sales and marketing costs consist primarily of personnel related costs associated with product sales, sales support and marketing for our product offerings. Sales and marketing costs increased $3.4 million or 5.9% during the third quarter of 2011 to $62.4 million from $59.0 million in the third quarter of 2010 and for the first nine months of 2011 increased $13.7 million or 8.5% to $176.6 million from $162.9 million in the first nine months of 2010. The increases in costs were primarily due to the increased overall headcount as a result of the Gomez acquisition which increased compensation and employee benefit costs by $3.6 million and $14.4 million, respectively, and an increase of intangible asset amortization by $372,000 and $2.1 million, respectively, associated with customer relationship agreements acquired as part of the Gomez acquisition. The increase in expense for the first nine months of 2011 was partially offset by lower employee costs due to restructuring actions taken during 2010 and headcount reductions resulting from the Quality Divestiture that occurred in the first quarter of 2010.

As a percentage of product software revenue, sales and marketing costs were 33.9% and 34.8% in the third quarter of 2011 and 2010, respectively, and 35.2% and 33.9% in the first nine months of 2011 and 2010, respectively. The decrease in the percentage for the third quarter of 2011 was primarily due to the increase in mainframe product revenue (license and maintenance fees) during the period. The increase in the percentage for the first nine months of 2011 was primarily due to declines in our mainframe product revenue during the first nine months of 2011 and the factors noted above.

COMPUWARE CORPORATION AND SUBSIDIARIES

Gain on divestiture of product lines relates to our Quality Divestiture in May 2009 that resulted in a gain of $52.4 million recorded during the first quarter of 2010.

PROFESSIONAL SERVICES SEGMENT

Financial information for the professional services segment was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, *		December 31, *
	2010	2009	2010	2009
Revenue	$48,332	$49,430	$139,576	$151,007
Expenses	41,092	43,425	121,661	136,418
Professional services segment contribution	$7,240	$6,005	$17,915	$14,589

*
The professional services segment and the application services segment are combined and reported as professional services in the condensed consolidated statement of operations included within this report.

Professional services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
United States	$40,228	$39,960	$116,760	$125,418
Europe and Africa	5,105	6,391	14,107	17,593
Other international operations	2,999	3,079	8,709	7,996
Total professional services segment revenue	$48,332	$49,430	$139,576	$151,007

During the third quarter of 2011, the professional services segment generated a contribution margin of 15.0%, compared to 12.1% during the third quarter of 2010 and 12.8% and 9.7% during the first nine months of 2011 and 2010, respectively. The increases in contribution margin were primarily due to our initiatives to exit low-margin engagements, the restructuring actions taken during 2010 (see Note 11 of the condensed consolidated financial statements for further information) and improvements in staff utilization during the third quarter of 2011.

Professional Services Segment Revenue

Professional services segment revenue decreased $1.1 million or 2.2%, which included a negative impact from foreign currency fluctuations of $191,000 during the third quarter of 2011 to $48.3 million compared to $49.4 million in the third quarter of 2010 and decreased $11.4 million or 7.6%, which included a negative impact from foreign currency fluctuations of $358,000, during the first nine months of 2011 to $139.6 million from $151.0 million during the first nine months of 2010. The decrease in revenue was primarily a result of the actions taken during 2010 and 2011 to exit low-margin engagements, and to a lesser extent, reductions in customer spending.

COMPUWARE CORPORATION AND SUBSIDIARIES

Professional Services Segment Expenses

Professional services segment expenses consist primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Professional services segment expenses decreased $2.3 million or 5.4% during the third quarter of 2011 to $41.1 million from $43.4 million in the third quarter of 2010 and decreased $14.7 million or 10.8% during the first nine months of 2011 to $121.7 million from $136.4 million during the first nine months of 2010. The decreases in expenses were primarily attributable to lower employee costs due to reductions in project staffing levels and reductions in subcontractor costs as management aligns project costs with project demand.

APPLICATION SERVICES SEGMENT

Financial information for the application services segment was as follows (in thousands):

	Three Months Ended		NIne Months Ended
	December 31, *		December 31, *
	2010	2009	2010	2009
Revenue	$14,379	$10,828	$37,780	$30,051
Expenses	12,719	9,953	34,159	27,631
Application services segment contribution	$1,660	$875	$3,621	$2,420

*
The professional services segment and the application services segment are combined and reported as professional services in the condensed consolidated statement of operations included within this report.

Application services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		NIne Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
United States	$12,443	$9,367	$32,728	$25,882
Europe and Africa	938	767	2,491	2,255
Other international operations	998	694	2,561	1,914
Total application services segment revenue	$14,379	$10,828	$37,780	$30,051

The application services segment generated a contribution margin of 11.5% for the third quarter 2011 compared to 8.1% during the third quarter of 2010, and a contribution margin of 9.6% for the nine months of 2011 compared to 8.1% during the first nine months of 2010. The increases in contribution margin were primarily due to an adjustment that was recorded during the third quarter of 2011 reducing the DocSite contingent payment liability by $438,000 (see Note 2 of the condensed consolidated financial statements for additional details). The remaining improvement in margin was primarily due to economies of scale from our revenue growth as described below.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Application Services Segment Revenue

Application services segment revenue increased $3.6 million or 32.8% during the third quarter of 2011 to $14.4 million from $10.8 million in the third quarter of 2010 and increased $7.7 million or 25.7% for the first nine months of 2011 to $37.8 million from $30.1 million in the first nine months of 2010. The increases in revenue are a result of growth from automotive customers as the industry has stabilized from the recent economic downturn and continued expansion into the healthcare industry. We anticipate demand in the healthcare industry will continue to grow as hospitals, physicians and the United States government move towards establishing electronic patient health and medical records which will require secure computerized databases and environments for storing and sharing of information. Our application services are designed to meet this demand and will be a factor in the future growth of the application services segment.

As of December 31, 2010, backlog for the application services segment was $135.8 million and represents up to five years of contractually committed arrangements that have yet to be recognized, plus up to three years of anticipated renewal revenue associated with certain annual contracts that we believe are highly likely to be renewed.

Our application services segment generated 63% and 65%, respectively, of its revenue from the automotive industry during the first nine months of 2011 and 2010, respectively.

Application Services Segment Expenses

Application services segment expenses consist primarily of personnel-related costs of providing services, including technical staff, subcontractors and sales personnel. Application services segment expenses increased $2.7 million or 27.8% during the third quarter of 2011 to $12.7 million from $10.0 million in the third quarter of 2010 and increased $6.6 million or 23.6% during the first nine months of 2011 to $34.2 million from $27.6 million during the first nine months of 2010. The increases in expense were primarily due to the following: (1) increases of $1.6 million and $3.9 million, respectively, in employee costs associated with staff level increases that have occurred throughout 2010 and 2011 to manage the growth of the business; (2) increases of $636,000 and $1.5 million, respectively, in third-party hosting costs to support the increased customer demand for our portal services; and (3) increases of $464,000 and $1.3 million, respectively, in amortization expense associated with deferred customer implementation costs and internally developed capitalized software costs.

The increases in expense were partially offset by an adjustment that was recorded during the third quarter of 2011 reducing the DocSite contingent payment liability by $438,000 (see Note 2 of the condensed consolidated financial statements).

CORPORATE AND OTHER EXPENSES

Administrative and general expenses consist primarily of costs associated with the corporate executive, finance, human resources, administrative, legal, communications and investor relations departments. In addition, administrative and general expenses include all facility-related costs, such as rent, building depreciation, maintenance and utilities, associated with our worldwide offices. Administrative and general expenses decreased $3.0 million or 7.0% during the third quarter of 2011 to $39.8 million from $42.8 million during the third quarter of 2010 and decreased $5.7 million or 4.7% during the first nine months of 2011 to $116.0 million from $121.7 million in the first nine months of 2010.

COMPUWARE CORPORATION AND SUBSIDIARIES

The decreases in expense for the third quarter and first nine months of 2011 were primarily due to an increase of $1.3 million and $3.3 million, respectively, in rental income as we entered into a five year agreement to lease approximately 249,000 square feet of our Detroit, Michigan headquarters effective April 2010; and a reduction of $1.3 million and $2.8 million, respectively, in facility costs resulting from office consolidations in 2010 and 2011.

Other income, net (“other income”) consists primarily of interest income realized from our cash and cash equivalents, interest earned on certain license fee transactions that are financed and income generated from our investments in partially owned companies. Other income increased $300,000 or 27.9% during the third quarter of 2011 to $1.4 million from $1.1 million in the third quarter of 2010 and decreased $700,000 or 19.0% during the first nine months of 2011 to $3.1 million from $3.8 million during the first nine months of 2010. The increase in income for the third quarter of 2011 was primarily due to an increase in interest income within our European operations due to higher cash balances. The decrease in income for the first nine months of 2011 was primarily due to a decline in interest income primarily resulting from cash and cash equivalent balances that were lower during the first nine months of 2011 as compared to the same period from the prior year. We expect other income to be lower for the full fiscal year due to the aforementioned reasons and that we will not be recording other income from the IBM settlement during the fourth quarter of 2011 that has been recorded in past years.

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements and net operating loss and credit carryforwards.

The income tax provision was $16.9 million in the third quarter of 2011 compared to an income tax provision of $12.8 million in the third quarter of 2010 representing an effective tax rate of 33.1% and 34.4%, respectively. The income tax provision was $43.2 million for the first nine months of 2011 compared to $55.6 million for the first nine months of 2010, representing an effective tax rate of 37.3% and 35.0%, respectively.

The decrease in the effective tax rate for the third quarter of 2011 compared to the third quarter of 2010 was due to a net increase in income tax benefits of $900,000 primarily resulting from Congress retroactively reinstating the U.S. research and development credit back to January 1, 2010.

The increase in the effective tax rate for the first nine months of 2011 compared to the first nine months of 2010 was primarily due to valuation allowance adjustments, with a $2.2 million increase to the Brownfield deferred tax asset (“DTA”) valuation allowance during 2011 having the largest impact. During the first quarter of 2011, the State of Michigan published guidance clarifying the sourcing of services revenues which impacts future taxable income under the Michigan Business Tax. As a result, the Company assessed the ability to utilize these credits prior to expiration and recorded the additional valuation allowance to reduce the carrying value of the Brownfield DTA to the more likely than not realizable value.

COMPUWARE CORPORATION AND SUBSIDIARIES

RESTRUCTURING COSTS AND ACCRUAL

There were no restructuring actions taken during the first nine months of 2011. See Note 11 to the condensed consolidated financial statements for payment activity related to our restructuring accrual.

At this time, there are no initiatives that require us to incur restructuring charges; however unanticipated future conditions or events may require us to reassess the need for new restructuring initiatives.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at December 31, 2010. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our annual report on Form 10-K for the year ended March 31, 2010 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2010, except as set forth below.

Goodwill impairment evaluation

We evaluated our goodwill for impairment on a reporting unit basis at March 31, 2010. This evaluation indicated that our products, application services and web performance services reporting units were not at risk of failing step one of our goodwill impairment analysis. The professional services reporting unit’s estimated fair value exceeded the reporting unit’s carrying value by 11% at March 31, 2010.

We continue to believe the risk of future goodwill impairment for the professional services reporting unit, which has a goodwill balance of $141.6 million at December 31, 2010, is low due to the actions taken by management to improve the reporting unit’s 2011 contribution margin. There has been no triggering event during the first nine months of 2011. See “Professional Services Segment” above for information on the segment’s results of operations.

We use a discounted cash flow analysis and a market comparable value analysis to estimate the fair value of our reporting units. The key assumptions in the discounted cash flow analysis are forecasts for revenue growth rate, profitability, capital investment and weighted average cost of capital. We determine revenue growth rate, profitability and capital investment from the historical operation and future plans management has for the business. These plans for the future are based on assumptions derived from market and specific business knowledge. Further, the weighted average cost of capital uses industry comparable betas as its key assumption. The key assumptions in the market comparable value analysis are peer group selection and application of this peer group to the respective reporting unit. Management research and knowledge of the market is used to make the peer group selection and application.

COMPUWARE CORPORATION AND SUBSIDIARIES

There is a high degree of uncertainty regarding management’s forecast for the reporting units as market developments for both customers and competitors can affect actual results. There can also be uncertainty regarding management’s selection of peer companies as an exact match of peer companies may not exist.

The events and circumstances that could negatively affect our key assumptions for the professional services reporting unit and the analysis of fair value include the following:

•	Our inability to achieve sales productivity at a level to achieve the profitability in the forecast period.
•	Failure of our billable staff to meet their utilization or billable rate targets.
•	Our inability to hire and retain sales, technology and management personnel.
•	Future negative changes in the United States and global economies.
•	Increased competition and pricing pressures within the professional services market.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, cash and cash equivalents totaled $81.9 million, compared to $149.9 million at March 31, 2010.

Net cash provided by operating activities:

Net cash provided by operating activities during the first nine months of 2011 was $35.8 million, a decrease of $67.6 million from the first nine months of 2010. The decrease was primarily due to a reduction in customer cash collections of $75 million as our strategy to exit low margin professional services engagements has reduced our cash collections related to professional services during 2010 and 2011, and to a lesser extent, the decline in our mainframe product revenue. The decrease in cash was further impacted by an increase in employee bonus and commission payments of approximately $34 million during the first nine months of 2011. The decrease was partially offset by a $22 million decline in income taxes paid to taxing authorities, a $16 million reduction in employee costs primarily resulting from the strategy to exit low margin professional services engagements which has reduced headcount within this segment, and an increase in rental income receipts and reductions in building rent payments during the first nine months of 2011.

Cash collections related to our operating activities for the remainder of 2011 is expected to be consistent with prior year trends of increasing during the fourth quarter due to the billing cycle of our mainframe license and maintenance arrangements.

The condensed consolidated statements of cash flows compute net cash from operating activities using the indirect cash flow method. Therefore non-cash adjustments and net changes in assets and liabilities (net of effects from acquisitions, the divestiture and currency fluctuations) are adjusted from net income to derive net cash from operating activities.

Changes in accounts receivable and deferred revenue have typically had the largest impact on the reconciliation of net income to compute cash flows from operating activities as we allow for deferred payment terms on multi-year products contracts. The decrease in the net change of accounts receivable was $32.8 million and primarily relates to the timing of billings from multi-year product arrangements during the first nine months of 2011 compared to the same period of 2010. The decrease in the net change of deferred revenue was $59.5 million and primarily relates to the decline in mainframe license and maintenance contracts.

COMPUWARE CORPORATION AND SUBSIDIARIES

The other significant changes in our reconciliation of net income to derive net cash from operating activities during the first nine months of 2011 as compared to the same period of 2010 were as follows: (1) the adjustment to net income of $52.4 million resulting from the gain relating to the Quality Divestiture during the first quarter of 2010 (the proceeds from the sale were recorded to investing activities) and (2) the change in accounts payable and accrued expense balances decreased cash flow from operating activities by $11.8 million, and was primarily a result of the increase in employee bonus payments during the first quarter of 2011 that were accrued for at March 31, 2010.

We believe our existing cash resources and cash flow from operations will be sufficient to meet operating cash needs for the foreseeable future.

Net cash used in investing activities:

Net cash used in investing activities during the first nine months of 2011 was $44.4 million, a decrease of $189.5 million from the first nine months of 2010. The primary reason for the decrease was the decline in cash used for acquisitions. We acquired Gomez in 2010 for $284.4 million compared to $18.2 million used in acquisitions during 2011. The decrease was partially offset by the receipt of $65.0 million in the Quality Divestiture during the first quarter of 2010.

During the first nine months of 2011 and 2010, capital expenditures for property and equipment and capitalized research and software development totaled $26.2 million and $14.5 million, respectively, with $6.3 million of the increase due primarily to computer and network equipment purchases and $5.4 million of the increase due to increases in capitalized research and development costs related to our software products and web performance services network. Capital expenditures were funded with cash flows from operations.

We will continue to evaluate business acquisition opportunities that fit our strategic plans.

Net cash used in financing activities:

Net cash used in financing activities during the first nine months of 2011 was $61.4 million, a decrease of $10.3 million from the first nine months of 2010.

The decrease was primarily due to a $50.5 million increase in cash receipts from employees exercising stock options primarily related to a broad based stock option grant (“BBSO grant”) that will be expiring in April 2011. During the third quarter of 2011, our stock price exceeded the strike price of this BBSO grant causing an increase in stock option exercise activity. As of December 31, 2010, there were options to acquire 5.2 million shares outstanding with an exercise price of $9.21 associated with this grant. This decrease was partially offset by a reduction in credit facility borrowings of $35.0 million and an increase in common stock repurchases of $5.4 million during the first nine months of 2011 compared to the prior year. We have not borrowed against our credit facility during the first nine months of 2011.

COMPUWARE CORPORATION AND SUBSIDIARIES

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

During the first nine months of 2011, we repurchased under the Discretionary Plan approximately 12.9 million shares of our common stock at an average price of $9.02 per share for a total cost of $116.3 million. As of December 31, 2010, approximately $288 million remains authorized for future purchases under the Discretionary Plan.

We intend to continue repurchasing shares under the Discretionary Plan, funded primarily through our operating cash flow and, if needed, funds from our credit facility. Our long-term goal is to reduce our outstanding common share count to approximately 200 million shares, though we may adjust our goals based on our cash position and market conditions. We reserve the right to change the timing and volume of our repurchases at any time without notice (see Part II Item 2 for additional information regarding our Discretionary Plan). Our standard quarterly black-out period commences 10 business days prior to the end of each quarter and terminates one full market day following the public release of our operating results for the period.

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

We had no borrowings under the credit facility as of December 31, 2010. See Note 12 of the condensed consolidated financial statements included in this report for further discussion of the credit facility.

Recently Issued Accounting Pronouncements

See Note 1 of the condensed consolidated financial statements included in this report for recently issued accounting pronouncements that may affect the Company.

CONTRACTUAL OBLIGATIONS

Our contractual obligations are described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our annual report on Form 10-K for the year ended March 31, 2010. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business since the end of 2010.

COMPUWARE CORPORATION AND SUBSIDIARIES

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. There have been no material changes to our foreign exchange risk management strategy or our investment standards subsequent to March 31, 2010. Therefore, the market risks remain substantially unchanged since we filed the annual report on Form 10-K for the fiscal year ending March 31, 2010.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COMPUWARE CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

For information regarding risk factors affecting us, see “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Due to recent developments in our business, the following risk factor is added to those listed there. Except as discussed below, there have been no material changes to the risk factors previously disclosed in our Form 10-K.

The success of our First Mile and other combined Vantage and web performance services solutions is dependent on customer acceptance of these solutions.

Our Vantage and web performance services solutions are currently sold within the application performance management, or APM, market. We have begun to market solutions that combine our Vantage solutions with our web performance services, such as First Mile, which integrates components of Vantage and our web performance services into a single solution that measures the performance of our customer's web application delivery chain. The level of customer acceptance regarding First Mile and other combined solutions is difficult to estimate since we believe there are no comparable solutions in the APM market and because the APM market is relatively new and rapidly changing. The level of acceptance of our combined APM solutions as value added by current and potential customers will impact sales volume and pricing of the APM solutions and can be negatively impacted by competition, our customers' ability to effectively implement the solutions and the perceived value customers receive from the performance information provided by the solutions. We consider our combined APM solutions to be an integral part of our revenue growth in the future. If these combined solutions are not perceived as value added by customers within the APM market, we may not meet our future revenue projections for our Vantage solutions and web performance services and our results of operations could be negatively impacted.

COMPUWARE CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of common stock for the quarter ended December 31, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plan or program (1)

For the month ended October 31, 2010	805,100	$9.95	805,100	$337,202,000

For the month ended November 30, 2010	2,842,500	10.23	2,842,500	308,133,000

For the month ended December 31, 2010	1,800,000	11.39	1,800,000	287,625,000

Total	5,447,600	$10.57	5,447,600

(1)
Our purchases of common stock may occur on the open market or in negotiated or block transactions based upon market and business conditions. Unless terminated earlier or extended by resolution of our Board of Directors, the discretionary share repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder. The maximum amount of repurchase activity under the discretionary program continues to be limited on a daily basis to 25% of the average trading volume of our common stock for the previous four week period. In addition, no purchases are made during our self-imposed trading black-out periods in which the Company and our insiders are prohibited from trading in our common shares.

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

COMPUWARE CORPORATION

Date:	February 8, 2011	By:	/s/ Peter Karmanos, Jr.

Peter Karmanos, Jr.
Chief Executive Officer
(duly authorized officer)

Date:	February 8, 2011	By:	/s/ Laura L. Fournier

Laura L. Fournier
Executive Vice President,
Chief Financial Officer andTreasurer
(principal financial officer and principal accounting officer)