Form 10-K
period 2011-03-31
COMPUWARE CORP
filed 2011-05-27
CIK 859014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,409,105,820, based upon the closing sales price of the common stock on that date of $8.52 as reported on The NASDAQ Global Select Market. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

There were 218,250,062 shares of $.01 par value common stock outstanding as of May 13, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 2011 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Regulation 14A are incorporated by reference in Part III.

COMPUWARE CORPORATION AND SUBSIDIARIES
FORM 10-K

PART I

ITEM 1.	BUSINESS

We deliver services, software and best practices that enable our customers’ most important technologies to perform at their peak. Originally founded in 1973 as a professional services company, we began to offer mainframe productivity tools that information technology organizations (“IT”) used for fault diagnosis, file and data management, and application debugging in the late 1970's.

In the 1990's and 2000’s, our customers moved toward distributed and web-based platforms and more recently hosted services via the Internet (“cloud computing”). Our solutions portfolio grew in response, and we now market a comprehensive portfolio of solutions across the full range of enterprise computing platforms that help:

•	Optimize the user experience, performance, availability and quality of web, non-web and mobile applications.

•	Securely share and integrate vital information and processes across users, business partners, customers, vendors and suppliers.

•	Maximize the profitability and efficiency of professional services engagements.

•	Provide executive visibility, decision support and process automation to align IT resources with business priorities.

•	Develop and deliver high-quality, high-performance enterprise applications in a timely and cost-effective manner.

•	Increase productivity and reduce operational costs on the mainframe platform.

Our software products are used via software that is installed and run on our customers’ owned hardware and applications (“on-premises”). Our web performance and applications solutions are accessed by our customers through our on-demand hosted networks (see Technology and Network Operations section).

We operate in four business segments in the software and technology services industries: products, web application performance management services, professional services and application services (see note 15 of the consolidated financial statements included in this report).

For a discussion of developments in our business during fiscal 2011, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We were incorporated in Michigan in 1973. Our executive offices are located at One Campus Martius, Detroit, Michigan 48226-5099, and our telephone number is 313.227.7300. Our Internet address is www.compuware.com. Our Codes of Conduct and our Board committee charters, as well as copies of reports we file with the Securities and Exchange Commission are available in the investor relations section of our external web site as soon as reasonably practicable after we electronically file such reports. The information contained on our web site should not be considered part of this report.

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

OUR BUSINESS STRATEGY

Our business strategy is to enable our customers’ most important technologies to perform at their peak by delivering best-in-class on-premises software, software as a service (“SaaS”) and professional technical services. Our solutions empower customers to drive revenue, brand equity and customer satisfaction by harnessing disruptive technologies like cloud computing, virtualization and mobile computing.

During fiscal 2009, we launched our Compuware 2.0 initiative with a primary goal of delivering long-term, steady growth in revenues and earnings. We planned to achieve this goal by becoming best in the world in select market categories, while maximizing profitability in our more mature businesses. Our best in the world target categories include application performance management (“APM”) and secure collaboration.

This strategy and focus led us in fiscal 2010 to divest our Quality and Testing business and acquire Gomez, Inc. (“Gomez”), which offers web application performance management services through a SaaS platform (“Gomez SaaS”). Gomez SaaS complements our existing on-premises Vantage APM solutions (“Vantage”).

Gomez SaaS, combined with Vantage, offers a complete view of the performance of applications – as well as deep-dive problem resolution – across the enterprise and through the Internet for every end user, all from a single dashboard. In fiscal 2012, we will continue to advance, integrate and support all of our APM solutions under the unified brand name of Gomez.

Our secure collaboration solution, Covisint application services, is growing through a targeted focus on industries such as healthcare, automotive and energy that require the secure sharing of complex and distributed data and applications. While we continue to maintain customer satisfaction in the automotive segment, Covisint is focused on expanding its healthcare business which included the acquisition of DocSite, Inc. during fiscal 2011. We expect that the increasing need for healthcare organizations to share and access patient data, particularly around outcomes-based care and electronic medical records, will be a factor in the growth of this segment of our business.

Compuware’s Changepoint solution allows IT executives to more effectively plan and manage all IT investments according to business needs. Beginning in fiscal 2010, we focused Changepoint on helping customers maximize the profitability of professional services engagements. We intend to build on the success of this value proposition in the year ahead.

Our Uniface business has been refocused to deliver profitability and growth in the still-maturing market of cloud-based application development.

We focus our most mature businesses, mainframe productivity solutions and professional technical services, around sustained profitability, customer retention and targeted growth.

Early in fiscal 2012, Compuware announced its 3.0 initiative. The Compuware 3.0 organizational model features a business unit structure for our APM, Changepoint, Mainframe, Uniface, Covisint and Professional Services lines of business. We believe this structure will maximize our market agility and responsiveness, enabling us to capitalize on market conditions and competitive advantages for maximum growth and profitability.

SOFTWARE PRODUCTS

The following table sets forth, for the periods indicated, a breakdown of total products segment revenue (license and maintenance fees) by product line and the percentage of total revenues for each line (dollars in thousands):

	Year Ended March 31,			Percentage of Total Revenues
Products Segment Revenue	2011	2010	2009	2011	2010	2009
Mainframe Products
File-AID	$128,420	$140,490	$148,134	13.8%	15.7%	13.6%
Xpediter	80,735	84,102	88,863	8.7	9.4	8.1
Hiperstation	15,644	15,309	17,147	1.7	1.7	1.6
Abend-AID	108,082	118,317	118,309	11.7	13.3	10.9
Strobe	71,768	77,262	77,948	7.7	8.7	7.1
Total Mainframe Products Revenue	404,649	435,480	450,401	43.6	48.8	41.3

Distributed Products
Vantage	142,106	119,342	114,568	15.3	13.4	10.5
Changepoint	23,773	22,642	24,982	2.6	2.5	2.3
Uniface	41,322	39,281	44,730	4.4	4.4	4.1
Other	2,135	3,687	4,191	0.2	0.4	0.4
Total Distributed Products Revenue	209,336	184,952	188,471	22.5	20.7	17.3

Divested Products Revenue *	-	13,563	60,242	-	1.6	5.5

Total Products Segment Revenue	$613,985	$633,995	$699,114	66.1%	71.1%	64.1%

*
Divested products relate to our Quality and DevPartner product lines that were sold during fiscal 2010. See note 3 of the consolidated financial statements included in this report for more information on the divestiture.

Our software products consist of four major product lines: Mainframe, Vantage, Changepoint and Uniface. Vantage is integrated and marketed with our Gomez SaaS to provide visibility across the entire application delivery chain. Users of our products include executive management, line of business leadership, IT leadership and staff, IT service providers and professional services organizations. Our solutions support these users in achieving key business and technology goals across all major platforms.

MAINFRAME MARKET

The market for mainframe products is well-defined. The ongoing need for reliable, high-volume business application processing is augmented by the current drive to extend legacy applications into distributed environments.

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

Mainframe Software Products and Solutions

Our mainframe software products improve the productivity of development, maintenance and support teams in application analysis, testing, defect detection and remediation, fault management, file and data management, data compliance and application performance management in the IBM z/OS environment. We believe these products are and will continue to be among the industry’s leading solutions for this platform.

Our mainframe products are functionally rich, focused on customer needs and easy to install, with minimal user training. We strive to ensure a common look and feel across our products and emphasize ease of use in all aspects of product design and functionality. Most products can be used immediately without modification of customer development practices and standards. These products can be quickly integrated into day-to-day development, testing, debugging and maintenance activities.

Our mainframe products and solutions are grouped into five product families: File-AID, Xpediter, Hiperstation, Abend-AID and Strobe.

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

Hiperstation

Hiperstation products deliver complete pre-production testing functionality for automating test creation and execution, test results analysis and documentation. Hiperstation also provides application auditing capabilities to address regulatory compliance, security breach analysis and other business requirements. The products simulate the online systems environment, allowing programmers to test applications under production conditions without requiring actual users at terminals. The products’ powerful functions and features enhance unit, concurrency, integration, migration, capacity, regression and stress testing.

Abend-AID

Abend-AID products enable IT professionals to quickly diagnose and resolve application and system failures. The products automatically collect program and environmental information, analyze the information and present diagnostic and supporting data in a way that can be easily understood by all levels of IT staff. Abend-AID’s automated failure notification speeds problem resolution and reduces downtime.

Strobe

Strobe products help customers locate and eliminate sources of performance issues and excessive resource demands during every phase of an application’s life cycle. Strobe products measure the activity of z/OS-based online and batch applications, providing reports on where and how time is spent during execution. They support an extensive array of subsystems, databases and languages. These products can be applied via a systematic program to reduce the consumption of mainframe resources and reduce associated costs and/or make resources available for additional business workloads.

Additionally, we provide the following solutions that encompass these product families:  the Compuware Workbench, an Eclipse-based open source developer environment, and comprehensive solutions for Test Data Privacy and MIPS Management.

The Compuware Workbench is an open source, interactive developer environment that leverages Eclipse. It provides a common framework and single launch-point from which to initiate Compuware’s mainframe products, as well as the capability to launch other products from one platform. The graphical user interface is familiar to users who are accustomed to developing in a modern development environment, making common mainframe tasks faster and simpler to perform for both experienced developers and those who are new to the mainframe.

Our Test Data Privacy solution protects organizations and their customers from data breaches by making test data anonymous. The solution protects information when exposed to development teams, IT vendors and third-party developers. Test Data Privacy quickly scrambles, translates, generates, analyzes and validates test data for both mainframe and distributed applications. Business rules can be incorporated to standardize and enforce data manipulation rules.

Our MIPS management solution controls mainframe operational costs with automated, repeatable monitoring processes that measure performance and identify failures. The solution identifies coding inefficiencies causing poor performance and chronic application failures that use too much CPU time.

DISTRIBUTED MARKET

The distributed market is characterized by multiple hardware, software and network configurations. Professional Services and IT organizations are challenged to combine agility, cost effectiveness and control in developing and delivering reliable, scalable and high-quality enterprise applications that meet business needs, while facing an exponential increase in environment complexity through technologies such as cloud computing, virtualization and mobile computing. We believe our distributed products address these challenges, and that we are emerging as a premier provider of application performance management solutions to enterprise IT organizations.

Distributed Software Products

Our distributed software products (“distributed products”) focus on maximizing the performance of key technologies and people for large organizations. Within these organizations, our products serve the entire IT segment, including applications and operations organizations, and enable top-level IT management decision-making. We also provide insight and value to line of business leadership and professional services executives.

Our strategy for distributed products is to focus on IT software solutions in the following three areas: (1) Application Performance Management (2) Business Portfolio Management and Professional Services Automation; and (3) Enterprise Application Development.

Application Performance Management

Vantage provides an end-to-end approach for managing application performance by combining: (1) End User Experience Monitoring; (2) Business Service Management; and (3) Application Performance Monitoring.

End User Experience Monitoring ("EUE") provides visibility into application service from the end user perspective. This enables proactive IT service management by allowing IT organizations to continuously monitor all applications. EUE also puts application performance in context for key business entities: applications, users and locations. With this perspective, EUE helps IT organizations assess the scope of a performance problem and isolate it to the client, network, server or application tier, making it more efficient to resolve the performance problem.

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

Application Performance Monitoring provides detailed application insight that identifies and helps correct the causes of poor application performance within client workstations, the network, a server, and Java and .NET environments, reducing time-consuming guesswork. In addition, Application Performance Monitoring helps ensure successful application rollouts and provides crucial information for establishing and meeting service requirements.

Business Portfolio Management and Professional Services Automation

Compuware Changepoint is a business portfolio management and professional services automation solution that addresses the needs of executives within technology companies, enterprise IT and professional services organizations, allowing for management of the customer lifecycle from end to end, as well as for improved process efficiency, planning ability and visibility across program, project and product portfolios.

Changepoint helps to maximize business value by improving an organization’s ability to manage key processes, provide visibility and govern decision-making. Changepoint does this by automating core business processes in and across IT, product delivery and professional services functions to reduce costs and increase the efficiency and quality of deliverables while allowing companies to do more with their scarce resources.  Changepoint services a wide variety of markets and customers within the technology, pure-play consulting, healthcare, financial services, and other sectors.  Changepoint solutions are comprised of (1) Changepoint for Professional Services Automation, (2) Changepoint for New Product Development, and (3) Changepoint for IT Portfolio Management.

Changepoint for Professional Services Automation (“PSA”) provides a single business management solution designed specifically to automate and integrate the processes of services organizations at every stage of an engagement. With Changepoint PSA, professional services organizations can support key service delivery processes, easily pinpoint areas for improvement and track critical service performance metrics, paving the way to greater resource utilization, financial control and analysis and customer satisfaction.

Changepoint for New Product Development helps technology companies maximize the creation of new products while maintaining a focus on effective product decisions and delivery. Changepoint’s integrated solution combines PSA with project portfolio management to deliver a highly competitive product and services mix for maximum return on investment while maintaining top-line revenues and bottom-line profitability.

Changepoint for IT Portfolio Management is a business-centric IT management solution that enables IT executives to take a comprehensive approach to managing supply and demand, unlocking the potential of an IT organization to effectively meet the needs of the business. Using this solution, CIOs can deliver maximum business value through enhanced IT performance, improved collaboration between IT and business leadership, closer alignment of resources and activities with the business strategy, increased responsiveness to changing business needs and more effective life cycle management of the entire IT portfolio.

Enterprise Application Development

Uniface is our rapid application development environment for building, renewing and integrating the largest and most complex enterprise applications. Uniface enables enterprises to meet increasing demand for productively developing complex, secure, global Web 2.0 applications, deployable on any platform including the cloud.

It provides rapid application development and enterprise application integration with existing, strategic IT assets, business process management and automatic deployment in a multi-technology environment.

Uniface also offers full technology independence over a wide range of operating systems, databases and third-party technologies. Customers can migrate from one environment to another, without changing the Uniface applications.

Divested Products

Our Quality and DevPartner products were divested in May 2009 as discussed in note 3 of the consolidated financial statements included in this report. The Quality family of products delivered a full spectrum of automated testing capabilities designed to validate applications running across various distributed environments, isolate and correct problems and ensure that applications would meet performance requirements before they were deployed in production. The DevPartner Studio family of products provided analysis, automation and metrics to help application delivery teams build reliable, high-performance applications and components for Microsoft.NET. These products provided code, memory and performance analysis and measured testing code coverage.

SEASONALITY

We tend to experience a higher volume of product transactions and associated license revenue in the quarter ended December 31, which is our third fiscal quarter, and the quarter ended March 31, which is our fourth fiscal quarter, as a result of customer spending patterns.

SOFTWARE LICENSING, PRODUCT MAINTENANCE AND CUSTOMER SUPPORT

We license software to customers using two types of software licenses, perpetual and time-based. Generally, perpetual software licenses allow customers a perpetual right to run our software on hardware up to a licensed aggregate MIPS (Millions of Instructions Per Second) capacity or to run our distributed software for a specified number of users or servers. Time-based licenses allow customers a right to run our software for a limited period of time on hardware up to a licensed aggregate MIPS capacity or for a specific number of users or servers. We also offer perpetual or time-based licenses that allow our customers a right to run our mainframe software with an unlimited MIPS capacity.

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

We believe that effective support of our customers and products for the maintenance term is a substantial factor in product satisfaction and subsequent new product sales. We believe our installed base is a significant asset and intend to continue to provide customer support and product enhancements to ensure a continuing high level of customer satisfaction. In fiscal 2011, 2010 and 2009, we experienced high customer maintenance renewal rates.

For fiscal 2011, 2010 and 2009, software license fees represented approximately 21.0%, 21.8% and 20.1%, respectively, and maintenance fees represented approximately 45.1%, 49.3% and 44.0%, respectively, of our total revenues.

WEB APPLICATION PERFORMANCE MANAGEMENT SERVICES

Through the acquisition of Gomez in fiscal 2010, we expanded our APM solutions to include web application performance management services (“web performance services”), which are used by enterprises to test and monitor the performance, availability and quality of their web and mobile applications while in development and after deployment.

The web environment is becoming increasingly fragmented and complex, and a user’s experience with a company’s web application often comes together for the first time at the user’s browser, outside the view and control of the company. In order to deliver web and mobile experiences of consistently high quality in this increasingly complex application delivery environment, companies require a web application delivery management solution capable of testing new applications accurately before deployment, and testing and monitoring the quality of web and mobile applications after deployment.

The Gomez SaaS platform enables organizations to test and monitor web applications from outside their firewall using our web performance services network (“Gomez Performance Network”). The Gomez’ SaaS is delivered entirely through an on-demand, hosted model built on a multi-tenant architecture in which a single instance of the software serves all customers. This service is provided on a subscription basis, principally through tiered usage plans that contain committed testing measurement levels based on the number of web page measurements performed. Gomez customers are organizations that use the Internet to conduct commerce, convey and receive content, and communicate with customers, partners, employees and vendors.

Customers access Gomez’s SaaS offerings through a self-service portal that provides access to services in four basic functional areas: (1) Web Cross-Browser Testing, (2) Web Load and Performance Testing, (3) Web Performance Management and (4) Web Performance Business Analysis.

Web Cross-Browser Testing - Helps ensure that an organization’s web application renders and functions optimally across numerous combinations of browsers, operating systems and access devices, including mobile devices.

Web Load and Performance Testing - Measures web application performance, availability and quality, at normal and peak loads generated by the Gomez Performance Network, across geographic locations.

Web Performance Management - Monitors a web application’s performance availability and quality to provide diagnostic detail and actionable data that a customer can use to address user problems and improve response times.

Web Performance Business Analysis - Provides analytics, benchmarks and dashboards that help a customer understand and manage the impact of user web experiences on the customer’s business using our Industry Benchmarks services.

Gomez SaaS offerings, complemented with our Vantage and Strobe software products and solutions, provide IT organizations with a comprehensive set of solutions that provide visibility and deep-dive resolution across the entire application delivery chain, from the enterprise through the Internet, for every end user. During the third quarter of fiscal 2011, we released a controlled launch of our First Mile solution which integrates components of Vantage and our web performance services into a single solution that measures the performance of our customer’s web application delivery chain, including elements that reside both within the customer’s data center and on the Internet, displaying performance information through a single dashboard. We anticipate such combined solutions will add value to our customers and provide us opportunities to sell additional non-integrated Vantage products and Gomez SaaS offerings that drive future APM revenue growth.

For fiscal 2011 and 2010, web performance services segment fees (subscription fees) represented 7.3% and 1.9%, respectively, of our total revenues.

PROFESSIONAL SERVICES

We offer a broad range of IT services for mainframe, distributed and mobile environments, including mobile computing application development and integration, package software customization, cloud computing consulting, development and integration of legacy systems, IT portfolio management services, enterprise legacy modernization services, and application performance management. In addition, our Solution Delivery Group offers implementation, consulting and training services in tandem with our product solutions offerings, which are referred to as product related services.

We believe that the market for professional services will continue to be driven by our customers’ need to grow revenue, support business expansion, adopt the latest technology to meet business demands, IT service management, and for increased technical staffing for ongoing maintenance. Our business approach to professional services delivery emphasizes hiring highly skilled and experienced staff, ongoing training, high staff-utilization and immediate productive deployment of new personnel at client locations.

Our objective in the professional services division is to create long-term relationships with customers in which our professional staff join with the customer's IT organization to plan, design, program, implement and maintain technology-based solutions that achieve customer business goals. Typically, the professional services staff is integrated with the customer's development team on a specific application or project. Professional services staff work primarily at customer sites or at our professional services offices. In addition, we offer development centers that serve customers looking for flexible, cost-effective and high-quality services delivered remotely from our facilities in Detroit, Michigan, Montreal, Canada, and Shanghai, China.

During the second half of fiscal 2009, we focused on improving the financial results of the professional service segment which included exiting low-margin engagements and focusing our resources on more profitable engagements. This significantly improved the segment’s contribution margin but resulted in a significant revenue decline. This transformation was completed during fiscal 2011 and we experienced year-over-year quarterly growth in professional services segment fees during the fourth quarter of 2011.

For fiscal 2011, 2010 and 2009, professional services segment fees represented approximately 20.7%, 22.5%, and 32.7%, respectively, of our total revenue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7 of this report, for information on how our business strategy has impacted our professional services segment fees.

APPLICATION SERVICES

Our application services, which are marketed under the brand name “Covisint”, provide a SaaS platform, referred to as the Covisint ExchangeLink, which offers industry-specific solutions for organizations in the automotive, healthcare, and energy markets, and offers support services in seven languages in emerging markets.

Covisint streamlines and automates business processes, globally connecting business communities, organizations and systems. Companies of all sizes, locations and technical capacities rely on Covisint to enable the secure sharing of vital business information, applications and business processes across their internal and extended enterprise to deliver innovative approaches in solving their business problems.

Covisint uses an industry-centric approach that leverages deep expertise and state-of-the-art technology to address industry specific needs. With this approach, Covisint bridges the gap created by dissimilar business systems, and allows businesses to work with the myriad of processes and technologies used by its partners.

The Covisint ExchangeLink network allows us to provide four types of services: (1) Collaboration Portal Services; (2) Identity Services; (3) Data Exchange Services; and (4) AppCloud:

Collaboration Portal Services - is based on a highly scalable, reliable, and secure service-oriented architecture solution that is deployed using a SAAS model to provide a secure, modular framework that supports sharing information and applications with entities outside the organization.

Identity Services - allows organizations to securely share information and provide access to internal and external applications to all users (employees, supplier, business partner, etc).  Identity Services provides a broad range of identity management features that can be utilized to implement industry standard and custom identity management solutions.

Data Exchange Services (“DES”) - supports mission critical processes for companies worldwide by offering industry compliant electronic data interchange (“EDI”) solutions for companies of any size or complexity. Supporting a broad range of system interfaces, document types and protocols, DES provides the flexibility and power for a secure global EDI and business-to-business messaging solution.

AppCloud - Provides a self-service environment that allows a single point of integration for application providers who want to share their applications and/or data with Covisint user communities. It also provides sponsoring organizations with a single location to obtain business relevant third-party applications for their users.

In addition, through the acquisition of certain assets and liabilities of DocSite, LLC (“DocSite”) in September 2010, Covisint offers clinical decision support, quality performance management and health information exchange focused on making better patient care easier for physicians across all specialties.

For fiscal 2011, 2010 and 2009, application services segment fees represented approximately 5.9%, 4.5% and 3.2%, respectively, of our total revenue.

BACKLOG

We consider backlog orders for the products and web performance services segments as contractually committed arrangements with a customer for which the associated revenue has not been recognized.  For these segments, we record the unrecognized amount of each contractually committed arrangement as deferred revenue in our consolidated balance sheet; therefore the deferred revenue balances are equal to the segment’s backlog balance. We tend to experience a higher volume of product transactions in our third and fourth fiscal quarters. For our products and web performance services segment, the deferred revenue or backlog balance was $799.2 million and $829.7 million as of March 31, 2011 and 2010, respectively. The amount of the March 31, 2011 backlog not expected to be recognized in fiscal 2012 is $371.3 million which is recorded as non-current deferred revenue in our consolidated balance sheets.

For our professional services segment, the majority of our services contracts are terminable by the client. Therefore, there is no backlog for these arrangements.  For a small subset of our arrangements related to multiple element contracts that include our products, deferred revenue is reflected on the balance sheet for amounts contractually committed but not recognized as revenue as of the balance sheet date. These amounts represent the segment’s backlog.  As of March 31, 2011 and 2010, the deferred revenue or backlog balance associated with our professional services segment was $21.4 million and $15.7 million, respectively. The full amount of the March 31, 2011 backlog is expected to be realized in fiscal 2012.

For our application services segment, we consider the backlog balance to be up to five years of contractually committed arrangements. Beginning in fiscal 2011, we also included in backlog up to three years of anticipated renewal revenue associated with certain annual contracts that we believe are highly likely to  be renewed that amounted to $14.5 million for the period.  As of March 31, 2011 and 2010, the backlog balance associated with our application services segment was $138.0 million and $85.2 million, respectively, of which $35.5 million and $23.0 million, respectively, was billed and included in deferred revenue. The amount of the March 31, 2011 backlog not expected to be recognized in fiscal 2012 is $72.4 million.

CUSTOMERS

Our products, web performance services, professional services and application services are used by the IT departments and lines of business of a wide variety of commercial and government organizations.

We did not have a single customer that accounted for greater than 10% of total revenue during fiscal 2011, 2010 or 2009, or greater than 10% of accounts receivable at March 31, 2011 and 2010.

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

As of March 31, 2011, development activities associated with our software products, web performance services network and application services network are performed primarily at our headquarters in Detroit, Michigan; and at our development labs in Amsterdam, The Netherlands; Gdansk, Poland; Toronto, Canada; Lexington, Massachusetts; and Beijing, China.

Total research and development (“R&D”) cost was $69.2 million, $65.8 million and $64.3 million, respectively, during fiscal 2011, 2010 and 2009, of which $15.5 million, $9.8 million and $15.1 million, respectively, was capitalized for internally developed software technology. The R&D costs relating to our software products and web performance services network are reported as “technology development and support” in the consolidated statements of operations and the portion related to our application services network is reported as “cost of professional services”.

TECHNOLOGY AND NETWORK OPERATIONS

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

Our web performance services enable a company to test and monitor the web experience from outside its firewall using the Gomez Performance Network, which encompasses the following:

•	over 160 backbone nodes located in more than 33 countries, and 32 mobile carriers in 10 countries.

•	our central data warehouse and four other third-party data center facilities.

•	our portal to our customer data warehouse.

Our backbone nodes are measurement computers, or sets of multiple computers, co-located at the data center facilities of major telecommunication providers. In addition, backbone nodes can be configured for use exclusively by a single customer as part of our Private Network XF service.

In order to establish our last mile measurement points, we engage individuals, or peers, located in more than 120 countries to provide bandwidth and computing resources on personal computers connected via local Internet service providers.

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

We service customers from six third-party data center facilities, including our central data warehouse. Three of these facilities are located in Massachusetts, one in Texas, one in Virginia and one in China. Our data centers are designed to be scalable and to support control and data replication for large numbers of measurement nodes. Each of the facilities has multiple high bandwidth interconnects to the Internet.

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

SALES AND MARKETING

We market software products, web performance services and product related professional services primarily through a direct sales force in the United States, Canada, Europe, Japan, Asia-Pacific, Brazil and Mexico; an inside sales force in Detroit, Michigan, Lexington, Massachusetts and Maidenhead, England for our web performance services; and through independent distributors and partners, giving us a presence in approximately 60 countries. We market our professional and application services primarily through account managers located in offices throughout North America. This marketing structure enables us to keep abreast of, and respond quickly to, the changing needs of our customers and to call on the actual users of our products and services on a regular basis.

COMPETITION

The markets for our software products are highly competitive and characterized by continual change and improvement in technology. We consider more than 40 firms to be directly competitive with one or more of our products. These competitors include BMC Software Inc., CA, Inc., International Business Machines (“IBM”) and Hewlett-Packard Company. Some of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. The principal competitive factors affecting the market for our software products include: responsiveness to customer needs; functionality, performance and reliability of our software products; ease of use; quality of customer support; vendor reputation; distribution channels; and price.

The distributed software market in which we operate has many more competitors than our traditional mainframe market. Our ability to compete effectively and our growth prospects depend upon many factors, including the success of our existing distributed products, the timely introduction and success of future software products, the ability of our products to interoperate and perform well with applications in a customer’s environment and our ability to bring products to market that meet ever-changing customer requirements.

The market for our web performance services is competitive and rapidly changing. Our competitors currently include Keynote Systems, Inc., Hewlett-Packard Company, NeuStar, Inc. and a number of smaller, privately held companies. The principal competitive factors affecting the market for our web performance services include real-time availability of data and reporting; the proven performance, security, scalability, flexibility and reliability of services offered; the usability of services offered, including ease of implementation and use; number of measurement points; and pricing.

The market for professional services is highly competitive, fragmented and characterized by low barriers to entry. Our principal competitors include Accenture, Computer Sciences Corporation, HP Enterprise Services (a Hewlett-Packard Company), IBM Global Services, Analysts International Corporation, Infosys Technologies, and numerous other regional and local firms in the markets in which we have professional services offices. Several of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. The principal competitive factors affecting the market for our professional services include responsiveness to customer needs, breadth and depth of technical skills offered, availability and productivity of personnel, the ability to demonstrate achievement of results, and price.

The market for application services includes communication and collaboration services, user identity and access management services and system-to-system communications provided in a SaaS model. We provide application services primarily in the automotive, healthcare and energy vertical markets (“verticals”). The application services market is highly competitive. Our principal competitors within the automotive and healthcare verticals include HP Enterprise Services, IBM Global Services, IntraLinks Holdings, Inc., GXS Strategies, General Electric Company, and other regional and local firms in the markets in which we have customers or potential customers.  Some key competitive factors are speed of implementation, reduced capital investment, reduced risk related to regulatory compliance and implementation problems, inclusion of state of the art technology features, solution performance, ability to meet customer service level requirements and price.

A variety of external and internal events and circumstances could adversely affect our competitive capacity. Our ability to remain competitive will depend, to a great extent, upon our performance in product development and customer support, effective sales execution and our ability to acquire and integrate new technologies. To be successful in the future, we must respond promptly and effectively to the challenges of technological change and our competitors' innovations by continually enhancing our own software products, web performance services, professional services and application services.

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

In addition to trade secret protection, we seek to protect our software technology, documentation and other written materials under copyright law, which affords only limited protection. We also assert registered trademark rights in our product names. As of March 31, 2011, we have been granted 41 patents issued primarily in the United States and have 28 patent applications pending primarily with the United States Patent and Trademark Office for certain product technology and have plans to seek additional patents in the future. Once granted, we expect the duration of each patent will be up to 20 years from the effective date of filing of the applications. Our earliest issued patent filing date is fiscal 1992. In addition, we are a party to a patent cross license agreement with IBM under which each party is granted a perpetual, irrevocable, nonexclusive license to certain of each other's patents issued or pending prior to March 21, 2009.

Because the industry is characterized by rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new technology developments, frequent software enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than legal protection of our technology.

There can be no assurance that third parties will not assert infringement claims against us with respect to current and future products and technology or that any such assertion will not require us to enter into royalty arrangements that could require a payment to the third party upon sale of the product, or result in costly litigation.

EMPLOYEES

As of March 31, 2011, we employed 4,396 people worldwide, with 896 in product and web performance sales, sales support and marketing; 1,240 in technology development and support, maintenance and network operations; 1,385 in professional services, 300 in application services and 575 in other general and administrative functions. Only a small number of our international employees are represented by labor unions. We have experienced no work stoppages and believe that our relations with our employees are good. Our success will depend in part on our continued ability to attract and retain highly qualified, experienced and talented personnel.

Executive Officers of the Registrant

Our current executive officers, which serve at the discretion of our Board of Directors, are listed below:

Name	Age	Position

Peter Karmanos, Jr.	68	Chairman of the Board and Chief Executive Officer

Robert C. Paul	48	President, Chief Operating Officer and member of the Board of Directors

Laura L. Fournier	58	Executive Vice President and Chief Financial Officer

Paul A. Czarnik	55	Chief Technology Officer

Denise A. Knobblock Starr	56	Executive Vice President and Chief Administrative Officer

Daniel S. Follis, Jr.	45	Vice President, General Counsel and Secretary

Peter Karmanos, Jr., is a founder of the Company and has served as Chairman of the Board since November 1978, as Chief Executive Officer since July 1987 and as President from January 1992 through October 1994 and October 2003 through March 2008.

Robert C. Paul has served as President and Chief Operating Officer of Compuware since April 2008 and was appointed a member of the Board of Directors in March 2010. Prior to that time, Mr. Paul was President and Chief Operating Officer of Covisint since its acquisition by Compuware in March 2004. Mr. Paul had spent nearly three years at Covisint prior to the acquisition.

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

SEGMENT INFORMATION, PAYMENT TERMS AND FOREIGN REVENUES

For a description of revenues and operating profit by segment and for financial information regarding geographic operations for each of the last three fiscal years, see note 15 of the consolidated financial statements included in this report. For a description of extended payment terms offered to some customers, see note 1 of the consolidated financial statements included in this report. The Company’s foreign operations are subject to risks related to foreign exchange rates and other risks. For a discussion of risks associated with our foreign operations, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

ITEM 1A.	RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that we believe may affect us are described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial may also impair business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and shareholders could lose all or part of their investment.

A substantial portion of our products segment revenue is dependent on our customers’ continued use of International Business Machines Corporation and IBM-compatible products.
A substantial portion of our revenue from software products is generated from products designed for use with IBM and IBM-compatible mainframe operating systems. As a result, the majority of our revenue from software products is dependent on our customers’ continued use of these systems. In addition, because our products operate in conjunction with IBM operating systems software, changes to IBM’s mainframe operating systems may require us to adapt our products to these changes. IBM also provides competing products designed for use with their mainframe operating systems. A decline in our customers’ use of IBM and IBM-compatible mainframe operating systems, our inability to keep our products current with changes to IBM’s mainframe operating systems on a timely basis, or the loss of market share to IBM’s competing products could have a material adverse effect on our results of operations and cash flow.

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
We derive revenue from providing on-demand web performance services. While web applications have become increasingly significant for a growing number of companies, the market for web performance services is in an early stage of development, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Growth in revenue generated from these services will depend on the willingness of organizations to increase their use of web performance services. Some businesses may be reluctant or unwilling to use these services for a number of reasons, including failure to perceive the need for improved testing and monitoring of web applications and lack of knowledge about the potential benefits these services may provide. This market is also competitive and rapidly changing, and several of our competitors have greater financial and marketing resources than we do. As a result, our competitors may be more efficient and effective at achieving the following principal competitive factors affecting the market for web performance services: real-time availability of data and reporting, the proven performance, security, scalability, flexibility and reliability of services offered; the usability of services offered, including ease of implementation and use; number of measurement points; and pricing. If we are less successful at achieving one or more of these factors than our competitors or the demand for web performance services declines or does not grow, we may lose market share which could have a material adverse effect on our business, financial condition and operating results.

The success of our combined Vantage and web performance services solutions, including First Mile, is dependent on customer acceptance of these offerings.
Our Vantage and web performance services solutions are currently sold within the APM market. We have begun to market solutions that combine Vantage with our web performance services, such as First Mile, which integrates components of Vantage and our web performance services into a single solution that measures the performance of our customer’s web application delivery chain. The level of customer acceptance regarding First Mile and other combined solutions is difficult to estimate since we believe there are no comparable solutions in the APM market and because the APM market is relatively new and rapidly changing. The level of acceptance of our APM solutions as value added by current and potential customers will impact sales volume and pricing of the APM solutions and can be negatively impacted by competition, our customers’ ability to effectively implement the solutions and the perceived value customers receive from the performance information provided by the solutions. We consider our combined APM solutions to be an integral part of our revenue growth in the future. If these combined solutions are not perceived as value added by customers within the APM market, we may not meet our future revenue projections for our Vantage and web performance services and our results of operations could be negatively impacted.

Changes to our organizational structure can be disruptive and may negatively impact our results of operations.
We recently announced our Compuware 3.0 initiative under which we will reorganize our operations into solution business units for APM, Changepoint, Mainframe, Uniface, Professional Services and Application Services.  As part of this reorganization we will combine the Vantage and Web performance solutions into one operating unit.  Risks associated with reorganizations include the potential distraction of management, risk of decreased productivity of our sales force and turnover of key personnel, which could negatively impact our financial results.

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
Our business strategy for the professional services segment is to sustain the segment’s operating margin by requiring certain margin thresholds for all new business and managing the segment operating expenses accordingly. If our customers will not accept the billing rates necessary to achieve these minimum thresholds, our revenues and operating margins may be negatively impacted which could have a material adverse effect on our results of operations and cash flow.

We may fail to achieve our forecasted financial results due to inaccurate sales forecasts or other unpredictable factors. If we fail to meet the expectations of analysts or investors, our stock price could decline substantially.
Our revenues, particularly our software license revenues, are difficult to forecast. Software license revenues in any quarter are substantially dependent on orders booked in the quarter. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate the sales forecast. Our sales forecast estimates could prove to be unreliable both in a particular quarter and over a longer period of time as a significant amount of our transactions are completed during the final weeks and days of the quarter. Therefore, we generally do not know whether revenues or earnings will have met expectations until after the end of the quarter. Also, the manner in which our customers license our products can cause revenues to be deferred or recognized ratably over time.  These changes in the mix of customer agreements could adversely affect our revenues. As a result, our actual financial results can vary substantially from our forecasted results.

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

Any significant shortfall in revenues or earnings, or lowered expectations could cause our common stock price to decline.

Economic uncertainties or slowdowns may reduce demand for our products and services, which may have a material adverse effect on our revenues and operating results.
Our revenues and profitability depend on the overall demand for our software products, web performance services, professional services and application services. Economic uncertainties over the last few years have resulted in companies reassessing their spending for technology projects. If the economies within the United States and/or other geographic regions in which we operate experience a slowdown or recession, it could have a material adverse effect on our results of operations and cash flow.

Defects or disruptions in our web performance services or application services networks or interruptions or delays in service would impair the delivery of our on-demand service and could diminish demand for our services and subject us to substantial liability.
Defects in our web performance services or application services networks could result in service disruptions for our customers. Our network performance and service levels could be disrupted by numerous events, including natural disasters and power losses. We might inadvertently operate or misuse the system in ways that could cause a service disruption for some or all of our customers. We might have insufficient redundancy or server capacity to address any such disruption, which could result in interruptions in our services or degradations of our service levels. Our customers might use our web performance services in ways that cause a service disruption for other customers. These defects or disruptions could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones, either of which could have a material adverse effect on our results of operations and cash flow.

Future changes in the U.S. domestic automotive manufacturing business could reduce demand for our professional services and application services, which may have a material negative effect on our revenues and operating results.
A substantial portion of our worldwide professional services revenue, which includes the professional services segment and the application services segment, has been generated from customers in the automotive industry, with General Motors Company currently our largest customer.

While economic conditions for the automotive sector have improved, many of our customers in the domestic automotive industry have been engaged in restructuring and other efforts to cut costs, including IT expenditures. Any new negative developments in this industry, including additional bankruptcies, could reduce the demand for our services and increase the collection risk of accounts receivable from these customers, which could have a material adverse effect on our professional and application services results of operations and operating margin in this business.

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

During the due diligence stage of any software technology acquisition, we research and investigate the title to the software technology we would be acquiring from the seller. This investigation generally includes without limitation, litigation searches, copyright and trademark searches, review of development documents and interviews with key employees of the seller regarding development, title and ownership of the software technology being acquired. The acquisition agreement itself generally contains representations, warranties and covenants concerning the title and ownership of the software technology as well as indemnification and remedy provisions in the event the representations, warranties and covenants are breached by the seller.

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
The markets for our software products are highly competitive. We consider over 40 firms to be directly competitive with one or more of our products and several of these have greater financial and marketing resources than we do.  The principal competitive factors affecting the market for our software products include: responsiveness to customer needs, functionality, performance, reliability, ease of use, quality of customer support, sales channels, vendor reputation and price. A variety of external and internal events and circumstances could adversely affect our competitive capacity. Our ability to remain competitive will depend, to a great extent, upon our performance in sales, product development and customer support. To be successful in the future, we must respond promptly and effectively to our customers’ purchasing methodologies, challenges of technological change and our competitors' innovations by continually enhancing our product offerings.

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

For us to maximize the return on our investments in acquired companies, the products of these entities must be integrated with our existing products. These integrations can be difficult and unpredictable, especially given the complexity of software and that acquired technology is typically developed independently and designed with no regard to integration. The difficulties are compounded when the products involved are well-established because compatibility with the existing base of installed products must be preserved. Successful integration also requires coordination of different development and engineering teams. This too can be difficult and unpredictable because of possible cultural conflicts and different opinions on technical decisions and product roadmaps. There can be no assurance that we will be successful in our product integration efforts or that we will realize the expected benefits.

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
Over one-third of our total revenues are derived from foreign operations and we expect that foreign operations will continue to generate a significant percentage of our total revenues. Products and services are generally priced in the currency of the country in which they are sold. Changes in the exchange rates of foreign currencies or exchange controls may adversely affect our results of operations. The international business environment is also subject to other risks, including the need to comply with foreign and U.S. laws and the greater difficulty of managing business operations overseas. In addition, our foreign operations are affected by general economic conditions in the international markets in which we do business. A worsening of economic conditions in these markets could cause customers to delay or forego decisions to license new products or to reduce their requirements for professional and application services.

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

Unanticipated changes in our effective tax rates, or exposure to additional income tax liabilities, could affect our profitability.
We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. One of the components that needs to be evaluated is the realization of our deferred tax assets. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Changes in estimates of projected future operating results or in assumptions regarding our ability to generate future taxable income could result in significant increases to our total valuation allowance and tax expense that would reduce net income.

In addition, we recognize reserves for uncertain tax positions through tax expense for estimated exposures related to our current and historical tax positions. We evaluate the need for reserves for uncertain tax positions on a quarterly basis and any change in the amount will be recorded in our results of operations, as appropriate. It could take several years to resolve certain of these reserves for uncertain tax positions.

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
Provisions of our articles of incorporation and bylaws, Michigan law and the Rights Agreement, dated October 25, 2000, as amended, between Compuware Corporation and Computershare Trust Company, N.A., as rights agent, could make it more difficult for a third party to acquire Compuware, even if doing so would be perceived to be beneficial to shareholders. The combination of these provisions inhibits a non-negotiated acquisition, merger or other business combination involving Compuware, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our executive offices, one of our research and development labs, principal marketing department, primary professional and application services office, customer service and support teams are located in our corporate headquarters building in Detroit, Michigan. We own the facility, which is approximately 1.1 million square feet, including approximately 289,000 square feet designated for lease to third parties for office, retail and related amenities and approximately 3,200 square feet donated for use by local not-for-profit organizations. In addition, we lease approximately 217,000 square feet of land on which the facility resides.

We lease approximately 93 sales and professional services offices in 29 countries, including 5 remote product research and development facilities.

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

Our common stock is traded on The NASDAQ Global Select Market (“NASDAQ”) under the symbol CPWR. As of May 13, 2011, there were 3,865 shareholders of record of our common stock. We have not paid any cash dividends on our common stock since fiscal 1986 and have no current intention to pay dividends. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated, all as reported by NASDAQ.

Fiscal Year Ended March 31, 2011	High	Low
Fourth quarter	$12.25	$10.39
Third quarter	11.99	8.49
Second quarter	8.82	6.99
First quarter	8.94	7.23

Fiscal Year Ended March 31, 2010	High	Low
Fourth quarter	$8.80	$7.00
Third quarter	8.95	6.79
Second quarter	7.82	6.30
First quarter	8.18	6.49

Issuance of Unregistered Shares

As disclosed in the Company's annual meeting proxy statement, Peter Karmanos, Jr., the Company's Chief Executive Officer, purchases common shares from the Company on the same terms and subject to the same conditions and limitations as provided in the Company's Employee Stock Purchase Plan (“ESPP”) with respect to all other employees of the Company, although he does not participate in the ESPP directly and is not entitled to the favorable tax treatment afforded to participants in the ESPP due to his beneficial ownership of more than 5% of the Company's outstanding shares. The description of the ESPP included in note 18 of the consolidated financial statements included in this report, is incorporated herein by reference. The Company has treated for administrative purposes the shares purchased by Mr. Karmanos as purchases pursuant to the ESPP. However, since he is not allowed to participate in the ESPP while he remains a 5% owner, the issuance of shares may be considered unregistered. On February 28, 2011, 2,427 shares were issued to Mr. Karmanos for $10.64 per share under this arrangement (a total of $25,823). Mr. Karmanos continues to hold all shares purchased under this arrangement. The sales of these securities to Mr. Karmanos were exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. There were no underwriters involved in connection with the sale of the above securities.

Common Share Repurchases

The following table sets forth, the repurchases of common stock for the quarter ended March 31, 2011:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plan or program (2)

For the month ended January 31, 2011	125,000	$10.67	125,000	$286,291,000

For the month ended February 28, 2011	2,125,000	11.07	2,125,000	262,768,000

For the month ended March 31, 2011	2,059,000	11.20	1,795,400	242,710,000

Total	4,309,000	11.12	4,045,400

(1)	The month ended March 31, 2011 includes 263,380 shares withheld for taxes resulting from certain stock options that were exercised in March 2011.

(2)
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

Comparison of Cumulative Five Year Total Return

The following line graph compares the yearly percentage change in the cumulative total shareholder return on our common shares with the cumulative total return of each of the following indices: the S&P 500 Index, the NASDAQ Market Index and the NASDAQ Computer and Data Processing Index for the period from April 1, 2006 through March 31, 2011. The graph includes a comparison to the S&P 500 Index in accordance with SEC rules, as the Company's common stock is part of such index. The graph assumes the investment of $100 in our common shares, the S&P 500 Index and each of the two NASDAQ indices on March 31, 2006 and the reinvestment of all dividends.

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

Total Return To Shareholders
(Includes reinvestment of dividends)

	Base	Indexed Returns
	Period	Fiscal Years Ending
	March 31,	March 31,
Company / Index	2006	2007	2008	2009	2010	2011
Compuware Corporation	$100	121.20	93.74	84.16	107.28	147.51
S&P 500 Index	100	111.83	106.15	65.72	98.43	113.83
NASDAQ Market Index	100	106.44	101.14	67.88	107.06	125.30
NASDAQ Computer & Data Processing Index	100	109.72	106.56	76.99	119.75	137.82

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

	Year Ended March 31,
	2011	2010	2009	2008	2007
	(In thousands, except earnings per share data)
Statement of Operations Data:
Revenues:
Software license fees	$194,745	$194,504	$219,634	$297,506	$283,412
Maintenance and subscription fees	486,958	456,343	479,480	476,374	457,594
Professional services fees	247,227	241,332	391,341	455,731	471,996
Total revenues	928,930	892,179	1,090,455	1,229,611	1,213,002
Operating expenses:
Cost of software license fees	14,216	15,430	24,491	30,475	28,581
Cost of maintenance and subscription fees	57,949	42,555	41,877	46,300	41,533
Cost of professional services	216,950	216,861	368,030	413,921	420,729
Technology development and support	90,330	91,245	86,453	101,132	114,071
Sales and marketing	243,771	222,447	226,408	267,800	281,730
Administrative and general	155,400	164,633	148,019	182,488	193,578
Restructuring costs (1)		7,960	10,037	42,645
Gain on divestiture of product lines		(52,351)
Total operating expenses	778,616	708,780	905,315	1,084,761	1,080,222
Income from operations	150,314	183,399	185,140	144,850	132,780
Other income, net	4,462	25,721	27,581	35,542	60,277
Income before income taxes	154,776	209,120	212,721	180,392	193,057
Income tax provision	47,335	68,314	73,074	45,998	34,965
Net income	$107,441	$140,806	$139,647	$134,394	$158,092

Basic earnings per share (2)	$0.49	$0.61	$0.56	$0.47	$0.45
Diluted earnings per share (2)	0.48	0.60	0.55	0.47	0.45

Shares used in computing net income per share:
Basic earnings computation	220,616	232,634	250,916	286,402	350,213
Diluted earnings computation	226,095	234,565	252,402	287,628	350,967

Balance Sheet Data (at period end):
Working capital	$143,905	$92,688	$297,237	$274,036	$391,823
Total assets	2,038,377	2,013,325	1,874,850	2,018,557	2,029,412
Long term debt	-	-	-	-	-
Total shareholders' equity (3)	952,612	913,813	880,648	927,031	1,132,148

(1)
During fiscal 2010, 2009 and 2008, the Company undertook various restructuring activities to improve the effectiveness and efficiency of a number of the Company’s critical business processes, primarily within the products and professional services segments. These activities resulted in a restructuring charge of $8.0 million, $10.0 million and $42.6 million, respectively. See note 9 of the consolidated financial statements included in this report for more details regarding our restructuring plan.

(2)	See note 13 of the consolidated financial statements included in this report for the basis of computing earnings per share.

(3)	No dividends were paid or declared during the periods presented.

See notes 2 and 3 of the consolidated financial statements for additional information on acquisition and divestiture activity.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, we discuss our results of operations on a segment basis. We operate in four business segments in the technology industry: products, web application performance management services, professional services and application services. We evaluate segment performance based primarily on segment contribution which represents operating profit before administrative and general expenses and other charges (“contribution margin”). References to years are to fiscal years ended March 31 unless otherwise specified. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes included in Item 8 of this report.

Our on-premises enterprise application management products, specifically Vantage, and our web application performance management services (“web performance services”) allow us to offer IT organizations comprehensive solutions that effectively monitor the performance of their enterprise and Internet application systems. Because of this relationship, we use the term “product software” to refer to both the products segment and web performance services segment. The revenue for the web performance services segment is referred to as subscription fees and reported with maintenance in the consolidated statement of operations. Additionally, the research and development costs and sales and marketing costs for our products segment and web performance services segment are combined and reported as “technology development and support” and “sales and marketing”, respectively, in the consolidated statements of operations. As a result, “technology development and support”, “sales and marketing” and contribution margins for the products segment and web performance services segment will be analyzed on a combined, product software basis within this section.

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

OVERVIEW

We deliver value to businesses by providing software products, web performance services, professional services, and application services that improve the performance of information technology organizations.

Our primary source of profitability and cash flow is the sale of our mainframe productivity tools (“mainframe”) that are used within our customers’ mainframe computing environments for fault diagnosis, file and data management, application performance monitoring and application debugging. We have experienced lower volumes of software license deals for our mainframe solutions causing our mainframe product revenue to decline. Changes in our current customer IT computing environments and spending habits have impacted their need for additional mainframe computing capacity. In addition, increased competition and pricing pressures have had an impact on revenues. Our customers utilize our products to reduce operating cost, increase programmer productivity and create a smooth labor force transition to the next generation of mainframe environment programmers. We will continue to make strategic enhancements to our mainframe solutions through research and development investments with the goal of meeting these needs and maintaining a maintenance renewal rate in excess of 90%.

The cash flow generated from our mainframe solutions has allowed us to make significant investments in our APM and application services solutions. This investment includes the addition of web performance services through the acquisition of Gomez in November 2009 and research and development expenditures that enhance our Vantage and web performance services solutions.

We have identified the APM market as one of our primary targets for revenue growth. Web applications and the complex distributed applications delivery chain supporting them have become increasingly critical to a company’s brand awareness, revenue growth and overall market share. Because of this, the market for APM solutions is large and is growing rapidly. Our web performance services, which are marketed under the brand name “Gomez” and provided on a SaaS platform, and our Vantage solutions ensure the optimal performance of these applications across the enterprise, the Internet and the cloud.

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

We have also identified the secured collaboration service market as a growth business. Our application services, which are marketed under the brand name “Covisint” and provided on a SaaS platform, globally connect business communities, organizations and systems allowing the secure sharing of vital business information, applications and business processes across their internal and extended enterprise. The market for these services is growing, particularly in the healthcare industry as hospitals, physicians and the United States government move towards establishing electronic patient health and medical records which will require secure computerized databases and environments for storing and sharing of information. A significant amount of government funding for this conversion to electronic health and medical records is dependent on the dispersal of federal stimulus funds.

We continue to enhance our Changepoint and Uniface solutions primarily through research and development expenditures.

Our Changepoint solution provides a single automated solution for professional services organizations to forecast and plan; and manage resources, projects and client engagements.  In addition, for project-centric organizations, Changepoint provides a cohesive and consolidated view of projects, investments, resources and applications to help manage the entire business portfolio.

Our Uniface solution is mature with over 25 years on the market.  Uniface is a rapid application development environment for building, renewing and integrating the latest complex enterprise applications.  We continue to make investments in Uniface to make available the benefits of the Uniface development environment across an expanded range of technologies, and with additional features.

The professional services segment began a transformation during the second half of 2009 when management decided to exit low-margin engagements and focus resources on more profitable engagements. This significantly improved the segment’s contribution margin but resulted in a significant revenue decline. This transformation is complete and we experienced year-over-year quarterly growth in revenue during the fourth quarter of 2011. We anticipate modest revenue and contribution margin growth within the segment going forward as we focus on effectively demonstrating the value of our service offerings to customers.

In May 2009, we exited the Quality and Testing business by selling our Quality and DevPartner distributed product lines (“divested products”) to Micro Focus International PLC (“Micro Focus”).

In early fiscal 2012, Compuware announced its 3.0 initiative. The Compuware 3.0 organizational model features a business unit structure for our APM, Changepoint, Mainframe, Uniface, Covisint and Professional Services lines of business. We believe this structure will maximize our market agility and responsiveness, enabling us to capitalize on market conditions and competitive advantages for maximum growth and profitability. As a result of this organizational change we will modify our reporting units and segments in fiscal 2012 to be consistent with this business unit structure.

Annual Update

The following occurred during fiscal 2011:

•
Achieved an increase in distributed product revenue of 5.5% (13.2% excluding divested products) in fiscal 2011 as compared to fiscal 2010 and experienced a decline in mainframe product revenue of 7.1% during the same period.

•
Realized a decrease in product software (includes product and web performance services) contribution margin to 40.4% in fiscal 2011 compared to 50.9% in fiscal 2010, as reported, and 42.9% excluding the gain on divestiture of $52.4 million in fiscal 2010.

•	Experienced an increase in professional services segment contribution margin to 13.7% in fiscal 2011 from 10.9% in fiscal 2010.

•
Experienced an increase in application services segment contribution margin to 7.3% in fiscal 2011 from 6.3% in fiscal 2010 and achieved an increase in application services revenue of 36.0% in fiscal 2011 as compared to fiscal 2010.

•
Acquired certain assets and liabilities of DocSite, LLC and BEZ Systems, Inc., for $15.9 million and $2.5 million, respectively, in cash (see note 2 of the consolidated financial statements included in this report for additional information).

•	Received $75.4 million, net of excess tax benefits, in financing cash flow from employees exercising stock options.

•	Repurchased approximately 16.9 million shares of our common stock at an average price of $9.52 per share as part of our discretionary stock repurchase plan.

•	Released 12 distributed and 16 mainframe product updates designed to increase the productivity of the IT departments of our customers.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:

	Percentage of			Period-to-Period
	Total Revenues			Change
	Fiscal Year Ended			2010	2009
	March 31,			to	to
	2011	2010	2009	2011	2010
REVENUE:
Software license fees	21.0%	21.8%	20.1%	0.1%	(11.4)%
Maintenance and subscription fees *	52.4	51.2	44.0	6.7	(4.8)
Professional services segment revenue **	20.7	22.5	32.7	(4.3)	(43.6)
Application services segment revenue **	5.9	4.5	3.2	36.0	14.9
Total revenues	100.0	100.0	100.0	4.1	(18.2)

OPERATING EXPENSES:
Cost of software license fees	1.5	1.7	2.2	(7.9)	(37.0)
Cost of maintenance and subscription fees *	6.2	4.8	3.8	36.2	1.6
Professional services segment expenses **	17.9	20.1	30.4	(7.3)	(45.9)
Application services segment expenses **	5.5	4.3	3.4	34.5	2.4
Technology development and support	9.8	10.2	7.9	(1.0)	5.5
Sales and marketing	26.2	24.9	20.8	9.6	(1.7)
Administrative and general	16.7	18.4	13.6	(5.6)	11.2
Restructuring costs		0.9	0.9	(100.0)	(20.7)
Gain on sale of assets		(5.9)		100.0	n/a
Total operating expenses	83.8	79.4	83.0	9.9	(21.7)
Income from operations	16.2	20.6	17.0	(18.0)	(0.9)
Other income, net	0.5	2.9	2.5	(82.7)	(6.7)
Income before income taxes	16.7	23.5	19.5	(26.0)	(1.7)
Income tax provision	5.1	7.7	6.7	(30.7)	(6.5)
Net income	11.6%	15.8%	12.8%	(23.7)	0.8

*	Web performance services segment revenue is referred to as subscription fees and combined with maintenance in the consolidated statements of operations included in this report.

**	The professional services segment and the application services segment are combined and reported as professional services in the consolidated statements of operations included in this report.

PRODUCT SOFTWARE

Financial information for the product software business was as follows (in thousands):

	Year Ended March 31,
	2011	2010	2009
Revenue	$681,703	$650,847	$699,114
Expense	406,266	319,326	379,229
Product software contribution	$275,437	$331,521	$319,885

The product software business generated a contribution margin of 40.4% during fiscal 2011 compared to 50.9% and 45.8% during fiscal 2010 and fiscal 2009, respectively.

The decrease in the contribution margin in fiscal 2011 compared to fiscal 2010 was primarily due to the gain on divestiture of $52.4 million recorded during fiscal 2010 due to the sale of our Quality and DevPartner product lines (“Quality Divestiture”). See note 3 of the consolidated financial statements included in this report. Excluding this gain, the contribution margin for fiscal 2010 would have been 42.9%. The remaining decrease in contribution margin was primarily due to investments in our web performance services business which increased expenses for the year and, to a lesser extent, the decline in mainframe software license and maintenance fees.

The increase in the contribution margin in fiscal 2010 compared to fiscal 2009 was primarily due to the $52.4 million gain recorded in the Quality Divestiture, partially offset by the effect of the decline in mainframe product revenue.

Product Software Revenue

Revenue for the products and web performance services segments was as follows (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2010 to		2009 to
Products segment	2011	2010	2009	2011		2010
Software license fees
Mainframe	$95,075	$108,216	$113,014	(12.1	) %	(4.2	) %
Distributed excluding divested products	99,670	77,564	80,422	28.5		(3.6)
Total software license fees excluding divested products	194,745	185,780	193,436	4.8		(4.0)
Software license fees - divested products *		8,724	26,198	(100.0)		(66.7)
Total software license fees	194,745	194,504	219,634	0.1		(11.4)

Maintenance fees
Mainframe	309,574	327,264	337,387	(5.4)		(3.0)
Distributed excluding divested products	109,666	107,388	108,049	2.1		(0.6)
Total maintenance fees excluding divested products	419,240	434,652	445,436	(3.5)		(2.4)
Maintenance fees - divested products *		4,839	34,044	(100.0)		(85.8)
Total maintenance fees	419,240	439,491	479,480	(4.6)		(8.3)
Total products segment revenue
Mainframe	404,649	435,480	450,401	(7.1)		(3.3)
Distributed	209,336	198,515	248,713	5.5		(20.2)
Total products segment revenue	$613,985	$633,995	$699,114	(3.2)		(9.3)

Web performance services segment **
Subscription fees	$67,718	$16,852	$-	301.8		n/a

Total product software revenue	$681,703	$650,847	$699,114	4.7		(6.9)

*
Divested products software license and maintenance fees relate to our Quality and DevPartner product lines that were sold during fiscal 2010.  See note 3 of the consolidated financial statements included in this report. For comparison purposes, we are excluding divested products from our software license and maintenance fees.

**	The web performance services segment began when we acquired Gomez, Inc. in November 2009. See note 2 of the consolidated financial statements included in this report.

Product software revenue by geographic location is presented in the table below (in thousands):

	Year Ended March 31,
	2011	2010	2009
United States	$372,793	$348,882	$361,354
Europe and Africa	206,415	209,697	233,938
Other international operations	102,495	92,268	103,822
Total product software revenue	$681,703	$650,847	$699,114

Product software revenue, which consists of software license fees, maintenance fees and subscription fees, comprised 73.4%, 73.0% and 64.1% of total revenue during fiscal 2011, 2010 and 2009, respectively.

Software license fees

Software license fees (“license fees”) increased slightly during fiscal 2011 to $194.7 million, which included a positive impact from foreign currency fluctuations of $1.6 million, and decreased $25.1 million or 11.4% during fiscal 2010 to $194.5 million, which included a positive impact from foreign currency fluctuations of $3.1 million, from $219.6 million in fiscal 2009.

Excluding the $8.7 million impact from divested products, license fees increased $9.0 million or 4.8% during fiscal 2011 as compared to fiscal 2010. The increase was due to the growth in our distributed license fees primarily attributable to our Vantage product line which increased $18.8 million or 31.8% as industry demand for APM solutions continued to grow, and a $3.6 million increase with our Uniface product line. The increase in distributed license fees was partially offset by a $13.1 million decline in Mainframe license fees as two large transactions expected to close in fiscal 2011 were delayed and expected to close during the first half of fiscal 2012.

Excluding the $17.4 million impact from divested products, license fees decreased $7.7 million or 4.0% during fiscal 2010 as compared to fiscal 2009. Mainframe products accounted for $4.8 million of the decrease and our distributed products accounted for $2.9 million of the decrease. Our distributed product decline was primarily due to a $6.2 million decline in Uniface and Changepoint license fees, offset by a $3.4 million increase in Vantage license fees. The license fee decline occurred during our first quarter of fiscal 2010 as the global economic slowdown that began during the second quarter of fiscal 2009 continued to affect the closure of license transactions for all our product lines. The decline was partially offset by license growth during the remainder of fiscal 2010 as economic conditions began to improve causing customers to increase technology spending.

During fiscal 2011 and fiscal 2010, for software license transactions that were required to be recognized ratably, we deferred $29.9 million and $55.6 million, respectively, of license revenue relating to such transactions that closed during the period. We recognized as license fees $61.2 million and $80.2 million of previously deferred license revenue during fiscal 2011 and 2010, respectively, relating to such transactions that closed and had been deferred prior to the beginning of the period, including $7.2 million related to our divested products during the first quarter of fiscal 2010.

Maintenance fees

Maintenance fees decreased $20.3 million or 4.6% during fiscal 2011 to $419.2 million, which included a positive impact from foreign currency fluctuations of $230,000, and decreased $40.0 million or 8.3% to $439.5 million during fiscal 2010, which included a positive impact from foreign currency fluctuations of $450,000, from $479.5 million in fiscal 2009.

Excluding the $4.8 million impact from divested products, maintenance fees decreased $15.4 million or 3.5% during fiscal 2011 as compared to fiscal 2010. The decrease was due to a decline of $17.7 million or 5.4% in maintenance fees associated with our mainframe product lines. Although we continue to experience a high maintenance renewal rate with our current mainframe customers, the decline in mainframe license deals during 2010 and 2011 is impacting mainframe maintenance revenue as new or growth customers are not entirely replacing the maintenance revenue loss from the non-renewed or reduced capacity mainframe maintenance arrangements. The decline was partially offset by an increase in Vantage maintenance fees primarily due to sales growth in our Vantage product line.

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

Subscription fees

In November 2009, through the acquisition of Gomez, we began to offer web performance services on a subscription basis that are used to test and monitor web and mobile applications. Revenue recognized from these services is referred to as subscription fees and totaled $67.7 million during fiscal 2011 and $16.9 million for the five-month period after the acquisition in fiscal 2010. See note 2 of the consolidated financial statements included in this report for historical pro forma financial results of Compuware and Gomez.

Product Software Expenses

Product software expenses include cost of software license fees, cost of maintenance and subscription fees, technology development and support costs, sales and marketing expenses and the gain on divestiture of product lines.

Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers, including associated hardware costs, and the cost of author royalties. Cost of software license fees decreased $1.2 million or 7.9% during fiscal 2011 to $14.2 million from $15.4 million in fiscal 2010 and decreased $9.1 million or 37.0% during fiscal 2010 from $24.5 million in fiscal 2009.

The decrease in expense for fiscal 2011 as compared to fiscal 2010 was primarily due to lower capitalized software amortization as certain purchased software from past acquisitions became fully amortized and the decline in capitalized internally developed software technology costs (“capitalized internal software costs”) in previous years is reducing the amortizable base.

The decrease in expense for fiscal 2010 as compared to fiscal 2009 was primarily a result of lower capitalized software amortization due to (1) classifying the capitalized internal software costs associated with our divested products as held for sale at March 31, 2009, which eliminated the need to amortize these costs during fiscal 2010; and (2) certain purchased software from past acquisitions becoming fully amortized.

As a percentage of software license fees, cost of software license fees was 7.3%, 7.9% and 11.2% in fiscal 2011, 2010 and 2009, respectively. The declines in the percentages were primarily due to the decrease in capitalized software amortization during fiscal 2011 and 2010 as compared to the previous periods. The change in fiscal 2010 compared to fiscal 2009 was partially offset by the reduction in license fees.

Cost of maintenance and subscription fees consists of the direct costs allocated to maintenance and product support such as helpdesk and technical support; amortization of capitalized software, depreciation and maintenance expense associated with our web performance services network related computer equipment; data center costs; and payments to individuals for tests conducted from their Internet-connected personal computers. Cost of maintenance and subscription fees increased $15.3 million or 36.2% during fiscal 2011 to $57.9 million from $42.6 million in fiscal 2010 and increased $700,000 or 1.6% during fiscal 2010 from $41.9 million in fiscal 2009.

The increase in cost during fiscal 2011 as compared to fiscal 2010 was a $15.7 million increase in the cost to deliver web performance services. In fiscal 2011, we incurred a full year of costs compared to a partial year in fiscal 2010 due to the Gomez acquisition.

The increase in expense during fiscal 2010 as compared to fiscal 2009 was primarily due to incurring $9.3 million in expense to deliver web performance services since the Gomez acquisition. The increase was partially offset by lower compensation and employee benefit costs resulting from the transfer of 273 employees to Micro Focus in the first quarter of fiscal 2010, and headcount reductions resulting from our restructuring actions.

As a percentage of maintenance and subscription fees, cost of maintenance and subscription fees were 11.9%, 9.3% and 8.7% in fiscal 2011, 2010 and 2009, respectively. The increases in the percentages were primarily due to the addition of our Gomez web performance service business as the cost to deliver web performance services is proportionately greater than the cost to deliver maintenance services.

Technology development and support includes, primarily, the costs of programming personnel associated with software technology development and support of our products and the web performance services network less the amount of capitalized internal software costs during the reporting period. Also included are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support all technology initiatives.

Total technology development and support costs incurred internally and capitalized during fiscal 2011, 2010 and 2009 were as follows (in thousands):

	Year Ended March 31,
	2011	2010	2009
Technology development and support costs incurred	$102,949	$97,726	$98,829
Capitalized internal software costs *	(12,619)	(6,481)	(12,376)
Technology development and support costs expensed	$90,330	$91,245	$86,453

*	See note 1 ("capitalized software" section) of the consolidated financial statements included in this report for our policy on capitalizing internally developed software technology costs.

Before capitalized internal software costs, total technology development and support expenditures increased $5.2 million or 5.3%, to $102.9 million during fiscal 2011 from $97.7 million in fiscal 2010 and deceased $1.1 million or 1.1% during fiscal 2010 from $98.8 million in fiscal 2009.

The increase in cost for fiscal 2011 compared to fiscal 2010 was primarily due to the timing of the Gomez acquisition. In fiscal 2011, we incurred a full year of compensation and employee benefit costs for developers to maintain the Gomez web performance network compared to a partial year in fiscal 2010.

The decrease in cost for fiscal 2010 compared to fiscal 2009 was primarily due to lower compensation and employee benefit costs resulting from headcount reductions that occurred from restructuring actions and the transfer of employees to Micro Focus. The headcount reduction was partially offset by the addition of developers from the Gomez acquisition.

Capitalized internal software costs increased $6.1 million or 94.7% to $12.6 million during fiscal 2011 and decreased $5.9 million or 47.6% to $6.5 million during fiscal 2010. The changes in capitalized costs relates primarily to the timing of product releases. Significant product releases associated with our Vantage product occurred during fiscal 2011 and fiscal 2009 causing the capitalized internal software costs to be higher during those periods. The fiscal 2011 increase was further impacted by the First Mile APM solution release in fiscal 2011.

As a percentage of product software revenue, costs of technology development and support were 13.3%, 14.0% and 12.4% in fiscal 2011, 2010 and 2009 respectively.

Sales and marketing costs consist primarily of personnel related costs associated with product sales, sales support and marketing for our product offerings. Sales and marketing costs increased $21.4 million or 9.6% during fiscal 2011 to $243.8 million from $222.4 million in fiscal 2010 and decreased $4.0 million or 1.7% during fiscal 2010 from $226.4 million in fiscal 2009.

The increase in cost for fiscal 2011 compared to fiscal 2010 was primarily due to the timing of the Gomez acquisition. In fiscal 2011, we incurred a full year of compensation and employee benefit costs for Gomez sales representatives; intangible asset amortization associated with Gomez customer relationships agreements; and marketing costs compared to a partial year in fiscal 2010. The increase in Gomez sales and marketing costs related to compensation and employee benefit costs was $17.5 million; intangible asset amortization was $2.1 million; and marketing costs were $1.8 million.

The decrease in costs for fiscal 2010 as compared to fiscal 2009 was primarily due to lower compensation, employee benefits and travel costs of $8.2 million, partially offset by an increase in advertising costs primarily associated with our Compuware 2.0 marketing campaign. The decrease in compensation, employee benefits and travel costs was a result of headcount reductions related to restructuring actions and the transfer of employees to Micro Focus in connection with the Quality Divestiture. The headcount reduction was partially offset by the addition of sales representatives from the Gomez acquisition.

As a percentage of product software revenue, sales and marketing costs were 35.8%, 34.2% and 32.4% in fiscal 2011, 2010 and 2009, respectively.

Gain on divestiture of product lines relates to the Quality Divestiture that occurred in May 2009 and resulted in a gain of $52.4 million that was recognized during the first quarter of fiscal 2010. See note 3 of the consolidated financial statements included in this report for additional information.

PROFESSIONAL SERVICES SEGMENT

Financial information for the professional services segment is as follows (in thousands):

	Year Ended March 31, *
	2011	2010	2009
Revenue	$192,202	$200,865	$356,111
Expenses	165,939	178,938	331,001
Professional services segment contribution	$26,263	$21,927	$25,110

*
The professional services segment and the application services segments are combined and reported as professional services on the consolidated statement of operations, included in Item 8 of this report.

Professional services segment revenue by geographic location is presented in the table below (in thousands):

	Year Ended March 31,
	2011	2010	2009
United States	$161,207	$164,765	$288,439
Europe and Africa	19,108	24,895	58,419
Other international operations	11,887	11,205	9,253
Total professional services segment revenue	$192,202	$200,865	$356,111

During fiscal 2011, the professional services segment generated a contribution margin of 13.7%, compared to 10.9% and 7.1% during fiscal 2009 and fiscal 2008, respectively.

The increases in contribution margin during fiscal 2011 and fiscal 2010 as compared to the previous period were primarily due to our initiatives to exit low-margin engagements and the restructuring actions taken during fiscal 2010 and 2009. The increase in fiscal 2011 was further impacted by improvements in staff utilization and billing rates during the second half of fiscal 2011.

Professional Services Restructuring

Beginning in fiscal 2009, management focused on improving the professional services segment’s contribution margins by initiating a plan to exit engagements that were considered low-margin and implementing restructuring actions focused on reducing headcount and operating costs. See note 9 of the consolidated financial statements included in this report for additional details related to our restructuring initiative.

Professional Services Segment Revenue

Revenue from professional services decreased $8.7 million or 4.3%, which included a negative impact from foreign currency fluctuations of $120,000, during fiscal 2011 to $192.2 million from $200.9 million in fiscal 2010 and decreased $155.2 million or 43.6%, which included a positive impact from foreign currency fluctuations of $184,000, during fiscal 2010 from $356.1 million in fiscal 2009. The decreases in revenue were primarily a result of the actions taken to exit low-margin engagements with one customer in the automotive industry representing $52.0 million of the decline in fiscal 2010.

Professional Services Segment Expenses

Professional services segment expenses consist primarily of personnel-related costs of providing services, including billable staff, subcontractors and sales personnel. Professional services segment expense decreased $13.0 million or 7.3% during fiscal 2011 to $165.9 million from $178.9 million in fiscal 2010 and decreased $152.1 million or 45.9% during fiscal 2010 from $331.0 million in fiscal 2009.

The decreases in costs in fiscal 2011 and fiscal 2010 compared to the prior year were primarily attributable to lower compensation, employee benefit and travel costs due to reductions in employee headcount resulting from our restructuring programs implemented to align operating costs with the decline in revenue. The decrease in cost during fiscal 2010 was further impacted by reductions in subcontractor costs due to the decline in professional services projects after exiting low-margin engagements.

APPLICATION SERVICES SEGMENT

Financial information for the application services segment is as follows (in thousands):

	Year Ended March 31, *
	2011	2010	2009
Revenue	$55,025	$40,467	$35,230
Expenses	51,011	37,923	37,029
Application services segment income contribution (loss)	$4,014	$2,544	$(1,799)

*
The professional services segment and the application services segments are combined and reported as professional services on the consolidated statement of operations, included in Item 8 of this report.

Application services segment revenue by geographic location is presented in the table below (in thousands):

	Year Ended March 31,
	2011	2010	2009
United States	$47,815	$34,916	$29,580
Europe and Africa	3,589	3,000	3,264
Other international operations	3,621	2,551	2,386
Total application services segment revenue	$55,025	$40,467	$35,230

During fiscal 2011, the application services segment generated a contribution margin of 7.3% compared to a contribution margin of 6.3% in fiscal 2010 and a negative contribution margin of 5.1% during fiscal 2009.

The increases in contribution margin from fiscal 2011 and fiscal 2010 compared to the prior year were primarily due to economies of scale from our revenue growth as described in “Application Services Segment Revenue” within this section. The fiscal 2011 margin included the effects of a $1.9 million charge for performance stock award compensation and a $750,000 reduction of expense regarding a DocSite contingent consideration adjustment (see notes 2 and 18 of the consolidated financial statements included in this report).

During the second quarter of fiscal 2011, we acquired DocSite, a provider of web-based solutions that allow physicians and healthcare organizations to accurately and timely manage, analyze and report healthcare performance and quality. Demand for such solutions has increased as U.S. government agencies provide financial incentives for physicians and healthcare organizations to use information technology when reporting health and quality of care information. DocSite offerings combined with Covisint’s secure SaaS model will allow us to offer our customers solutions for exchanging and analyzing clinical and patient information in a secure environment across the healthcare delivery system that meet U.S. healthcare technology standards.

Application Services Segment Revenue

Revenue from application services increased $14.5 million or 36.0% during fiscal 2011 to $55.0 million from $40.5 million in fiscal 2010 and increased $5.3 million or 14.9% during fiscal 2010 from $35.2 million in fiscal 2009.

The increase in revenue during fiscal 2011 as compared to fiscal 2010 was primarily a result of growth from automotive customers as the industry stabilized from the recent economic downturn, continued expansion into the healthcare industry and revenue generated from DocSite. DocSite revenue was $4.3 million since the acquisition, of which $2.8 million related to DocSite’s Physicians Quality Reporting Initiative (“PQRI”) services. Revenue generated from PQRI services is recognized during the fourth quarter of our fiscal year as it relates to Medicare reporting that is submitted during the fourth quarter.

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

Our application services segment generated 49%, 50% and 56%, respectively, of its revenue from the automotive industry during fiscal 2011, 2010 and 2009.

Application Services Segment Expenses

Application services segment expenses consist primarily of personnel-related costs of providing services, including technical staff, subcontractors and sales personnel. Application services segment expenses increased $13.1 million or 34.5% during fiscal 2011 to $51.0 million from $37.9 million in fiscal 2010 and increased $900,000 or 2.4% during fiscal 2010 from $37.0 million in fiscal 2009.

The increase in expenses for fiscal 2011 as compared to fiscal 2010 was primarily due to the following: (1) an increase of $10.6 million in compensation and employee benefit costs associated with staff level increases in developers and sales representatives in order to manage the growth of the business; (2) an increase of $2.5 million related to consulting and third-party hosting costs to support the growth of the business and the increased customer demand for our portal services; (3) a $1.9 million charge recorded during the fourth quarter of fiscal 2011 representing the accumulation of stock compensation expense (grant date through March 31, 2011) associated with performance-based stock awards for which the performance target became probable of being met during the quarter (see note 18 of the consolidated financial statements included in this report); and (4) an increase of $1.8 million in amortization expense associated with deferred customer portal implementation costs and capitalized internal software costs. The increase in expense was partially offset by (1) a $3.4 million increase in the deferral of costs related to customer portal implementations for which the associated revenue and expense will be recognized in the future; and (2) a $750,000 reduction of expense that was recorded during the third and fourth quarters of fiscal 2011 reducing the DocSite contingent payment liability (see note 2 of the consolidated financial statements included in this report).

The increase in expenses for fiscal 2010 as compared to fiscal 2009 was primarily due to a $3.7 million increase in compensation and employee benefits as the segment continued to increase employee staffing levels to support the growth in revenue, partially offset by an increase in the deferral of costs related to customer portal implementations for which the associated revenue and expense will be recognized in the future.

CORPORATE AND OTHER EXPENSES

Administrative and general expenses consist primarily of costs associated with the corporate executive, finance, human resources, administrative, legal, communications and investor relations departments. In addition, administrative and general expenses include all facility-related costs, such as rent, building depreciation, maintenance and utilities, associated with our worldwide offices. Administrative and general expenses decreased $9.2 million or 5.6% during fiscal 2011 to $155.4 million from $164.6 million in fiscal 2010 and increased $16.6 million or 11.2% during fiscal 2010 from $148.0 million in fiscal 2009.

The decrease in expenses for fiscal 2011 as compared to fiscal 2010 was primarily due to (1) an increase of $4.3 million in rental income as we entered into a five year agreement to lease approximately 249,000 square feet of our Detroit, Michigan headquarters effective April 2010; (2) a reduction of $4.3 million in bonus expense; and (3) a reduction of $3.0 million in facility costs resulting from office consolidations in fiscal 2010 and fiscal 2011. The decrease in expenses was partially offset by a $1.6 million increase in travel costs and a $1.0 million increase in charitable contributions during fiscal 2011.

The increase in expenses for fiscal 2010 as compared to fiscal 2009 was primarily due to the following: (1) an increase in annual bonuses of $10.3 million; (2) an increase in expense of $8.6 million as foreign currency and hedging transactions resulted in a net loss of $2.2 million during fiscal 2010 compared to a net gain of $6.4 million in fiscal 2009; and (3) the effect of a gain of $5.6 million that was recorded during the first quarter of fiscal 2009 associated with a transaction that transitioned the employment of 170 of our professional services staff to a customer. The increase in expenses for fiscal 2010 was partially offset by reductions in compensation, employee benefits, travel, and facility costs of $9.3 million primarily due to the headcount reductions and facility closures that took place as part of restructuring actions.

Other income, net (“other income”) consists primarily of interest income realized from our cash and cash equivalents, interest earned on our financing receivables, settlement income and income generated from our investment in a partially owned company.

Settlement income relates to our settlement with IBM in March 2005 whereby IBM was committed to purchase software licenses and maintenance from the Company totaling $140 million over five years ending in fiscal 2010 ($20 million in fiscal 2006, $30 million in each of the following four years). The amount of the annual commitment not used to purchase software licenses and maintenance was recorded to other income.

Other income decreased $21.2 million or 82.7% during fiscal 2011 to $4.5 million from $25.7 million in fiscal 2010 and decreased $1.9 million or 6.7% during fiscal 2010 from $27.6 million in fiscal 2009. The decrease in other income from fiscal 2011 as compared to fiscal 2010 was primarily attributable to the financial provisions of the IBM settlement agreement expiring on March 31, 2010, therefore no settlement gain was recorded in fiscal 2011. We recorded an IBM settlement gain of $20.7 million in fiscal 2010 (see note 17 of the consolidated financial statements included in this report).

The decrease in other income from fiscal 2010 as compared to fiscal 2009 was primarily attributable to a $5.0 million decline in investment interest income resulting from lower interest rates during fiscal 2010, partially offset by a $2.8 million increase in the IBM settlement gain.

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements and net operating loss and credit carryforwards. The income tax provision was $47.3 million, $68.3 million and $73.1 million, respectively, in fiscal 2011, 2010 and 2009 representing an effective tax rate of 31%, 33% and 34%, respectively.

The decrease in the effective tax rate for fiscal 2011 as compared to fiscal 2010 was primarily due to an increase in tax credits realized during fiscal 2011 related to (1) the U.S. Research and Experimentation tax credit (“R&D credit”) including the impact of retroactively reinstating the credit to January 1, 2010; and (2) settlement of R&D credits related to fiscal 2007 through fiscal 2009 tax periods with the Internal Revenue Service.

The decrease in the effective tax rate for fiscal 2010 as compared to fiscal 2009 was primarily due to the release of valuation allowances related to Brownfield Redevelopment tax credit carryforward deferred tax assets that resulted in a tax benefit of $4.1 million.

On May 25, 2011, new legislation was enacted that amends the Income Tax Act to implement a comprehensive set of tax changes. One part of the legislation contains provisions that replace the current Michigan Business Tax (“MBT”) with a new corporate income tax. Certain credits allowed under the MBT, including the Brownfield Redevelopment tax credit, will continue to be effective, which will allow us to reduce our future tax liability for the duration of the carryforward period. Therefore, the valuation allowance currently associated with this deferred tax asset will be reversed. We anticipate that a $5.0 million reduction to our income tax provision will be recorded in the first quarter of fiscal 2012. The effective date of the legislation is January 1, 2012.

See note 14 of the consolidated financial statements included in this report for additional information regarding the difference between our effective tax rate and the statutory rate for fiscal 2011, 2010 and 2009.

RESTRUCTURING CHARGE

There were no restructuring actions taken during fiscal 2011 and at this time, there are no initiatives that require us to incur restructuring charges. However, unanticipated future conditions or events may require us to reassess the need for new restructuring initiatives. See note 9 to the consolidated financial statements for payment activity related to our restructuring accrual.

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

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 1 of the consolidated financial statements included in this report contains a summary of our significant accounting policies.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on facts and circumstances existing at March 31, 2011. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain.

Revenue Recognition – We generate revenue from licensing software products, providing maintenance and support services for those products, rendering web performance, professional (including product related services) and application services.

We provide software deliverables that include licensed software products, maintenance and professional services related to our software (“product related services”). We also provide non-software deliverables, such as professional services unrelated to our software (“professional services”), and web performance and application services where we grant the customer a right to use software but they do not have the right or capability to take possession of the software. For arrangements that contain both software and non-software deliverables (almost all of these arrangements combine software deliverables with web performance services), in accordance with ASC 605 “Revenue Recognition,” we split the arrangements between software and non-software deliverables using the following hierarchy: vendor specific objective evidence of fair value (“VSOE,” meaning price when sold separately) if available; third-party evidence if VSOE is not available; or best estimated selling price if neither VSOE nor third-party evidence is available. We currently are unable to establish VSOE or third-party evidence for our web performance services or software deliverables taken as a group. Therefore, we create our best estimate of selling price by evaluating renewal amounts included in a contract, if any, and prices of deliverables sold separately, taking into consideration geography, volume discounts, and transaction size.

Once we have allocated the arrangement between software deliverables and non-software deliverables, we recognize revenue as described below in the respective Product Revenue Recognition, Web Performance Services Fees and Professional and Application Services Fees sections.

In order for a transaction to be eligible for revenue recognition, the following revenue criteria must be met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. We evaluate collectibility based on past customer history, external credit ratings and payment terms within various customer agreements.

Product Revenue Recognition – We license software products using both perpetual and term (time-based) licenses, provide maintenance services and software related professional services. Our software related professional services do not require significant production, modification or customization of the licensed software product.

Assuming all revenue recognition criteria are met, perpetual license fee revenue is recognized upfront, using the residual method, under which the fair value of the undelivered elements (e.g., maintenance and software professional services) are deferred, based on VSOE of these elements. VSOE is based on rates charged for maintenance and software professional services when sold separately. Based on market conditions, we periodically change pricing methodologies for license, maintenance and software professional services. Changes in rates charged for stand-alone maintenance and software professional services could have an impact on how bundled revenue agreements are characterized as license, maintenance or software professional services or have an effect on the timing of revenue recognition in the future. Pricing modifications, if any, made during the years covered by this report have not had a significant impact on the timing or characterization of revenue recognized.

For revenue arrangements where there is a lack of VSOE for any undelivered elements, license fee revenue is deferred and recognized upon delivery of those elements or when VSOE can be established. When maintenance or services are the only undelivered elements, the license fee revenue is recognized on a ratable basis over the longer of the maintenance term or over the period in which the services are expected to be performed. Such transactions include time-based and unlimited capacity licenses as we do not sell maintenance separately and therefore cannot establish VSOE for these undelivered elements in these arrangements. These arrangements do not qualify for separate recognition of the software license fees, maintenance fees and as applicable, professional services fees under ASC 605. However, to comply with SEC Regulation S-X, Rule 5-03(b), which requires product, services and other categories of revenue to be displayed separately on the income statement, we separate the license fee, maintenance fee and professional services fee revenue based on its determination of fair value. We apply our VSOE for maintenance related to perpetual license transactions and stand alone services arrangements as a reasonable and consistent approximation of fair value to separate license fee, maintenance fee and professional services fee revenue for income statement classification purposes.

We allow customers to have installment payment terms in our arrangements and generally, revenues from these transactions are recognized in the same manner as those requiring current payment. This is because we have an established business practice of offering installment payment terms to customers and have a history of successfully enforcing original payment terms without making concessions. However, because a significant portion of our license fee revenue is earned in connection with installment sales, changes in our customer collection experience, future economic conditions or technological developments could adversely affect our ability to immediately record license fees for these types of transactions and/or limit our ability to collect these receivables.  When the license portion is paid over a number of years, the license portion of the payment stream is discounted to its net present value. Interest income is recognized over the payment term. The maintenance revenue associated with all sales is deferred and is recognized over the applicable maintenance period.

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

Our application services fees are combined with professional services fees in our consolidated statement of operations and consist of fees for our on-demand software and other services. The arrangements do not provide customers the right to take possession of the software at any time, nor do the arrangements contain rights of return. Many of our application service fee contracts include a one-time project (one-time) fee and then ongoing SaaS operations (recurring) fees for the project. The one time fees do not qualify as a separate element of accounting as we are the only vendor to provide these services. Therefore, revenue associated with the one-time fees is recognized over the expected service period as the customer derives value from the recurring fees, consistent with the proportional performance method.  The recurring fees are deferred upon contract execution and are recognized ratably over the term of the software as a service contract.

Unforeseen events that result in additional time or costs being required to complete our fixed-price or customer’s structure setup projects could affect the timing of revenue recognition for the balance of the project as well as services margins going forward, and could have a negative effect on our results of operations.

Capitalized Software – We follow the guidance of ASC 985-20 “Costs of Software to be Sold, Leased, or Marketed” when capitalizing development costs associated with our software products and ASC 350-40 “Internal Use Software” when capitalizing development costs associated with our web performance services and application services networks. The cost of purchased and internally developed software technology is capitalized and stated at the lower of unamortized cost or expected net realizable value. We compute annual amortization using the straight-line method over the remaining estimated economic life of the software technology which is generally three to five years. Software is subject to rapid technological obsolescence and future revenue estimates supporting the capitalized software cost can be negatively affected based upon competitive products, services and pricing. Such adverse developments could reduce the estimated net realizable value of our capitalized software and could result in impairment or a shorter estimated life. Such events would require us to take a charge in the period in which the event occurs or to increase the amortization expense in future periods and would have a negative effect on our results of operations. At a minimum, we review for impairments each balance sheet date.

Impairment of Goodwill and Other Intangible Assets – We are required to assess the impairment of goodwill and other intangible assets annually, or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value.

The performance test involves a two-step process. Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We measure the fair value of reporting units and other intangible assets using an estimate of the related discounted cash flow and market comparable valuations, where appropriate. The discounted cash flow approach uses significant assumptions, including projected future cash flows, the discount rate reflecting the risk inherent in future cash flows, and a terminal growth rate. The key assumptions in the market comparable value analysis are peer group selection and application of this peer group to the respective reporting unit. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs Step 2 of the goodwill impairment test to determine the amount of impairment loss by comparing the implied fair value of the respective reporting unit’s goodwill with the carrying amount of that goodwill. Under such evaluation, if the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the impairment loss is recognized as an operating expense in an amount equal to that excess. There is a high degree of judgment regarding management’s forecast for the reporting units as market developments for both customers and competitors can affect actual results. There can also be uncertainty regarding management’s selection of peer companies as an exact match of peer companies is unlikely to exist.

Changes in any of these estimates and assumptions, and unknown future events or circumstances (e.g., economic conditions or technological developments), could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge.

At March 31, 2011, our software products, web performance services and application services reporting units did not fail Step 1 of our goodwill impairment analysis. Our professional services reporting unit, with a goodwill balance of $141.8 million, was the only reporting unit where the estimated fair value was not substantially in excess of the carrying value, as the fair value exceeded the carrying value by approximately 12% at March 31, 2011.

The events and circumstances that could affect our key assumptions for the professional services reporting unit and the analysis of fair value include the following:

•	Our ability to achieve sales productivity at a level to achieve the profitability in the forecast period.
•	Failure of our billable staff to meet their utilization or rate targets.
•	Our ability to hire and retain sales, technology and management personnel.
•	Future negative changes in the worldwide economies.
•	Increased competition and pricing pressures within the professional services market.

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

For additional information regarding these matters see note 14 of the consolidated financial statements included in this report. Changes in estimates of projected future operating results or in assumptions regarding our ability to generate future taxable income during the periods in which temporary differences are deductible could result in significant changes to these liabilities and, therefore, to our net income.

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

Stock-Based Compensation - We measure compensation expense for stock awards in accordance with ASC 718-10 “Share-Based Payment.” Stock award compensation costs, net of an estimated forfeiture rate (approximately 10%), are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of five years.

The fair value of stock options was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for fiscal 2011: risk-free interest rate – 2.43%, volatility factor – 42.08% and expected option life – 6.1 years (dividend yield is not a factor as we have never issued cash dividends and do not anticipate issuing cash dividends in the future). The weighted average grant date fair value of option shares granted in fiscal 2011 was $4.16 per option share.

If we increase the assumptions for the risk-free interest rate and the volatility factor by 50 percent in order to create a maximum compensation expense scenario, the fair value of stock options granted in fiscal 2011 would increase 39 percent. If the Company decreased its assumptions for the risk-free interest rate and the volatility factor by 50 percent to create a minimum compensation expense scenario, the fair value of stock options granted in fiscal 2011 would decrease 47 percent.

Other – Other accounting policies, although not generally subject to the same level of estimation as those discussed above, are nonetheless important to an understanding of the financial statements. Many assets, liabilities, revenue and expenses require some degree of estimation or judgment in determining the appropriate accounting.

Liquidity and Capital Resources

As of March 31, 2011, 2010 and 2009, cash and cash equivalents and investments totaled approximately $180.2 million, $149.9 million and $278.1 million, respectively.

Fiscal 2011 compared to Fiscal 2010

Net cash provided by operating activities

Net cash provided by operating activities during fiscal 2011 was $160.0 million, a decrease of $66.3 million from fiscal 2010. The decrease was primarily due to a reduction in customer cash collections of $64 million as our strategy to exit low margin professional services engagements has reduced our cash collections related to professional services during 2010 and 2011, and the decline in our mainframe product revenue. The decrease in cash was further impacted by an increase in employee bonus and commission payments of approximately $31 million during fiscal 2011. The decrease was partially offset by a $28 million decline in income taxes paid to taxing authorities due to the decline in pre-tax net income in fiscal 2011 as compared to fiscal 2010 and an increase in rental income receipts and reductions in building rent payments during fiscal 2011.

The consolidated statements of cash flows included in this report compute net cash from operating activities using the indirect cash flow method. Therefore non-cash adjustments and net changes in assets and liabilities (net of effects from acquisitions, the divestiture and currency fluctuations) are adjusted from net income to derive net cash from operating activities.

Changes in accounts receivable and deferred revenue have typically had the largest impact on the reconciliation of net income to compute cash flows from operating activities as we allow for deferred payment terms on multi-year products contracts. The decrease in the net change of accounts receivable was $48.4 million and primarily relates to the timing of billings from multi-year product arrangements during fiscal 2011 compared to fiscal 2010. The decrease in the net change of deferred revenue was $54.0 million and primarily relates to the decline in mainframe license and maintenance contracts.

The other significant changes in our reconciliation of net income to derive net cash from operating activities during fiscal 2011 as compared to fiscal 2010 were as follows: (1) the adjustment to net income of $52.4 million resulting from the gain relating to the Quality Divestiture during the first quarter of 2010 (the proceeds from the sale were recorded to investing activities); (2) the change in accounts payable and accrued expense balances decreased cash flow from operating activities by $15.4 million, and was primarily a result of the increase in employee bonus payments during the first quarter of 2011 that were accrued for at March 31, 2010; and (3) the change in deferred income taxes which increased cash provided by operating activities by $10.7 million primarily due to timing differences resulting from increases in capitalized internal software costs and deferred portal customer implementation costs.

We believe our existing cash resources and cash flow from operations will be sufficient to meet operating cash needs for the foreseeable future.

Net cash used in investing activities

Net cash used in investing activities during fiscal 2011 was $52.8 million, a decrease of $186.0 million from fiscal 2010.

The primary reason for the decrease was the decline in cash used for acquisitions. We acquired Gomez in fiscal 2010 for $284.4 million compared to $18.2 million used for acquisitions during fiscal 2011. The decrease was partially offset by the receipt of $65.0 million from the Quality Divestiture during the first quarter of fiscal 2010.

During fiscal 2011 and fiscal 2010, capital expenditures for property and equipment and capitalized research and software development totaled $34.6 million and $19.4 million, respectively, with $9.5 million of the increase due primarily to computer and network equipment purchases and $5.8 million of the increase due to increases in capitalized internal software costs related to our software products and web performance services network. Capital expenditures were funded with cash flows from operations.

We will continue to evaluate business acquisition opportunities that fit our strategic plans. If the cash consideration for an acquisition or combination of acquisitions were to exceed our operating cash balance needs, we would likely utilize our credit facility and may need to seek additional financing.

Net cash used in financing activities

Net cash used in financing activities during fiscal 2011 was $81.6 million, a decrease of $43.6 million from fiscal 2010.

The decrease was primarily due to a $74.9 million increase in cash receipts from employees exercising stock options primarily related to a broad based stock option grant (“BBSO grant”) that expired in April 2011. During the second half of fiscal 2011, our stock price exceeded the exercise price of this BBSO grant causing an increase in stock option exercise activity. This decrease was partially offset by an increase in common stock repurchases of $31.6 million during fiscal 2011 as compared to fiscal 2010.

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

During fiscal 2011, we repurchased under the Discretionary Plan approximately 16.9 million shares of our common stock at an average price of $9.52 per share for a total cost of $161.2 million. As of March 31, 2011, approximately $242.7 million remains authorized for future purchases under the Discretionary Plan.

We intend to continue repurchasing shares under the Discretionary Plan, funded primarily through our operating cash flow and, if needed, funds from our credit facility. Our long-term goal is to reduce our outstanding common share count to approximately 200 million shares, though we may adjust our goals based on our cash position and market conditions. We reserve the right to change the timing and volume of our repurchases at any time without notice (see Part II Item 5 for additional information regarding our Discretionary Plan). Our standard quarterly black-out period commences 10 business days prior to the end of each quarter and terminates one full market day following the public release of our operating results for the period.

The Company has a credit facility with Comerica Bank and other lenders to provide leverage for the Company if needed. The credit facility provides for a revolving line of credit in the amount of $150 million and expires on November 1, 2012. The credit facility also permits us to increase the facility by an additional $150 million, subject to receiving further commitments from lenders and certain other conditions. The credit facility also limits borrowing outside of the facility to $250 million. We did not borrow against our credit facility during fiscal 2011. See note 10 of the consolidated financial statements included in this report for further discussion of the credit facility.

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

The other significant changes in our reconciliation of net income to derive net cash from operating activities during fiscal 2010 as compared to fiscal 2009 were as follows: (1) the adjustment to net income of $52.4 million resulting from the gain on divestiture of our Quality and DevPartner product lines (the proceeds from the sale were recorded to investing activities); and (2) the change in accounts payable and accrued expense balances increasing cash flow from operating activities by $28.6 million primarily due to the changes in our bonus and commission accruals which increased from March 31, 2009 to March 31, 2010.

As of March 31, 2010, we had $2.8 million accrued for restructuring actions (see note 9 of the consolidated financial statements included in this report).

Net cash used in investing activities

Net cash used in investing activities during fiscal 2010 was $238.8 million, an increase of $276.0 million from fiscal 2009.

The increase in cash used was primarily due to the acquisition of Gomez in fiscal 2010 for $284.4 million in cash (net of cash acquired). The purchase was funded from our existing cash resources and borrowings of $15.0 million under the credit facility, which was subsequently repaid during fiscal 2010. The increase in cash used in investing activities was further impacted by a $70.2 million decline in the amount of investments liquidated as all our investments were sold in fiscal 2009. The increase in cash used in investing activities was partially offset by net proceeds of $65.0 million received from the Quality Divestiture during fiscal 2010.

During fiscal 2010 and fiscal 2009, capital expenditures for property and equipment and capitalized research and software development totaled $19.4 million and $33.0 million, respectively, and were funded with cash flows from operations. The decline in capital expenditures for fiscal 2010 as compared to fiscal 2009 was primarily due to a lower investment in equipment of $8.3 million and a decline in capitalized internal software costs of $5.3 million.

Net cash used in financing activities

Net cash used in financing activities during fiscal 2010 was $125.3 million, a decrease of $66.6 million from fiscal 2009.

The decrease in cash used in financing activities was primarily due to a $73.1 million reduction in the amount of common stock repurchased in fiscal 2010 as compared to fiscal 2009. The decrease in cash used in financing activities was partially offset by a $5.8 million reduction in cash received from employee exercises of stock options during fiscal 2010 compared to fiscal 2009.

During fiscal 2010, we repurchased approximately 17.9 million shares of our common stock at an average price of $7.41 per share for a total cost of $132.9 million.

Recently Issued Accounting Pronouncements

See note 1 of the consolidated financial statements included in this report for recently issued accounting pronouncements that could affect the Company.

Contractual Obligations

The following table summarizes our payments under contractual obligations as of March 31, 2011 (in thousands):

	Payment Due by Period as of March 31,
							2017 and
	Total	2012	2013	2014	2015	2016	Thereafter
Contractual obligations:
Operating leases	$262,048	$21,016	$16,013	$13,649	$9,400	$6,098	$195,872
Other	9,750	6,250	2,550	450	250	250
Total	$271,798	$27,266	$18,563	$14,099	$9,650	$6,348	$195,872

”Other” includes commitments under various advertising and charitable contribution agreements totaling $9.2 million and $600,000, respectively, at March 31, 2011. There are no long term debt obligations, capital lease obligations or purchase obligations.

We anticipate tax settlements of $16.0 million with certain taxing authorities of which $122,000 is expected to be settled in the upcoming twelve months (as discussed in note 14 of the consolidated financial statements included in this report). We are not able to reasonably estimate in which future periods the remaining amount of $15.9 million will ultimately be settled. These settlements are not included in the Contractual Obligations table above.

Off-Balance Sheet Arrangements

We currently do not have any off balance sheet or non-consolidated special purpose entity arrangements as defined by the applicable SEC rules.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates.  We believe that we take the necessary steps to manage the potential impact of interest rate and foreign exchange exposures on our financial position and operating performance. We do not use derivative financial instruments or forward foreign exchange contracts for investment, speculative or trading purposes. Immediate changes in interest rates and foreign currency rates discussed in the following paragraphs are hypothetical rate scenarios used to calibrate risk and do not currently represent management’s view of future market developments. A discussion of our accounting policies for derivative instruments is included in note 1 of the consolidated financial statements included in this report.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our cash investments and installment receivables. Derivative financial instruments are not a part of our investment strategy. Cash investments are placed with high quality issuers to preserve invested funds by limiting default and market risk.

Our investment portfolio consists of cash investments that have a cost basis and fair value totaling $180.2 million as of March 31, 2011. The average interest rate and average tax equivalent interest rate were 0.30% as of March 31, 2011. These investments will mature within the next three months.

We offer financing arrangements with installment payment terms in connection with our multi-year software sales. Installment accounts are generally receivable over a two to five year period. As of March 31, 2011, non-current accounts receivable amounted to $206.9 million, of which approximately $127.0 million, $54.6 million, $22.8 million, $2.2 million and $304,000 are due in fiscal 2013 through fiscal 2017, respectively. The fair value of non-current accounts receivable is estimated by discounting the future cash flows using the current rate at which the Company would finance a similar transaction. At March 31, 2011, the fair value of such receivables is approximately $206.8 million. Each 100 basis point increase in interest rates would have an associated $751,000 negative impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2011. Each 100 basis point decrease in interest rates would have an associated $537,000 positive impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2011. At March 31, 2010, the fair value of such receivables was approximately $222.8 million. Each 100 basis point increase in interest rates would have had an associated $200,000 negative impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2010. Each 100 basis point decrease in interest rates would have an associated $1.0 million positive impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2010. A change in interest rates will have no impact on cash flows or net income associated with non-current accounts receivable.

Foreign Currency Risk

We are exposed to foreign exchange rate risks related to assets and liabilities that are denominated in non-local currency and current inter-company balances due to and from our foreign subsidiaries. We enter into foreign currency forward contracts to sell or buy currencies with the intent of mitigating foreign exchange rate risks related to these balances. We do not currently hedge currency risk related to anticipated revenue or expenses denominated in foreign currency. All foreign exchange derivatives are recognized on the consolidated balance sheets at fair value (see note 4 of the consolidated financial statements). Gains and losses on forward foreign exchange contracts are recognized in income, offsetting foreign exchange gains or losses on the foreign balances being hedged.

At March 31, 2011, we performed a sensitivity analysis to assess the potential loss that a 10% positive or negative change in foreign currency exchange rates would have on our income from operations. Based upon the analysis performed, we believe such a change would not materially affect our consolidated financial position, results of operations or cash flows.

The table below provides information about our foreign exchange forward contracts at March 31, 2011. The table presents the value of the contracts in U.S. dollars at the contract maturity date and the fair value of the contracts at March 31, 2011 (dollars in thousands):

					Fair
	Contract	Maturity	Contract	Forward Position in	Value at March 31,
	date	date	Rate	U.S. Dollars	2011
Forward Sales
Australia Dollar	March 31, 2011	April 29, 2011	0.9744	$2,258	$2,276
Mexico Peso	March 31, 2011	April 29, 2011	11.9975	1,084	1,093
				$3,342	$3,369

Forward Purchases
Hong Kong Dollar	March 31, 2011	April 29, 2011	7.7760	$1,125	$1,125
Pounds Sterling	March 31, 2011	April 29, 2011	0.6217	3,016	3,008
Singapore Dollar	March 31, 2011	April 29, 2011	1.2566	1,572	1,567
				$5,713	$5,700

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Compuware Corporation
Detroit, Michigan

We have audited the accompanying consolidated balance sheets of Compuware Corporation and subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Compuware Corporation and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 27, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Detroit, Michigan
May 27, 2011

COMPUWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND 2010
(In Thousands, Except Share Data)

ASSETS	Notes	2011	2010

CURRENT ASSETS:
Cash and cash equivalents		$180,244	$149,897
Accounts receivable, net		474,479	456,504
Deferred tax asset, net	14	40,756	46,286
Income taxes refundable		6,815	6,160
Prepaid expenses and other current assets		40,446	46,434

Total current assets		742,740	705,281

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	2,6	333,166	341,696

CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	2,8	83,001	84,755

OTHER:
Accounts receivable		206,887	222,344
Goodwill	2,8	607,765	591,870
Deferred tax asset, net	14	35,754	38,969
Other assets	7	29,064	28,410

Total other assets		879,470	881,593

TOTAL ASSETS		$2,038,377	$2,013,325

LIABILITIES AND SHAREHOLDERS' EQUITY	Notes	2011	2010

CURRENT LIABILITIES:
Accounts payable		$18,931	$15,713
Accrued expenses	9	69,286	68,497
Accrued bonuses and commissions		35,956	42,235
Income taxes payable		12,286	16,314
Deferred revenue		462,376	469,834

Total current liabilities		598,835	612,593

DEFERRED REVENUE		393,780	398,515

ACCRUED EXPENSES	9	28,016	33,193

DEFERRED TAX LIABILITY, NET	14	65,134	55,211

Total liabilities		1,085,765	1,099,512

COMMITMENTS AND CONTINGENCIES	17

SHAREHOLDERS' EQUITY:
Preferred stock, no par value - authorized 5,000,000 shares	11
Common stock, $.01 par value - authorized 1,600,000,000 shares; issued and outstanding 217,720,539 and 224,982,171 shares in 2011 and 2010, respectively	11,18	2,177	2,250
Additional paid-in capital		654,109	606,484
Retained earnings		297,067	305,441
Accumulated other comprehensive loss		(741)	(362)

Total shareholders' equity		952,612	913,813

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$2,038,377	$2,013,325

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED MARCH 31, 2011, 2010 and 2009 (In Thousands, Except Per Share Data)

	Notes	2011	2010	2009
REVENUES:
Software license fees		$194,745	$194,504	$219,634
Maintenance and subscription fees		486,958	456,343	479,480
Professional services fees		247,227	241,332	391,341

Total revenues		928,930	892,179	1,090,455

OPERATING EXPENSES:
Cost of software license fees		14,216	15,430	24,491
Cost of maintenance and subscription fees		57,949	42,555	41,877
Cost of professional services		216,950	216,861	368,030
Technology development and support		90,330	91,245	86,453
Sales and marketing		243,771	222,447	226,408
Administrative and general		155,400	164,633	148,019
Restructuring costs	9		7,960	10,037
Gain on divestiture of product lines	3		(52,351)

Total operating expenses		778,616	708,780	905,315

INCOME FROM OPERATIONS		150,314	183,399	185,140

OTHER INCOME (EXPENSE)
Interest income		4,456	4,970	10,776
Settlement	17		20,734	17,943
Other, net	7	6	17	(1,138)

Other income, net		4,462	25,721	27,581

INCOME BEFORE INCOME TAXES		154,776	209,120	212,721

INCOME TAX PROVISION	14	47,335	68,314	73,074

NET INCOME		$107,441	$140,806	$139,647

Basic earnings per share	13	$0.49	$0.61	$0.56

Diluted earnings per share	13	$0.48	$0.60	$0.55

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME YEARS ENDED MARCH 31, 2011, 2010 and 2009 (In Thousands, Except Share Data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders	Comprehensive
	Shares	Amount	Capital	Earnings	Income/(Loss)	Equity	Income
BALANCE AT APRIL 1, 2008	261,638,483	2,616	643,544	261,754	19,117	927,031
Net income				139,647		139,647	$139,647
Foreign currency translation, net of tax					(19,739)	(19,739)	(19,739)
Comprehensive income							$119,908
Issuance of common stock and related tax benefit	404,567	4	3,092			3,096
Repurchase of common stock	(21,586,560)	(216)	(54,322)	(151,504)		(206,042)
Acquisition tax benefits			5,059			5,059
Exercise of employee stock options and related tax benefit (Note 18)	1,342,003	14	11,114			11,128
Stock awards compensation			15,637			15,637
Director phantom stock conversion (Note 18)			4,831			4,831
BALANCE AT MARCH 31, 2009	241,798,493	2,418	628,955	249,897	(622)	880,648
Net income				140,806		140,806	$140,806
Foreign currency translation, net of tax					260	260	260
Comprehensive income							$141,066
Issuance of common stock and related tax benefit	316,218	3	2,235			2,238
Repurchase of common stock	(17,944,859)	(179)	(47,500)	(85,262)		(132,941)
Acquisition tax benefits			880			880
Exercise of employee stock options and related tax benefit (Note 18)	812,319	8	4,470			4,478
Stock awards compensation			17,444			17,444
BALANCE AT MARCH 31, 2010	224,982,171	$2,250	$606,484	$305,441	$(362)	$913,813
Net income				107,441		107,441	$107,441
Foreign currency translation, net of tax					(379)	(379)	(379)
Comprehensive income							$107,062
Issuance of common stock and related tax benefit	291,800	3	2,504			2,507
Repurchase of common stock	(17,243,502)	(173)	(48,527)	(115,815)		(164,515)
Exercise/release of employee stock awards and related tax benefit (Note 18)	9,690,070	97	74,880			74,977
Stock awards compensation			18,768			18,768
BALANCE AT MARCH 31, 2011	217,720,539	$2,177	$654,109	$297,067	$(741)	$952,612

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED MARCH 31, 2011, 2010 and 2009 (In Thousands)

	2011	2010	2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$107,441	$140,806	$139,647
Adjustments to reconcile net income to cash provided by operations:
Gain on divestiture of product lines		(52,351)
Depreciation and amortization	50,332	44,997	53,129
Asset impairments		1,567	662
Acquisition tax benefits		880	5,059
Stock award compensation	18,768	17,444	15,637
Deferred income taxes	22,874	12,141	4,986
Other	610	362	413
Net change in assets and liabilities, net of effects from acquisitions, divestiture and currency fluctuations:
Accounts receivable	16,119	64,487	17,853
Prepaid expenses and other current assets	5,280	(4,470)	3,555
Other assets	2,656	(2,666)	(3,641)
Accounts payable and accrued expenses	(16,409)	(1,040)	(29,623)
Deferred revenue	(36,569)	17,455	4,015
Income taxes	(11,066)	(13,300)	20,316
Net cash provided by operating activities	160,036	226,312	232,008

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of:
Businesses, net of cash acquired	(18,165)	(284,393)
Property and equipment	(19,073)	(9,576)	(17,943)
Capitalized software	(15,531)	(9,778)	(15,072)
Net proceeds from divestiture of product lines		64,992
Investment proceeds			70,212
Net cash provided by (used in) investing activities	(52,769)	(238,755)	37,197

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from borrowings on credit facility		51,000
Payment on credit facility		(51,000)
Net proceeds from exercise of stock options and excess tax benefits	80,366	5,475	11,237
Employee contribution to common stock purchase plans	2,504	2,215	2,986
Repurchase of common stock	(164,515)	(132,941)	(206,042)
Net cash used in financing activities	(81,645)	(125,251)	(191,819)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,725	9,479	(15,217)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,347	(128,215)	62,169

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	149,897	278,112	215,943

CASH AND CASH EQUIVALENTS AT END OF YEAR	$180,244	$149,897	$278,112

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Cashless exercise of stock options	$31,130	$-	$-

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2011, 2010 and 2009

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Compuware Corporation (the “Company”, “Compuware”, “we”, “our” and “us”) delivers services, software and best practices that enable organizations’ most important technologies to perform at their peak. The Company’s software products consist of four major families: Mainframe, Vantage, Changepoint and Uniface; all of which are primarily intended for use by IT organizations and IT service providers. In addition, the Company offers a broad range of web application performance management services, professional services and application services.

The Company’s web application performance management services (“web performance services”), which are marketed under the brand name “Gomez”, are used by enterprises to test and monitor the performance, availability and quality of their web and mobile applications, while in development and after deployment.

The Company’s professional services provide clients with a broad range of IT services for mainframe, distributed and mobile environments. Our professional services group also offers implementation, consulting and training services in tandem with the Company’s product offerings which are referred to as product related services.

The Company’s application services, which are marketed under the brand name “Covisint”, use business-to-business applications to integrate vital business information and processes between partners, customers and suppliers.

Application services and web performance services are delivered through SaaS platforms referred to as the application services network and the web performance services network. These networks are independent from each other and deliver their services to customers entirely through on-demand, hosted technology in which a single instance of the software serves all customers.

Our products and services are offered worldwide across a broad spectrum of technologies, including mainframe, distributed and Internet platforms.

Basis of Presentation

The consolidated financial statements include the accounts of Compuware and its wholly owned subsidiaries after elimination of all intercompany balances and transactions. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders’ equity and the disclosure of contingencies at March 31, 2011 and 2010 and the results of operations for the years ended March 31, 2011, 2010 and 2009. While management has based their assumptions and estimates on the facts and circumstances existing at March 31, 2011, final amounts may differ from estimates.

Revenue Recognition

The Company derives its revenue from licensing software products, providing maintenance and support services for those products and rendering web performance, professional (including product related professional), and application services.

We sometimes enter into arrangements that include both software related deliverables (licensed software products, maintenance services and software related professional services) and non-software deliverables (web performance services, application services or professional services unrelated to our software products). Our web performance services and application services do not qualify as software deliverables because our license grant does not allow the customer the right or capability to take possession of the software. For arrangements that contain both software and non-software deliverables (almost all of these arrangements combine software deliverables with web performance services), in accordance with ASC 605 “Revenue Recognition,” we split the arrangements using the following hierarchy: vendor specific objective evidence of fair value (“VSOE,” meaning price when sold separately) if available; third-party evidence if VSOE is not available; or best estimated selling price if neither VSOE nor third-party evidence is available. We currently are unable to establish VSOE or third-party evidence for our web performance services or software deliverables taken as a group. Therefore, we create our best estimate of selling price by evaluating renewal amounts included in a contract, if any, and prices of deliverables sold separately, taking into consideration geography, volume discounts, and transaction size.

Once we have allocated the arrangement between software deliverables and non-software deliverables, we recognize revenue as described in the respective software license fee, maintenance and subscription, and professional services fees sections.

In order for a transaction to be eligible for revenue recognition, the following revenue criteria must be met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. We evaluate collectibility based on past customer history, external credit ratings and payment terms within various customer agreements.

Software license fees

The Company's software license agreements provide its customers with a right to use its software perpetually (perpetual licenses) or during a defined term (time-based licenses).

Assuming all revenue recognition criteria are met, perpetual license fee revenue is recognized using the residual method, under which the fair value, based on VSOE, of all undelivered elements of the agreement (i.e., maintenance and software related professional services) is deferred. VSOE is based on rates charged for maintenance and professional services when sold separately. The remaining portion of the fee is recognized as license fee revenue upon delivery of the products.

For revenue arrangements where there is a lack of VSOE for any undelivered elements, license fee revenue is deferred and recognized upon delivery of those elements or when VSOE can be established. When maintenance or software related professional services are the only undelivered elements, the license fee revenue is recognized on a ratable basis over the longer of the maintenance term or the period in which the software related professional services are expected to be performed. Such transactions include time-based licenses and certain unlimited capacity licenses as the Company does not sell maintenance for these separately and therefore cannot establish VSOE for the undelivered elements in these arrangements. In order to comply with SEC Regulation S-X, Rule 5-03(b), which requires product, services and other categories of revenue to be displayed separately on the income statement, the Company separates the license fee, maintenance fee and software related professional services fee (which is included in professional services fees) associated with these types of arrangements based on its determination of fair value. The Company applies its VSOE for maintenance related to perpetual license transactions and stand alone software related professional services arrangements as a reasonable and consistent approximation of fair value to separate license fee, maintenance fee and software related professional services fee revenue for income statement classification purposes.

The Company offers flexibility to customers purchasing licenses for its products and related maintenance. Terms of these transactions range from standard perpetual license sales that include one year of maintenance to large multi-year (generally two to five years), multi-product contracts. The Company allows deferred payment terms on contracts, with installments collectible over the term of the contract. Based on the Company’s successful collection history for deferred payments, license fees (net of any finance fees) are generally recognized as revenue as discussed above. In certain transactions where it cannot be concluded that the fee is fixed or determinable due to the nature of the deferred payment terms, the Company recognizes revenue as payments become due. Financing fees are recognized as interest income over the term of the receivable and amounted to $1.5 million, $2.0 million and $2.8 million for fiscal 2011, 2010 and 2009, respectively.

At March 31, 2011, current accounts receivable includes installments on multi-year contracts totaling $253.3 million due in fiscal 2012. Non-current accounts receivable at March 31, 2011 amounted to $206.9 million, of which approximately $127.0 million, $54.6 million, $22.8 million, $2.2 million and $304,000 are due in fiscal 2013 through fiscal 2017, respectively.

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

Professional services fees

The Company provides a broad range of IT services for mainframe, distributed and mobile environments, including mobile computing application development and integration, package software customization, cloud computing consulting, development and integration of legacy systems, IT portfolio management services, enterprise legacy modernization services and application performance management. The Company also offers implementation, consulting and training services in tandem with the Company’s product solutions offerings, which are referred to as product related services.

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

Our application services fees are combined with professional services fees in our consolidated statement of operations and consist of fees for our on-demand software and other services. The arrangements do not provide customers the right to take possession of the software at any time, nor do the arrangements contain rights of return. Many of our application service fee contracts include a project (one-time) fee and then ongoing SaaS operations (recurring) fees for the project. The one time fees do not qualify as a separate element of accounting as we are the only vendor to provide these services. Therefore, revenue associated the one-time fees is recognized over the expected service period as the customer derives value from the recurring fees, consistent with the proportional performance method. The recurring fees are deferred upon contract execution and are recognized ratably over the term of the software as a service contract.

Deferred revenue

Deferred revenue consists primarily of billed and unbilled maintenance fees related to the future service period of maintenance agreements in effect at the reporting date. Deferred license, subscription and professional service fees are also included in deferred revenue for those arrangements that are being recognized on a ratable basis. Sales commission costs that directly relate to revenue transactions that are deferred are recorded as “prepaid expenses and other current assets” or non-current “other assets”, as applicable, in the consolidated balance sheets and recognized as “Sales and marketing” expenses in the consolidated statements of operations over the revenue recognition period of the related customer contracts. Long term deferred revenue at March 31, 2011 amounted to $393.8 million, of which approximately $212.4 million, $109.7 million, $48.3 million, $19.7 million and $3.7 million are expected to be recognized during fiscal 2013 through fiscal 2017, respectively.

Collection and remittance of taxes

The Company records the collection of taxes from customers and the remittance of these taxes to governmental authorities on a net basis in its consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company’s financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and trade receivables. The Company has cash investment policies which, among other things, limit investments to investment-grade securities. The Company performs ongoing credit evaluations of its customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography and by industry, of the customer base.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. We use an internal risk rating system to determine a customer's credit risk. This process considers the payment status of the receivable, collection and loss experience associated with other outstanding and previously paid account receivable balances, discussions with the customer, the risk environment of our geographic operations and review of public financial information if available. A receivable is designated a pass rating if no issues are identified during the process, otherwise a watch rating is designated. The allowance is reviewed and adjusted based on the Company’s best estimates.

Changes in the allowance for doubtful accounts balance for the years ended March 31, 2011, 2010 and 2009 were as follows (in thousands):

Balance at April 1, 2008	$6,429
Increase in allowance charged against income	2,747
Accounts charged against the allowance (1)	(1,750)
Balance at March 31, 2009	7,426
Increase in allowance primarily from acquisition	1,034
Accounts charged against the allowance (1)	(2,462)
Balance at March 31, 2010	5,998
Increase in allowance charged against income	717
Accounts charged against the allowance (1)	(937)
Balance at March 31, 2011	$5,778

(1)	Write-offs related primarily to accounts deemed uncollectible and maintenance and subscription cancellations.

Property and Equipment

The Company states property and equipment at the lower of cost or fair value for impaired assets. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, which are generally estimated to be 40 years for buildings and three to ten years for furniture and fixtures, computer equipment and software. Leasehold improvements are amortized over the term of the lease, or the estimated life of the improvement, whichever period is less.

Capitalized Software

The Company’s capitalized software includes the costs of internally developed software technology and software technology purchased through acquisitions and is stated at the lower of unamortized cost or net realizable value.

Our internally developed software technology consists of development costs associated with software products to be sold (“software products”) and internal use software associated with our web performance services and application services networks.

We begin capitalizing development costs associated with our software products when technological feasibility of the product is established. For our internal use software, capitalization begins during the application development stage. Capitalized costs associated with our software products and web performance services network are recorded within the consolidated statement of operations against “technology, development and support” expense and “cost of professional services” for the application services network.

The amortization of capitalized software technology is computed on a project-by-project basis. The annual amortization is the greater of the amount computed using (a) the ratio of current gross revenues compared with the total of current and anticipated future revenues for the software technology or (b) the straight-line method over the remaining estimated economic life of the software technology, including the period being reported on. Amortization begins when the software technology is available for general release to customers. The amortization period for capitalized software is generally three to five years. Amortization of capitalized software technology is recorded as follows in the consolidated statement of operations: (1) software product amortization is recorded to “cost of license fees”; (2) web performance services network amortization is recorded to “cost of maintenance and subscription fees”; and (3) application services network amortization is recorded to “cost of professional services”.

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

Research and development

Research and development (“R&D”) costs include primarily the cost of programming personnel and amounted to $69.2 million, $65.8 million and $64.3 million, respectively, during fiscal 2011, 2010 and 2009 of which $15.5 million, $9.8 million and $15.1 million, respectively, was capitalized for internally developed software technology. R&D costs related to our software products and web performance services network in the consolidated statements of operations are reported as “technology development and support” and for our application services network, the costs are reported as “cost of professional services”.

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are tested for impairment annually at March 31 or more frequently if management believes indicators of impairment exist. With respect to goodwill, carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired goodwill is reduced to fair value. The impairment test involves a two-step process with Step 1 comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs Step 2 of the goodwill impairment test to determine the amount of impairment loss by comparing the implied fair value of the respective reporting unit’s goodwill with the carrying amount of that goodwill.

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

Stock-Based Compensation

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

The following is the average fair value per share estimated on the date of grant and the assumptions used for each option granted during fiscal 2011, 2010 and 2009:

	Year Ended March 31,
	2011	2010	2009
Expected volatility	42.08%	43.94%	54.17%
Risk-free interest rate	2.43%	2.85%	3.23%
Expected lives at date of grant (in years)	6.1	6.3	6.3
Weighted average fair value of the options granted	$4.16	$3.54	$4.27

The Company measures the grant date fair value of restricted stock units using the Company’s closing common stock price on the trading date immediately preceding the grant date.

See note 18 for additional information regarding our stock-based compensation including the impact on net income during the reported periods.

Recently Issued Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The ASU requires enhanced disclosures about the credit quality of financing receivables and the allowance for credit losses; including disclosures regarding credit quality indicators, past due information, and modifications of original terms. The requirements of this ASU were adopted during our quarter ended December 31, 2010. See note 5 for the related disclosure.

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

2.  ACQUISITIONS

Acquisitions are accounted for using the purchase method in accordance with ASC No. 805, “Business Combinations” and, accordingly, the assets and liabilities acquired are recorded at fair value as of the acquisition date.

BEZ Systems, Inc.

On December 21, 2010, the Company acquired certain assets and liabilities of BEZ Systems, Inc. (“BEZ”) for $2.5 million in cash. The purchase price was funded with the Company’s existing cash resources. BEZ is a provider of predictive analytic solutions for IT departments that collects data continuously from the large number of systems the solutions monitor and then automatically aggregates the data to generate advice on how to allocate resources, tune applications and databases, and manage workloads to satisfy service level objectives for the most critical activities. BEZ solutions will be integrated into our web performance services increasing our capabilities to provide predictive monitoring and business analytics to our customers. The assets and liabilities acquired have been recorded at their fair values as of the purchase date using the acquisition method. The purchase price exceeded the fair value of the acquired assets and liabilities by $1.9 million, which was recorded to goodwill within the web performance services segment. The fair value of intangible assets subject to amortization related to developed technology totaled $1.0 million with a useful life of five years.

DocSite, LLC

On September 17, 2010, the Company acquired certain assets and liabilities of DocSite, LLC (“DocSite”), a provider of web-based solutions that give physicians and healthcare organizations the ability to accurately and timely manage, analyze and report healthcare performance and quality, for $15.9 million in cash. The purchase price was funded with the Company’s existing cash resources.  The assets and liabilities acquired have been recorded at their fair values as of the purchase date using the acquisition method. The purchase price exceeded the fair value of the acquired assets and liabilities by $13.9 million, which was recorded to goodwill within the application services segment. The fair value of intangible assets subject to amortization totaled $4.0 million, of which $1.9 million, $1.8 million and $260,000 related to developed technology, customer relationships and trademarks with a useful life of five, six and three years, respectively.

The arrangement included a contingent consideration component that would increase the DocSite purchase price up to an additional $1.0 million if pre-determined revenue targets for a specific product line were achieved by March 31, 2011. The fair value of the contingent consideration arrangement at the time of acquisition was $750,000 and was determined by applying the income approach which included significant inputs that are not observable in the market referred to as level 3 inputs (see note 4 for additional information regarding level of inputs). The key assumptions used in the fair value measurement include the probability of attaining certain levels of revenue ranging from less than $3.5 million to greater than $4.5 million. The minimum revenue target required for payment was not achieved and the full amount of the liability was reversed and reflected as a reduction to “cost of professional services” within the consolidated statement of operations.

Gomez, Inc.

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

Gomez is a provider of web performance services, which companies use to test and monitor the performance, availability and quality of their web and mobile applications and is reported in the web performance services segment.

Assets acquired and liabilities assumed are recorded in the consolidated balance sheet at their fair values as of November 6, 2009. An allocation of the purchase price at the date of acquisition is as follows (in thousands):

Cash	$10,543
Accounts receivable	19,132
Other current assets	7,712
Property, plant and equipment	4,565
Long-term accounts receivable	9,101
Goodwill	251,176
Intangible assets	50,800
Other assets	218

Total assets acquired	353,247

Deferred revenue - current	24,370
Other current liabilities	9,726
Deferred revenue - non-current	9,275
Deferred tax liabilities	12,636
Other non-current liabilities	2,304

Total liabilities acquired	58,311

Purchase price	$294,936

The Company believes this acquisition will improve its results of operations as Gomez’s web performance services complement our enterprise application management products, specifically Vantage, and allow us to offer IT organizations comprehensive solutions that effectively monitor the performance of their enterprise and Internet application systems and provide opportunities to cross-sell Gomez and Vantage solutions. As a result, the Company assigned $218.5 million of goodwill to the web performance services segment and the remaining $32.7 million to the products segment as of the acquisition date.

A summary of the identifiable intangible assets acquired, useful life and amortization method is as follows (in thousands):

	Purchase	Useful
	Price	Life	Amortization
	Allocation	(in Years)	Method

Developed technology	$11,600	4	Straight Line
Customer relationships	34,800	10	Straight Line
Patents	2,400	2	Straight Line
Trademarks	2,000	3	Straight Line

Total intangible assets acquired	$50,800

Pro forma information

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

The combined pre-acquisition results of operations and the combined post-acquisition revenues and earnings of DocSite and BEZ are considered immaterial for disclosure of supplemental pro forma information.

For financial results related to our web performance services segment since the date of acquisition see note 15 to the consolidated financial statements.

Goodwill

The significant factors that contributed to the Company recording goodwill associated with all three acquisitions include, but are not limited to, (1) the retention of research and development personnel with the skills to develop future web performance and application service offerings; (2) support personnel to provide maintenance services related to the technology acquired; (3) trained sales personnel capable of selling current and future acquired solutions; and (4) in the case of the Gomez acquisition, the opportunity to sell our enterprise application management products to Gomez’s existing customers.

The goodwill resulting from the BEZ and DocSite transactions is deductible for tax purposes, but is not deductible for the Gomez transaction.

3.  DIVESTITURES

Quality and DevPartner divestiture

In May 2009, the Company sold its Quality and DevPartner distributed product lines to Micro Focus International PLC (“Micro Focus”) for $80 million, less certain adjustments relating to cash collected or invoiced for future maintenance and professional services obligations assumed by Micro Focus as discussed below.

The sale included the following assets: (1) all rights to the proprietary software products and other technologies associated with the Quality and DevPartner distributed product lines, including trade names, trade secrets, copyrights, patents, related client relationships and contracts, software and documentation; (2) the right to offer employment to approximately 290 personnel related to the sales, sales support, development, maintenance and delivery of the Quality and DevPartner product lines; and (3) personal property associated with the job requirements of the Company’s personnel that were hired by Micro Focus and other assets primarily used in connection with the products sold.

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

(1)
As of the transaction date, deferred revenue associated with Quality and DevPartner products was $25.5 million related to future maintenance and professional services that became the obligation of Micro Focus. The Company issued a $15.0 million credit (net of an administrative fee) to Micro Focus for the previously collected or invoiced portion of deferred revenue at the date of close. The remaining $9.1 million in unbilled accounts receivable will be either collected by the Company and remitted to Micro Focus, net of an administrative fee, or assigned to Micro Focus. A liability for this $9.1 million was recorded to accounts payable upon the closing date of the sale. As of March 31, 2011 and 2010, the uncollected accounts receivable and related payable balance was $1.1 million and $1.7 million, respectively.

(2)	The goodwill adjustment of $9.7 million represents the fair value of the Quality and DevPartner product lines in relation to the fair value of the products segment at the time of divestiture.

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

At March 31, 2011, the fair value and carrying amount of non-current receivables was $206.8 million and $206.9 million, respectively, and $222.8 million and $222.3 million, respectively as of March 31, 2010. Fair value is estimated by discounting the future cash flows using the current rate at which the Company would finance a similar transaction.

We report our money market funds and foreign exchange derivatives at fair value on a recurring basis using the following fair value hierarchy: (1) Level 1 - quoted prices in active markets for identical assets or liabilities; (2) Level 2 – inputs other than level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (3) Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2011
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents - money market funds	$106,640	$106,640	-	-
Liabilities:
Foreign exchange derivatives	$18	-	$18	-

	As of March 31, 2010
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents - money market funds	$68,691	$68,691	-	-
Foreign exchange derivatives	$1	-	$1	-

Non-financial assets such as goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired (see note 8).

5. FINANCING RECEIVABLES

The Company adopted ASU No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” during the third quarter of fiscal 2011. The disclosure requirements of this ASU are applicable to certain trade receivables with payment terms greater than one year and our loans receivable.

The Company allows deferred payment terms that exceed one year for customers purchasing licenses (perpetual or time-based) for our software products and the related maintenance services (“multi-year deferred payment arrangements”). A financing receivable exists when the license transfers to the customer or the related maintenance service has been provided (i.e., revenue recognition has occurred) prior to the due date of the related receivable. Our products financing receivables primarily consist of the perpetual license portion of outstanding multi-year deferred payment arrangements.

Our loans receivables consist of a note due from CareTech, Inc. (see note 7 for additional information) and ForeSee Results, Inc. (“ForeSee”). As of March 31, 2011, the ForeSee note receivable, including interest (fixed rate of 10.25%), was $8.0 million and will become due on March 30, 2012.

The following is an aged analysis of our products and loans financing receivables based on invoice date as of March 31, 2011 (in thousands):

			Greater
			than
	0-29 days	30-90 days	90 days		Total
	past	past	past		financing
	invoice date	invoice date	invoice date	Unbilled	receivables
Pass rating
Products	$6,439	$434	$179	$37,971	$45,023
Loans				9,753	9,753
Total	6,439	434	179	47,724	54,776

Watch rating
Products	-	69	40	280	389

Total financing receivables	$6,439	$503	$219	$48,004	$55,165

The Company performs a credit review of its financing receivables each reporting period to determine if an allowance for credit loss is required. As of March 31, 2011, the allowance for credit losses on our financing receivables is $389,000. See the “concentration of credit risk” section within note 1 for additional information on our credit risk evaluation process and changes to the total accounts receivable allowance for doubtful accounts balance.

6. PROPERTY AND EQUIPMENT

Property and equipment, summarized by major classification, was as follows (in thousands):

	March 31,
	2011	2010

Buildings and improvements	$374,010	$372,276
Leasehold improvements	17,202	20,477
Furniture and fixtures	72,274	76,507
Computer equipment and software	68,495	68,987
	531,981	538,247

Less accumulated depreciation and amortization	198,815	196,551
Net property and equipment	$333,166	$341,696

Depreciation and amortization of property and equipment totaled $27.9 million, $26.5 million and $27.0 million for the years ended March 31, 2011, 2010 and 2009, respectively.

7. INVESTMENT IN A PARTIALLY OWNED COMPANY

The Company holds a 33.3% interest in CareTech Solutions, Inc. (“CareTech”), which provides information technology outsourcing for healthcare organizations including data, voice, applications and data center operations. This investment is accounted for under the equity method.

At March 31, 2011 and 2010, the Company’s carrying value of its investments in and advances to CareTech was $9.9 million and $12.2 million, respectively. Included in the net investment at March 31, 2011 and 2010, was a note receivable with a basis of $1.8 million and $4.1 million, respectively, and accounts receivable due from CareTech of $4.7 million and $5.4 million, respectively. The note is payable in quarterly installments through January 2012 and bears interest at 5.25%.

The Company reviewed CareTech’s financial condition at March 31, 2011 and 2010 and concluded that no impairment charge or valuation allowance related to its investment in CareTech was warranted. For the years ended March 31, 2011, 2010 and 2009, the Company recognized income of $685,000, $618,000 and $468,000, respectively, from its investment in CareTech.

Professional services revenue for the years ended March 31, 2011, 2010 and 2009 included $24.7 million, $23.8 million and $26.0 million, respectively, from services provided for CareTech customers on a subcontractor basis.

8. GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS

Changes in the carrying amounts of goodwill for the years ended March 31, 2011 and 2010 were as follows (in thousands):

		Web
		Performance	Professional	Application
	Products	Services	Services	Services	Total

Goodwill at April 1, 2009	$187,166	$-	$140,436	$11,532	$339,134
Gomez acquisition (see Note 2)	32,653	218,523			251,176
Effect of foreign currency translation	570		990		1,560
Goodwill at March 31, 2010	220,389	218,523	141,426	11,532	591,870
BEZ & DocSite acquisitions (see Note 2)		1,944		13,853	15,797
Gomez adjustment	(140)	(940)			(1,080)
Effect of foreign currency translation	806		372		1,178
Goodwill at March 31, 2011	$221,055	$219,527	$141,798	$25,385	$607,765

The components of the Company’s capitalized software and other intangible assets were as follows (in thousands):

	March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,467		$4,467

Amortizable intangible assets:
Capitalized software:
Internally developed	$194,770	$(161,671)	$33,099
Purchased	136,469	(125,118)	11,351
Customer relationship agreements	48,813	(16,729)	32,084
Other	11,162	(9,162)	2,000
Total amortized intangible assets	$391,214	$(312,680)	$78,534

	March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,429		$4,429

Amortizable intangible assets:
Capitalized software:
Internally developed	$179,215	$(150,419)	$28,796
Purchased	133,294	(120,138)	13,156
Customer relationship agreements	46,772	(12,051)	34,721
Other	10,896	(7,243)	3,653
Total amortized intangible assets	$370,177	$(289,851)	$80,326

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

Customer relationship agreements were acquired as part of recent acquisitions. The customer relationship agreements are being amortized over periods of up to ten years.

Other amortizable intangible assets include amortizable trademarks and patents associated with recent acquisitions and are being amortized over periods of up to three years.

Amortization of intangible assets

Amortization expense of intangible assets for the years ended March 31, 2011, 2010 and 2009 was $22.4 million, $18.5 million and $26.1 million, respectively, of which $11.2 million, $11.0 million and $15.9 million, respectively, relates to capitalized internal software cost amortization and was primarily reported as “cost of software license fees” in the consolidated statements of operations.

Estimated future amortization expense, based on identified intangible assets at March 31, 2011, is expected to be as follows (in thousands):

	Year Ended March 31,
	2012	2013	2014	2015	2016	Thereafter

Capitalized software	$16,089	$12,767	$9,248	$4,212	$2,094	$40
Customer relationships	4,212	3,835	3,789	3,788	3,788	12,672
Other intangibles	1,473	487	40
Total	$21,774	$17,089	$13,077	$8,000	$5,882	$12,712

Impairment evaluation

The Company evaluated its goodwill and other intangible assets for all reporting units as of March 31, 2011 and 2010. There were no impairments recorded during fiscal 2011. The March 31, 2010 evaluation resulted in a $1.6 million charge to reduce the book value of our Changepoint trademark to its fair value of $4.1 million as of March 31, 2010 (fair value as of March 31, 2011 was $10.0 million). The $1.6 million impairment was recorded to “administrative and general” in the consolidated statements of operations. The Company used the “relief from royalty” income approach in determining the fair value of the trademark which estimates the portion of a company's earnings attributable to a trademark based upon the royalty rate the company would have paid for the use of the trademark if it did not own it. This measurement is considered a level 3 input under the fair value hierarchy (see note 4).

When performing the goodwill impairment evaluation, the Company determined the fair value of each reporting unit using a discounted cash flow analysis supported by market multiples of revenue. The evaluation resulted in a fair value that exceeded each reporting unit’s carrying value as of March 31, 2011 and 2010.

Reclassification

As of March 31, 2011, capitalized software, customer relationships, trademarks and other intangible assets are reported as "capitalized software and other intangible assets, net" in the consolidated balance sheets. In order to conform the March 31, 2010 balance sheet to the current presentation, the Company has reclassified certain intangible assets totaling $42.8 million (reported as non-current "other assets" in the March 31, 2010 consolidated balance sheets) to "capitalized software and other intangible assets, net".

9. RESTRUCTURING CHARGES

The following table summarizes the restructuring activity during fiscal 2011, 2010 and 2009 (in thousands):

	Employee Termination Benefits	Facilities Costs (Primarily Lease Abandonments)	Other	Total Restructuring Activity
Accrual at April 1, 2008	$2,655	$4,716	$85	$7,456
Restructuring charge	8,352	1,482	203	10,037
Payments	(8,757)	(3,927)	(275)	(12,959)
Non-cash charges	(976)			(976)
Accrual at March 31, 2009	1,274	2,271	13	3,558
Restructuring charge	7,598	164	198	7,960
Payments	(6,085)	(1,457)	(189)	(7,731)
Non-cash charges	(977)			(977)
Accrual at March 31, 2010	1,810	978	22	2,810
Payments	(1,810)	(505)	(22)	(2,337)
Accrual at March 31, 2011	$-	$473	$-	$473

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

The first initiative reduced headcount and operating expenses resulting in restructuring charges of $6.3 million and $4.2 million, respectively, during fiscal 2009 and fiscal 2010. Employee termination costs were $5.4 million and $4.0 million, respectively, due to the Company eliminating 748 professional services personnel and management positions.

The second initiative resulted in the Company incurring restructuring charges of $3.7 million and $3.8 million, respectively, during fiscal 2009 and fiscal 2010. Employee termination costs accounted for $3.0 million and $3.6 million, respectively, of the charges due to the elimination of 194 positions within our products segment related to technology and sales and marketing personnel and 86 corporate administrative and general positions.

As part of these initiatives, full or partial closing of seven offices occurred during fiscal 2009, resulting in lease abandonment charges of $1.3 million. The remaining facilities charges for fiscal 2009 and fiscal 2010 primarily related to changes in sublease income assumptions associated with leased facilities that were abandoned in previous restructuring initiatives.

At this time, there are no initiatives that will require the Company to incur restructuring charges. However, unanticipated future conditions or events may require the Company to reassess the need for further restructuring initiatives.

10. DEBT

The Company had no long term debt at March 31, 2011 and 2010.

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

The credit facility contains various covenant requirements, including limitations on liens; indebtedness; mergers, consolidations and acquisitions; asset sales; dividends; investments, loans and advances from the Company; transactions with affiliates; and limits additional borrowing outside of the facility to $250 million. The credit facility is also subject to maximum total debt to EBITDA and minimum fixed charge coverage financial covenants. The Company was in compliance with the covenants under the credit facility at March 31, 2011.

Any borrowings under the credit facility bear interest at the prime rate or the Eurodollar rate plus the applicable margin (based on the level of maximum total debt to EBITDA ratio), at the Company’s option. The Company pays a quarterly facility fee on the credit facility based on the applicable margin grid.

The Company incurs interest expense primarily related to the accrual for certain abandoned leases. Cash paid for interest totaled approximately $1.4 million, $1.2 million and $1.6 million during fiscal 2011, 2010 and 2009, respectively.

11.  CAPITAL STOCK

Preferred Stock Purchase Rights

The Company entered into a Rights Agreement with Computershare Trust Company, N.A., as Rights Agent, in October 2000 (as subsequently amended, the “rights plan”). The rights plan was adopted to discourage abusive, undervalued and other undesirable attempts to acquire control of the Company by making acquisitions of control, that are not approved by the Company's Board of Directors, economically undesirable for the acquirer. Pursuant to the rights plan, each share of the Company’s common stock has attached to it one right, which initially represents the right to purchase one two-thousandth of a share of Series A Junior Participating Preferred Stock (a right) for $40. The rights are not exercisable until (1) the first public announcement that a person or group has acquired, or obtained the right to acquire, except under limited circumstances, beneficial ownership of 20% or more of the outstanding common stock; or (2) the close of business on the tenth business day (or such later date as the Company’s Board of Directors may determine) after the commencement of a tender or exchange offer the consummation of which would result in a person or group becoming the beneficial owner of 20% or more of the outstanding common stock. If a person or group becomes a beneficial owner of 20% or more of the outstanding common stock, each right converts into a right to purchase multiple shares of common stock of the Company, or in certain circumstances securities of the acquirer, at a 50% discount from the then current market value. In connection with the rights plan, the Company has designated 800,000 shares of its 5,000,000 shares of authorized but unissued Preferred Stock as “Series A Junior Participating Preferred Stock.” The rights are redeemable for a specified period at a price of $0.001 per right and expire on May 9, 2012, unless extended or earlier redeemed by the Board of Directors.

Stock Repurchase Plans

In fiscal 2008, the Board of Directors approved a plan allowing the repurchase of up to $750.0 million of Company common stock. Management has been authorized to regularly evaluate market conditions for an opportunity to repurchase common stock at its discretion within the parameters established by the Board (“Discretionary Plan”). During fiscal 2011, 2010 and 2009, the Company repurchased 16.9 million, 17.9 million and 20.3 million common shares, respectively, under the Discretionary Plan. As of March 31, 2011, the remaining balance for future purchases is $242.7 million. In addition, we repurchased 302,402 shares withheld for taxes upon the exercise or release of certain stock options and restricted stock units in fiscal 2011.

In fiscal 2009, the Board of Directors approved a 10b5-1 Plan which provided for the repurchase of the Company’s common stock based upon predetermined price, volume and timing conditions set forth in the plan in accordance with Rule 10b5-1(c) of the Securities Exchange Act of 1934. The Company repurchased 1.3 million common shares under the plan during fiscal 2009 before the plan was terminated in that fiscal year.

12. FOREIGN CURRENCY TRANSACTIONS AND DERIVATIVES

The Company is exposed to foreign exchange rate risks related to assets and liabilities that are denominated in non-local currency and current inter-company balances due to and from the Company’s foreign subsidiaries. We enter into foreign currency forward contracts to sell or buy currencies with the intent of mitigating foreign exchange rate risks related to these balances. The Company did not hedge currency risk related to anticipated revenue or expenses denominated in foreign currency. All foreign exchange derivatives are recognized on the consolidated balance sheets at fair value (see note 4).

The foreign currency net gains or (losses) for the years ended March 31, 2011, 2010 and 2009 were $(1.9) million, $(1.8) million and $19.3 million, respectively. The hedging transaction net (losses) from foreign exchange derivative contracts were $(169,000), $(411,000) and $(13.0) million, respectively. These amounts were recorded to “administrative and general” in the consolidated statements of operations.

At March 31, 2011, the Company had derivative contracts maturing through April 2011 to sell $3.3 million and purchase $5.7 million in foreign currencies and had derivative contracts maturing through April 2010 to sell $830,000 and purchase $4.1 million in foreign currencies at March 31, 2010.

13. EARNINGS PER COMMON SHARE

Basic EPS is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding using the treasury method.

Earnings per common share (“EPS”) data were computed as follows (in thousands, except for per share data):

	Year Ended March 31,
	2011	2010	2009
Basic earnings per share:
Numerator: Net income	$107,441	$140,806	$139,647
Denominator:
Weighted-average common shares outstanding	220,616	232,634	250,916
Basic earnings per share	$0.49	$0.61	$0.56

Diluted earnings per share:
Numerator: Net income	$107,441	$140,806	$139,647
Denominator:
Weighted-average common shares outstanding	220,616	232,634	250,916
Dilutive effect of stock awards	5,479	1,931	1,486
Total shares	226,095	234,565	252,402
Diluted earnings per share	$0.48	$0.60	$0.55

During the years ended March 31, 2011, 2010 and 2009, stock awards to purchase approximately 7.6 million, 26.2 million and 19.3 million shares, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

14. INCOME TAXES

Income tax provision

Income before income taxes and the income tax provision include the following (in thousands):

	Year Ended March 31,
	2011	2010	2009
Income before income taxes:
U.S.	$133,239	$192,030	$195,943
Foreign	21,537	17,090	16,778
Total income before income taxes	$154,776	$209,120	$212,721

Income tax provision
Current:
U.S. Federal	$22,734	$54,217	$47,917
Foreign	10,193	11,521	5,937
U.S. State	1,096	2,957	2,299
Total current tax provision	34,023	68,695	56,153
Deferred:
U.S. Federal	12,184	7,278	7,213
Foreign	(527)	(2,234)	1,568
U.S. State	1,655	(5,425)	8,140
Total deferred tax provision (benefit)	13,312	(381)	16,921
Total income tax provision	$47,335	$68,314	$73,074

The Company's income tax expense differed from the amount computed on pre-tax income at the U.S. federal income tax rate of 35% for the following reasons (in thousands):

	Year Ended March 31,
	2011	2010	2009

Federal income tax at statutory rates	$54,172	$73,192	$74,452
Increase (decrease) in taxes:
State income taxes, net	1,690	2,747	1,273
Settlement of prior year tax matters	(2,463)		(1,024)
Taxes relating to foreign operations	1,597	1,361	(3,446)
Tax credits (1)	(4,569)	(1,662)	(3,995)
Foreign reorganization (2)	2,076	(32,319)
Valuation allowance (3)	(1,483)	28,360	6,049
Other, net (4)	(3,685)	(3,365)	(235)
Provision for income taxes	$47,335	$68,314	$73,074

(1)
During fiscal 2011, our tax credits primarily relate to (1) the U.S. Research and Experimentation tax credit (“R&D credit”) including the impact of retroactively reinstating the credit to January 1, 2010; and (2) settlement of R&D credits related to fiscal 2007 through fiscal 2009 tax periods with the Internal Revenue Service.

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

During fiscal 2009, the Company recorded a $6.0 million valuation allowance against its Brownfield tax credit carryforward asset. On January 9, 2009, the State of Michigan amended the MBT with an effective date of January 1, 2008. The amendment impacts future taxable income under the MBT, therefore the Company evaluated its ability to realize the Brownfield tax credit carryforward asset before the expiration date and adjusted the carrying value of the asset to its more likely than not realizable value.

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

Deferred tax assets and liabilities

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities were as follows (in thousands):

	March 31,
	2011	2010
Deferred tax assets:
Deferred revenue	$38,081	$35,030
Amortization of intangible assets	17,032	19,584
Accrued expenses	30,564	29,540
Net operating loss carryforwards	15,356	19,870
Other tax carryforwards	48,736	51,445
Other	11,973	14,028
	161,742	169,497
Less valuation allowance	39,312	40,793
Net deferred tax assets	122,430	128,704
Current portion	43,515	48,060
Long term portion	$78,915	$80,644

Deferred tax liabilities:
Amortization of intangible assets	$56,148	$53,643
Capitalized research and development costs	16,639	12,811
Depreciation	29,340	28,056
Other	8,927	4,150
Total deferred tax liabilities	111,054	98,660
Current portion	2,759	1,774
Long term portion	$108,295	$96,886

At March 31, 2011, the Company had net operating losses, capital losses and tax credit carryforwards for income tax purposes of $64.1 million that expire in the tax years as follows (in thousands):

	March 31,
	2011	Expiration
U.S. federal net operating losses	$1,841	2012 - 2030
Non-U.S. net operating losses	12,339	Indefinite
Non-U.S. net operating losses	1,175	2016 - 2031
Non-U.S. capital loss carryforwards	30,243	Indefinite
U.S. state & local tax credit carryforwards	18,493	2012 - 2022
	$64,091

Uncertain tax positions

The amount of gross unrecognized tax benefits was $21.1 million, $22.1 million and $16.1 million as of March 31, 2011, 2010 and 2009, respectively, of which $16.1 million, $17.3 million and $12.4 million, respectively, net of federal benefit, would favorably affect the Company’s effective tax rate if recognized in future periods.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended March 31, 2011, 2010 and 2009 (in thousands):

	March 31,
	2011	2010	2009
Gross unrecognized tax benefit at April 1,	$22,057	$16,184	$14,956
Gross increases to tax positions for prior periods	5,045	2,717	3,230
Gross increases to tax positions for prior periods related to acquired entities during fiscal 2010		1,260
Gross decreases to tax positions for prior periods	(6,441)	(2,805)	(2,267)
Gross increases to tax positions for current period	3,365	5,258	3,789
Foreign tax rate differential for prior period	10	(7)	(2)
Settlements	(1,896)		(3,060)
Lapse of statute of limitations	(1,026)	(550)	(462)
Gross unrecognized tax benefit at March 31,	$21,114	$22,057	$16,184

Our interest payable associated with uncertain tax positions that were unfavorable to the Company as of March 31, 2011, 2010 and 2009 was $1.8 million, $8.9 million and $9.3 million, respectively. Our interest receivable associated with uncertain tax positions that were favorable to the Company was $2.1 million, $7.1 million and $7.8 million, respectively. The March 31, 2009 balances include a $6.4 million balance sheet reclassification that increased the interest receivable and payable. The Company recognized $1.3 million of net interest income during fiscal 2011 and net interest expense of $248,000 and $313,000, respectively, during fiscal 2010 and 2009.

The Company has open tax years from 1999 and forward, with various taxing jurisdictions, including the U.S., Brazil and Canada. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations due to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. During fiscal 2012, it is reasonably possible that the Company will settle income tax examinations in the amount of approximately $122,000.

Cash paid for income taxes

Cash paid for income taxes was $38.1 million, $66.1 million and $31.7 million during fiscal 2011, 2010 and 2009, respectively.

15. SEGMENT INFORMATION

Compuware operates in the software industry and has four business segments: products, web performance services, professional services and application services. The Company’s products and services are offered worldwide to the largest IT organizations across a broad spectrum of technologies, including mainframe, distributed and Internet platforms and provide the following capabilities:

•
Our products and web performance services are designed to enhance the effectiveness of key disciplines throughout IT organizations including application development and delivery, service management and IT portfolio management and the availability and quality of web applications.

•
Our IT professional services include a broad range of IT services for mainframe, distributed and mobile environments, including mobile computing application development and integration, package software customization, cloud computing consulting, development and integration of legacy systems, IT portfolio management services, enterprise legacy modernization services, and application performance management. Our professional services segment also provides implementation, consulting and training services in tandem with the Company’s product offerings which are referred to as product related services.

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

The Company evaluates the performance of its segments based primarily on operating profit before administrative and general expenses and other charges. The allocation of income taxes is not evaluated at the segment level. Financial information for the Company’s business segments was as follows (in thousands):

	Year Ended March 31,
Revenues:	2011	2010	2009
Products:
Mainframe	$404,649	$435,480	$450,401
Distributed	209,336	198,515	248,713
Total products segment revenue	613,985	633,995	699,114
Web performance services segment	67,718	16,852
Professional services segment	192,202	200,865	356,111
Application services segment	55,025	40,467	35,230
Total revenues	$928,930	$892,179	$1,090,455

Income (loss) from operations:
Products segment (1)	$272,217	$334,549	$319,885
Web performance services segment	3,220	(3,028)
Professional services segment	26,263	21,927	25,110
Application services segment	4,014	2,544	(1,799)
Subtotal	305,714	355,992	343,196
Administrative and general	(155,400)	(164,633)	(148,019)
Restructuring costs	-	(7,960)	(10,037)
Income from operations	150,314	183,399	185,140
Other income, net	4,462	25,721	27,581
Income before income taxes	$154,776	$209,120	$212,721

(1)
For the year ended March 31, 2010, income from the products segment includes a $52.4 million gain on divestiture of the Quality and DevPartner product lines (see Note 3 to the consolidated financial statements for additional information).

No single customer accounted for greater than 10% of total revenue during the years ended March 31, 2011, 2010 or 2009, or greater than 10% of accounts receivable at March 31, 2011 or 2010.

The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly such information is not provided.

Financial information regarding geographic operations is presented in the table below (in thousands):

	Year Ended March 31,
	2011	2010	2009
Revenues:
United States	$581,816	$548,562	$679,373
Europe and Africa	229,112	237,593	295,621
Other international operations	118,002	106,024	115,461
Total revenues	$928,930	$892,179	$1,090,455

	March 31,
	2011	2010	2009
Long-lived assets:
United States	$944,506	$936,288	$622,578
Europe and Africa	33,037	31,928	29,802
Other international operations	7,838	7,302	78,103
Total long-lived assets	$985,381	$975,518	$730,483

Long-lived assets are comprised of property, plant and equipment, goodwill and capitalized software.

16. RELATED PARTY TRANSACTIONS

The Company sells and purchases products and services to and from companies associated with certain officers or directors of the Company including the following:

Peter Karmanos, Jr., Chairman of the Board, is a shareholder of Compuware Sports Corporation (“CSC”). CSC operates an amateur hockey program in Southeastern Michigan. On September 8, 1992, the Company entered into a Promotion Agreement with CSC to promote the Company’s business. The promotion agreement automatically renews each year, unless terminated with 60 days prior notice by either party. Advertising costs related to this agreement were approximately $1.0 million, $974,000 and $840,000 for the years ended March 31, 2011, 2010 and 2009, respectively. These costs are included in “sales and marketing” in the consolidated statements of operations.

Peter Karmanos, Jr. has a significant ownership interest in entities that own and/or manage various sports arenas. The Company entered into an advertising agreement with one arena to promote the Company’s business, including the right to name the arena “Compuware Arena”. The Company also rents suites and places advertising at the arenas. Total costs related to these agreements were approximately $671,000, $707,000 and $590,000 for the years ended March 31, 2011, 2010 and 2009, respectively. These costs are included in “sales and marketing” in the consolidated statements of operations.

17.  COMMITMENTS AND CONTINGENCIES

Contractual obligations

The Company’s contractual obligations primarily relate to various operating lease agreements for office space, equipment and land for various periods that extend through as late as fiscal 2100. Total rent payments under these agreements were approximately $24.3 million, $26.0 million and $30.9 million, respectively, for fiscal 2011, 2010 and 2009. Certain of these lease agreements contain provisions for renewal options and escalation clauses.

The Company also has commitments under various advertising and charitable contribution agreements totaling $9.2 million and $600,000, respectively, at March 31, 2011. Total expense related to these agreements was approximately $7.8 million, $7.6 million and $3.7 million, respectively, for fiscal 2011, 2010 and 2009.

The following table summarizes our payments under contractual obligations as of March 31, 2011 (in thousands):

	Payment Due by Period as of March 31,
							2017 and
	Total	2012	2013	2014	2015	2016	Thereafter
Contractual obligations:
Operating leases	$262,048	$21,016	$16,013	$13,649	$9,400	$6,098	$195,872
Other	9,750	6,250	2,550	450	250	250
Total	$271,798	$27,266	$18,563	$14,099	$9,650	$6,348	$195,872

The Company also leases space within the Company’s headquarters facility to business tenants. Total cash receipts relating to these lease spaces totaled $2.2 million, $870,000 and $1.1 million, respectively, for fiscal 2011, 2010 and 2009.

The following is a schedule of future minimum lease rental commitments (in thousands):

	Payment Due by Period as of March 31,
							2017 and
	Total	2012	2013	2014	2015	2016	Thereafter

Lease rental commitments	$25,668	$4,731	$4,894	$5,101	$5,231	$4,161	$1,550

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

During fiscal 2010 and 2009, IBM utilized $9.3 million and $12.1 million, respectively, of their license and maintenance commitment, resulting in an unused commitment balance of $20.7 million and $17.9 million, respectively, for fiscal 2010 and 2009. The unused commitment amounts are reported as “settlement” in the consolidated statements of operations and recognized as income in the fourth quarter of each respective fiscal year. There were no payment or purchase commitment requirements under this agreement during fiscal 2011 as these provisions expired on March 31, 2010.

Legal Matters

From time to time, the Company is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business. In accordance with U.S. GAAP, the Company makes a provision for a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes it has valid defenses with respect to the legal matters pending against the Company. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be materially affected by the resolution of one or more of such contingencies.

18.  BENEFIT PLANS

Employee Stock Ownership Plan

In July 1986, the Company established an Employee Stock Ownership Plan (“ESOP”). Under the terms of the ESOP, the Company may elect to make annual contributions to the Plan for the benefit of substantially all U.S. employees. The contribution may be in the form of cash or Company common stock. The Board of Directors authorizes contributions between a maximum of 25% of eligible annual compensation and a minimum sufficient to cover current obligations of the Plan. There have been no contributions to the ESOP plan in the past three fiscal years. This is a non-leveraged ESOP plan.

Employee Stock Purchase Plan

During fiscal 2002, the shareholders approved international and domestic employee common stock purchase plans under which the Company was authorized to issue up to 15 million shares of common stock to eligible employees. Under the terms of the plan, employees can elect to have up to 10% of their compensation withheld to purchase Company common stock at the close of the offering period. The value of the common stock purchased in any calendar year cannot exceed $25,000 per employee. The purchase price is 95% of the closing market sales price on the market date immediately preceding the last day of the offering period. Effective December 1, 2007, the Company discontinued the plan for employees outside the U.S. and Canada. During fiscal 2011, 2010 and 2009, the Company sold approximately 292,000, 316,000 and 405,000 shares, respectively, to eligible employees under the plan.

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

Effective January 1, 2009, the Board of Directors approved the issuance of restricted share units from the Company’s Long Term Incentive Plan to replace the phantom shares and the deferred compensation stock units outstanding as of December 31, 2008, eliminating the need for liability accounting treatment associated with the Phantom Plan and deferred compensation plan. The Company recorded income of $304,000 in fiscal 2009 related to the phantom share program which was recorded to “administrative and general” in the consolidated statements of operations.

Employee Equity Incentive Plans

In June 2007, the Company’s Board of Directors adopted the 2007 Long Term Incentive Plan (the “LTIP”) that was approved by the Company’s shareholders in August 2007. As of March 31, 2011, the Company has reserved an aggregate of 28.0 million common shares to be awarded under the LTIP. The Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or stock awards and annual cash incentive awards under the LTIP.

Prior to the LTIP, the Company had seven stock option plans (“Plans”) dating back to 1991. All but one of the plans, the 2001 Broad Based Stock Option Plan (“BBSO”), were approved by the Company’s shareholders. The BBSO was approved by the Board of Directors in March 2001, but was not submitted to the shareholders for approval, as shareholder approval was not required at the time. These Plans have been terminated as to future grants.

In August 2009, Covisint Corporation (“Covisint”), a subsidiary of the Company, established a 2009 Long-Term Incentive Plan (“2009 Covisint LTIP”) allowing the Board of Directors of Covisint to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or restricted stock unit awards and annual cash incentive awards to employees and directors of Covisint. The 2009 Covisint LTIP reserves 150,000 common shares of Covisint for issuance under this plan.

Stock Options Activity

A summary of option activity under the Company’s stock-based compensation plans as of March 31, 2011, and changes during the year then ended is presented below (shares and intrinsic value in thousands):

	Twelve Months Ended
	March 31, 2011
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term in Years	Value
Options outstanding as of April 1, 2010	29,128	$8.37
Granted	2,867	9.43
Exercised	(12,144)	8.77		$24,663
Forfeited	(1,466)	8.25
Cancelled/expired	(1,517)	9.50
Options outstanding as of March 31, 2011	16,868	$8.18	5.96	$57,181

Options vested and expected to vest, net of estimated forfeitures, as of March 31, 2011	15,947	$8.15	5.82	$54,604

Options exercisable as of March 31, 2011	9,090	$7.94	4.33	$33,362

During fiscal 2011, a stock option holder of approximately 3.4 million stock options elected to make a cashless stock option exercise and received 647,000 shares of common stock.

The vesting schedule of options has varied over the years with the following vesting terms being the most common: (1) 50% of shares vest on the anniversary date of the third year and 25% on the fourth and fifth year; (2) 30% of shares vest on the anniversary date of the first and second year and 40% on the third year; (3) 20% of shares vest on each annual anniversary date over five years; or (4) 25% of shares vest on each annual anniversary date over four years.

All options were granted at fair market value and expire ten years from the date of grant.

The average fair value of option shares vested during fiscal 2011, 2010 and 2009 was $4.55, $4.33 and $3.90 per share, respectively, and the total intrinsic value of options exercised were $24.7 million, $799,000 and $3.9 million, respectively.

Restricted Stock Units and Performance-Based Stock Awards Activity

A summary of non-vested restricted stock units and performance-based stock awards (collectively “Non-vested RSU”) activity under the Company’s LTIP as of March 31, 2011, and changes during the year then ended is presented below (shares and intrinsic value in thousands):

	Twelve Months Ended
	March 31, 2011
		Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value
Non-vested RSU outstanding at April 1, 2010	3,127
Granted	924	$7.35
Released	(279)		$2,659
Forfeited	(31)
Non-vested RSU outstanding at March 31, 2011	3,741

Restricted stock units typically vest 25% on each annual anniversary date over four years.

During fiscal 2011, the Company issued 133,000 performance-based stock awards (“PSAs”) under the Company’s LTIP to various employees associated with our Covisint business. See “Covisint Corporation 2009 Long-Term Incentive Plan” section within this footnote for additional information.

The units and PSAs are settled by the issuance of one common share for each unit upon vesting and vesting accelerates upon death, disability or a change in control.

Covisint Corporation 2009 Long-Term Incentive Plan

As of March 31, 2011, there were 135,000 stock options outstanding from the 2009 Covisint LTIP. These options will vest only if, prior to August 26, 2015, Covisint completes an initial public offering (“IPO”) or if there is a change of control of Covisint.

The individuals who received stock options from the 2009 Covisint LTIP were also awarded PSAs from the Company’s 2007 LTIP. There were 1.5 million PSAs outstanding as of March 31, 2011. These PSAs will vest only if Covisint does not complete an IPO or a change of control transaction by August 25, 2015, and the Covisint business meets a pre-defined revenue target for any four consecutive calendar quarters ending prior to August 26, 2015.

During the fourth quarter of fiscal 2011, we determined that Covisint’s ability to meet the pre-defined revenue targets prior to August 26, 2015 was probable based on Covisint’s revenue and billing growth in fiscal 2011 and Covisint’s projected future revenue growth estimates. Prior to the quarter, we considered the revenue targets improbable of being met. As a result, we recorded a charge of $1.9 million to “cost of professional services” in the consolidated statement of operations during the fourth quarter of fiscal 2011. This charge represents the compensation cost that has accumulated from grant date through March 31, 2011 based on the straight-line method. The PSAs’ unrecognized compensation cost as of March 31, 2011 will be recognized on a straight-line basis over the remaining vesting period.

Stock Awards Compensation

For the years ended March 31, 2011, 2010 and 2009, stock awards compensation expense was allocated as follows (dollars in thousands):

	Year Ended March 31,
	2011	2010	2009
Stock awards compensation classified as:

Cost of software license fees	$1	$-	$1
Cost of maintenance and subscription fees	526	402	846
Cost of professional services	2,794	1,035	2,380
Technology development and support	1,273	1,104	1,746
Sales and marketing	5,553	6,054	4,890
Administrative and general	8,621	7,872	4,798
Restructuring Costs		977	976

Total stock awards compensation expense before income taxes	18,768	17,444	15,637

As of March 31, 2011, total unrecognized compensation cost of $27.0 million, net of estimated forfeitures, related to nonvested equity awards is expected to be recognized over a weighted-average period of approximately 2.89 years.

19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended March 31, 2011 and 2010 was as follows (in thousands, except for per share data):

	Fiscal 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$206,485	$225,869	$247,025	$249,551	$928,930
Gross profit	139,069	158,041	174,195	168,510	639,815
Operating income	22,387	40,861	49,481	37,585	150,314
Pre-tax income	23,252	41,723	50,857	38,944	154,776
Net income	12,645	25,992	33,999	34,805	107,441
Basic earnings per share	0.06	0.12	0.16	0.16	0.49
Diluted earnings per share	0.06	0.12	0.15	0.16	0.48

	Fiscal 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$214,388	$217,929	$229,864	$229,998	$892,179
Gross profit	142,582	153,917	161,446	159,388	617,333
Operating income (1)	77,683	41,433	36,130	28,153	183,399
Pre-tax income	79,103	42,766	37,206	50,045	209,120
Net income	51,047	27,986	24,412	37,361	140,806
Basic earnings per share	0.21	0.12	0.11	0.17	0.61
Diluted earnings per share	0.21	0.12	0.11	0.16	0.60

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

As of March 31, 2011, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting was effective, as of March 31, 2011, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of March 31, 2011. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Compuware Corporation
Detroit, Michigan

We have audited the internal control over financial reporting of Compuware Corporation and subsidiaries (the “Company”) as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2011, of the Company and our report dated May 27, 2011 expressed an unqualified opinion on those financial statements.

/s/  DELOITTE & TOUCHE LLP

Detroit, Michigan
May 27, 2011

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

The information required by this Item is contained in the Proxy Statement under the caption “Compensation of Executive Officers” and “Corporate Governance” and is incorporated herein by reference.

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

The Company also has an Employee Stock Ownership Plan (“ESOP”) and an Employee Stock Purchase Plan (“ESPP”). The information about our equity compensation plans in note 18 of the consolidated financial statements included in this report is incorporated herein by reference.

The following table sets forth certain information with respect to our equity compensation plans at March 31, 2011 (shares in thousands):

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	13,300	$8.11	12,037

Equity compensation plans not approved by security holders	3,568	$8.42	-

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is contained in the Proxy Statement under the caption “Other Matters – Related Party Transactions,” “Corporate Governance” and “Compensation of Executive Officers – Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in the Proxy Statement under the caption “Item No.2 - Ratification of Appointment of the Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	Consolidated Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed herewith:
Page
Report of Independent Registered Public Accounting Firm	54

Consolidated Balance Sheets as of March 31, 2011 and 2010	55

Consolidated Statements of Operations for each of the years ended March 31, 2011, 2010 and 2009	56

Consolidated Statements of Shareholders' Equity and Comprehensive Income for each of the years ended March 31, 2011, 2010 and 2009	57

Consolidated Statements of Cash Flows for each of the years ended March 31, 2011, 2010 and 2009	58

Notes to Consolidated Financial Statements	59-93

2.	Financial Statement Schedules

All financial statement schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index attached to this report. The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Detroit, State of Michigan on May 27, 2011.

COMPUWARE CORPORATION

By:	/S/ PETER KARMANOS, JR.
Peter Karmanos, Jr.
Chairman of the Board, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ PETER KARMANOS, JR.	Chairman of the Board, Chief Executive Officer	May 25, 2011
Peter Karmanos, Jr.	And Director (Principal Executive Officer)

/S/ LAURA L. FOURNIER	Executive Vice President, Chief Financial Officer	May 25, 2011
Laura L. Fournier	and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/S/ ROBERT C. PAUL	Director, President and Chief Operating Officer	May 25, 2011
Robert C. Paul

/S/ DENNIS W. ARCHER	Director	May 23, 2011
Dennis W. Archer

/S/ GURMINDER S. BEDI	Director	May 19, 2011
Gurminder S. Bedi

/S/ WILLIAM O. GRABE	Director	May 20, 2011
William O. Grabe

/S/ FREDERICK A. HENDERSON	Director	May 19, 2011
Frederick A. Henderson

/S/ FAYE A. NELSON	Director	May 27, 2011
Faye A. Nelson

/S/ GLENDA D. PRICE	Director	May 19, 2011
Glenda D. Price

/S/ W. JAMES PROWSE	Director	May 23, 2011
W. James Prowse

/S/ G. SCOTT ROMNEY	Director	May 27, 2011
G. Scott Romney

/S/ RALPH J. SZYGENDA	Director	May 27, 2011
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

2.10	Asset Purchase Agreement between Compuware Corporation and DocSite, LLC, dated as of September 17, 2010 (Company’s Form 8-K filed on September 22, 2010)

3.1	Restated Articles of Incorporation of Compuware Corporation, as amended, as of October 25, 2000 (Company’s Form 10-K for fiscal 2001 )

3.2	Amendment to Bylaws of Compuware Corporation, as of November 6, 2008 (Company’s Form 8-K filed on November 25, 2008)

4.0	Rights Agreement dated as of October 25, 2000 between Compuware Corporation and Equiserve Trust Company, N.A., as Rights Agent (Company’s Registration Statement on Form 8-A filed October 26, 2000)

4.6	Amendment To Rights Agreement, dated as of October 29, 2001 (Company’s first Form 8-K filed on May 11, 2006)

4.7	Amendment No. 2 To Rights Agreement, dated as of May 9, 2006 (Company’s first Form 8-K filed on May 11, 2006)

4.8	Amended and Restated Credit Agreement dated May 2, 2003 as of July 27, 2006 (Company’s Form 10-Q for the quarterly period ended June 30, 2006)

4.9	Amendment No. 1, dated as of July 26, 2007, to the Amended and Restated Credit Agreement dated May 2, 2003 as of July 27, 2006 (Company’s Form 10-Q for the quarterly period ended on June 30, 2007)

4.10	Compuware Corporation Revolving Credit Agreement dated as of November 1, 2007 (Company’s Form 10-Q for the quarterly period ended on September 30, 2007)

4.11	Amendment No. 3 to Rights Agreement, dated as of February 2, 2009 (Company’s Form 8-K filed on February 3, 2009)

10.24	Promotion Agreement, dated September 8, 1992, between Compuware Sports Corporation and the Company (Company’s Registration Statement on Form S-1, as amended (Registration No. 33-53652))

*10.37	Fiscal 1998 Stock Option Plan (Company’s Registration Statement on Form S-8 (Registration Statement No. 333-37873))

*10.51	Fiscal 1996 Stock Option Plan (Company’s Form 10-K for fiscal 2000)

10.52	Advertising Agreement, dated December 1, 1996, between Arena Management Company and the Company (Company’s Form 10-K for fiscal 2000)

*10.83	Fiscal 1999 Stock Option Plan (Company’s Form 10-Q for the quarterly period ended December 31, 2000)

*10.85	2001 Broad Based Stock Option Plan (Company’s Registration Statement on Form S-8 (Registration Statement No. 333-57984))

*10.88	First Amendment to 1996 Stock Option Plan (Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997)

*10.90	Phantom Stock Plan (Company’s Form 10-K for fiscal 2003)

*10.91	Nonqualified Stock Option Agreement for Executive Officers (Company’s Form 10-Q for the quarterly period ended September 30, 2004)

*10.92	Nonqualified Stock Option Agreement for Outside Directors (Company’s Form 10-Q for the quarterly period ended September 30, 2004)

*10.93	Phantom Share Award Agreement (Company’s Form 10-Q for the quarterly period ended September 30, 2004)

*10.95	Settlement Agreement dated March 21, 2005 by and among Compuware Corporation and International Business Machines Corporation (Company’s Form 8-K filed on March 21, 2005)

*10.96	First Amendment to the Compuware Corporation 2002 Directors Phantom Stock Plan (Company’s Form 8-K/A filed on May 17, 2005)

*10.97	Amendment Number 1 to Settlement Agreement dated November 29, 2005 by and among Compuware Corporation and International Business Machines Corporation (Company’s Form 8-K filed on November 29, 2005)

*10.98	2005 Non-Employee Directors' Deferred Compensation Plan (Company’s second Form 8-K filed on May 11, 2006)

*10.99	Executive Incentive Plan – Corporate (Company’s Form 8-K filed on June 6, 2006)

*10.100	Parallel Nonqualified Stock Purchase Plan Arrangement (Company’s Form 10-K for fiscal 2006)

*10.101	Fifth Amendment to the Compuware Corporation ESOP/401(k) Plan (Company’s Form 10-Q for the quarterly period ended June 30, 2006)

*10.102	Post-Retirement Consulting Agreement, dated March 1, 2007, between Compuware Corporation and Peter Karmanos, Jr. (Company’s Form 8-K filed on March 2, 2007)

*10.105	2007 Long Term Incentive Plan (Appendix A to Company’s definitive proxy statement for 2007 annual shareholders meeting filed on July 24, 2007)

*10.106	Form of Stock Option Agreement (5-Year Version) (Company’s Form 8-K filed on April 25, 2008)

*10.107	Form of Stock Option Agreement (3-Year Version) (Company’s Form 8-K filed on April 25, 2008)

*10.109	Form of Compuware Executive Incentive Plan – Corporate as of April 30, 2008 (Company’s Form 10-Q for the quarterly period ended on June 30, 2008)

*10.110	Employee Restricted Stock Unit Award Agreement (Company’s Form 10-Q for the quarterly period ended on September 30, 2008)

*10.111	Amendment to the Consulting/Employment Letter with Peter Karmanos, Jr. (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)

*10.112	W. James Prowse Consulting Agreement dated as of November 17, 2008 (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)

*10.113	Amendment No. 1 to the 2007 Long Term Incentive Plan (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)

*10.114	Amendment No. 2 to the 2002 Directors Phantom Stock Plan (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)

*10.115	Amended and Restated 2005 Non-Employee Directors’ Compensation Plan (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)

*10.116	Form of 2002 Directors Phantom Stock Plan Forfeiture And Replacement Agreement (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)

*10.117	Form of Amended And Restated 2005 Non-Employee Directors Deferred Compensation Plan Forfeiture And Replacement Agreement (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)

*10.118	Form of Director Restricted Stock Unit Grant Agreement (Replacing Directors’ Phantom Stock Units) (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)

*10.119	Form of Director Restricted Stock Unit Grant Agreement (Replacing Deferred Compensation Units) (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)

*10.120	Form of Director Annual Restricted Stock Unit Award Agreement (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)

*10.121	Form of Director Restricted Stock Unit Agreement for Deferred Compensation (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)

*10.122	Executive Incentive Plan – Corporate, as of June 10, 2009 (Company’s Form 8-K filed on June 12, 2009)

*10.123	Form of Restricted Stock Unit Award Agreement, as of June 10, 2009 (Company’s Form 8-K filed on June 12, 2009)

*10.124	Form of Performance Unit Award Agreement for Peter Karmanos and Laura Fournier (Revenue Condition) dated December 7, 2009 (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)

*10.125	Performance Unit Award Agreement for Peter Karmanos (Revenue Condition, subject to Section 162(m)) dated December 7, 2009 (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)

*10.126	Form of Performance Unit Award Agreement for Peter Karmanos and Laura Fournier (IPO Condition) dated December 7, 2009 (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)

*10.127	Performance Unit Award Agreement for Robert Paul dated December 7, 2009 (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)

*10.128	2009 Covisint Corporation Long Term Incentive Plan (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)

*10.129	Form of Covisint Option Agreement (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.