Form 10-Q
period 2011-06-30
COMPUWARE CORP
filed 2011-08-05
CIK 859014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

As of August 1, 2011, there were outstanding 218,597,247 shares of Common Stock, par value $.01, of the registrant.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	June 30,	March 31,
ASSETS	2011	2011

CURRENT ASSETS:
Cash and cash equivalents	$194,866	$180,244
Accounts receivable, net	419,978	474,479
Deferred tax asset, net	42,570	40,756
Income taxes refundable	6,213	6,815
Prepaid expenses and other current assets	34,278	40,446
Total current assets	697,905	742,740

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	331,272	333,166

CAPITALIZED SOFTWARE AND OTHER
INTANGIBLE ASSETS, NET	80,876	83,001

ACCOUNTS RECEIVABLE	204,397	206,887

DEFERRED TAX ASSET, NET	43,333	35,754

GOODWILL	607,794	607,765

OTHER ASSETS	37,954	29,064

TOTAL ASSETS	$2,003,531	$2,038,377

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,858	$18,931
Accrued expenses	81,565	105,242
Income taxes payable	12,264	12,286
Deferred revenue	446,309	462,376
Total current liabilities	557,996	598,835

DEFERRED REVENUE	366,374	393,780

ACCRUED EXPENSES	25,406	28,016

DEFERRED TAX LIABILITY, NET	72,552	65,134
Total liabilities	1,022,328	1,085,765

SHAREHOLDERS' EQUITY:
Common stock	2,185	2,177
Additional paid-in capital	666,533	654,109
Retained earnings	314,052	297,067
Accumulated other comprehensive loss	(1,567)	(741)
Total shareholders' equity	981,203	952,612

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,003,531	$2,038,377

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010
REVENUES:
Software license fees	$34,126	$33,330
Maintenance and subscription fees	126,109	116,759
Professional services fees	69,739	56,396

Total revenues	229,974	206,485

OPERATING EXPENSES:
Cost of software license fees	3,536	3,416
Cost of maintenance and subscription fees	16,658	13,287
Cost of professional services	61,953	50,713
Technology development and support	24,701	21,541
Sales and marketing	61,995	57,704
Administrative and general	41,514	37,437

Total operating expenses	210,357	184,098

INCOME FROM OPERATIONS	19,617	22,387

OTHER INCOME, NET	998	865

INCOME BEFORE INCOME TAXES	20,615	23,252

INCOME TAX PROVISION	3,630	10,607

NET INCOME	$16,985	$12,645

Basic earnings per share	$0.08	$0.06

Diluted earnings per share	$0.08	$0.06

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$16,985	$12,645
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	13,015	12,213
Stock award compensation	5,323	5,304
Deferred income taxes	(1,200)	(6,079)
Other	45	336
Net change in assets and liabilities, net of effects from currency fluctuations:
Accounts receivable	64,773	62,573
Prepaid expenses and other current assets	3,787	19,659
Other assets	(6,557)	1,452
Accounts payable and accrued expenses	(31,561)	(35,066)
Deferred revenue	(52,356)	(64,919)
Income taxes	2,952	8,024
Net cash provided by operating activities	15,206	16,142

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of:
Property and equipment	(5,020)	(4,268)
Capitalized software	(3,593)	(4,506)
Net cash used in investing activities	(8,613)	(8,774)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net proceeds from exercise of stock options including excess tax benefits	5,142	2,227
Employee contribution to stock purchase plans	779	719
Repurchase of common stock		(16,160)
Net cash provided by (used in) financing activities	5,921	(13,214)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,108	(5,381)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,622	(11,227)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	180,244	149,897

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$194,866	$138,670

See notes to condensed consolidated financial statements.

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“financial statements”) include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company", “Compuware”, “we”, “our” and “us”). All inter-company balances and transactions have been eliminated in consolidation.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2011, final amounts may differ from these estimates.

In the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2011 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet at March 31, 2011 has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for interim periods are not necessarily indicative of results expected to be achieved for the full fiscal year.

Basis for Revenue Recognition

The Company derives its revenue from licensing software products; providing maintenance and support services for those products; and rendering web performance, professional and application services.

We sometimes enter into arrangements that include both software related deliverables (licensed software products, maintenance services and software related professional services) and non-software deliverables (web performance services, professional services unrelated to our software products or application services). Our web performance services and application services do not qualify as software deliverables because our license grant does not allow the customer the right or capability to take possession of the software. For arrangements that contain both software and non-software deliverables (almost all of these arrangements combine software deliverables with web performance services), in accordance with ASC 605 “Revenue Recognition,” we allocate the arrangement consideration based on fair value using the following hierarchy: vendor specific objective evidence of fair value (“VSOE,” meaning price when sold separately) if available; third-party evidence if VSOE is not available; or best estimated selling price if neither VSOE nor third-party evidence is available. We currently are unable to establish VSOE or third-party evidence for our web performance services or software deliverables. Therefore, we create our best estimate of selling price by evaluating renewal amounts included in a contract, if any, and prices of deliverables sold separately, taking into consideration geography, volume discounts, and transaction size.

Once we have allocated the arrangement consideration between software deliverables and non-software deliverables, we recognize revenue as described in the respective software license fees, maintenance and subscription fees, and professional services fees sections.

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

For revenue arrangements where there is a lack of VSOE for any undelivered elements, license fee revenue is deferred and recognized upon delivery of those elements or when VSOE can be established. When maintenance or software related professional services are the only undelivered elements, the license fee revenue is recognized on a ratable basis over the longer of the maintenance term or the period the software related professional services are expected to be performed. Such transactions include time-based licenses and certain unlimited capacity licenses, as the Company does not sell maintenance for these separately and therefore cannot establish VSOE for the undelivered elements in these arrangements. In order to comply with SEC Regulation S-X, Rule 5-03(b), which requires product, services and other categories of revenue to be displayed separately on the income statement, the Company separates the license fee, maintenance fee and software related professional services fee (which is included in professional services fees) associated with these types of arrangements based on its determination of fair value. The Company applies VSOE for maintenance related to perpetual license transactions and stand alone software related professional services arrangements as a reasonable and consistent approximation of fair value to separate license fee, maintenance fee and software related professional services fee revenue for income statement classification purposes.

The Company offers flexibility to customers purchasing licenses for its products and related maintenance. Terms of these transactions range from standard perpetual license sales that include one year of maintenance to large multi-year (generally two to five years), multi-product contracts. The Company allows deferred payment terms with installments collectible over the term of the contract. Based on the Company’s successful collection history for deferred payments, license fees (net of any financing fees) are generally recognized as revenue as discussed above. In certain transactions where it cannot be concluded that the fee is fixed or determinable due to the nature of the deferred payment terms, the Company recognizes revenue as payments become due. Financing fees are recognized as interest income over the term of the related receivable.

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

Professional services fees

The Company provides a broad range of IT services for mainframe, distributed, web and mobile environments, including mobile computing application development and integration, package software customization, cloud computing consulting, development and integration of legacy systems, IT portfolio management services, enterprise legacy modernization services and application performance management. The Company also offers implementation, consulting and training services in tandem with the Company’s software solutions offerings, which are referred to as software related professional services.

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

Our application services fees are combined with professional services fees in our consolidated statement of operations and consist of fees for our on-demand software and other services. The arrangements do not provide customers the right to take possession of the software at any time, nor do the arrangements contain rights of return. Many of our application services fee contracts include a project fee and ongoing software-as-a-service (“SaaS”) operations (recurring) fees. Projects that have stand-alone value (e.g. other vendors provide similar services), qualify as a separate element of accounting. Therefore, the project fee is recognized as delivered. For those projects that do not have stand-alone value, the revenue is deferred and recognized over the expected period the customer will receive benefit. The recurring fees are deferred upon contract execution and are recognized ratably over the period we expect the customer to receive value.

Deferred revenue

Deferred revenue consists primarily of billed and unbilled maintenance fees related to the future service period of maintenance agreements in effect at the reporting date. Deferred license, subscription and professional services fees are also included in deferred revenue for those arrangements that are being recognized on a ratable basis. Sales commission costs that directly relate to revenue transactions that are deferred are recorded as “prepaid expenses and other current assets” or non-current “other assets,” as applicable, in the condensed consolidated balance sheets and recognized as “sales and marketing” expenses in the condensed consolidated statements of operations over the revenue recognition period of the related customer contracts.

Research and development

Research and development (“R&D”) costs include primarily the cost of programming personnel and amounted to $18.5 million and $17.3 million for the three months ended June 30, 2011 and 2010, respectively. R&D costs related to our software products and web performance services network are reported as “technology development and support” in the condensed consolidated statements of operations and for our application services network, the costs are reported as “cost of professional services”.

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

The Company’s effective tax rate for the three months ended June 30, 2011 was 17.6% compared to 45.6% for the three months ended June 30, 2010. The decrease in the effective tax rate was primarily due to new legislation enacted in the State of Michigan on May 25, 2011 that amends the Income Tax Act to implement a comprehensive set of tax changes effective January 1, 2012. One part of the legislation contained provisions that replaced the current Michigan Business Tax (“MBT”) with a new corporate income tax. Certain credits allowed under the MBT, including the Brownfield Redevelopment (“Brownfield”) tax credit, will continue to be effective under the revised Income Tax Act, which will allow the Company to reduce its future tax liability for the duration of the carryforward period. As a result, the valuation allowance currently associated with the Brownfield deferred tax asset was reversed resulting in a $5.0 million reduction to the Company’s income tax provision during the three months ended June 30, 2011.

The decrease was further impacted by a $2.2 million valuation allowance recorded during the three months ended June 30, 2010 related to the Company’s Brownfield deferred tax asset. During the quarter, the State of Michigan published guidance clarifying the sourcing of services revenues which impacts future taxable income under the Michigan Business Tax. As a result, the Company assessed the ability to utilize these credits prior to expiration and recorded the additional valuation allowance to reduce the carrying value of the Brownfield deferred tax asset to the more likely than not realizable value.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-5, “Presentation of Comprehensive Income.” The ASU disallows the presentation of the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Further, the ASU requires that the statement of net income and the statement of other comprehensive income be presented consecutively within the financial statements, and also that reclassification adjustments between net income and other comprehensive income be included on the face of the financial statements. For public companies, the ASU should be applied retrospectively for fiscal years and interim periods beginning after December 15, 2011. We will adopt the requirements of this ASU starting in the fourth quarter of fiscal 2012.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820).” The amendments in this ASU change the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For public companies, the ASU should be applied prospectively for annual periods beginning after December 15, 2011. We will be adopting this ASU in fiscal 2013. The Company is currently evaluating the impact of this standard on our consolidated financial statements.

Note 2 – Financing Receivables

The Company allows deferred payment terms that exceed one year for customers purchasing licenses (perpetual or time-based) for our software products and the related maintenance services (“multi-year deferred payment arrangements”). A financing receivable exists when the license transfers to the customer or the related maintenance service has been provided (i.e., revenue recognition has occurred) prior to the due date of the related receivable. Our software products financing receivables primarily consist of the perpetual license portion of outstanding multi-year deferred payment arrangements.

Our loans receivables consist of notes due from CareTech, Inc. and ForeSee Results, Inc. (“ForeSee”). During the first quarter of fiscal 2012, the ForeSee loan receivable was modified to extend the payment terms. The modified payment terms require quarterly payments of principal and interest be made through March 31, 2015 at an annual interest rate of 7.0%. The agreement also required ForeSee to make a $2.4 million interest-only payment on the related note during the first quarter of fiscal 2012, reducing the loan receivable balance to $5.6 million as of June 30, 2011.

The following is an analysis of our software products and loans financing receivables aged based on invoice date as of June 30, 2011 and March 31, 2011 (in thousands):

	As of June 30, 2011
			Greater than
	0-29 days	30-90 days	90 days		Total
	past	past	past		financing
	invoice date	invoice date	invoice date	Unbilled	receivables
Pass rating
Software products	$2,474	$328	$609	$40,758	$44,169
Loans				6,849	6,849
Total	2,474	328	609	47,607	51,018

Watch rating
Software products	-	44	137	236	417

Total financing receivables	$2,474	$372	$746	$47,843	$51,435

	As of March 31, 2011
			Greater than
	0-29 days	30-90 days	90 days		Total
	past	past	past		financing
	invoice date	invoice date	invoice date	Unbilled	receivables
Pass rating
Software products	$6,439	$434	$179	$37,971	$45,023
Loans				9,753	9,753
Total	6,439	434	179	47,724	54,776

Watch rating
Software products	-	69	40	280	389

Total financing receivables	$6,439	$503	$219	$48,004	$55,165

As of June 30, 2011 and March 31, 2011, the allowance for credit losses on our financing receivables was $417,000 and $389,000, respectively.

Note 3 - Foreign Currency Transactions and Derivatives

The Company is exposed to foreign exchange rate risks related to assets and liabilities that are denominated in non-local currency and current inter-company balances due to and from the Company’s foreign subsidiaries. We enter into foreign currency forward contracts to sell or buy currencies with the intent of mitigating foreign exchange rate risks related to these balances. The Company did not hedge currency risk related to anticipated revenue or expenses denominated in foreign currency. All foreign exchange derivatives are recognized in the consolidated balance sheets at fair value. See note 4 of the condensed consolidated financial statements for further information.

The foreign currency net gains or (losses) for the three months ended June 30, 2011 and 2010 were $(900,000) and $573,000, respectively. The hedging transaction net (loss) from foreign exchange derivative contracts for the three months ended June 30, 2011 and 2010 was $(256,000) and $(87,000), respectively. These amounts were recorded to “administrative and general” in the condensed consolidated statements of operations.

At June 30, 2011, the Company had derivative contracts maturing through July 2011 to sell $4.5 million and purchase $11.7 million in foreign currencies and had derivative contracts maturing through April 2011 to sell $3.3 million and purchase $5.7 million in foreign currencies at March 31, 2011.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2011
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash equivalents - money market funds	$117,376	$117,376	-	-

Liabilities:

Foreign exchange derivatives	$11	-	$11	-

	As of March 31, 2011
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash equivalents - money market funds	$106,640	$106,640	-	-

Liabilities:

Foreign exchange derivatives	$18	-	$18	-

Non-financial assets such as goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. See note 8 of the condensed consolidated financial statements for further information.

Note 5 - Computation of Earnings per Common Share

Earnings per common share data were computed as follows (in thousands, except per share amounts):

	Three Months Ended
	June 30,
Basic earnings per share:	2011	2010

Numerator:
Net income	$16,985	$12,645

Denominator:
Weighted-average common shares outstanding	218,200	224,538

Basic earnings per share	$0.08	$0.06

Diluted earnings per share:

Numerator:
Net Income	$16,985	$12,645

Denominator:
Weighted-average common shares outstanding	218,200	224,538
Dilutive effect of stock awards	4,748	3,037

Total shares	222,948	227,575

Diluted earnings per share	$0.08	$0.06

During the three months ended June 30, 2011 and 2010, stock awards to purchase a total of 5.1 million and 20.1 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

Note 6 - Comprehensive Income

Other comprehensive income (loss) relates to foreign currency translation adjustments that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows (in thousands):

	Three Months Ended
	June 30,
	2011	2010
Net income	$16,985	$12,645

Foreign currency translation adjustment, net of tax	(826)	3,690

Total comprehensive income	$16,159	$16,335

Note 7 – Stock Benefit Plans and Stock-Based Compensation

Stock benefit plans

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

Stock Options Activity

A summary of option activity under the Company’s stock-based compensation plans as of June 30, 2011, and changes during the three months then ended is presented below (shares and intrinsic value in thousands):

	Three Months Ended
	June 30, 2011
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term in Years	Value
Options outstanding as of March 31, 2011	16,868	$8.18
Granted	3,035	9.45
Exercised	(490)	8.62		$1,197
Forfeited	(9)	10.73
Cancelled/expired	(361)	11.90
Options outstanding as of June 30, 2011	19,043	$8.30	6.62	$28,126

Options vested and expected to vest, net of estimated forfeitures, as of June 30, 2011	17,876	$8.24	6.46	$27,360

Options exercisable as of June 30, 2011	10,265	$7.75	4.93	$20,440

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes option pricing model were as follows:

	Three Months Ended
	June 30,
	2011	2010

Expected volatility	40.20%	42.66%
Risk-free interest rate	2.02%	2.99%
Expected lives at date of grant (in years)	6.0	5.9
Weighted-average fair value of the options granted	$3.91	$3.78

The average fair value of stock options vested during the three months ending June 30, 2011 and 2010 was $4.24 and $4.35 per share, respectively.

Restricted Stock Units and Performance-Based Stock Awards Activity

A summary of non-vested restricted stock units and performance-based stock awards (collectively “Non-vested RSU”) activity under the Company’s 2007 LTIP as of June 30, 2011 and changes during the three months then ended is presented below (shares and intrinsic value in thousands):

	Three Months Ended
	June 30, 2011
		Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value

Non-vested RSU outstanding as of March 31, 2011	3,741
Granted	380	$10.07
Released	(301)		$3,120
Forfeited	-
Non-vested RSU outstanding as of June 30, 2011	3,820

Covisint Corporation 2009 Long-Term Incentive Plan

As of June 30, 2011, there were 135,000 stock options outstanding from the 2009 Covisint LTIP. These options will vest only if, prior to August 26, 2015, Covisint completes an initial public offering (“IPO”) or if there is a change of control of Covisint.

The individuals who received stock options from the 2009 Covisint LTIP were also awarded performance-based restricted stock unit awards (“PSAs”) from the Company’s 2007 LTIP. There were 1.5 million PSAs outstanding as of June 30, 2011. These PSAs will vest only if Covisint does not complete an IPO or a change of control transaction by August 25, 2015, and the Covisint business meets a pre-defined revenue target for any four consecutive calendar quarters ending prior to August 26, 2015.

Stock Awards Compensation

Stock award compensation expense was allocated as follows (in thousands):

	Three Months Ended
	June 30,
	2011	2010
Stock-based compensation classified as:

Cost of maintenance and subscription fees	$156	$60
Cost of professional services	620	237
Technology development and support	330	167
Sales and marketing	1,286	1,778
Administrative and general	2,931	3,062

Total stock-based compensation expense before income taxes	$5,323	$5,304

As of June 30, 2011, total unrecognized compensation cost of $39.4 million, net of estimated forfeitures, related to nonvested equity awards is expected to be recognized over a weighted-average period of approximately 2.90 years.

Note 8 – Goodwill, Capitalized Software and Other Intangible Assets

Goodwill

The Company previously operated in four business segments in the technology industry: products, web application performance management services, professional services and application services. Effective April 1, 2011, the Company realigned its business unit structure which resulted in a change in the Company’s segment reporting and reporting unit structure (see note 9 for additional information). The following reporting units were created as a result of this change: Application Performance Management (“APM”), Mainframe (“MF”), Changepoint (“CP”), Uniface (“UF”), Professional Services (“PS”) and Application Services (“AS”).

As of April 1, 2011, the Company performed a valuation to determine the reallocation of the goodwill balance from the prior period reporting units (products, web performance services, professional services and application services) to the new reporting units based on our estimated relative fair value. This valuation and reallocation resulted in the following:

•
The goodwill balance of $221.1 million related to the products reporting unit as of March 31, 2011 was proportionally allocated to APM, Mainframe, Changepoint and Uniface (collectively “software solutions”) using the estimated relative fair value of each respective reporting unit as of April 1, 2011.

•	The goodwill balance of $219.5 million related to the web performance services reporting unit as of March 31, 2011 is now included within the APM reporting unit.

•
As of March 31, 2011, the professional services reporting unit consisted of traditional professional services and software related professional services. The fiscal 2012 business unit structure realignment transferred the software related professional services to APM, Mainframe, Changepoint and Uniface. As a result, the goodwill balance of $141.8 million related to the professional services reporting unit as of March 31, 2011 was allocated between traditional professional services, APM, Mainframe, Changepoint and Uniface based on the estimated relative fair value of each respective reporting unit as of April 1, 2011. The portion of goodwill allocated to the traditional professional services will be reported in the professional services reporting unit.

•	The goodwill balance of $25.4 million related to the application services reporting unit as of March 31, 2011 will continue to be reported in this reporting unit during fiscal 2012.

The change in the carrying amount of goodwill by reporting unit during the three months ended June 30, 2011 is summarized as follows (in thousands):

	APM	MF	CP	UF	PS	AS	Total
Goodwill as of April 1, 2011	$282,815	$141,020	$22,151	$21,350	$115,044	$25,385	$607,765

Effect of foreign currency translation	(1)	-	-	-	30	-	29

Goodwill as of June 30, 2011	$282,814	$141,020	$22,151	$21,350	$115,074	$25,385	$607,794

Following the allocation of goodwill to the new reporting units, the Company performed impairment evaluations of each reporting unit’s goodwill as of April 1, 2011 which indicated the goodwill carrying values were not impaired.

Capitalized software and other intangible assets

The components of the Company’s capitalized software and other intangible assets are as follows (in thousands):

	As of June 30, 2011

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,472		$4,472

Amortized intangible assets:
Capitalized software
Internally developed	$198,376	(164,659)	$33,717
Purchased	136,462	(126,288)	10,174
Customer relationship	48,795	(17,795)	31,000
Other	11,163	(9,650)	1,513
Total amortized intangible assets	$394,796	$(318,392)	$76,404

	As of March 31, 2011

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,467		$4,467

Amortized intangible assets:
Capitalized software
Internally developed	$194,770	$(161,671)	33,099
Purchased	136,469	(125,118)	11,351
Customer relationship	48,813	(16,729)	32,084
Other	11,162	(9,162)	2,000
Total amortized intangible assets	$391,214	$(312,680)	$78,534

Capitalized software includes the costs of internally developed software technology and software technology purchased through acquisitions. Internally developed capitalized software costs and capitalized purchased software technology are being amortized over periods up to five years.

Customer relationship agreements were related to acquisition activity and are being amortized over periods up to ten years.

Other amortized intangible assets include amortizable trademarks and patents relating to acquisition activity and are being amortized over periods up to three years.

Unamortized trademarks were acquired as part of the Covisint and Changepoint acquisitions in fiscal 2004 and fiscal 2005. These trademarks are deemed to have an indefinite life.

Amortization of intangible assets

Amortization expense of capitalized software, customer relationship and other intangible assets were as follows (in thousands):

	Three Months Ended
	June 30,
	2011	2010
Amortized intangible assets:
Capitalized software
Internally developed	$2,975	$2,738
Purchased	1,182	1,216
Customer relationship	1,087	1,130
Other	488	466

Total amortization expense	$5,732	$5,550

Capitalized software amortization related to our on-premises software is reported as “Cost of software license fees”, amortization related to our web performance services (Gomez SaaS) is reported as “Cost of maintenance and subscription” and amortization related to our application services (Covisint SaaS) is reported as “Cost of professional services” in the condensed consolidated statements of operations.

Customer relationship amortization related to our software solutions segments is reported as “Sales and marketing” and amortization related to our application services segment is reported as “Cost of professional services” in the condensed consolidated statements of operations.

Based on the capitalized software, customer relationship and other intangible assets recorded through June 30, 2011, the annual amortization expense over the next five fiscal years is expected to be as follows (in thousands):

	Fiscal Year Ended March 31,
	2012	2013	2014	2015	Thereafter
Amortized intangible assets:
Capitalized software	$16,681	$13,634	$10,112	$4,814	$2,813
Customer relationship	4,212	3,835	3,788	3,788	16,460
Other	1,473	487	40	-	-

Total amortization expense	$22,366	$17,956	$13,940	$8,602	$19,273

Note 9 – Segment Information

The Company previously operated in four business segments: products, web application performance management services, professional services and application services. Effective April 1, 2011, the Company realigned its business unit structure which had the following effect: (1) the former products segment split into four new segments: Application Performance Management, Mainframe, Changepoint and Uniface; (2) the former web performance services segment (Gomez SaaS solution) is combined with Gomez on-premises software (formerly Vantage) and reported within the APM segment; and (3) the operating results of our software related services are reported within APM, Mainframe, Changepoint and Uniface, as applicable (previously reported in the Professional Services segment).

As a result of these changes, Compuware now has six business segments: APM, Mainframe, Changepoint, Uniface, Professional Services and Application Services.

This business unit structure gives the Company better visibility and control over the operations of the business and increases its market agility, enabling it to more effectively capitalize on market conditions and competitive advantages to maximize revenue growth and profitability. The segment presentation in the prior period has been recast to conform to the current presentation of the business segments. This change did not have an impact on previously reported consolidated financial results.

The Company’s products and services are offered worldwide to the largest IT organizations across a broad spectrum of technologies, including mainframe, distributed, Internet and mobile platforms and provide the following capabilities:

•
APM includes Gomez SaaS and on-premises solutions. The SaaS solutions are designed to test and monitor the performance, availability and quality of companies’ web and mobile applications. The on-premises solutions provide detailed application insight that identifies and helps correct the causes of poor application performance within client workstations, network, server, Java and .NET environments.

•
Mainframe solutions are designed to improve the productivity of development, maintenance and support teams in application analysis, testing, defect detection and remediation, fault management, file and data management, data compliance and application performance management specifically within IBM mainframe environments.

•
Changepoint is a business portfolio management and professional services automation solution that addresses the needs of executives within technology companies, enterprise IT and professional services organizations, allowing for management of the entire customer lifecycle, as well as for improved process efficiency, planning and visibility across program, project and product portfolios.

•
Uniface is a rapid application development environment for building, renewing and integrating the largest and most complex enterprise applications. Uniface enables enterprises to meet increasing demand for developing complex, secure and global Web 2.0 applications, deployable on any platform including the cloud.

•
IT professional services include a broad range of IT services for mainframe, distributed and mobile environments, including mobile computing application development and integration, package software customization, cloud computing consulting, and development and integration of legacy systems.

•
Application services, marketed under the brand name “Covisint” and provided on a SaaS platform, use business-to-business applications to integrate vital business information and processes between partners, customers and suppliers.

The Company evaluates the performance of its segments based primarily on operating profit before certain charges such as internal information system support, finance, human resources, legal, administration and other corporate charges (“unallocated expenses”). The allocation of income taxes is not evaluated at the segment level. Financial information for the Company’s business segments was as follows (in thousands):

	Three Months Ended
	June 30, 2011
							Unallocated
	APM	MF	CP	UF	PS	AS	Expenses	Total

Software license fees	$11,453	$18,698	$1,994	$1,981	$-	$-	$-	$34,126

Maintenance and subscription fees	37,094	76,975	4,302	7,738	-	-	-	126,109

Professional services fees	6,966	1,833	3,670	1,206	39,897	16,167	-	69,739

Total revenues	55,513	97,506	9,966	10,925	39,897	16,167	-	229,974

Operating expenses	69,439	24,076	11,362	5,400	31,589	16,834	51,657	210,357

Income (loss) from operations	$(13,926)	$73,430	$(1,396)	$5,525	$8,308	$(667)	$(51,657)	$19,617

	Three Months Ended
	June 30, 2010
							Unallocated
	APM	MF	CP	UF	PS	AS	Expenses	Total

Software license fees	$14,232	$14,708	$2,352	$2,038	$-	$-	$-	$33,330

Maintenance and subscription fees	28,445	77,741	3,551	7,022	-	-	-	116,759

Professional services fees	4,158	1,646	3,519	980	34,854	11,239	-	56,396

Total revenues	46,835	94,095	9,422	10,040	34,854	11,239	-	206,485

Operating expenses	56,795	23,752	11,288	4,687	29,804	10,477	47,295	184,098

Income (loss) from operations	$(9,960)	$70,343	$(1,866)	$5,353	$5,050	$762	$(47,295)	$22,387

The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly such information is not provided.

Financial information regarding geographic operations is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2011	2010
Revenues:
United States	$149,239	$132,156
Europe and Africa	54,604	48,338
Other international operations	26,131	25,991
Total revenues	$229,974	$206,485

Note 10 - Debt

The Company had no long term debt at June 30, 2011 and March 31, 2011.

On June 30, 2011, the Company amended the unsecured revolving credit agreement (the “credit facility”) with Comerica Bank and other lenders. Under the amendment, the Company exercised its right to increase the revolving line of credit from $150 million to $200 million. The amendment reduces the amount the Company can increase the revolving line of credit to an additional $100 million (previously $150 million) subject to receiving further commitments from lenders and certain other conditions. The credit facility expires on November 1, 2012.

On July 1, 2011, Compuware borrowed $129.5 million under the credit facility to partially fund the acquisition of dynaTrace software, Inc. (see note 12).

The credit facility contains various covenant requirements, including limitations on liens; indebtedness; mergers, consolidations and acquisitions; asset sales; dividends; investments, loans and advances from the Company; transactions with affiliates; and limits additional borrowing outside of the facility to $250 million. The credit facility is also subject to maximum total debt to EBITDA and minimum fixed charge coverage financial covenants. The Company was in compliance with the covenants under the credit facility at June 30, 2011.

Any borrowings under the credit facility bear interest at the prime rate or the Eurodollar rate, at the Company’s option, plus the applicable margin (which is based on the level of maximum total debt to EBITDA ratio). The Company pays a quarterly facility fee on the credit facility based on the applicable margin grid.

Note 11 – Contingencies

The Company is subject to various legal actions and claims incidental to its business. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance. It is the opinion of management that the outcome of such matters will not have a material impact on the Company’s financial position, results of operations or cash flows as of June 30, 2011.

Note 12 – Subsequent Event

On July 1, 2011, the Company acquired all of the outstanding capital stock of dynaTrace software, Inc. (“dynaTrace”) for approximately $256 million in cash, plus approximately $300,000 of direct acquisition costs. In addition, certain unvested options exercisable for shares of dynaTrace common stock issued to dynaTrace employees prior to the acquisition were converted into options to receive shares of Compuware common stock under the same terms and conditions.

dynaTrace was a privately-held company whose technology provides the ability to continuously track business transactions and provide exact identification of performance problems, enhancing our Gomez on-premises software solutions.

The initial purchase accounting for the assets, liabilities, items of consideration and the pro forma historical results is incomplete due to the short period of time between the purchase date and filing date of this report.

The purchase price was funded with the Company’s existing cash resources and borrowings of $129.5 million under its credit facility described in note 10.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Compuware Corporation
Detroit, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of June 30, 2011, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Compuware Corporation and subsidiaries as of March 31, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 27, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
August 5, 2011

COMPUWARE CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is intended to provide an understanding of our financial condition, changes in financial condition, cash flow, liquidity and results of operations. The MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere in this report and our annual report on Form 10-K for the fiscal year ended March 31, 2011, particularly “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”. References to years are to fiscal years ended March 31.

In this section, we first discuss our results of operations on a business unit and segment basis. We evaluate segment performance based primarily on operating profit before certain charges such as internal information system support, finance, human resources, legal, administration and other corporate charges (“operating margin”). Following the segment discussion, we then provide a separate discussion of the material period-to-period changes in our operating expenses, other income and income taxes as reflected on our income statement.

We previously operated in four business segments in the technology industry: products, web application performance management services, professional services and application services. Effective April 1, 2011, we realigned our business unit structure which had the following effect on our segments: (1) the former products segment split into four new segments: Application Performance Management (“APM”), Mainframe, Changepoint and Uniface; (2) the former web performance services segment (“Gomez SaaS” solution) is combined with Gomez on-premises software (formerly Vantage) and reported within the APM segment; and (3) the operating results of our software related professional services (“software related services”) are reported within APM, Changepoint, Mainframe and Uniface, as applicable (previously reported in the Professional Services segment).

As a result of these changes, we now have six business segments: APM, Mainframe (“MF”), Changepoint (“CP”), Uniface (“UF”), Professional Services (“PS”) and Application Services (“AS”). These segments are described in detail in note 9 to the condensed consolidated financial statements.

This business unit structure gives us better visibility and control over the operations of our business and increases our market agility, enabling us to more effectively capitalize on market conditions and competitive advantages to maximize revenue growth and profitability. The segment presentation in the prior period has been revised to conform to the current presentation of our reportable segments. The change in reporting segments had no impact on previously reported consolidated financial results.

We collectively refer to the solutions offered within our APM, Mainframe, Changepoint and Uniface segments as “software solutions”. In order to provide a supplementary view of this business, aggregated financial data for our software solutions is presented herein.

COMPUWARE CORPORATION AND SUBSIDIARIES

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

The material risks and uncertainties that we believe affect us are summarized below. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties discussed elsewhere in this report and the other reports we file with the Securities and Exchange Commission (see for example Item 1A Risk Factors in our 2011 Form 10-K), as well as other risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial, may also impair business operations. This report is qualified in its entirety by these risk factors and those listed below. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and shareholders could lose all or part of their investment.

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

Summary of Risk Factors

•	A substantial portion of our mainframe segment revenue is dependent on our customers’ continued use of International Business Machines Corporation and IBM-compatible products.

•	Our software solutions revenue is dependent on the acceptance of our pricing structure for software licenses, maintenance services and web performance services.

•	Maintenance revenue could continue to decline.

•
The markets for web performance services (Gomez SaaS) are at an early stage of development with emerging competitors. If these markets do not develop or develop more slowly than we expect, or if there is an increase in competition, our revenue may decline or fail to grow.

•	The success of our APM solutions, including First Mile, is dependent on customer acceptance of these offerings.

•	Changes to our organizational structure can be disruptive and may negatively impact our results of operations.

COMPUWARE CORPORATION AND SUBSIDIARIES

•
The market for application services (Covisint SaaS) is in its early stages of development with emerging competitors. As the market matures, competition may increase and could have a material negative impact on our results of operations.

•	If we are not successful in implementing our professional services strategy, our operating margins may decline materially.

•
We may fail to achieve our forecasted financial results due to inaccurate sales forecasts or other unpredictable factors. If we fail to meet the expectations of analysts or investors, our stock price could decline substantially.

•	Economic uncertainties or slowdowns may reduce demand for our products and services, which may have a material negative effect on our revenues and operating results.

•
Defects or disruptions in our web performance services (Gomez SaaS) or application services (Covisint SaaS) networks or interruptions or delays in service would impair the delivery of our on-demand services and could diminish demand for our services and subject us to substantial liability.

•
Future changes in the U.S. domestic automotive manufacturing business could reduce demand for our professional services and application services, which may have a material negative effect on our revenues and operating results.

•
If the fair value of our long-lived assets deteriorates below the carrying value of these assets, recognition of an impairment loss would be required, which could materially and adversely affect our financial results.

•	Our software technology may infringe upon the proprietary rights of others.

•	Our results could be materially and adversely affected by increased competition, pricing pressures and technological changes within the software solutions market.

•	The market for professional services is highly competitive, fragmented and characterized by low barriers to entry.

•	We must develop or acquire product enhancements and new products to succeed.

•	Acquisitions may be difficult to integrate, disrupt our business or divert the attention of our management and may result in financial results that are different than expected.

•	We are exposed to exchange rate risks on foreign currencies and to other international risks that may adversely affect our business and results of operations.

•	Current laws may not adequately protect our proprietary rights.

•	The loss of certain key employees and technical personnel or our inability to hire additional qualified personnel could have a material adverse effect on our business.

•	Unanticipated changes in our effective tax rates, or exposure to additional income tax liabilities, could affect our profitability.

COMPUWARE CORPORATION AND SUBSIDIARIES

•	Our stock repurchase plan may be suspended or terminated at any time, which may result in a decrease in our stock price.

•
Acts of terrorism, acts of war and other unforeseen events may cause damage or disruption to us or our customers, which could materially and adversely affect our business, financial condition and operating results.

•	Our articles of incorporation, bylaws and rights agreement as well as certain provisions of Michigan law may have an anti-takeover effect.

OVERVIEW

We deliver value to businesses by providing on-premises software products; web performance services and application services through software-as-a-service (“SaaS”) platforms; and professional services that improve the performance of information technology organizations.

Our primary source of profitability and cash flow is the sale of our mainframe productivity tools (“mainframe”) that are used within our customers’ mainframe computing environments for fault diagnosis, file and data management, application performance monitoring and application debugging. Over the past few years, we have experienced lower volumes of software license transactions for our mainframe solutions causing our mainframe product revenues to decline. Changes in our current customer IT computing environments and spending habits have impacted their need for additional mainframe computing capacity. In addition, increased competition and pricing pressures have had a negative impact on our revenues. Customers utilize our products to reduce operating costs, increase programmer productivity and create a smooth transition to the next generation of mainframe environment programmers. We will continue to make strategic enhancements to our mainframe solutions through research and development investments with the goal of meeting customer needs and maintaining a maintenance renewal rate in excess of 90%. The cash flow generated from our mainframe business supports the growth of our business.

We have identified the APM market as a primary source of revenue growth. Web, mobile and cloud applications and the complex distributed applications delivery chain supporting them have become increasingly critical to a company’s brand awareness, revenue growth and overall market share. Because of this, the market for APM solutions is significant and growing rapidly. Our APM solutions are marketed under the brand name “Gomez” and provide our customers with on-premises software (“Gomez on-premises”) and SaaS platform based web application performance services (“Gomez SaaS”). These solutions ensure the optimal performance of our customer’s enterprise, web, streaming, mobile and cloud applications. We are investing in our APM solutions with the goal of providing solutions that are best-in-class within the APM market. Specifically, our investments include: (1) enhancements to our global web performance services network with specific focus on ease of use, time-to-value and data analytics in mobile application performance capabilities and in video streaming performance; (2) enhancements to our First Mile to Last Mile solution which combines our on-premises software and SaaS solution into a single platform that provides performance metrics for cloud, web and data center applications in a consolidated dashboard; and (3) the acquisition of dynaTrace software, Inc. (“dynaTrace”) in July 2011, which provides the ability to continuously track business transactions and provide exact identification of performance problems, enhancing our Gomez software solutions.

COMPUWARE CORPORATION AND SUBSIDIARIES

We have also identified the secured collaboration services market as a source to grow revenue. Technology has allowed business communities, organizations and systems to globally connect and share vital information, applications and processes across their internal and extended enterprises. Our application services, which are marketed under the brand name “Covisint” and provided on a SaaS platform, create an environment that simplifies and secures this collaboration atmosphere. Our Covisint services are utilized primarily in the automotive and healthcare industries. The need for these services is growing, particularly in the healthcare industry as hospitals, physicians and the United States government move towards establishing electronic patient health and medical records that will require secured computerized databases and environments for storing and sharing of information.

We also continue to enhance our Changepoint and Uniface solutions primarily through research and development expenditures.

Our Changepoint solution provides a single automated solution for professional services organizations to forecast and plan, as well as, manage resources, projects and client engagements. In addition, for project-centric organizations, Changepoint provides a cohesive and consolidated view of projects, investments, resources and applications to help manage the entire business portfolio.

Our Uniface solution is mature with over 25 years on the market. Uniface is a rapid application development environment for building, renewing and integrating the latest complex enterprise applications. Our strategy with the Uniface solution is to enhance the product with additional features making it more effective for enterprise applications and to expand the capabilities of the product to other technology applications.

The professional services reporting segment recently went through a business transformation and is now focused on achieving modest revenue growth and high operating margins by delivering high quality solutions and resources to our customers that meet their application development to project management needs. Our goal is to provide the expertise, best practices and agility needed to meet our customers’ critical technology challenges. Areas of growth that we have identified are cloud and mobile application development services. Enhancing our competencies in these areas provides us an opportunity to continue growing the segment’s revenue and operating margin.

COMPUWARE CORPORATION AND SUBSIDIARIES

Quarterly Update

The following occurred during the first quarter of 2012:

•	Realigned our business segments into the following six reportable segments: Application Performance Management, Mainframe, Changepoint, Uniface, Professional Services and Application Services.
•
Realized an increase of $23.5 million or 11.4% in revenue during the first quarter of 2012 as compared to the prior year due to $9.4 million increase in maintenance and subscription fees and a $13.3 million increase in professional services fees (see “Business Segment Analysis” for additional information).

•
Experienced a decrease in operating margin to 8.5% during the first quarter of 2012 compared to 10.8% in the first quarter of 2011. The decrease was primarily due to our continued investments in the APM business and increases in administrative and general costs, partially offset by operating margin improvement in our professional services business (see “Business Segment Analysis” for additional information).

•	Realized an increase of $13.5 million or 8.4% in software solutions revenue during the first quarter of 2012 compared to the prior year led by the APM and Mainframe businesses.
•
Experienced a decrease in software solutions operating margin to 36.6% in the first quarter of 2012 compared to 39.8% during the first quarter of 2011 primarily due to increased investments within our APM business.

•	Realized an increase in professional services segment operating margin to 20.8% in the first quarter of 2012 from 14.5% during the first quarter of 2011.
•	Experienced a decrease in application services segment operating margin to negative 4.1% in the first quarter of 2012 from 6.8% during the first quarter of 2011.
•	Experienced a decline in our effective tax rate during the first quarter of 2012 to 17.6% due to changes to the State of Michigan Income Tax Act that were enacted in May 2011.
•	Temporarily suspended our stock repurchase program during the quarter. Future purchases will be dependent on our cash position and market conditions.

Our ability to execute our strategies and achieve our objectives is subject to a number of risks and uncertainties. See "Forward-Looking Statements".

COMPUWARE CORPORATION AND SUBSIDIARIES

BUSINESS SEGMENT ANALYSIS

The following table sets forth, for the periods indicated, certain business segment operational data. We evaluate the performance of our segments based primarily on operating profit before certain charges such as internal information system support, finance, human resources, legal, administration and other corporate charges (“unallocated expenses”). Comparisons are to the comparable period of the prior year. Financial information for our business segments was as follows (in thousands):

	Software Solutions							Unallocated
Three Months Ended:	APM	MF	CP	UF	Total	PS	AS	Expenses	Total

June 30, 2011

Total revenues	$55,513	$97,506	$9,966	$10,925	$173,910	$39,897	$16,167		$229,974

Operating expenses	69,439	24,076	11,362	5,400	$110,277	31,589	16,834	51,657	210,357

Income (loss) from operations *	$(13,926)	$73,430	$(1,396)	$5,525	$63,633	$8,308	$(667)	$(51,657)	$19,617

Operating margin %	(25.1%)	75.3%	(14.0%)	50.6%	36.6%	20.8%	(4.1%)	N/A	8.5%

June 30, 2010

Total revenues	$46,835	$94,095	$9,422	$10,040	$160,392	$34,854	$11,239		$206,485

Operating expenses	56,795	23,752	11,288	4,687	$96,522	29,804	10,477	47,295	184,098

Income (loss) from operations *	$(9,960)	$70,343	$(1,866)	$5,353	$63,870	$5,050	$762	$(47,295)	$22,387

Operating margin %	(21.3%)	74.8%	(19.8%)	53.3%	39.8%	14.5%	6.8%	N/A	10.8%

* Unallocated expenses were $51.7 million and $47.3 million, respectively, for the first quarter of 2012 and 2011.

Software Solutions as a Group

Our software solutions are comprised of the following business segments: (1) Application Performance Management; (2) Mainframe; (3) Changepoint; and (4) Uniface.

Revenue associated with our software solutions consists of software license fees, maintenance fees, subscription fees and professional services fees (software related services). Software solutions revenues are presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2011	2010	Change
Software license fees	$34,126	$33,330	2.4%
Maintenance fees	106,985	103,487	3.4%
Subscription fees	19,124	13,272	44.1%
Professional services fees	13,675	10,303	32.7%
Total software solutions revenue	$173,910	$160,392	8.4%

COMPUWARE CORPORATION AND SUBSIDIARIES

Software license fees (“license fees”) increased $800,000, which included a positive impact from foreign currency fluctuations of $2.4 million. Excluding the impact from currency, license fees declined by $1.6 million. The decrease was due to a decline in Gomez on-premises software; partially offset by growth in our mainframe solutions (see the APM and Mainframe sections within “Software Solutions by Business Segment” for more details).

During the first quarter of 2012 and 2011, for software license transactions that were required to be recognized ratably, we deferred $2.9 million and $7.0 million, respectively, of license fees relating to such transactions that closed during the period. We recognized as license fees $13.6 million and $15.3 million of previously deferred license revenue during the first quarter of 2012 and 2011, respectively, relating to such transactions that closed and had been deferred prior to the beginning of the period.

Maintenance fees increased $3.5 million, which included a positive impact from foreign currency fluctuations of $6.1 million. Excluding the impact from currency, maintenance fees declined by $2.6 million. Although we continue to experience a high maintenance renewal rate with our current mainframe customers, the decline in mainframe license transactions during 2010 and 2011 is impacting mainframe maintenance revenue as new or growth customers are not entirely replacing the maintenance revenue loss from the non-renewed or reduced capacity mainframe maintenance arrangements. The decline was partially offset by an increase in Gomez on-premises software maintenance fees as demand for APM solutions continues to increase.

Subscription fees increased $5.9 million primarily as a result of increased customer demand for web application monitoring tools such as our Gomez SaaS solution over the past twelve months.

Professional services fees related to our software related services increased $3.4 million. The increase primarily occurred within our APM business unit as demand for our APM solutions continues to grow.

Software solutions revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2011	2010
United States	$95,967	$88,005
Europe and Africa	53,011	47,378
Other international operations	24,932	25,009
Total software solutions revenue	$173,910	$160,392

COMPUWARE CORPORATION AND SUBSIDIARIES

Software Solutions by Business Segment

Application Performance Management

The financial results of operations for our APM segment were as follows (in thousands):

	Three Months Ended
	June 30,		%
	2011	2010	Chg
Revenue
Software license fees	$11,453	$14,232	(19.5%)
Maintenance fees	18,433	15,173	21.5%
Subscription fees	18,661	13,272	40.6%
Professional services fees	6,966	4,158	67.5%
Total revenue	$55,513	$46,835	18.5%

Operating expenses	69,439	56,795	22.3%

Loss from operations	$(13,926)	$(9,960)	(39.8%)

Operating margin %	(25.1%)	(21.3%)

APM segment revenue increased $8.7 million as customer demand for APM solutions increased subscription fees related to Gomez SaaS solutions and maintenance fees associated with Gomez on-premises software. These increases were partially offset by a decline in Gomez on-premises license fees. In the prior year, we closed a significant transaction with an U.S. automotive customer that resulted in $2.7 million of license fees being recorded during the first quarter of 2011.

Operating expenses increased $12.6 million as we continue to make investments in our APM solutions by hiring developers and sales personnel, and continue to increase the capacity of our web application services network in order to capitalize on the growth of the APM industry. However, the costs associated with these investments during the quarter exceeded revenue growth, which had a negative impact on our operating margin.

COMPUWARE CORPORATION AND SUBSIDIARIES

Mainframe

The financial results of operations for our Mainframe segment were as follows (in thousands):

	Three Months Ended
	June 30,		%
	2011	2010	Chg
Revenue
Software license fees	$18,698	$14,708	27.1%
Maintenance fees	76,975	77,741	(1.0%)
Professional services fees	1,833	1,646	11.4%
Total revenue	$97,506	$94,095	3.6%

Operating expenses	24,076	23,752	1.4%

Income from operations	$73,430	$70,343	4.4%

Operating margin %	75.3%	74.8%

Mainframe segment revenue increased $3.4 million as a result of two significant license transactions (a financial services company and government entity) that closed during the first quarter of 2012 that had originally been anticipated to close in the fourth quarter of 2011. The financial services contract resulted in $2.4 million of license fees. A portion of the government contract was closed during the first quarter of 2012 for $2.0 million in license fees. We anticipate a larger component of the government contract to close during the second quarter of 2012.

The operating margin improvement was primarily due to the increase in software license fees.

COMPUWARE CORPORATION AND SUBSIDIARIES

Changepoint

The financial results of operations for our Changepoint segment were as follows (in thousands):

	Three Months Ended
	June 30,		%
	2011	2010	Chg
Revenue
Software license fees	$1,994	$2,352	(15.2%)
Maintenance fees	3,839	3,551	8.1%
Subscription fees	463	-	N/A
Professional services fees	3,670	3,519	4.3%
Total revenue	$9,966	$9,422	5.8%

Operating expenses	11,362	11,288	0.7%

Loss from operations	$(1,396)	$(1,866)	25.2%

Operating margin %	(14.0%)	(19.8%)

The Changepoint segment revenue increased $600,000 primarily due to growth in maintenance and subscription fees. The improvement in operating margin relates primarily to the increase in revenue as expenses were relatively unchanged period to period.

COMPUWARE CORPORATION AND SUBSIDIARIES

Uniface

The financial results of operations for our Uniface segment were as follows (in thousands):

	Three Months Ended
	June 30,		%
	2011	2010	Chg
Revenue
Software license fees	$1,981	$2,038	(2.8%)
Maintenance fees	7,738	7,022	10.2%
Professional services fees	1,206	980	23.1%
Total revenue	$10,925	$10,040	8.8%

Operating expenses	5,400	4,687	15.2%

Income from operations	$5,525	$5,353	3.2%

Operating margin %	50.6%	53.3%

The Uniface segment revenue increased $900,000 primarily due to foreign currency impact on revenue. Operating expenses increased $700,000 as we invested in our development and customer support groups to pursue the segment’s growth objectives and also due to the impact of foreign currency changes. The disproportionate increase in costs associated with our investments had a negative impact on our operating margin.

Professional Services

The financial results of operations for our professional services segment were as follows (in thousands):

	Three Months Ended
	June 30,		%
	2011	2010	Chg

Professional services fees	$39,897	$34,854	14.5%

Operating expenses	31,589	29,804	6.0%

Income from operations	$8,308	$5,050	64.5%

Operating margin %	20.8%	14.5%

The professional services segment fees increased $5.0 million primarily due to an increase in application development service demand within the financial services industry. Operating expense increased $1.8 million primarily due to increased staffing levels and increases in subcontractor costs to manage the growth of the business. The improvement in operating margin was due to increases in average billing rates and staff utilization.

COMPUWARE CORPORATION AND SUBSIDIARIES

Professional services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2011	2010
United States	$39,379	$34,335
Europe and Africa	517	282
Other international operations	1	237
Total products segment revenue	$39,897	$34,854

Application Services

The financial results of operations for our application services segment were as follows (in thousands):

	Three Months Ended
	June 30,		%
	2011	2010	Chg

Application services fees	$16,167	$11,239	43.8%

Operating expenses	16,834	10,477	60.7%

Income (loss) from operations	$(667)	$762	(187.5%)

Operating margin %	(4.1%)	6.8%

The application services segment fees increased $5.0 million due to growth from automotive customers as the industry has stabilized from the recent economic downturn, and due to continued expansion into the healthcare industry. We anticipate demand in the healthcare industry will continue to grow as hospitals, physicians and the United States government move towards establishing electronic patient health and medical records which will require secure computerized databases and environments for storing and sharing of information. Our application services are designed to meet this demand and will be a factor in the future growth of the application services segment.

As of June 30, 2011, backlog for the application services segment was $143.9 million and represents contractually committed arrangements for the next five years that have yet to be recognized, and up to three years of anticipated revenue associated with certain annual contracts that we believe are highly likely to be renewed.

Operating expense increased $6.4 million as we continue to make investments in our Covisint business by hiring developers, customer support and sales personnel, and continue to increase the capacity of our global application services network in anticipation of capitalizing on the growth of the secured collaboration services market.

COMPUWARE CORPORATION AND SUBSIDIARIES

We continue to invest in order to manage the growth in this segment. These investments have proportionally exceeded revenue growth causing the decline in our operating margin.

Application services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2011	2010
United States	$13,893	$9,816
Europe and Africa	1,076	678
Other international operations	1,198	745
Total application services segment revenue	$16,167	$11,239

Unallocated Expenses

Costs related to internal information system support, finance, human resources, legal, administration and other corporate charges are not allocated to our business units when management analyzes business unit operating results.

Unallocated expenses are presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2011	2010	Change
Unallocated expenses	$51,657	$47,295	9.2%

Unallocated expenses increased $4.4 million primarily due to an increase in administrative and general expense. See “Administrative and General” within the “Operating Expenses” section for additional information.

COMPUWARE CORPORATION AND SUBSIDIARIES

OPERATING EXPENSES

Our operating expenses include cost of software license fees; cost of maintenance and subscription fees; cost of professional services; technology development and support costs; sales and marketing expenses; and administrative and general expenses. These expenses are described below without regard to the relevant segment(s) to which they are allocated.

Cost of Software License Fees

Cost of software license fees includes amortization of capitalized software, the cost of duplicating and disseminating products to customers, including associated hardware costs, and the cost of author royalties.

Cost of software license fees is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2011	2010	Change
Cost of software license fees	$3,536	$3,416	3.5%

Percentage of software license fees	10.4%	10.2%

Cost of Maintenance and Subscription Fees

Cost of maintenance and subscription fees consists of the direct costs allocated to maintenance and product support such as helpdesk and technical support; amortization of capitalized software, depreciation and maintenance expense associated with our web performance services network related computer equipment; data center costs; and payments to individuals for tests conducted from their Internet-connected personal computers (“peer”).

Cost of maintenance and subscription fees is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2011	2010	Change
Cost of maintenance and subscription fees	$16,658	$13,287	25.4%

Percentage of maintenance and subscription fees	13.2%	11.4%

The $3.4 million increase was due to the following: (1) a $1.1 million increase in customer support costs primarily due to the hiring of additional employees to support the growth of the APM business segment; (2) a $900,000 increase in data center and peer costs as we continue to make investments in our Gomez SaaS global network; and (3) a $840,000 increase in development costs related to maintenance upgrades primarily to our Gomez on-premises and Changepoint products.

COMPUWARE CORPORATION AND SUBSIDIARIES

The increase in the cost of maintenance and subscription fees as a percentage of maintenance and subscription fees was primarily due to incremental maintenance activities related to our on-premises software solutions (e.g. customer support and maintenance upgrades) proportionally exceeding the increase in maintenance fees.

Cost of Professional Services

Cost of professional services consist primarily of personnel-related costs of providing professional and application services, including billable and technical staff, subcontractors and sales personnel.

Cost of professional services fees is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2011	2010	Change
Total cost of professional services fees	$61,953	$50,713	22.2%

Percentage of professional services fees	88.8%	89.9%

The $11.2 million increase was due to the following: (1) a $8.3 million increase in salary and benefit costs of which $6.3 million primarily related to the hiring of additional developers, sales and customer support personnel to support the growth of the application services business segment and $2.0 million related primarily to the hiring of billable staff to support the growth of the professional services segment; and (2) a $2.7 million increase in subcontractor costs to support the growth in our professional services business segment.

COMPUWARE CORPORATION AND SUBSIDIARIES

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

Technology development and support costs incurred internally and capitalized during the first quarter of 2012 and 2011 were as follows (in thousands):

	Three Months Ended
	June 30,
	2011	2010	Change
Technology development and support costs incurred	$27,128	$25,392	6.8%

Capitalized internal software costs	(2,427)	(3,851)	(37.0%)

Technology development and support costs expensed	$24,701	$21,541	14.7%

Technology development and support costs expensed as a percentage of software solutions revenue	14.2%	13.4%

The $1.7 million increase in technology development and support costs before capitalized internal software costs primarily related to higher salary and benefit costs due to the hiring of developers and customer support personnel to support the growth of the APM business segment and, to a lesser extent, annual wage increases and a negative impact from currency fluctuations as the U.S. dollar weakened against non-U.S. currencies.

The $1.4 million decrease in capitalized internal software costs relates primarily to a decline in the number of products that are in the technological feasibility phase primarily Gomez on-premises and Changepoint solutions.

COMPUWARE CORPORATION AND SUBSIDIARIES

Sales and Marketing

Sales and marketing costs consist primarily of personnel related costs associated with product sales, sales support and marketing for our product offerings.

Sales and marketing costs are presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2011	2010	Change
Sales and marketing costs	$61,995	$57,704	7.4%

Percentage of software solutions revenue	35.6%	36.0%

The $4.3 million increase primarily relates to an increase in salary and benefits due to the following: (1) a $2.1 million increase within our European operations due to severance charges related to certain employee terminations during the first quarter of 2012 and (2) a $2.0 million increase in salary and benefits due to annual wage increases and a negative impact from currency fluctuations as the U.S. dollar weakened against non-U.S. currencies.

Administrative and General

Administrative and general expenses consist primarily of costs associated with the corporate executive, finance, human resources, administrative, legal, communications and investor relations departments. In addition, administrative and general expenses include all facility-related costs, such as rent, building depreciation, maintenance and utilities, associated with our worldwide offices.

Administrative and general expenses are presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2011	2010	Change
Administrative and general expenses	$41,514	$37,437	10.9%

The $4.1 million increase was due to the following: (1) a $1.6 million negative currency impact primarily related to assets and liabilities that are denominated in non-local currency; (2) a $1.0 million increase in bonus expense; (3) a $600,000 increase in building rent expense; and (4) a $300,000 increase in legal expense associated with the dynaTrace acquisition.

COMPUWARE CORPORATION AND SUBSIDIARIES

OTHER INCOME (EXPENSES)

Other income, net (“other income”) consists primarily of interest income realized from our cash and cash equivalents, interest earned on our financing receivables and income generated from our investment in a partially owned company.

Other income is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2011	2010	Change
Other income	$998	$865	15.4%

INCOME TAXES

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements and net operating loss and credit carryforwards.

Income tax provision and effective tax rate is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2011	2010	Change
Income tax provision	$3,630	$10,607	(65.8%)

Effective tax rate	17.6%	45.6%

The income tax provision was $3.6 million and $10.6 million, respectively, during the first quarter of 2012 and 2011 representing an effective tax rate of 17.6% and 45.6%, respectively.

The decrease in the effective tax rate was primarily due to new legislation enacted in the State of Michigan on May 25, 2011 that amends the Income Tax Act to implement a comprehensive set of tax changes effective January 1, 2012. One part of the legislation contained provisions that replaced the current Michigan Business Tax (“MBT”) with a new corporate income tax. Certain credits allowed under the MBT, including the Brownfield Redevelopment (“Brownfield”) tax credit, will continue to be effective under the revised Income Tax Act, which will allow us to reduce our future tax liability for the duration of the carryforward period. As a result, the valuation allowance currently associated with this Brownfield deferred tax asset was reversed resulting in a $5.0 million reduction to our income tax provision during the first quarter of 2012.

The effective tax rate decrease from the prior year was further impacted by a $2.2 million valuation allowance recorded during the first quarter of 2011 related to our Brownfield deferred tax asset. During the quarter, the State of Michigan published guidance clarifying the sourcing of services revenues which impacts future taxable income under the Michigan Business Tax. As a result, the Company assessed the ability to utilize these credits prior to expiration and recorded the additional valuation allowance to reduce the carrying value of the Brownfield deferred tax asset to the more likely than not realizable value.

COMPUWARE CORPORATION AND SUBSIDIARIES

RESTRUCTURING COSTS AND ACCRUAL

There were no restructuring actions taken during the first quarter of 2012.

At this time, there are no initiatives that require us to incur restructuring charges; however, unanticipated future conditions or events may require us to reassess the need for new restructuring initiatives.

COMPUWARE CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2011. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our annual report on Form 10-K for the year ended March 31, 2011 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2011.

Goodwill Impairment Evaluation

Effective April 1, 2011, the Company realigned its business unit structure which resulted in a change in the Company’s segment reporting (see note 9 for additional information) and reporting unit structure. The following reporting units were created as a result of this change: Application Performance Management, Mainframe, Changepoint, Uniface, Professional Services and Application Services.

As of April 1, 2011, the Company performed a valuation to determine the reallocation of the goodwill balance from the prior period reporting units (products, web performance services, professional services and application services) to the new reporting units based on our estimated relative fair value. See note 8 for additional information.

The goodwill balance by reporting unit as of April 1, 2011 is presented as follows (in thousands):

	APM	MF	CP	UF	PS	AS	Total
Goodwill as of April 1, 2011	$282,815	$141,020	$22,151	$21,350	$115,044	$25,385	$607,765

We evaluated our goodwill for impairment on a reporting unit basis at April 1, 2011. This evaluation indicated that none of our reporting units were at risk of failing step one of our goodwill impairment analysis. The professional services reporting unit’s estimated fair value exceeded the reporting unit’s carrying value by 15% at April 1, 2011.

We continue to believe the risk of future goodwill impairment for the professional services reporting unit, which has a goodwill balance of $114.0 million at June 30, 2011, is low due to the improvement in the reporting unit’s operating margin. There has been no triggering event since April 1, 2011. See “Professional Services” above for information on the segment’s results of operations.

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

The events and circumstances that could negatively affect our key assumptions for the professional services reporting unit and the analysis of fair value include the following:

•	Our inability to achieve sales productivity at a level to achieve the profitability in the forecast period.
•	Failure of our billable staff to meet their utilization or billable rate targets.
•	Our inability to hire and retain sales, technical and management personnel.
•	Negative changes in the United States and global economies.
•	Increased competition and pricing pressures within the professional services market.

COMPUWARE CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, cash and cash equivalents totaled $194.9 million, compared to $180.2 million at March 31, 2011.

Net cash provided by operating activities

Net cash provided by operating activities during the first three months of 2012 was $15.2 million, a decrease of $900,000 from the first three months of 2011. The decrease was primarily due to the following: (1) a $21 million reduction in cash provided from the IBM settlement as the payment during the first quarter of 2011 was the last payment under that arrangement; (2) a $15 million increase in employee compensation payments primarily due to staff increases to support the growth of our APM and Covisint business; and to a lesser extent annual wage increases, partially offset by a decrease in bonus payments during the first quarter of 2012 as compared to same period from the prior year; and (3) a $3 million increase in payments to subcontractors primarily associated with our professional and application services businesses. The decrease in cash provided by operating activities was partially offset by a $38 million increase in cash received from customers primarily due to the growth in our APM, professional services and application services businesses.

The condensed consolidated statements of cash flows compute net cash from operating activities using the indirect cash flow method. Therefore non-cash adjustments and net changes in assets and liabilities (net of effects from currency fluctuations) are adjusted from net income to derive net cash from operating activities.

Changes in accounts receivable and deferred revenue have typically represented the most significant adjustments to net income to arrive at operating cash flow as we allow for deferred payment terms on multi-year products contracts. The increase from the net change in accounts receivable was $2.2 million and primarily related to the timing of billings from multi-year product arrangements during the first quarter of 2012 compared to the first quarter of 2011. The increase from the net change in deferred revenue was $12.6 million and primarily related to the increase in mainframe maintenance contracts during the first quarter of 2012 compared to first quarter of 2011.

The other significant change in our reconciliation of net income to derive net cash from operating activities during the first quarter of 2012 as compared to the same period of 2011 was the decrease from the net change in prepaid expenses and other current assets of $15.9 million. This was primarily due to the IBM settlement payment received during the first quarter of 2011 which was the last payment received pursuant to that settlement.

We believe our existing cash resources and cash flow from operations will be sufficient to meet operating cash needs for the foreseeable future.

COMPUWARE CORPORATION AND SUBSIDIARIES

Net cash used in investing activities

Net cash used in investing activities during the first quarter of 2012 was $8.6 million, relatively unchanged from the first quarter of 2011.

On July 1, 2011, we acquired dynaTrace for approximately $256.0 million, which will enhance our Gomez on-premises solutions. We used $126.5 million of available cash resources and financed $129.5 million to complete the acquisition. This acquisition is discussed in note 12 of the condensed consolidated financial statements included in this report, but is not otherwise reflected in our financial statements for the first quarter of 2012.

We will continue to evaluate business acquisition opportunities that fit our strategic plans. If the cash consideration for a future acquisition or combination of acquisitions were to exceed our operating cash balance resources, we would likely utilize our credit facility again and may need to seek additional financing.

Net cash provided by financing activities

Net cash provided by financing activities during the first quarter of 2012 was $5.9 million. Net cash used in financing activities during the first quarter of 2011 was $13.2 million, resulting in a net increase to cash of $19.1 million.

The increase was primarily due to the following: (1) we did not repurchase stock during the first quarter of 2012, which accounted for $16.2 million of the change; and (2) a $2.9 million increase in cash received from employees exercising stock options.

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

As of June 30, 2011, approximately $243 million remains authorized for future purchases under the Discretionary Plan.

In anticipation of the acquisition of dynaTrace, we temporarily suspended repurchases under the Discretionary Plan beginning in the first quarter of 2012 and will reassess the repurchase program initiative during the third quarter of 2012. Our long-term goal is to reduce our outstanding common share count to approximately 200 million shares, though we may adjust our goals based on our cash position and market conditions. Share repurchases under the Discretionary Plan are funded primarily through our operating cash flow and, if needed, funds from our credit facility. We reserve the right to change the timing and volume of our repurchases at any time without notice. Our standard quarterly black-out period commences 10 business days prior to the end of each quarter and terminates one full market day following the public release of our operating results for the period.

The Company has an unsecured revolving credit agreement (the “credit facility”) with Comerica Bank and other lenders to provide leverage for the Company if needed. On June 30, 2011, we amended the credit facility and exercised our right to increase the revolving line of credit from $150 million to $200 million. The amendment reduces the amount by which we can increase the revolving line of credit in the future to an additional $100 million (previously $150 million). Any such increases remain subject to receiving further commitments from lenders and certain other conditions. The credit facility expires on November 1, 2012.

COMPUWARE CORPORATION AND SUBSIDIARIES

We had no borrowings under the credit facility as of June 30, 2011, but on July 1, 2011, we borrowed $129.5 million under the credit facility to partially fund the dynaTrace acquisition. See notes 10 and 12 of the condensed consolidated financial statements included in this report for further discussion of the credit facility and the dynaTrace acquisition.

Recently Issued Accounting Pronouncements

See Note 1 of the condensed consolidated financial statements included in this report for recently issued accounting pronouncements that may affect the Company.

COMPUWARE CORPORATION AND SUBSIDIARIES

CONTRACTUAL OBLIGATIONS

Our contractual obligations are described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our annual report on Form 10-K for the year ended March 31, 2011. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business since the end of 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. There have been no material changes to our foreign exchange risk management strategy or our investment standards subsequent to March 31, 2011. Therefore, the market risks remain substantially unchanged since we filed the annual report on Form 10-K for the fiscal year ending March 31, 2011.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 1A. Risk Factors

For information regarding risk factors affecting us, see “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. There have been no material changes to the risk factors previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of common stock for the quarter ended June 30, 2011.

COMPUWARE CORPORATION AND SUBSIDIARIES

Item 6. Exhibits

  Exhibit
Number	Description of Document

2.11
Agreement and Plan of Merger by and among Compuware Corporation, Compuware Acquisition Corp., dynaTrace software, Inc. and the Stockholder Representative dated as of July 1, 2011 (Company’s second Form 8-K dated July 8, 2011).

4.8	Consent and First Amendment to Credit Agreement dated June 30, 2011 (Company’s Form 8-K dated July 11, 2011).

10.130	Compuware Executive Incentive Agreement – Corporate (Company’s first Form 8-K dated July 8, 2011).

10.131	Form of Stock Option Agreement (Company’s first Form 8-K dated July 8, 2011).

10.132	Stock Option Agreement dated June 20, 2011 granting an option to purchase 2,500,000 shares of Compuware common stock to Joseph R. Angileri.

10.133	Stock Option Agreement dated June 20, 2011 granting an option to purchase 500,000 shares of Compuware common stock to Joseph R. Angileri.

10.134	Restricted Stock Unit Award Agreement dated June 20, 2011 between Compuware Corporation and Joseph R. Angileri.

15	Independent Registered Public Accounting Firm’s Awareness Letter

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

COMPUWARE CORPORATION AND SUBSIDIARIES

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

COMPUWARE CORPORATION

Date:	August 5, 2011	By: /s/ Robert C. Paul

Robert C. Paul
Chief Executive Officer
(duly authorized officer)

Date:	August 5, 2011	By: /s/ Laura L. Fournier

Laura L. Fournier
Executive Vice President,
Chief Financial Officer and
Treasurer
(principal financial officer and
principal accounting officer)