Form 10-Q
period 2011-09-30
COMPUWARE CORP
filed 2011-11-07
CIK 859014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):         Large accelerated filer  ☒           Accelerated filer ☐ Non-accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

As of November 3, 2011, there were outstanding 218,395,433 shares of Common Stock, par value $.01, of the registrant.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)
	September 30,	March 31,
ASSETS	2011	2011

CURRENT ASSETS:
Cash and cash equivalents	$63,866	$180,244
Accounts receivable, net	433,506	474,479
Deferred tax asset, net	44,173	40,756
Income taxes refundable	5,540	6,815
Prepaid expenses and other current assets	30,357	40,446
Total current assets	577,442	742,740

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	330,079	333,166

CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	121,310	83,001

ACCOUNTS RECEIVABLE	200,028	206,887

DEFERRED TAX ASSET, NET	42,366	35,754

GOODWILL	803,289	607,765

OTHER ASSETS	37,430	29,064

TOTAL ASSETS	$2,111,944	$2,038,377

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$21,943	$18,931
Accrued expenses	92,937	105,242
Income taxes payable	22,670	12,286
Deferred revenue	421,897	462,376
Total current liabilities	559,447	598,835

LONG TERM DEBT	125,600	-

DEFERRED REVENUE	329,212	393,780

ACCRUED EXPENSES	27,715	28,016

DEFERRED TAX LIABILITY, NET	78,639	65,134
Total liabilities	1,120,613	1,085,765

SHAREHOLDERS' EQUITY:
Common stock	2,184	2,177
Additional paid-in capital	674,318	654,109
Retained earnings	334,723	297,067
Accumulated other comprehensive loss	(19,894)	(741)
Total shareholders' equity	991,331	952,612

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,111,944	$2,038,377

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES:
Software license fees	$61,711	$45,613	$95,837	$78,943
Maintenance and subscription fees	128,181	122,007	254,290	238,766
Professional services fees	70,804	58,249	140,543	114,645

Total revenues	260,696	225,869	490,670	432,354

OPERATING EXPENSES:
Cost of software license fees	4,770	3,267	8,306	6,683
Cost of maintenance and subscription fees	17,547	13,265	34,205	26,552
Cost of professional services	65,935	51,296	127,888	102,009
Technology development and support	26,740	21,893	51,441	43,434
Sales and marketing	65,577	56,507	127,572	114,211
Administrative and general	41,967	38,780	83,481	76,217

Total operating expenses	222,536	185,008	432,893	369,106

INCOME FROM OPERATIONS	38,160	40,861	57,777	63,248

OTHER INCOME (EXPENSE), NET	(8)	862	990	1,727

INCOME BEFORE INCOME TAXES	38,152	41,723	58,767	64,975

INCOME TAX PROVISION	15,473	15,731	19,103	26,338

NET INCOME	$22,679	$25,992	$39,664	$38,637

Basic earnings per share	$0.10	$0.12	$0.18	$0.17

Diluted earnings per share	$0.10	$0.12	$0.18	$0.17

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2011	2010
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$39,664	$38,637
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	28,770	24,505
Stock award compensation	11,983	9,195
Deferred income taxes	3,024	(627)
Other	125	416
Net change in assets and liabilities, net of effects from currency fluctuations and acquisitions:
Accounts receivable	41,669	49,767
Prepaid expenses and other current assets	5,913	16,822
Other assets	(7,232)	745
Accounts payable and accrued expenses	(10,048)	(28,040)
Deferred revenue	(95,571)	(104,230)
Income taxes	13,461	6,171
Net cash provided by operating activities	31,758	13,361

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of:
Business, net of cash acquired	(249,337)	(15,715)
Property and equipment	(12,189)	(7,528)
Capitalized software	(13,137)	(9,826)
Other	(500)	-
Net cash used in investing activities	(275,163)	(33,069)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings	161,200	-
Payments on borrowings	(35,600)	-
Net proceeds from exercise of stock options including excess tax benefits	6,498	3,241
Employee contribution to stock purchase plans	1,403	1,232
Repurchase of common stock	(3,308)	(59,015)
Net cash provided by (used in) financing activities	130,193	(54,542)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,166)	1,621

NET DECREASE IN CASH AND CASH EQUIVALENTS	(116,378)	(72,629)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	180,244	149,897

CASH AND CASH EQUIVALENTS AT END OF PERIOD	63,866	77,268

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at September 30, 2011, final amounts may differ from these estimates.

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

We sometimes enter into arrangements that include both software related deliverables (licensed software products, maintenance services or software related professional services) and non-software deliverables (web performance services, professional services unrelated to our software products or application services). Our web performance services and application services do not qualify as software deliverables because our license grant does not allow the customer the right or capability to take possession of the software. For arrangements that contain both software and non-software deliverables (almost all of these arrangements combine software deliverables with web performance services), in accordance with ASC 605 “Revenue Recognition,” we allocate the arrangement consideration based on fair value using the following hierarchy: vendor specific objective evidence of fair value (“VSOE,” meaning price when sold separately) if available; third-party evidence if VSOE is not available; or best estimated selling price if neither VSOE nor third-party evidence is available. We currently are unable to establish VSOE or third-party evidence for our web performance services or software deliverables. Therefore, we create our best estimate of selling price by evaluating renewal amounts included in a contract, if any, and prices of deliverables sold separately, taking into consideration geography, volume discounts, and transaction size.

Once we have allocated the arrangement consideration between software deliverables and non-software deliverables, we recognize revenue as described in the respective software license fees, maintenance and subscription fees, and professional services fees sections.

In order for a transaction to be eligible for revenue recognition, the following revenue criteria must be met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. We evaluate collectability based on past customer history, external credit ratings and payment terms within various customer agreements.

Software license fees

The Company's software license agreements provide our customers with a right to use our software perpetually (perpetual licenses) or during a defined term (time-based licenses).

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

Maintenance and subscription fees

The Company’s maintenance arrangements allow customers to receive technical support and advice, including problem resolution services and assistance in product installation, error corrections and any product enhancements released during the maintenance period. The first year of maintenance is generally included with all license agreements. Maintenance fees are recognized ratably over the term of the maintenance arrangements, which may range from one to five years.

Subscription fees relate to arrangements that permit our customers to access and utilize our web performance services. We evaluate collectability based on past customer history, external credit ratings and payment terms within various customer agreements. Subscription fees are deferred upon contract execution and are recognized ratably over the term of the subscription.

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

Our application services fees are combined with professional services fees in our consolidated statement of operations and consist of fees for our on-demand software and other services. The arrangements do not provide customers the right to take possession of the software at any time, nor do the arrangements contain rights of return. Many of our application services fee contracts include a project fee and ongoing software-as-a-service (“SaaS”) operations (recurring) fees. Projects that have stand-alone value (e.g. other vendors provide similar services), qualify as a separate element of accounting. Therefore, the project fee is recognized as delivered. For those projects that do not have stand-alone value, the revenue is deferred and recognized over the expected period the customer will receive benefit. The recurring fees are recognized over the applicable service period.

Deferred revenue

Deferred revenue consists primarily of billed and unbilled maintenance fees related to the future service period of maintenance arrangements in effect at the reporting date. Deferred license and subscription services are also included in deferred revenue for those arrangements that are being recognized on a ratable basis. Sales commission costs that directly relate to revenue transactions that are deferred are recorded as “prepaid expenses and other current assets” or non-current “other assets,” as applicable, in the condensed consolidated balance sheets and recognized as “sales and marketing” expenses in the condensed consolidated statements of operations over the revenue recognition period of the related customer contracts.

Research and development

Research and development (“R&D”) costs include primarily the cost of programming personnel and amounted to $21.1 million and $18.1 million for the three months ended September 30, 2011 and 2010, respectively, and $39.6 million and $35.4 million for the six months ended September 30, 2011 and 2010, respectively. R&D costs related to our software products and web performance services network are reported as “technology development and support” in the condensed consolidated statements of operations and for our application services network, the costs are reported as “cost of professional services”.

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

The Company’s effective tax rate for the six months ended September 30, 2011 was 32.5% compared to 40.5% for the six months ended September 30, 2010. The decrease in the effective tax rate was primarily due to legislation enacted in the State of Michigan in May 2011 that amended the Income Tax Act to implement a comprehensive set of tax changes effective January 2012. One part of the legislation contains provisions that replaced the current Michigan Business Tax (“MBT”) with a new corporate income tax. Certain credits allowed under the MBT, including the Brownfield Redevelopment (“Brownfield”) tax credit, will continue to be effective under the revised Income Tax Act. This allows the Company to reduce its future tax liability for the duration of the credit carryforward period. The Brownfield tax credit was originally awarded to the Company in 2003 when it moved its headquarters to the City of Detroit.  Upon enactment of the MBT in 2008, the Company established a deferred tax asset for the Brownfield tax credits, assessed the ability to utilize such credits prior to expiration and recorded a valuation allowance to reduce the carrying value of the Brownfield deferred tax asset to the more likely than not realizable value.  As a result of the May 2011 legislation, the valuation allowance associated with the Brownfield deferred tax asset was reversed resulting in a $5.0 million reduction to the Company’s income tax provision for the six months ended September 30, 2011. The decrease was further impacted by a $2.2 million increase to the valuation allowance recorded during the six months ended September 30, 2010 to reduce the carrying value of the Brownfield deferred tax asset to the more likely than not realizable value based upon our analysis and the then existing tax laws.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820).” The amendments in this ASU change the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For public companies, the ASU should be applied prospectively for annual periods beginning after December 15, 2011.  We are currently evaluating the impact of this standard on our consolidated financial statements and plan to adopt this ASU in fiscal 2013.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350).” The amendments in this ASU allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the first step of the two-step impairment test. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity must perform additional impairment testing.  Otherwise, performing the two-step impairment test is not necessary.  This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We are evaluating the impact this will have on our assessment of goodwill and considering whether we will early adopt this ASU. This ASU is required to be adopted in fiscal 2013.

Note 2 – Acquisition

On July 1, 2011, the Company acquired all of the outstanding capital stock of dynaTrace software, Inc. (“dynaTrace”), through a merger of dynaTrace with a wholly owned subsidiary of the Company, for $255.8 million in cash, plus approximately $300,000 of direct acquisition costs recorded to “Administrative and general” expense. dynaTrace was a privately-held company whose technology enables continuous tracking of business transactions and provides exact identification of performance problems, enhancing our Gomez On-premises software solutions.  The assets and liabilities acquired have been recorded at their estimated fair values as of the purchase date. The purchase price exceeded the estimated fair value of the acquired assets and liabilities by $210.9 million, which was recorded to goodwill. The estimated fair value of intangible assets subject to amortization totaled $42.0 million, of which $28.5 million, $9.8 million and $3.7 million related to developed technology, trade names, and customer relationships with a useful life of five, three and ten years, respectively.  The purchase price was funded with the Company’s existing cash resources and borrowings of $129.5 million under its credit facility described in Note 11.

Compuware acquired dynaTrace to obtain the technology described above.  The acquisition price in excess of the identifiable assets (goodwill) is a result of our expected synergies from the acquisition which are primarily related to expansion of the dynaTrace sales channel. In addition, we plan to integrate this technology with our Gomez On-premises and SaaS offerings and expand the dynaTrace sales channel into all of our sales channels including our direct sales force, inside sales force and independent distributors and partners.

The operations of dynaTrace will be managed as part of our APM business unit going forward.  Therefore, financial activity and goodwill are included in the APM segment and reporting unit, respectively.

This acquisition was considered immaterial for disclosure of supplemental pro forma information of the acquiree since the acquisition date.

Note 3 – Financing Receivables

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

Our loans receivable consist of notes due from CareTech, Inc. and ForeSee Results, Inc. (“ForeSee”). During the first quarter of fiscal 2012, the ForeSee loan receivable was modified to extend the payment terms. The modified payment terms require quarterly payments of principal and interest be made through March 31, 2015 at an annual interest rate of 7.0%. The agreement also required ForeSee to make a $2.4 million payment on the related note during the first quarter of fiscal 2012, reducing the loan receivable balance to $5.6 million as of September 30, 2011.

The following is an analysis of our software products and loaned financing receivables aged based on invoice date as of September 30, 2011 and March 31, 2011 (in thousands):

	As of September 30, 2011
			Greater than
	0-29 days	30-90 days	90 days		Total
	past	past	past		financing
	invoice date	invoice date	invoice date	Unbilled	receivables
Pass rating
Software products	$2,724	$941	$26	$38,198	$41,889
Loans				6,378	6,378
Total	2,724	941	26	44,576	48,267

Watch rating
Software products	-	-	137	190	327

Total financing receivables	$2,724	$941	$163	$44,766	$48,594

	As of March 31, 2011
			Greater than
	0-29 days	30-90 days	90 days		Total
	past	past	past		financing
	invoice date	invoice date	invoice date	Unbilled	receivables
Pass rating
Software products	$6,439	$434	$179	$37,971	$45,023
Loans				9,753	9,753
Total	6,439	434	179	47,724	54,776

Watch rating
Software products	-	69	40	280	389

Total financing receivables	$6,439	$503	$219	$48,004	$55,165

As of September 30, 2011 and March 31, 2011, the allowance for credit losses on our financing receivables was $327,000 and $389,000, respectively.

Note 4 - Foreign Currency Transactions and Derivatives

The Company is exposed to foreign exchange rate risks related to assets and liabilities that are denominated in non-local currency and current inter-company balances due to and from the Company’s foreign subsidiaries. We enter into foreign currency forward contracts to sell or buy currencies with the intent of mitigating foreign exchange rate risks related to these balances. The Company does not hedge currency risk related to anticipated revenue or expenses denominated in foreign currency. All foreign exchange derivatives are recognized in the consolidated balance sheets at fair value. See Note 5 of the condensed consolidated financial statements for further information.

The foreign currency net gains or (losses) for the three months ended September 30, 2011 and 2010 were $1.5 million and $(1.2) million, respectively, and for the six months ended September 30, 2011 and 2010 were $569,000 and $(666,000), respectively. The hedging transaction net gain (loss) from foreign exchange derivative contracts for the three months ended September 30, 2011 and 2010 was $(332,000) and $106,000, respectively, and for the six months ended September 30, 2011 and 2010 was $(588,000) and $19,000, respectively. These amounts were recorded to “administrative and general” in the condensed consolidated statements of operations.

The Company had derivative contracts maturing through October 2011 to sell $1.7 million and purchase $10.3 million in foreign currencies at September 30, 2011 and had derivative contracts maturing through April 2011 to sell $3.3 million and purchase $5.7 million in foreign currencies at March 31, 2011.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2011
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash equivalents - money market funds	$3,100	$3,100	-	-

Liabilities:

Foreign exchange derivatives	$33	-	$33	-

	As of March 31, 2011
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash equivalents - money market funds	$106,640	$106,640	-	-

Liabilities:

Foreign exchange derivatives	$18	-	$18	-

Non-financial assets such as goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. See note 9 of the condensed consolidated financial statements for further information.

Note 6 - Computation of Earnings per Common Share

Earnings per common share data were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Basic earnings per share:	2011	2010	2011	2010

Numerator:
Net income	$22,679	$25,992	$39,664	$38,637

Denominator:
Weighted-average common shares outstanding	218,521	221,280	218,373	222,900

Basic earnings per share	$0.10	$0.12	$0.18	$0.17

Diluted earnings per share:

Numerator:
Net income	$22,679	$25,992	$39,664	$38,637

Denominator:
Weighted-average common shares outstanding	218,521	221,280	218,373	222,900
Dilutive effect of stock awards	3,604	3,114	4,439	3,071

Total shares	222,125	224,394	222,812	225,971

Diluted earnings per share	$0.10	$0.12	$0.18	$0.17

During the three and six months ended September 30, 2011, stock awards to purchase a total of approximately 14.1 million and 8.4 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive. During the three and six months ended September 30, 2010, stock awards to purchase a total of approximately 19.6 million and 19.9 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

Note 7 - Comprehensive Income

Other comprehensive income (loss) relates to foreign currency translation adjustments that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$22,679	$25,992	$39,664	$38,637

Foreign currency translation adjustment, net of tax	(18,327)	(1,263)	(19,153)	2,427

Total comprehensive income	$4,352	$24,729	$20,511	$41,064

Note 8 – Stock Benefit Plans and Stock-Based Compensation

Stock Benefit Plans

The Company has the following stock benefit plans: (1) the Amended and Restated 2007 Long Term Incentive Plan (“2007 LTIP”) allows the Company’s Compensation Committee to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or restricted stock unit awards and cash incentive awards to employees and directors of the Company; (2) the Employee Stock Purchase Plan allows participating U.S. and Canadian employees the right to have up to 10% of their compensation withheld to purchase Company common stock at a 5% discount; and (3) the Employee Stock Ownership Plan and Trust (“ESOP”) allows the Company to make contributions to the ESOP for the benefit of substantially all U.S. employees.

During the 2011 annual meeting of shareholders, 13.5 million additional common shares were authorized to be registered under the 2007 LTIP. These additional shares were registered during the second quarter of 2012, which increased the aggregate amount of common shares reserved by the Company for issuance under the 2007 LTIP to 41.5 million as of September 30, 2011 (less shares previously issued).

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

Stock Option Activity

A summary of option activity under the Company’s stock-based compensation plans as of September 30, 2011, and changes during the six months then ended is presented below (shares and intrinsic value in thousands):

	Six Months Ended
	September 30, 2011
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term in Years	Value
Options outstanding as of March 31, 2011	16,868	$8.18
Granted	7,796	8.05
Exercised	(684)	8.22		$1,624
Forfeited	(227)	8.84
Cancelled/expired	(679)	12.19
Options outstanding as of September 30, 2011	23,074	$8.00	7.10	$13,561

Options vested and expected to vest, net of estimated forfeitures, as of September 30, 2011	21,228	$7.95	6.93	$13,095

Options exercisable as of September 30, 2011	10,406	$7.63	4.90	$6,470

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes option pricing model were as follows:

	Six Months Ended
	September 30,
	2011	2010

Expected volatility	39.87%	42.56%
Risk-free interest rate	1.72%	2.75%
Expected lives at date of grant (in years)	5.8	6.0
Weighted-average fair value of the options granted	$4.04	$3.71

The average fair value of stock options vested during the six months ending September 30, 2011 and 2010 was $4.58 and $4.42 per share, respectively.

Restricted Stock Units and Performance-Based Stock Awards Activity

A summary of non-vested restricted stock units and performance-based stock awards (collectively “Non-vested RSU”) activity under the Company’s 2007 LTIP as of September 30, 2011 and changes during the six months then ended is presented below (shares and intrinsic value in thousands):

	Six Months Ended
	September 30, 2011
		Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value

Non-vested RSU outstanding as of March 31, 2011	3,741
Granted	1,286	$9.85
Released	(313)		$3,210
Forfeited	(7)
Non-vested RSU outstanding as of September 30, 2011	4,707

Covisint Corporation 2009 Long-Term Incentive Plan

As of September 30, 2011, there were 135,000 stock options outstanding from the 2009 Covisint LTIP. These options will vest only if, prior to August 26, 2015, Covisint completes an initial public offering (“IPO”) or if there is a change of control of Covisint.

The individuals who received stock options from the 2009 Covisint LTIP were also awarded performance-based restricted stock unit awards (“PSAs”) from the Company’s 2007 LTIP. There were 1.5 million PSAs outstanding as of September 30, 2011. These PSAs will vest only if Covisint does not complete an IPO or a change of control transaction by August 25, 2015, and the Covisint business meets a pre-defined revenue target for any four consecutive calendar quarters ending prior to August 26, 2015.

Stock Awards Compensation

Stock award compensation expense was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock-based compensation classified as:

Cost of maintenance and subscription fees	$306	$99	$462	$159
Cost of professional services	555	255	1,175	492
Technology development and support	750	348	1,080	515
Sales and marketing	1,767	1,152	3,053	2,930
Administrative and general	3,282	2,037	6,213	5,099

Total stock-based compensation expense before income taxes	$6,660	$3,891	$11,983	$9,195

As of September 30, 2011, total unrecognized compensation cost of $52.1 million, net of estimated forfeitures, related to nonvested equity awards is expected to be recognized over a weighted-average period of approximately 2.82 years.

Note 9 – Goodwill, Capitalized Software and Other Intangible Assets

Goodwill

In previous fiscal years, the Company operated in four business segments in the technology industry: products, web application performance management services, professional services and application services. Effective April 1, 2011, the Company realigned its business unit structure which resulted in a change in the Company’s segment reporting and reporting unit structure (see Note 10 for additional information). The following reporting units were created as a result of this change: Application Performance Management (“APM”), Mainframe (“MF”), Changepoint (“CP”), Uniface (“UF”), Professional Services (“PS”) and Application Services (“AS”).

As of April 1, 2011, the Company performed a valuation to determine the reallocation of the goodwill balance from the prior period reporting units (products, web performance services, professional services and application services) to the new reporting units based on our estimated relative fair value. This valuation and reallocation resulted in the following as of April 1, 2011:

•
The goodwill balance of $221.1 million related to the products reporting unit as of March 31, 2011 was proportionally allocated to APM, Mainframe, Changepoint and Uniface (collectively “software solutions”) using the estimated relative fair value of each respective reporting unit.

•	The goodwill balance of $219.5 million related to the web performance services reporting unit is now included within the APM reporting unit.

•
As of March 31, 2011, the professional services reporting unit consisted of traditional professional services and software related professional services. The fiscal 2012 business unit structure realignment transferred the software related professional services to APM, Mainframe, Changepoint and Uniface. As a result, the goodwill balance of $141.8 million related to the professional services reporting unit was allocated between traditional professional services, APM, Mainframe, Changepoint and Uniface based on the estimated relative fair value of each respective reporting unit. The portion of goodwill allocated to the traditional professional services is reported in the professional services reporting unit.

•	The goodwill balance of $25.4 million related to the Covisint application services reporting unit continues to be reported in the application services reporting unit during fiscal 2012.

Following the allocation of goodwill to the new reporting units, the Company performed impairment evaluations of each reporting unit’s goodwill as of April 1, 2011 which indicated the goodwill carrying values were not impaired.  There has been no triggering event since April 1, 2011.

The change in the carrying amount of goodwill by reporting unit during the six months ended September 30, 2011 is summarized as follows (in thousands):

	APM	MF	CP	UF	PS	AS	Total
Goodwill as of April 1, 2011	$282,815	$141,020	$22,151	$21,350	$115,044	$25,385	$607,765

Acquisition (1)	210,908	-	-	-	-	-	210,908

Effect of foreign currency translation	(14,814)	(106)	(17)	(16)	(431)		(15,384)

Goodwill as of September 30, 2011	$478,909	$140,914	$22,134	$21,334	$114,613	$25,385	$803,289

 (1)The Company acquired dynaTrace on July 1, 2011. See Note 2 for information related to the purchase accounting that resulted in the recording of goodwill.

Capitalized software and other intangible assets

The components of the Company’s capitalized software and other intangible assets are as follows (in thousands):

	As of September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,403		$4,403

Amortized intangible assets:
Capitalized software
Internally developed	$203,745	(167,835)	$35,910
Purchased (1)	167,001	(128,647)	38,354
Customer relationship (2)	52,064	(18,797)	33,267
Other (2)	20,271	(10,895)	9,376
Total amortized intangible assets	$443,081	$(326,174)	$116,907

	As of March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,467		$4,467

Amortized intangible assets:
Capitalized software
Internally developed	$194,770	$(161,671)	33,099
Purchased	136,469	(125,118)	11,351
Customer relationship	48,813	(16,729)	32,084
Other	11,162	(9,162)	2,000
Total amortized intangible assets	$391,214	$(312,680)	$78,534

(1) In July 2011, the Company acquired developed technology valued at $28.5 million as part of the dynaTrace acquisition (see Note 2 for additional information). Additionally, the Company acquired developed technology valued at $4.2 million during fiscal 2012.

(2) In July 2011, the Company acquired customer relationship agreements valued at $3.7 million and trade names valued at $9.8 million as part of the dynaTrace acquisition (see Note 2 for additional information).

Capitalized software includes the costs of internally developed software technology and software technology purchased through acquisitions. Internally developed capitalized software costs and capitalized purchased software technology are being amortized over periods up to five years.

Customer relationship agreements are related to acquisition activity and are being amortized over periods up to ten years.

Other amortized intangible assets include amortizable trademarks and patents relating to acquisition activity and are being amortized over periods up to three years.

Unamortized trademarks were acquired as part of the Covisint and Changepoint acquisitions in fiscal 2004 and fiscal 2005. These trademarks are deemed to have an indefinite life.

Amortization of intangible assets

Amortization expense of capitalized software, customer relationship and other intangible assets were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Amortized intangible assets:
Capitalized software
Internally developed	$3,185	$2,706	$6,160	$5,444
Purchased	2,545	1,119	3,727	2,335
Customer relationship	1,176	1,089	2,263	2,219
Other	1,287	469	1,775	935

Total amortization expense	$8,193	$5,383	$13,925	$10,933

Capitalized software amortization related to our product software is reported as “Cost of software license fees”, amortization related to our web performance services (Gomez SaaS) is reported as “Cost of maintenance and subscription” and amortization related to our application services (Covisint SaaS) is reported as “Cost of professional services” in the condensed consolidated statements of operations.

Customer relationship amortization related to our software solutions segments is reported as “Sales and marketing” and amortization related to our application services segment is reported as “Cost of professional services” in the condensed consolidated statements of operations.

Amortization expense associated with trademarks and trade names is reported as “Administrative and general” in the condensed consolidated statements of operations.

Based on the capitalized software, customer relationship and other intangible assets recorded through September 30, 2011, the annual amortization expense over the next four fiscal years and thereafter is expected to be as follows (in thousands):

	Fiscal Year Ended March 31,
	2012	2013	2014	2015	Thereafter
Amortized intangible assets:
Capitalized software	$22,035	$20,760	$17,248	$12,097	$12,011
Customer relationship	4,477	4,179	4,132	4,132	18,610
Other	3,790	3,524	3,078	759	-

Total amortization expense	$30,302	$28,463	$24,458	$16,988	$30,621

Note 10 – Segment Information

In previous fiscal years, the Company operated in four business segments: products, web application performance management services, professional services and application services. Effective April 1, 2011, the Company realigned its business unit structure which had the following effect: (1) the former products segment split into four new segments: Application Performance Management, Mainframe, Changepoint and Uniface; (2) the former web performance services segment (Gomez SaaS solution) and Gomez On-premises software (formerly Vantage) comprise the APM segment; and (3) the operating results of our software related professional services are reported within APM, Mainframe, Changepoint and Uniface, as applicable (previously reported in the Professional Services segment).

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

The Company’s products and services are offered worldwide to the largest IT organizations across a broad spectrum of technologies, including mainframe, distributed, Internet and mobile platforms and provide the following capabilities:

•
APM includes Gomez SaaS and On-premises solutions. The SaaS solutions are designed to test and monitor the performance, availability and quality of companies’ web and mobile applications. The on-premises solutions provide detailed application insight that identifies and helps correct the causes of poor application performance within client workstations, network, server, Java and .NET environments. dynaTrace operations are included within our APM segment. The acquisition of dynaTrace provided additional technology which enables continuous tracking of business transactions and provides exact identification of performance problems, enhancing our Gomez On-premises software solutions.

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

	Three Months Ended
	September 30, 2011
							Unallocated
	APM	MF	CP	UF	PS	AS	Expenses	Total

Software license fees	$18,329	$38,456	$2,136	$2,790	$-	$-	$-	$61,711

Maintenance and subscription fees	37,728	78,019	4,415	8,019	-	-	-	128,181

Professional services fees	6,787	1,569	4,300	1,072	39,528	17,548	-	70,804

Total revenues	62,844	118,044	10,851	11,881	39,528	17,548	-	260,696

Operating expenses	79,932	24,129	10,944	5,151	31,662	19,835	50,883	222,536

Income (loss) from operations	$(17,088)	$93,915	$(93)	$6,730	$7,866	$(2,287)	$(50,883)	$38,160

	Three Months Ended
	September 30, 2010
							Unallocated
	APM	MF	CP	UF	PS	AS	Expenses	Total

Software license fees	$18,229	$22,761	$2,248	$2,375	$-	$-	$-	$45,613

Maintenance and subscription fees	33,201	77,886	3,611	7,309	-	-	-	122,007

Professional services fees	5,309	1,488	3,829	1,056	34,405	12,162	-	58,249

Total revenues	56,739	102,135	9,688	10,740	34,405	12,162	-	225,869

Operating expenses	57,282	23,420	11,402	4,612	28,836	10,963	48,493	185,008

Income (loss) from operations	$(543)	$78,715	$(1,714)	$6,128	$5,569	$1,199	$(48,493)	$40,861

	Six Months Ended
	September 30, 2011
							Unallocated
	APM	MF	CP	UF	PS	AS	Expenses	Total

Software license fees	$29,782	$57,154	$4,130	$4,771	$-	$-	$-	$95,837

Maintenance and subscription fees	74,822	154,994	8,717	15,757	-	-	-	254,290

Professional services fees	13,753	3,402	7,970	2,278	79,425	33,715	-	140,543

Total revenues	118,357	215,550	20,817	22,806	79,425	33,715	-	490,670

Operating expenses	149,371	48,205	22,306	10,551	63,251	36,669	102,540	432,893

Income (loss) from operations	$(31,014)	$167,345	$(1,489)	$12,255	$16,174	$(2,954)	$(102,540)	$57,777

	Six Months Ended
	September 30, 2010
							Unallocated
	APM	MF	CP	UF	PS	AS	Expenses	Total

Software license fees	$32,461	$37,469	$4,600	$4,413	$-	$-	$-	$78,943

Maintenance and subscription fees	61,646	155,627	7,162	14,331	-	-	-	238,766

Professional services fees	9,467	3,134	7,348	2,036	69,259	23,401	-	114,645

Total revenues	103,574	196,230	19,110	20,780	69,259	23,401	-	432,354

Operating expenses	114,077	47,172	22,690	9,299	58,640	21,440	95,788	369,106

Income (loss) from operations	$(10,503)	$149,058	$(3,580)	$11,481	$10,619	$1,961	$(95,788)	$63,248

The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly such information is not provided.

Financial information regarding geographic operations is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
United States	$171,097	$145,740	$320,336	$277,896
Europe and Africa	55,726	53,073	110,330	101,411
Other international operations	33,873	27,056	60,004	53,047
Total revenues	$260,696	$225,869	$490,670	$432,354

	As of	As of
	September 30,	March 31,
	2011	2011
Long-lived assets
United States	$948,363	$944,506
Europe and Africa	250,075	33,037
Other international operations	9,194	7,838
Total long-lived assets	$1,207,632	$985,381

Long-lived assets are comprised of property, plant and equipment, goodwill and capitalized software.

Note 11 - Debt

As of September 30, 2011, the Company’s long-term debt under its unsecured revolving credit agreement (the “credit facility”) was $125.6 million.  The Company had no long term debt at March 31, 2011.

On June 30, 2011, the Company amended the credit facility with Comerica Bank and other lenders. Under the amendment, the Company exercised its right to increase the revolving line of credit from $150 million to $200 million. The amendment reduces the amount the Company can increase the revolving line of credit to an additional $100 million (previously $150 million) subject to receiving further commitments from lenders and certain other conditions. The credit facility expires on November 1, 2012.

On July 1, 2011, Compuware borrowed $129.5 million under the credit facility to partially fund the acquisition of dynaTrace (see note 2).

The credit facility contains various covenant requirements, including limitations on liens; indebtedness; mergers, consolidations and acquisitions; asset sales; dividends; investments, loans and advances from the Company; transactions with affiliates; and limits additional borrowing outside of the facility to $250 million. The credit facility is also subject to maximum total debt to EBITDA and minimum fixed charge coverage financial covenants. The Company was in compliance with the covenants under the credit facility at September 30, 2011.

Any borrowings under the credit facility bear interest at the base rate (the greatest of the prime rate, the federal funds effective rate plus one percent, or the daily LIBOR rate plus one percent) or the Eurodollar rate, at the Company’s option, plus the applicable margin (which is based on the level of maximum total debt to EBITDA ratio). As of September 30, 2011, interest rates on outstanding borrowings were at a weighted average interest rate of 1.8%. The Company pays a quarterly facility fee on the credit facility based on the applicable margin grid. Interest and fees related to the credit facility were $788,000 during the six months ended September 30, 2011.

Note 12 – Contingencies

The Company is subject to various legal actions and claims incidental to its business. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance. It is the opinion of management that the outcome of such matters will not have a material impact on the Company’s financial position, results of operations or cash flows as of September 30, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Compuware Corporation
Detroit, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of September 30, 2011, and the related condensed consolidated statements of operations for the three-month and six-month periods ended September 30, 2011 and 2010 and of cash flows for the six-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Compuware Corporation and subsidiaries as of March 31, 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated May 27, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
November 7, 2011

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

In this section, we first discuss our results of operations on a business unit and segment basis. We evaluate segment performance based primarily on operating profit before certain charges such as internal information system support, finance, human resources, legal, administration and other corporate charges. Following the segment discussion, we then provide a separate discussion of the material period-to-period changes in our operating expenses, other income and income taxes as reflected on our income statement.

In previous fiscal years, we operated in four business segments in the technology industry: products, web application performance management services, professional services and application services. Effective April 1, 2011, we realigned our business unit structure which had the following effect on our segments: (1) the former products segment split into four new segments: Application Performance Management (“APM”), Mainframe, Changepoint and Uniface; (2) the former web performance services segment (“Gomez SaaS” solution) and Gomez On-premises software (formerly Vantage) comprise the APM segment; and (3) the operating results of our software related professional services (“software related services”) are reported within APM, Mainframe, Changepoint and Uniface, as applicable (previously reported in the Professional Services segment).

As a result of these changes, we now have six business segments: APM, Mainframe (“MF”), Changepoint (“CP”), Uniface (“UF”), Professional Services (“PS”) and Application Services (“AS”). These segments are described in detail in Note 10 to the condensed consolidated financial statements.

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

Summary of Risk Factors

•	A substantial portion of our mainframe segment revenue is dependent on our customers’ continued use of International Business Machines Corporation and IBM-compatible products.

•	Our software solutions revenue is dependent on the acceptance of our pricing structure for software licenses, maintenance services and web performance services.

•	Mainframe maintenance revenue could continue to decline.

•
The markets for web performance services (Gomez SaaS) are at an early stage of development with emerging competitors. If these markets do not develop or develop more slowly than we expect, or if there is an increase in competition, our revenue may decline or fail to grow.

•	The success of our APM solutions is dependent on customer acceptance of these offerings.

•	Changes to our organizational structure can be disruptive and may negatively impact our results of operations.

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

•
If the fair value of our long-lived assets, primarily goodwill, deteriorates below the carrying value of these assets, recognition of an impairment loss would be required, which could materially and adversely affect our financial results.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

•	Our articles of incorporation, bylaws and rights agreement as well as certain provisions of Michigan law may have an anti-takeover effect.

OVERVIEW

We deliver value to businesses by providing software products; web performance services and application services through software-as-a-service (“SaaS”) platforms; and professional services that improve the performance of information technology organizations.

Our primary source of profitability and cash flow is the sale of our mainframe productivity tools (“mainframe”) that are used within our customers’ mainframe computing environments for fault diagnosis, file and data management, application performance monitoring and application debugging. Over the past few years, we have experienced lower volumes of software license transactions for our mainframe solutions causing an overall downward trend in our mainframe product revenues. Changes in our current customer IT computing environments and spending habits have impacted their need for additional mainframe computing capacity. In addition, increased competition and pricing pressures have had a negative impact on our revenues. Customers utilize our products to reduce operating costs, increase programmer productivity and create a smooth transition to the next generation of mainframe environment programmers. We will continue to make strategic enhancements to our mainframe solutions through research and development investments with the goal of meeting customer needs and maintaining a maintenance renewal rate in excess of 90%. The cash flow generated from our mainframe business supports our growth segments.

We have identified the APM market as a key source of future revenue growth. Web, mobile and cloud applications and the complex distributed applications delivery chain supporting them have become increasingly critical to a company’s brand awareness, revenue growth and overall market share. Because of this, the market for APM solutions is significant and growing rapidly. Our APM solutions are marketed under the brand names “Gomez” and “dynaTrace”.  These solutions provide our customers with on-premises software (“Gomez On-premises” and “dynaTrace”) and SaaS platform based web application performance services (“Gomez SaaS”). These solutions ensure the optimal performance of our customer’s enterprise, web, streaming, mobile and cloud applications. We are investing in our APM solutions with the goal of providing solutions that are best-in-class within the APM market. Specifically, our investments include: (1) enhancements to our global web performance services network with specific focus on ease of use, time-to-value and data analytics in mobile application performance capabilities and in video streaming performance; (2) enhancements to our First Mile to Last Mile solution which combines our on-premises software and SaaS solution into a single platform that provides performance metrics for cloud, web and data center applications in a consolidated dashboard; and (3) the acquisition of dynaTrace software, Inc. (“dynaTrace”) in July 2011.  The dynaTrace software enables companies to continuously track business transactions and provides exact identification of performance problems, enhancing our Gomez software solutions.

We have also identified the secured collaboration services market as a key source of revenue growth. Technology has allowed business communities, organizations and systems to globally connect and share vital information, applications and processes across their internal and extended enterprises. Our application services, which are marketed under the brand name “Covisint” and provided on a SaaS platform, create an environment that simplifies and secures this collaboration atmosphere. Our Covisint services are utilized primarily in the automotive and healthcare industries. The need for these services is growing, particularly in the healthcare industry as hospitals, physicians and the United States government move towards establishing electronic patient health and medical records that will require secured computerized databases and environments for storing and sharing of information.

COMPUWARE CORPORATION AND SUBSIDIARIES

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

The professional services reporting segment recently went through a business transformation and is now focused on achieving modest revenue growth and high operating margins by delivering high quality solutions and resources to our customers that meet their application development through project management needs. Our goal is to provide the expertise, best practices and agility needed to meet our customers’ critical technology challenges. Areas of growth that we have identified are cloud and mobile application development services. Enhancing our competencies in these areas will provide an opportunity to continue growing the segment’s revenue and operating margin.

COMPUWARE CORPORATION AND SUBSIDIARIES
Quarterly Update

The following occurred during the second quarter of 2012:

•
Acquired dynaTrace for $255.8 million in cash, plus approximately $300,000 of direct acquisition costs (see Note 2 of the condensed consolidated financial statements included in this report for additional information).  We borrowed $129.5 million on our credit facility to partially fund this acquisition.

•
Realized an increase of $34.8 million or 15.4% in revenue during the second quarter of 2012 as compared to the prior year due to a $16.1 million increase in software license fees, a $6.2 million increase in maintenance and subscription fees and a $12.5 million increase in professional services fees (see “Business Segment Analysis” for additional information).

•
Experienced a decrease in operating margin to 14.6% during the second quarter of 2012 compared to 18.1% in the second quarter of 2011. The decrease was primarily due to our continued investments in the APM and application services businesses and was partially offset by operating margin improvement in our professional services and mainframe businesses (see “Business Segment Analysis” for additional information).

•	Realized an increase of $24.3 million or 13.6% in software solutions revenue during the second quarter of 2012 compared to the prior year led by the APM and Mainframe businesses.
•
Experienced a decrease in software solutions operating margin to 41.0% in the second quarter of 2012 compared to 46.1% during the second quarter of 2011 primarily due to increased investments within our APM business.

•	Realized an increase in professional services segment operating margin to 19.9% in the second quarter of 2012 from 16.2% during the second quarter of 2011.
•
Experienced a decrease in application services segment operating margin to negative 13.0% in the second quarter of 2012 from positive 9.9% during the second quarter of 2011 as a result of hiring additional personnel to prepare for anticipated growth in the market.

•	Repurchased 422,200 shares of our common stock at an average price of $7.84 per share as part of our discretionary stock repurchase plan.

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

	Software Solutions
Three Months Ended :	APM		MF	CP		UF	Total	PS	AS		Unallocated Expenses	Total

September 30, 2011

Total revenues	$62,844		$118,044	$10,851		$11,881	$203,620	$39,528	$17,548		$-	$260,696

Operating expenses	79,932		24,129	10,944		5,151	120,156	31,662	19,835		50,883	222,536

Income (loss) from operations	$(17,088)		$93,915	$(93)		$6,730	$83,464	$7,866	$(2,287)		$(50,883)	$38,160

Operating margin %	(27.2%	)	79.6%	(0.9%	)	56.6%	41.0%	19.9%	(13.0%	)	N/A	14.6%

September 30, 2010

Total revenues	$56,739		$102,135	$9,688		$10,740	$179,302	$34,405	$12,162		$-	$225,869

Operating expenses	57,282		23,420	11,402		4,612	96,716	28,836	10,963		48,493	185,008

Income (loss) from operations	$(543)		$78,715	$(1,714)		$6,128	$82,586	$5,569	$1,199		$(48,493)	$40,861

Operating margin %	(1.0%	)	77.1%	(17.7%	)	57.1%	46.1%	16.2%	9.9%		N/A	18.1%

	Software Solutions
Six Months Ended :	APM		MF	CP		UF	Total	PS	AS		Unallocated Expenses	Total

September 30, 2011

Total revenues	$118,357		$215,550	$20,817		$22,806	$377,530	$79,425	$33,715		$-	$490,670

Operating expenses	149,371		48,205	22,306		10,551	230,433	63,251	36,669		102,540	432,893

Income (loss) from operations	$(31,014)		$167,345	$(1,489)		$12,255	$147,097	$16,174	$(2,954)		$(102,540)	$57,777

Operating margin %	(26.2%	)	77.6%	(7.2%	)	53.7%	39.0%	20.4%	(8.8%	)	N/A	11.8%

September 30, 2010

Total revenues	$103,574		$196,230	$19,110		$20,780	$339,694	$69,259	$23,401		$-	$432,354

Operating expenses	114,077		47,172	22,690		9,299	193,238	58,640	21,440		95,788	369,106

Income (loss) from operations	$(10,503)		$149,058	$(3,580)		$11,481	$146,456	$10,619	$1,961		$(95,788)	$63,248

Operating margin %	(10.1%	)	76.0%	(18.7%	)	55.3%	43.1%	15.3%	8.4%		N/A	14.6%

COMPUWARE CORPORATION AND SUBSIDIARIES

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

Revenue associated with our software solutions consists of software license fees, maintenance fees, subscription fees and professional services fees (software related services). Software solutions revenues are presented in the table below (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change
Software license fees	$61,711	$45,613	35.3%	$95,837	$78,943	21.4%
Maintenance fees	109,080	104,351	4.5%	216,065	207,838	4.0%
Subscription fees	19,101	17,656	8.2%	38,225	30,928	23.6%
Professional services fees	13,728	11,682	17.5%	27,403	21,985	24.6%
Total software solutions revenue	$203,620	$179,302	13.6%	$377,530	$339,694	11.1%

Software license fees (“license fees”) increased $16.1 million during the second quarter of 2012, which included a positive impact of foreign currency fluctuations of $2.4 million, and increased $16.9 million during the first six months of 2012, which included a positive impact of foreign currency fluctuations of $4.8 million, as compared to the same periods of the prior year. Excluding the impact from foreign currency fluctuations, license fees increased $13.7 million for the second quarter of 2012 and increased $12.1 million for the first six months of 2012 as compared to the same periods of the prior year. The increases were due to additional mainframe license revenue (see the Mainframe discussion within “Software Solutions by Business Segment” for more details).

During the second quarter of 2012 and 2011, for software license transactions that were required to be recognized ratably, we deferred $2.5 million and $5.6 million, respectively, of license fees relating to such transactions that closed during the period. We recognized as license fees $12.3 million and $15.6 million of previously deferred license revenue during the second quarter of 2012 and 2011, respectively, relating to such transactions that closed and had been deferred prior to the beginning of the period.

During the first six months of 2012 and 2011, for software license transactions that were required to be recognized ratably, we deferred $5.4 million and $12.6 million, respectively, of license fees relating to such transactions that closed during the period. We recognized as license fees $25.9 million and $30.9 million of previously deferred license revenue during the first six months of 2012 and 2011, respectively, relating to such transactions that closed and had been deferred prior to the beginning of the period.

Maintenance fees increased $4.7 million during the second quarter of 2012, which included a positive impact from foreign currency fluctuations of $4.6 million, and increased $8.2 million during the first six months of 2012, which included a positive impact from foreign currency fluctuations of $10.8 million, as compared to the same periods of the prior year. Excluding the impact from foreign currency fluctuations, maintenance fees increased $100,000 for the second quarter of 2012 and decreased $2.6 million for the first six months of 2012 as compared to the same periods of the prior year. Although we continue to experience a high maintenance renewal rate with our current mainframe customers, the decline in mainframe license transactions during 2010 and 2011 is impacting mainframe maintenance revenue as new or growth customers are not entirely replacing the maintenance revenue loss from the non-renewed or reduced capacity mainframe maintenance arrangements. The decline was entirely offset for the second quarter of 2012 and partially offset for the first six months of 2012 by an increase in Gomez On-premises software maintenance fees as demand for APM solutions continues to increase and by additional maintenance revenue gained from the acquisition of dynaTrace.

COMPUWARE CORPORATION AND SUBSIDIARIES

Subscription fees increased $1.4 million during the second quarter of 2012, which included a positive impact from foreign currency fluctuations of $259,000, and increased $7.3 million during the first six months of 2012, which included a positive impact from foreign currency fluctuations of $650,000, as compared to the same periods of the prior year. Excluding the impact from foreign currency fluctuations, subscription fees increased $1.1 million for the second quarter of 2012 and increased $6.6 million for the first six months of 2012 as compared to the same periods of the prior year. The improvement in subscription fees over the prior year is primarily a result of the on-going ratable recognition of fiscal 2011 Gomez SaaS sales.

Professional services fees within our software solutions business segments increased $2.0 million during the second quarter of 2012 and increased $5.4 million during the first six months of 2012. The improvement in professional services fees over the prior year primarily occurred within our APM business unit as demand for our APM solutions continues to grow.

Software solutions revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
United States	$116,441	$102,002	$212,408	$190,007
Europe and Africa	54,539	51,302	107,550	98,680
Other international operations	32,640	25,998	57,572	51,007
Total software solutions revenue	$203,620	$179,302	$377,530	$339,694

COMPUWARE CORPORATION AND SUBSIDIARIES

Software Solutions by Business Segment

Application Performance Management

The financial results of operations for our APM segment were as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2011	2010	Chg	2011	2010	Chg
Revenue
Software license fees	$18,329	$18,229	0.5%	$29,782	$32,461	(8.3%)
Maintenance fees	19,129	15,545	23.1%	37,562	30,718	22.3%
Subscription fees	18,599	17,656	5.3%	37,260	30,928	20.5%
Professional services fees	6,787	5,309	27.8%	13,753	9,467	45.3%
Total revenue	$62,844	$56,739	10.8%	$118,357	$103,574	14.3%

Operating expenses	79,932	57,282	39.5%	149,371	114,077	30.9%

Loss from operations	$(17,088)	$(543)	(3047.0%)	$(31,014)	$(10,503)	(195.3%)

Operating margin %	(27.2%)	(1.0%)		(26.2%)	(10.1%)

APM segment revenue increased $6.1 million for the second quarter of 2012 as compared to the same period of the prior year.  The increase can be attributed largely to revenue from dynaTrace and also to increased customer demand for previously existing APM solutions, offset in part, by sales force distractions resulting from our combination of the SaaS and On-premises sales organizations. Maintenance fees associated with Gomez On-premises software, subscription fees related to Gomez SaaS solutions and professional services fees related to APM solutions all improved during the second quarter of 2012.

APM segment revenue increased $14.8 million for the first six months of 2012 as compared to the same period of the prior year due, in part, to revenue from dynaTrace and to increased customer demand for APM solutions. In total, subscription fees, maintenance fees and professional services fees increased $17.5 million over the first six months of 2011. These increases were partially offset by a decline in Gomez On-premises license fees. In the prior year, we closed significant transactions with U.S. customers that resulted in the recognition of $5.0 million of license fees during the first six months of 2011.

Operating expenses increased $22.7 million during the second quarter of 2012 and $35.3 million during the first six months of 2012 as compared to the same periods of the prior year.  These increases can be attributed to continued investment in our APM solutions.  These investments included hiring developers and sales personnel, increasing the capacity of our web application services network and the acquisition of dynaTrace. We believe these investments will better position us to capitalize on the anticipated growth of the APM industry. The costs associated with these investments exceeded revenue growth, which had a negative impact on our operating margin.

COMPUWARE CORPORATION AND SUBSIDIARIES

Mainframe

The financial results of operations for our Mainframe segment were as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2011	2010	Chg	2011	2010	Chg
Revenue
Software license fees	$38,456	$22,761	69.0%	$57,154	$37,469	52.5%
Maintenance fees	78,019	77,886	0.2%	154,994	155,627	(0.4%)
Professional services fees	1,569	1,488	5.4%	3,402	3,134	8.6%
Total revenue	$118,044	$102,135	15.6%	$215,550	$196,230	9.8%

Operating expenses	24,129	23,420	3.0%	48,205	47,172	2.2%

Income from operations	$93,915	$78,715	19.3%	$167,345	$149,058	12.3%

Operating margin %	79.6%	77.1%		77.6%	76.0%

Mainframe segment revenue increased $15.9 million for the second quarter of 2012 as compared to the same period of the prior year due to significant license transactions with U.S. and Australian government entities that resulted in the recognition of $19.5 million in license fees part of which had been delayed from the fourth quarter of 2011.  Additionally, a license contract with a financial services company closed during the second quarter of 2012, resulting in the recognition of $2.5 million in license fees. Significant license transactions during the second quarter of 2011 were approximately $6 million.

Mainframe segment revenue increased $19.3 million for the first six months of 2012 as compared to the same period of the prior year due primarily to significant license transactions with government entities that resulted in the recognition of $21.5 million in license fees. Additionally, two license contracts with financial services companies closed during the first six months of 2012, resulting in the recognition of $4.9 million in license fees. Significant license transactions during the first six months of 2011 were approximately $6 million.

The operating margin improvement for both the second quarter and the first six months of 2012 was due to the increase in software license fees.

COMPUWARE CORPORATION AND SUBSIDIARIES

Changepoint

 The financial results of operations for our Changepoint segment were as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2011	2010	Chg	2011	2010	Chg
Revenue
Software license fees	$2,136	$2,248	(5.0%)	$4,130	$4,600	(10.2%)
Maintenance fees	3,913	3,611	8.4%	7,752	7,162	8.2%
Subscription fees	502	-	N/A	965	-	N/A
Professional services fees	4,300	3,829	12.3%	7,970	7,348	8.5%
Total revenue	$10,851	$9,688	12.0%	$20,817	$19,110	8.9%

Operating expenses	10,944	11,402	(4.0%)	22,306	22,690	(1.7%)

Loss from operations	$(93)	$(1,714)	94.6%	$(1,489)	$(3,580)	58.4%

Operating margin %	(0.9%)	(17.7%)		(7.2%)	(18.7%)

Changepoint segment revenue increased $1.2 million for the second quarter of 2012 and $1.7 million for the first six months of 2012 as compared to the same periods of the prior year due to growth in maintenance, subscription and professional services fees offset by a decline in software license fees. The improvement in operating margin relates primarily to the increase in revenue.

Uniface

The financial results of operations for our Uniface segment were as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2011	2010	Chg	2011	2010	Chg
Revenue
Software license fees	$2,790	$2,375	17.5%	$4,771	$4,413	8.1%
Maintenance fees	8,019	7,309	9.7%	15,757	14,331	10.0%
Professional services fees	1,072	1,056	1.5%	2,278	2,036	11.9%
Total revenue	$11,881	$10,740	10.6%	$22,806	$20,780	9.7%

Operating expenses	5,151	4,612	11.7%	10,551	9,299	13.5%

Income from operations	$6,730	$6,128	9.8%	$12,255	$11,481	6.7%

Operating margin %	56.6%	57.1%		53.7%	55.3%

COMPUWARE CORPORATION AND SUBSIDIARIES

Uniface segment revenue increased $1.1 million for the second quarter of 2012 and $2.0 million for the first six months of 2012 as compared to the same periods of the prior year due primarily to positive foreign currency impact on revenue and higher maintenance billings throughout the previous year. Operating expenses for the second quarter of 2012 increased proportionately with revenue.  We continue to make investments in our development and customer support groups to pursue the segment’s growth objectives which caused minor decreases in the operating margins during the first half of 2012.

Professional Services

The financial results of operations for our professional services segment were as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2011	2010	Chg	2011	2010	Chg

Professional services fees	$39,528	$34,405	14.9%	$79,425	$69,259	14.7%

Operating expenses	31,662	28,836	9.8%	63,251	58,640	7.9%

Income from operations	$7,866	$5,569	41.2%	$16,174	$10,619	52.3%

Operating margin %	19.9%	16.2%		20.4%	15.3%

Professional services segment fees increased $5.1 million for the second quarter of 2012 and $10.2 million for the first six months of 2012 as compared to the same periods of the prior year primarily due to an increase in application development services for customers within the financial services industry.

Operating expenses increased $2.8 million for the second quarter of 2012 and $4.6 million for the first six months of 2012 as compared to the same periods of the prior year primarily due to increased staffing levels and increases in subcontractor costs to manage the growth of the business. The improvement in operating margin was due to increases in average billing rates and staff utilization.

Professional services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
United States	$39,278	$33,270	$78,657	$67,605
Europe and Africa	249	895	766	1,177
Other international operations	1	240	2	477
Total professional services segment revenue	$39,528	$34,405	$79,425	$69,259

COMPUWARE CORPORATION AND SUBSIDIARIES
Application Services

The financial results of operations for our application services segment were as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2011	2010	Chg	2011	2010	Chg

Application services fees	$17,548	$12,162	44.3%	$33,715	$23,401	44.1%

Operating expenses	19,835	10,963	80.9%	36,669	21,440	71.0%

Income (loss) from operations	$(2,287)	$1,199	(290.7%)	$(2,954)	$1,961	(250.6%)

Operating margin %	(13.0%)	9.9%		(8.8%)	8.4%

Application services segment fees increased $5.4 million for the second quarter of 2012 and $10.3 million for the first six months of 2012 as compared to the same periods of the prior year primarily due to growth from automotive customers as the industry has stabilized from the recent economic downturn, and to continued expansion into the healthcare industry. We anticipate demand in the healthcare industry will continue to grow as hospitals, physicians and the United States government move towards establishing electronic patient health and medical records which will require secure computerized databases and environments for storing and sharing of information. Our application services are designed to meet this demand which we believe will be a factor in the future growth of the application services segment.

As of September 30, 2011, backlog for the application services segment was approximately $145 million and represents contractually committed arrangements for the next five years that have yet to be recognized, and up to three years of anticipated revenue associated with certain annual contracts that we believe are highly likely to be renewed.

Operating expenses increased $8.9 million during the second quarter of 2012 and $15.2 million during the first six months of 2012 as compared to the same periods of the prior year due to continued investment in our Covisint business. In anticipation of capitalizing on the growth of the secured collaboration services market, we have continued to hire developers, customer support and sales personnel, and we continue to increase the capacity of our global application services network.

As we continue to invest in order to manage the growth in this segment, our spending on these investments has proportionally exceeded revenue growth causing the decline in our operating margin.

COMPUWARE CORPORATION AND SUBSIDIARIES

Application services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
United States	$15,378	$10,468	$29,271	$20,284
Europe and Africa	938	876	2,014	1,554
Other international operations	1,232	818	2,430	1,563
Total application services segment revenue	$17,548	$12,162	$33,715	$23,401

Unallocated Expenses

Costs related to internal information system support, finance, human resources, legal, administration and other corporate charges are not allocated to our business units when management analyzes business unit operating results.

Unallocated expenses are presented in the table below (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change
Unallocated expenses	$50,883	$48,493	4.9%	$102,540	$95,788	7.0%

Unallocated expenses increased $2.4 million for the second quarter of 2012 and $6.8 million for the first six months of 2012 as compared to the same periods of the prior year primarily due to increases in administrative and general expense and technology development and support expense. See “Administrative and General” and “Technology Development and Support” within the “Operating Expenses” section for additional information.

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

Cost of Software License Fees

Cost of software license fees includes amortization of capitalized software related to our licensed software products, the cost of duplicating and disseminating products to customers, including associated hardware costs, and the cost of author royalties.

Cost of software license fees is presented in the table below (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change
Cost of software license fees	$4,770	$3,267	46.0%	$8,306	$6,683	24.3%

Percentage of software license fees	7.7%	7.2%		8.7%	8.5%

Cost of software license fees increased $1.5 million during the second quarter of 2012 and $1.6 million during the first six months of 2012 due primarily to $1.4 million in additional amortization expense in the second quarter of 2012 related to the $28.5 million in purchased software obtained through the dynaTrace acquisition.

Cost of Maintenance and Subscription Fees

Cost of maintenance and subscription fees consists of the direct costs allocated to maintenance and product support such as helpdesk and technical support; amortization of capitalized software related to our web performance service offerings, depreciation and maintenance expense associated with our web performance services network related computer equipment; data center costs; and payments to individuals for tests conducted from their Internet-connected personal computers (“peer”).

Cost of maintenance and subscription fees is presented in the table below (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change
Cost of maintenance and subscription fees	$17,547	$13,265	32.3%	$34,205	$26,552	28.8%

Percentage of maintenance and subscription fees	13.7%	10.9%		13.5%	11.1%

COMPUWARE CORPORATION AND SUBSIDIARIES

Cost of maintenance and subscription fees increased $4.3 million during the second quarter of 2012 and $7.7 million during the first six months of 2012 as compared to the same periods of the prior year primarily as a result of increases in data center and peer costs as we continue to make investments in our Gomez SaaS global network, development costs related to maintenance for our mainframe  products and customer support costs due to the hiring of additional employees to support the growth of the APM business segment.  To a lesser extent, increases in research and development costs and depreciation of computer equipment also contributed to the increased costs.

The increase in the cost of maintenance and subscription fees as a percentage of maintenance and subscription fees was primarily due to incremental customer support and maintenance for our licensed software products and incremental data center and peer costs proportionally exceeding the increase in maintenance and subscription fees.

Cost of Professional Services

Cost of professional services consist primarily of personnel-related costs of providing professional and application services, including billable and technical staff, subcontractors and sales personnel.

Cost of professional services fees is presented in the table below (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change
Total cost of professional services fees	$65,935	$51,296	28.5%	$127,888	$102,009	25.4%

Percentage of professional services fees	93.1%	88.1%		91.0%	89.0%

Cost of professional services fees increased $14.6 million during the second quarter of 2012 as compared to the second quarter of 2011 primarily due to the following:  (1) $10.6 million increase in salary and benefit costs of which $6.7 million primarily related to the hiring of additional developers, sales and customer support personnel to support the growth of the application services business segment and $3.9 million related primarily to the hiring of billable staff to support the growth of the professional services segment; and (2) $2.0 million increase in subcontractor costs to support the growth in our professional services segment.

Cost of professional services fees increased $25.9 million during the first six months of 2012 as compared to the first six months of 2011 primarily due to the following:  (1) $18.9 million increase in salary and benefit costs of which $13.0 million primarily related to the hiring of additional developers, sales and customer support personnel to support the growth of the application services business segment and $5.9 million related primarily to the hiring of billable staff to support the growth of the professional services segment; and (2) $4.7 million increase in subcontractor costs to support the growth in our professional services business segment.

The increase in cost of professional services fees as a percentage of professional services fees was primarily due to increased salary and benefit costs for application services proportionally exceeding the increase in application services fees.

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

Technology development and support costs incurred internally and capitalized are presented in the table below (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change
Technology development and support costs incurred	$30,397	$26,401	15.1%	$57,525	$51,793	11.1%

Capitalized internal software costs	(3,657)	(4,508)	(18.9%)	(6,084)	(8,359)	(27.2%)

Technology development and support costs expensed	$26,740	$21,893	22.1%	$51,441	$43,434	18.4%

Technology development and support costs expensed as a percentage of software solutions revenue	13.1%	12.2%		13.6%	12.8%

Technology development and support increased $4.0 million before capitalized internal software costs during the second quarter of 2012 and $5.7 million before capitalized internal software costs during the first six months of 2012 as compared to the same periods of the prior year.  These increases primarily relate to higher salary and benefit costs due to the hiring of developers and customer support personnel to support the growth of the APM business segment and, to a lesser extent, annual wage increases and a negative impact from currency fluctuations as the U.S. dollar weakened against non-U.S. currencies. Technology development and support as a percentage of software solutions revenues increased from the prior year as the additional investment in our products and technology proportionally exceeded the increase in software solutions revenue.

The $851,000 decrease in capitalized internal software costs during the second quarter of 2012 and the $2.3 million decrease in capitalized internal software costs during the first six months of 2012 as compared to the same periods in the prior year relates primarily to the timing of projects that are in the technological feasibility phase of development, primarily Gomez On-premises and Changepoint solutions.

COMPUWARE CORPORATION AND SUBSIDIARIES
Sales and Marketing

Sales and marketing costs consist primarily of personnel related costs associated with product sales, sales support and marketing for our product offerings.

Sales and marketing costs are presented in the table below (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change
Sales and marketing costs	$65,577	$56,507	16.1%	$127,572	$114,211	11.7%

Percentage of software solutions revenue	32.2%	31.5%		33.8%	33.6%

Sales and marketing costs increased $9.1 million during the second quarter of 2012 as compared to the second quarter of 2011 due to the following: (1) $4.6 million in additional compensation and benefits expense related to additional sales employees, salary increases and a negative impact from currency fluctuations as the U.S. Dollar weakened against non-U.S. currencies; (2) $1.2 million additional commission and bonus expense due to higher target attainment; (3) a $1.2 million increase in travel expense; and (4) $900,000 in additional severance expense related to severance charges for certain employee terminations within our European operations during the second quarter of 2012.

Sales and marketing costs increased $13.4 million during the first six months of 2012 as compared to the first six months of 2011 due to the following: (1) $6.6 million in additional compensation and benefits expense related to additional sales employees, salary increases and a negative impact from currency fluctuations as the U.S. Dollar weakened against non-U.S. currencies; (2) $3.0 million in additional severance expense related to severance charges for certain employee terminations within our European operations during the first six months of 2012; (3) $2.4 million increase in travel expense; and (4) $600,000 additional commission and bonus expense due to higher target attainment.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Administrative and general expenses are presented in the table below (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change
Administrative and general expenses	$41,967	$38,780	8.2%	$83,481	$76,217	9.5%

Administrative and general costs increased $3.2 million during the second quarter of 2012 as  compared to the prior year due to a $3.0 million increase in salaries and benefits expense, an $800,000 increase in amortization expense associated with trade names obtained as a result of the dynaTrace acquisition, and to a lesser extent, increases in building rent and maintenance expense, legal, audit and investor relations fees. These increases were offset by a $2.3 million positive currency impact primarily related to assets and liabilities of a country that are denominated in non-local currency.

Administrative and general costs increased $7.3 million during the first six months of 2012 as compared to the prior year due to a $4.6 million increase in salaries and benefits expense, an $800,000 increase in amortization expense associated with intangible assets obtained as a result of the dynaTrace acquisition, and to a lesser extent, increases in building rent and maintenance expense, legal and audit fees. These increases were offset by a $630,000 positive currency impact primarily related to assets and liabilities of a country that are denominated in non-local currency.

OTHER INCOME (EXPENSE)

Other income (expense), net consists primarily of interest income realized from our cash and cash equivalents, interest earned on our financing receivables and income generated from our investment in a partially owned company offset by interest expense associated with our long-term debt.

Other income (expense) is presented in the table below (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change
Other income (expense)	$(8)	$862	(100.9%)	$990	$1,727	(42.7%)

The decline in other income (expense) is due to interest expense on borrowings in the second quarter.  Borrowings were incurred to partially fund the dynaTrace acquisition.

COMPUWARE CORPORATION AND SUBSIDIARIES
INCOME TAXES

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements and net operating loss and credit carryforwards.

The income tax provision and effective tax rate are presented in the table below (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change
Income tax provision	$15,473	$15,731	(1.6%)	$19,103	$26,338	(27.5%)

Effective tax rate	40.6%	37.7%		32.5%	40.5%

The decrease in the effective tax rate for the first six months of 2012 was primarily due to new legislation enacted in the State of Michigan in May 2011 that amended the Income Tax Act to implement a comprehensive set of tax changes effective January 2012. One part of the legislation contains provisions that replaced the current Michigan Business Tax (“MBT”) with a new corporate income tax. Certain credits allowed under the MBT, including the Brownfield Redevelopment (“Brownfield”) tax credit, will continue to be effective under the revised Income Tax Act. This allows the Company to reduce its future tax liability for the duration of the credit carryforward period. The Brownfield tax credit was originally awarded to the Company in 2003 when it moved its headquarters to the City of Detroit.  Upon enactment of the MBT in 2008, the Company established a deferred tax asset for the Brownfield credits, assessed the ability to utilize such credits prior to expiration and recorded a valuation allowance to reduce the carrying value of the Brownfield deferred tax asset to the more likely than not realizable value.  As a result of the May 2011 legislation, the valuation allowance associated with the Brownfield deferred tax asset was reversed resulting in a $5.0 million reduction to the Company’s income tax provision for the six months ended September 30, 2011. The decrease was further impacted by a $2.2 million increase to the valuation allowance recorded during the six months ended September 30, 2010 to reduce the carrying value of the Brownfield deferred tax asset to the more likely than not realizable value based upon our analysis and the then existing tax laws.

COMPUWARE CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at September 30, 2011. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our annual report on Form 10-K for the year ended March 31, 2011 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2011.

Goodwill Impairment Evaluation

Effective April 1, 2011, the Company realigned its business unit structure which resulted in a change in the Company’s segment reporting (see Note 10 of the condensed consolidated financial statements for additional information) and reporting unit structure. The following reporting units were created as a result of this change: Application Performance Management, Mainframe, Changepoint, Uniface, Professional Services and Application Services.

As of April 1, 2011, the Company performed a valuation to determine the reallocation of the goodwill balance from the prior period reporting units (products, web performance services, professional services and application services) to the new reporting units based on our estimated relative fair value.  See Note 9 of the condensed consolidated financial statements for additional information.

COMPUWARE CORPORATION AND SUBSIDIARIES

The goodwill balance by reporting unit as of April 1, 2011 and September 30, 2011 is presented as follows (in thousands):

	APM	MF	CP	UF	PS	AS	Total
Goodwill as of April 1, 2011	$282,815	$141,020	$22,151	$21,350	$115,044	$25,385	$607,765

Acquisition (1)	210,908	-	-	-	-	-	210,908

Effect of foreign currency translation	(14,814)	(106)	(17)	(16)	(431)		(15,384)

Goodwill as of September 30, 2011	$478,909	$140,914	$22,134	$21,334	$114,613	$25,385	$803,289

(1) The Company acquired dynaTrace on July 1, 2011. See Note 2 of the condensed consolidated financial statements for information related to the purchase accounting that resulted in the recording of goodwill.

We evaluated our goodwill for impairment on a reporting unit basis at April 1, 2011. This evaluation indicated that none of our reporting units were at risk of failing step one of our goodwill impairment analysis. Our professional services reporting unit was the only reporting unit where the estimated fair value was not substantially in excess of the carrying value, as the estimated fair value exceeded the reporting unit’s carrying value by 15% at April 1, 2011.

We continue to believe the risk of future goodwill impairment for the professional services reporting unit, which has a goodwill balance of $114.6 million at September 30, 2011, is low due to the improvement in the reporting unit’s operating margin. There has been no triggering event since April 1, 2011. See “Professional Services” above for information on the segment’s results of operations.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

•	Failure of our billable staff to meet their utilization or billable rate targets.
•	Our inability to hire and retain sales, technical and management personnel.
•	Negative changes in the United States and global economies.
•	Increased competition and pricing pressures within the professional services market.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, cash and cash equivalents totaled $63.9 million, compared to $180.2 million at March 31, 2011.

Net cash provided by operating activities

Net cash provided by operating activities during the first six months of 2012 was $31.8 million, which represents an $18.4 million increase from the first six months of 2011. The increase was primarily due to a $17.1 million decrease in cash paid to taxing authorities. Cash received from customers increased $36.1 million due to revenue growth in all areas of the business, but was offset by an increase in cash paid to employees of $29.5 million and by an increase in cash paid to suppliers of $6.4 million primarily due to increases to support the growth of our APM and Covisint businesses.

The condensed consolidated statements of cash flows compute net cash from operating activities using the indirect cash flow method. Therefore non-cash adjustments and net changes in assets and liabilities (net of effects from currency fluctuations) are adjusted from net income to derive net cash from operating activities.

Changes in accounts receivable and deferred revenue have typically represented the most significant adjustments to net income to arrive at operating cash flow as we allow for deferred payment terms on multi-year products contracts. The decrease in cash from operating activities resulting from the net change in accounts receivable as compared to the prior year was $8.1 million and primarily related to the timing of billings from multi-year product arrangements during the first six months of 2012 as compared to the first six months of 2011. The increase from the net change in deferred revenue was $8.7 million and primarily related to the increase in mainframe maintenance contracts during the first six months of 2012 compared to the first six months of 2011.

The other significant changes in our reconciliation of net income to derive net cash from operating activities during the first six months of 2012 as compared to the same period of 2011 were as follows: (1) the decrease in the net change in prepaid expenses and other current assets of $10.9 million and (2) the increase in the net change in accounts payable and accrued expenses of $18.0 million. The change in prepaid expenses and other current assets was due to the final IBM settlement payment for $21 million received during the first quarter of 2011, partially offset by a $3.3 million increase in prepaid expenses during the second quarter of 2011 primarily related to an advertising arrangement and a $6.9 million reclassification between other current assets and other assets during the first six months of 2012 related to modification of terms on a loan receivable (see Note 3 in the condensed consolidated financial statements for more information). The increase in the net change in accounts payable and accrued expenses was due primarily to bonus payments made during the first six months of 2011 in excess of the payments made during the first six months of 2012.

COMPUWARE CORPORATION AND SUBSIDIARIES

We believe our existing cash resources and cash flow from operations will be sufficient to meet operating cash needs for the foreseeable future.

Net cash used in investing activities

Net cash used in investing activities during the first six months of 2012 was $275.2 million, which represents a $242.1 million increase in cash used from the first six months of 2011 due to the acquisition of dynaTrace (see Note 2 of the condensed consolidated financial statements included in this report for additional information). The transaction resulted in a $249.3 million use of cash during the second quarter of 2012. The increase was partially offset by the effect of the acquisition of DocSite during the second quarter of 2011 for $15.7 million in cash. The remaining change was due to additional purchases of property and equipment and capitalized software during the second quarter of 2012.

We will continue to evaluate business acquisition opportunities that fit our strategic plans.  If the cash consideration for a future acquisition or combination of acquisitions were to exceed our operating cash balance resources, we would likely utilize our credit facility again and may need to seek additional financing.

Net cash provided by financing activities

Net cash provided by financing activities during the first six months of 2012 was $130.2 million. Net cash used in financing activities during the first six months of 2011 was $54.5 million, resulting in a net increase to cash of $184.7 million.

The increase was primarily due to the following: (1) during the second quarter, we borrowed $161.2 million under our revolving credit facility primarily related to financing for the dynaTrace acquisition, of which $35.6 million was repaid during the quarter; (2) we repurchased $3.3 million in stock during the first six months of 2012, as compared to $59.0 million during the first six months of 2011; and (3) $3.3 million additional cash was received from employees exercising stock options.

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

As of September 30, 2011, approximately $239.4 million remains authorized for future purchases under the Discretionary Plan.

In anticipation of the acquisition of dynaTrace, we temporarily suspended repurchases under the Discretionary Plan during the first quarter of 2012, but resumed our repurchase program initiative during the second quarter of 2012. Our long-term goal is to reduce our outstanding common share count to approximately 200 million shares, though we may adjust our goals based on our cash position and market conditions. Share repurchases under the Discretionary Plan are funded primarily through our operating cash flow and, if needed, funds from our credit facility. We reserve the right to change the timing and volume of our repurchases at any time without notice. Our standard quarterly black-out period commences 10 business days prior to the end of each quarter and terminates one full market day following the public release of our operating results for the period.

COMPUWARE CORPORATION AND SUBSIDIARIES

The Company has an unsecured revolving credit agreement (the “credit facility”) with Comerica Bank and other lenders to provide leverage for the Company if needed. Refer to Note 11 of the condensed consolidated financial statements for additional information related to the credit facility.  We anticipate repaying the majority of the outstanding borrowings under the credit facility during fiscal 2012.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1A.  Risk Factors

For information regarding risk factors affecting us, see “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. There have been no material changes to the risk factors previously disclosed in our Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of common stock for the quarter ended September 30, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plan or program (1)

For the month ended July 31, 2011	-	$-	-	$242,710,000

For the month ended August 31, 2011	257,000	7.84	257,000	240,695,000

For the month ended September 30, 2011	165,200	7.83	165,200	239,402,000

Total	422,200	$7.84	422,200

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

COMPUWARE CORPORATION AND SUBSIDIARIES
Item 5.  Other Information

Karmanos Executive Employment Agreement

As previously disclosed in the Company’s proxy statement distributed in connection with its 2011 annual meeting of shareholders, the Company entered into the Executive Employment Agreement (“Executive Agreement”) with its Executive Chairman, Peter Karmanos, Jr. with an effective date of July 1, 2011 and a termination date of March 31, 2013, after which Mr. Karmanos’ previously disclosed post-retirement consulting agreement will become effective. The final terms of the Executive Agreement, as executed by the parties in September 2011, are summarized below.

For the term of the Executive Agreement, Mr. Karmanos will be entitled to: (i) receive a base salary at an annual rate of $1.2 million (payable in installments with the Company’s normal payroll); and (ii) participate in the Company’s Executive Incentive Plan with annual and long-term incentive targets set by the Compensation Committee of the Board.  For fiscal 2012, these targets have been set at 100 percent and 175 percent of his base salary, respectively. In addition, his existing stock options and restricted stock units will continue to vest in accordance with their terms. During the term of the Executive Agreement, Mr. Karmanos is also eligible to continue to participate in the Company’s 401(k) plan, its group life, medical and other insurance benefit plans and similar benefits available to the Company’s senior executives generally.

The Executive Agreement also obligates Mr. Karmanos to abide by standard confidentiality, non-disparagement and cooperation terms, and, during the term of the Executive Agreement and through the first anniversary of the date on which Mr. Karmanos’ employment terminates, not to compete with the Company or solicit its employees or customers. The Company is obligated to maintain directors and officers liability insurance during the term of the Executive Agreement and for six years thereafter on terms no less favorable than currently in effect. The Executive Agreement may be terminated by the Company only for cause, which requires a determination by the Board of Directors that Mr. Karmanos has committed a material violation of the employee code of conduct. The Executive Agreement will also terminate upon Mr. Karmanos’ death or disability.  Benefits payable upon termination of the Executive Agreement are as follows:

Termination Event		Benefits To Be Paid
By the Company with cause	•	Salary due through the date of termination
	•	Health insurance coverage to the extent eligible under COBRA and required by law
	•	Post-retirement consulting agreement becomes void

Termination due to death or disability of Mr. Karmanos	•	Remaining salary payable over the remaining term, paid in a lump sum
	•	All outstanding EIP awards immediately vest and paid in a lump sum
	●	Reimbursement for COBRA premiums related to participation in the Company’s medical, dental, vision and hospitalization plans for 24 months
●
Any other benefits that would otherwise have been provided under the Executive Agreement through the remaining term, provided that continuation is not restricted by law and does not jeopardize the tax status of the applicable benefit or the Company program

COMPUWARE CORPORATION AND SUBSIDIARIES

The Executive Agreement provides for no additional benefits for termination due to a change in control. To the extent that benefits payable under the Executive Agreement would be subject to an excise tax under Internal Revenue Code Section 4999, then the amounts payable will be reduced to one dollar less than the amount that would subject Mr. Karmanos to the excise tax.

COMPUWARE CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED 2007 LONG TERM INCENTIVE PLAN

The Company’s Board of Directors adopted the amended and restated 2007 Long Term Incentive Plan (the “Amended and Restated LTIP”) on May 19, 2011, and its shareholders approved it at the annual meeting of shareholders on August 23, 2011. The original 2007 Long Term Incentive Plan (“Original LTIP”) was adopted by the Board of Directors and shareholders in 2007. Approval of the Amended and Restated LTIP extended the term of the Original LTIP an additional four years to May 18, 2021 and increased the number of shares available for issuance under the Original LTIP by 13,500,000. The Amended and Restated LTIP also includes various other changes to the Original LTIP.

The following is a summary of the material terms of the Amended and Restated LTIP, including the material changes to the Original LTIP.  The summary is qualified in its entirety by reference to the full text of the Amended and Restated LTIP included as Attachment A to the Company’s proxy statement filed on July 14, 2011 with the Securities and Exchange Commission.

Shares Subject to the LTIP

The Company had reserved an aggregate of 28,000,000 common shares for awards under the Original LTIP. With the addition of the new shares, the total number of common shares subject to the Amended and Restated LTIP has increased to 41,500,000 common shares.

The shares underlying awards granted under the Amended and Restated LTIP will become available for future grants to the extent the awards are later forfeited, cancelled, expire or otherwise terminate before such shares are issued or are settled for cash. To prevent dilution or enlargement of the rights of participants under the Amended and Restated LTIP, appropriate adjustments will be made by the Compensation Committee if any change is made to our outstanding common shares by reason of any merger, reorganization, consolidation, recapitalization, dividend or distribution, stock split, reverse stock split, spin-off or similar transaction or other change in corporate structure affecting our common shares or its value.

Participants and Administration

Only our employees and directors are eligible to participate in the Amended and Restated LTIP. The Amended and Restated LTIP is administered by the Compensation Committee, or any other committee or sub-committee of the Board designated by the Board. The Compensation Committee has the power to select participants who will receive awards, to make awards under the Amended and Restated LTIP and to determine the terms and conditions of awards (subject to the terms and conditions of the Amended and Restated LTIP). The Compensation Committee also has broad power to, among other things, interpret the terms of the Amended and Restated LTIP and establish rules and regulations for the administration of the Amended and Restated LTIP. In the case of awards designated as awards under Section 162(m) of the Internal Revenue Code, the Committee’s power to take certain actions will be limited by Section 162(m). To the extent permitted by applicable law, the Committee may delegate its authority under the Amended and Restated LTIP to the Company’s Chief Executive Officer with respect to awards to be made to, or held by, persons who are not executive officers or directors of the Company.

Except in connection with a corporate transaction involving the Company (including, without limitation, any stock dividend, stock split, reverse stock split, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination, statutory share exchange, acquisition of property or stock, or liquidation), the Compensation Committee and the Board are not permitted to cancel outstanding options or stock appreciation rights and grant new awards with a lower exercise price as substitutes under the Amended and Restated LTIP or amend outstanding options or stock appreciation rights to reduce the exercise price below the fair market value of the common shares on the original grant date without shareholder approval.

COMPUWARE CORPORATION AND SUBSIDIARIES

Types of Plan Awards and Limits

The Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or stock awards and cash incentive awards under the Amended and Restated LTIP. The terms of each award will be set forth in a written agreement with the recipient. Grants of awards other than options or stock appreciation rights are limited to no more than 10,000,000 shares in the aggregate during the life of the Amended and Restated LTIP. Grants intended to comply with the performance-based compensation exception to Internal Revenue Code Section 162(m) are subject to additional limits described below.

Stock Options

Options granted under the Amended and Restated LTIP may be incentive stock options or nonqualified stock options. No option may be exercised after the tenth anniversary of the date the option was granted. The exercise price of any option granted under the Amended and Restated LTIP must not be less than the fair market value of our common shares on the grant date. Payment upon exercise may be made (1) by cash or check, (2) by delivery of our common shares that have a fair market value equal to the exercise price, (3) pursuant to a broker-assisted cashless exercise, (4) by delivery of other consideration approved by the Compensation Committee with a fair market value equal to the exercise price, or (5) by other means determined by the Compensation Committee. A payment method involving delivery or withholding of common shares may not be used if it would violate applicable law or would result in adverse accounting consequences for the Company. An option award will not be permitted to include rights to dividend equivalents or reload option grants.

Options constituting incentive stock options may be granted only to employees of the Company or its subsidiaries. The aggregate market value, determined on the grant date, of stock with respect to which incentive stock options may first become exercisable for a holder during a calendar year may not exceed $100,000. In addition, in the event that the recipient is a more than 10 percent shareholder of the Company, the exercise price of incentive stock options may not be less than 110 percent of the fair market value of the common shares on the grant date, and the options may not be exercised more than five years after the grant date. Incentive stock options may be granted for up to the total number of common shares available for grants.

Stock Appreciation Rights

The Compensation Committee may grant stock appreciation rights pursuant to such terms and conditions as the Compensation Committee determines. No stock appreciation right may be granted with a term of more than ten years from the grant date. The exercise price may not be less than the fair market value of the common shares on the grant date. Upon exercise of a stock appreciation right, the participant will have the right to receive the excess of the aggregate fair market value of the shares on the exercise date over the aggregate exercise price for the portion of the right being exercised. Payments may be made to the holder in cash or common shares as specified in the grant agreement. Dividend equivalents may not be paid on stock appreciation right awards.

COMPUWARE CORPORATION AND SUBSIDIARIES

Restricted Stock and Restricted Stock Units

The Compensation Committee may grant shares of restricted stock and restricted stock units pursuant to such terms and conditions as the Compensation Committee determines. The restricted stock and restricted stock units will be subject to restrictions on transferability and alienation and other restrictions as the Compensation Committee may impose. The Compensation Committee may require payment of consideration for restricted stock granted under the Amended and Restated LTIP, which may be payable in cash, stock or other property. Subject to applicable restrictions on transfer, recipients of restricted shares that are issued and outstanding have the same rights as other shareholders, including all voting and dividend rights, prior to vesting. Recipients of restricted stock units may receive dividend equivalent rights at the Compensation Committee’s discretion. Restricted stock units are payable in common shares or cash as of the vesting date. Any restricted stock unit, whether settled in common stock or cash, will be paid no later than two and a half months after the later of the end of the fiscal or calendar year in which the restricted stock unit vests.

Performance Awards

The Compensation Committee may grant performance awards on terms and conditions that the Compensation Committee determines. Performance awards consist of the right to receive cash or common shares if the specified goals are attained. The written agreement for each grant will specify the performance goal or goals, the period over which the goals are to be attained, the payment schedule if the goals are attained and other terms as the Compensation Committee determines. In the case of performance shares, the participant will have the right to receive legended stock certificates (or equivalent book entry shares) subject to restrictions on transferability. A participant will be entitled to vote shares that are issued and outstanding prior to satisfaction of the performance goals, and any dividends received will be reinvested in additional performance shares subject to the related performance goal(s). In the case of performance stock units, the participant will receive an agreement that specifies the performance goal or goals that must be satisfied prior to the Company issuing payment, which may be cash or common shares. Performance awards will be paid no later than two and a half months after the later of the end of the fiscal or calendar year in which the performance award is no longer subject to a substantial risk of forfeiture.

Incentive Awards

The Compensation Committee may grant incentive awards on terms and conditions that the Compensation Committee determines. The determination for granting incentive awards may be based on the attainment of performance levels of the Company as established by the Compensation Committee. Such incentive awards will be paid in cash and will equal a percentage of the participant’s base salary for the fiscal year, a fixed dollar amount or some other formula determined by the Compensation Committee. Payments will be made within two and a half months after the later of the end of the fiscal or calendar year in which the award is no longer subject to a substantial risk of forfeiture, but only after the Compensation Committee determines that the performance goals were attained.

COMPUWARE CORPORATION AND SUBSIDIARIES

Code Section 162(m) Performance Measure Awards

The Compensation Committee may designate that any award in the form of restricted stock, restricted stock units, performance shares, performance units or incentive awards be granted pursuant to Section 162(m) of the Internal Revenue Code. As a result, such grants will be subject to certain additional requirements intended to satisfy the exemption for performance-based compensation under Section 162(m). The performance criteria will be one or more of the following objective performance goals, either individually, alternatively, or in any combination, applied to either the Company as a whole or to a subsidiary or division, either individually, alternatively, or in any combination, and measured over a designated performance period, in each case as specified by the Compensation Committee in the award and calculated excluding the effect of certain items specified in the Amended and Restated LTIP:

•
earnings (as measured by net income, gross profit, operating income, operating income before interest, EBIT, EBITA, EBITDA, pre-tax income, or cash earnings, or earnings as adjusted by excluding one or more components of earnings, including each of the above on a per share and/or segment basis);

•
sales/net sales or growth in sales/net sales, revenues/net revenues or growth in revenues/net revenues or total sales commitments or growth in total sales commitments (defined as the sum of software license, maintenance, subscription and professional services (including application services) arrangements closed during the fiscal year, which sum is calculated by taking US Generally Accepted Accounting Principles (“US GAAP”) software license fees, maintenance and subscription fees and professional services fees and adding or subtracting, as appropriate, the change in the balance of deferred license, deferred maintenance, deferred subscription and deferred professional services revenue during the fiscal year, excluding the impact from foreign currency translation);

•
return on net sales or revenues (as measured by net income, gross profit, operating income, operating income before interest, EBIT, EBITA, EBITDA, pre-tax income, operating cash flow or cash earnings as a percentage of net sales);

•	gross profit margins;

•	cash flow, operating cash flow, free cash flow or discounted cash flow;

•	working capital;

•	market capitalization or total stock market capitalization;

•	return on investment (in cash or otherwise);

•	return on equity, assets, net assets, capital or cost of capital;

•	shareholder value;

•	total shareholder return;

•	economic value added;

COMPUWARE CORPORATION AND SUBSIDIARIES

•
stock trading multiples (as measured against investment, net income, gross profit, operating income, operating income before interest, EBIT, EBITA, EBITDA, pre-tax income, cash earnings or operating cash flow);

•	stock price; and

•
the closing of an offering and sale of shares of the common stock or other common equity security of a subsidiary to the public by the Company or such subsidiary pursuant to a registration statement under the Securities Act which has been declared effective by the Securities and Exchange Commission (other than a registration statement on Form S-4, Form S-8 or any other similar form), if, immediately following the closing of such sale, shares of the common stock or other common equity security of such subsidiary are registered under Section 12(b) or 12(g) of the Exchange Act or would be required to be so registered if the date immediately following the closing were the last day of such subsidiary’s fiscal year.

Subject to the adjustment provisions described above, the Amended and Restated LTIP limits grants to any one employee participant in any one fiscal year to 3,000,000 options or stock appreciation rights, 500,000 restricted shares or restricted stock units and 500,000 performance awards, up from 500,000, 200,000 and 200,000, respectively, in the Original LTIP. The Amended and Restated LTIP further limits the dollar value payable to any one employee participant in any one fiscal year on restricted stock units, performance awards or incentive awards valued in cash to the lesser of $20 million or ten times the participant’s base salary as of the beginning of the fiscal year, up from $10 million and five times, respectively. These limitations are intended to comply with requirements of Section 162(m) of the Internal Revenue Code.

Termination of Employment or Services

Options and Stock Appreciation Rights

Unless otherwise provided in the related grant agreement, if a participant’s employment or services are terminated for any reason other than death prior to the date that an option or stock appreciation right becomes vested, the right to exercise the option or stock appreciation right terminates, and all rights thereunder cease. If a participant’s employment or services are terminated due to the participant’s death, the option or stock appreciation right immediately becomes fully vested and exercisable, unless otherwise provided in the grant agreement. If an option or stock appreciation right becomes vested prior to termination of employment or services for any reason other than death or disability, then the participant has the right to exercise the option or stock appreciation right to the extent it was exercisable upon termination before the earlier of three months after termination or the expiration of the option or stock appreciation right, unless otherwise provided in the related grant agreement. If termination is due to the participant’s death or disability, then the participant or his or her estate may exercise the option or stock appreciation right to the extent it was exercisable upon termination until its expiration date, subject to any limitations in the grant agreement. The Compensation Committee may, in its discretion, accelerate the participant’s right to exercise an option or extend the option term, subject to any other limitations.

COMPUWARE CORPORATION AND SUBSIDIARIES

Restricted Stock, Restricted Stock Units, Performance Awards and Incentive Awards

Under the Amended and Restated LTIP, if a participant’s employment or services are terminated for any reason other than death, any portion of restricted shares, restricted stock units, performance awards and incentive awards not yet vested are generally forfeited to the Company (subject to a refund by the Company of any purchase price paid by the participant). Unless otherwise provided in the related grant agreement, if termination is due to the participant’s death, the portion of any such award not then vested shall immediately vest. The Compensation Committee, however, may provide, in its sole discretion, in the participant’s agreement or otherwise that an award will continue after termination of employment or services. The Compensation Committee may also waive or change any restrictions in its sole discretion except for restrictions on a Internal Revenue Code Section 162(m) award. The Compensation Committee may, for Internal Revenue Code Section 162(m) awards, deem restrictions and performance goals satisfied if a participant’s employment or services terminate due to death or disability.

Limitations on Transfer of Awards

No award under the Amended and Restated LTIP may be transferable other than by will or the laws of descent and distribution. Stock options and stock appreciation rights may only be exercised by the participant during his or her lifetime. However, a participant may assign or transfer without consideration an award, other than an incentive stock option, with the consent of the Compensation Committee. All common shares subject to an award will contain a legend restricting the transferability of the shares pursuant to the terms of the Amended and Restated LTIP, which can be removed once the restrictions have terminated, lapsed or been satisfied.

Termination and Amendment

No new awards may be granted under the Amended and Restated LTIP on or after May 18, 2021. The Board may terminate the Amended and Restated LTIP or the granting of any awards under the Amended and Restated LTIP at any time. In addition, the Board may further amend the Amended and Restated LTIP and the Compensation Committee may amend the terms of outstanding awards, but shareholder approval will be required for any amendment that materially increases benefits under the Amended and Restated LTIP, increases the common shares available under the Amended and Restated LTIP (except under the adjustment provisions), changes the eligibility provisions or modifies the Amended and Restated LTIP in a manner requiring shareholder approval under any applicable stock exchange rule. An amendment to the Amended and Restated LTIP will not, without the consent of the participant, materially and adversely affect the participant’s outstanding awards except to qualify the awards for exemption under Section 409A of the Internal Revenue Code, bring the Amended and Restated LTIP into compliance with Section 409A of the Internal Revenue Code, or as provided in the grant agreement.

Change in Control of the Company

COMPUWARE CORPORATION AND SUBSIDIARIES

Awards under the Amended and Restated LTIP are generally subject to special provisions upon a change in control transaction of the kind described in the Amended and Restated LTIP. Under the Amended and Restated LTIP, the Compensation Committee may provide in a grant agreement or otherwise that upon a change in control transaction (i) all outstanding options or stock appreciation rights immediately become fully vested and exercisable; (ii) any restriction period on any common shares immediately lapse and the shares become freely transferable; (iii) all performance goals are deemed to have been satisfied and any restrictions on any performance award immediately lapse and the awards become immediately payable; or (iv) all performance measures are deemed to have been satisfied for any outstanding incentive award, which immediately become payable. The Compensation Committee may also determine, in its sole discretion and without the consent of any participant, that upon a change in control, any outstanding option or stock appreciation right be cancelled in exchange for payment in cash, stock or other property for each vested share in an amount equal to the excess of the fair market value of the consideration to be paid in the change in control transaction over the exercise price.

COMPUWARE CORPORATION AND SUBSIDIARIES

Item 6.  Exhibits

Exhibit
Number	Description of Document

2.11
Agreement and Plan of Merger by and among Compuware Corporation, Compuware Acquisition Corp., dynaTrace software, Inc. and the Stockholder Representative dated as of July 1, 2011 (Company’s second Form 8-K dated July 8, 2011).

4.8	Consent and First Amendment to Credit Agreement dated June 30, 2011 (Company’s Form 8-K dated July 11, 2011).

10.130	Compuware Executive Incentive Agreement – Corporate (Company’s first Form 8-K dated July 8, 2011).

10.131	Form of Stock Option Agreement (Company’s first Form 8-K dated July 8, 2011).

10.135	Amended and Restated 2007 Long Term Incentive Plan (approved August 2011) (Attachment A to the Company’s proxy statement filed on July 14, 2011)

10.136	Executive Employment Agreement between the Company and Peter Karmanos, dated as of July 1, 2011

15	Independent Registered Public Accounting Firm’s Awareness Letter

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

COMPUWARE CORPORATION AND SUBSIDIARIES

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

COMPUWARE CORPORATION

Date: November 7, 2011	By:	/s/ Robert C. Paul

Robert C. Paul
Chief Executive Officer
(duly authorized officer)

Date: November 7, 2011	By:	/s/ Laura L. Fournier

Laura L. Fournier
Executive Vice President,
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)