Form 10-Q
period 2011-12-31
COMPUWARE CORP
filed 2012-02-07
CIK 859014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 6, 2012, there were outstanding 218,569,127 shares of Common Stock, par value $.01, of the registrant.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	December 31,	March 31,
ASSETS	2011	2011

CURRENT ASSETS:
Cash and cash equivalents	$82,201	$180,244
Accounts receivable, net	470,724	474,479
Deferred tax asset, net	47,460	40,756
Income taxes refundable	4,634	6,815
Prepaid expenses and other current assets	32,283	40,446
Total current assets	637,302	742,740

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	326,099	333,166

CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	117,175	83,001

ACCOUNTS RECEIVABLE	216,735	206,887

DEFERRED TAX ASSET, NET	40,789	35,754

GOODWILL	797,163	607,765

OTHER ASSETS	35,547	29,064

TOTAL ASSETS	$2,170,810	$2,038,377

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$16,805	$18,931
Current portion of long term debt	110,000
Accrued expenses	107,512	105,242
Income taxes payable	19,073	12,286
Deferred revenue	435,219	462,376
Total current liabilities	688,609	598,835

DEFERRED REVENUE	356,693	393,780

ACCRUED EXPENSES	27,908	28,016

DEFERRED TAX LIABILITY, NET	77,100	65,134
Total liabilities	1,150,310	1,085,765

SHAREHOLDERS' EQUITY:
Common stock	2,188	2,177
Additional paid-in capital	681,359	654,109
Retained earnings	355,650	297,067
Accumulated other comprehensive loss	(18,697)	(741)
Total shareholders' equity	1,020,500	952,612

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,170,810	$2,038,377

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
REVENUES:
Software license fees	$57,121	$60,152	$152,958	$139,095
Maintenance fees	106,843	106,321	322,908	314,159
Subscription fees	19,931	17,841	58,156	48,769
Professional services fees	50,575	48,332	157,403	139,576
Application services fees	18,587	14,379	52,302	37,780

Total revenues	253,057	247,025	743,727	679,379

OPERATING EXPENSES:
Cost of software license fees	4,844	3,745	13,150	10,428
Cost of maintenance fees	9,603	8,735	28,907	23,842
Cost of subscription fees	7,291	6,539	22,192	17,984
Cost of professional services	45,277	41,092	136,496	121,661
Cost of application services	17,265	12,719	53,934	34,159
Technology development and support	27,265	22,517	78,706	65,951
Sales and marketing	69,683	62,437	197,255	176,648
Administrative and general	39,236	39,760	122,717	115,977

Total operating expenses	220,464	197,544	653,357	566,650

INCOME FROM OPERATIONS	32,593	49,481	90,370	112,729

OTHER INCOME, NET	231	1,376	1,221	3,103

INCOME BEFORE INCOME TAXES	32,824	50,857	91,591	115,832

INCOME TAX PROVISION	11,236	16,858	30,339	43,196

NET INCOME	$21,588	$33,999	$61,252	$72,636

Basic earnings per share	$0.10	$0.16	$0.28	$0.33

Diluted earnings per share	$0.10	$0.15	$0.28	$0.32

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2011	2010
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$61,252	$72,636
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	44,706	37,300
Stock award compensation	17,555	13,387
Deferred income taxes	7,460	7,554
Other	221	561
Net change in assets and liabilities, net of effects from currency fluctuations and acquisitions:
Accounts receivable	(14,201)	(23,489)
Prepaid expenses and other current assets	1,940	14,572
Other assets	(3,451)	(1,514)
Accounts payable and accrued expenses	783	(11,882)
Deferred revenue	(53,184)	(77,463)
Income taxes	10,604	4,123
Net cash provided by operating activities	73,685	35,785

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of:
Business, net of cash acquired	(249,337)	(18,165)
Property and equipment	(15,879)	(13,328)
Capitalized software	(18,346)	(12,877)
Other	(575)
Net cash used in investing activities	(284,137)	(44,370)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings	180,200
Payments on borrowings	(70,200)
Net proceeds from exercise of stock awards including excess tax benefits	8,503	53,331
Employee contribution to stock purchase plans	2,101	1,892
Repurchase of common stock	(4,259)	(116,600)
Net cash provided by (used in) financing activities	116,345	(61,377)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,936)	1,928

NET DECREASE IN CASH AND CASH EQUIVALENTS	(98,043)	(68,034)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	180,244	149,897

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$82,201	$81,863

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2011, final amounts may differ from these estimates.

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

Basis for Revenue Recognition

The Company derives its revenue from licensing software products; providing maintenance and support services for those products; and rendering web performance, professional and application services.  Our software solutions are comprised of license fees, maintenance fees, subscription fees and software related professional services fees.

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

Once we have allocated the arrangement consideration between software deliverables and non-software deliverables, we recognize revenue as described in the respective category.

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

For revenue arrangements where there is a lack of VSOE for any undelivered elements, license fee revenue is deferred and recognized upon delivery of those elements or when VSOE can be established. When maintenance or software related professional services are the only undelivered elements, the license fee revenue is recognized on a ratable basis over the longer of the maintenance term or the period the software related professional services are expected to be performed. Such transactions include time-based licenses and certain unlimited capacity licenses, as the Company has not established VSOE for the undelivered elements in these arrangements. In order to comply with SEC Regulation S-X, Rule 5-03(b), which requires product, services and other categories of revenue to be displayed separately on the income statement, the Company separates the license fee, maintenance fee and software related professional services fee (which is included in professional services fees) associated with these types of arrangements based on its determination of fair value. The Company applies VSOE for maintenance related to perpetual license transactions and stand alone software related professional services arrangements as a reasonable and consistent approximation of fair value to separate license fee, maintenance fee and software related professional services fee revenue for income statement classification purposes.

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

Maintenance fees

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

Subscription fees

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

Application services fees

Our application services fees consist of fees related to our Covisint on-demand software including associated services. The arrangements do not provide customers the right to take possession of the software at any time, nor do the arrangements contain rights of return. Many of our application services fee contracts include a project fee and ongoing software-as-a-service (“SaaS”) operations (“recurring”) fees. Projects that have stand-alone value (e.g. other vendors provide similar services), qualify as a separate element of accounting. Therefore, the project fee is recognized as delivered. For those projects that do not have stand-alone value, the revenue is deferred and recognized over the expected period the customer will receive benefit. The recurring fees are recognized over the applicable service period.

Deferred revenue

Deferred revenue consists primarily of billed and unbilled maintenance fees related to the future service period of maintenance arrangements in effect at the reporting date. Deferred license fees, subscription services and application services are also included in deferred revenue for those arrangements that are being recognized on a ratable basis. Sales commission costs that directly relate to revenue transactions that are deferred are recorded as “prepaid expenses and other current assets” or non-current “other assets”, as applicable, in the condensed consolidated balance sheets.  Commission costs for license, maintenance and subscription arrangements are recognized as “sales and marketing” expenses in the condensed consolidated statements of operations over the revenue recognition period of the related customer arrangements. Commission costs for application services are recognized as “cost of application services” expenses in the condensed consolidated statements of operations over the revenue recognition period of the related customer arrangements.

Research and development

Research and development (“R&D”) costs primarily include the cost of programming personnel and amounted to $22.6 million and $16.2 million for the three months ended December 31, 2011 and 2010, respectively, and $62.2 million and $51.8 million for the nine months ended December 31, 2011 and 2010, respectively. R&D costs related to our software products and web performance services network are reported as “technology development and support” in the condensed consolidated statements of operations and for our application services network, the costs are reported as “cost of application services”.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.  The Company does not permanently reinvest any earnings in its foreign subsidiaries and recognizes all deferred tax liabilities that arise from outside basis differences in its investment in subsidiaries.

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

The Company’s effective tax rate for the nine months ended December 31, 2011 was 33.1% compared to 37.3% for the nine months ended December 31, 2010. The decrease in the effective tax rate was primarily due to legislation enacted in May 2011 that amended Michigan’s Income Tax Act to implement a comprehensive set of tax changes effective January 2012. One part of the legislation contains provisions that replaced the Michigan Business Tax (“MBT”) with a new corporate income tax. Certain credits allowed under the MBT, including the Brownfield Redevelopment (“Brownfield”) tax credit, will continue to be effective under the revised Income Tax Act. This allows the Company to reduce its future tax liability for the duration of the credit carryforward period. The Brownfield tax credit was originally awarded to the Company in 2003 when it moved its headquarters to the City of Detroit.  Upon enactment of the MBT in 2008, the Company established a deferred tax asset for the Brownfield tax credits, assessed the ability to utilize such credits prior to expiration and recorded a valuation allowance to reduce the carrying value of the Brownfield deferred tax asset to the more likely than not realizable value.  As a result of the May 2011 legislation, the valuation allowance associated with the Brownfield deferred tax asset was reversed resulting in a $5.0 million reduction to the Company’s income tax provision for the nine months ended December 31, 2011. The decrease was further impacted by a $2.2 million increase to the valuation allowance recorded during the nine months ended December 31, 2010 to reduce the carrying value of the Brownfield deferred tax asset to the more likely than not realizable value based upon our analysis and the then existing tax laws.

Cash paid for income taxes was $11.6 million and $28.1 million during the first three quarters of fiscal 2012 and 2011, respectively.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-5, “Presentation of Comprehensive Income”. The ASU disallows the presentation of the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Further, the ASU requires that the statement of net income and the statement of other comprehensive income be presented consecutively within the financial statements.  In December 2011, the FASB issued ASU No. 2011-12 which defers the requirement of ASU No. 2011-5 that reclassification adjustments between net income and other comprehensive income be included on the face of the financial statements. For public companies, ASU No. 2011-5 should be applied retrospectively for fiscal years and interim periods beginning after December 15, 2011. We will adopt the requirements of this ASU starting in the fourth quarter of fiscal 2012.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820)”. The amendments in this ASU change the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For public companies, the ASU should be applied prospectively for annual periods beginning after December 15, 2011.  We are currently evaluating the impact of this standard on our consolidated financial statements and plan to adopt this ASU in fiscal 2013.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350)”. The amendments in this ASU allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the first step of the two-step impairment test. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity must perform additional impairment testing.  Otherwise, performing the two-step impairment test is not necessary.  This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We are evaluating the impact this will have on our assessment of goodwill and plan to adopt this ASU in fiscal 2013.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210)”. The amendments in this ASU require improved disclosure information about financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. This ASU should be applied retrospectively for all comparative periods presented for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods.  We are currently evaluating the impact of this standard on our consolidated financial statements and plan to adopt this ASU in fiscal 2014.

Reclassification

The Company has expanded the revenue section of the Statement of Operations to seperately reflect maintenance and subscription fees and to break out application services fees from professional services fees. The respective costs of revenues have also been separated.  Therefore, these amounts in the Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2010 have been reclassified to conform with the current presentation.

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

Compuware acquired dynaTrace to obtain the technology described above.  The acquisition price in excess of the identifiable assets (goodwill) is a result of our expected synergies from the acquisition which are primarily related to expansion of the dynaTrace sales channel. In addition, we are integrating this technology with our Gomez On-premises and SaaS offerings and are expanding the dynaTrace sales channel into all of our sales channels including our direct sales force, inside sales force and independent distributors and partners.

The operations of dynaTrace are part of our APM business unit.  Therefore, financial activity and goodwill are included in the APM segment and reporting unit, respectively.

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

During the third quarter of fiscal 2012, CareTech Solutions, Inc. paid the remaining balance on its loan from the Company. As of December 31, 2011, our loans receivable balance consists of a note due from ForeSee Results, Inc. (“ForeSee”). During the first quarter of fiscal 2012, the ForeSee loan receivable was modified to extend the payment terms. The modified payment terms require quarterly payments of principal and interest be made through March 31, 2015 at an annual interest rate of 7.0%. The agreement also required ForeSee to make a $2.4 million payment on the related note during the first quarter of fiscal 2012, reducing the principal balance on the loan receivable to $5.6 million as of December 31, 2011.

The following is an analysis of our software products and loaned financing receivables aged based on invoice date as of December 31, 2011 and March 31, 2011 (in thousands):

	As of December 31, 2011
			Greater than
	0-29 days	30-90 days	90 days		Total
	past	past	past		financing
	invoice date	invoice date	invoice date	Unbilled	receivables
Pass rating
Software products	$6,953	$1,132	$17	$40,072	$48,174
Loans				5,868	5,868
Total	6,953	1,132	17	45,940	54,042

Watch rating
Software products	-	-	109	190	299

Total financing receivables	$6,953	$1,132	$126	$46,130	$54,341

	As of March 31, 2011
			Greater than
	0-29 days	30-90 days	90 days		Total
	past	past	past		financing
	invoice date	invoice date	invoice date	Unbilled	receivables
Pass rating
Software products	$6,439	$434	$179	$37,971	$45,023
Loans				9,753	9,753
Total	6,439	434	179	47,724	54,776

Watch rating
Software products	-	69	40	280	389

Total financing receivables	$6,439	$503	$219	$48,004	$55,165

As of December 31, 2011 and March 31, 2011, the allowance for credit losses on our financing receivables was $299,000 and $389,000, respectively.

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

The foreign currency net gains or (losses) for the three months ended December 31, 2011 and 2010 were $138,000 and ($464,000), respectively, and for the nine months ended December 31, 2011 and 2010 were $707,000 and ($1.1) million, respectively. The hedging transaction net gains or (losses) from foreign exchange derivative contracts for the three months ended December 31, 2011 and 2010 were $98,000 and $2,500, respectively, and for the nine months ended December 31, 2011 and 2010 were ($490,000) and $21,500, respectively. These amounts were recorded to “administrative and general” in the condensed consolidated statements of operations.

The Company had derivative contracts maturing through January 2012 to sell $3.4 million and purchase $8.9 million in foreign currencies at December 31, 2011 and had derivative contracts maturing through April 2011 to sell $3.3 million and purchase $5.7 million in foreign currencies at March 31, 2011.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2011
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash equivalents - money market funds	$22,276	$22,276	-	-

Liabilities:

Foreign exchange derivatives	$39	-	$39	-

	As of March 31, 2011
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash equivalents - money market funds	$106,640	$106,640	-	-

Liabilities:

Foreign exchange derivatives	$18	-	$18	-

Non-financial assets such as goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. See note 9 of the condensed consolidated financial statements for further information.

Note 6 - Computation of Earnings per Common Share

Earnings per common share data were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Basic earnings per share:	2011	2010	2011	2010

Numerator:
Net income	$21,588	$33,999	$61,252	$72,636

Denominator:
Weighted-average common shares outstanding	218,534	218,683	218,427	221,490

Basic earnings per share	$0.10	$0.16	$0.28	$0.33

Diluted earnings per share:

Numerator:
Net income	$21,588	$33,999	$61,252	$72,636

Denominator:
Weighted-average common shares outstanding	218,534	218,683	218,427	221,490
Dilutive effect of stock awards	3,349	6,475	4,134	3,622

Total shares	221,883	225,158	222,561	225,112

Diluted earnings per share	$0.10	$0.15	$0.28	$0.32

During the three and nine months ended December 31, 2011, stock awards to purchase a total of approximately 15.3 million and 10.9 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive. During the three and nine months ended December 31, 2010, stock awards to purchase a total of approximately 5.2 million and 17.6 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

Note 7 - Comprehensive Income

Other comprehensive income (loss) relates to foreign currency translation adjustments that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net income	$21,588	$33,999	$61,252	$72,636

Foreign currency translation adjustment, net of tax	1,197	(107)	(17,956)	2,320

Total comprehensive income	$22,785	$33,892	$43,296	$74,956

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

During the 2011 annual meeting of shareholders, shareholders approved an increase of 13.5 million in the number of common shares authorized for issuance under the 2007 LTIP, which increased the aggregate number of common shares reserved by the Company for issuance under the 2007 LTIP to 41.5 million as of December 31, 2011 (less shares previously issued).

Covisint Corporation (“Covisint”), a subsidiary of the Company, maintains a stock benefit plan referred to as the 2009 Long-Term Incentive Plan (“2009 Covisint LTIP”) allowing the Board of Directors of Covisint to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or restricted stock unit awards and cash incentive awards to employees and directors of Covisint.

Stock Option Activity

A summary of option activity under the Company’s stock-based compensation plans as of December 31, 2011, and changes during the nine months then ended is presented below (shares and intrinsic value in thousands):

	Nine Months Ended
	December 31, 2011
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term in Years	Value
Options outstanding as of March 31, 2011	16,868	$8.18
Granted	7,806	8.06
Exercised	(872)	7.82		$1,854
Forfeited	(479)	8.50
Cancelled/expired	(803)	11.85
Options outstanding as of December 31, 2011	22,520	$8.01	6.72	$19,793

Options vested and expected to vest, net of estimated forfeitures, as of December 31, 2011	20,980	$7.96	6.58	$19,085

Options exercisable as of December 31, 2011	10,824	$7.69	4.83	$10,940

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes option pricing model were as follows:

	Nine Months Ended
	December 31,
	2011	2010

Expected volatility	39.87%	42.12%
Risk-free interest rate	1.72%	2.42%
Expected lives at date of grant (in years)	5.8	6.1
Weighted-average fair value of the options granted	$4.04	$4.10

The average fair value of stock options vested during the nine months ending December 31, 2011 and 2010 was $4.72 and $4.64 per share, respectively.

Restricted Stock Units and Performance-Based Stock Awards Activity

A summary of non-vested restricted stock units and performance-based stock awards (collectively “Non-vested RSU”) activity under the Company’s 2007 LTIP as of December 31, 2011 and changes during the nine months then ended is presented below (shares and intrinsic value in thousands):

	Nine Months Ended
	December 31, 2011
		Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value

Non-vested RSU outstanding as of March 31, 2011	3,741
Granted	1,294	$9.84
Released	(410)		$4,037
Forfeited	(91)
Non-vested RSU outstanding as of December 31, 2011	4,534

Covisint Corporation 2009 Long-Term Incentive Plan

As of December 31, 2011, there were 119,000 stock options outstanding from the 2009 Covisint LTIP. These options will vest only if, prior to August 26, 2015, Covisint completes an initial public offering (“IPO”) or if there is a change of control of Covisint.

The individuals who received stock options from the 2009 Covisint LTIP were also awarded performance-based restricted stock unit awards (“PSAs”) from the Company’s 2007 LTIP. There were 1.4 million PSAs outstanding as of December 31, 2011. These PSAs will vest only if Covisint does not complete an IPO or a change of control transaction by August 25, 2015, and the Covisint business meets a pre-defined revenue target for any four consecutive calendar quarters ending prior to August 26, 2015.

Stock Awards Compensation

Stock award compensation expense was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Stock-based compensation classified as:

Cost of maintenance fees	$202	$190	$604	$349
Cost of subscription fees	(68)	33	(8)	33
Cost of professional services	54	118	287	468
Cost of application services	254	140	1,196	282
Technology development and support	575	318	1,655	833
Sales and marketing	1,493	1,272	4,546	4,202
Administrative and general	3,062	2,121	9,275	7,220

Total stock-based compensation expense before income taxes	$5,572	$4,192	$17,555	$13,387

As of December 31, 2011, total unrecognized compensation cost of $45.1 million, net of estimated forfeitures, related to nonvested equity awards is expected to be recognized over a weighted-average period of approximately 2.58 years.

Note 9 – Goodwill, Capitalized Software and Other Intangible Assets

Goodwill

In previous fiscal years, the Company operated in four business segments in the technology industry: products, web application performance management services, professional services and application services. Effective April 1, 2011, the Company realigned its business unit structure which resulted in a change in the Company’s segment reporting and reporting unit structure (see Note 10 for additional information). The following reporting units were created as a result of this change: Application Performance Management (“APM”), Mainframe (“MF”), Changepoint (“CP”), Uniface (“UF”), Professional Services (“PS”) and Covisint Application Services (“AS” or “Covisint”).

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

•	The goodwill balance of $25.4 million related to the Covisint reporting unit continues to be reported in the application services reporting unit during fiscal 2012.

Following the allocation of goodwill to the new reporting units, the Company performed impairment evaluations of each reporting unit’s goodwill as of April 1, 2011 which indicated the goodwill carrying values were not impaired.

The change in the carrying amount of goodwill by reporting unit during the nine months ended December 31, 2011 is summarized as follows (in thousands):

	APM	MF	CP	UF	PS	AS	Total
Goodwill as of April 1, 2011	$282,815	$141,020	$22,151	$21,350	$115,044	$25,385	$607,765

Acquisition (1)	210,908	-	-	-	-	-	210,908

Effect of foreign currency translation	(21,017)	(130)	(20)	(20)	(323)	-	(21,510)

Goodwill as of December 31, 2011	$472,706	$140,890	$22,131	$21,330	$114,721	$25,385	$797,163

(1)The Company acquired dynaTrace on July 1, 2011. See Note 2 for information related to the purchase accounting that resulted in the recording of goodwill.

As of December 31, 2011, the Company concluded that the shortfall of APM revenues compared to expected results was a triggering event requiring an interim impairment review of goodwill for the APM reporting unit. The evaluation indicated that the estimated fair value of the APM reporting unit exceeded the reporting unit’s carrying value by 59% at December 31, 2011.  Therefore, no impairment charge was taken.

Capitalized software and other intangible assets

The components of the Company’s capitalized software and other intangible assets are as follows (in thousands):

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,425		$4,425

Amortized intangible assets:
Capitalized software
Internally developed	$208,959	(171,162)	$37,797
Purchased (1)	166,142	(131,253)	34,889
Customer relationship (2)	51,979	(19,982)	31,997
Other (2)	22,348	(14,281)	8,067
Total amortized intangible assets	$449,428	$(336,678)	$112,750

	As of March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,467		$4,467

Amortized intangible assets:
Capitalized software
Internally developed	$194,770	$(161,671)	33,099
Purchased	136,469	(125,118)	11,351
Customer relationship	48,813	(16,729)	32,084
Other	11,162	(9,162)	2,000
Total amortized intangible assets	$391,214	$(312,680)	$78,534

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

Amortization of intangible assets

Amortization expense of capitalized software, customer relationship and other intangible assets were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Amortized intangible assets:
Capitalized software
Internally developed	$3,323	$2,806	$9,483	$8,250
Purchased	2,711	1,200	6,438	3,535
Customer relationship	1,164	1,163	3,427	3,382
Other	1,092	490	2,867	1,425

Total amortization expense	$8,290	$5,659	$22,215	$16,592

Capitalized software amortization related to our product software is reported as “cost of software license fees”, amortization related to our web performance services (“Gomez SaaS”) is reported as “cost of subscription fees” and amortization related to our application services (“Covisint”) is reported as “cost of application services” in the condensed consolidated statements of operations.

Customer relationship amortization related to our software solutions segments is reported as “sales and marketing” and amortization related to our application services segment is reported as “cost of application services” in the condensed consolidated statements of operations.

Amortization expense associated with trademarks and trade names is reported as “administrative and general” in the condensed consolidated statements of operations.

Based on the capitalized software, customer relationship and other intangible assets recorded through December 31, 2011, the annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (in thousands):

	Fiscal Year Ended March 31,
	2012	2013	2014	2015	2016	Thereafter
Amortized intangible assets:
Capitalized software	$21,808	$21,926	$18,414	$12,880	$10,258	$3,321
Customer relationship	4,470	4,168	4,121	4,121	4,121	14,423
Other	3,791	3,427	2,981	735	-	-

Total amortization expense	$30,069	$29,521	$25,516	$17,736	$14,379	$17,744

Note 10 – Segment Information

In previous fiscal years, the Company operated in four business segments: products, web application performance management services, professional services and application services. Effective April 1, 2011, the Company realigned its business unit structure which had the following effect: (1) the former products segment split into four new segments: Application Performance Management, Mainframe, Changepoint and Uniface; (2) the former web performance services segment (Gomez SaaS solution) and Gomez On-premises software (formerly Vantage) are combined within the APM segment; and (3) the operating results of our software related professional services are reported within APM, Mainframe, Changepoint and Uniface, as applicable (previously reported in the Professional Services segment).

As a result of these changes, Compuware now has six business segments: APM, Mainframe, Changepoint, Uniface, Professional Services and Covisint Application Services.

This business unit structure should provide the Company with better visibility and control over the operations of the business and increase its market agility, enabling it to more effectively capitalize on market conditions and competitive advantages to maximize revenue growth and profitability. The segment presentation in the prior period has been recast to conform to the current presentation of the business segments. This change did not have an impact on previously reported consolidated financial results.

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

•	Covisint services are provided on a SaaS platform and use business-to-business applications to integrate vital business information and processes between partners, customers and suppliers.

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

	Three Months Ended
	December 31, 2011
							Unallocated
	APM	MF	CP	UF	PS	AS	Expenses	Total

Software license fees	$24,360	$26,720	$3,513	$2,528	$-	$-	$-	$57,121

Maintenance fees	19,441	75,782	3,895	7,725	-	-	-	106,843

Subscription fees	19,379	-	552	-	-	-	-	19,931

Professional services fees	8,893	558	4,517	981	35,626	-	-	50,575

Application services fees	-	-	-	-	-	18,587	-	18,587

Total revenues	72,073	103,060	12,477	11,234	35,626	18,587	-	253,057

Operating expenses	82,118	24,721	11,683	5,044	31,794	17,265	47,839	220,464

Income (loss) from operations	$(10,045)	$78,339	$794	$6,190	$3,832	$1,322	$(47,839)	$32,593

	Three Months Ended
	December 31, 2010
							Unallocated
	APM	MF	CP	UF	PS	AS	Expenses	Total

Software license fees	$21,059	$34,877	$1,545	$2,671	$-	$-	$-	$60,152

Maintenance fees	17,194	77,838	3,742	7,547	-	-	-	106,321

Subscription fees	17,841	-	-	-	-	-	-	17,841

Professional services fees	5,937	1,784	4,141	1,354	35,116	-	-	48,332

Application services fees	-	-	-	-	-	14,379	-	14,379

Total revenues	62,031	114,499	9,428	11,572	35,116	14,379	-	247,025

Operating expenses	63,450	26,419	11,680	4,932	29,108	12,719	49,236	197,544

Income (loss) from operations	$(1,419)	$88,080	$(2,252)	$6,640	$6,008	$1,660	$(49,236)	$49,481

	Nine Months Ended
	December 31, 2011
							Unallocated
	APM	MF	CP	UF	PS	AS	Expenses	Total

Software license fees	$54,142	$83,874	$7,643	$7,299	$-	$-	$-	$152,958

Maintenance fees	57,003	230,776	11,647	23,482	-	-	-	322,908

Subscription fees	56,639	-	1,517	-	-	-	-	58,156

Professional services fees	22,646	3,960	12,487	3,259	115,051	-	-	157,403

Application services fees	-	-	-	-	-	52,302	-	52,302

Total revenues	190,430	318,610	33,294	34,040	115,051	52,302	-	743,727

Operating expenses	231,489	72,926	33,989	15,595	95,045	53,934	150,379	653,357

Income (loss) from operations	$(41,059)	$245,684	$(695)	$18,445	$20,006	$(1,632)	$(150,379)	$90,370

	Nine Months Ended
	December 31, 2010
							Unallocated
	APM	MF	CP	UF	PS	AS	Expenses	Total

Software license fees	$53,520	$72,346	$6,145	$7,084	$-	$-	$-	$139,095

Maintenance fees	47,912	233,465	10,904	21,878	-	-	-	314,159

Subscription fees	48,769	-	-	-	-	-	-	48,769

Professional services fees	15,404	4,918	11,489	3,390	104,375	-	-	139,576

Application services fees	-	-	-	-	-	37,780	-	37,780

Total revenues	165,605	310,729	28,538	32,352	104,375	37,780	-	679,379

Operating expenses	177,527	73,591	34,370	14,231	87,748	34,159	145,024	566,650

Income (loss) from operations	$(11,922)	$237,138	$(5,832)	$18,121	$16,627	$3,621	$(145,024)	$112,729

The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly such information is not provided.

Financial information regarding geographic operations is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenues:
United States	$154,857	$148,842	$475,193	$426,738
Europe and Africa	67,426	64,479	177,756	165,890
Other international operations	30,774	33,704	90,778	86,751
Total revenues	$253,057	$247,025	$743,727	$679,379

	As of	As of
	December 31,	March 31,
	2011	2011
Long-lived assets
United States	$946,653	$944,506
Europe and Africa	241,297	33,037
Other international operations	7,998	7,838
Total long-lived assets	$1,195,948	$985,381

Long-lived assets are comprised of property, plant and equipment, goodwill and capitalized software.  As of December 31, 2011, long-lived assets in Europe include goodwill associated with the dynaTrace acquisition which is recorded in Austria (see Note 2 for additional information).

Note 11 - Debt

On June 30, 2011, the Company amended the credit facility with Comerica Bank and other lenders. Under the amendment, the Company exercised its right to increase the revolving line of credit from $150 million to $200 million. The amendment reduced the amount the Company can increase the revolving line of credit to an additional $100 million (previously $150 million) subject to receiving further commitments from lenders and certain other conditions.

On July 1, 2011, Compuware borrowed $129.5 million under the credit facility to partially fund the acquisition of dynaTrace (see note 2).

As of December 31, 2011, the Company’s debt balance under its unsecured revolving credit agreement (the “credit facility”) was $110.0 million. As the credit facility expires on November 1, 2012, the full balance is classified as short term as of December 31, 2011. The Company had no short term or long term debt at March 31, 2011.

The credit facility contains various covenant requirements, including limitations on liens; indebtedness; mergers, consolidations and acquisitions; asset sales; dividends; investments, loans and advances from the Company; transactions with affiliates; and limits additional borrowing outside of the facility to $250 million. The credit facility is also subject to maximum total debt to EBITDA and minimum fixed charge coverage financial covenants. The Company was in compliance with the covenants under the credit facility at December 31, 2011.

Any borrowings under the credit facility bear interest at the base rate (the greatest of the prime rate, the federal funds effective rate plus one percent, or the daily LIBOR rate plus one percent) or the Eurodollar rate, at the Company’s option, plus the applicable margin (which is based on the level of maximum total debt to EBITDA ratio). As of December 31, 2011, interest rates on outstanding borrowings were at a weighted average rate of 1.8%. The Company pays a quarterly fee on the credit facility based on the applicable margin grid. Interest and fees related to the credit facility were $1.4 million during the nine months ended December 31, 2011.

Cash paid for interest during the third quarter and first nine months of fiscal 2012 was $983,000 and $2.4 million, respectively. Cash paid for interest during the third quarter and first nine months of fiscal 2011 was $413,000 and $1.0 million, respectively.

Note 12 – Contingencies

The Company is subject to various legal actions and claims incidental to its business. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance. It is the opinion of management that the outcome of such matters will not have a material impact on the Company’s financial position, results of operations or cash flows as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Compuware Corporation
Detroit, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of December 31, 2011, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended December 31, 2011 and 2010 and of cash flows for the nine-month periods ended December 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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
February 7, 2012

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

In previous fiscal years, we operated in four business segments in the technology industry: products, web application performance management services, professional services and application services. Effective April 1, 2011, we realigned our business unit structure which had the following effect on our segments: (1) the former products segment split into four new segments: Application Performance Management (“APM”), Mainframe, Changepoint and Uniface; (2) the former web performance services segment (“Gomez SaaS” solution) and Gomez On-premises software (formerly Vantage) are combined within the APM segment; and (3) the operating results of our software related professional services (“software related services”) are reported within APM, Mainframe, Changepoint and Uniface, as applicable (previously reported in the Professional Services segment).

As a result of these changes, we now have six business segments: APM, Mainframe (“MF”), Changepoint (“CP”), Uniface (“UF”), Professional Services (“PS”) and Covisint Application Services (“AS” or “Covisint”). These segments are described in detail in Note 10 to the condensed consolidated financial statements.

This business unit structure is intended to provide better visibility and control over the operations of our business and to increase our market agility, enabling us to more effectively capitalize on market conditions and competitive advantages to maximize revenue growth and profitability. The segment presentation in the prior period has been revised to conform to the current presentation of our reportable segments. The change in reporting segments had no impact on previously reported consolidated financial results.

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

Our primary source of profitability and cash flow is the sale of our mainframe productivity tools (“mainframe”) that are used within our customers’ mainframe computing environments for fault diagnosis, file and data management, application performance monitoring and application debugging. Over the past few years, we have experienced lower volumes of software license transactions for our mainframe solutions causing an overall downward trend in our mainframe product revenues. Changes in our current customer IT computing environments and spending habits have impacted their need for additional mainframe computing capacity. In addition, increased competition and pricing pressures have had a negative impact on our revenues. Customers utilize our products to reduce operating costs, increase programmer productivity and create a smooth transition to the next generation of mainframe environment programmers. We will continue to make strategic enhancements to our mainframe solutions through research and development investments with the goal of meeting customer needs and maintaining a maintenance renewal rate of approximately 90%. The cash flow generated from our mainframe business supports our growth segments.

We have identified the APM market as a key source of future revenue growth. Web, mobile and cloud applications and the complex distributed applications delivery chain supporting them have become increasingly critical to a company’s brand awareness, revenue growth and overall market share. Because of this, the market for APM solutions is significant and growing rapidly. Our APM solutions are marketed under the brand names “Gomez” and “dynaTrace”.  These solutions provide our customers with on-premises software (“Gomez On-premises” and “dynaTrace”) and SaaS platform based web application performance services (“Gomez SaaS”). These solutions ensure the optimal performance of each customer’s enterprise, web, streaming, mobile and cloud applications. We are investing in our APM solutions with the goal of providing solutions that are best-in-class within the APM market. Specifically, our investments include: (1) enhancements to our global web performance services network with specific focus on ease of use, time-to-value and data analytics in mobile application performance capabilities and in video streaming performance; (2) enhancements to our First Mile to Last Mile solution which combines our on-premises software and SaaS solution into a single platform that provides performance metrics for cloud, web and data center applications in a consolidated dashboard; and (3) the acquisition of dynaTrace software, Inc. (“dynaTrace”) in July 2011.  The dynaTrace software enables companies to continuously track business transactions and provides exact identification of performance problems, enhancing our Gomez On-premises software solutions.

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

The professional services reporting segment recently went through a business transformation and is now focused on achieving modest revenue growth and high operating margins by delivering high quality solutions and resources to our customers that meet their needs from application development through project management. Our goal is to provide the expertise, best practices and agility needed to meet our customers’ critical technology challenges. Areas of growth that we have identified are cloud and mobile application development services. Enhancing our competencies in these areas will provide an opportunity to continue growing the segment’s revenue and operating margin.

During fiscal 2012, we have invested additional resources in supporting anticipated growth in our APM and application services markets.  We do not anticipate significant overall headcount increases going forward and, therefore, expect margins to increase in the future.

COMPUWARE CORPORATION AND SUBSIDIARIES

Quarterly Update

The following occurred during the third quarter of 2012:

•
Management communicated continued total annual revenue growth expectations with increasing operating margins over the next three fiscal years. While revenue and earnings expectations fell short during the third quarter, we still expect to achieve targeted growth rates and operating margins over the coming three years.

•
Realized an increase of $6.0 million or 2.4% in revenue during the third quarter of 2012 as compared to the prior year due to a $4.2 million increase in application services revenue, a $2.2 million increase in professional services revenue and a $2.1 million increase in subscription revenue, partially offset by a $3.0 million decline in software license fees  (see “Business Segment Analysis” for additional information).

•
Experienced a decline in operating margin to 12.9% during the third quarter of 2012 compared to 20.0% in the third quarter of 2011. The decrease was primarily due to our continued investments in the APM and application services businesses (see “Business Segment Analysis” for additional information).

•
Realized an increase in software solutions revenue of $1.3 million or 0.7% as compared to the prior year but experienced a decrease in operating margin to 37.9% in the third quarter of 2012 as compared to 46.1% during the third quarter of 2011 primarily due to increased investments within our APM business and a decline in mainframe revenue.

•
Professional services segment revenue increased $510,000 or 1.5% during the third quarter of 2012 as compared to the prior year. Operating margin declined to 10.8% in the third quarter of 2012 from 17.1% during the second quarter of 2011 due to a revenue reserve on a government contract (see “Professional Services” for additional information).

•
Covisint revenue increased 29% from the third quarter of 2011. Operating margin declined to 7.1% in the third quarter of 2012 from 11.5% during the third quarter of 2011 as a result of hiring additional personnel to prepare for anticipated growth in the market.

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

	Software Solutions							Unallocated
Three Months Ended:	APM	MF	CP	UF	Total	PS	AS	Expenses	Total

December 31, 2011

Total revenues	$72,073	$103,060	$12,477	$11,234	$198,844	$35,626	$18,587	$-	$253,057

Operating expenses	82,118	24,721	11,683	5,044	123,566	31,794	17,265	47,839	220,464

Income (loss) from operations	$(10,045)	$78,339	$794	$6,190	$75,278	$3,832	$1,322	$(47,839)	$32,593

Operating margin %	(13.9%)	76.0%	6.4%	55.1%	37.9%	10.8%	7.1%	N/A	12.9%

December 31, 2010

Total revenues	$62,031	$114,499	$9,428	$11,572	$197,530	$35,116	$14,379	$-	$247,025

Operating expenses	63,450	26,419	11,680	4,932	106,481	29,108	12,719	49,236	197,544

Income (loss) from operations	$(1,419)	$88,080	$(2,252)	$6,640	$91,049	$6,008	$1,660	$(49,236)	$49,481

Operating margin %	(2.3%)	76.9%	(23.9%)	57.4%	46.1%	17.1%	11.5%	N/A	20.0%

	Software Solutions							Unallocated
Nine Months Ended:	APM	MF	CP	UF	Total	PS	AS	Expenses	Total

December 31, 2011

Total revenues	$190,430	$318,610	$33,294	$34,040	$576,374	$115,051	$52,302	$-	$743,727

Operating expenses	231,489	72,926	33,989	15,595	353,999	95,045	53,934	150,379	653,357

Income (loss) from operations	$(41,059)	$245,684	$(695)	$18,445	$222,375	$20,006	$(1,632)	$(150,379)	$90,370

Operating margin %	(21.6%)	77.1%	(2.1%)	54.2%	38.6%	17.4%	(3.1%)	N/A	12.2%

December 31, 2010

Total revenues	$165,605	$310,729	$28,538	$32,352	$537,224	$104,375	$37,780	$-	$679,379

Operating expenses	177,527	73,591	34,370	14,231	299,719	87,748	34,159	145,024	566,650

Income (loss) from operations	$(11,922)	$237,138	$(5,832)	$18,121	$237,505	$16,627	$3,621	$(145,024)	$112,729

Operating margin %	(7.2%)	76.3%	(20.4%)	56.0%	44.2%	15.9%	9.6%	N/A	16.6%

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

Revenue associated with our software solutions consists of software license fees, maintenance fees, subscription fees and professional services fees (software related services). Software solutions revenues are presented in the table below (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2011	2010	Change	2011	2010	Change
Software license fees	$57,121	$60,152	-5.0%	$152,958	$139,095	10.0%
Maintenance fees	106,843	106,321	0.5%	322,908	314,159	2.8%
Subscription fees	19,931	17,841	11.7%	58,156	48,769	19.2%
Professional services fees	14,949	13,216	13.1%	42,352	35,201	20.3%
Total software solutions revenue	$198,844	$197,530	0.7%	$576,374	$537,224	7.3%

Software license fees (“license fees”) decreased $3.0 million during the third quarter of 2012, which included a negative impact from foreign currency fluctuations of $95,000, and increased $13.9 million during the first nine months of 2012, which included a positive impact of foreign currency fluctuations of $4.7 million, as compared to the same periods of the prior year. Excluding the impact from foreign currency fluctuations, license fees decreased $2.9 million for the third quarter of 2012 and increased $9.2 million for the first nine months of 2012 as compared to the same periods of the prior year. The decrease for the third quarter of 2012 was due to an $8.2 million decrease in mainframe license revenue, partially offset by a $3.3 million increase in APM license revenue and a $2.0 million increase in Changepoint license revenue. The increase for the first nine months of 2012 was due primarily to additional mainframe license revenue (see the discussion within “Software Solutions by Business Segment” for more details).

During the third quarters of 2012 and 2011, for software license transactions that were required to be recognized ratably, we deferred $6.4 million and $9.2 million, respectively, of license fees relating to such transactions that closed during the period. We recognized as license fees $12.0 million and $15.6 million of previously deferred license revenue during the third quarter of 2012 and 2011, respectively, relating to such transactions that closed and had been deferred prior to the beginning of the period.

During the first nine months of 2012 and 2011, for software license transactions that were required to be recognized ratably, we deferred $11.8 million and $21.8 million, respectively, of license fees relating to such transactions that closed during the period. We recognized as license fees $37.9 million and $46.5 million of previously deferred license revenue during the first nine months of 2012 and 2011, respectively, relating to such transactions that closed and had been deferred prior to the beginning of the period.

Maintenance fees increased $522,000 during the third quarter of 2012, which included a positive impact from foreign currency fluctuations of $131,000, and increased $8.7 million during the first nine months of 2012, which included a positive impact from foreign currency fluctuations of $10.9 million, as compared to the same periods of the prior year. Excluding the impact from foreign currency fluctuations, maintenance fees increased $391,000 for the third quarter of 2012 and decreased $2.2 million for the first nine months of 2012 as compared to the same periods of the prior year. Although we continue to experience a high maintenance renewal rate with our current mainframe customers, the decline in mainframe license transactions during 2010 and 2011 is impacting mainframe maintenance revenue as new or growth customers are not entirely replacing the maintenance revenue loss from the non-renewed or reduced capacity mainframe maintenance arrangements. The decline was entirely offset for the third quarter of 2012 and partially offset for the first nine months of 2012 by an increase in Gomez On-premises software maintenance fees including additional maintenance revenue gained from the acquisition of dynaTrace.

COMPUWARE CORPORATION AND SUBSIDIARIES

Subscription fees increased $2.1 million during the third quarter of 2012 and increased $9.4 million during the first nine months of 2012 as compared to the same periods of the prior year. The improvement in subscription fees over the prior year is primarily a result of new SaaS solution sales exceeding customer cancellations.

Professional services fees within our software solutions business segments increased $1.7 million during the third quarter of 2012 and increased $7.2 million during the first nine months of 2012. The improvement in professional services fees over the prior year primarily occurred within our APM business unit due to increased implementation fees associated with new APM solution sales and increases in demand for our managed service offerings.

Software solutions revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
United States	$103,056	$102,226	$315,464	$292,232
Europe and Africa	66,347	62,598	173,897	161,279
Other international operations	29,441	32,706	87,013	83,713
Total software solutions revenue	$198,844	$197,530	$576,374	$537,224

COMPUWARE CORPORATION AND SUBSIDIARIES

Software Solutions by Business Segment

Application Performance Management

The financial results of operations for our APM segment were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2011	2010	Chg	2011	2010	Chg
Revenue
Software license fees	$24,360	$21,059	15.7%	$54,142	$53,520	1.2%
Maintenance fees	19,441	17,194	13.1%	57,003	47,912	19.0%
Subscription fees	19,379	17,841	8.6%	56,639	48,769	16.1%
Professional services fees	8,893	5,937	49.8%	22,646	15,404	47.0%
Total revenue	$72,073	$62,031	16.2%	$190,430	$165,605	15.0%

Operating expenses	82,118	63,450	29.4%	231,489	177,527	30.4%

Loss from operations	$(10,045)	$(1,419)	(607.9%)	$(41,059)	$(11,922)	(244.4%)

Operating margin %	(13.9%)	(2.3%)		(21.6%)	(7.2%)

APM segment revenue increased $10.0 million during the third quarter of 2012 and $24.8 million during the first nine months of 2012 as compared to the same periods of the prior year. The increase in software license fees from the prior year can be attributed to additional revenue related to the acquisition of dynaTrace, partially offset by the effects of integrating our new dynaTrace solution into our sales force and changes in the related sales strategy during 2012, which had a negative impact on license sales.

The increase in maintenance fees for the third quarter of 2012 as compared to the same period of the prior year is primarily attributable to revenue related to dynaTrace. The increase in maintenance fees for the first nine months of 2012 as compared to the same period of the prior year is primarily a result of current year on-premises solution sales exceeding customer cancellations as we experienced a high renewal rate with existing customers and, to a lesser extent, positive impact of revenue from dynaTrace and foreign currency rate fluctuations.

The increases in subscription fees for the third quarter of 2012 and the first nine months of 2012 as compared to the same periods of the prior year are primarily the result of new SaaS solution sales exceeding customer cancellations.

The increase in professional services fees primarily relates to delivering a small backlog of projects and an increase in demand for our managed service offerings which are marketed as  Guardian Services, and to a lesser extent, additional revenue related to the acquisition of dynaTrace.

Operating expenses increased $18.7 million during the third quarter of 2012 and $54.0 million during the first nine months of 2012 as compared to the same periods of the prior year. These increases can be attributed to continued investment in our APM solutions including hiring developers and sales personnel, increasing the capacity of our web application services network and the acquisition of dynaTrace. We believe these investments will better position us to capitalize on the anticipated growth of the APM industry. The costs associated with these investments exceeded revenue growth, which had a negative impact on our operating margin for the third quarter and the first nine months of 2012 as compared to the same periods of the prior year.

COMPUWARE CORPORATION AND SUBSIDIARIES

Mainframe

The financial results of operations for our Mainframe segment were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2011	2010	Chg	2011	2010	Chg
Revenue
Software license fees	$26,720	$34,877	(23.4%)	$83,874	$72,346	15.9%
Maintenance fees	75,782	77,838	(2.6%)	230,776	233,465	(1.2%)
Professional services fees	558	1,784	(68.7%)	3,960	4,918	(19.5%)
Total revenue	$103,060	$114,499	(10.0%)	$318,610	$310,729	2.5%

Operating expenses	24,721	26,419	(6.4%)	72,926	73,591	(0.9%)

Income from operations	$78,339	$88,080	(11.1%)	$245,684	$237,138	3.6%

Operating margin %	76.0%	76.9%		77.1%	76.3%

Mainframe segment revenue decreased $11.4 million for the third quarter of 2012 as compared to the same period of the prior year due to $12.4 million in license fees recognized during the third quarter of 2011 related to several significant license transactions that closed during that quarter.

Mainframe segment revenue increased $7.9 million for the first nine months of 2012 as compared to the same period of the prior year due primarily to several significant license transactions with government entities that resulted in the recognition of $21.5 million in license fees during the first three quarters of 2012, some of which we had anticipated closing in the fourth quarter of 2011. Additionally, two license contracts with financial services companies closed during the first nine months of 2012, resulting in the recognition of $4.9 million in license fees. Significant license transactions during the first nine months of 2011 resulted in the recognition of approximately $15.2 million in license fees.  We do not anticipate comparable revenues from significant license transactions in the coming years and therefore, expect mainframe revenue to decline going forward.

The decline in operating margin for the third quarter of 2012 was due to the decline in mainframe revenue as compared to the same period of the prior year. The operating margin improvement for the first nine months of 2012 was due to the increase in software license fees as compared to the same period of the prior year.

COMPUWARE CORPORATION AND SUBSIDIARIES

Changepoint

 The financial results of operations for our Changepoint segment were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2011	2010	Chg	2011	2010	Chg
Revenue
Software license fees	$3,513	$1,545	127.4%	$7,643	$6,145	24.4%
Maintenance fees	3,895	3,742	4.1%	11,647	10,904	6.8%
Subscription fees	552	-	N/A	1,517	-	N/A
Professional services fees	4,517	4,141	9.1%	12,487	11,489	8.7%
Total revenue	$12,477	$9,428	32.3%	$33,294	$28,538	16.7%

Operating expenses	11,683	11,680	0.0%	33,989	34,370	(1.1%)

Income (loss) from operations	$794	$(2,252)	135.3%	$(695)	$(5,832)	88.1%

Operating margin %	6.4%	(23.9%)		(2.1%)	(20.4%)

Changepoint segment revenue increased $3.0 million for the third quarter of 2012 and $4.8 million for the first nine months of 2012 as compared to the same periods of the prior year.  The increase in revenue is primarily related to additional sales within our customer base, and to a lesser extent, sales to new customers. The improvement in operating margin relates primarily to the increase in revenue.

Uniface

The financial results of operations for our Uniface segment were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2011	2010	Chg	2011	2010	Chg
Revenue
Software license fees	$2,528	$2,671	(5.4%)	$7,299	$7,084	3.0%
Maintenance fees	7,725	7,547	2.4%	23,482	21,878	7.3%
Professional services fees	981	1,354	(27.5%)	3,259	3,390	(3.9%)
Total revenue	$11,234	$11,572	(2.9%)	$34,040	$32,352	5.2%

Operating expenses	5,044	4,932	2.3%	15,595	14,231	9.6%

Income from operations	$6,190	$6,640	(6.8%)	$18,445	$18,121	1.8%

Operating margin %	55.1%	57.4%		54.2%	56.0%

Uniface segment revenue decreased $338,000 for the third quarter of 2012 as compared to the same period of the prior year due to a decline in software license and professional services fees, partially offset by an increase in maintenance fees. Uniface segment revenue increased $1.7 million for the first nine months of 2012 as compared to the same period of the prior year due primarily to positive foreign currency impact on revenue and higher maintenance billings throughout the previous year. Operating expenses for the third quarter of 2012 were consistent with operating expenses for the same period of the prior year while operating expenses for the first nine months of 2012 increased due to a negative foreign currency impact and additional expenses associated with the increase in revenue as compared to the same period of the prior year.  We continue to make investments in our development and customer support groups to pursue the segment’s growth objectives which caused a slight decline in operating margins during the first nine months of 2012.

COMPUWARE CORPORATION AND SUBSIDIARIES

Professional Services

The financial results of operations for our professional services segment were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2011	2010	Chg	2011	2010	Chg

Professional services fees	$35,626	$35,116	1.5%	$115,051	$104,375	10.2%

Operating expenses	31,794	29,108	9.2%	95,045	87,748	8.3%

Income from operations	$3,832	$6,008	(36.2%)	$20,006	$16,627	20.3%

Operating margin %	10.8%	17.1%		17.4%	15.9%

Professional services segment fees increased $510,000 for the third quarter of 2012 and $10.7 million for the first nine months of 2012 as compared to the same periods of the prior year primarily due to an increase in application development services for customers within the financial services industry. Professional services fees were negatively impacted $2.5 million during the third quarter of 2012 by a revenue reserve taken on a government contract due to collectability concerns.

Operating expenses increased $2.7 million for the third quarter of 2012 and $7.3 million for the first nine months of 2012 as compared to the same periods of the prior year primarily due to increased staffing levels and increases in subcontractor costs to manage the growth of the business. The improvement in operating margin for the first nine months of 2012 was due to increases in average billing rates and staff utilization, partially offset by the revenue reserve discussed above.

COMPUWARE CORPORATION AND SUBSIDIARIES

Professional services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
United States	$35,331	$34,173	$113,988	$101,778
Europe and Africa	295	943	1,061	2,120
Other international operations	-	-	2	477
Total professional services segment revenue	$35,626	$35,116	$115,051	$104,375

Application Services

The financial results of operations for our Covisint application services segment were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2011	2010	Chg	2011	2010	Chg

Application services fees	$18,587	$14,379	29.3%	$52,302	$37,780	38.4%

Operating expenses	17,265	12,719	35.7%	53,934	34,159	57.9%

Income (loss) from operations	$1,322	$1,660	(20.4%)	$(1,632)	$3,621	(145.1%)

Operating margin %	7.1%	11.5%		(3.1%)	9.6%

Application services segment fees increased $4.2 million for the third quarter of 2012 and $14.5 million for the first nine months of 2012 as compared to the same periods of the prior year primarily due to growth from automotive customers, as the industry has stabilized from the recent economic downturn, and to continued expansion into the healthcare industry. We anticipate demand in the healthcare industry will continue to grow as hospitals, physicians and the United States government move toward establishing electronic patient health and medical records which will require secure computerized databases and environments for storing and sharing of information. Our application services are designed to meet this demand for secure sharing of information which we believe will be a factor in the future growth of the Covisint segment.

As of December 31, 2011, backlog for the application services segment was approximately $142.5 million and represents contractually committed arrangements for the next five years that have yet to be recognized, and up to three years of anticipated revenue associated with certain annual contracts that we believe are highly likely to be renewed.

Operating expenses increased $4.5 million during the third quarter of 2012 and $19.8 million during the first nine months of 2012 as compared to the same periods of the prior year due to continued investment in our Covisint business. In anticipation of capitalizing on the growth of the secured collaboration services market, we have continued to hire developers, customer support and sales personnel, and we continue to increase the capacity of our global application services network. As we continue to invest in order to manage the growth in this segment, our spending on these investments has proportionally exceeded revenue growth, causing the decline in our operating margin.

COMPUWARE CORPORATION AND SUBSIDIARIES

Application services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
United States	$16,470	$12,443	$45,741	$32,728
Europe and Africa	784	938	2,798	2,491
Other international operations	1,333	998	3,763	2,561
Total application services segment revenue	$18,587	$14,379	$52,302	$37,780

Unallocated Expenses

Costs related to internal information system support, finance, human resources, legal, administration and other corporate charges are not allocated to our business units when management analyzes business unit operating results.

Unallocated expenses are presented in the table below (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2011	2010	Change	2011	2010	Change
Unallocated expenses	$47,839	$49,236	(2.8%)	$150,379	$145,024	3.7%

Unallocated expenses remained relatively consistent for the third quarter of 2012 as compared to 2011. Unallocated expenses increased $5.4 million for the first nine months of 2012 as compared to the same period of the prior year primarily due to increases in administrative and general expense and technology development and support expense. See “administrative and general” and “technology development and support” within the “operating expenses” section for additional information.

COMPUWARE CORPORATION AND SUBSIDIARIES

OPERATING EXPENSES

Our operating expenses include cost of software license fees; cost of maintenance fees; cost of subscription fees; cost of professional services; cost of appliacation services; technology development and support costs; sales and marketing expenses; and administrative and general expenses. These expenses are described below without regard to the relevant segment(s) to which they are allocated.

Cost of Software License Fees

Cost of software license fees includes amortization of capitalized software related to our licensed software products, the cost of duplicating and disseminating products to customers, including associated hardware costs, and the cost of author royalties.

Cost of software license fees is presented in the table below (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2011	2010	Change	2011	2010	Change
Cost of software license fees	$4,844	$3,745	29.3%	$13,150	$10,428	26.1%

Percentage of software license fees	8.5%	6.2%		8.6%	7.5%

Cost of software license fees increased $1.1 million during the third quarter of 2012 and $2.7 million during the first nine months of 2012 due primarily to $1.3 million and $2.7 million in additional amortization expense in the third quarter of 2012 and the first nine months of 2012, respectively, related to the $28.5 million in purchased software obtained through the dynaTrace acquisition.

Cost of Maintenance Fees

Cost of maintenance fees consists of the direct costs allocated to maintenance and product support such as helpdesk and technical support.

Cost of maintenance fees is presented in the table below (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2011	2010	Change	2011	2010	Change
Cost of maintenance fees	$9,603	$8,735	9.9%	$28,907	$23,842	21.2%

Percentage of maintenance fees	9.0%	8.2%		9.0%	7.6%

Cost of maintenance increased $868,000 during the third quarter of 2012 and $5.1 million during the first nine months of 2012 as compared to the same periods of the prior year primarily as a result of development costs related to maintenance for our mainframe products and customer support costs due to the hiring of additional employees to support the growth of the APM business segment.

COMPUWARE CORPORATION AND SUBSIDIARIES

The increase in the cost of maintenance fees as a percentage of maintenance fees was primarily due to incremental customer support and maintenance for our licensed software products exceeding the increase in maintenance fees.

Cost of Subscription Fees

Cost of subscription fees consists of the amortization of capitalized software related to our web performance services offerings, depreciation and maintenance expense associated with our web performance services network related computer equipment; data center costs; and payments to individuals for tests conducted from their Internet-connected personal computers (“peer”).

Cost of subscription fees is presented in the table below (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2011	2010	Change	2011	2010	Change
Cost of subsription fees	$7,291	$6,539	11.5%	$22,192	$17,984	23.4%

Percentage of subscription fees	36.6%	36.7%		38.2%	36.9%

Cost of subscription fees increased $752,000 during the third quarter of 2012 and $4.2 million during the first nine months of 2012 as compared to the same periods of the prior year primarily as a result of increases in data center and peer costs as we continue to make investments in our Gomez SaaS global network. To a lesser extent, increases in depreciation of computer equipment also contributed to the increased costs.

The increase in the cost of subscription fees as a percentage of subscription fees for the first nine months of 2012 as compared to the same period of the prior year was primarily due to incremental data center and peer costs proportionally exceeding the increase in subscription fees.

Cost of Professional Services

Cost of professional services consists primarily of personnel-related costs of providing professional services, including billable and technical staff, subcontractors and sales personnel.

COMPUWARE CORPORATION AND SUBSIDIARIES

Cost of professional services is presented in the table below (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2011	2010	Change	2011	2010	Change
Cost of professional services	$45,277	$41,092	10.2%	$136,496	$121,661	12.2%

Percentage of professional services fees	89.5%	85.0%		86.7%	87.2%

Cost of professional services increased $4.2 million during the third quarter of 2012 and $14.8 million during the first nine months of 2012 as compared to the same periods of the prior year. The increases were primarily due to increases in compensation and benefits costs related to the hiring of billable staff of $3.1 million and $8.8 million for the third quarter and the first nine months of 2012, respectively. Additionally, subcontractor and outside services costs to support the activity in our professional services segment increased $787,000 and $5.2 million for the third quarter and the first nine months of 2012, respectively.

The increase in cost of professional services as a percentage of professional services fees for the third quarter of 2012 was primarily due to increased compensation and benefits costs proportionally exceeding the increase in revenues which were negatively impacted by the $2.5 million revenue reserve discussed in the “Professional Services” section of this report.

Cost of Application Services

Cost of application services consists primarily of personnel-related costs of providing application services, including billable and technical staff, subcontractors and sales personnel.

Cost of application services is presented in the table below (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2011	2010	Change	2011	2010	Change
Cost of application services	$17,265	$12,719	35.7%	$53,934	$34,159	57.9%

Percentage of application services fees	92.9%	88.5%		103.1%	90.4%

Cost of application services increased $4.5 million during the third quarter of 2012 as compared to the third quarter of 2011 primarily due to a $2.4 million increase in compensation and benefits costs related to the hiring of additional developers, sales and customer support personnel to support the growth of the application services business segment as well as increased amortization expense on capitalized projects.

Cost of application services increased $19.8 million during the first nine months of 2012 as compared to the first nine months of 2011 primarily due to a $15.4 million increase in compensation and benefits costs related to the hiring of additional developers, sales and customer support personnel and a $2.6 million increase in subcontractor and outside services costs to support the continuing application services revenue growth.

COMPUWARE CORPORATION AND SUBSIDIARIES

The increase in cost of application services as a percentage of application services fees was primarily due to increased compensation and benefits costs for application services proportionally exceeding the increase in application services fees.

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

Technology development and support costs incurred internally and capitalized are presented in the table below (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2011	2010	Change	2011	2010	Change
Technology development and support costs incurred	$30,471	$24,765	23.0%	$87,996	$76,558	14.9%

Capitalized internal software costs	(3,206)	(2,248)	42.6%	(9,290)	(10,607)	(12.4%)

Technology development and support costs expensed	$27,265	$22,517	21.1%	$78,706	$65,951	19.3%

Technology development and support costs expensed as a percentage of software solutions revenue	13.7%	11.4%		13.7%	12.3%

Technology development and support increased $5.7 million before capitalized internal software costs during the third quarter of 2012 and $11.4 million before capitalized internal software costs during the first nine months of 2012 as compared to the same periods of the prior year.  These increases primarily relate to higher compensation and benefits costs due to the hiring of developers and customer support personnel to support the growth of the APM business segment and, to a lesser extent, annual wage increases and a negative impact from currency fluctuations as the U.S. dollar weakened against non-U.S. currencies during the first nine months of 2012. Technology development and support as a percentage of software solutions revenues increased from the prior year as the additional investment in our products and technology proportionally exceeded the increase in software solutions revenue.

The fluctuations in capitalized internal software costs during the third quarter of 2012 and the first nine months of 2012 as compared to the same periods in the prior year relate primarily to the timing of projects that are in the technological feasibility phase of development.  The $958,000 increase in capitalized internal software costs during the third quarter of 2012 relates primarily to increased costs capitalized for Gomez On-premises and Uniface projects as compared to the third quarter of 2011. The $1.3 million decrease in capitalized internal software costs during the first nine months of 2012 relates primarily to additional capitalization of costs for Gomez On-premises and Changepoint projects during the first nine months of 2011.

COMPUWARE CORPORATION AND SUBSIDIARIES

Sales and Marketing

Sales and marketing costs consist primarily of personnel related costs associated with product sales, sales support and marketing for our product offerings.

Sales and marketing costs are presented in the table below (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2011	2010	Change	2011	2010	Change
Sales and marketing costs	$69,683	$62,437	11.6%	$197,255	$176,648	11.7%

Percentage of software solutions revenue	35.0%	31.6%		34.2%	32.9%

Sales and marketing costs increased $7.2 million during the third quarter of 2012 as compared to the third quarter of 2011 due primarily to $3.7 million in additional salary and benefits expense related to additional sales employees and salary increases and $2.6 million in additional commission and bonus expense due to higher target attainment.

Sales and marketing costs increased $20.6 million during the first nine months of 2012 as compared to the first nine months of 2011 due to the following: (1) $9.6 million in additional salary and benefits expense related to additional sales employees, salary increases and a negative impact from currency fluctuations as the U.S. Dollar weakened against non-U.S. currencies during the first nine months of 2012; (2) $3.0 million in severance charges for certain employee terminations within our European operations during the first nine months of 2012; (3) a $3.1 million increase in travel expense; (4) $3.1 million in additional commission and bonus expense due to higher target attainment; and (5) $2.3 million in additional advertising expense.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Administrative and general expenses are presented in the table below (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2011	2010	Change	2011	2010	Change
Administrative and general expenses	$39,236	$39,760	(1.3%)	$122,717	$115,977	5.8%

Administrative and general costs decreased $524,000 during the third quarter of 2012 as compared to the prior year due to a $2.9 million reduction in outside services, travel and contributions expenses, a $1.1 million reduction primarily related to the settlement of prior year tax matters and a $700,000 positive currency impact primarily related to assets and liabilities of a country that are denominated in non-local currency, partially offset by a $3.5 million increase in compensation and benefits expense and an $800,000 increase in amortization expense associated with trade names obtained as a result of the dynaTrace acquisition.

Administrative and general costs increased $6.7 million during the first nine months of 2012 as compared to the prior year due to a $7.8 million increase in compensation and benefits expense and a $1.6 million increase in amortization expense associated with intangible assets obtained as a result of the dynaTrace acquisition, partially offset by a $1.5 million reduction in outside services expense and a $1.3 million positive currency impact primarily related to assets and liabilities of a country that are denominated in non-local currency.

OTHER INCOME (EXPENSE)

Other income (expense), net consists primarily of interest income realized from our cash and cash equivalents, interest earned on our financing receivables and income generated from our investment in a partially owned company offset by interest expense primarily associated with our long-term debt.

Other income (expense) is presented in the table below (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2011	2010	Change	2011	2010	Change
Interest income	$808	$1,351	(40.2%)	$2,767	$3,167	(12.6%)
Interest expense	(890)	(406)	(119.2%)	(2,443)	(1,004)	(143.3%)
Other	313	431	(27.4%)	897	940	(4.6%)
Other income, net	$231	$1,376	(83.2%)	$1,221	$3,103	(60.7%)

The decline in interest income is primarily due to the decline in cash and cash equivalents related to cash paid for the dynaTrace acquisition and to a lesser extent a decline in interest income related to our installment receivables.

The increase in interest expense is related to interest on borrowings under the line of credit.  Borrowings were incurred primarily to fund a portion of the dynaTrace acquisition.

COMPUWARE CORPORATION AND SUBSIDIARIES

INCOME TAXES

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements and net operating loss and credit carryforwards.

The income tax provision and effective tax rate are presented in the table below (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2011	2010	Change	2011	2010	Change
Income tax provision	$11,236	$16,858	(33.3%)	$30,339	$43,196	(29.8%)

Effective tax rate	34.2%	33.1%		33.1%	37.3%

The Company’s effective tax rate for the nine months ended December 31, 2011 was 33.1% compared to 37.3% for the nine months ended December 31, 2010. The decrease in the effective tax rate was primarily due to legislation enacted in May 2011 that amended Michigan’s Income Tax Act to implement a comprehensive set of tax changes effective January 2012. One part of the legislation contains provisions that replaced the Michigan Business Tax (“MBT”) with a new corporate income tax. Certain credits allowed under the MBT, including the Brownfield Redevelopment (“Brownfield”) tax credit, will continue to be effective under the revised Income Tax Act. This allows the Company to reduce its future tax liability for the duration of the credit carryforward period. The Brownfield tax credit was originally awarded to the Company in 2003 when it moved its headquarters to the City of Detroit.  Upon enactment of the MBT in 2008, the Company established a deferred tax asset for the Brownfield tax credits, assessed the ability to utilize such credits prior to expiration and recorded a valuation allowance to reduce the carrying value of the Brownfield deferred tax asset to the more likely than not realizable value.  As a result of the May 2011 legislation, the valuation allowance associated with the Brownfield deferred tax asset was reversed resulting in a $5.0 million reduction to the Company’s income tax provision for the nine months ended December 31, 2011. The decrease was further impacted by a $2.2 million increase to the valuation allowance recorded during the nine months ended December 31, 2010 to reduce the carrying value of the Brownfield deferred tax asset to the more likely than not realizable value based upon our analysis and the then existing tax laws.

Cash paid for income taxes was $11.6 million and $28.1 million during the first nine months of fiscal 2012 and 2011, respectively.

COMPUWARE CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at December 31, 2011. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our annual report on Form 10-K for the year ended March 31, 2011 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in Note 1 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2011.

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

The goodwill balance by reporting unit as of April 1, 2011 and December 31, 2011 is presented as follows (in thousands):

	APM	MF	CP	UF	PS	AS	Total
Goodwill as of April 1, 2011	$282,815	$141,020	$22,151	$21,350	$115,044	$25,385	$607,765

Acquisition (1)	210,908	-	-	-	-	-	210,908

Effect of foreign currency translation	(21,017)	(130)	(20)	(20)	(323)		(21,510)

Goodwill as of December 31, 2011	$472,706	$140,890	$22,131	$21,330	$114,721	$25,385	$797,163

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

COMPUWARE CORPORATION AND SUBSIDIARIES

We continue to believe the risk of future goodwill impairment for the professional services reporting unit, which has a goodwill balance of $114.7 million at December 31, 2011, is low due to the improvement in the reporting unit’s operating margin. See “Professional Services” above for information on the segment’s results of operations.

As of December 31, 2011, the Company concluded that the shortfall of APM revenues compared to expected results was a triggering event requiring an interim impairment review of goodwill related to the APM reporting unit. The evaluation indicated that the estimated fair value of the APM reporting unit exceeded the reporting unit’s carrying value by 59% at December 31, 2011.  Therefore, no impairment charge was taken.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, cash and cash equivalents totaled $82.2 million, compared to $180.2 million at March 31, 2011.

Net cash provided by operating activities

Net cash provided by operating activities during the first nine months of 2012 was $73.7 million, which represents a $37.9 million increase from the first nine months of 2011. The increase was primarily a result of a $74.7 million increase in cash received from customers due to revenue growth in all areas of the business and a $16.5 million decline in cash paid to taxing authorities but was partially offset by an increase in cash paid to employees of $39.3 million and an increase in cash paid to suppliers of $13.9 million primarily due to increased spending to support the growth of our APM and Covisint businesses. Operating cash flows are expected to be substantially higher in the fourth quarter than in the first three quarters, consistent with our normal seasonal billing and collection trends.

The condensed consolidated statements of cash flows compute net cash from operating activities using the indirect cash flow method. Therefore non-cash adjustments and net changes in assets and liabilities (net of effects from currency fluctuations) are adjusted from net income to derive net cash from operating activities.

Changes in accounts receivable and deferred revenue have typically represented the most significant adjustments to net income to arrive at operating cash flow as we allow for deferred payment terms on multi-year products contracts. The impact of the net change in accounts receivable as compared to the prior year was $9.3 million and primarily related to cash collections on multi-year product arrangements entered into during the second quarter of 2012, partially offset by the timing of billings from other multi-year product arrangements during the first nine months of 2012 as compared to the first nine months of 2011. The impact of the net change in deferred revenue was $24.3 million and primarily related to the increase in multi-year mainframe maintenance contracts during the first nine months of 2012 compared to the first nine months of 2011.

The other significant changes in our reconciliation of net income to derive net cash from operating activities during the first nine months of 2012 as compared to the same period of 2011 were as follows: (1) the impact of the net change in prepaid expenses and other current assets of ($12.6 million) and (2) the impact of the net change in accounts payable and accrued expenses of $12.7 million. The decrease from the change in prepaid expenses and other current assets was due to the final IBM settlement payment for $21 million received during the first quarter of 2011, partially offset by a $4.2 million reclassification between other current assets and other assets during the first nine months of 2012 related to modification of terms on a loan receivable (see Note 3 in the condensed consolidated financial statements for more information), a $2.4 million interest payment received from ForeSee and a $1.8 million reduction in notes receivable from Caretech. The increase from the net change in accounts payable and accrued expenses was due primarily to bonus payments made during the first nine months of 2011 in excess of the payments made during the first nine months of 2012.

We believe our existing cash resources and cash flow from operations will be sufficient to meet operating cash needs for the foreseeable future.

COMPUWARE CORPORATION AND SUBSIDIARIES

Net cash used in investing activities

Net cash used in investing activities during the first nine months of 2012 was $284.1 million, which represents a $239.8 million increase in cash used as compared to the first nine months of 2011 due to the acquisition of dynaTrace (see Note 2 of the condensed consolidated financial statements included in this report for additional information). The transaction resulted in a $249.3 million use of cash during the second quarter of 2012. The increase was partially offset by the acquisition of DocSite during the second quarter of 2011 for $15.7 million in cash and the acquisition of BEZ Systems, Inc. during the third quarter of 2011 for $2.5 million in cash. The remaining change was due to additional purchases of property and equipment and capitalized software during the second quarter of 2012.

We will continue to evaluate business acquisition opportunities that fit our strategic plans.  If the cash consideration for a future acquisition or combination of acquisitions were to exceed our operating cash balance resources, we would likely utilize our credit facility again and may need to seek additional financing.

Net cash provided by financing activities

Net cash provided by financing activities during the first nine months of 2012 was $116.3 million. Net cash used in financing activities during the first nine months of 2011 was $61.4 million, resulting in a net increase to cash of $177.7 million for the first nine months of 2012 as compared to the same period of the prior year.

The increase was primarily due to the following: (1) during the second and third quarters of 2012, we borrowed a total of $180.2 million under our revolving credit facility primarily related to financing for the dynaTrace acquisition, of which $70.2 million has been repaid; (2) we repurchased $4.3 million in stock during the first nine months of 2012, as compared to $116.6 million during the first nine months of 2011; and (3) there was a $44.8 million reduction in cash received from employees exercising stock options during the first nine months of 2012 as compared to the same period of 2011.

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

As of December 31, 2011, approximately $239.4 million remains authorized for future purchases under the Discretionary Plan.

In anticipation of the acquisition of dynaTrace, we temporarily suspended repurchases under the Discretionary Plan during the first quarter of 2012, but resumed our repurchase program initiative during the second quarter of 2012. During the third quarter, we chose to deploy our cash to reduce the outstanding debt balance related to the dynaTrace acquisition, but intend to resume repurchase activity under the Discretionary Plan in the fourth quarter of 2012.  Our long-term goal for the Discretionary Plan is to reduce our outstanding common share count to approximately 200 million shares, though we may adjust our goals based on our cash position and market conditions. Share repurchases under the Discretionary Plan are funded primarily through our operating cash flow and, if needed, funds from our credit facility. No purchases are made during our self-imposed trading black-out periods in which the Company and our insiders are prohibited from trading in our common shares.  Our standard quarterly black-out period commences 10 business days prior to the end of each quarter and terminates one full market day following the public release of our operating results for the period. We reserve the right to change the timing and volume of our repurchases at any time without notice.

COMPUWARE CORPORATION AND SUBSIDIARIES

The Company has an unsecured revolving credit agreement (the “credit facility”) with Comerica Bank and other lenders to provide leverage for the Company if needed. Refer to Note 11 of the condensed consolidated financial statements for additional information related to the credit facility. We plan to extend the credit facility before the end of the fiscal year. The timing for ultimate repayment of the amount currently outstanding will depend on cash flows and share repurchases during the fourth quarter of 2012 and into fiscal 2013.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no repurchases of common stock for the quarter ended December 31, 2011.

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

COMPUWARE CORPORATION

Date:	February 7, 2012	By: /s/ Robert C. Paul

Robert C. Paul
Chief Executive Officer
(duly authorized officer)

Date:	February 7, 2012	By: /s/ Laura L. Fournier

Laura L. Fournier
Executive Vice President,
Chief Financial Officer and
Treasurer
(principal financial officer and principal accounting officer)