Form 10-K
period 2012-03-31
COMPUWARE CORP
filed 2012-05-29
CIK 859014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2012

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,240,663,604 based upon the closing sales price of the common stock on that date of $7.66 as reported on The NASDAQ Global Select Market. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

There were 217,803,814 shares of $.01 par value common stock outstanding as of May 22, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 2012 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Regulation 14A are incorporated by reference in Part III.

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

In the 1990's and 2000’s, our customers moved toward distributed and web-based platforms and more recently hosted services via the Internet (“cloud computing”). Our solutions portfolio grew in response, and we now market a focused portfolio of solutions across the full range of enterprise computing platforms that help:

●	Optimize the user experience, performance, availability and quality of web, non-web, mobile and cloud-based applications.

●	Securely share and integrate vital information and processes across users, business partners, customers, vendors and suppliers.

●	Maximize the profitability and efficiency of professional services engagements.

●	Provide executive visibility, decision support and process automation to align IT resources with business priorities.

●	Develop and deliver high-quality, high-performance enterprise applications in a timely and cost-effective manner.

●	Increase productivity and reduce operational costs on the mainframe platform.

We deliver these solutions through software that is installed and run on our customers’ owned hardware and applications (“on-premises”) and through a Software as a Service (“SaaS”) model accessed via our hosted networks (see Technology and Operations section). We also continue to offer professional technical services in areas such as mobile application development, performance engineering and legacy system modernization.

In previous fiscal years, we operated in four business segments in the technology industry: products, web application performance management services, professional services and application services. Effective April 1, 2011, we realigned to a business unit structure to provide better visibility and control over the operations of our businesses and to increase our market agility.

This business unit structure impacts our business segments as follows: (1) the former products segment split into four new segments: Application Performance Management (“APM”), Mainframe, Changepoint and Uniface; (2) the former web performance services segment (“Gomez SaaS” solution) and the former Vantage software products are now in the APM segment along with the recently acquired dynaTrace software products; and (3) the operating results of our software related professional services (“software related services”) are reported in the APM, Mainframe, Changepoint and Uniface business units, as applicable (previously reported in the Professional Services segment).

We now have six business segments: APM, Mainframe, Changepoint, Uniface, Professional Services and Covisint Application Services (“Covisint”). These segments are described in detail in note 1 to the consolidated financial statements.

The segment presentation in the prior periods has been revised to conform to the current presentation of our reportable segments. The change in reporting segments had no impact on previously reported consolidated financial results.

We collectively refer to the solutions offered within our APM, Mainframe, Changepoint and Uniface segments as “software solutions”. To provide a supplementary view of this business, aggregated financial data for our software solutions is presented herein.

For a discussion of developments in our business during fiscal 2012, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This strategy and focus led us to divest our Quality and Testing business in fiscal 2010 and to acquire Gomez, Inc. (“Gomez”) and dynaTrace software, Inc. (“dynaTrace”) in fiscal 2010 and fiscal 2012, respectively. With these solutions, we provide our customers with on-premises software (“dynaTrace Enterprise”) and SaaS platform-based web application performance services (“Gomez SaaS”). These solutions monitor the performance of each customer’s web, non-web, streaming, mobile and cloud applications.

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

Our APM solutions offer a complete view of the performance of applications – as well as deep-dive problem resolution – across the enterprise and through the Internet for every end user, all from a single dashboard. With the addition of dynaTrace, our APM solutions now provide visibility into the performance of every transaction, enabling optimal management of key applications throughout the application life cycle.

Our secure collaboration solution, Covisint application services, gives users the ability to easily and securely share key communications, applications and information with employees, customers and partners. Covisint is growing through a targeted focus on industries such as healthcare, automotive and energy that require the secure sharing of complex and distributed data and applications.

While we continue to maintain customer satisfaction in the automotive segment, Covisint is also focused on expanding its healthcare business, which led to the acquisition of certain assets and liabilities of DocSite, LLC during fiscal 2011. We expect that the increasing need for healthcare organizations to share and access patient data, particularly around outcomes-based care and electronic medical records, will be a factor in the growth of this segment of our business.

Changepoint provides a single, automated offering to help professional services organizations forecast and plan, as well as manage resources, projects and client engagements. In addition, for project-centric organizations, Changepoint provides a cohesive and consolidated view of projects, investments, resources and applications to help manage the entire business portfolio.

Uniface is a rapid application development environment for building, renewing and integrating the latest complex enterprise applications. Our strategy with the Uniface solution is to enhance the product with additional features most in demand for developing enterprise applciations, with a recent focus on Rich Internet and mobile applications.

We focus our most mature businesses, mainframe productivity solutions and professional technical services, around sustained profitability, customer retention and targeted growth.

Our mainframe solutions optimize developer productivity, reduce costs and improve service quality throughout the application life cycle. Specifically, we help customers: understand code, optimize test data, test and debug, pinpoint problems, validate quality, and tune applications and performance. To maximize productivity and better enable the next generation of mainframe developers, our solutions work in both a traditional “green screen” environment and a “point and click” environment.

Our professional services solutions offer a broad range of IT services for mainframe, distributed and mobile environments. We believe that the market for professional services will continue to be driven by our customers’ need to grow revenue, support business expansion, adopt the latest technology to meet business demands, manage IT services, and for increased technical staffing for ongoing maintenance. Our business approach to professional services delivery emphasizes hiring highly skilled and experienced staff, ongoing training, high staff utilization and immediate, productive deployment of new personnel at client locations.

BUSINESS SEGMENTS

The following table sets forth, for the periods indicated, a breakdown of total revenue by business segment and the percentage of total revenues for each segment (dollars in thousands):

	Year Ended March 31,			Percentage of Total Revenues
Business Segment Revenue	2012	2011	2010	2012	2011	2010

APM	$270,443	$231,999	$153,973	26.8%	25.0%	17.3%
Mainframe	419,317	413,332	447,075	41.6	44.5	50.0
Changepoint	47,867	39,423	40,000	4.7	4.2	4.5
Uniface	46,908	46,307	43,682	4.6	5.0	4.9
Total software solutions revenue	784,535	731,061	684,730	77.7	78.7	76.7
Professional services	151,506	142,844	153,419	15.0	15.4	17.2
Application services	73,731	55,025	40,467	7.3	5.9	4.5
Total revenue from continuing operations	1,009,772	928,930	878,616	100.0	100.0	98.4

Divested products revenue*			13,563			1.6

Total revenue	$1,009,772	$928,930	$892,179	100.0%	100.0%	100.0%

*
Divested products relate to our Quality and DevPartner product lines that were sold during fiscal 2010. See note 3 of the consolidated financial statements included in this report for more information on the divestiture.

SOFTWARE SOLUTIONS

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

Application Performance Management

Compuware Application Performance Management (“Compuware APM”) consists of our solutions for optimizing the performance of web, non-web, mobile, streaming and cloud applications. Driven by end-user experience, this new generation of application performance management provides coverage of the entire application delivery chain – from the user, through the cloud, to the data center – with deep application visibility by tracing every transaction in production from user-click to code-line. We believe it is one of the most comprehensive APM cloud solutions available, and uniquely provides APM for mobile web and native applications. It provides a common system for production personnel, application developers and test engineers.

dynaTrace Enterprise

Compuware dynaTrace is the on-premises suite of solutions in Compuware APM. It transforms how web and non-web business-critical applications are monitored, managed and optimized throughout the life cycle. dynaTrace monitors all transactions to quickly isolate performance problems down to the exact line of code in order to satisfy end users and maximize business results.

Our patented PurePath Technology® provides an in-depth view of application behavior and our agentless, network-based capabilities deliver a full breadth of end-user experience monitoring for web and non-web applications across all tiers of complex data center environments.

Gomez Software as a Service

Compuware Gomez is the software as a service (“SaaS”) suite of solutions in Compuware APM. Gomez SaaS helps companies optimize the performance and availability of web, mobile, streaming and cloud applications. Gomez SaaS integrates real-user and synthetic monitoring, providing insight into end user experience. Combined with our 360-degree web load testing, Gomez proactively detects performance issues, quantifies the impact performance has on end-user experience and business results and isolates performance problems down to the exact line of code.

The Gomez Network monitors web sites from more than 150,000 global locations, delivering comprehensive, accurate, and actionable web application performance insight across multiple browsers. Our network extends over:

●	more than 168 countries and more than 2,500 local Internet service providers;
●	more than 150,000 consumer-grade desktops on the Gomez Last Mile; and
●	more than 150 commercial-grade locations and data centers on the Internet backbone.

Software related services

We offer a full range of software related services designed to accelerate the results of customers’ web, non-web and mobile application initiatives which include implementation services, consulting services, web load testing services and managed services. We combine product knowledge with extensive hands-on experience to help clients improve application performance and business results. Compuware APM services provide the education, advice and hands-on support needed to maximize the benefits of the Compuware APM platform.

For fiscal 2012, 2011 and 2010, APM business segment revenue represented approximately 26.8%, 25.0% and 17.3%, respectively, of our total revenues.

Mainframe Software Products and Solutions

Our strategy for mainframe products is to remain focused on developing, marketing and supporting high-quality software products, both to support traditional uses of the mainframe and to enable IT organizations to rationalize, modernize and extend their legacy application portfolios. In addition, we have enhanced product integration and built new graphical user interfaces to increase the value that customers obtain from the use of our products to enhance the synergy among the functional groups working on key business applications and to make IT processes more streamlined, automated and repeatable.

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

Our mainframe products consist of the following:

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

The Compuware Workbench is an open source, interactive developer environment that leverages Eclipse. It provides a common framework and single launch-point from which to initiate our mainframe products, as well as the capability to launch other products from one platform. The graphical user interface is familiar to users who are accustomed to developing in a modern development environment, making common mainframe tasks faster and simpler to perform for both experienced developers and those who are new to the mainframe.

Software Related Services

We offer a wide range of services to help organizations ensure high-quality, high-performing mainframe applications, including implementation, consulting, training and managed services. These offerings are designed for maximum value realization and include the following solutions:

Developer Productivity solutions help both experienced and new developers be more efficient as they analyze code, manipulate data, test and debug and resolve application failures.

Test Data Optimization helps to ensure test data sets are right-sized, secure and test out all aspects of an application. We have a team of data privacy specialists that apply best practices to help customers derive maximum benefits from their investment.

Application Performance Management helps customers control mainframe operational costs with automated, repeatable monitoring processes that measure performance and identify failures. The solution identifies coding inefficiencies causing poor performance and chronic application failures that use too much CPU time.

For fiscal 2012, 2011 and 2010, Mainframe business segment revenue represented approximately 41.6%, 44.5% and 51.6%, respectively, of our total revenues.

Business Portfolio Management and Professional Services Automation (Changepoint)

Changepoint combines professional services automation with project portfolio management  capabilities to give customers complete visibility into projects, investments and resources for informed business planning and financial control.

Changepoint helps businesses gain competitive advantage and increase profitability through portfolio visibility, planning insight, process automation and improved resource utilization throughout a customer’s life cycle. Changepoint’s business portfolio management services, comprised of professional services automation and project portfolio management help businesses maximize return on investment.

Changepoint SaaS

Changepoint’s SaaS solution has been built with enterprise organizations in mind and is used by professional services organizations and IT departments worldwide. Our solution provides a high degree of security, as well as flexibility and control, while reducing costs. We do all of this while ensuring that the resulting system adheres to the customer’s business model. We manage the installation, administration and maintenance of the solution, and our consultants oversee the process to ensure successful implementation and adoption.

Software Related Services

We provide a wide range of services to help organizations effectively align and manage project, application and infrastructure portfolios, including implementation, consulting, training and managed services. These offerings are designed for maximum value realization and are delivered by world-class services professionals.

For fiscal 2012, 2011 and 2010, Changepoint business segment revenue represented approximately 4.7%, 4.2% and 4.5%, respectively, of our total revenues.

Enterprise Application Development (Uniface)

Uniface is Compuware's Rapid Application Development environment for building, renewing and integrating some of the largest and most complex enterprise applications. Uniface helps IT organizations reduce the cost of ownership for business-critical applications and increase the return on investment for the IT budget.

Uniface enables enterprises to meet increasing demand for productively developing complex, secure, global Web 2.0 applications, deployable on any platform including the cloud.

Uniface also offers full technology independence over a wide range of operating systems, databases and third-party technologies. Customers can migrate from one environment to another without changing the Uniface applications.

Uniface manages upward compatibility so customers can migrate their Uniface applications to higher levels of technology without major investments in re-development.

Software Related Services

We offer a wide range of services to help organizations obtain the most value from their investments in our Uniface products. Our Uniface services are designed to alleviate many of the pressures typically encountered by IT departments. Our solutions include consulting services for both business and technical issues, additional training on the use of our Uniface products, development process optimization and application modernization.

For fiscal 2012, 2011 and 2010, Uniface business segment revenue represented approximately 4.6%, 5.0% and 4.9%, respectively, of our total revenues.

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

PROFESSIONAL SERVICES

Over the past few years, we have transformed our professional services organization to be more profitable by better aligning our solutions with the pressing needs of our customers. We focused on improving the financial results of the professional service segment, which included exiting low-margin engagements and focusing our resources on more profitable engagements. This improved the segment’s contribution margin but resulted in a significant revenue decline. This transformation was completed in fiscal 2011, and during fiscal 2012, we have experienced year-over-year revenue growth while maintaining higher margins than our historical professional services business. For these more traditional Professional Services engagements, we were employed to plan, design, develop, implement and maintain technology-based solutions that achieved customer business goals. We will continue to provide these solutions as the customer needs them; however, we will focus on growing professional services through our Centers of Excellence.

Our Centers of Excellence are highly specialized groups of talented consultants serving customers looking for flexible, cost-effective, yet high-quality services. These groups are specialized and centralized, yet scalable to meet the unique needs of each customer and the growing needs of many customers. These specialized pools of talent have enabled us to provide differentiated value for customers throughout the United States. As we go forward, we plan to expand the depth and breadth of our specialized solutions to drive both revenue and margin growth.

For fiscal 2012, 2011 and 2010, Professional Services segment revenue represented approximately 15.0%, 15.4% and 17.2%, respectively, of our total revenues.

APPLICATION SERVICES

Our Covisint application services provide a SaaS platform, referred to as the Covisint ExchangeLink, which offers industry-specific solutions for organizations in the automotive, healthcare, and energy markets, and offers support services in seven languages in emerging markets.

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

The Covisint ExchangeLink network allows us to provide four types of services: (1) Collaboration Portal Services; (2) Identity Services; (3) Data Exchange Services; and (4) AppCloud:

Collaboration Portal Services are based on a highly scalable, reliable, and secure service-oriented architecture solution that is deployed using a SaaS model to provide a secure, modular framework that supports sharing information and applications with entities outside the organization.

Identity Services allow organizations to securely share information and provide access to internal and external applications to all users (employees, supplier, business partner, etc.).  Identity Services provide a broad range of identity management features that can be utilized to implement industry standard and custom identity management solutions.

Data Exchange Services (“DES”) support mission critical processes for companies worldwide by offering industry compliant electronic data interchange (“EDI”) solutions for companies of any size or complexity. Supporting a broad range of system interfaces, document types and protocols, DES provide the flexibility and power for a secure global EDI and business-to-business messaging solution.

AppCloud provides a self-service environment that allows a single point of integration for application providers who want to share their applications and/or data with Covisint user communities. It also provides sponsoring organizations with a single location to obtain business relevant third-party applications for their users.

In addition, through the acquisition of certain assets and liabilities of DocSite in September 2010, Covisint offers clinical decision support, quality performance management and health information exchange focused on making better patient care easier for physicians across all specialties.

For fiscal 2012, 2011 and 2010, Covisint application services segment fees represented approximately 7.3%, 5.9% and 4.5%, respectively, of our total revenue.

SEASONALITY

Although revenues in the second quarter of fiscal 2012 exceeded those in the third quarter, we generally experience a higher volume of product transactions and associated license revenue in the quarter ended December 31, which is our third fiscal quarter, and the quarter ended March 31, which is our fourth fiscal quarter, as a result of customer spending patterns.

SOFTWARE LICENSING, PRODUCT MAINTENANCE AND CUSTOMER SUPPORT

We license software to customers using two types of software licenses, perpetual and time-based. Generally, perpetual software licenses allow customers a perpetual right to run our software on hardware up to a licensed aggregate MIPS (Millions of Instructions Per Second) capacity or to run our distributed software for a specified number of users, servers or operating system instances (“OSIs”). Time-based licenses allow customers a right to run our software for a limited period of time on hardware up to a licensed aggregate MIPS capacity or for a specific number of users, servers or OSIs. We also offer perpetual or time-based licenses that allow our customers a right to run our mainframe software with an unlimited MIPS capacity.

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

Licensees have the option of renewing their maintenance agreements on an annual or multi-year basis for an annual fee based on the price of the licensed product. We also enter into agreements with our customers that allow them to license software and purchase multiple years of maintenance in a single transaction (“multi-year transactions”). In support of these multi-year transactions, we allow extended payment terms to qualifying customers.

We believe that effective support of our customers and products for the maintenance term is a substantial factor in product satisfaction and incremental product sales. We believe our installed base is a significant asset and intend to continue to provide customer support and product enhancements to ensure a continuing high level of customer satisfaction. In fiscal 2012, 2011 and 2010, we experienced high customer maintenance renewal rates.

For fiscal 2012, 2011 and 2010, software license fees represented approximately 21.9%, 21.0% and 21.8%, respectively, and maintenance fees represented approximately 42.3%, 45.1% and 49.3%, respectively, of our total revenues.

BACKLOG

We consider backlog orders for our software solutions segments to be contractually committed arrangements with a customer for which the associated revenue has not been recognized.  For these segments, we record the unrecognized amount of each contractually committed arrangement as deferred revenue in our consolidated balance sheet; therefore the deferred revenue balances are equal to the segment’s backlog balance. We tend to experience a higher volume of product transactions including maintenance renewals in our third and fourth fiscal quarters. For our software solutions segments, the deferred revenue or backlog balance was $778.4 million and $820.6 million as of March 31, 2012 and 2011, respectively. The amount of the March 31, 2012 backlog not expected to be recognized in fiscal 2013 is $348.3 million which is recorded as non-current deferred revenue in our consolidated balance sheet.

For our professional services segment, the majority of our services contracts are terminable by the client. Therefore, there is substantially no backlog for these arrangements.

For our Covisint application services segment, we consider the backlog balance to be future years of contractually committed arrangements. As of March 31, 2012 and 2011, the backlog balance associated with our Covisint application services segment was $106.0 million and $63.4 million, respectively, of which $42.0 million and $35.5 million, respectively, was billed and included in deferred revenue. During fiscal 2012, we renewed two application services agreements with our largest customer. These renewals committed this customer for three and five years and represent $12.8 million and $16.1 million, respectively, of the backlog as of March 31, 2012. The amount of the March 31, 2012 backlog not expected to be recognized in fiscal 2013 is $60.9 million.

CUSTOMERS

Our products and services are used by the IT departments and lines of business of a wide variety of commercial and government organizations.

We did not have a single customer that accounted for greater than 10% of total revenue during fiscal 2012, 2011 or 2010, or greater than 10% of accounts receivable at March 31, 2012 and 2011.

RESEARCH AND DEVELOPMENT

We have been successful in developing acquired products and technologies into marketable software. Our research and development organization is primarily focused on enhancing and strengthening the capabilities of our current software solutions, web performance services network and application services network along with designing and developing new application services.

We believe that our future growth lies in part in continuing to identify promising technologies from all potential sources, including independent software developers, customers, other companies and internal research and development.

As of March 31, 2012, development and support activities associated with our software solutions and application services are performed primarily at our headquarters in Detroit, Michigan (Mainframe, APM and Covisint) and at our development labs in Amsterdam, The Netherlands (Uniface); Gdansk, Poland (APM); Linz, Austria (APM); Toronto, Canada (Changepoint); Lexington, Massachusetts (APM); and Beijing, China (APM).

Total research and development (“R&D”) cost was $87.2 million, $69.2 million and $65.8 million, respectively, during fiscal 2012, 2011 and 2010, of which $23.2 million, $15.5 million and $9.8 million, respectively, was capitalized for internally developed software technology. The R&D costs relating to our software solutions are reported as “technology development and support” in the consolidated statements of comprehensive income, and the portion related to our application services is reported as “cost of application services”.

TECHNOLOGY AND NETWORK OPERATIONS

Web Performance Subscription Services

We designed our web performance services as multi-tenant networked computing applications and deliver those services entirely through an on-demand, hosted model. As such, we provide customer provisioning, application installation, application configuration, server maintenance, server co-location, data center maintenance, short-term data backup and data security.

Our web performance services enable a customer to test and monitor the web experience from outside its firewall using the Gomez Performance Network, which encompasses the following:

●	over 160 backbone nodes located in more than 33 countries, and 32 mobile carriers in 10 countries.

●	our central data warehouse and five other third-party data center facilities.

●	our portal to our customer data warehouse.

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

Covisint Application Services Network

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

SALES AND MARKETING

We market software solutions including web performance services and software related professional services primarily through a direct sales force in the United States, Canada, Europe, Japan, Asia-Pacific, Brazil and Mexico; an inside sales force in Detroit, Michigan, Lexington, Massachusetts and Maidenhead, England for our web performance services; and through independent distributors and partners, giving us a presence in approximately 60 countries. We market our professional and application services primarily through account managers located in offices throughout North America. This marketing structure enables us to keep abreast of, and respond quickly to, the changing needs of our customers and to call on the actual users of our products and services on a regular basis.

COMPETITION

The markets for our software solutions are highly competitive and characterized by continual change and improvement in technology. We consider more than 40 firms to be directly competitive with one or more of our products. These competitors include BMC Software Inc., CA, Inc., International Business Machines (“IBM”) and Hewlett-Packard Company. Some of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. The principal competitive factors affecting the market for our software products include: responsiveness to customer needs; functionality, performance and reliability of our software products; ease of use; quality of customer support; vendor reputation; distribution channels; and price.

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

The market for professional services is highly competitive, fragmented and characterized by low barriers to entry. Our principal competitors include Accenture, Computer Sciences Corporation, HP Enterprise Services (a Hewlett-Packard Company), IBM Global Services, Analysts International Corporation, Infosys Technologies and numerous other regional and local firms in the markets in which we have professional services offices. Several of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. The principal competitive factors affecting the market for our professional services include responsiveness to customer needs, breadth and depth of technical skills offered, availability and productivity of personnel, the ability to demonstrate achievement of results and price.

The market for application services includes communication and collaboration services, user identity and access management services and system-to-system communications provided in a SaaS model. We provide application services primarily in the automotive, healthcare and energy vertical markets (“verticals”). The application services market is highly competitive. Our principal competitors within the automotive and healthcare verticals include HP Enterprise Services, IBM Global Services, WiPro, SAP, Optum and other regional and local firms in the markets in which we have customers or potential customers. Some key competitive factors are speed of implementation, reduced capital investment, reduced risk related to regulatory compliance and implementation problems, inclusion of state of the art technology features, solution performance, ability to meet customer service level requirements and price.

A variety of external and internal events and circumstances could adversely affect our competitive capacity. Our ability to remain competitive will depend, to a great extent, upon our performance in product development and customer support, effective sales execution and our ability to acquire and integrate new technologies. To be successful in the future, we must respond promptly and effectively to the challenges of technological change and our competitors' innovations by continually enhancing our own software solutions, professional services and application services.

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

In addition to trade secret protection, we seek to protect our software technology, documentation and other written materials under copyright law, which affords only limited protection. We also assert registered trademark rights in our product names. As of March 31, 2012, we have been granted 48 patents issued primarily in the United States and have 32 patent applications pending primarily with the United States Patent and Trademark Office for certain product technology and have plans to seek additional patents in the future. Once granted, we expect the duration of each patent will be up to 20 years from the effective date of filing of an application. Our earliest issued patent date is in 1992. In addition, we are a party to a patent cross license agreement with IBM under which each party is granted a perpetual, irrevocable, nonexclusive license to certain of each other's patents issued or pending prior to March 21, 2009.

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

EMPLOYEES

As of March 31, 2012, we employed 4,564 people worldwide, with 1,047 in software solution sales, sales support and marketing; 1,202 in technology development and support, maintenance and network operations; 1,426 in professional services (including 296 personnel dedicated to software related services), 338 in Covisint application services and 551 in other general and administrative functions. Only a small number of our international employees are represented by labor unions. We have experienced no work stoppages and believe that our relations with our employees are good. Our success will depend in part on our continued ability to attract and retain highly qualified, experienced and talented personnel.

Executive Officers of the Registrant

Our current executive officers, which serve at the discretion of our Board of Directors, are listed below:

Name	Age	Position

Peter Karmanos, Jr.	69	Executive Chairman of the Board

Robert C. Paul	49	Chief Executive Officer and member of the Board of Directors

Joseph R. Angileri	54	President and Chief Operating Officer

Laura L. Fournier	59	Executive Vice President and Chief Financial Officer

Denise A. Knobblock Starr	57	Executive Vice President and Chief Administrative Officer

Daniel S. Follis, Jr.	46	Vice President, General Counsel and Secretary

Patrick A. Stayer	48	Chief Sales Officer and Mainframe General Manager

Peter Karmanos, Jr., is a founder of the Company and currently serves as Executive Chairman of the Board of Directors. Mr. Karmanos served as Chairman of the Board from November 1978 until June 2011, as Chief Executive Officer from July 1987 until June 2011 and as President from January 1992 through October 1994 and October 2003 through March 2008.

Robert C. Paul was appointed as Chief Executive Officer in June 2011. Mr. Paul served as President and Chief Operating Officer of Compuware from April 2008 until June 2011 and was appointed a member of the Board of Directors in March 2010. Prior to that time, Mr. Paul was President and Chief Operating Officer of Covisint since its acquisition by Compuware in March 2004.

Joseph R. Angileri joined Compuware in June 2011 as President and Chief Operating Officer. Prior to joining Compuware, Mr. Angileri had more than 26 years of professional experience with Deloitte LLP, including more than 20 years as a partner there, most recently as Managing Partner of the Michigan region.

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

Patrick A. Stayer served as Senior Vice President, Worldwide Product Sales from March 2009 to April 2012 and as a Regional Vice President in our Dallas office from March 1992 to December 2000. Effective April 2012, Mr. Stayer serves as the Chief Sales Officer and Mainframe General Manager.

SEGMENT INFORMATION, PAYMENT TERMS AND FOREIGN REVENUES

For a description of revenues and operating profit by segment and for financial information regarding geographic operations for each of the last three fiscal years, see note 1 of the consolidated financial statements included in this report. Customer revenue is allocated to geographic operations based on the country in which the products were sold or the services were performed. For a description of extended payment terms offered to some customers, see note 1 of the consolidated financial statements included in this report. The Company’s foreign operations are subject to risks related to foreign exchange rates and other risks. For a discussion of risks associated with our foreign operations, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

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
A substantial portion of our revenue from software solutions is generated from products designed for use with IBM and IBM-compatible mainframe operating systems. As a result, much of our revenue from software solutions is dependent on our customers’ continued use of these systems. In addition, because our products operate in conjunction with IBM operating systems software, changes to IBM’s mainframe operating systems may require us to adapt our products to these changes. IBM also provides competing products designed for use with their mainframe operating systems. Due to the maturity of this market, we do not anticipate organic growth in this segment during the coming years. A decline in our customers’ use of IBM and IBM-compatible mainframe operating systems, our inability to keep our products current with changes to IBM’s mainframe operating systems on a timely basis, or the loss of market share to IBM’s competing products could have a material adverse effect on our license and maintenance revenue in this segment, negatively impacting our results of operations and cash flow.

Changes in the financial services industry could have a negative impact on our revenue and margins.
Approximately 20% of our mainframe revenue and 15% of our professional services revenue is generated from customers in the financial services industry.  Future changes in the financial services industry, including mergers, restructurings or failures, could have a material adverse effect on our mainframe license and maintenance revenue and on our professional services revenue, negatively impacting our results of operations and cash flow.

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

Maintenance revenue could decline.
Our maintenance revenue from time to time has been negatively affected by reduced pricing for mainframe maintenance renewals and the decline in new mainframe maintenance arrangements. If we are unable to increase new product sales and maintenance contract renewals to outpace the combined impact of maintenance cancellations, reduced pricing for maintenance renewals and currency fluctuations, our maintenance revenues will decline, which could have a material adverse effect on our results of operations and cash flow.

Our primary source of profitability is from our mainframe segment. If revenues in this segment decline before we significantly increase margins in other operating segments, our profitability may decline.
Our mainframe segment generates significantly higher contribution margins than our other segments some of which are currently generating losses.  We expect our future revenue growth to come primarily from our APM and application services segments.  A significant decline in mainframe revenue prior to these segments obtaining significant improvements in their respective contribution margins could have a material negative impact on our results of operations and cash flow.

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

The success of our combined dynaTrace enterprise and Gomez SaaS solutions is dependent on customer acceptance of these offerings.
Our on-premises and web performance services solutions are currently sold within the APM market. We have begun to market solutions that combine on-premises solutions with our web performance services, integrating components of our on-premises and our web performance services solutions into a single solution that measures the performance of our customer’s web application delivery chain. The level of customer acceptance regarding this and other combined solutions is difficult to estimate since we believe there are no comparable solutions in the APM market and because the APM market is relatively new and rapidly changing. The level of acceptance of our APM solutions as value added by current and potential customers will impact sales volume and pricing of the APM solutions and can be negatively impacted by competition, our customers’ ability to effectively implement the solutions and the perceived value customers receive from the performance information provided by the solutions. We consider our combined APM solutions to be an integral part of our revenue growth in the future. If these combined solutions are not perceived as value added by customers within the APM market, we may not meet our future revenue projections for our on-premises solutions and web performance services and our results of operations could be negatively impacted.

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

If we are not successful in maintaining our professional services strategy, our margins may decline materially.
Our business strategy for the professional services segment is to sustain the segment’s contribution margin by requiring certain margin thresholds for all new business and managing the segment operating expenses accordingly. If our customers do not accept the billing rates necessary to achieve these minimum thresholds, our revenues and margins may be negatively impacted which could have a material adverse effect on our results of operations and cash flow.

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

Future changes in the U.S. domestic automotive manufacturing business could reduce demand for our professional services and Covisint application services, which may have a material negative effect on our revenues and operating results.
A substantial portion of our worldwide professional services revenue and the Covisint application services revenue has been generated from customers in the automotive industry, with General Motors Company currently our largest customer.

Negative developments in this industry, including restructuring, cost reduction efforts and bankruptcies, could reduce the demand for our services and increase the collection risk of accounts receivable from these customers, which could have a material adverse effect on our professional and application services results of operations and margins in these business segments.

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
We have numerous competitors in the professional services markets in which we operate. Several of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. The principal competitive factors affecting the market for our professional services include responsiveness to customer needs, breadth and depth of technical skills offered, availability and productivity of personnel, the ability to demonstrate achievement of results and price. There is no assurance that we will be able to compete successfully in the future.

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
Natural disasters, acts of war, cyber attacks, terrorist attacks and the escalation of military activity in response to such attacks or otherwise may have negative and significant effects, such as imposition of increased security measures, changes in applicable laws, market disruptions and job losses. Such events may have an adverse effect on the economy in general. Moreover, the potential for future terrorist or cyber attacks and the national and international responses to such threats could affect the business in ways that cannot be predicted. The effect of any of these events or threats could have a material adverse effect on our business, financial condition and results of operations.

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

Our executive offices, our Mainframe and some of our APM research and development labs, principal marketing department, primary professional and application services office, customer service and  support teams for mainframe and APM are located in our corporate headquarters building in Detroit, Michigan. We own the facility, which is approximately 1.1 million square feet, including approximately 291,000 square feet designated for lease to third parties for office, retail and related amenities and approximately 3,200 square feet donated for use by local not-for-profit organizations. In addition, we lease approximately 217,000 square feet of land on which the facility resides.

We lease approximately 81 sales offices (all supporting software solutions) and professional services offices in 29 countries, including 6 remote product research and development facilities (see “Research and Development” section in Item 1 of this report for additional information).

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of any of these legal matters will have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Select Market (“NASDAQ”) under the symbol CPWR. As of May 22, 2012, there were 3,727 shareholders of record of our common stock. We have not paid any cash dividends on our common stock since fiscal 1986 and have no current intention to pay dividends. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated, all as reported by NASDAQ.

Fiscal Year Ended March 31, 2012	High	Low
Fourth quarter	$9.60	$7.35
Third quarter	9.01	6.97
Second quarter	10.32	7.43
First quarter	11.71	9.05

Fiscal Year Ended March 31, 2011	High	Low
Fourth quarter	$12.25	$10.39
Third quarter	11.99	8.49
Second quarter	8.82	6.99
First quarter	8.94	7.23

Our revolving credit agreement contains a restriction requiring us to maintain at least a 0.25 to 1.0 cushion below our consolidated total leverage ratio maximum of 2.5 to 1.0 (at March 31, 2012, our ratio was 0.24 to 1.0) on a pro forma basis in the case of any stock repurchases, acquisitions or dividends in excess of $50 million in any fiscal year. See note 10 of the consolidated financial statements included in this report for more details regarding our credit agreement.

Common Share Repurchases

The following table sets forth the repurchases of common stock for the quarter ended March 31, 2012:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plan or program (1)

For the month ended January 31, 2012	-	$-	-	$239,402,000

For the month ended February 29, 2012	1,456,000	8.45	1,456,000	227,099,000

For the month ended March 31, 2012	373,300	9.15	373,300	223,682,000

Total	1,829,300	8.59	1,829,300

(1)
Our purchases of common stock may occur on the open market or in negotiated or block transactions based upon market and business conditions. These repurchases are being made pursuant to the Board’s February 7, 2008 authorization of the repurchase of up to $750.0 million of our common stock under our discretionary share repurchase program. Unless terminated earlier by resolution of our Board of Directors, the discretionary share repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder. The maximum amount of repurchase activity under the repurchase plan continues to be limited on a daily basis to 25% of the average trading volume of our common stock for the previous four week period. In addition, no purchases are made during our self-imposed trading black-out periods in which the Company and our insiders are prohibited from trading in our common shares. Our standard quarterly black-out period commences 10 business days prior to the end of each quarter and terminates one full market day following the public release of our operating results for the period. We reserve the right to change the timing and volume of our repurchases at any time without notice.

In May 2012, the Board of Directors authorized a Rule 10b5-1 repurchase program to be implemented during the first quarter of fiscal 2013 which will allow us to repurchase shares pursuant to a predetermined formula without regard to the quarterly black-out periods.  This plan will utilize funds under the previous authorization described above and will expire in November 2012.

Comparison of Cumulative Five Year Total Return

The following line graph compares the yearly percentage change in the cumulative total shareholder return on our common shares with the cumulative total return of each of the following indices: the S&P 500 Index, the NASDAQ Market Index and the NASDAQ Computer and Data Processing Index for the period from April 1, 2007 through March 31, 2012. The graph includes a comparison to the S&P 500 Index in accordance with SEC rules, as the Company's common stock is part of such index. The graph assumes the investment of $100 in our common shares, the S&P 500 Index and each of the two NASDAQ indices on March 31, 2007 and the reinvestment of all dividends.

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

Total Return To Shareholders
(Includes reinvestment of dividends)

	Base	Indexed Returns
	Period	Fiscal Years Ending
	March 31,	March 31,
Company / Index	2007	2008	2009	2010	2011	2012
Compuware Corporation	$100	77.34	69.44	88.51	121.71	96.84
S&P 500 Index	100	94.92	58.77	88.02	101.79	110.48
NASDAQ Market Index	100	89.92	64.23	99.43	118.58	128.96
NASDAQ Computer & Data Processing Index	100	97.32	70.22	109.28	125.33	135.39

The additional information required in this section is contained in Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this report and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The selected statement of comprehensive income and balance sheet data presented below are derived from our audited consolidated financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.

	Year Ended March 31,
	2012	2011	2010	2009	2008
	(In thousands, except earnings per share data)
Statement of Comprehensive Income Data:
Revenues:
Software license fees	$220,885	$194,745	$194,504	$219,634	$297,506
Maintenance fees	427,534	419,240	439,491	479,480	476,374
Subscription fees	78,438	67,718	16,852
Professional services fees	209,184	192,202	200,865	356,111	419,857
Application services fees	73,731	55,025	40,467	35,230	35,874
Total revenues	1,009,772	928,930	892,179	1,090,455	1,229,611
Operating expenses:
Cost of software license fees	17,572	14,216	15,430	24,491	30,475
Cost of maintenance fees	38,670	32,975	33,266	41,877	46,300
Cost of subscription fees	29,669	24,974	9,289
Cost of professional services	182,625	165,939	178,938	331,001	374,982
Cost of application services	72,384	51,011	37,923	37,029	38,939
Technology development and support	104,968	90,330	91,245	86,453	101,132
Sales and marketing	273,520	243,771	222,447	226,408	267,800
Administrative and general	163,723	155,400	164,633	148,019	182,488
Restructuring costs (1)			7,960	10,037	42,645
Gain on divestiture of product lines			(52,351)
Total operating expenses	883,131	778,616	708,780	905,315	1,084,761
Income from operations	126,641	150,314	183,399	185,140	144,850
Other income, net	1,633	4,462	25,721	27,581	35,542
Income before income tax provision	128,274	154,776	209,120	212,721	180,392
Income tax provision	39,903	47,335	68,314	73,074	45,998
Net income	$88,371	$107,441	$140,806	$139,647	$134,394

Basic earnings per share (2)	$0.40	$0.49	$0.61	$0.56	$0.47
Diluted earnings per share (2)	0.40	0.48	0.60	0.55	0.47

Shares used in computing net income per share:
Basic earnings computation	218,344	220,616	232,634	250,916	286,402
Diluted earnings computation	222,378	226,095	234,565	252,402	287,628

Balance Sheet Data (at period end):
Working capital	$54,386	$143,905	$92,688	$297,237	$274,036
Total assets	2,167,538	2,038,377	2,013,325	1,874,850	2,018,557
Long term debt (3)	45,000	-	-	-	-
Total shareholders' equity (4)	1,049,937	952,612	913,813	880,648	927,031

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

(2)	See note 13 of the consolidated financial statements included in this report for the basis of computing earnings per share.

(3)	See note 10 of the consolidated financial statements included in this report for additional information on debt.

(4)	No dividends were paid or declared during the periods presented.

See notes 2 and 3 of the consolidated financial statements for additional information on acquisition and divestiture activity, including the Gomez acquisition during fiscal 2010 which is the primary source of our subscription fees and associated costs.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, we discuss our results of operations on a segment basis. In previous fiscal years, we operated in four business segments in the technology industry: products, web application performance management services, professional services and application services. Effective April 1, 2011, we realigned our business unit structure which had the following effect on our segments: (1) the former products segment split into four new segments: Application Performance Management (“APM”), Mainframe, Changepoint and Uniface; (2) the former web performance services segment (“Gomez SaaS” solution) and APM on-premises software (formerly Vantage) are combined within the APM segment; and (3) the operating results of our software related professional services (“software related services”) are reported within APM, Mainframe, Changepoint and Uniface, as applicable (previously reported in the Professional Services segment).

As a result of these changes, we now have six business segments: APM, Mainframe (“MF”), Changepoint (“CP”), Uniface (“UF”), Professional Services (“PS”) and Covisint Application Services (“AS” or “Covisint”). These segments are described in detail in note 1 to the consolidated financial statements.

This business unit structure is intended to provide better visibility and control over the operations of our business and to increase our market agility, enabling us to more effectively capitalize on market conditions and competitive advantages to maximize revenue growth and profitability. The segment presentation in the prior periods has been revised to conform to the current presentation of our reportable segments. The change in reporting segments had no impact on previously reported consolidated financial results.

We collectively refer to the solutions offered within our APM, Mainframe, Changepoint and Uniface segments as “software solutions”. In order to provide a supplementary view of this business, aggregated financial data for our software solutions is presented herein.

We evaluate the performance of our segments based primarily on revenue growth and contribution margin which represents operating profit before certain charges such as internal information system support, finance, human resources, legal, administration and other corporate charges. References to years are to fiscal years ended March 31 unless otherwise specified. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes included in Item 8 of this report.

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

OVERVIEW

We deliver value to businesses by providing software solutions (both on-premises and SaaS models), professional services and application services that improve the performance of information technology organizations.

Our primary source of profitability and cash flow is the sale of our mainframe productivity tools (“mainframe”) that are used within our customers’ mainframe computing environments for fault diagnosis, file and data management, application performance monitoring and application debugging. Although mainframe license fees increased in fiscal 2012, we have experienced lower volumes of software license transactions for our mainframe solutions in preceding years causing an overall downward trend in our mainframe product revenues which we expect to continue. Changes in our current customer IT computing environments and spending habits have impacted their need for additional mainframe computing capacity. In addition, increased competition and pricing pressures have had a negative impact on our revenues. Customers utilize our products to reduce operating costs, increase programmer productivity and create a smooth transition to the next generation of mainframe environment programmers. We will continue to make strategic enhancements to our mainframe solutions through research and development investments with the goal of meeting customer needs and maintaining a maintenance renewal rate of approximately 90%. The cash flow generated from our mainframe business supports our growth segments.

We have identified the APM market as a key source of future revenue growth. Web, mobile and cloud applications and the complex distributed applications delivery chain supporting them have become increasingly critical to a company’s brand awareness, revenue growth and overall market share. Because of this, the market for APM solutions is significant and growing rapidly. Our APM solutions are marketed under the brand names “Gomez” and “dynaTrace”.  These solutions provide our customers with on-premises software (“dynaTrace Enterprise” which includes our former Vantage products) and SaaS platform based web application performance services (“Gomez SaaS”). These solutions ensure the optimal performance of each customer’s enterprise, web, streaming, mobile and cloud applications. We are investing in our APM solutions with the goal of providing solutions that are best-in-class within the APM market. Specifically, our investments include: (1) enhancements to our global web performance services network with specific focus on ease of use, time-to-value and data analytics in mobile application performance capabilities and in video streaming performance; (2) enhancements which combine our on-premises software and SaaS solution into a single platform that provides performance metrics for cloud, web and data center applications in a consolidated dashboard; and (3) the acquisition of dynaTrace in July 2011.  The dynaTrace software solution enables companies to continuously track transactions and provides exact identification of performance problems, enhancing our APM software solutions.

We have also identified the secured collaboration services market, served by our Covisint application services, as a key source of revenue growth. Technology has allowed business communities, organizations and systems to globally connect and share vital information, applications and processes across their internal and extended enterprises. Our Covisint services, which are provided on a SaaS platform to customers primarily in the automotive and healthcare industries, create an environment that simplifies and secures this collaboration atmosphere. The need for these services is growing, particularly in the healthcare industry as hospitals, physicians and the United States government move towards establishing electronic patient health and medical records that will require secured computerized databases and environments for storing and sharing of information.

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

The professional services reporting segment recently went through a business transformation and is now focused on achieving modest revenue growth and improved margins by delivering high quality solutions and resources to our customers that meet their needs from application development through project management. Our goal is to provide the expertise, best practices and agility needed to meet our customers’ critical technology challenges. Areas of growth that we have identified are cloud and mobile application development services. Enhancing our competencies in these areas will provide an opportunity to continue growing the segment’s revenue and operating margin.

During fiscal 2012, we have invested additional resources in supporting anticipated growth in our APM and application services markets.  We expect margins to increase in the future.

In May 2009, we exited the Quality and Testing business by selling our Quality and DevPartner distributed product lines (“divested products”) to Micro Focus International PLC (“Micro Focus”).

Annual Update

The following occurred during fiscal 2012:

●	Realigned our business segments into six reportable segments.

●
Acquired dynaTrace for $255.8 million in cash, plus approximately $300,000 of direct acquisition costs (see note 2 of the consolidated financial statements included in this report for additional information). We borrowed $129.5 million on our credit facility to partially fund this acquisition, of which $45.0 million remains outstanding as of the end of fiscal 2012.

●
Realized an increase of $80.8 million or 8.7% in revenue for fiscal 2012 as compared to fiscal 2011 due to a $26.1 million increase in software license fees, an $18.7 million increase in application services fees, a $17.0 million increase in professional services fees, a $10.7 million increase in subscription fees and an $8.3 million increase in maintenance fees.

●
Experienced a decline in operating margin to 12.5% during fiscal 2012 compared to 16.2% during fiscal 2011. The decrease was primarily due to our continued investments in the APM and application services businesses (see “Business Segment Analysis” for additional information).

●
Realized an increase in software solutions revenue of $53.5 million or 7.3% as compared to the prior year but experienced a decrease in contribution margin to 38.3% during fiscal 2012 as compared to 43.4% during fiscal 2011 primarily due to increased investments within our APM business.

●
Realized an increase in professional services segment revenue of $8.7 million or 6.1% during fiscal 2012 as compared to the prior year. Contribution margin declined to 16.1% during fiscal 2012 from 16.7% during fiscal 2011 due to a revenue reserve on a government contract (see “Professional Services” for additional information).

●
Realized an increase in Covisint segment revenue of $18.7 million or 34.0% during fiscal 2012 as compared to fiscal 2011. Contribution margin declined to 1.4% during fiscal 2012 from 7.3% during fiscal 2011 as a result of hiring additional personnel to prepare for anticipated growth in the market.

●	Repurchased approximately 2.3 million shares of our common stock at an average price of $8.45 per share as part of our discretionary stock repurchase plan.

●
Released 28 product updates designed to increase the productivity of the IT departments of our customers, including 12 within the APM business segment, 15 within the Mainframe business segment and 1 within the Uniface business segment.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of comprehensive income as a percentage of total revenues and the percentage change in such items compared to the prior period:

	Percentage of			Period-to-Period
	Total Revenues			Change
	Fiscal Year Ended			2011		2010
	March 31,			to		to
	2012	2011	2010	2012		2011
REVENUE:
Software license fees	21.9%	21.0%	21.8%	13.4%		0.1%
Maintenance fees	42.3	45.1	49.3	2.0		(4.6)
Subscription fees	7.8	7.3	1.9	15.8		301.8
Professional services fees	20.7	20.7	22.5	8.8		(4.3)
Application services fees	7.3	5.9	4.5	34.0		36.0
Total revenues	100.0	100.0	100.0	8.7		4.1

OPERATING EXPENSES:
Cost of software license fees	1.8	1.5	1.7	23.6		(7.9)
Cost of maintenance fees	3.8	3.5	3.8	17.3		(0.9)
Cost of subscription fees	2.9	2.7	1.0	18.8		168.9
Cost of professional services	18.1	17.9	20.1	10.1		(7.3)
Cost of application services	7.2	5.5	4.3	41.9		34.5
Technology development and support	10.4	9.8	10.2	16.2		(1.0)
Sales and marketing	27.1	26.2	24.9	12.2		9.6
Administrative and general	16.2	16.7	18.4	5.4		(5.6)
Restructuring costs			0.9			(100.0)
Gain on sale of assets			(5.9)			100.0
Total operating expenses	87.5	83.8	79.4	13.4		9.9
Income from operations	12.5	16.2	20.6	(15.7)		(18.0)
Other income, net	0.2	0.5	2.9	(63.4)		(82.7)
Income before income tax provision	12.7	16.7	23.5	(17.1)		(26.0)
Income tax provision	3.9	5.1	7.7	(15.7)		(30.7)
Net income	8.8%	11.6%	15.8%	(17.7	) %	(23.7	) %

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

	Software Solutions							Unallocated
Year Ended:	APM	MF (1)	CP	UF	Total	PS	AS	Expenses (2)	Total

March 31, 2012

Total revenues	$270,443	$419,317	$47,867	$46,908	$784,535	$151,506	$73,731	$-	$1,009,772

Operating expenses	317,621	99,310	45,027	21,740	483,698	127,178	72,717	199,538	883,131

Contribution / operating margin	$(47,178)	$320,007	$2,840	$25,168	$300,837	$24,328	$1,014	$(199,538)	$126,641

Operating margin %	(17.4%)	76.3%	5.9%	53.7%	38.3%	16.1%	1.4%	N/A	12.5%

March 31, 2011

Total revenues	$231,999	$413,332	$39,423	$46,307	$731,061	$142,844	$55,025	$-	$928,930

Operating expenses	246,212	99,659	47,514	20,149	413,534	118,937	51,011	195,134	778,616

Contribution / operating margin	$(14,213)	$313,673	$(8,091)	$26,158	$317,527	$23,907	$4,014	$(195,134)	$150,314

Operating margin %	(6.1%)	75.9%	(20.5%)	56.5%	43.4%	16.7%	7.3%	N/A	16.2%

March 31, 2010

Total revenues	$153,973	$460,638	$40,000	$43,682	$698,293	$153,419	$40,467	$-	$892,179

Operating expenses	186,849	114,474	52,239	17,347	$370,909	138,068	37,923	161,880	708,780

Contribution / operating margin	$(32,876)	$346,164	$(12,239)	$26,335	$327,384	$15,351	$2,544	$(161,880)	$183,399

Operating margin %	(21.4%)	75.1%	(30.6%)	60.3%	46.9%	10.0%	6.3%	N/A	20.6%

(1)
The Mainframe business unit for fiscal 2010 includes $13.6 million in revenue related to products that were divested during fiscal 2010. See note 3 of the consolidated financial statements included in this report for additional information.

(2)
Unallocated expenses for fiscal 2010 includes a gain of $52.4 million related to the sale of our divested product line and restructuring expenses of $8.0 million. See notes 3 and 9 of the consolidated financial statements included in this report for additional information.

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

Revenue associated with our software solutions consists of software license fees, maintenance fees, subscription fees and professional services fees (software related services). Software solutions revenues are presented in the table below (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2011 to	2010 to
	2012	2011	2010	2012	2011
Software license fees	$220,885	$194,745	$194,504	13.4%	0.1%
Maintenance fees	427,534	419,240	439,491	2.0	(4.6)
Subscription fees	78,438	67,718	16,852	15.8	301.8
Professional services fees	57,678	49,358	47,446	16.9	4.0
Total software solutions revenue	$784,535	$731,061	$698,293	7.3%	4.7%

Software license fees (“license fees”) increased $26.1 million during fiscal 2012 as compared to fiscal 2011, which included a positive impact from foreign currency fluctuations of $4.3 million, and increased $241,000 during fiscal 2011 as compared to fiscal 2010, which included a positive impact of foreign currency fluctuations of $1.6 million. Fiscal 2010 also included $8.7 million of license fees from divested products (see note 3 for additional information). Excluding the impact from foreign currency fluctuations and divested product revenue, license fees increased $21.8 million for fiscal 2012 as compared to fiscal 2011 and increased $7.3 million for fiscal 2011 as compared to fiscal 2010. The increase for fiscal 2012 was due largely to an increase in Mainframe license fees and, to a lesser extent, increases in APM and Changepoint license fees. The increase for fiscal 2011 was due primarily to increased industry demand for our APM and Uniface solutions, but was partially offset by a decline in Mainframe license fees (see the discussion within “Software Solutions by Business Segment” for more details).

During fiscal 2012, fiscal 2011 and fiscal 2010, for software license transactions that were required to be recognized ratably, we deferred $15.8 million, $29.9 million and $55.6 million, respectively, of license fees relating to such transactions that closed during the period. We recognized as license fees $48.5 million, $61.2 million and $80.2 million of previously deferred license revenue during fiscal 2012, fiscal 2011 and fiscal 2010, respectively, relating to such transactions that closed and had been deferred prior to the beginning of the period.

Maintenance fees increased $8.3 million during fiscal 2012 as compared to fiscal 2011, which included a positive impact from foreign currency fluctuations of $9.9 million, and decreased $20.3 million during fiscal 2011 as compared to fiscal 2010, which included a positive impact from foreign currency fluctuations of $230,000. Fiscal 2010 also included $4.8 million of revenue from divested products (see note 3 for additional information). Excluding the impact from foreign currency fluctuations and divested product revenue, maintenance fees declined $1.6 million for fiscal 2012 as compared to fiscal 2011 and declined $15.3 million for fiscal 2011 as compared to fiscal 2010. The decreases were due to a decline in maintenance fees associated with our mainframe product lines. Although we continue to experience a high maintenance renewal rate with our current mainframe customers, the decline in mainframe license deals during prior years is impacting mainframe maintenance revenue as new or growth customers are not entirely replacing the maintenance revenue loss from the non-renewed or reduced capacity mainframe maintenance arrangements. The decline was partially offset by an increase in APM maintenance fees primarily due to sales growth in our APM product line during fiscal 2011 and fiscal 2012 including additional maintenance related to the dynaTrace acquisition.

Subscription fees increased $10.7 million during fiscal 2012 as compared to fiscal 2011 primarily as a result of new SaaS solution sales exceeding customer cancellations. Subscription fees increased $50.9 million during fiscal 2011 as compared to fiscal 2010 as fiscal 2010 included only five months of web performance services revenue. In November 2009, through the acquisition of Gomez, we began to offer web performance services on a subscription basis that are used to test and monitor web and mobile applications. See note 2 of the consolidated financial statements included in this report for historical pro forma financial results of Compuware and Gomez.

Professional services fees within our software solutions business segments increased $8.3 million during fiscal 2012 as compared to fiscal 2011 and increased $1.9 million during fiscal 2011 as compared to fiscal 2010. The improvement in professional services fees during fiscal 2012 and fiscal 2011 primarily occurred within our APM business unit due to increased implementation fees associated with new APM solution sales and increases in demand for our managed service offerings.

Software solutions revenue by geographic location is presented in the table below (in thousands):

	Year Ended March 31,
	2012	2011	2010
United States	$423,522	$394,632	$366,596
Europe and Africa	234,909	222,538	228,712
Other international operations	126,104	113,891	102,985
Total software solutions revenue	$784,535	$731,061	$698,293

SOFTWARE SOLUTIONS BY BUSINESS SEGMENT

Application Performance Management

The financial results of operations for our APM segment were as follows (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2011 to	2010 to
	2012	2011	2010	2012	2011
Revenue
Software license fees	$85,462	$77,823	$59,030	9.8%	31.8%
Maintenance fees	77,329	64,283	60,307	20.3	6.6
Subscription fees	76,246	67,718	16,852	12.6	301.8
Professional services fees	31,406	22,175	17,784	41.6	24.7
Total revenue	270,443	231,999	153,973	16.6	50.7

Operating expenses	317,621	246,212	186,849	29.0	31.8

Contribution margin	$(47,178)	$(14,213)	$(32,876)	(231.9)%	56.8%

Contribution margin %	(17.4%)	(6.1%)	(21.4%)

APM segment revenue increased $38.4 million during fiscal 2012 as compared to fiscal 2011. The increase in software license fees during fiscal 2012 can be attributed to additional revenue related to the acquisition of dynaTrace (see note 2 of the consolidated financial statements included in this report for additional information), partially offset by the effects of integrating our on-premises and SaaS sales force and related changes in the sales strategy during 2012, which had a negative impact on license sales. The increase in maintenance fees for fiscal 2012 as compared to fiscal 2011 is primarily attributable to current year on-premises solution sales exceeding customer cancellations as we experienced a high renewal rate with existing customers and, to a lesser extent, positive impact of revenue from dynaTrace and foreign currency rate fluctuations. The increase in subscription fees for fiscal 2012 is primarily the result of new SaaS solution sales exceeding customer cancellations. The increase in professional services fees for fiscal 2012 primarily relates to delivering a small backlog of projects and an increase in demand for our managed service offerings which are marketed as  Guardian Services, and to a lesser extent, additional revenue related to the acquisition of dynaTrace.

APM segment revenue increased $78.0 million during fiscal 2011 as compared to fiscal 2010 due primarily to a $50.9 million increase in subscription fees and an $18.9 million increase in software license fees. The increase in subscription fees can be attributed to a full year of revenue from subscription services offerings in fiscal 2011 as opposed to only five months during fiscal 2010, as we acquired Gomez in November 2009 (see note 2 of the consolidated financial statements included in this report for additional information). The increase in software license fees can be attributed to increased market demand for our APM solutions that monitor on-premises technology applications.

Operating expenses increased $71.4 million during fiscal 2012 as compared to fiscal 2011 and $59.4 million for fiscal 2011 as compared to fiscal 2010. The increase for fiscal 2012 can be attributed to continued investment in our APM solutions including hiring developers and sales personnel, increasing the capacity of our web application services network and the acquisition of dynaTrace. We believe these investments are needed to further enhance our product offerings to meet the demand that businesses have for APM solutions when managing their application performance. The costs associated with these investments exceeded revenue growth, which had a negative impact on our contribution margin for fiscal 2012 as compared to fiscal 2011. The increase in operating expenses for fiscal 2011 can be attributed to additional costs associated with increased revenue from the Gomez acquisition and stengthening market demand for our APM solutions. As Gomez was acquired during November 2009, only five months of expenses for Gomez products were included in fiscal 2010 operating expenses as opposed to a full year of expenses recognized during fiscal 2011.

Application performance management revenue by geographic location is presented in the table below (in thousands):

	Year Ended March 31,
	2012	2011	2010
United States	$143,945	$125,956	$69,390
Europe and Africa	85,720	68,554	58,273
Other international operations	40,778	37,489	26,310
Total APM segment revenue	$270,443	$231,999	$153,973

Mainframe

The financial results of operations for our Mainframe segment were as follows (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2011 to	2010 to
	2012	2011	2010 (1)	2012	2011
Revenue
Software license fees	$110,289	$95,820	$118,576	15.1%	(19.2)%
Maintenance fees	303,639	310,965	334,161	(2.4)	(6.9)
Professional services fees	5,389	6,547	7,901	(17.7)	(17.1)
Total revenue	419,317	413,332	460,638	1.4	(10.3)

Operating expenses	99,310	99,659	114,474	(0.4)	(12.9)

Contribution margin	$320,007	$313,673	$346,164	2.0%	(9.4)%

Contribution margin %	76.3%	75.9%	75.1%

(1)
The Mainframe business unit includes $13.6 million in revenue related to products that were divested during fiscal 2010. See note 3 of the consolidated financial statements included in this report for additional information.

Mainframe segment revenue increased $6.0 million for fiscal 2012 as compared to fiscal 2011 primarily due to a $14.5 million increase in software license fees partially offset by a $7.3 million decline in maintenance fees. Several significant license transactions with government entities were recognized during fiscal 2012, resulting in the recognition of $31.2 million in license fees during fiscal 2012, some of which we had anticipated closing in the fourth quarter of 2011. Additionally, two license contracts with financial services companies closed during fiscal 2012, resulting in the recognition of $4.9 million in license fees. Significant license transactions during fiscal 2011 resulted in the recognition of approximately $19.1 million in license fees.  We do not anticipate comparable revenues from significant license transactions in the coming years and therefore, expect mainframe revenue to decline going forward.

Mainframe segment revenue decreased $47.3 million for fiscal 2011 as compared to fiscal 2010 due primarily to a reduction in software license fees and maintenance fees recognized and the divestiture of our Quality and Testing product line (see note 3 to the consolidated financial statements for additional information related to the divestiture). Fiscal 2010 revenue recognized related to divested products was $13.6 million. Although we continued to experience a high maintenance renewal rate with our current mainframe customers during fiscal 2011, the decline in mainframe license deals during fiscal 2010 and fiscal 2011 had a negative impact on mainframe maintenance revenue as new or growth customers are not entirely replacing the maintenance revenue loss from the non-renewed or reduced capacity mainframe maintenance arrangements.

The contribution margin and expenses for fiscal 2012 were essentially unchanged from fiscal 2011. The contribution margin increased for fiscal 2011 as compared to fiscal 2010 due to the reduction in operating expenses associated with the decline in revenue and the restructuring completed during fiscal 2010 to maximize efficiencies including the divestiture of certain products (see note 3 to the consolidated financial statements included in this report for additional information).

Mainframe revenue by geographic location is presented in the table below (in thousands):

	Year Ended March 31,
	2012	2011	2010
United States	$246,469	$243,235	$272,101
Europe and Africa	104,048	108,966	123,071
Other international operations	68,800	61,131	65,466
Total Mainframe segment revenue	$419,317	$413,332	$460,638

Changepoint

 The financial results of operations for our Changepoint segment were as follows (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2011 to	2010 to
	2012	2011	2010	2012	2011
Revenue
Software license fees	$13,815	$9,226	$8,649	49.7%	6.7%
Maintenance fees	15,551	14,547	13,992	6.9	4.0
Subscription fees	2,192
Professional services fees	16,309	15,650	17,359	4.2	(9.8)
Total revenue	47,867	39,423	40,000	21.4	(1.4)

Operating expenses	45,027	47,514	52,239	(5.2)	(9.0)

Contribution margin	$2,840	$(8,091)	$(12,239)	135.1%	33.9%

Contribution margin %	5.9%	(20.5%)	(30.6%)

Changepoint segment revenue increased $8.4 million for fiscal 2012 as compared to fiscal 2011 and decreased  $577,000 for fiscal 2011 as compared to fiscal 2010. License fees increased $4.6 million for fiscal 2012 due primarily to a significant transaction that closed during the fourth quarter of fiscal 2012, resulting in the recognition of $4.4 million in license fees. As SaaS applications become more accepted in the market, we have increased our Changepoint SaaS offerings. Prior to fiscal 2012, these amounts were immaterial and were not tracked separately. The remaining increase in revenue for fiscal 2012 is related to additional sales within our customer base. The improvement in contribution margin relates primarily to the increase in revenue.

Changepoint revenue by geographic location is presented in the table below (in thousands):

	Year Ended March 31,
	2012	2011	2010
United States	$26,064	$19,492	$19,775
Europe and Africa	11,709	10,797	14,145
Other international operations	10,094	9,134	6,080
Total Changepoint segment revenue	$47,867	$39,423	$40,000

Uniface

The financial results of operations for our Uniface segment were as follows (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2011 to	2010 to
	2012	2011	2010	2012	2011
Revenue
Software license fees	$11,319	$11,876	$8,249	(4.7)%	44.0%
Maintenance fees	31,015	29,445	31,031	5.3	(5.1)
Professional services fees	4,574	4,986	4,402	(8.3)	13.3
Total revenue	46,908	46,307	43,682	1.3	6.0

Operating expenses	21,740	20,149	17,347	7.9	16.2

Contribution margin	$25,168	$26,158	$26,335	(3.8)%	(0.7)%

Contribution margin %	53.7%	56.5%	60.3%

Uniface segment revenue increased $601,000 for fiscal 2012 as compared to fiscal 2011 due primarily to a positive foreign currency impact on revenue and higher maintenance billings throughout the previous year. Uniface segment revenue increased $2.6 million for fiscal 2011 as compared to fiscal 2010 due primarily to a $3.6 million increase in software license fees from increased market demand partially offset by a $1.6 million decline in maintenance fees.

Operating expenses for fiscal 2012 increased $1.6 million as compared to fiscal 2011 primarily due to a negative foreign currency impact. Operating expenses increased $2.8 million for fiscal 2011 as compared to fiscal 2010 due to additional expenses associated with the increase in revenue as compared to the same period of the prior year. We continue to make investments in our development and customer support groups to pursue the segment’s growth objectives which caused a slight decline in contribution margins during fiscal 2011 and fiscal 2012.

Uniface revenue by geographic location is presented in the table below (in thousands):

	Year Ended March 31,
	2012	2011	2010
United States	$7,044	$5,949	$5,330
Europe and Africa	33,432	34,221	33,223
Other international operations	6,432	6,137	5,129
Total Uniface segment revenue	$46,908	$46,307	$43,682

PROFESSIONAL SERVICES

The financial results of operations for our professional services segment were as follows (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2011 to	2010 to
	2012	2011	2010	2012	2011

Professional services fees	$151,506	$142,844	$153,419	6.1%	(6.9)%

Operating expenses	127,178	118,937	138,068	6.9	(13.9)

Contribution margin	$24,328	$23,907	$15,351	1.8%	55.7%

Contribution margin %	16.1%	16.7%	10.0%

Professional services segment fees increased $8.7 million for fiscal 2012 as compared to fiscal 2011 due primarily to an increase in application development services for customers within the financial services industry. Professional services fees were negatively impacted $2.5 million during fiscal 2012 by a revenue reserve taken on a government contract due to collectability concerns.

Professional services segment fees decreased $10.6 million for fiscal 2011 as compared to fiscal 2010 largely due to the professional services restructuring initiatives completed during fiscal 2010 (see note 9 to the consolidated financial statements for additional information). These actions, which focused on exiting low-margin engagements, caused the reduction in revenue from fiscal 2010 to fiscal 2011.

Operating expenses increased $8.2 million for fiscal 2012 as compared to fiscal 2011 primarily due to increased staffing levels and increases in subcontractor costs to manage the growth of the business. The decrease in contribution margin for fiscal 2012 as compared to fiscal 2011 was caused by the revenue reserve discussed above, partially offset by increases in average billing rates.

The decline in operating expenses and the increase in contribution margin for fiscal 2011 as compared to fiscal 2010 were primarily attributable to lower compensation, employee benefit and travel costs due to reductions in employee headcount and the exit of low-margin engagements resulting from our restructuring programs. Through these initiatives, we were able to align operating costs with the decline in revenue in the professional services business unit and achieve a significant increase in contribution margin.

Professional services segment revenue by geographic location is presented in the table below (in thousands):

	Year Ended March 31,
	2012	2011	2010
United States	$150,118	$139,369	$147,050
Europe and Africa	1,311	2,985	5,881
Other international operations	77	490	488
Total professional services segment revenue	$151,506	$142,844	$153,419

APPLICATION SERVICES

The financial results of operations for our Covisint application services segment were as follows (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2011 to	2010 to
	2012	2011	2010	2012	2011

Application services fees	$73,731	$55,025	$40,467	34.0%	36.0%

Operating expenses	72,717	51,011	37,923	42.6	34.5

Contribution margin	$1,014	$4,014	$2,544	(74.7)%	57.8%

Contribution margin %	1.4%	7.3%	6.3%

Application services segment fees increased $18.7 million during fiscal 2012 as compared to fiscal 2011 and $14.6 million during fiscal 2011 as compared to fiscal 2010 primarily due to growth from automotive customers, as the industry has stabilized from the recent economic downturn, and to continued expansion into the healthcare industry. Additionally, we were able to establish stand alone value for certain professional services, which allowed us to recognize the related revenue as the services were delivered rather than over the expected customer life. We anticipate demand in the healthcare industry will grow as hospitals, physicians and the United States government move toward establishing electronic patient health and medical records which will require secure computerized databases and environments for storing and sharing of information. Our application services are designed to meet this demand for secure sharing of information which we believe will be a factor in the future growth of the Covisint segment.

Additionally, fiscal 2012 and fiscal 2011 revenue increased over the prior years due to the acquisition of DocSite during the second quarter of fiscal 2011. DocSite is a provider of web-based solutions that allow physicians and healthcare organizations to accurately and timely manage, analyze and report healthcare performance and quality (see note 2 to the consolidated financial statements included in this report for additional information).

Our application services segment generated 58%, 49% and 50% of its revenue from the automotive industry during fiscal 2012, 2011 and 2010, respectively.

Operating expenses increased $21.7 million during fiscal 2012 as compared to fiscal 2011 and $13.1 million during fiscal 2011 as compared to fiscal 2010 due to continued investment in our Covisint business. In anticipation of capitalizing on the growth of the secured collaboration services market, we have continued to hire developers, customer support and sales personnel, and we continue to increase the capacity of our global application services network. Additionally, costs associated with professional services with stand alone value were recognized in fiscal 2012 consistent with the associated revenue recognition. During fiscal 2012, our spending on the investments proportionally exceeded revenue growth, causing the decline in our contribution margin. During fiscal 2011, the increase in contribution margin was primarily due to economies of scale from our revenue growth.

Application services segment revenue by geographic location is presented in the table below (in thousands):

	Year Ended March 31,
	2012	2011	2010
United States	$64,847	$47,815	$34,916
Europe and Africa	3,827	3,589	3,000
Other international operations	5,057	3,621	2,551
Total application services segment revenue	$73,731	$55,025	$40,467

UNALLOCATED EXPENSES

Costs related to internal information system support, finance, human resources, legal, administration and other corporate charges are not allocated to our business units when management analyzes business unit operating results.

Unallocated expenses are presented in the table below (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2011 to	2010 to
	2012	2011	2010	2012	2011

Unallocated expenses	$199,538	$195,134	$161,880	2.3%	20.5%

Unallocated expenses increased $4.4 million for fiscal 2012 as compared to fiscal 2011 due primarily to an increase in technology development and support expense, as discussed below. Unallocated expenses increased $33.3 million for fiscal 2011 as compared to fiscal 2010 due to the $52.4 million gain on the divestiture of our Quality and Testing business recognized during fiscal 2010 (see note 3 to the consolidated financial statements included in this report for additional information). The gain on divestiture was partially offset by an $8.0 million restructuring charge (see note 9 to the consolidated financial statements included in this report for additional information). Excluding these items, unallocated expenses for fiscal 2011 declined $11.2 million from fiscal 2010, due to decreases in administrative and general and technology development and support expenses in part related to the divestiture of our Quality and Testing business. See “administrative and general” and “technology development and support” within the “operating expenses” section for additional information.

OPERATING EXPENSES

Our operating expenses include cost of software license fees; cost of maintenance fees; cost of subscription fees; cost of professional services; cost of application services; technology development and support costs; sales and marketing expenses; and administrative and general expenses. These expenses are described below without regard to the relevant segment(s) to which they are allocated.

Cost of Software License Fees

Cost of software license fees includes amortization of capitalized software related to our licensed software products, the cost of duplicating and disseminating products to customers, including associated hardware costs, and the cost of author royalties.

Cost of software license fees is presented in the table below (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2011 to	2010 to
	2012	2011	2010	2012	2011

Cost of software license fees	$17,572	$14,216	$15,430	23.6%	(7.9)%

Percentage of software license fees	8.0%	7.3%	7.9%

Cost of software license fees increased $3.4 million during fiscal 2012 as compared to fiscal 2011 and declined $1.2 million during fiscal 2011 as compared to fiscal 2010. The increase for 2012 was due primarily to $4.0 million in additional amortization expense recognized during fiscal 2012 related to the $28.5 million in purchased software obtained through the dynaTrace acquisition. The decline from fiscal 2010 to fiscal 2011 was primarily due to lower capitalized software amortization as certain purchased software from past acquisitions became fully amortized and to a decline in capitalized internally developed software technology costs in previous years which had reduced the amortizable base.

Cost of Maintenance Fees

Cost of maintenance fees consists of the direct costs allocated to maintenance and product support such as helpdesk and technical support.

Cost of maintenance fees is presented in the table below (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2011 to	2010 to
	2012	2011	2010	2012	2011

Cost of maintenance fees	$38,670	$32,975	$33,266	17.3%	(0.9)%

Percentage of maintenance fees	9.0%	7.9%	7.6%

Cost of maintenance increased $5.7 million during fiscal 2012 as compared to fiscal 2011 but was relatively unchanged in fiscal 2011 as compared to fiscal 2010. The increase for fiscal 2012 was primarily a result of costs related to maintenance for our mainframe products and customer support costs due to the hiring of additional employees to support the growth of the APM business segment.

The increase in the cost of maintenance fees as a percentage of maintenance fees in fiscal 2012 was primarily due to incremental customer support and maintenance for our licensed software products exceeding the increase in maintenance fees.

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

Cost of subscription fees is presented in the table below (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2011 to	2010 to
	2012	2011	2010	2012	2011

Cost of subscription fees	$29,669	$24,974	$9,289	18.8%	168.9%

Percentage of subscription fees	37.8%	36.9%	55.1%

Cost of subscription fees increased $4.7 million during fiscal 2012 as compared to fiscal 2011 and $15.7 million during fiscal 2011 as compared to fiscal 2010. The increase during fiscal 2012 primarily resulted from increases in data center and peer costs as we continue to make investments in our Gomez SaaS global network. To a lesser extent, increases in amortization of research and development costs and depreciation of computer equipment also contributed to the increased costs. The increase during fiscal 2011 resulted from the incremental cost associated with a full year of delivering web performance services as opposed to a partial year, as Gomez was acquired during November 2009.

As a percentage of subscription fees, cost of subscription fees for fiscal 2012 increased over fiscal 2011 due to incremental data center and peer costs proportionally exceeding the increase in subscription fees. As a percentage of subscription fees, cost of subscription fees for fiscal 2011 declined from fiscal 2010 due to revenue increases and efficiencies gained through the integration of Gomez SaaS into the Company.

Cost of Professional Services

Cost of professional services consists primarily of personnel-related costs of providing professional services, including billable and technical staff, subcontractors and sales personnel both for our professional services segment and our software related services.

Cost of professional services is presented in the table below (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2011 to	2010 to
	2012	2011	2010	2012	2011

Cost of professional services	$182,625	$165,939	$178,938	10.1%	(7.3)%

Percentage of professional services fees	87.3%	86.3%	89.1%

Cost of professional services increased $16.7 million during fiscal 2012 as compared to fiscal 2011 and declined $13.0 million during fiscal 2011 as compared to fiscal 2010. The increase during 2012 was primarily due to higher compensation, employee benefit and travel costs of $13.6 million related to the hiring of billable staff and $3.3 million of additional subcontractor costs to support the activity in our professional services segment. The decline in cost of professional services in fiscal 2011 was primarily attributable to lower compensation, employee benefit and travel costs due to reductions in employee headcount resulting from our restructuring programs implemented to align operating costs with the decline in revenue.

The increase in cost of professional services as a percentage of professional services fees for fiscal 2012 was primarily due to increased compensation and benefits costs proportionally exceeding the increase in revenues, which were negatively impacted by the $2.5 million revenue reserve discussed in the “Professional Services” segment discussion above. The decline in cost of professional services as a percentage of professional services fees for fiscal 2011 was primarily attributable to the cost reductions resulting from our restructuring programs discussed above.

Cost of Application Services

Cost of application services consists primarily of personnel-related costs of providing application services, including billable and technical staff, subcontractors and sales personnel.

Cost of application services is presented in the table below (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2011 to	2010 to
	2012	2011	2010	2012	2011

Cost of application services	$72,384	$51,011	$37,923	41.9%	34.5%

Percentage of application services fees	98.2%	92.7%	93.7%

Cost of application services increased $21.4 million during fiscal 2012 as compared to fiscal 2011, primarily due to a $14.3 million increase in compensation and benefits costs related to the hiring of additional developers, sales and customer support personnel to support the growth of the application services business segment as well as increased amortization expense on capitalized projects. Additionally, subcontractor and outside services costs increased $3.3 million in support of the segment.

The $13.1 million increase in expenses for fiscal 2011 as compared to fiscal 2010 primarily resulted from increased compensation, employee benefits, consulting and third-party hosting costs to manage the growth of the business. Additionally, a $1.9 million charge was recorded during the fourth quarter of fiscal 2011 representing the accumulation of stock compensation expense associated with performance-based stock awards for which the performance target became probable of being met during the quarter (see note 18 of the consolidated financial statements included in this report).

The increase in cost of application services as a percentage of application services fees for fiscal 2012 as compared to fiscal 2011 was primarily due to increased compensation and benefits costs for application services proportionally exceeding the increase in application services fees. The decline in cost of application services as a percentage of application services fees for fiscal 2011 as compared to fiscal 2010 was primarily due to efficiencies gained as revenue grew.

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

Technology development and support costs incurred internally and capitalized are presented in the table below (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2011 to	2010 to
	2012	2011	2010	2012	2011

Technology development and support costs incurred	$120,351	$102,949	$97,726	16.9%	5.3%

Capitalized internal software costs	(15,383)	(12,619)	(6,481)	(21.9)	(94.7)

Technology development and support costs expensed	$104,968	$90,330	$91,245	16.2	(1.0)

Technology development and support costs expensed as a percentage of software solutions revenue	13.4%	12.4%	13.1%

Technology development and support increased $17.4 million before capitalized internal software costs during fiscal 2012 as compared to fiscal 2011. These increases primarily relate to higher compensation and benefits costs due to the hiring of developers and customer support personnel to support the growth of the APM business segment and, to a lesser extent, annual wage increases and a negative impact from currency fluctuations as the U.S. dollar weakened against non-U.S. currencies during fiscal 2012. Technology development and support as a percentage of software solutions revenues increased from the prior year as the additional investment in our products and technology proportionally exceeded the increase in software solutions revenue.

Technology development and support increased $5.2 million before capitalized internal software costs during fiscal 2011 as compared to fiscal 2010 primarily due to the timing of the Gomez acquisition. In fiscal 2011, we incurred a full year of compensation and employee benefit costs for developers to maintain the Gomez web performance network as compared to a partial year in fiscal 2010.

The fluctuations in capitalized internal software costs during fiscal 2012 and fiscal 2011 as compared to the prior year relate primarily to the timing of projects that are in the technological feasibility phase of development. The $2.8 million increase in capitalized internal software costs during fiscal 2012 relates primarily to additional capitalization of costs for APM SaaS and dynaTrace projects during fiscal 2012. The $6.1 million increase in capitalized software costs during fiscal 2011 relates to significant product releases associated with our on-premises products.

Sales and Marketing

Sales and marketing costs consist primarily of personnel related costs associated with product sales, sales support and marketing for our product offerings.

Sales and marketing costs are presented in the table below (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2011 to	2010 to
	2012	2011	2010	2012	2011

Sales and marketing costs	$273,520	$243,771	$222,447	12.2%	9.6%

Percentage of software solutions revenue	34.9%	33.3%	31.9%

Sales and marketing costs increased $29.7 million during fiscal 2012 as compared to fiscal 2011 due to the following: (1) $12.5 million in additional salary and benefits expense related to additional sales employees, salary increases and a negative impact from currency fluctuations as the U.S. Dollar weakened against non-U.S. currencies during fiscal 2012; (2) $8.8 million in additional commission and bonus expense due to higher target attainment; (3) a $4.5 million increase in travel expense associated with increased sales and headcount, including dynaTrace personnel; and (4) $3.0 million in severance charges for certain employee terminations within our European operations during fiscal 2012.

Sales and marketing costs increased $21.3 million during fiscal 2011 compared to fiscal 2010 primarily due to the timing of the Gomez acquisition. In fiscal 2011, we incurred a full year of the following expenses as compared to a partial year in fiscal 2010, including compensation and employee benefit costs for Gomez sales representatives ($17.5 million increase); intangible asset amortization associated with Gomez customer relationships agreements ($2.1 million increase); and marketing costs associated with Gomez products ($1.8 million increase).

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

Administrative and general expenses are presented in the table below (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2011 to	2010 to
	2012	2011	2010	2012	2011

Administrative and general expenses	$163,723	$155,400	$164,633	5.4%	(5.6)%

Administrative and general costs increased $8.3 million during fiscal 2012 as compared to fiscal 2011 due primarily to a $7.3 million increase in compensation and benefits expense and a $3.9 million increase in bonus and commission expense related to higher target attainment. These cost increases were offset by a $3.6 million reduction in operating tax expense.

The $9.2 million decrease in administrative and general expenses for fiscal 2011 as compared to fiscal 2010 was primarily due to (1) an increase of $4.3 million in rental income (recognized as a reduction in operating expenses) as we entered into a five year agreement to lease approximately 249,000 square feet of our Detroit, Michigan headquarters effective April 2010; (2) a reduction of $4.3 million in bonus expense; and (3) a reduction of $3.0 million in facility costs resulting from office consolidations in fiscal 2010 and fiscal 2011. The decrease in expenses was partially offset by a $1.6 million increase in travel costs and a $1.0 million increase in charitable contributions during fiscal 2011.

RESTRUCTURING CHARGE

There were no restructuring actions taken during fiscal 2012 or 2011 and at this time, there are no initiatives that require us to incur restructuring charges. However, unanticipated future conditions or events may require us to reassess the need for new restructuring initiatives. See note 9 to the consolidated financial statements for payment activity related to our restructuring accrual.

During fiscal 2010, the Company incurred restructuring charges of $8.0 million associated with two initiatives: (1) aligning the professional services segment headcount and operating expenses after initiating a plan to exit low-margin engagements and (2) increasing the operating efficiency of our products segment and administrative and general business processes with the goal of reducing operating expenses.

During the second half of fiscal 2009, the professional services segment’s business model was realigned resulting in the Company exiting engagements considered low-margin or unprofitable. This change required the Company to undertake restructuring actions to reduce headcount and operating expenses resulting in restructuring charges of $4.2 million during fiscal 2010. Employee termination costs were $4.0 million due to the Company eliminating 748 professional services personnel and management positions.

The second initiative, to increase the operating efficiency of the Company’s products segment and administrative and general business processes, resulted in the Company incurring restructuring charges of $3.8 million during fiscal 2010. Employee termination costs accounted for $3.6 million of the charges due to the elimination of 194 positions related to technology and sales and marketing personnel and 86 corporate administrative and general positions.

Facilities charges for fiscal 2010 primarily related to changes in sublease income assumptions associated with leased facilities that were abandoned in previous restructuring initiatives.

GAIN ON DIVESTITURE OF PRODUCT LINES

Gain on divestiture of product lines relates to the divestiture of our Quality and Testing business that occurred in May 2009 and resulted in a gain of $52.4 million that was recognized during the first quarter of fiscal 2010. See note 3 of the consolidated financial statements included in this report for additional information.

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

Other income (expense) is presented in the table below (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2011 to	2010 to
	2012	2011	2010	2012	2011

Interest income	$3,684	$4,456	$4,970	(17.3)%	(10.3)%
Interest expense	(3,161)	(1,402)	(1,190)	(125.5)	(17.8)
Settlement			20,734		(100.0)
Other	1,110	1,408	1,207	(21.2)	16.7
Other income (expense)	$1,633	$4,462	$25,721	(63.4)%	(82.7)%

Other income (expense) declined $2.8 million during fiscal 2012 as compared to fiscal 2011. The decline in interest income is primarily due to the decline in cash and cash equivalents related to cash paid for the dynaTrace acquisition and to a lesser extent a decline in interest income related to our installment receivables.

The increase in interest expense is related to interest on borrowings under the line of credit.  Borrowings were incurred primarily to fund a portion of the dynaTrace acquisition.

The $21.3 million decrease in other income from fiscal 2011 as compared to fiscal 2010 was primarily attributable to the financial provisions of the IBM settlement agreement that expired on March 31, 2010. We recorded an IBM settlement gain of $20.7 million in fiscal 2010 (see note 17 of the consolidated financial statements included in this report).

INCOME TAXES

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements and net operating loss and credit carryforwards.

The income tax provision and effective tax rate are presented in the table below (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2011 to	2010 to
	2012	2011	2010	2012	2011

Income tax provision	$39,903	$47,335	$68,314	(15.7)%	(30.7)%

Effective tax rate	31.1%	30.6%	32.7%

The Company’s effective tax rate was 31.1%, 30.6% and 32.7% for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

The effective tax rate for fiscal 2012 was impacted primarily by the following favorable items:  (1) New legislation was enacted that amended Michigan’s Income Tax Act to implement a comprehensive set of tax changes. One part of the legislation contains provisions that replaced the Michigan Business Tax (“MBT”) with a new corporate income tax. Certain credits allowed under the MBT, including the Brownfield Redevelopment tax credit, will continue to be effective, which allowed us to reduce our future tax liability for the duration of the carryforward period. Therefore, the valuation allowance associated with this deferred tax asset was reversed in fiscal 2012. (2) All remaining issues with the Internal Revenue Service were effectively settled related to the fiscal 2005 through fiscal 2009 tax periods.

The decrease in the effective rate for fiscal 2011 as compared to fiscal 2010 was primarily due to an increase in tax credits realized during fiscal 2011 related to (1) the U.S. Research and Experimentation tax credit (“R&D Credit”) including the impact of retroactively reinstating the credit to January 1, 2010; and (2) settlement of R&D credits related to fiscal 2007 through fiscal 2009 tax periods with the Internal Revenue Service.

See Note 14 of the consolidated financial statements included in this report for additional information regarding the difference between our effective tax rate and the statutory rate for fiscal 2012, 2011 and 2010.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 1 of the consolidated financial statements included in this report contains a summary of our significant accounting policies.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on facts and circumstances existing at March 31, 2012. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain.

Revenue Recognition – We generate revenue from licensing software products; providing maintenance and support services for those products; and rendering web performance, professional and application services.  Our software solutions are comprised of license fees, maintenance fees, subscription fees and software related professional services fees.

We sometimes enter into arrangements that include both software related deliverables (licensed software products, maintenance services or software related professional services) and non-software deliverables (web performance services, professional services unrelated to our software products, or application services). Our web performance services and application services do not qualify as software deliverables because our license grant does not allow the customer the right or capability to take possession of the software. For arrangements that contain both software and non-software deliverables (almost all of these arrangements combine software deliverables with web performance services), in accordance with ASC 605 “Revenue Recognition,” we allocate the arrangement consideration based on fair value using the following hierarchy: vendor specific objective evidence of fair value (“VSOE,” meaning price when sold separately) if available; third-party evidence if VSOE is not available; or best estimated selling price if neither VSOE nor third-party evidence is available. We currently are unable to establish VSOE or third-party evidence for our web performance services or software deliverables. Therefore, we create our best estimate of selling price by evaluating renewal amounts included in a contract, if any, and prices of deliverables sold separately, taking into consideration geography, volume discounts, and transaction size.

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

Product Revenue Recognition – We license software products using both perpetual and term (time-based) licenses and provide maintenance services and software related professional services. Our software related professional services do not require significant production, modification or customization of the licensed software product.

Assuming all revenue recognition criteria are met, perpetual license fee revenue is recognized upfront, using the residual method, under which the fair value of the undelivered elements (e.g., maintenance and software related services) are deferred, based on VSOE of these elements. VSOE is based on rates charged for maintenance and software related services when sold separately. Based on market conditions, we periodically change pricing methodologies for license, maintenance and software related services. Changes in rates charged for stand-alone maintenance and software related services could have an impact on how bundled revenue agreements are characterized as license, maintenance or software related services or have an effect on the timing of revenue recognition in the future. Pricing modifications, if any, made during the years covered by this report have not had a significant impact on the timing or characterization of revenue recognized.

For revenue arrangements where there is a lack of VSOE for any undelivered elements, license fee revenue is deferred and recognized upon delivery of those elements or when VSOE can be established. When maintenance or services are the only undelivered elements, the license fee revenue is recognized on a ratable basis over the longer of the maintenance term or over the period in which the services are expected to be performed. Such transactions include time-based and unlimited capacity licenses as we do not sell maintenance separately and therefore cannot establish VSOE for the undelivered elements in these arrangements. These arrangements do not qualify for separate recognition of the software license fees, maintenance fees and as applicable, professional services fees under ASC 605. However, to comply with SEC Regulation S-X, Rule 5-03(b), which requires product, services and other categories of revenue to be displayed separately on the income statement, we separate the license fee, maintenance fee and professional services fee revenue based on our determination of relative fair value. We apply our VSOE for maintenance related to perpetual license transactions and stand alone services arrangements as a reasonable and consistent approximation of fair value to separate license fee, maintenance fee and professional services fee revenue for income statement classification purposes.

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

Application Services Fees – Our application services fees consist of fees related to our Covisint on-demand software including associated professional services. The arrangements do not provide customers the right to take possession of the software at any time, nor do the arrangements contain rights of return. Many of our application services fee contracts include a project fee and ongoing SaaS operations (“recurring”) fees. The professional services related to these projects that have stand-alone value (e.g., other vendors provide similar services) qualify as a separate unit of accounting. Therefore, the professional services are recognized as delivered. For those professional services that do not have stand-alone value, the revenue is deferred and recognized over the longer of the customer arrangement (generally one to three years) or the expected period the customer will receive benefit (generally five years). The recurring fees are recognized over the applicable service period.

Unforeseen events that result in additional time or costs being required to complete fixed-price projects associated with either professional services or application services could affect the timing of revenue recognition for the balance of the project as well as margins going forward, and could have a negative effect on our results of operations.

Capitalized Software – We follow the guidance of ASC 985-20 “Costs of Software to be Sold, Leased, or Marketed” when capitalizing development costs associated with our software products and ASC 350-40 “Internal Use Software” when capitalizing development costs associated with our web performance services and application services. The cost of purchased and internally developed software technology is capitalized and stated at the lower of unamortized cost or expected net realizable value. We compute annual amortization using the straight-line method over the remaining estimated economic life of the software technology which is generally three to five years. Software is subject to rapid technological obsolescence and future revenue estimates supporting the capitalized software cost can be negatively affected based upon competitive products, services and pricing. Such adverse developments could reduce the estimated net realizable value of our capitalized software and could result in impairment or a shorter estimated life. Such events would require us to take a charge in the period in which the event occurs or to increase the amortization expense in future periods and would have a negative effect on our results of operations. At a minimum, we review for impairments each balance sheet date.

Impairment of Goodwill and Other Intangible Assets – We are required to assess the impairment of goodwill and other intangible assets annually, or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value.

The performance test involves a two-step process. Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We measure the fair value of reporting units and other intangible assets using an estimate of the related discounted cash flow and market comparable valuations, where appropriate. The discounted cash flow model uses significant assumptions, including projected future cash flows, the discount rate reflecting the risk inherent in future cash flows, and a terminal growth rate. The key assumptions in the market comparable value analysis are peer group selection and application of this peer group to the respective reporting unit. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs Step 2 of the goodwill impairment test to determine the amount of impairment loss by comparing the implied fair value of the respective reporting unit’s goodwill with the carrying amount of that goodwill. Under such evaluation, if the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the impairment loss is recognized as an operating expense in an amount equal to that excess. There is a high degree of judgment regarding management’s forecast for the reporting units as market developments for both customers and competitors can affect actual results. There can also be uncertainty regarding management’s selection of peer companies as an exact match of peer companies is unlikely to exist.

Application of the goodwill and other intangibles impairment test requires judgment, including the assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow model in combination with a market approach. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, estimation of market interest rates, determination of our weighted average cost of capital and selection and application of peer groups.

The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and estimated future cash flows. While we believe that the assumptions and estimates used to determine the estimated fair values of each of our reporting units are reasonable, a change in assumptions underlying these estimates could materially affect the determination of fair value and goodwill impairment for each reporting unit.

At March 31, 2012, none of our reporting units failed Step 1 of our goodwill impairment analysis. Our professional services reporting unit, with a goodwill balance of $114.9 million, was the only reporting unit where the estimated fair value was not substantially in excess of the carrying value, as the fair value exceeded the carrying value by approximately 14% at March 31, 2012.

The fair value of the professional services reporting unit was estimated at the balance sheet date primarily using a discounted cash flow model.  Assumptions used in the model that have the most significant effect are our estimated growth rates and estimated weighted average cost of capital.
The events and circumstances that could affect our key assumptions for the professional services reporting unit and the analysis of fair value include the following:

●	Our ability to achieve sales productivity at a level to achieve the profitability in the forecast period.
●	Failure of our billable staff to meet their utilization or rate targets.
●	Our ability to hire and retain sales, technology and management personnel.
●	Future negative changes in the U.S. economies.
●	Increased competition and pricing pressures within the professional services market.

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

Stock-Based Compensation - We measure compensation expense for stock awards in accordance with ASC 718-10 “Share-Based Payment.” Stock award compensation costs, net of an estimated forfeiture rate (typically 10%), are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to five years.

The fair value of stock options was estimated at the grant date using a Black-Scholes option pricing model with the following average assumptions for fiscal 2012: risk-free interest rate – 1.65%, volatility factor – 39.96% and expected option life – 5.8 years. Dividend yield is not a factor as we have never issued cash dividends and do not anticipate issuing cash dividends in the future. The weighted average grant date fair value of option shares granted in fiscal 2012 was $3.96 per option share.

If we increase the assumptions for the risk-free interest rate and the volatility factor by 50 percent in order to create a maximum compensation expense scenario, the fair value of stock options granted in fiscal 2012 would increase 41 percent. If the Company decreased its assumptions for the risk-free interest rate and the volatility factor by 50 percent to create a minimum compensation expense scenario, the fair value of stock options granted in fiscal 2011 would decrease 48 percent.

Other – Other accounting policies, although not generally subject to the same level of estimation as those discussed above, are nonetheless important to an understanding of the financial statements. Many assets, liabilities, revenue and expenses require some degree of estimation or judgment in determining the appropriate accounting.

Liquidity and Capital Resources

As of March 31, 2012, 2011 and 2010, cash and cash equivalents and investments totaled approximately $99.2 million, $180.2 million and $149.9 million, respectively.

Fiscal 2012 compared to Fiscal 2011

Net cash provided by operating activities

Net cash provided by operating activities during fiscal 2012 was $179.6 million, an increase of $19.6 million from fiscal 2011. The increase was primarily due to $66.9 million in additional cash collections from customers resulting from the $80.8 million increase in revenue from fiscal 2011. The increase in cash received was partially offset by an increase in cash paid to employees of $49.2 million resulting from increased headcount to support the additional revenue and investments in our growth areas.

The consolidated statements of cash flows included in this report compute net cash from operating activities using the indirect cash flow method. Therefore, non-cash adjustments and net changes in assets and liabilities (net of effects from acquisitions, the divestiture and currency fluctuations) are adjusted from net income to derive net cash from operating activities.

The most significant changes in our reconciliation of net income to derive net cash from operating activities during fiscal 2012 as compared to fiscal 2011 were as follows: (1) net income declined $19.1 million; (2) the impact of the net change in accounts payable and accrued expenses was $28.0 million; and (3) the depreciation and amortization adjustment to net income increased $10.2 million. The decline in net income is due to a larger increase in operating expenses than the increase in revenues for fiscal 2012 as compared to fiscal 2011, primarily related to additional investments in our APM and Covisint business segments (see Results of Operations discussion above for the changes in revenue and operating expense by business segment). The increase from the net change in accounts payable and accrued expenses was due predominantly to bonus payments made during fiscal 2011 in excess of the payments made during fiscal 2012. The increase in depreciation and amortization was primarily due to the $6.6 million in amortization expense recognized during fiscal 2012 on the intangible assets obtained from the dynaTrace acquisition (refer to note 2 to the consolidated financial statements included in this report for additional information). Additionally, depreciation on our property, plant and equipment increased $2.2 million and amortization on our capitalized research and development projects increased $2.1 million during fiscal 2012 as compared to fiscal 2011.

We believe our existing cash resources and cash flow from operations will be sufficient to meet operating cash needs for the foreseeable future.

Net cash used in investing activities

Net cash used in investing activities during fiscal 2012 was $296.9 million, which represents an increase of $244.2 million from fiscal 2011, and is due primarily to the acquisition of dynaTrace (see note 2 of the consolidated financial statements included in this report). This transaction resulted in a $249.3 million use of cash during the second quarter of 2012. The increase was partially offset by the acquisition of DocSite during the second quarter of 2011 for $15.7 million in cash and the acquisition of BEZ Systems, Inc. during the third quarter of 2011 for $2.5 million in cash. The remaining change was due to the purchase of $4.2 million of capitalized software during the second quarter of 2012 and $7.7 million in additional research and development costs capitalized during fiscal 2012 related primarily to our APM and application services segments. Capital expenditures were funded with cash flows from operations.

We will continue to evaluate business acquisition opportunities that fit our strategic plans.  If the cash consideration for a future acquisition or combination of acquisitions were to exceed our operating cash balance resources, we would likely utilize our credit facility again and may need to seek additional financing.

Net cash provided by financing activities

Net cash provided by financing activities during fiscal 2012 was $38.4 million, which represents an increase of $120.1 million from fiscal 2011.

The increase was primarily due to the following: (1) during the second and third quarters of 2012, we borrowed a total of $180.2 million under our revolving credit facility primarily related to financing for the dynaTrace acquisition, of which $135.2 million has been repaid; (2) we repurchased $20.6 million in stock during fiscal 2012, as compared to $164.5 million during fiscal 2011; and (3) there was a $69.2 million reduction in cash received from employees exercising stock options during fiscal 2012 as compared to fiscal 2011.

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

During fiscal 2012, we repurchased under the Discretionary Plan approximately 2.3 million shares of our common stock at an average price of $8.45 per share for a total cost of $19.0 million. In anticipation of the acquisition of dynaTrace, we temporarily suspended repurchases under the Discretionary Plan during the first quarter of 2012, but resumed our repurchase program initiative during the second quarter of 2012. During the third quarter, we chose to deploy our cash to reduce the outstanding debt balance related to the dynaTrace acquisition, and resumed repurchase activity under the Discretionary Plan in the fourth quarter of 2012.

Our long-term goal is to reduce our outstanding common share count to approximately 200 million shares, though we may adjust our goals based on our cash position and market conditions. Share repurchases are funded primarily through our operating cash flow and, if needed, funds from our credit facility. As of March 31, 2012, approximately $223.7 million remains authorized for future purchases.

In May 2012, the Board of Directors authorized a Rule 10b5-1 repurchase program to be implemented during the first quarter of fiscal 2013 which will allow us to repurchase shares pursuant to a predetermined formula without regard to the quarterly black-out periods.  This plan will utilize funds under the previous authorization described above and will expire in November 2012.

The Company has an unsecured revolving credit agreement (the “credit facility”) with Comerica Bank and other lenders to provide leverage for the Company if needed. Refer to note 10 of the consolidated financial statements for additional information related to the credit facility. During the fourth quarter of fiscal 2012, we extended the credit facility through March 21, 2017. The timing for ultimate repayment of the amount currently outstanding will depend on cash flows and share repurchases.

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

During fiscal 2011 and fiscal 2010, capital expenditures for property and equipment and capitalized research and software development totaled $34.6 million and $19.4 million, respectively, with $9.5 million of the increase due primarily to computer and network equipment purchases and $5.8 million of the increase due to increases in capitalized internal software costs related to our software products and web performance services. Capital expenditures were funded with cash flows from operations.

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

Contractual Obligations

The following table summarizes our payments under contractual obligations as of March 31, 2012 (in thousands):

	Payment Due by Period as of March 31,
							2018 and
	Total	2013	2014	2015	2016	2017	Thereafter
Contractual obligations:
Operating leases	$256,953	$19,686	$15,202	$11,407	$7,832	$4,700	$198,126
Long-term debt	45,000					45,000
Other	15,396	6,288	5,589	3,269	250
Total	$317,349	$25,974	$20,791	$14,676	$8,082	$49,700	$198,126

”Other” includes commitments under various advertising and charitable contribution agreements totaling $15.0 million and $400,000, respectively, at March 31, 2012. For additional information related to the outstanding debt under the credit agreement, see note 10 of the consolidated financial statements included in this report. There are no long term capital lease obligations or purchase obligations.

We anticipate tax settlements of $9.8 million with certain taxing authorities of which $93,000 is expected to be settled in the upcoming twelve months (as discussed in note 14 of the consolidated financial statements included in this report). We are not able to reasonably estimate in which future periods the remaining amount of $9.7 million will ultimately be settled. These settlements are not included in the Contractual Obligations table above.

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

Our investment portfolio consists of cash investments that have a cost basis and fair value totaling $99.2 million as of March 31, 2012. The average interest rate and average tax equivalent interest rate were 0.77% as of March 31, 2012. These investments will mature within the next three months.

We offer financing arrangements with installment payment terms in connection with our multi-year software sales. Installment accounts are generally receivable over a two to five year period. As of March 31, 2012, non-current accounts receivable amounted to $205.9 million, of which approximately $120.7 million, $56.9 million, $23.7 million, $3.1 million and $1.5 million are due in fiscal 2014 through fiscal 2018, respectively. The fair value of non-current accounts receivable is estimated by discounting the future cash flows using the current rate at which the Company would finance a similar transaction. At March 31, 2012, the fair value of such receivables is approximately $206.4 million. Each 100 basis point increase in interest rates would have an associated $485,000 negative impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2012. Each 100 basis point decrease in interest rates would have an associated $495,000 positive impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2012. At March 31, 2011, the fair value of such receivables was approximately $206.8 million. Each 100 basis point increase in interest rates would have had an associated $751,000 negative impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2011. Each 100 basis point decrease in interest rates would have an associated $537,000 positive impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2011. A change in interest rates will have no impact on cash flows or net income associated with non-current accounts receivable.

Foreign Currency Risk

We are exposed to foreign exchange rate risks related to assets and liabilities that are denominated in non-local currency and current inter-company balances due to and from our foreign subsidiaries. We enter into foreign exchange forward contracts to sell or buy currencies with the intent of mitigating foreign exchange rate risks related to these balances. We do not currently hedge currency risk related to anticipated revenue or expenses denominated in foreign currency. All foreign exchange derivatives are recognized on the consolidated balance sheets at fair value (see note 4 of the consolidated financial statements). Gains and losses on foreign exchange forward contracts are recognized in income, offsetting foreign exchange gains or losses on the foreign balances being hedged.

At March 31, 2012, we performed a sensitivity analysis to assess the potential loss that a 10% positive or negative change in foreign currency exchange rates would have on our income from operations. Based upon the analysis performed, we believe such a change would not materially affect our consolidated financial position, results of operations or cash flows.

The table below provides information about our foreign exchange forward contracts at March 31, 2012. The table presents the value of the contracts in U.S. dollars at the contract maturity date and the fair value of the contracts at March 31, 2012 (dollars in thousands):

	Contract date	Maturity date	Contract Rate	Forward Position in U.S. Dollars	Fair Value at March 31, 2012
Forward Sales
Australia Dollar	March 30, 2012	April 30, 2012	0.9700	$2,577	$2,588
Mexico Peso	March 30, 2012	April 30, 2012	12.8652	1,360	1,367
Norway Krone	March 30, 2012	April 30, 2012	5.7528	1,608	1,625
				$5,545	$5,580

Forward Purchases
Hong Kong Dollar	March 30, 2012	April 30, 2012	7.7562	$1,160	$1,159
Poland Zloty	March 30, 2012	April 30, 2012	3.1073	1,931	1,929
Pound Sterling	March 30, 2012	April 30, 2012	0.6233	5,054	5,044
Singapore Dollar	March 30, 2012	April 30, 2012	1.2533	1,476	1,471
				$9,621	$9,603

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Compuware Corporation
Detroit, Michigan

We have audited the accompanying consolidated balance sheets of Compuware Corporation and subsidiaries (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Compuware Corporation and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Detroit, Michigan
May 25, 2012

COMPUWARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 AND 2011
(In Thousands, Except Share Data)

ASSETS	Notes	2012	2011

CURRENT ASSETS:
Cash and cash equivalents		$99,180	$180,244
Accounts receivable, net		455,427	474,479
Deferred tax asset, net	14	37,665	40,756
Income taxes refundable		14,807	6,815
Prepaid expenses and other current assets		34,279	40,446

Total current assets		641,358	742,740

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	2,6	321,991	333,166

CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	2,8	118,973	83,001

OTHER:
Accounts receivable		205,869	206,887
Goodwill	2,8	801,889	607,765
Deferred tax asset, net	14	40,672	35,754
Other assets	7	36,786	29,064

Total other assets		1,085,216	879,470

TOTAL ASSETS		$2,167,538	$2,038,377

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable		$16,169	$18,931
Accrued expenses		69,844	69,286
Accrued bonuses and commissions		49,990	35,956
Income taxes payable		3,919	12,286
Deferred revenue		447,050	462,376

Total current liabilities		586,972	598,835

LONG TERM DEBT	10	45,000

DEFERRED REVENUE		373,359	393,780

ACCRUED EXPENSES		30,109	28,016

DEFERRED TAX LIABILITY, NET	14	82,161	65,134

Total liabilities		1,117,601	1,085,765

COMMITMENTS AND CONTINGENCIES	17

SHAREHOLDERS' EQUITY:
Preferred stock, no par value - authorized 5,000,000 shares, none issued and outstanding in 2012 and 2011	11
Common stock, $.01 par value - authorized 1,600,000,000 shares; issued and outstanding 217,506,319 and 217,720,539 shares in 2012 and 2011, respectively	11,18	2,175	2,177
Additional paid-in capital		685,904	654,109
Retained earnings		372,408	297,067
Accumulated other comprehensive loss		(10,550)	(741)

Total shareholders' equity		1,049,937	952,612

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$2,167,538	$2,038,377

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED MARCH 31, 2012, 2011 and 2010
(In Thousands, Except Per Share Data)

	Notes	2012	2011	2010
REVENUES:
Software license fees		$220,885	$194,745	$194,504
Maintenance fees		427,534	419,240	439,491
Subscription fees		78,438	67,718	16,852
Professional services fees		209,184	192,202	200,865
Application services fees		73,731	55,025	40,467

Total revenues		1,009,772	928,930	892,179

OPERATING EXPENSES:
Cost of software license fees		17,572	14,216	15,430
Cost of maintenance fees		38,670	32,975	33,266
Cost of subscription fees		29,669	24,974	9,289
Cost of professional services		182,625	165,939	178,938
Cost of application services		72,384	51,011	37,923
Technology development and support		104,968	90,330	91,245
Sales and marketing		273,520	243,771	222,447
Administrative and general		163,723	155,400	164,633
Restructuring costs	9			7,960
Gain on divestiture of product lines	3			(52,351)

Total operating expenses		883,131	778,616	708,780

INCOME FROM OPERATIONS		126,641	150,314	183,399

OTHER INCOME (EXPENSE)
Interest expense		(3,161)	(1,402)	(1,190)
Interest income		3,684	4,456	4,970
Settlement	17			20,734
Other, net	7	1,110	1,408	1,207

Other income, net		1,633	4,462	25,721

INCOME BEFORE INCOME TAX PROVISION		128,274	154,776	209,120

INCOME TAX PROVISION	14	39,903	47,335	68,314

NET INCOME		$88,371	$107,441	$140,806

Basic earnings per share	13	$0.40	$0.49	$0.61

Diluted earnings per share	13	$0.40	$0.48	$0.60

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX
Foreign currency translation adjustments		$(19,231)	$1,815	$1,360

TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments		(9,422)	2,194	1,100

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX		(9,809)	(379)	260

COMPREHENSIVE INCOME		$78,562	$107,062	$141,066

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED MARCH 31, 2012, 2011 and 2010
(In Thousands, Except Share Data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income/(Loss)	Equity
BALANCE AT APRIL 1, 2009	241,798,493	$2,418	$628,955	$249,897	$(622)	$880,648
Net income				140,806		140,806
Foreign currency translation, net of tax					260	260
Issuance of common stock and related tax benefit	316,218	3	2,235			2,238
Repurchase of common stock	(17,944,859)	(179)	(47,500)	(85,262)		(132,941)
Acquisition tax benefits			880			880
Exercise of employee stock options and related tax benefit (Note 18)	812,319	8	4,470			4,478
Stock awards compensation			17,444			17,444
BALANCE AT MARCH 31, 2010	224,982,171	2,250	606,484	305,441	(362)	913,813
Net income				107,441		107,441
Foreign currency translation, net of tax					(379)	(379)
Issuance of common stock and related tax benefit	291,800	3	2,504			2,507
Repurchase of common stock	(17,243,502)	(173)	(48,527)	(115,815)		(164,515)
Exercise/release of employee stock awards and related tax benefit (Note 18)	9,690,070	97	74,880			74,977
Stock awards compensation			18,768			18,768
BALANCE AT MARCH 31, 2011	217,720,539	2,177	654,109	297,067	(741)	952,612
Net income				88,371		88,371
Foreign currency translation, net of tax					(9,809)	(9,809)
Issuance of common stock and related tax benefit	351,496	4	2,807			2,811
Repurchase of common stock	(2,407,655)	(24)	(7,500)	(13,030)		(20,554)
Exercise/release of employee stock awards and related tax benefit (Note 18)	1,841,939	18	11,764			11,782
Stock awards compensation			24,724			24,724
BALANCE AT MARCH 31, 2012	217,506,319	$2,175	$685,904	$372,408	$(10,550)	$1,049,937

COMPUWARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2012, 2011 and 2010
(In Thousands)

	2012	2011	2010
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$88,371	$107,441	$140,806
Adjustments to reconcile net income to cash provided by operations:
Gain on divestiture of product lines			(52,351)
Depreciation and amortization	60,551	50,332	44,997
Asset impairments			1,567
Acquisition tax benefits			880
Stock award compensation	24,724	18,768	17,444
Deferred income taxes	25,531	22,874	12,141
Other	323	610	362
Net change in assets and liabilities, net of effects from acquisitions, divestiture and currency fluctuations:
Accounts receivable	18,852	16,119	64,487
Prepaid expenses and other current assets	(862)	5,280	(4,470)
Other assets	(2,969)	2,656	(2,666)
Accounts payable and accrued expenses	11,566	(16,409)	(1,040)
Deferred revenue	(31,619)	(36,569)	17,455
Income taxes	(14,827)	(11,066)	(13,300)
Net cash provided by operating activities	179,641	160,036	226,312

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of:
Businesses, net of cash acquired	(249,337)	(18,165)	(284,393)
Property and equipment	(19,266)	(19,073)	(9,576)
Capitalized software	(27,436)	(15,531)	(9,778)
Net proceeds from divestiture of product lines			64,992
Other	(900)
Net cash used in investing activities	(296,939)	(52,769)	(238,755)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings on credit facility	180,200		51,000
Payment on credit facility	(135,200)		(51,000)
Net proceeds from exercise of stock awards including excess tax benefits	11,151	80,366	5,475
Employee contribution to common stock purchase plans	2,824	2,504	2,215
Repurchase of common stock	(20,554)	(164,515)	(132,941)
Net cash provided by (used in) financing activities	38,421	(81,645)	(125,251)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,187)	4,725	9,479

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(81,064)	30,347	(128,215)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	180,244	149,897	278,112

CASH AND CASH EQUIVALENTS AT END OF YEAR	$99,180	$180,244	$149,897

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Cashless exercise of stock options	$4,802	$31,130

See notes to consolidated financial statements

COMPUWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2012, 2011 and 2010

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Compuware Corporation (the “Company”, “Compuware”, “we”, “our” and “us”) delivers services, software and best practices that enable organizations’ most important technologies to perform at their peak. The Company’s software solutions consist of four major families: Application Performance Management (APM), Mainframe, Changepoint and Uniface; all of which are primarily intended for use by IT organizations and IT service providers. Along with these solutions, some of which are delivered through SaaS models, the Company offers implementation, consulting and training services. In addition, the Company offers a broad range of professional services and application services.

The Company’s products and services are offered worldwide to the largest IT organizations across a broad spectrum of technologies, including mainframe, distributed, Internet and mobile platforms and provide the following capabilities:

•
APM includes Gomez SaaS subscription fees and dynaTrace Enterprise solutions. The SaaS solutions are designed to test and monitor the performance, availability and quality of companies’ web and mobile applications. The dynaTrace Enterprise solutions provide detailed application insight that identifies and helps correct the causes of poor application performance within client workstations, network, server, Java and .NET environments and enable continuous tracking of transactions and provide exact identification of performance problems.

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

•	The Company’s Covisint application services (“Covisint”) use business-to-business applications to integrate vital business information and processes between partners, customers and suppliers.

Application services and web performance services are delivered through SaaS platforms referred to as the application services network and the web performance services network. These networks are independent from each other and deliver their services to customers entirely through on-demand, hosted technology in which a single instance of the software serves multiple customers.

Our products and services are offered worldwide across a broad spectrum of technologies, including mainframe, distributed and Internet platforms.

Basis of Presentation

The consolidated financial statements include the accounts of Compuware and its wholly owned subsidiaries after elimination of all intercompany balances and transactions. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders’ equity and the disclosure of contingencies at March 31, 2012 and 2011 and the results of operations for the years ended March 31, 2012, 2011 and 2010. While management has based their assumptions and estimates on the facts and circumstances existing at March 31, 2012, final amounts may differ from estimates.

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

Once we have allocated the arrangement consideration between software deliverables and non-software deliverables, we recognize revenue as described in the respective software license fees, maintenance fees, subscription fees, professional services fees and application services fees sections below.

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

Application services fees

Our application services fees consist of fees related to our Covisint on-demand software including associated services. The arrangements do not provide customers the right to take possession of the software at any time, nor do the arrangements contain rights of return. Many of our application services fee contracts include a project fee and ongoing software-as-a-service (“SaaS”) operations (“recurring”) fees. The professional services related to these projects that have stand-alone value (e.g., other vendors provide similar services) qualify as a separate unit of accounting. Therefore, the professional services are recognized as delivered. For those professional services that do not have stand-alone value, the revenue is deferred and recognized over the longer of the customer arrangement (generally one to three years) or the expected period the customer will receive benefit (generally five years). The recurring fees are recognized over the applicable service period.

Deferred revenue

Deferred revenue consists primarily of billed and unbilled maintenance and subscription fees related to the future service period of maintenance and subscription agreements in effect at the reporting date. Deferred license, software related services and application services fees are also included in deferred revenue for those arrangements that are being recognized on a ratable basis. Sales commission costs that directly relate to revenue transactions that are deferred are recorded as “prepaid expenses and other current assets” or non-current “other assets”, as applicable, in the consolidated balance sheets and recognized as “sales and marketing” expenses in the consolidated statements of comprehensive income over the revenue recognition period of the related customer contracts. Long term deferred revenue at March 31, 2012 amounted to $373.4 million, of which approximately $193.6 million, $108.8 million, $48.2 million, $19.5 million and $3.3 million are expected to be recognized during fiscal 2014 through fiscal 2018, respectively.

Collection and remittance of taxes

The Company records the collection of taxes from customers and the remittance of these taxes to governmental authorities on a net basis in its consolidated statements of comprehensive income.

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

Changes in the allowance for doubtful accounts balance for the years ended March 31, 2012, 2011 and 2010 were as follows (in thousands):

Balance at April 1, 2009	$7,426

Increase in allowance charged against income	1,034

Accounts charged against the allowance (1)	(2,462)

Balance at March 31, 2010	5,998

Increase in allowance primarily from acquisition	717

Accounts charged against the allowance (1)	(937)

Balance at March 31, 2011	5,778

Decrease in allowance recorded to income	(715)

Accounts charged against the allowance (1)	(774)

Balance at March 31, 2012	$4,289

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

Our internally developed software technology consists of development costs associated with software products to be sold (“software products”) and internal use software associated with our web performance services and application services.

We begin capitalizing development costs associated with our software products when technological feasibility of the product is established. For our internal use software, capitalization begins during the application development stage.

The amortization of capitalized software technology is computed on a project-by-project basis. The annual amortization is the greater of the amount computed using (a) the ratio of current gross revenues compared with the total of current and anticipated future revenues for the software technology or (b) the straight-line method over the remaining estimated economic life of the software technology, including the period being reported on. Amortization begins when the software technology is available for general release to customers. The amortization period for capitalized software is generally three to five years. Amortization of capitalized software technology is recorded as follows in the consolidated statement of comprehensive income: (1) software product amortization is recorded as “cost of license fees”; (2) web performance services software amortization is recorded as “cost of subscription fees”; and (3) application services software amortization is recorded as “cost of application services”.

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

Research and Development

Research and development (“R&D”) costs include primarily the cost of programming personnel and amounted to $87.2 million, $69.2 million and $65.8 million, respectively, during fiscal 2012, 2011 and 2010 of which $23.2 million, $15.5 million and $9.8 million, respectively, was capitalized for internally developed software technology. R&D costs related to our software products and web performance services in the consolidated statements of comprehensive income are reported as “technology development and support” and for our application services network, the costs are reported as “cost of application services”.

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

Foreign Currency Translation

The Company's foreign subsidiaries use their respective local currency as their functional currency.  Accordingly, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange at the respective balance sheet dates, and revenues and expenses have been translated at average exchange rates prevailing during the period the transactions occurred. Translation adjustments have been excluded from the results of operations and are reported as accumulated other comprehensive income (loss) within our consolidated statements of shareholders’ equity.

Stock-Based Compensation

Stock award compensation expense is recognized, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award, which is the vesting term. For stock awards which vest more quickly than a straight-line basis, additional expense is taken in the early year(s) to ensure the expense is commensurate with the vest schedule.

The Company calculates the fair value of stock option awards using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. The expected volatility assumption is based on historical volatility of the Company’s common stock over the most recent period commensurate with the expected life of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the stock option awarded. The expected life of the stock option is based on the simplified method as described in SAB Topic 14, “Share-Based Payment”. Due to volatility, changes in vesting terms of option grants and a significant number of options which were underwater or had minimal intrinsic value during the past five years, the Company believes the simplified method is the best estimate of option life. Dividend yields have not been a factor in determining fair value of stock options granted as the Company has never issued cash dividends and does not anticipate issuing cash dividends in the future.

The following is the average fair value per share estimated on the date of grant and the assumptions used for each option granted during fiscal 2012, 2011 and 2010:

	Year Ended March 31,
	2012	2011	2010
Expected volatility	39.96%	42.08%	43.94%
Risk-free interest rate	1.65%	2.43%	2.85%
Expected lives at date of grant (in years)	5.8	6.1	6.3
Weighted average fair value of the options granted	$3.96	$4.16	$3.54

The Company measures the grant date fair value of restricted stock units using the Company’s closing common stock price on the trading date immediately preceding the grant date.

See note 18 for additional information regarding our stock-based compensation including the impact on net income during the reported periods.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued Accounting Standard Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210)”. The amendments in this ASU require improved disclosure information about financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. This ASU should be applied retrospectively for all comparative periods presented for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods.  We are currently evaluating the impact of this standard on our consolidated financial statements and plan to adopt this ASU in fiscal 2014.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350)”. The amendments in this ASU allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the first step of the two-step impairment test. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity must perform additional impairment testing.  Otherwise, performing the two-step impairment test is not necessary.  This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We plan to adopt this ASU in fiscal 2013.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-5, “Presentation of Comprehensive Income”. The ASU disallows the presentation of the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Further, the ASU requires that the statement of net income and the statement of other comprehensive income be presented consecutively within the financial statements.  In December 2011, the FASB issued ASU No. 2011-12 which defers the requirement of ASU No. 2011-5 that reclassification adjustments between net income and other comprehensive income be included on the face of the financial statements. For public companies, ASU No. 2011-5 should be applied retrospectively for fiscal years and interim periods beginning after December 15, 2011. The requirements of this ASU were adopted during our quarter ended March 31, 2012. See the consolidated statement of comprehensive income for the related disclosure.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820)”. The amendments in this ASU change the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For public companies, the ASU should be applied prospectively for annual periods beginning after December 15, 2011. The requirements of this ASU were adopted during our quarter ended March 31, 2012 and they did not have a material impact on our consolidated financial statements.

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

Reclassification

The Company has expanded the revenue section of the statement of comprehensive income to separately reflect maintenance and subscription fees and to break out application services fees from professional services fees. The respective costs of revenues have also been separated.  Therefore, these amounts in the consolidated statements of comprehensive income for the fiscal years ended March 31, 2011 and March 31, 2010 have been reclassified to conform with the current presentation.

2.  ACQUISITIONS

Acquisitions are accounted for using the acquisition method in accordance with ASC No. 805, “Business Combinations” and, accordingly, the assets and liabilities acquired are recorded at fair value as of the acquisition date.

dynaTrace software, Inc.

On July 1, 2011, the Company acquired all of the outstanding capital stock of dynaTrace software, Inc. (“dynaTrace”), through a merger of dynaTrace with a wholly owned subsidiary of the Company, for $255.8 million in cash, plus approximately $300,000 of direct acquisition costs recorded to “administrative and general” expense. dynaTrace was a privately-held company whose technology enables continuous tracking of transactions and provides exact identification of performance problems, enhancing our APM software solutions. The assets and liabilities acquired have been recorded at their estimated fair values as of the purchase date. The purchase price exceeded the estimated fair value of the acquired assets and liabilities by $210.9 million, which was recorded to goodwill. The purchase price was funded with the Company’s existing cash resources and borrowings of $129.5 million under its credit facility described in note 10.

A summary of the identifiable intangible assets acquired, useful life and amortization method is as follows (in thousands):

	Purchase	Useful
	Price	Life	Amortization
	Allocation	(in Years)	Method

Developed technology	$28,500	5	Straight Line
Trade names	9,800	3	Straight Line
Customer relationships	3,700	10	Straight Line

Total intangible assets acquired	$42,000

The operations of dynaTrace are part of our APM business unit.  Therefore, financial activity and goodwill are included in the APM segment and reporting unit, respectively.

The acquisition was considered immaterial for disclosure of supplemental pro forma information of the acquiree since the acquisition date.

BEZ Systems, Inc.

On December 21, 2010, the Company acquired certain assets and liabilities of BEZ Systems, Inc. (“BEZ”) for $2.5 million in cash. The purchase price was funded with the Company’s existing cash resources. BEZ is a provider of predictive analytic solutions for IT departments that collect data continuously from the large number of systems the solutions monitor and then automatically aggregates the data to generate advice on how to allocate resources, tune applications and databases, and manage workloads to satisfy service level objectives for the most critical activities. BEZ solutions has been integrated into our APM business unit increasing our capabilities to provide predictive monitoring and business analytics to our customers. The assets and liabilities acquired have been recorded at their fair values as of the purchase date using the acquisition method. The purchase price exceeded the fair value of the acquired assets and liabilities by $1.9 million, which was recorded to goodwill within the APM segment. The fair value of intangible assets subject to amortization related to developed technology totaled $1.0 million with a useful life of five years.

The acquisition was considered immaterial for disclosure of supplemental pro forma information of the acquiree since the acquisition date.

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

A summary of the identifiable intangible assets acquired, useful life and amortization method is as follows (in thousands):

	Purchase	Useful
	Price	Life	Amortization
	Allocation	(in Years)	Method

Developed technology	$1,900	5	Straight Line
Customer relationships	1,800	6	Straight Line
Trademarks	260	3	Straight Line

Total intangible assets acquired	$3,960

The arrangement included a contingent consideration component that would increase the DocSite purchase price up to an additional $1.0 million if pre-determined revenue targets for a specific product line were achieved by March 31, 2011. The fair value of the contingent consideration arrangement at the time of acquisition was $750,000 and was determined by applying the income approach which included significant inputs that are not observable in the market referred to as level 3 inputs (see note 4 for additional information regarding level of inputs). The key assumptions used in the fair value measurement include the probability of attaining certain levels of revenue ranging from less than $3.5 million to greater than $4.5 million. The minimum revenue target required for payment was not achieved and the full amount of the liability was reversed in fiscal 2011 and reflected as a reduction to “cost of application services” within the consolidated statement of comprehensive income.

The acquisition was considered immaterial for disclosure of supplemental pro forma information of the acquiree since the acquisition date.

Gomez, Inc.

On November 6, 2009, the Company acquired all of the outstanding capital stock of Gomez, Inc. (“Gomez”), through a merger of Gomez with a wholly owned subsidiary of the Company, for $295 million in cash, plus approximately $1.6 million of direct acquisition costs recorded to “administrative and general” in the consolidated statements of comprehensive income. The purchase price was funded with the Company’s existing cash resources and borrowings of $15 million under its credit facility, which was repaid during fiscal 2010.

Gomez is a provider of web performance services, which companies use to test and monitor the performance, availability and quality of their web and mobile applications and is reported in the APM business unit.

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

The purchase price exceeded the estimated fair value of the acquired assets and liabilities by $251.2 million which was recorded to goodwill within the APM segment.

A summary of the identifiable intangible assets acquired, useful life and amortization method is as follows (in thousands):

	Purchase	Useful
	Price	Life	Amortization
	Allocation	(in Years)	Method

Developed technology	$11,600	4	Straight Line
Customer relationships	34,800	10	Straight Line
Patents	2,400	2	Straight Line
Trademarks	2,000	3	Straight Line

Total intangible assets acquired	$50,800

Unaudited Pro forma information

The following unaudited pro forma financial information presents the combined results of operations of Compuware and Gomez as if the acquisition had occurred as of the beginning of fiscal 2010 and includes relevant pro forma adjustments, including amortization charges for the acquired intangible assets. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place at the beginning of each of the fiscal periods presented (in thousands):

Year Ended March 31, 2010

Pro forma revenue	$924,835

Pro forma net income	140,346

The combined pre-acquisition results of operations and the combined post-acquisition revenues and earnings of dynaTrace, BEZ and DocSite are considered immaterial for disclosure of supplemental pro forma information.

For financial results related to our APM business unit since the date of acquisition, see note 15 to the consolidated financial statements.

Goodwill

The significant factors that contributed to the Company recording goodwill associated with all four acquisitions include, but are not limited to, (1) the retention of research and development personnel with the skills to develop future web performance and application service offerings; (2) support personnel to provide maintenance services related to the technology acquired; (3) trained sales personnel capable of selling current and future acquired solutions; and (4) in the case of the Gomez and dynaTrace acquisitions, the opportunity to sell our enterprise application management solutions to existing customers of Gomez and dynaTrace.

The goodwill resulting from the BEZ and DocSite transactions is deductible for tax purposes, but is not deductible for the Gomez or dynaTrace transactions.

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

(1)
As of the transaction date, deferred revenue associated with Quality and DevPartner products was $25.5 million related to future maintenance and professional services that became the obligation of Micro Focus. The Company issued a $15.0 million credit (net of an administrative fee) to Micro Focus for the previously collected or invoiced portion of deferred revenue at the date of close. The remaining $9.1 million in unbilled accounts receivable will be either collected by the Company and remitted to Micro Focus, net of an administrative fee, or assigned to Micro Focus. A liability for this $9.1 million was recorded to accounts payable upon the closing date of the sale. As of March 31, 2012 and 2011, the uncollected accounts receivable and related payable balance was $219,000 and $1.1 million, respectively.

(2)	The goodwill adjustment of $9.7 million represents the fair value of the Quality and DevPartner product lines in relation to the fair value of the products segment at the time of divestiture.

The Quality and DevPartner product lines represented a portion of the products segment. Because the Company’s products segment did not account for operating expenses on a product-by-product basis, operating expenses cannot be directly associated with specific product lines. Therefore, the Quality and DevPartner product lines were not reported as a discontinued operation in the consolidated financial statements.

4. FAIR VALUE OF ASSETS AND LIABILITIES

The carrying value of cash equivalents, current accounts receivable and accounts payable approximate their fair value due to the short-term maturities of these instruments.

At March 31, 2012, the fair value and carrying amount of non-current receivables were $206.4 million and $205.9 million, respectively, and as of March 31, 2011 were $206.8 million and $206.9 million, respectively. Fair value is estimated by discounting the future cash flows using the current rate at which the Company would finance a similar transaction. Rates are based on level 2 inputs as described below. As of March 31, 2012, non-current accounts receivable amounted to $205.9 million, of which approximately $120.7 million, $56.9 million, $23.7 million, $3.1 million and $1.5 million are due in fiscal 2014 through fiscal 2018, respectively.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2012
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash equivalents - money market funds	$25,391	$25,391

Liabilities:

Foreign exchange derivatives	$27		$27

	As of March 31, 2011
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash equivalents - money market funds	$106,640	$106,640

Liabilities:

Foreign exchange derivatives	$18		$18

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

During the third quarter of fiscal 2012, CareTech Solutions, Inc. paid the remaining balance on its loan from the Company. As of March 31, 2012, our loans receivable balance consists of a note due from ForeSee Results, Inc. (“ForeSee”). During the first quarter of fiscal 2012, the ForeSee loan receivable was modified to extend the payment terms. The modified payment terms require quarterly payments of principal and interest through March 31, 2015 at an annual interest rate of 7.0%. The agreement also required ForeSee to make a $2.4 million payment on the related note during the first quarter of fiscal 2012, reducing the principal balance on the loan receivable to $5.5 million as of March 31, 2012.

The following is an aged analysis of our products and loans financing receivables based on invoice date as of March 31, 2012 and March 31, 2011 (in thousands):

	As of March 31, 2012
			Greater than
	0-29 days	30-90 days	90 days		Total
	past	past	past		financing
	invoice date	invoice date	invoice date	Unbilled	receivables
Pass rating
Software products	$4,997	$1,165	$68	$36,202	$42,432
Loans				5,467	5,467
Total	4,997	1,165	68	41,669	47,899

Watch rating
Software products				179	179

Total financing receivables	$4,997	$1,165	$68	$41,848	$48,078

	As of March 31, 2011
			Greater than
	0-29 days	30-90 days	90 days		Total
	past	past	past		financing
	invoice date	invoice date	invoice date	Unbilled	receivables
Pass rating
Software products	$6,439	$434	$179	$37,971	$45,023
Loans				9,753	9,753
Total	6,439	434	179	47,724	54,776

Watch rating
Software products		69	40	280	389

Total financing receivables	$6,439	$503	$219	$48,004	$55,165

The Company performs a credit review of its financing receivables each reporting period to determine if an allowance for credit loss is required. As of March 31, 2012 and 2011, the allowance for credit losses on our financing receivables was $179,000 and $389,000, respectively. See the “concentration of credit risk” section within note 1 for additional information on our credit risk evaluation process and changes to the total accounts receivable allowance for doubtful accounts balance.

6. PROPERTY AND EQUIPMENT

Property and equipment, summarized by major classification, was as follows (in thousands):

	March 31,
	2012	2011

Buildings and improvements	$375,218	$374,010
Leasehold improvements	17,387	17,202
Furniture and fixtures	68,093	72,274
Computer equipment and software	71,725	68,495

	532,423	531,981

Less accumulated depreciation and amortization	210,432	198,815

Net property and equipment	$321,991	$333,166

Depreciation and amortization of property and equipment totaled $30.1 million, $27.9 million and $26.5 million for the years ended March 31, 2012, 2011 and 2010, respectively.

7. INVESTMENT IN A PARTIALLY OWNED COMPANY

The Company holds a 33.3% interest in CareTech Solutions, Inc. (“CareTech”), which provides information technology outsourcing for healthcare organizations including data, voice, applications and data center operations. This investment is accounted for under the equity method.

At March 31, 2012 and 2011, the Company’s carrying value of its investments in and advances to CareTech was $9.2 million and $9.9 million, respectively. Included in the net investment in CareTech was a note receivable with a basis of $1.8 million at March 31, 2011 which was paid in full during fiscal 2012, and accounts receivable due from CareTech of $4.9 million and $4.7 million, as of March 31, 2012 and March 31, 2011 respectively.

The Company reviewed CareTech’s financial condition at March 31, 2012 and 2011 and concluded that no impairment charge or valuation allowance related to its investment in CareTech was warranted. For the years ended March 31, 2012, 2011 and 2010, the Company recognized income of $864,000, $685,000 and $618,000, respectively, from its investment in CareTech.

Revenue for the years ended March 31, 2012, 2011 and 2010 included $23.7 million, $24.7 million and $23.8 million, respectively, from services provided for CareTech customers on a subcontractor basis and from software licenses and maintenance.

8. GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS

Goodwill

In previous fiscal years, the Company operated in four business segments in the technology industry: products, web application performance management services, professional services and application services. Effective April 1, 2011, the Company realigned its business unit structure which resulted in a change in the Company’s segment reporting and reporting unit structure (see note 1 for additional information). The following reporting units were created as a result of this change: Application Performance Management (“APM”), Mainframe (“MF”), Changepoint (“CP”), Uniface (“UF”), Professional Services (“PS”) and Covisint Application Services (“AS” or “Covisint”).

As of April 1, 2011, the Company performed a valuation to determine the reallocation of the goodwill balance from the prior period reporting units (products, web performance services, professional services and application services) to the new reporting units based on our estimated relative fair value. This valuation and reallocation resulted in the following as of April 1, 2011:

●
The goodwill balance of $221.1 million related to the products reporting unit as of March 31, 2011 was proportionally allocated to APM, Mainframe, Changepoint and Uniface (collectively “software solutions”) using the estimated relative fair value of each respective reporting unit.

●	The goodwill balance of $219.5 million related to the web performance services reporting unit is now included within the APM reporting unit.

●
As of March 31, 2011, the professional services reporting unit consisted of traditional professional services and software related professional services. The fiscal 2012 business unit structure realignment transferred the software related professional services to APM, Mainframe, Changepoint and Uniface. As a result, the goodwill balance of $141.8 million related to the professional services reporting unit was allocated between traditional professional services, APM, Mainframe, Changepoint and Uniface based on the estimated relative fair value of each respective reporting unit. The portion of goodwill allocated to traditional professional services is reported in the professional services reporting unit.

●	The goodwill balance of $25.4 million related to the Covisint reporting unit continues to be reported in the application services reporting unit during fiscal 2012.

Following the allocation of goodwill to the new reporting units, the Company performed impairment evaluations of each reporting unit’s goodwill as of April 1, 2011 which indicated the goodwill carrying values were not impaired.

The changes in the carrying amount of goodwill by reporting unit for the year ended March 31, 2011 are summarized as follows (in thousands):

		Web
		Performance	Professional	Application
	Products	Services	Services	Services	Total

Goodwill at March 31, 2010	$220,389	$218,523	$141,426	$11,532	$591,870

BEZ & DocSite acquisitions (see Note 2)		1,944		13,853	15,797

Gomez adjustment	(140)	(940)			(1,080)

Effect of foreign currency translation	806		372		1,178

Goodwill at March 31, 2011	$221,055	$219,527	$141,798	$25,385	$607,765

The changes in the carrying amount of goodwill by reporting unit for the year ended March 31, 2012 are summarized as follows (in thousands):

	APM	MF	CP	UF	PS	AS	Total

Reallocated goodwill as of April 1, 2011	$282,815	$141,020	$22,151	$21,350	$115,044	$25,385	$607,765

dynaTrace acquisition (see note 2)	210,908						210,908

Effect of foreign currency translation and other	(16,091)	(429)	(67)	(65)	(132)		(16,784)

Goodwill as of March 31, 2012	$477,632	$140,591	$22,084	$21,285	$114,912	$25,385	$801,889

Capitalized software and other intangible assets

The components of the Company’s capitalized software and other intangible assets were as follows (in thousands):

	As of March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,443		$4,443

Amortized intangible assets:
Capitalized software
Internally developed	218,049	$(175,018)	43,031
Purchased (1)	167,041	(133,925)	33,116
Customer relationship (2)	52,196	(21,153)	31,043
Other (2)	20,247	(12,907)	7,340
Total amortized intangible assets	$457,533	$(343,003)	$114,530

	As of March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,467		$4,467

Amortized intangible assets:
Capitalized software
Internally developed	194,770	$(161,671)	33,099
Purchased	136,469	(125,118)	11,351
Customer relationship	48,813	(16,729)	32,084
Other	11,162	(9,162)	2,000
Total amortized intangible assets	$391,214	$(312,680)	$78,534

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

Amortization of intangible assets

Amortization expense of capitalized software, customer relationship and other intangible assets were as follows (in thousands):

	Year ended March 31,
	2012	2011	2010
Amortized intangible assets:
Capitalized software
Internally developed	$13,340	$11,249	$10,997
Purchased	8,877	4,766	3,857
Customer relationship	4,472	4,512	2,639
Other	3,769	1,920	959

Total amortization expense	$30,458	$22,447	$18,452

Capitalized software amortization related to our on-premises software is reported as “cost of software license fees”, amortization related to our web performance services (“Gomez SaaS”) is reported as “cost of subscription fees” and amortization related to our application services is reported as “cost of application services” in the consolidated statements of comprehensive income.

Customer relationship amortization related to our software solutions segments is reported as “sales and marketing” and amortization related to our application services segment is reported as “cost of application services” in the consolidated statements of comprehensive income.

Amortization expense associated with trademarks and trade names is reported as “administrative and general” in the consolidated statements of comprehensive income.

Estimated future amortization expense, based on identified intangible assets at March 31, 2012, is expected to be as follows (in thousands):

	Year Ended March 31,
	2013	2014	2015	2016	2017	Thereafter

Capitalized software	$23,452	$20,514	$15,198	$12,092	$4,719	$172
Customer relationships	4,178	4,131	4,131	4,131	3,967	10,505
Other intangibles	3,515	3,068	757

Total	$31,145	$27,713	$20,086	$16,223	$8,686	$10,677

Impairment evaluation

The Company evaluated its goodwill and other intangible assets for all reporting units as of March 31, 2012 and 2011. There were no impairments recorded during fiscal 2012 and 2011.

When performing the goodwill impairment evaluation, the Company determined the fair value of each reporting unit using a discounted cash flow analysis supported by market multiples of revenue. The evaluation resulted in a fair value that exceeded each reporting unit’s carrying value as of March 31, 2012 and 2011.

9. RESTRUCTURING CHARGES

The following table summarizes the restructuring activity during fiscal 2012, 2011 and 2010 (in thousands):

	Employee Termination Benefits	Facilities Costs (Primarily Lease Abandonments)	Other	Total Restructuring Activity
Accrual at April 1, 2009	$1,274	$2,271	$13	$3,558

Restructuring charge	7,598	164	198	7,960

Payments	(6,085)	(1,457)	(189)	(7,731)

Non-cash charges	(977)	-	-	(977)

Accrual at March 31, 2010	1,810	978	22	2,810

Payments	(1,810)	(505)	(22)	(2,337)

Accrual at March 31, 2011	-	473	-	473

Payments		(345)		(345)

Accrual at March 31, 2012	$-	$128	$-	$128

During fiscal 2010, the Company incurred restructuring charges of $8.0 million associated with the following initiatives: (1) aligning the professional services segment headcount and operating expenses after initiating a plan to exit low-margin engagements and (2) increasing the operating efficiency of our products segment and administrative and general business processes with the goal of reducing operating expenses.

The first initiative reduced headcount and operating expenses resulting in restructuring charges of $4.2 million during fiscal 2010. Employee termination costs were $4.0 million due to the Company eliminating 748 professional services personnel and management positions.

The second initiative resulted in the Company incurring restructuring charges of $3.8 million during fiscal 2010. Employee termination costs accounted for $3.6 million of the charges due to the elimination of 194 positions within our products segment related to technology and sales and marketing personnel and 86 corporate administrative and general positions.

Facilities charges for fiscal 2010 primarily related to changes in sublease income assumptions associated with leased facilities that were abandoned in previous restructuring initiatives.

At this time, there are no initiatives that will require the Company to incur restructuring charges. However, unanticipated future conditions or events may require the Company to reassess the need for further restructuring initiatives.

10. DEBT

The Company has an unsecured revolving credit agreement (the “credit facility”) with Comerica Bank and other lenders. The credit facility, as amended, provides for a revolving line of credit in the amount of $300 million and expires on March 21, 2017. The credit facility also permits the Company to increase the revolving line of credit by up to an additional $200 million subject to receiving further commitments from lenders and certain other conditions.

The Company had no short term or long term debt at March 31, 2011. On July 1, 2011, Compuware borrowed $129.5 million under the credit facility to partially fund the acquisition of dynaTrace (see note 2).

As of March 31, 2012, the Company’s debt balance under its credit facility was $45.0 million which is classified as long term.

The credit facility contains various covenant requirements, including limitations on liens; indebtedness; mergers, consolidations and acquisitions; asset sales; dividends; investments, loans and advances from the Company; transactions with affiliates; and limits additional borrowing outside of the facility to $250 million. The credit facility is also subject to maximum total debt to EBITDA and minimum fixed charge coverage financial covenants. Additionally, the Company is required to maintain at least a 0.25 to 1.0 cushion below its consolidated total leverage ratio maximum of 2.5 to 1.0 on a pro forma basis in the case of any stock repurchases, acquisitions or dividends in excess of $50 million in any fiscal year. The Company was in compliance with the covenants under the credit facility at March 31, 2012.

Borrowings under the credit facility bear interest at the base rate (the greatest of the prime rate, the federal funds effective rate plus one percent, or the daily LIBOR rate plus one percent) or the Eurodollar rate, at the Company’s option, plus the applicable margin (which is based on the level of maximum total debt to EBITDA ratio). As of March 31, 2012, interest rates on outstanding borrowings were at a weighted average rate of 1.7%. The Company pays a quarterly fee on the credit facility based on the applicable margin grid. Interest and fees related to the credit facility were $1.9 million during the year ended March 31, 2012.

Cash paid for interest totaled approximately $3.1 million, $1.4 million and $1.2 million during fiscal 2012, 2011 and 2010, respectively.

11.  CAPITAL STOCK

Preferred Stock Purchase Rights

The Company entered into a Rights Agreement with Computershare Trust Company, N.A., as Rights Agent, in October 2000 (as subsequently amended, the “rights plan”). The rights plan was adopted to discourage abusive, undervalued and other undesirable attempts to acquire control of the Company by making acquisitions of control, that are not approved by the Company's Board of Directors, economically undesirable for the acquirer. Pursuant to the rights plan, each share of the Company’s common stock has attached to it one right, which initially represents the right to purchase one two-thousandth of a share of Series A Junior Participating Preferred Stock (a right) for $40. The rights are not exercisable until (1) the first public announcement that a person or group has acquired, or obtained the right to acquire, except under limited circumstances, beneficial ownership of 20% or more of the outstanding common stock; or (2) the close of business on the tenth business day (or such later date as the Company’s Board of Directors may determine) after the commencement of a tender or exchange offer the consummation of which would result in a person or group becoming the beneficial owner of 20% or more of the outstanding common stock. If a person or group becomes a beneficial owner of 20% or more of the outstanding common stock, each right converts into a right to purchase multiple shares of common stock of the Company, or in certain circumstances securities of the acquirer, at a 50% discount from the then current market value. In connection with the rights plan, the Company has designated 800,000 shares of its 5,000,000 shares of authorized but unissued Preferred Stock as “Series A Junior Participating Preferred Stock.” The rights are redeemable for a specified period at a price of $0.001 per right and expire on May 9, 2015, unless extended or earlier redeemed by the Board of Directors.

Stock Repurchase Plans

In fiscal 2008, the Board of Directors approved a plan allowing the repurchase of up to $750.0 million of Company common stock. Management has been authorized to regularly evaluate market conditions for an opportunity to repurchase common stock at its discretion within the parameters established by the Board (“Discretionary Plan”). During fiscal 2012, 2011 and 2010, the Company repurchased 2.3 million, 16.9 million and 17.9 million common shares, respectively, under the Discretionary Plan. As of March 31, 2012, the remaining balance for future purchases is $223.7 million. In addition, the Company repurchased 156,155 and 302,402 shares withheld for taxes upon the exercise or release of certain stock options and restricted stock units in fiscal 2012 and 2011, respectively.

12. FOREIGN CURRENCY TRANSACTIONS AND DERIVATIVES

The Company is exposed to foreign exchange rate risks related to assets and liabilities that are denominated in non-local currency and current inter-company balances due to and from the Company’s foreign subsidiaries. The Company enters into foreign currency forward contracts to sell or buy currencies with the intent of mitigating foreign exchange rate risks related to these balances. The Company did not hedge currency risk related to anticipated revenue or expenses denominated in foreign currency. All foreign exchange derivatives are recognized on the consolidated balance sheets at fair value (see note 4).

The foreign currency net gains or (losses) for the years ended March 31, 2012, 2011 and 2010 were $193,000, $(1.9) million and $(1.8) million, respectively. The hedging transaction net losses from foreign exchange derivative contracts were $525,000, $169,000 and $411,000, respectively. These amounts were recorded to “administrative and general” in the consolidated statements of comprehensive income.

At March 31, 2012, the Company had derivative contracts maturing through April 2012 to sell $5.5 million and purchase $9.6 million in foreign currencies and had derivative contracts maturing through April 2011 to sell $3.3 million and purchase $5.7 million in foreign currencies at March 31, 2011.

13. EARNINGS PER COMMON SHARE

Basic EPS is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding using the treasury method.

Earnings per common share (“EPS”) data were computed as follows (in thousands, except for per share data):

	Year Ended March 31,
	2012	2011	2010
Basic earnings per share:
Numerator: Net income	$88,371	$107,441	$140,806
Denominator:
Weighted-average common shares outstanding	218,344	220,616	232,634
Basic earnings per share	$0.40	$0.49	$0.61

Diluted earnings per share:
Numerator: Net income	$88,371	$107,441	$140,806
Denominator:
Weighted-average common shares outstanding	218,344	220,616	232,634
Dilutive effect of stock awards	4,034	5,479	1,931
Total shares	222,378	226,095	234,565
Diluted earnings per share	$0.40	$0.48	$0.60

During the years ended March 31, 2012, 2011 and 2010, stock awards to purchase approximately 14.2 million, 7.6 million and 26.2 million shares, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

14. INCOME TAXES

Income tax provision

Income before income tax provision and the income tax provision include the following (in thousands):

	Year Ended March 31,
	2012	2011	2010
Income before income tax provision:
U.S.	$103,750	$133,239	$192,030
Foreign	24,524	21,537	17,090
Total income before income tax provision	$128,274	$154,776	$209,120

Income tax provision
Current:
U.S. Federal	$16,357	$22,734	$54,217
Foreign	6,247	10,193	11,521
U.S. State	(267)	1,096	2,957
Total current tax provision	22,337	34,023	68,695
Deferred:
U.S. Federal	17,404	12,184	7,278
Foreign	3,076	(527)	(2,234)
U.S. State	(2,914)	1,655	(5,425)
Total deferred tax provision (benefit)	17,566	13,312	(381)
Total income tax provision	$39,903	$47,335	$68,314

The Company's income tax expense differed from the amount computed on pre-tax income at the U.S. federal income tax rate of 35% for the following reasons (in thousands):

	Year Ended March 31,
	2012	2011	2010
Federal income tax at statutory rates	$44,896	$54,172	$73,192
Increase (decrease) in taxes:
State income taxes, net	3,848	1,690	2,747
Settlement of prior year tax matters	(2,416)	(2,463)
Taxes relating to foreign operations	4,059	1,597	1,361
Tax credits (1)	(2,127)	(4,569)	(1,662)
Foreign reorganization (2)	1,550	2,076	(32,319)
Valuation allowance (3)	(7,174)	(1,483)	28,360
Other, net (4)	(2,733)	(3,685)	(3,365)
Provision for income taxes	$39,903	$47,335	$68,314

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

(3)
During fiscal 2012, as a result of the State of Michigan amending the Income Tax Act, the Company released a valuation allowance of $4.8 million related to the Brownfield Redevelopment tax credit carryforward deferred tax assets (“Brownfield tax credit carryforward asset”).  The Company adjusted the carrying value of the Brownfield tax credit carryforward asset to its more likely than not realizable value.

During fiscal 2010, the Company recorded a $32.3 million valuation allowance against the capital gains carryforward deferred tax asset that was created from the tax reorganization as noted above; partially offset by the release of valuation allowances related the Brownfield tax credit carryforward asset in the amount of $4.1 million. Due to certain events and circumstances that occurred during these periods, including the acquisition of Gomez, the Company adjusted the carrying value of the Brownfield tax credit carryforward asset to its more likely than not realizable value.

(4)
During the fourth quarter of fiscal 2010, the Company identified a carryforward component of an income tax receivable that existed at March 31, 2009 resulting in a $3.0 million benefit which was corrected during the fourth quarter of fiscal 2010. The Company has considered both the qualitative and quantitative effects of this error on the financial statements for the fiscal year ended March 31, 2009, as well as the qualitative and quantitative effects of including the error correction in the fourth quarter of fiscal 2010 and fiscal year ended March 31, 2010 and has concluded that the effects on the financial statements were not material.

Deferred tax assets and liabilities

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities were as follows (in thousands):

	March 31,
	2012	2011
Deferred tax assets:
Deferred revenue	$29,375	$38,081
Amortization of intangible assets	13,039	17,032
Accrued expenses	34,177	30,564
Net operating loss carryforwards	23,150	15,356
Other tax carryforwards	45,705	48,736
Other	9,159	11,973
Total deferred tax assets before valuation allowance	154,605	161,742
Less: Valuation allowances	32,990	39,312
Net deferred tax assets	121,615	122,430

Deferred tax liabilities:
Amortization of intangible assets	68,956	56,148
Capitalized research and development costs	20,501	16,639
Depreciation	30,727	29,340
Other	5,255	8,927
Total deferred tax liabilities	125,439	111,054

Net deferred tax assets (liabilities)	$(3,824)	$11,376

Current deferred tax assets	$37,665	$40,756
Long-term deferred tax assets	40,672	35,754
Long-term deferred tax liabilities	(82,161)	(65,134)
Net deferred tax assets (liabilities)	$(3,824)	$11,376

The Company does not permanently reinvest any earnings in its foreign subsidiaries and recognizes all deferred tax liabilities that arise from outside basis differences in its investments in subsidiaries.

At March 31, 2012, the Company had net operating losses, capital losses and tax credit carryforwards for income tax purposes of $68.9 million that expire in the tax years as follows (in thousands):

	March 31,
	2012	Expiration
U.S. federal and state net operating losses	$11,029	2012 - 2031
Non-U.S. net operating losses	11,073	Indefinite
Non-U.S. net operating losses	1,048	2016 - 2021
Non-US capital loss carryforwards	28,694	Indefinite
U.S. state and local tax credit carryforwards	17,011	2012 - 2022
	$68,855

Uncertain tax positions

The amount of gross unrecognized tax benefits was $20.7 million, $21.1 million, and $22.1 million as of March 31, 2012, 2011 and 2010, respectively, of which, $15.8 million, $16.1 million, and $17.3 million, respectively, net of federal benefit, would favorably affect the Company’s effective tax rate if recognized in future periods.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended March 31, 2012, 2011 and 2010 (in thousands):

	March 31,
	2012	2011	2010
Gross unrecognized tax benefit at April 1,	$21,114	$22,057	$16,184
Gross increases to tax positions for prior periods	1,859	5,045	2,717
Gross increases to tax positions for prior periods related to acquired entities during fiscal 2010			1,260
Gross decreases to tax positions for prior periods	(1,515)	(6,441)	(2,805)
Gross increases to tax positions for current period	2,623	3,365	5,258
Foreign tax rate differential for prior period	64	10	(7)
Settlements	(2,416)	(1,896)
Lapse of statute of limitations	(1,066)	(1,026)	(550)
Gross unrecognized tax benefit at March 31,	$20,663	$21,114	$22,057

Our interest payable associated with uncertain tax positions that were unfavorable to the Company as of March 31, 2012, 2011 and 2010 was $1.8 million, $1.8 million and $8.9 million, respectively.  Our interest receivable associated with uncertain tax positions that were favorable to the Company was $39,000, $2.1 million and $7.1 million, respectively.  The Company recognized $1.4 million of net interest expenses during fiscal 2012; $1.3 million of net interest income during fiscal 2011, and net interest expense of $248,000 during fiscal 2010.

The Company has open years, from tax periods 1999 and forward, with various taxing jurisdictions, including the U.S., Brazil and Canada. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations due to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle.  During fiscal 2013, it is reasonably possible that the Company will settle income tax examinations with payment by the Company in the amount of approximately $93,000.

Cash paid for income taxes

Cash paid for income taxes was $33.8 million, $38.1 million and $66.1 million during fiscal 2012, 2011 and 2010, respectively.

15. SEGMENT INFORMATION

In previous fiscal years, the Company operated in four business segments: products, web application performance management services, professional services and application services. Effective April 1, 2011, the Company realigned its business unit structure which had the following effect: (1) the former products segment split into four new segments: Application Performance Management, Mainframe, Changepoint and Uniface; (2) the former web performance services segment (Gomez SaaS solution) and Compuware on-premises software (formerly Vantage and dynaTrace) are combined within the APM segment; and (3) the operating results of our software related professional services are reported within APM, Mainframe, Changepoint and Uniface, as applicable (previously reported in the Professional Services segment).

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

The Company’s products and services are offered worldwide to the largest IT organizations across a broad spectrum of technologies, including mainframe, distributed, Internet and mobile platforms and provide the following capabilities (see note 1 for additional information related to each business segment).

The Company evaluates the performance of its segments based primarily on revenue growth and contribution margin which represents operating profit before certain charges such as internal information system support, finance, human resources, legal, administration and other corporate charges (“unallocated expenses”). The allocation of income taxes is not evaluated at the segment level. Financial information for the Company’s business segments was as follows (in thousands):

	Year Ended March 31, 2012
	APM	MF	CP	UF	PS	AS	Unallocated Expenses	Total

Software license fees	$85,462	$110,289	$13,815	$11,319				$220,885

Maintenance fees	77,329	303,639	15,551	31,015				427,534

Subscription fees	76,246		2,192					78,438

Professional services fees	31,406	5,389	16,309	4,574	$151,506			209,184

Application services fees						$73,731		73,731

Total revenues	270,443	419,317	47,867	46,908	151,506	73,731		1,009,772

Operating expenses	317,621	99,310	45,027	21,740	127,178	72,717	$199,538	883,131

Contribution /operating margin	$(47,178)	$320,007	$2,840	$25,168	$24,328	$1,014	$(199,538)	$126,641

	Year Ended March 31, 2011
	APM	MF	CP	UF	PS	AS	Unallocated Expenses	Total

Software license fees	$77,823	$95,820	$9,226	$11,876				$194,745

Maintenance fees	64,283	310,965	14,547	29,445				419,240

Subscription fees	67,718							67,718

Professional services fees	22,175	6,547	15,650	4,986	$142,844			192,202

Application services fees						$55,025		55,025

Total revenues	231,999	413,332	39,423	46,307	142,844	55,025		928,930

Operating expenses	246,212	99,659	47,514	20,149	118,937	51,011	$195,134	778,616

Contribution /operating margin	$(14,213)	$313,673	$(8,091)	$26,158	$23,907	$4,014	$(195,134)	$150,314

	Year Ended March 31, 2010
	APM	MF (1)	CP	UF	PS	AS	Unallocated Expenses (2)	Total

Software license fees	$59,030	$118,576	$8,649	$8,249				$194,504

Maintenance fees	60,307	334,161	13,992	31,031				439,491

Subscription fees	16,852							16,852

Professional services fees	17,784	7,901	17,359	4,402	$153,419			200,865

Application services fees						$40,467		40,467

Total revenues	153,973	460,638	40,000	43,682	153,419	40,467		892,179

Operating expenses	186,849	114,474	52,239	17,347	138,068	37,923	$161,880	708,780

Contribution / operating margin	$(32,876)	$346,164	$(12,239)	$26,335	$15,351	$2,544	$(161,880)	$183,399

(1)	The Mainframe business unit for fiscal 2010 includes $13.6 million in revenue related to products that were divested during fiscal 2010. See note 3 for additional information.

(2)
Unallocated expenses for fiscal 2010 includes a gain of $52.4 million related to the sale of our divested product line and restructuring expenses of $8.0 million. See notes 3 and 9 for additional information.

No single customer accounted for greater than 10% of total revenue during the years ended March 31, 2012, 2011 or 2010, or greater than 10% of accounts receivable at March 31, 2012 or 2011.

The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly such information is not provided.

Financial information regarding geographic operations is presented in the table below (in thousands):

	Year Ended March 31,
	2012	2011	2010
Revenues:
United States	$638,487	$581,816	$548,562
Europe and Africa	240,047	229,112	237,593
Other international operations	131,238	118,002	106,024
Total revenues	$1,009,772	$928,930	$892,179

	March 31,
	2012	2011	2010
Long-lived assets:
United States	$961,202	$944,506	$936,288
Austria	214,615	165	41
Other Europe and Africa	16,566	32,872	31,887
Other international operations	7,644	7,838	7,302
Total long-lived assets	$1,200,027	$985,381	$975,518

Long-lived assets are comprised of property, plant and equipment, goodwill and capitalized software. The long-lived assets in Austria are primarily comprised of goodwill associated with the dynaTrace acquisition.

16. RELATED PARTY TRANSACTIONS

The Company sells and purchases products and services to and from companies associated with certain officers or directors of the Company including the following:

Peter Karmanos, Jr., Executive Chairman of the Board, is a shareholder of Compuware Sports Corporation (“CSC”). CSC operates an amateur hockey program in Southeastern Michigan. On September 8, 1992, the Company entered into a Promotion Agreement with CSC to promote the Company’s business. The promotion agreement automatically renews each year, unless terminated with 60 days prior notice by either party. Advertising costs related to this agreement were approximately $1.3 million, $1.0 million and $974,000 for the years ended March 31, 2012, 2011 and 2010, respectively. These costs are included in “sales and marketing” in the consolidated statements of comprehensive income.

Peter Karmanos, Jr. has a significant ownership interest in entities that own and/or manage various sports arenas. The Company entered into an advertising agreement with one arena to promote the Company’s business, including the right to name the arena “Compuware Arena”. The Company also rents suites and places advertising at the arenas. Total costs related to these agreements were approximately $803,000, $671,000 and $707,000 for the years ended March 31, 2012, 2011 and 2010, respectively. These costs are included in “sales and marketing” in the consolidated statements of comprehensive income.

17.  COMMITMENTS AND CONTINGENCIES

Contractual obligations

The Company’s contractual obligations primarily relate to various operating lease agreements for office space, equipment and land for various periods that extend through as late as fiscal 2100. Total rent payments under these agreements were approximately $21.9 million, $24.3 million and $26.0 million, respectively, for fiscal 2012, 2011 and 2010. Certain of these lease agreements contain provisions for renewal options and escalation clauses.

The Company also has commitments under various advertising and charitable contribution agreements totaling $15.0 million and $400,000, respectively, at March 31, 2012. Total expense related to these agreements was approximately $7.3 million, $7.8 million and $7.6 million, respectively, for fiscal 2012, 2011 and 2010.

The following table summarizes our payments under contractual obligations as of March 31, 2012 (in thousands):

	Payment Due by Period as of March 31,
							2018 and
	Total	2013	2014	2015	2016	2017	Thereafter
Contractual obligations:
Operating leases	$256,953	$19,686	$15,202	$11,407	$7,832	$4,700	$198,126
Long-term debt	45,000					45,000
Other	15,396	6,288	5,589	3,269	250
Total	$317,349	$25,974	$20,791	$14,676	$8,082	$49,700	$198,126

The Company also leases space within the Company’s headquarters facility to business tenants. Cash receipts relating to these lease spaces totaled $4.6 million, $2.2 million and $870,000, respectively, for fiscal 2012, 2011 and 2010.

The following is a schedule of future minimum lease rental income commitments (in thousands):

	Payment Due by Period as of March 31,
							2018 and
	Total	2013	2014	2015	2016	2017	Thereafter
Lease rental income commitments	$22,811	$4,839	$5,117	$5,392	$4,285	$655	$2,523

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

During fiscal 2010, IBM utilized $9.3 million of their license and maintenance commitment, resulting in an unused commitment balance of $20.7 million for fiscal 2010. The unused commitment amount is reported as “settlement” in the consolidated statements of comprehensive income and was recognized as income in the fourth quarter of fiscal 2010. There were no payment or purchase commitment requirements under this agreement during fiscal 2011 or fiscal 2012 as these provisions expired on March 31, 2010.

Legal Matters

The Company is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business. In accordance with U.S. GAAP, the Company makes a provision for a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Based on legal procedures outstanding, the Company does not believe these will have a material effect on the financial statements.

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

Employee Stock Purchase Plan

During fiscal 2002, the shareholders approved international and domestic employee common stock purchase plans under which the Company was authorized to issue up to 15 million shares of common stock to eligible employees. Under the terms of the plan, employees can elect to have up to 10% of their compensation withheld to purchase Company common stock at the close of the offering period. The value of the common stock purchased in any calendar year cannot exceed $25,000 per employee. The purchase price is 95% of the closing market sales price on the market date immediately preceding the last day of the offering period. Effective December 1, 2007, the Company discontinued the plan for employees outside the U.S. and Canada. During fiscal 2012, 2011 and 2010, the Company sold approximately 351,000, 292,000 and 316,000 shares, respectively, to eligible employees under the plan.

Employee Equity Incentive Plans

In June 2007, the Company’s Board of Directors adopted the 2007 Long Term Incentive Plan (the “LTIP”) that was approved by the Company’s shareholders in August 2007. The Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or stock awards and annual cash incentive awards under the LTIP. During the 2011 annual meeting of shareholders, shareholders approved an increase of 13.5 million in the number of common shares authorized for issuance under the 2007 LTIP, which increased the aggregate number of common shares reserved by the Company for issuance under the 2007 LTIP to 41.5 million as of March 31, 2012 (less shares previously issued).

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

Stock Options Activity

A summary of option activity under the Company’s stock-based compensation plans as of March 31, 2012, and changes during the year then ended is presented below (shares and intrinsic value in thousands):

	Twelve Months Ended
	March 31, 2012
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term in Years	Value
Options outstanding as of April 1, 2011	16,868	$8.18
Granted	8,643	8.12
Exercised	(1,946)	7.25		$4,282
Forfeited	(993)	8.53
Cancelled/expired	(952)	11.76
Options outstanding as of March 31, 2012	21,620	$8.06	6.95	$29,167

Options vested and expected to vest, net of estimated forfeitures, as of March 31, 2012	20,284	$8.02	6.82	$28,093

Options exercisable as of March 31, 2012	10,082	$7.67	5.05	$16,906

During fiscal 2012, stock option holders of approximately 690,000 stock options elected to make a cashless stock option exercise and received 176,071 shares of common stock. During fiscal 2011, a stock option holder of approximately 3.4 million stock options elected to make a cashless stock option exercise and received 647,000 shares of common stock.

The vesting schedule of options has varied over the years with the following vesting terms being the most common: (1) 50% of shares vest on the third anniversary date and 25% on the fourth and fifth anniversary dates; (2) 40% of shares vest on the first anniversary date and 30% vest on the second and third anniversary dates; (3) 25% of shares vest on each annual anniversary date over four years; (4) 30% of shares vest on the first and second anniversary dates and 40% vest on the third anniversary date; or (5) 20% of shares vest on each annual anniversary date over five years.

Substantially all options were granted at fair market value and expire ten years from the date of grant. Option expense is recognized on a straight-line basis over the vesting period unless the options vest more quickly than the expense would be recognized. In this case, additional expense is taken to ensure the expense is proportionate to the percent of options vested at any point in time.

The average fair value of option shares vested during fiscal 2012, 2011 and 2010 was $4.69, $4.55 and $4.33 per share, respectively, and the total intrinsic value of options exercised were $4.3 million, $24.7 million and $799,000, respectively.

Restricted Stock Units and Performance-Based Stock Awards Activity

A summary of non-vested restricted stock units (“RSUs”) and performance-based stock awards (“PSAs” and collectively “Non-vested RSU”) activity under the Company’s LTIP as of March 31, 2012, and changes during the year then ended is presented below (shares and intrinsic value in thousands):

	Twelve Months Ended
	March 31, 2012
		Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value
Non-vested RSU outstanding at April 1, 2011	3,741
Granted	1,314	$9.82
Released	(410)		$4,037
Forfeited	(92)
Non-vested RSU outstanding at March 31, 2012	4,553

RSUs have various vesting terms related to the purpose of the award. The following vesting terms are the most common: (1) 25% of shares vest on each annual anniversary date over four years; (2) 40% of shares vest on the first anniversary date and 30% vest on the second and third anniversary dates; or (3) 50% of shares vest on the first anniversary date and 50% vest on the second anniversary date.

The RSUs and PSAs are settled by the issuance of one common share for each unit upon vesting and vesting accelerates upon death, disability or a change in control.

Covisint Corporation 2009 Long-Term Incentive Plan

As of March 31, 2012, there were 121,000 stock options outstanding from the 2009 Covisint LTIP. These options will vest only if, prior to August 26, 2015, Covisint completes an initial public offering (“IPO”) or if there is a change of control of Covisint.

The individuals who received stock options from the 2009 Covisint LTIP were also awarded PSAs from the Company’s 2007 LTIP. There were 1.4 million PSAs outstanding as of March 31, 2012. These PSAs will vest only if Covisint does not complete an IPO or a change of control transaction by August 25, 2015, and the Covisint business meets a pre-defined revenue target for any four consecutive calendar quarters ending prior to August 26, 2015.

During the fourth quarter of fiscal 2011, we determined that Covisint’s ability to meet the pre-defined revenue targets prior to August 26, 2015 was probable based on Covisint’s revenue and billing growth in fiscal 2011 and Covisint’s projected future revenue growth estimates. Previously, we considered the revenue targets improbable of being met. As a result, we recorded a charge of $1.9 million to “cost of application services” in the consolidated statement of comprehensive income during the fourth quarter of fiscal 2011. This charge represents the compensation cost that had accumulated from the grant date through March 31, 2011 based on the straight-line method. The PSAs’ unrecognized compensation cost as of March 31, 2011 will be recognized on a straight-line basis over the remaining vesting period. During fiscal 2012, $1.5 million related to the Covisint PSAs was recorded to “cost of application services.”

Stock Awards Compensation

For the years ended March 31, 2012, 2011 and 2010, stock awards compensation expense was allocated as follows (dollars in thousands):

	Year Ended March 31,
	2012	2011	2010
Stock awards compensation classified as:

Cost of license fees	$4	$1	$-
Cost of maintenance fees	812	464	402
Cost of subscription fees	23	62	-
Cost of professional services	349	525	456
Cost of application services	1,623	2,269	579
Technology development and support	2,205	1,273	1,104
Sales and marketing	6,279	5,553	6,054
Administrative and general	13,429	8,621	7,872
Restructuring costs			977

Total stock awards compensation expense before income taxes	$24,724	$18,768	$17,444

As of March 31, 2012, total unrecognized compensation cost of $39.4 million, net of estimated forfeitures, related to nonvested equity awards is expected to be recognized over a weighted-average period of approximately 2.39 years.

19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended March 31, 2012 and 2011 was as follows (in thousands, except for per share data):

	Fiscal 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$229,974	$260,696	$253,057	$266,045	$1,009,772
Gross profit	147,827	172,444	168,777	179,804	668,852
Operating income	19,617	38,160	32,593	36,271	126,641
Pre-tax income	20,615	38,152	32,824	36,683	128,274
Net income	16,985	22,679	21,588	27,119	88,371
Basic earnings per share	0.08	0.10	0.10	0.12	0.40
Diluted earnings per share	0.08	0.10	0.10	0.12	0.40

	Fiscal 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$206,485	$225,869	$247,025	$249,551	$928,930
Gross profit	139,069	158,041	174,195	168,510	639,815
Operating income	22,387	40,861	49,481	37,585	150,314
Pre-tax income	23,252	41,723	50,857	38,944	154,776
Net income	12,645	25,992	33,999	34,805	107,441
Basic earnings per share	0.06	0.12	0.16	0.16	0.49
Diluted earnings per share	0.06	0.12	0.15	0.16	0.48

In July 2011, the Company acquired dynaTrace.  Revenues and expenses associated with the acquisition have been included since that date. The acquisition was considered immaterial for disclosure of supplemental pro forma information of the acquiree since the acquisition date. See note 2 for additional information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of March 31, 2012, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting was effective, as of March 31, 2012, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of March 31, 2012. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Compuware Corporation
Detroit, Michigan

We have audited the internal control over financial reporting of Compuware Corporation and subsidiaries (the “Company”) as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2012, of the Company and our report dated May 25, 2012 expressed an unqualified opinion on those financial statements.

/s/  DELOITTE & TOUCHE LLP

Detroit, Michigan
May 25, 2012

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

The Company’s Board of Directors adopted the 2007 Long Term Incentive Plan (“LTIP”) in June 2007 and the Company’s shareholders approved the LTIP in August 2007. In August 2011, shareholders approved an increase of 13.5 million in the number of common shares authorized for issuance under the 2007 LTIP, which increased the aggregate number of common shares reserved by the Company for issuance under the 2007 LTIP to 41.5 million as of March 31, 2012 (less shares previously issued). The Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or stock awards and annual cash incentive awards under the LTIP. Prior to the LTIP, the Company had seven stock option plans (“Prior Plans”) dating back to 1991.  All but one of the Prior Plans, the 2001 Broad Based Stock Option Plan (“BBSO”), were approved by the Company’s shareholders. The BBSO was approved by the Board of Directors in March 2001, but was not submitted to the shareholders for approval, as shareholder approval was not required at the time. Under the terms of the BBSO, the Company was authorized to grant nonqualified stock options with a maximum term of ten years to any employee or director of the Company at an exercise price and with vesting and other terms determined by the Compensation Committee of the Company’s Board. Options granted under the BBSO either vested every six months over a four year period or 50% of the option became vested on the third year anniversary of the date of grant, and 25% of the option vested on each of the fourth year and fifth year anniversaries of the date of grant. All options were granted at fair market value and expired ten years from the date of grant.

As a result of the LTIP adoption, the Prior Plans have been terminated as to future grants.

The Company also has an Employee Stock Ownership Plan (“ESOP”) and an Employee Stock Purchase Plan (“ESPP”). The information about our equity compensation plans in note 18 of the consolidated financial statements included in this report is incorporated herein by reference.

The following table sets forth certain information with respect to our equity compensation plans at March 31, 2012 (shares in thousands):

			Number of securities
	Number of securities		remaining available
	to be issued	Weighted-average	for future issuance
	upon exercise of	exercise price of	under equity
	outstanding options	outstanding options	compensation plans

Equity compensation plans approved by security holders	19,690	$8.13	16,728

Equity compensation plans not approved by security holders	1,930	$7.47	-

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is contained in the Proxy Statement under the caption “Other Matters – Related Party Transactions,” “Corporate Governance” and “Compensation of Executive Officers – Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in the Proxy Statement under the caption “Item No. 2 - Ratification of Appointment of the Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Detroit, State of Michigan on May 25, 2012.

COMPUWARE CORPORATION

By:	/S/ ROBERT C. PAUL
Robert C. Paul
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ROBERT C. PAUL	Chief Executive Officer and Director	May 25, 2012
Robert C. Paul	(Principal Executive Officer)

/S/ LAURA L. FOURNIER	Executive Vice President, Chief Financial Officer	May 25, 2012
Laura L. Fournier	and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/S/ PETER KARMANOS, JR.	Executive Chairman of the Board	May 25, 2012
Peter Karmanos, Jr.

/S/ DENNIS W. ARCHER	Director	May 25, 2012
Dennis W. Archer

/S/ GURMINDER S. BEDI	Director	May 25, 2012
Gurminder S. Bedi

/S/ WILLIAM O. GRABE	Director	May 25, 2012
William O. Grabe

/S/ FREDERICK A. HENDERSON	Director	May 25, 2012
Frederick A. Henderson

/S/ FAYE A. NELSON	Director	May 25, 2012
Faye A. Nelson

/S/ GLENDA D. PRICE	Director	May 25, 2012
Glenda D. Price

/S/ W. JAMES PROWSE	Director	May 25, 2012
W. James Prowse

/S/ G. SCOTT ROMNEY	Director	May 25, 2012
G. Scott Romney

/S/ RALPH J. SZYGENDA	Director	May 25, 2012
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
2.11
Agreement and Plan of Merger by and among Compuware Corporation, Compuware Acquisition Corp., dynaTrace software, Inc. and the Stockholder Representative dated as of July 1, 2011 (Company’s Form 8-K filed on July 8, 2011)

3.1	Restated Articles of Incorporation of Compuware Corporation, as amended, as of October 25, 2000 (Company’s Form 10-K for fiscal 2001)
3.2	Amended and Restated Bylaws of Compuware Corporation effective as of November 6, 2008 (Company's Form 10-Q for the Quarterly Period ended December 31, 2008)
4.0	Rights Agreement dated as of October 25, 2000 between Compuware Corporation and Equiserve Trust Company, N.A., as Rights Agent (Company’s Registration Statement on Form 8-A filed October 26, 2000)
4.6	Amendment To Rights Agreement, dated as of October 29, 2001 (Company’s first Form 8-K filed on May 11, 2006)
4.7	Amendment No. 2 To Rights Agreement, dated as of May 9, 2006 (Company’s first Form 8-K filed on May 11, 2006)
4.10	Compuware Corporation Revolving Credit Agreement dated as of November 1, 2007 (Company’s Form 10-Q for the quarterly period ended on September 30, 2007)
4.11	Amendment No. 3 to Rights Agreement, dated as of February 2, 2009 (Company’s Form 8-K filed on February 3, 2009)
4.12	Consent and First Amendment to Credit Agreement dated June 30, 2011 (Company’s Form 8-K filed on July 11, 2011)
4.13	Amendment No. 4 to Rights Agreement, dated as of March 9, 2012 (Company’s Form 8-K filed on March 16, 2012)
4.14	Second Amendment to Credit Agreement dated as of March 21, 2012 (Company’s Form 8-K filed on March 26, 2012)
10.24	Promotion Agreement, dated September 8, 1992, between Compuware Sports Corporation and the Company (Company’s Registration Statement on Form S-1, as amended (Registration No. 33-53652))
*10.37	Fiscal 1998 Stock Option Plan (Company’s Registration Statement on Form S-8 (Registration Statement No. 333-37873))
10.52	Advertising Agreement, dated December 1, 1996, between Arena Management Company and the Company (Company’s Form 10-K for fiscal 2000)
*10.85	2001 Broad Based Stock Option Plan (Company’s Registration Statement on Form S-8 (Registration Statement No. 333-57984))
*10.91	Nonqualified Stock Option Agreement for Executive Officers (Company’s Form 10-Q for the quarterly period ended September 30, 2004)
*10.92	Nonqualified Stock Option Agreement for Outside Directors (Company’s Form 10-Q for the quarterly period ended September 30, 2004)

*10.95	Settlement Agreement dated March 21, 2005 by and among Compuware Corporation and International Business Machines Corporation (Company’s Form 8-K filed on March 21, 2005)
*10.97	Amendment Number 1 to Settlement Agreement dated November 29, 2005 by and among Compuware Corporation and International Business Machines Corporation (Company’s Form 8-K filed on November 29, 2005)
*10.98	2005 Non-Employee Directors' Deferred Compensation Plan (Company’s second Form 8-K filed on May 11, 2006)
*10.100	Parallel Nonqualified Stock Purchase Plan Arrangement (Company’s Form 10-K for fiscal 2006)
*10.101	Fifth Amendment to the Compuware Corporation ESOP/401(k) Plan (Company’s Form 10-Q for the quarterly period ended June 30, 2006)
*10.102	Post-Retirement Consulting Agreement, dated March 1, 2007, between Compuware Corporation and Peter Karmanos, Jr. (Company’s Form 8-K filed on March 2, 2007)
*10.105	2007 Long Term Incentive Plan (Appendix A to Company’s definitive proxy statement for 2007 annual shareholders meeting filed on July 24, 2007)
*10.106	Form of Stock Option Agreement (5-Year Version) (Company’s Form 8-K filed on April 25, 2008)
*10.107	Form of Stock Option Agreement (3-Year Version) (Company’s Form 8-K filed on April 25, 2008)
*10.110	Employee Restricted Stock Unit Award Agreement (Company’s Form 10-Q for the quarterly period ended on September 30, 2008)
*10.111	Amendment to the Consulting/Employment Letter with Peter Karmanos, Jr. (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.112	W. James Prowse Consulting Agreement dated as of November 17, 2008 (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.113	Amendment No. 1 to the 2007 Long Term Incentive Plan (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.115	Amended and Restated 2005 Non-Employee Directors’ Deferred Compensation Plan (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.116	Form of 2002 Directors Phantom Stock Plan Forfeiture And Replacement Agreement (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.117	Form of Amended And Restated 2005 Non-Employee Directors Deferred Compensation Plan Forfeiture And Replacement Agreement (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.118	Form of Director Restricted Stock Unit Grant Agreement (Replacing Directors’ Phantom Stock Units) (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.119	Form of Director Restricted Stock Unit Grant Agreement (Replacing Deferred Compensation Units) (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.120	Form of Director Annual Restricted Stock Unit Award Agreement (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.121	Form of Director Restricted Stock Unit Agreement for Deferred Compensation (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.122	Executive Incentive Plan – Corporate, as of June 10, 2009 (Company’s Form 8-K filed on June 12, 2009)
*10.123	Form of Restricted Stock Unit Award Agreement, as of June 10, 2009 (Company’s Form 8-K filed on June 12, 2009)
*10.124	Form of Performance Unit Award Agreement for Peter Karmanos and Laura Fournier (Revenue Condition) dated December 7, 2009 (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)
*10.125	Performance Unit Award Agreement for Peter Karmanos (Revenue Condition, subject to Section 162(m)) dated December 7, 2009 (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)

*10.126	Form of Performance Unit Award Agreement for Peter Karmanos and Laura Fournier (IPO Condition) dated December 7, 2009 (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)
*10.127	Performance Unit Award Agreement for Robert Paul dated December 7, 2009 (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)
*10.128	2009 Covisint Corporation Long Term Incentive Plan (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)
*10.129	Form of Covisint Option Agreement (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)
*10.130	Compuware Executive Incentive Agreement – Corporate (Company’s Form 8-K filed on July 8, 2011)
*10.131	Form of Stock Option Agreement (Company’s Form 8-K filed on July 8, 2011)
*10.132
Stock Option Agreement dated June 20, 2011 granting an option to purchase 2,500,000 shares of Compuware common stock to Joseph R. Angileri (Company’s Form 10-Q for the quarterly period ended June 30, 2011)

*10.133
Stock Option Agreement dated June 20, 2011 granting an option to purchase 500,000 shares of Compuware common stock to Joseph R. Angileri (Company’s Form 10-Q for the quarterly period ended June 30, 2011)

*10.134	Restricted Stock Unit Award Agreement dated June 20, 2011 between Compuware Corporation and Joseph R. Angileri (Company’s Form 10-Q for the quarterly period ended June 30, 2011)
*10.135	Amended and Restated 2007 Long Term Incentive Plan (approved August 2011) (Attachment A to the Company’s proxy statement filed on July 14, 2011)
*10.136	Executive Employment Agreement between the Company and Peter Karmanos, dated as of July 1, 2011 (Company’s Form 10-Q for the quarterly period ended September 30, 2011)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.