Form 10-Q
period 2012-06-30
COMPUWARE CORP
filed 2012-08-06
CIK 859014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

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

As of August 2, 2012, there were outstanding 215,559,325 shares of Common Stock, par value $.01, of the registrant.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	June 30,	March 31,
ASSETS	2012	2012

CURRENT ASSETS:
Cash and cash equivalents	$83,507	$99,180
Accounts receivable, net	359,610	455,427
Deferred tax asset, net	42,784	37,665
Income taxes refundable	8,470	14,807
Prepaid expenses and other current assets	34,489	34,279
Total current assets	528,860	641,358

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	316,363	321,991

CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	118,343	118,973

ACCOUNTS RECEIVABLE	206,004	205,869

DEFERRED TAX ASSET, NET	39,803	40,672

GOODWILL	791,946	801,889

OTHER ASSETS	36,534	36,786

TOTAL ASSETS	$2,037,853	$2,167,538

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,842	$16,169
Accrued expenses	82,844	119,834
Income taxes payable	3,168	3,919
Deferred revenue	406,476	447,050
Total current liabilities	510,330	586,972

LONG TERM DEBT	36,500	45,000

DEFERRED REVENUE	334,537	373,359

ACCRUED EXPENSES	26,822	30,109

DEFERRED TAX LIABILITY, NET	82,904	82,161
Total liabilities	991,093	1,117,601

SHAREHOLDERS' EQUITY:
Common stock	2,166	2,175
Additional paid-in capital	691,485	685,904
Retained earnings	372,487	372,408
Accumulated other comprehensive loss	(19,378)	(10,550)
Total shareholders' equity	1,046,760	1,049,937

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,037,853	$2,167,538

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	June 30,
	2012	2011
REVENUES:
Software license fees	$33,994	$34,126
Maintenance fees	102,949	106,985
Subscription fees	20,479	19,124
Professional services fees	48,152	53,572
Application services fees	20,587	16,167

Total revenues	226,161	229,974

OPERATING EXPENSES:
Cost of software license fees	4,825	3,536
Cost of maintenance fees	8,946	9,531
Cost of subscription fees	7,393	7,127
Cost of professional services	42,301	45,119
Cost of application services	17,721	16,834
Technology development and support	26,497	24,701
Sales and marketing	62,190	61,995
Administrative and general	39,725	41,514

Total operating expenses	209,598	210,357

INCOME FROM OPERATIONS	16,563	19,617

OTHER INCOME, NET	52	998

INCOME BEFORE INCOME TAX PROVISION	16,615	20,615

INCOME TAX PROVISION	6,147	3,630

NET INCOME	$10,468	$16,985

Basic earnings per share	$0.05	$0.08

Diluted earnings per share	$0.05	$0.08

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX
Foreign currency translation adjustments	$(12,115)	$127

TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	(3,287)	953

OTHER COMPREHENSIVE (LOSS), NET OF TAX	(8,828)	(826)

COMPREHENSIVE INCOME	$1,640	$16,159

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2012	2011
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$10,468	$16,985
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	15,369	13,015
Stock award compensation	8,289	5,323
Deferred income taxes	(884)	(1,200)
Other	9	45
Net change in assets and liabilities, net of effects from currency fluctuations:
Accounts receivable	84,862	64,773
Prepaid expenses and other current assets	(1,548)	3,787
Other assets	863	(6,557)
Accounts payable and accrued expenses	(36,468)	(31,561)
Deferred revenue	(68,088)	(52,356)
Income taxes	5,253	2,952
Net cash provided by operating activities	18,125	15,206

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of:
Property and equipment	(2,244)	(5,020)
Capitalized software	(8,846)	(3,593)
Other	(600)
Net cash used in investing activities	(11,690)	(8,613)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings	41,000
Payments on borrowings	(49,500)
Net proceeds from exercise of stock awards including excess tax benefits	2,517	5,142
Employee contribution to stock purchase plans	818	779
Repurchase of common stock	(14,075)
Net cash provided by (used in) financing activities	(19,240)	5,921

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,868)	2,108

NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,673)	14,622

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	99,180	180,244

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$83,507	$194,866

See notes to condensed consolidated financial statements

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“financial statements”) include the accounts of Compuware Corporation and its wholly owned subsidiaries (collectively, the "Company", “Compuware”, “we”, “our” and “us”). All inter-company balances and transactions have been eliminated in consolidation.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2012, final amounts may differ from these estimates.

In the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2012 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet at March 31, 2012 has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for interim periods are not necessarily indicative of results expected to be achieved for the full fiscal year.

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

For revenue arrangements where there is a lack of VSOE for any undelivered elements, license fee revenue is deferred and recognized upon delivery of those elements or when VSOE can be established. However, when maintenance or software related professional services are the only undelivered elements, the license fee revenue is recognized on a ratable basis over the longer of the maintenance term or the period the software related professional services are expected to be performed. Such transactions include time-based licenses and certain unlimited capacity licenses, as the Company has not established VSOE for the undelivered elements in these arrangements. In order to comply with SEC Regulation S-X, Rule 5-03(b), which requires product, services and other categories of revenue to be displayed separately on the income statement, the Company separates the license fee, maintenance fee and software related professional services fee (which is included in professional services fees) associated with these types of arrangements based on its determination of fair value. The Company applies VSOE for maintenance related to perpetual license transactions and stand alone software related professional services arrangements as a reasonable and consistent approximation of fair value to separate license fee, maintenance fee and software related professional services fee revenue for income statement classification purposes.

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

Application services fees

Our application services fees consist of fees related to our Covisint on-demand software including associated services. The arrangements do not provide customers the right to take possession of the software at any time, nor do the arrangements contain rights of return. Many of our application services fee contracts include a project fee and ongoing software-as-a-service (“SaaS”) operations (“recurring”) fees. Certain professional services related to these projects have stand-alone value (e.g., other vendors provide similar services) and qualify as a separate unit of accounting. Therefore, the professional services are recognized as delivered. For those professional services that do not have stand-alone value, the revenue is deferred and recognized over the longer of the customer arrangement (generally one to three years) or the expected period the customer will receive benefit (generally five years). The recurring fees are recognized over the applicable service period.

Deferred revenue

Deferred revenue consists primarily of billed and unbilled maintenance and subscription fees related to the future service period of maintenance and subscription agreements in effect at the reporting date. Deferred license, software related services and application services fees are also included in deferred revenue for those arrangements that are being recognized over time. Sales commission costs that directly relate to revenue transactions that are deferred are recorded as “prepaid expenses and other current assets” or non-current “other assets”, as applicable, in the condensed consolidated balance sheets and recognized as “sales and marketing” expenses in the condensed consolidated statements of comprehensive income over the revenue recognition period of the related customer contracts.

Research and development

Research and development (“R&D”) costs primarily include the cost of programming personnel and amounted to $25.6 million for the three months ended June 30, 2012 and $18.5 million for the three months ended June 30, 2011. R&D costs related to our software products and web performance services in the condensed consolidated statements of comprehensive income are reported as “technology development and support” and for our application services network, the costs are reported as “cost of application services”.

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

The Company’s effective tax rate for the first quarter of 2013 was 37.0% compared to 17.6% for the first quarter of 2012. The effective tax rate was higher primarily due to a reversal of the valuation allowance associated with the Brownfield Redevelopment (“Brownfield”) tax credit resulting in a $5.0 million reduction to the Company’s income tax provision for the quarter ended June 30, 2011. The reversal was recorded as a result of legislation enacted in May 2011 that amended Michigan’s Income Tax Act to implement a comprehensive set of tax changes effective January 2012. One part of the legislation contains provisions that replaced the Michigan Business Tax (“MBT”) with a new corporate income tax. Certain credits allowed under the MBT, including the Brownfield tax credit, will continue to be effective under the revised Income Tax Act. This allows the Company to reduce its future tax liability for the duration of the credit carryforward period.

Cash paid for income taxes was $3.1 million and $2.3 million during the first quarter of fiscal 2013 and 2012, respectively.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350)”. The amendments in this ASU allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the first step of the two-step impairment test. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity must perform additional impairment testing. Otherwise, performing the two-step impairment test is not necessary. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The requirements of this ASU were adopted during our quarter ended June 30, 2012.

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

As of June 30, 2012, our loans receivable balance consisted of a note due from ForeSee Results, Inc. (“ForeSee”). The terms of the note require quarterly payments of principal and interest through March 31, 2015 at an annual interest rate of 7.0%.

The following is an aged analysis of our products and loans financing receivables based on invoice date as of June 30, 2012 and March 31, 2012 (in thousands):

	As of June 30, 2012
			Greater than
	0-29 days	30-90 days	90 days		Total
	past	past	past		financing
	invoice date	invoice date	invoice date	Unbilled	receivables
Pass rating
Software products	$2,203	$140	$165	$39,904	$42,412
Loans				5,053	5,053
Total	2,203	140	165	44,957	47,465

Watch rating
Software products	-	-		179	179
Total financing receivables	$2,203	$140	$165	$45,136	$47,644

	As of March 31, 2012
			Greater than
	0-29 days	30-90 days	90 days		Total
	past	past	past		financing
	invoice date	invoice date	invoice date	Unbilled	receivables
Pass rating
Software products	$4,997	$1,165	$68	$36,202	$42,432
Loans				5,467	5,467
Total	4,997	1,165	68	41,669	47,899

Watch rating
Software products				179	179
Total financing receivables	$4,997	$1,165	$68	$41,848	$48,078

As of June 30, 2012 and March 31, 2012, the allowance for credit losses on our financing receivables was $179,000.

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

The foreign currency net gains or (losses) for the three months ended June 30, 2012 and 2011 were $737,000 and ($900,000), respectively. The hedging transaction net (losses) from foreign exchange derivative contracts for the three months ended June 30, 2012 and 2011 were ($213,000) and ($256,000), respectively. These amounts were recorded to “administrative and general” in the condensed consolidated statements of comprehensive income.

The Company had derivative contracts maturing through July 2012 to sell $7.1 million and purchase $12.5 million in foreign currencies at June 30, 2012 and had derivative contracts maturing through April 2012 to sell $5.5 million and purchase $9.6 million in foreign currencies at March 31, 2012.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2012
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash equivalents - money market funds	$3,776	$3,776	-	-

Foreign exchange derivatives	84	-	84	-

	As of March 31, 2012
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash equivalents - money market funds	$25,391	$25,391	-	-

Liabilities:

Foreign exchange derivatives	$27	-	$27	-

Non-financial assets such as goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. See note 7 of the condensed consolidated financial statements for further information.

 Note 5 - Computation of Earnings per Common Share

Earnings per common share data were computed as follows (in thousands, except per share amounts):

	Three Months Ended
	June 30,
Basic earnings per share:	2012	2011

Numerator:
Net income	$10,468	$16,985

Denominator:
Weighted-average common shares outstanding	217,510	218,200
Basic earnings per share	$0.05	$0.08

Diluted earnings per share:

Numerator:
Net income	$10,468	$16,985

Denominator:
Weighted-average common shares outstanding	217,510	218,200
Dilutive effect of stock awards	3,886	4,748
Total shares	221,396	222,948
Diluted earnings per share	$0.05	$0.08

During the three months ended June 30, 2012 and 2011, stock awards to purchase a total of 15.9 million and 5.1 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

Note 6 – Stock Benefit Plans and Stock-Based Compensation

Stock Benefit Plans

The Company has the following stock benefit plans: (1) the Amended and Restated 2007 Long Term Incentive Plan (“2007 LTIP”) allows the Company’s Compensation Committee to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or restricted stock unit awards and cash incentive awards to employees and directors of the Company; (2) the Employee Stock Purchase Plan allows participating U.S. and Canadian employees the right to have up to 10% of their compensation withheld to purchase Company common stock at a 5% discount; and (3) the Employee Stock Ownership Plan and Trust/401(k) Plan (“ESOP/401(k)”), which includes a qualified cash or deferred arrangement as described under Section 401(k) of the Internal Revenue Code, allows the Company to make contributions to the ESOP/401(k) for the benefit of substantially all U.S. employees.

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

ESOP/401(k)

Effective April 1, 2012, the Company implemented a matching program for the 401(k) component of the ESOP/401(k). The Company matches 33% of employees’ 401(k) contributions up to 2% of eligible earnings. Matching contributions by the Company vest 100% when an employee attains three years of service with the Company. During the three months ended June 30, 2012, the Company expensed $1.3 million related to this program.

Stock Option Activity

A summary of option activity under the Company’s stock-based compensation plans as of June 30, 2012, and changes during the three months then ended is presented below (shares and intrinsic value in thousands):

	Three Months Ended
	June 30, 2012
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term in Years	Value
Options outstanding as of March 31, 2012	21,620	$8.06
Granted	65	8.82
Exercised	(440)	7.29		$572
Forfeited	(266)	10.10
Cancelled/expired	(85)	9.94
Options outstanding as of June 30, 2012	20,894	$8.05	6.79	$24,675

Options vested and expected to vest, net of estimated forfeitures, as of June 30, 2012	19,831	$8.02	6.69	$23,952

Options exercisable as of June 30, 2012	11,441	$7.83	5.43	$15,405

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes option pricing model were as follows:

	Three Months Ended
	June 30,
	2012	2011

Expected volatility	41.27%	40.20%
Risk-free interest rate	1.01%	2.02%
Expected lives at date of grant (in years)	6.1	6.0
Weighted-average fair value of the options granted	$3.58	$3.91

The average fair value of stock options vested during the three months ending June 30, 2012 and 2011 was $4.21 and $4.24 per share, respectively.

Restricted Stock Units and Performance-Based Stock Awards Activity

A summary of non-vested restricted stock units and performance-based stock awards (collectively “Non-vested RSU”) activity under the Company’s 2007 LTIP as of June 30, 2012 and changes during the three months then ended is presented below (shares and intrinsic value in thousands):

	Three Months Ended
	June 30, 2012
		Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value

Non-vested RSU outstanding as of March 31, 2012	4,553
Granted	421	$9.07
Released	(407)		$3,623
Forfeited	(20)
Non-vested RSU outstanding as of June 30, 2012	4,547

Covisint Corporation 2009 Long-Term Incentive Plan

As of June 30, 2012, there were 119,000 stock options outstanding from the 2009 Covisint LTIP. These options will vest only if, prior to August 26, 2015, Covisint completes an initial public offering (“IPO”) or if there is a change of control of Covisint.

The individuals who received stock options from the 2009 Covisint LTIP were also awarded performance-based restricted stock unit awards (“PSAs”) from the Company’s 2007 LTIP. There were 1.4 million PSAs outstanding as of June 30, 2012. These PSAs will vest only if Covisint does not complete an IPO or a change of control transaction by August 25, 2015, and the Covisint business meets a pre-defined revenue target for any four consecutive calendar quarters ending prior to August 26, 2015.

Stock Awards Compensation

Stock award compensation expense was allocated as follows (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Stock-based compensation classified as:

Cost of maintenance fees	$217	$128
Cost of subscription fees	35	28
Cost of professional services	92	193
Cost of application services	322	427
Technology development and support	644	330
Sales and marketing	1,784	1,286
Administrative and general	5,195	2,931

Total stock-based compensation expense before income tax provision	$8,289	$5,323

As of June 30, 2012, total unrecognized compensation cost of $35.6 million, net of estimated forfeitures, related to nonvested equity awards is expected to be recognized over a weighted-average period of approximately 2.22 years.

Note 7 – Goodwill, Capitalized Software and Other Intangible Assets

Goodwill

The Company has the following reporting units: Application Performance Management (“APM”), Mainframe (“MF”), Changepoint (“CP”), Uniface (“UF”), Professional Services (“PS”) and Covisint Application Services (“AS” or “Covisint”). The changes in the carrying amount of goodwill by reporting unit during the three months ended June 30, 2012 are summarized as follows (in thousands):

	APM	MF	CP	UF	PS	AS	Total
Goodwill as of March 31, 2012	$477,632	$140,591	$22,084	$21,285	$114,912	$25,385	$801,889

Effect of foreign currency translation	(9,808)	5	1	1	(142)	-	(9,943)

Goodwill as of June 30, 2012	$467,824	$140,596	$22,085	$21,286	$114,770	$25,385	$791,946

Capitalized software and other intangible assets

The components of the Company’s capitalized software and other intangible assets are as follows (in thousands):

	As of June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,428		$4,428

Amortized intangible assets:
Capitalized software
Internally developed	$226,896	(178,489)	$48,407
Purchased	165,691	(136,107)	29,584
Customer relationship	51,999	(22,159)	29,840
Other	19,781	(13,697)	6,084
Total amortized intangible assets	$464,367	$(350,452)	$113,915

	As of March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,443		$4,443

Amortized intangible assets:
Capitalized software
Internally developed	218,049	$(175,018)	43,031
Purchased	167,041	(133,925)	33,116
Customer relationship	52,196	(21,153)	31,043
Other	20,247	(12,907)	7,340
Total amortized intangible assets	$457,533	$(343,003)	$114,530

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

Unamortized trademarks were acquired as part of the Covisint and Changepoint acquisitions in 2004 and 2005. These trademarks are deemed to have an indefinite life.

Amortization of intangible assets

Amortization expense of capitalized software, customer relationship and other intangible assets were as follows (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Amortized intangible assets:
Capitalized software
Internally developed	$3,470	$2,975
Purchased	2,407	1,182
Customer relationship	1,044	1,087
Other	919	488
Total amortization expense	$7,840	$5,732

Capitalized software amortization related to our on-premises software is reported as “cost of software license fees”, amortization related to our web performance services (“Gomez SaaS”) is reported as “cost of subscription fees” and amortization related to our application services is reported as “cost of application services” in the condensed consolidated statements of comprehensive income.

Customer relationship amortization related to our software solutions segments is reported as “sales and marketing” and amortization related to our application services segment is reported as “cost of application services” in the condensed consolidated statements of comprehensive income.

Amortization expense associated with trademarks and trade names related to our software solutions segments is reported as “cost of license fees” and amortization related to our application services segment is reported as “cost of application services” in the condensed consolidated statements of comprehensive income.

Based on the capitalized software, customer relationship and other intangible assets recorded through June 30, 2012, the annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (in thousands):

	Fiscal Year Ended March 31,
	2013	2014	2015	2016	2017	Thereafter
Amortized intangible assets:
Capitalized software	$24,772	$22,085	$16,769	$13,493	$6,155	$594
Customer relationship	4,162	4,114	4,114	4,114	3,949	10,431
Other	3,372	2,913	718	-	-	-

Total amortization expense	$32,306	$29,112	$21,601	$17,607	$10,104	$11,025

Note 8 – Segment Information

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

	Three Months Ended
	June 30, 2012
							Unallocated
	APM	MF	CP	UF	PS	AS	Expenses	Total

Software license fees	$22,357	$9,050	$793	$1,794	$-	$-	$-	$33,994

Maintenance fees	20,765	70,546	4,130	7,508	-	-	-	102,949

Subscription fees	19,852	-	627	-	-	-	-	20,479

Professional services fees	8,195	293	3,444	1,176	35,044	-	-	48,152

Application services fees	-	-	-	-	-	20,587	-	20,587

Total revenues	71,169	79,889	8,994	10,478	35,044	20,587	-	226,161

Operating expenses	76,096	22,845	9,689	5,419	28,920	18,016	48,613	209,598

Contribution / operating margin	$(4,927)	$57,044	$(695)	$5,059	$6,124	$2,571	$(48,613)	$16,563

	Three Months Ended
	June 30, 2011
							Unallocated
	APM	MF	CP	UF	PS	AS	Expenses	Total

Software license fees	$11,453	$18,698	$1,994	$1,981	$-	$-	$-	$34,126

Maintenance fees	18,433	76,975	3,839	7,738	-	-	-	106,985

Subscription fees	18,661	-	463	-	-	-	-	19,124

Professional services fees	6,966	1,833	3,670	1,206	39,897	-	-	53,572

Application services fees	-	-	-	-	-	16,167	-	16,167

Total revenues	55,513	97,506	9,966	10,925	39,897	16,167	-	229,974

Operating expenses	69,439	24,076	11,362	5,400	31,589	16,834	51,657	210,357

Contribution / operating margin	$(13,926)	$73,430	$(1,396)	$5,525	$8,308	$(667)	$(51,657)	$19,617

The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly such information is not provided.

Financial information regarding geographic operations is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Revenues:
United States	$144,844	$149,239
Europe and Africa	49,374	54,604
Other international operations	31,943	26,131
Total revenues	$226,161	$229,974

	As of	As of
	June 30, 2012	March 31, 2012
Long-lived assets
United States	$960,785	$961,202
Austria	202,389	214,615
Other	23,126	24,210
Total long-lived assets	$1,186,300	$1,200,027

Long-lived assets are comprised of property, plant and equipment, goodwill and capitalized software.

Note 9 - Debt

The Company has an unsecured revolving credit agreement (the “credit facility”) with Comerica Bank and other lenders. The credit facility, as amended, provides for a revolving line of credit in the amount of $300 million and expires on March 21, 2017. The credit facility also permits the Company to increase the revolving line of credit by an additional $200 million subject to receiving further commitments from lenders and certain other conditions.

As of June 30, 2012 and March 31, 2012, the Company’s debt balance under its credit facility was $36.5 million and $45.0 million, respectively, and was classified as long term.

The credit facility contains various covenant requirements, including limitations on liens; indebtedness; mergers, consolidations and acquisitions; asset sales; dividends; investments, loans and advances from the Company; transactions with affiliates; and limits additional borrowing outside of the facility to $250 million. The credit facility is also subject to maximum total debt to EBITDA and minimum fixed charge coverage financial covenants. Additionally, the Company is required to maintain at least a 0.25 to 1.0 cushion below its consolidated total leverage ratio maximum of 2.5 to 1.0 on a pro forma basis in the case of any stock repurchases, acquisitions or dividends in excess of $50 million in any fiscal year. The Company was in compliance with the covenants under the credit facility at June 30, 2012.

Borrowings under the credit facility bear interest at the base rate (the greatest of the prime rate, the federal funds effective rate plus one percent, or the daily LIBOR rate plus one percent) or the Eurodollar rate, at the Company’s option, plus the applicable margin (which is based on the level of maximum total debt to EBITDA ratio). As of June 30, 2012, interest rates on outstanding borrowings were at a weighted average rate of 2.8%. The Company pays a quarterly fee on the credit facility based on the applicable margin grid. Interest and fees related to the credit facility were $482,000 and $47,000 during the three months ended June 30, 2012 and 2011, respectively.

Cash paid for interest during the first quarter of 2013 and the first quarter of 2012 was $512,000 and $428,000, respectively.

Note 10 – Contingencies

The Company is subject to various legal actions and claims incidental to its business. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance. Based on information currently known, the Company does not believe these will have a material impact on the Company’s financial position, results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Compuware Corporation
Detroit, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of June 30, 2012, and the related condensed consolidated statements of comprehensive income and cash flows for the three-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Compuware Corporation and subsidiaries as of March 31, 2012, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 25, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
August 6, 2012

COMPUWARE CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is intended to provide an understanding of our financial condition, changes in financial condition, cash flow, liquidity and results of operations. The MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere in this report and our annual report on Form 10-K for the fiscal year ended March 31, 2012, particularly “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”. References to years are to fiscal years ended March 31.

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

The material risks and uncertainties that we believe affect us are summarized below. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties discussed elsewhere in this report and the other reports we file with the Securities and Exchange Commission (see for example Item 1A Risk Factors in our 2012 Form 10-K), as well as other risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial, may also impair business operations. This report is qualified in its entirety by these risk factors and those listed below. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and shareholders could lose all or part of their investment.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Summary of Risk Factors

•	A substantial portion of our mainframe segment revenue is dependent on our customers’ continued use of International Business Machines Corporation and IBM-compatible products.

•	Changes in the financial services industry could have a negative impact on our revenue and margins.

•	Our product revenue is dependent on the acceptance of our pricing structure for software licenses, maintenance services and web performance services.

•	Maintenance revenue could decline.

•
Our primary source of profitability is from our mainframe segment. If revenues in this segment decline before we significantly increase margins in other operating segments, our profitability may decline.

•
The markets for web performance services are at an early stage of development with emerging competitors. If these markets do not develop or develop more slowly than we expect, or if there is an increase in competition, our revenue may decline or fail to grow.

•	The success of our combined dynaTrace enterprise and Gomez SaaS solutions is dependent on customer acceptance of these offerings.

•
The market for application services is in its early stages of development with emerging competitors. As the market matures, competition may increase and could have a material negative impact on our results of operations.

•	If we are not successful in maintaining our professional services strategy, our margins may decline materially.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

•	Our software technology may infringe the proprietary rights of others.

•	Our results could be adversely affected by increased competition, pricing pressures and technological changes within the software products market.

•	The market for professional services is highly competitive, fragmented and characterized by low barriers to entry.

•	We must develop or acquire product enhancements and new products to maintain our success.

•	Acquisitions may be difficult to integrate, disrupt our business or divert the attention of our management and may result in financial results that are different than expected.

•	We are exposed to exchange rate risks on foreign currencies and to other international risks that may adversely affect our business and results of operations.

•	Current laws may not adequately protect our proprietary rights.

•	The loss of certain key employees and technical personnel or our inability to hire additional qualified personnel could have a material adverse effect on our business.

•	Unanticipated changes in our effective tax rates, or exposure to additional income tax liabilities, could affect our profitability.

•	Our stock repurchase plan may be suspended or terminated at any time, which may result in a decrease in our stock price.

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

Our primary source of profitability and cash flow is the sale of our mainframe productivity tools (“mainframe”) that are used within our customers’ mainframe computing environments for fault diagnosis, file and data management, application performance monitoring and application debugging. We have experienced lower volumes of software license transactions for our mainframe solutions in preceding years and in the first quarter causing an overall downward trend in our mainframe product revenues which we expect to continue. Changes in our current customer IT computing environments and spending habits have impacted their need for additional mainframe computing capacity. In addition, increased competition and pricing pressures have had a negative impact on our revenues. Customers utilize our products to reduce operating costs, increase programmer productivity and create a smooth transition to the next generation of mainframe environment programmers. We will continue to make strategic enhancements to our mainframe solutions through research and development investments with the goal of meeting customer needs and maintaining a maintenance renewal rate of approximately 90%. The cash flow generated from our mainframe business supports our growth segments.

COMPUWARE CORPORATION AND SUBSIDIARIES

We have identified the APM market as a key source of future revenue growth. Web, mobile and cloud applications and the complex distributed applications delivery chain supporting them have become increasingly critical to a company’s brand awareness, revenue growth and overall market share. Because of this, the market for APM solutions is significant and growing rapidly. Our APM solutions are marketed under the brand names “Gomez” and “dynaTrace”. These solutions provide our customers with on-premises software (“dynaTrace Enterprise” which includes our former Vantage products) and SaaS platform based web application performance services (“Gomez SaaS”). These solutions ensure the optimal performance of each customer’s enterprise, web, streaming, mobile and cloud applications. We are investing in our APM solutions with the goal of providing solutions that are best-in-class within the APM market. Specifically, our investments include: (1) enhancements to our global web performance services network with specific focus on ease of use, time-to-value and data analytics in mobile and cloud application performance capabilities and in video streaming performance; (2) enhancements to our dynaTrace Enterprise solutions that are focused on optimizing application performance and accelerating time to market; and (3) enhancements which combine our on-premises software and SaaS solution into a single platform that provides performance metrics for web, non-web, mobile, streaming and cloud applications in a single solution.

We have also identified the secure collaboration services market, served by our Covisint application services, as a key source of revenue growth. Technology has allowed business communities, organizations and systems to globally connect and share vital information, applications and processes across their internal and extended enterprises. Our Covisint services, which are provided on a SaaS platform to customers primarily in the automotive and healthcare industries, create an environment that simplifies and secures this collaboration atmosphere. The need for these services is growing, particularly in the healthcare industry as hospitals, physicians and the United States government move toward establishing electronic patient health and medical records that will require secure computerized databases and environments for storing and sharing of information.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

The professional services reporting segment is focused on achieving modest revenue growth and improved margins by delivering high quality solutions and resources to our customers that meet their needs from application development through project management. Our goal is to provide the expertise, best practices and agility needed to meet our customers’ critical technology challenges. Areas of growth that we have identified are cloud and mobile application development services. Enhancing our competencies in these areas will provide an opportunity to continue growing the segment’s revenue and contribution margin.

Quarterly Update

The following occurred during the first quarter of 2013:

•
Experienced a decline in total revenue of $3.8 million for the first quarter of 2013 as compared to the first quarter of 2012 due primarily to a $5.4 million decline in professional services fees and a $4.0 million decline in maintenance fees, partially offset by a $4.4 million increase in application services fees and a $1.4 million increase in subscription fees.

•
Experienced a decline in operating margin to 7.3% during the first quarter of 2013 as compared to 8.5% during the first quarter of 2012 due to the decline in mainframe and professional services segment revenue (see “Business Segment Analysis” for additional information).

•
Software solutions revenue declined $3.4 million or 1.9% for the first quarter of 2013 as compared to the first quarter of 2012 due primarily to a $17.6 million decline in mainframe revenue and a $1.0 million decline in Changepoint revenue partially offset by a $15.7 million increase in APM revenue. Software solutions contribution margin declined to 33.1% during the first quarter of 2013 from 36.6% during the first quarter of 2012 due to the decline in mainframe revenue which generates higher margins than other segments.

•
Professional services segment revenue declined $4.9 million or 12.2% during the first quarter of 2013 as compared to the first quarter of 2012. Contribution margin declined to 17.5% in the first quarter of 2013 from 20.8% during the first quarter of 2012 due to the reduction in revenue (see “Professional Services” for additional information).

•
Covisint revenue increased $4.4 million or 27.3% from the first quarter of 2012. Contribution margin increased to 12.5% in the first quarter of 2013 from negative 4.1% during the first quarter of 2012 due to the increase in revenue.

•
Instituted a stock repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934 pursuant to which we repurchase shares pursuant to a predetermined formula without regard to the quarterly black-out periods.

•	Repurchased 1,714,263 shares of our common stock at an average price of $8.99 per share.

Our ability to execute our strategies and achieve our objectives is subject to a number of risks and uncertainties. See "Forward-Looking Statements".

COMPUWARE CORPORATION AND SUBSIDIARIES

BUSINESS SEGMENT ANALYSIS

The following table sets forth, for the periods indicated, certain business segment operational data. We evaluate the performance of our segments based primarily on contribution margin which is operating profit before certain charges such as internal information system support, finance, human resources, legal, administration and other corporate charges (“unallocated expenses”). Comparisons are to the comparable period of the prior year. Financial information for our business segments was as follows (in thousands):

	Software Solutions							Unallocated
Three Months Ended:	APM	MF	CP	UF	Total	PS	AS	Expenses	Total

June 30, 2012

Total revenues	$71,169	$79,889	$8,994	$10,478	$170,530	$35,044	$20,587	$-	$226,161

Operating expenses	76,096	22,845	9,689	5,419	114,049	28,920	18,016	48,613	209,598

Contribution / operating margin	$(4,927)	$57,044	$(695)	$5,059	$56,481	$6,124	$2,571	$(48,613)	$16,563

Operating margin %	(6.9%)	71.4%	(7.7%)	48.3%	33.1%	17.5%	12.5%	N/A	7.3%

June 30, 2011

Total revenues	$55,513	$97,506	$9,966	$10,925	$173,910	$39,897	$16,167	$-	$229,974

Operating expenses	69,439	24,076	11,362	5,400	110,277	31,589	16,834	51,657	210,357

Contribution / operating margin	$(13,926)	$73,430	$(1,396)	$5,525	$63,633	$8,308	$(667)	$(51,657)	$19,617

Operating margin %	(25.1%)	75.3%	(14.0%)	50.6%	36.6%	20.8%	(4.1%)	N/A	8.5%

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

Revenue associated with our software solutions consists of software license fees, maintenance fees, subscription fees and professional services fees (software related services). Software solutions revenues are presented in the table below (in thousands):

	Three Months Ended June 30,
	2012	2011	% Change
Software license fees	$33,994	$34,126	(0.4)%
Maintenance fees	102,949	106,985	(3.8)
Subscription fees	20,479	19,124	7.1
Professional services fees	13,108	13,675	(4.1)
Total software solutions revenue	$170,530	$173,910	(1.9)%

COMPUWARE CORPORATION AND SUBSIDIARIES

Software license fees (“license fees”) decreased $132,000 during the first quarter of 2013, which included a negative impact from foreign currency fluctuations of $1.6 million. Excluding the impact from foreign currency fluctuations, license fees increased $1.5 million for the first quarter of 2013 as compared to the same period of the prior year. The increase was primarily due to an increase in APM software license revenue, partially offset by a decline in mainframe license revenue (see the discussion within “Software Solutions by Business Segment” for more details).

During the first quarters of 2013 and 2012, for software license transactions that were required to be recognized ratably, we deferred $4.2 million and $2.9 million, respectively, of license fees relating to such transactions that closed during the period. We recognized as license fees $7.9 million and $13.6 million of previously deferred license revenue during the first quarters of 2013 and 2012, respectively, relating to such transactions that closed and had been deferred prior to the beginning of the period.

Maintenance fees decreased $4.0 million during the first quarter of 2013, which included a negative impact from foreign currency fluctuations of $4.4 million. Excluding the impact from foreign currency fluctuations, maintenance fees increased $400,000 for the first quarter of 2013 as compared to the same period of the prior year. Although we continue to experience a high maintenance renewal rate with our current mainframe customers, the decline in mainframe license transactions throughout the past several years is impacting mainframe maintenance revenue as new or growth customers are not entirely replacing the maintenance revenue loss from the non-renewed or reduced capacity mainframe maintenance arrangements. The decline was offset for the first quarter of 2013 by an increase in APM and Changepoint software maintenance fees.

Subscription fees increased $1.4 million during the first quarter of 2013. The improvement in subscription fees over the prior year is primarily a result of new SaaS solution sales exceeding customer cancellations during the previous year.

Professional services fees within our software solutions business segments decreased $567,000 during the first quarter of 2013. The decline in professional services fees over the prior year primarily occurred within our mainframe segment due to the decline in new software license sales.

Software solutions revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2012	2011
United States	$91,802	$95,967
Europe and Africa	48,404	53,011
Other international operations	30,324	24,932
Total software solutions revenue	$170,530	$173,910

Software Solutions by Business Segment

Application Performance Management

The financial results of operations for our APM segment were as follows (in thousands):

COMPUWARE CORPORATION AND SUBSIDIARIES

	Three Months Ended June 30,
	2012	2011	% Change
Revenue
Software license fees	$22,357	$11,453	95.2%
Maintenance fees	20,765	18,433	12.7
Subscription fees	19,852	18,661	6.4
Professional services fees	8,195	6,966	17.6
Total revenue	71,169	55,513	28.2

Operating expenses	76,096	69,439	9.6

Contribution margin	$(4,927)	$(13,926)	64.6%

Contribution margin %	(6.9%)	(25.1%)

APM segment revenue increased $15.7 million during the first quarter of 2013. The increases in software license fees and maintenance fees are primarily due to additional revenue related to the acquisition of dynaTrace during the second quarter of 2012. The increase in subscription fees for the first quarter of 2013 is primarily the result of new SaaS solution sales exceeding customer cancellations during the previous year, and the increase in professional services fees primarily relates to an increase in demand for our managed service offerings which are marketed as Guardian Services, and to a lesser extent, additional revenue related to the acquisition of dynaTrace.

Operating expenses increased $6.7 million during the first quarter of 2013. This increase can be attributed primarily to the acquisition of dynaTrace. Revenue growth for the first quarter of 2013 exceeded the ongoing costs associated with these investments, which had a positive impact on our contribution margin for the first quarter of 2013 as compared to the same period of the prior year.

Application performance management revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2012	2011
United States	$40,058	$29,549
Europe and Africa	19,653	17,414
Other international operations	11,458	8,550
Total APM segment revenue	$71,169	$55,513

Mainframe

The financial results of operations for our Mainframe segment were as follows (in thousands):

COMPUWARE CORPORATION AND SUBSIDIARIES

	Three Months Ended June 30,
	2012	2011	% Change
Revenue
Software license fees	$9,050	$18,698	(51.6)%
Maintenance fees	70,546	76,975	(8.4)
Professional services fees	293	1,833	(84.0)
Total revenue	79,889	97,506	(18.1)

Operating expenses	22,845	24,076	(5.1)

Contribution margin	$57,044	$73,430	(22.3)%

Contribution margin %	71.4%	75.3%

Mainframe segment revenue decreased $17.6 million for the first quarter of 2013. The decline in revenue is partially related to two large deals which closed in the first quarter of 2012 totaling $4.4 million and is consistent with the overall downward trend in our mainframe product revenues we have experienced throughout the past several years. Changes in our current customers’ IT computing environments and spending habits have reduced their demand for additional mainframe computing capacity. In addition, increased competition and pricing pressures have had a negative impact on our revenues. We intend to continue to make strategic enhancements to our mainframe solutions through research and development investments with the goal of meeting customer needs and maintaining a maintenance renewal rate of approximately 90%.

Because many of our costs are relatively fixed, the decline in mainframe revenue resulted in a decline in contribution margin for the first quarter of 2013 as compared to the same period of the prior year.

Mainframe revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2012	2011
United States	$46,208	$59,675
Europe and Africa	19,638	25,072
Other international operations	14,043	12,759
Total Mainframe segment revenue	$79,889	$97,506

Changepoint

 The financial results of operations for our Changepoint segment were as follows (in thousands):

COMPUWARE CORPORATION AND SUBSIDIARIES

	Three Months Ended June 30,
	2012	2011	% Change
Revenue
Software license fees	$793	$1,994	(60.2)%
Maintenance fees	4,130	3,839	7.6
Subscription fees	627	463	35.4
Professional services fees	3,444	3,670	(6.2)
Total revenue	8,994	9,966	(9.8)

Operating expenses	9,689	11,362	(14.7)

Contribution margin	$(695)	$(1,396)	50.2%

Contribution margin %	(7.7%)	(14.0%)

Changepoint segment revenue decreased $972,000 for the first quarter of 2013 due primarily to a decline in software license fees, partially offset by an increase in maintenance fees. The improvement in contribution margin is related to the $1.7 million decline in expenses resulting from the capitalization of research and development expenses for the Changepoint software upgrade, which was in the technological feasibility phase of development during the first quarter of 2013. During the first quarter of 2012, this project was in the preliminary project stage of development, so all costs were expensed when incurred. We released this upgrade in July 2012.

Changepoint revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2012	2011
United States	$4,104	$4,922
Europe and Africa	1,867	2,906
Other international operations	3,023	2,138
Total Changepoint segment revenue	$8,994	$9,966

Uniface

The financial results of operations for our Uniface segment were as follows (in thousands):

COMPUWARE CORPORATION AND SUBSIDIARIES

	Three Months Ended June 30,
	2012	2011	% Change
Revenue
Software license fees	$1,794	$1,981	(9.4)%
Maintenance fees	7,508	7,738	(3.0)
Professional services fees	1,176	1,206	(2.5)
Total revenue	10,478	10,925	(4.1)

Operating expenses	5,419	5,400	0.4

Contribution margin	$5,059	$5,525	(8.4)%

Contribution margin %	48.3%	50.6%

Uniface segment revenue decreased $447,000 for the first quarter of 2013 due primarily to the negative impact of foreign currency on software license and maintenance fees. Operating expenses for the first quarter of 2013 were consistent with operating expenses for the same period of the prior year, but contribution margin declined due to the decrease in revenue.

Uniface revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2012	2011
United States	$1,432	$1,821
Europe and Africa	7,246	7,619
Other international operations	1,800	1,485
Total Uniface segment revenue	$10,478	$10,925

Professional Services

The financial results of operations for our professional services segment were as follows (in thousands):

	Three Months Ended June 30,
	2012	2011	% Change
Professional services fees	$35,044	$39,897	(12.2)%

Operating expenses	28,920	31,589	(8.4)

Contribution margin	$6,124	$8,308	(26.3)%

Contribution margin %	17.5%	20.8%

COMPUWARE CORPORATION AND SUBSIDIARIES

Professional services segment fees decreased $4.9 million for the first quarter of 2013 primarily due to a decline in application development services for customers within the financial services industry. Several large projects for these customers were completed during 2012 and have not yet been replaced, resulting in the decline in revenue for the first quarter of 2013.

Operating expenses decreased $2.7 million for the first quarter of 2013 primarily due to a decline in subcontractor costs associated with the large financial services projects noted above. The reduction in contribution margin for the first quarter of 2013 was due to a decline in our utilization rate associated with the decline in revenue.

Professional services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2012	2011
United States	$35,028	$39,379
Europe and Africa	-	517
Other international operations	16	1
Total professional services segment revenue	$35,044	$39,897

Application Services

The financial results of operations for our Covisint application services segment were as follows (in thousands):

	Three Months Ended June 30,
	2012	2011	% Change
Application services fees	$20,587	$16,167	27.3%

Operating expenses	18,016	16,834	7.0

Contribution margin	$2,571	$(667)	485.5%

Contribution margin %	12.5%	(4.1%)

Covisint services are provided  to customers primarily in the automotive and healthcare industries. Application services segment fees increased $4.4 million for the first quarter of 2013 primarily due to growth from automotive customers. We anticipate demand in the healthcare industry will grow as hospitals, physicians and the United States government move toward establishing electronic patient health and medical records which will require secure computerized databases and environments for storing and sharing of information. Our application services are designed to meet this demand for secure sharing of information which we believe will be a factor in the future growth of the Covisint segment.

As of June 30, 2012 and June 30, 2011, backlog for the application services segment was approximately $99.1 million and $87.0 million, respectively. Backlog represents contractually committed arrangements that have yet to be recognized.

COMPUWARE CORPORATION AND SUBSIDIARIES

Operating expenses increased $1.2 million during the first quarter of 2013 due to investments in our Covisint business throughout fiscal 2012 partially offset by an increase in capitalized research and development costs. In anticipation of capitalizing on the growth of the secure collaboration services market, we hired additional developers, customer support and sales personnel, and we increased the capacity of our global application services network. During the first quarter of 2013, our revenue growth exceeded the ongoing additional costs from these investments, resulting in the increase in contribution margin over the prior year.

Application services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2012	2011
United States	$18,014	$13,893
Europe and Africa	970	1,076
Other international operations	1,603	1,198
Total application services segment revenue	$20,587	$16,167

Unallocated Expenses

Costs related to internal information system support, finance, human resources, legal, administration and other corporate charges are not allocated to our business units when management analyzes business unit operating results.

Unallocated expenses are presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2012	2011	Change
Unallocated expenses	$48,613	$51,657	(5.9)%

Unallocated expenses declined $3.0 million for the first quarter of 2013 primarily due to a decline in administrative and general expense. See “administrative and general” within the “operating expenses” section for additional information.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Cost of Software License Fees

Cost of software license fees includes amortization of capitalized software related to our licensed software products, the cost of duplicating and disseminating products to customers, including associated hardware costs, and the cost of author royalties.

Cost of software license fees is presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2012	2011	Change
Cost of software license fees	$4,825	$3,536	36.5%

Percentage of software license fees	14.2%	10.4%

Cost of software license fees increased $1.3 million during the first quarter of 2013 due primarily to amortization expense on intangible assets acquired as part of the dynaTrace acquisition during the second quarter of 2012.

Cost of Maintenance Fees

Cost of maintenance fees consists of the direct costs allocated to maintenance and product support such as helpdesk and technical support.

Cost of maintenance fees is presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2012	2011	Change
Cost of maintenance fees	$8,946	$9,531	(6.1)%

Percentage of maintenance fees	8.7%	8.9%

Cost of maintenance fees decreased $585,000 during the first quarter of 2013 primarily resulting from a reduction in maintenance costs related to our APM products.

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

Cost of subscription fees is presented in the table below (in thousands):

COMPUWARE CORPORATION AND SUBSIDIARIES

	Three Months Ended
	June 30,		%
	2012	2011	Change
Cost of subsription fees	$7,393	$7,127	3.7%

Percentage of subscription fees	36.1%	37.3%

Cost of subscription fees increased $266,000 during the first quarter of 2013 primarily due to increased amortization of capitalized research and development costs. We continued to invest in research and development throughout fiscal 2012 which increased the amortizable base.

The decrease in the cost of subscription fees as a percentage of subscription fees was due to the increase in subscription fees proportionately exceeding the increase in cost of subscription fees.

Cost of Professional Services

Cost of professional services consists primarily of personnel-related costs of providing professional services, including billable and technical staff, subcontractors and sales personnel both for our professional services segment and our software related services.

Cost of professional services is presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2012	2011	Change
Cost of professional services	$42,301	$45,119	(6.2)%

Percentage of professional services fees	87.8%	84.2%

Cost of professional services decreased $2.8 million during the first quarter of 2013. The decrease was primarily due to a decline in subcontractor costs to support the activity in our professional services segment (see “Professional Services” discussion above for additional information).

The increase in cost of professional services as a percentage of professional services fees for the first quarter of 2013 was primarily due to the decline in professional services fees associated with the decline in our utilization rate. Many of the costs associated with our professional services fees, specifically salary and benefits expenses, do not fluctuate with changes in revenue.

Cost of Application Services

Cost of application services consists primarily of personnel-related costs of providing application services, including billable and technical staff, subcontractors and sales personnel.

Cost of application services is presented in the table below (in thousands):

COMPUWARE CORPORATION AND SUBSIDIARIES

	Three Months Ended
	June 30,		%
	2012	2011	Change
Cost of application services	$17,721	$16,834	5.3%

Percentage of application services fees	86.1%	104.1%

Cost of application services increased $887,000 during the first quarter of 2013 primarily due to a $677,000 increase in compensation and benefits costs related to the hiring of additional developers, sales and customer support personnel to support the growth of the application services business segment as well as increased amortization expense on capitalized research and development projects.

The decrease in cost of application services as a percentage of application services fees was primarily due to the proportionately larger increase in application services fees than the increase in cost of application services fees.

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

Technology development and support costs incurred internally and capitalized are presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2012	2011	Change
Technology development and support costs incurred	$31,940	$27,128	17.7%

Capitalized internal software costs	(5,443)	(2,427)	124.3

Technology development and support costs expensed	$26,497	$24,701	7.3%

Technology development and support costs expensed as a percentage of software solutions revenue	15.5%	14.2%

Technology development and support increased $4.8 million before capitalized internal software costs during the first quarter of 2013. The increase primarily relates to higher compensation and benefits costs due to the hiring of developers and customer support personnel to support the growth of the APM segment, including those hired through the dynaTrace acquisition in the second quarter of fiscal 2012.

COMPUWARE CORPORATION AND SUBSIDIARIES

Technology development and support as a percentage of software solutions revenues increased from the prior year as the additional investment in our products and technology proportionally exceeded the increase in software solutions revenue.

The increase in capitalized internal software costs during the first quarter of 2013 relates primarily to the timing of projects that are in the capitalization phase of development. Specifically, new product releases within our APM and Changepoint segments were in this phase of development during the first quarter of 2013.

Sales and Marketing

Sales and marketing costs consist primarily of personnel related costs associated with product sales, sales support and marketing for our product offerings.

Sales and marketing costs are presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2012	2011	Change
Sales and marketing costs	$62,190	$61,995	0.3%

Percentage of software solutions revenue	36.5%	35.6%

Sales and marketing costs remained consistent with costs during the previous year.

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

Administrative and general expenses are presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2012	2011	Change
Administrative and general expenses	$39,725	$41,514	(4.3)%

Administrative and general costs decreased $1.8 million during the first quarter of 2013 due to a $1.7 million net gain on foreign exchange primarily related to assets and liabilities of a country that are denominated in non-local currency and a decline in bonus and commission expense due to lower revenue attainment, partially offset by an increase in salaries and benefits expense.

COMPUWARE CORPORATION AND SUBSIDIARIES

OTHER INCOME

Other income, net consists primarily of interest income realized from our cash and cash equivalents, interest earned on our financing receivables and income generated from our investment in a partially owned company offset by interest expense primarily associated with our long-term debt.

Other income (expense) is presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2012	2011	Change
Interest income	$570	$1,001	(43.1)%
Interest expense	(571)	(423)	(35.0)%
Other	53	420	(87.4)%
Other income, net	$52	$998	(94.8)%

The decline in interest income is primarily due to the decline in cash and cash equivalents resulting from cash used to purchase dynaTrace in fiscal 2012, repayments on our outstanding debt, our share repurchases and, to a lesser extent, a decline in interest income related to our installment receivables.

The increase in interest expense is related to interest on borrowings under the line of credit. Borrowings were incurred primarily to fund a portion of the dynaTrace acquisition during the second quarter of 2012 and to continue the share repurchase program.

INCOME TAXES

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements and net operating loss and credit carryforwards.

The income tax provision and effective tax rate are presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2012	2011	Change
Income tax provision	$6,147	$3,630	69.3%

Effective tax rate	37.0%	17.6%

The Company’s effective tax rate for the first quarter of 2013 was 37.0% compared to 17.6% for the first quarter of 2012. The effective tax rate was higher primarily due to a reversal of the valuation allowance associated with the Brownfield Redevelopment (“Brownfield”) tax credit resulting in a $5.0 million reduction to the Company’s income tax provision for the quarter ended June 30, 2011. The reversal was recorded as a result of legislation enacted in May 2011 that amended Michigan’s Income Tax Act to implement a comprehensive set of tax changes effective January 2012. One part of the legislation contains provisions that replaced the Michigan Business Tax (“MBT”) with a new corporate income tax. Certain credits allowed under the MBT, including the Brownfield tax credit, will continue to be effective under the revised Income Tax Act. This allows the Company to reduce its future tax liability for the duration of the credit carryforward period.

COMPUWARE CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2012. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our annual report on Form 10-K for the year ended March 31, 2012 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in note 1 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of fiscal 2012.

Goodwill Impairment Evaluation

The goodwill balance by reporting unit as of June 30, 2012 is presented as follows (in thousands):

	APM	MF	CP	UF	PS	AS	Total
Goodwill as of March 31, 2012	$477,632	$140,591	$22,084	$21,285	$114,912	$25,385	$801,889

Effect of foreign currency translation	(9,808)	5	1	1	(142)	-	(9,943)

Goodwill as of June 30, 2012	$467,824	$140,596	$22,085	$21,286	$114,770	$25,385	$791,946

We evaluated our goodwill for impairment on a reporting unit basis at March 31, 2012. This evaluation indicated that none of our reporting units failed step one of our goodwill impairment analysis. Our professional services reporting unit was the only reporting unit where the estimated fair value was not substantially in excess of the carrying value, as the estimated fair value exceeded the reporting unit’s carrying value by approximately 14% at March 31, 2012.

We continue to believe the risk of future goodwill impairment for the professional services reporting unit, which has a goodwill balance of $114.8 million at June 30, 2012, is low due to the overall improvement in the reporting unit’s contribution margin. The contribution margin percentage for the first quarter of 2013 was 17.5% as compared to 16.1%, 16.7% and 10.0% for fiscal years 2012, 2011 and 2010, respectively. There has been no triggering event since March 31, 2012. See “Professional Services” above for information on the segment’s results of operations.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

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

The events and circumstances that could affect our key assumptions for the professional services reporting unit and the analysis of fair value include the following:

•	Our ability to achieve sales productivity at a level to achieve the profitability in the forecast period.
•	Failure of our billable staff to meet their utilization or rate targets.
•	Our ability to hire and retain sales, technology and management personnel.
•	Future negative changes in the U.S. economy.
•	Increased competition and pricing pressures within the professional services market.

COMPUWARE CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, cash and cash equivalents totaled $83.5 million, compared to $99.2 million at March 31, 2012.

Net cash provided by operating activities

Net cash provided by operating activities during the first quarter of 2013 was $18.1 million, which represents a $2.9 million increase from the first quarter of 2012. The increase was primarily due to an $11.8 million decrease in cash paid to suppliers primarily related to fewer subcontractors, partially offset by a $3.2 million increase in cash paid to employees, a $2.8 million reduction in interest received due to a large interest payment received from ForeSee Results, Inc. during the first quarter of 2012 and a $1.9 million reduction in cash received from customers.

The condensed consolidated statements of cash flows compute net cash from operating activities using the indirect cash flow method. Therefore non-cash adjustments and net changes in assets and liabilities (net of effects from currency fluctuations) are adjusted from net income to derive net cash from operating activities.

Changes in accounts receivable and deferred revenue have typically represented the most significant adjustments to net income to arrive at operating cash flow as we allow for deferred payment terms on multi-year products contracts. The impact of the net change in accounts receivable as compared to the prior year was $20.1 million and primarily related to the timing of billings from multi-year product arrangements during the first quarter of 2013 compared to the first quarter of 2012. The impact of the net change in deferred revenue was $15.7 million and primarily related to the decline in multi-year mainframe maintenance contracts during the first quarter of 2013 compared to the first quarter of 2012.

We believe our existing cash resources and cash flow from operations will be sufficient to meet operating cash needs for the foreseeable future.

Net cash used in investing activities

Net cash used in investing activities during the first quarter of 2013 was $11.7 million, which represents a $3.1 million increase in cash used as compared to the first quarter of 2012 due primarily to a $5.2 million increase in purchases of capitalized software, partially offset by a $2.8 million decline in purchases of property, plant and equipment.

We will continue to evaluate business acquisition opportunities that fit our strategic plans. If the cash consideration for a future acquisition or combination of acquisitions were to exceed our operating cash balance resources, we would further utilize our credit facility and may need to seek additional financing.

Net cash provided by (used in) financing activities

Net cash used in financing activities during the first quarter of 2013 was $19.2 million. Net cash provided by financing activities during the first quarter of 2012 was $5.9 million, resulting in a net decrease to cash of $25.2 million for the first quarter of 2013 as compared to the same period of the prior year.

COMPUWARE CORPORATION AND SUBSIDIARIES

The decrease was primarily due to a $14.1 million increase in repurchases of common stock, an $8.5 million increase in net payments on borrowings under our credit facility and a $2.6 million reduction in proceeds from the exercise of stock awards.

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

As of June 30, 2012, approximately $208.3 million remains authorized for future purchases under the Discretionary Plan. The authorization will remain in effect until exhausted absent further action of the Board.

Our long-term goal for the Discretionary Plan is to reduce our outstanding common share count to approximately 200 million shares, though we may adjust our goals based on our cash position and market conditions. Share repurchases under the Discretionary Plan are funded primarily through our operating cash flow and funds from our credit facility.

In May 2012, the Board of Directors authorized a Rule 10b5-1 repurchase program that was implemented during the first quarter of fiscal 2013 through which we repurchase shares pursuant to a predetermined formula without regard to the quarterly black-out periods. This plan utilizes funds under the previous authorization described above and will expire in October 2012.

The Company has an unsecured revolving credit agreement (the “credit facility”) with Comerica Bank and other lenders to provide leverage for the Company if needed. Refer to note 9 of the condensed consolidated financial statements for additional information related to the credit facility. The timing for ultimate repayment of the amount currently outstanding will depend on cash flows and share repurchases.

Recently Issued Accounting Pronouncements

See note 1 of the condensed consolidated financial statements included in this report for recently issued accounting pronouncements that may affect the Company.

CONTRACTUAL OBLIGATIONS

Our contractual obligations are described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our annual report on Form 10-K for the year ended March 31, 2012. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business since the end of fiscal 2012.

COMPUWARE CORPORATION AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. There have been no material changes to our foreign exchange risk management strategy or our investment standards subsequent to March 31, 2012. Therefore, the market risks remain substantially unchanged since we filed the annual report on Form 10-K for the fiscal year ending March 31, 2012.

The value of the Euro has been adversely affected by recent developments in Europe and has had a negative effect on our revenues. Our foreign currency denominated expenses supply a natural offset to the majority of revenues denominated in foreign currencies resulting in a much less significant impact from currency fluctuations on income from operations. Annually, we perform a sensitivity analysis to assess the potential loss that a 10% positive or negative change in foreign currency exchange rates would have on our income from operations. Based on that analysis, we believe such a change would not materially affect our consolidated financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COMPUWARE CORPORATION AND SUBSIDIARIES
Part II OTHER INFORMATION

Item 1A.	Risk Factors

For information regarding risk factors affecting us, see “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. There have been no material changes to the risk factors previously disclosed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of common stock for the quarter ended June 30, 2012:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)

For the month ended April 30, 2012	-	$-	-	$223,682,000

For the month ended May 31, 2012	285,000	9.05	285,000	221,103,000

For the month ended June 30, 2012	1,429,263	8.98	1,429,263	208,268,000

Total	1,714,263	$8.99	1,714,263

(1)	The total dollar value of shares that may yet be purchased under the plans or programs applies to purchases made under both the Discretionary Plan and the Rule 10b5-1 Plan.

Our purchases of common stock may occur on the open market or in negotiated or block transactions based upon market and business conditions. Unless terminated earlier or extended by resolution of our Board of Directors, the Discretionary Plan will expire when we have repurchased all shares authorized for repurchase thereunder. The maximum amount of repurchase activity under the Discretionary Plan continues to be limited on a daily basis to 25% of the average trading volume of our common stock for the previous four week period. In addition, no purchases are made during our self-imposed trading black-out periods in which the Company and our insiders are prohibited from trading in our common shares. Our standard quarterly black-out period commences 10 business days prior to the end of each quarter and terminates one full market day following the public release of our operating results for the period. We reserve the right to change the timing and volume of our repurchases at any time without notice. For further details regarding the Discretionary Plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In May 2012, the Board of Directors adopted a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to repurchase our common stock. A broker selected by us has the authority under the terms and limitations specified in the plan to repurchase shares on our behalf in accordance with the terms of the plan without further direction from us. This repurchase program allows us to repurchase shares pursuant to a predetermined formula without regard to the quarterly black-out periods. This plan utilizes funds under the previous authorization described above and will expire in October 2012.

COMPUWARE CORPORATION AND SUBSIDIARIES

Item 5.	Other Information

Revised Form of the Company’s Stock Option and Restricted Stock Unit Award Agreements

Effective April 1, 2012, the Compensation Committee  (“Committee”) of the Board of Directors approved modifications to the form of the Company’s Stock Option Agreement (“NQSO Agreement”) that was attached as Exhibit 10.131 to the Form 8-K filed July 1, 2011 and to the form of the Company’s Restricted Stock Unit Award Agreement (“RSU Agreement”) that was attached as Exhibit 10.123 to the Form 8-K filed June 12, 2009 (collectively, the “Agreements”). As modified, the Agreements provide that unvested equity awards granted under the Agreements will immediately vest and be exercisable on the date of a recipient’s termination from the Company for specified reasons within 12 months following a Change in Control of the Company, as defined in the Company’s Amended and Restated 2007 Long Term Incentive Plan, rather than immediately upon a Change in Control. Copies of the modified NQSO Agreement and RSU Agreement are attached as Exhibits 10.138 and 10.139, respectively, and are incorporated herein by reference.

COMPUWARE CORPORATION AND SUBSIDIARIES

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference to the filing indicated with which it was previously filed. The Company’s SEC file number is 000-20900.

Exhibit Number	Description of Document

10.137	Compuware Corporation Claw-Back Policy, adopted June 30, 2012 (Company’s Form 8-K filed July 6, 2012)

10.138	Form of Stock Option Agreement (as of April 2012)

10.139	Form of Restricted Stock Unit Award Agreement (as of April 2012)

15	Independent Registered Public Accounting Firm’s Awareness Letter

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

COMPUWARE CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUWARE CORPORATION

Date:	August 6, 2012	By: /s/ Robert C. Paul

Robert C. Paul
Chief Executive Officer
(principal executive officer)

Date:	August 6, 2012	By: /s/ Laura L. Fournier

Laura L. Fournier
Executive Vice President,
Chief Financial Officer and
Treasurer
(principal financial officer and
principal accounting officer)