Form 10-Q
period 2012-09-30
COMPUWARE CORP
filed 2012-11-06
CIK 859014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to __________.

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

As of November 1, 2012, there were outstanding 213,245,119 shares of Common Stock, par value $.01, of the registrant.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	September 30,	March 31,
ASSETS	2012	2012

CURRENT ASSETS:
Cash and cash equivalents	$63,516	$99,180
Accounts receivable, net	365,143	455,427
Deferred tax asset, net	39,413	37,665
Income taxes refundable	9,930	14,807
Prepaid expenses and other current assets	31,884	34,279
Total current assets	509,886	641,358

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	319,472	321,991

CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	117,395	118,973

ACCOUNTS RECEIVABLE	199,574	205,869

DEFERRED TAX ASSET, NET	37,973	40,672

GOODWILL	794,989	801,889

OTHER ASSETS	35,789	36,786

TOTAL ASSETS	$2,015,078	$2,167,538

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,296	$16,169
Accrued expenses	82,389	119,834
Income taxes payable	5,490	3,919
Deferred revenue	399,103	447,050
Total current liabilities	504,278	586,972

LONG TERM DEBT	59,300	45,000

DEFERRED REVENUE	300,695	373,359

ACCRUED EXPENSES	24,726	30,109

DEFERRED TAX LIABILITY, NET	84,193	82,161
Total liabilities	973,192	1,117,601

SHAREHOLDERS' EQUITY:
Common stock	2,148	2,175
Additional paid-in capital	693,556	685,904
Retained earnings	362,648	372,408
Accumulated other comprehensive loss	(16,466)	(10,550)
Total shareholders' equity	1,041,886	1,049,937

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,015,078	$2,167,538

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES:
Software license fees	$31,674	$61,711	$65,668	$95,837
Maintenance fees	102,197	109,080	205,146	216,065
Subscription fees	20,231	19,101	40,710	38,225
Professional services fees	45,954	53,256	94,106	106,828
Application services fees	20,542	17,548	41,129	33,715

Total revenues	220,598	260,696	446,759	490,670

OPERATING EXPENSES:
Cost of software license fees	4,904	4,770	9,729	8,306
Cost of maintenance fees	9,068	9,773	18,014	19,304
Cost of subscription fees	7,827	7,774	15,220	14,901
Cost of professional services	40,085	46,100	82,386	91,219
Cost of application services	18,989	19,835	36,710	36,669
Technology development and support	27,549	26,740	54,046	51,441
Sales and marketing	56,641	65,577	118,831	127,572
Administrative and general	38,361	41,967	78,086	83,481

Total operating expenses	203,424	222,536	413,022	432,893

INCOME FROM OPERATIONS	17,174	38,160	33,737	57,777

OTHER INCOME (EXPENSE), NET	(87)	(8)	(35)	990

INCOME BEFORE INCOME TAX PROVISION	17,087	38,152	33,702	58,767

INCOME TAX PROVISION	6,493	15,473	12,640	19,103

NET INCOME	$10,594	$22,679	$21,062	$39,664

Basic earnings per share	$0.05	$0.10	$0.10	$0.18

Diluted earnings per share	$0.05	$0.10	$0.10	$0.18

OTHER COMPREHENSIVE INCOME (LOSS),BEFORE TAX
Foreign currency translation adjustments	$4,104	$(18,345)	$(8,012)	$(18,218)

TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	1,191	(18)	(2,096)	935

OTHER COMPREHENSIVE INCOME (LOSS),NET OF TAX	2,913	(18,327)	(5,916)	(19,153)

COMPREHENSIVE INCOME	$13,507	$4,352	$15,146	$20,511

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2012	2011
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$21,062	39,664
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	31,126	28,770
Stock award compensation	15,179	11,983
Deferred income taxes	4,812	3,024
Other	269	125
Net change in assets and liabilities, net of effects from currency fluctuations and acquisitions:
Accounts receivable	90,397	41,669
Prepaid expenses and other current assets	(66)	5,913
Other assets	4,601	(7,232)
Accounts payable and accrued expenses	(41,426)	(10,048)
Deferred revenue	(114,452)	(95,571)
Income taxes	4,820	13,461
Net cash provided by operating activities	16,322	31,758

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of:
Business, net of cash acquired		(249,337)
Property and equipment	(12,977)	(12,189)
Capitalized software	(15,583)	(13,137)
Other	(1,400)	(500)
Net cash used in investing activities	(29,960)	(275,163)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings	87,300	161,200
Payments on borrowings	(73,000)	(35,600)
Net proceeds from exercise of stock awards including excess tax benefits	8,676	6,498
Employee contribution to stock purchase plans	1,427	1,403
Repurchase of common stock	(44,828)	(3,308)
Net cash provided by (used in) financing activities	(20,425)	130,193

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,601)	(3,166)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(35,664)	(116,378)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	99,180	180,244

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,516	$63,866

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at September 30, 2012, final amounts may differ from these estimates.

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

For revenue arrangements where there is a lack of VSOE for any undelivered elements, license fee revenue is deferred and recognized upon delivery of those elements or when VSOE can be established. However, when maintenance or software related professional services are the only undelivered elements, the license fee revenue is recognized on a ratable basis over the longer of the maintenance term or the period the software related professional services are expected to be performed. Such transactions include time-based licenses and certain unlimited capacity licenses, as the Company has not established VSOE for the undelivered elements in these arrangements. In order to comply with SEC Regulation S-X, Rule 5-03(b), which requires product, services and other categories of revenue to be displayed separately on the income statement, the Company separates the license fee, maintenance fee and software related professional services fee (which is included in professional services fees) associated with these types of arrangements based on its determination of fair value. The Company applies VSOE for maintenance related to perpetual license transactions and standalone software related professional services arrangements as a reasonable and consistent approximation of fair value to separate license fee, maintenance fee and software related professional services fee revenue for income statement classification purposes.

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

Subscription fees

Subscription fees relate to arrangements that permit our customers to access and utilize our web performance services and are delivered on a software-as-a-service (“SaaS”) basis. Subscription fees are deferred upon contract execution and are recognized ratably over the term of the subscription.

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

Professional services fees are generally based on hourly or daily rates. Revenues from professional services are recognized in the period the services are performed provided that collection of the related receivable is reasonably assured. For development services rendered under fixed-price contracts, revenues are recognized using the proportional performance method and if it is determined that costs will exceed revenue, the expected loss is recorded at the time the loss becomes apparent.

Application services fees

Our application services fees consist of fees related to our Covisint on-demand software including associated services. The arrangements do not provide customers the right to take possession of the software at any time, nor do the arrangements contain rights of return. Many of our application services fee contracts include a project fee and ongoing platform-as-a-service (“PaaS”) operations (“recurring”) fees. Certain professional services related to these projects have stand-alone value (e.g., other vendors provide similar services) and qualify as a separate unit of accounting. Therefore, the professional services are recognized as delivered. For those professional services that do not have stand-alone value, the revenue is deferred and recognized over the longer of the customer arrangement (generally one to three years) or the expected period the customer will receive benefit (generally five years). The recurring fees are recognized over the applicable service period.

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

Research and development

Research and development (“R&D”) costs primarily include the cost of programming personnel and amounted to $25.9 million and $21.1 million for the three months ended September 30, 2012 and 2011, respectively, and $51.5 million and $39.6 million for the six months ended September 30, 2012 and 2011, respectively. R&D costs related to our software products and web performance services in the condensed consolidated statements of comprehensive income are reported as “technology development and support” and for our application services network, the costs are reported as “cost of application services”.

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

The Company’s effective tax rate for the six months ended September 30, 2012 was 37.5% compared to 32.5% for the six months ended September 30, 2011. The effective tax rate was higher primarily due to a reversal of the valuation allowance associated with the Brownfield Redevelopment (“Brownfield”) tax credit resulting in a $5.0 million reduction to the Company’s income tax provision for the six months ended September 30, 2011. The reversal was recorded as a result of legislation enacted in May 2011 that amended Michigan’s Income Tax Act to implement a comprehensive set of tax changes effective January 2012. One part of the legislation contains provisions that replaced the Michigan Business Tax (“MBT”) with a new corporate income tax. Certain credits allowed under the MBT, including the Brownfield tax credit, will continue to be effective under the revised Income Tax Act. This allows the Company to reduce its future tax liability for the duration of the credit carryforward period.

Cash paid for income taxes was $4.6 million and $2.3 million for the six months ended September 30, 2012 and 2011, respectively.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued Accounting Standard Update (“ASU”) No. 2012-02, “Intangibles – Goodwill and Other (Topic 350).” The amendments in this ASU allow an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The requirements of this ASU were adopted during our quarter ended September 30, 2012 and did not have a significant impact on our disclosures.

In December 2011, the FASB issued Accounting Standard Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210)”. The amendments in this ASU require improved disclosure information about financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. This ASU should be applied retrospectively for all comparative periods presented for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. We plan to adopt this ASU in fiscal 2014 and do not expect this to have a significant impact on our disclosures.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350)”. The amendments in this ASU allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the first step of the two-step impairment test. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity must perform additional impairment testing. Otherwise, performing the two-step impairment test is not necessary. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The requirements of this ASU were adopted during our quarter ended June 30, 2012 and did not have a significant impact on our disclosures.

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

As of September 30, 2012, our loans receivable balance consisted of a note due from ForeSee Results, Inc. The terms of the note require quarterly payments of principal and interest through March 31, 2015 at an annual interest rate of 7.0%.

The following is an aged analysis of our products and loans financing receivables based on invoice dates as of September 30, 2012 and March 31, 2012 (in thousands):

	As of September 30, 2012
			Greater than
	0-29 days	30-90 days	90 days		Total
	past	past	past		financing
	invoice date	invoice date	invoice date	Unbilled	receivables
Pass rating
Software products	$1,114	$698	$242	$38,144	$40,198
Loans				4,633	4,633
Total	1,114	698	242	42,777	44,831

Watch rating
Software products				179	179
Total financing receivables	$1,114	$698	$242	$42,956	$45,010

	As of March 31, 2012
			Greater than
	0-29 days	30-90 days	90 days		Total
	past	past	past		financing
	invoice date	invoice date	invoice date	Unbilled	receivables
Pass rating
Software products	$4,997	$1,165	$68	$36,202	$42,432
Loans				5,467	5,467
Total	4,997	1,165	68	41,669	47,899

Watch rating
Software products				179	179
Total financing receivables	$4,997	$1,165	$68	$41,848	$48,078

As of September 30, 2012 and March 31, 2012, the allowance for credit losses on our financing receivables was $179,000.

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

The foreign currency net gains or (losses) for the three months ended September 30, 2012 and 2011 were ($1.8 million) and $1.5 million, respectively, and for the six months ended September 30, 2012 and 2011 were ($1.1 million) and $569,000, respectively. The hedging transaction net gains or (losses) from foreign exchange derivative contracts for the three months ended September 30, 2012 and 2011 were $684,000 and ($332,000), respectively, and for the six months ended September 30, 2012 and 2011 were $471,000 and ($588,000), respectively. These amounts were recorded to “administrative and general” in the condensed consolidated statements of comprehensive income.

The Company has derivative contracts maturing through October 2012 to sell $2.6 million and purchase $15.6 million in foreign currencies at September 30, 2012 and had derivative contracts maturing through April 2012 to sell $5.5 million and purchase $9.6 million in foreign currencies at March 31, 2012.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2012
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash equivalents - money market funds	$3,177	$3,177	-	-

Liabilities:

Foreign exchange derivatives	$48	-	$48	-

	As of March 31, 2012
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash equivalents - money market funds	$25,391	$25,391	-	-

Liabilities:

Foreign exchange derivatives	$27	-	$27	-

Non-financial assets such as goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. See note 7 of the condensed consolidated financial statements for further information.

Note 5 - Computation of Earnings per Common Share

Earnings per common share data were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Basic earnings per share:	2012	2011	2012	2011

Numerator:
Net income	$10,594	$22,679	$21,062	$39,664

Denominator:
Weighted-average common shares outstanding	215,633	218,521	216,566	218,373
Basic earnings per share	$0.05	$0.10	$0.10	$0.18

Diluted earnings per share:

Numerator:
Net income	$10,594	$22,679	$21,062	$39,664

Denominator:
Weighted-average common shares outstanding	215,633	218,521	216,566	218,373
Dilutive effect of stock awards	4,337	3,604	4,142	4,439
Total shares	219,970	222,125	220,708	222,812
Diluted earnings per share	$0.05	$0.10	$0.10	$0.18

During the three months ended September 30, 2012 and 2011, stock awards to purchase 6.9 million and 12.6 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive and stock awards to purchase 1.7 million and 1.5 million shares, respectively, were excluded from the calculation because the performance conditions for vesting had not yet been met. During the six months ended September 30, 2012 and 2011, stock awards to purchase 11.5 million and 6.9 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive and stock awards to purchase 1.6 million and 1.5 million shares, respectively, were excluded from the calculation because the performance conditions for vesting had not yet been met. See note 6 for a discussion of options with performance conditions and performance based stock awards.

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

Covisint Corporation (“Covisint”), a subsidiary of the Company, maintains a stock benefit plan referred to as the 2009 Long-Term Incentive Plan (“2009 Covisint LTIP”) allowing the Board of Directors of Covisint to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or restricted stock unit awards and cash incentive awards to employees and directors of Covisint and the Company.

ESOP/401(k)

Effective April 1, 2012, the Company implemented a matching program for the 401(k) component of the ESOP/401(k). The Company matches 33% of employees’ 401(k) contributions up to 2% of eligible earnings. Matching contributions by the Company vest 100% when an employee attains three years of service with the Company. During the three months and six months ended September 30, 2012, the Company expensed $1.1 million and $2.4 million, respectively, related to this program.

Stock Option Activity

Options that Vest Based on Service Conditions Only

A summary of activity for options that vest based on service conditions only under the Company’s stock-based compensation plans as of September 30, 2012, and changes during the six months then ended is presented below (shares and intrinsic value in thousands):

	Six Months Ended
	September 30, 2012
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term in Years	Value
Options outstanding as of March 31, 2012	21,620	$8.06
Granted	1,466	9.94
Exercised	(1,480)	6.16		$4,314
Forfeited	(293)	10.04
Cancelled/expired	(123)	10.04
Options outstanding as of September 30, 2012	21,190	$8.29	6.73	$35,334

Options vested and expected to vest, net of estimated forfeitures, as of September 30, 2012	20,014	$8.25	6.62	$34,230

Options exercisable as of September 30, 2012	12,041	$8.00	5.61	$23,504

The average fair value of stock options vested during the six months ending September 30, 2012 and 2011 was $4.00 and $4.58 per share, respectively.

Options that Vest Based on both Performance and Service Conditions

During the second quarter of 2013, stock options that vest based on both service and performance conditions were granted to certain employees of the Company. The performance conditions are based on company-wide revenue and earnings targets and it is not deemed probable that these targets will be achieved as of September 30, 2012.

A summary of activity for options that vest based on the achievement of both service and performance conditions under the Company’s stock-based compensation plans as of September 30, 2012, and changes during the six months then ended is presented below (shares and intrinsic value in thousands):

Six Months Ended
September 30, 2012
Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term in Years	Value
Options outstanding as of March 31, 2012	-	$-
Granted	3,748	9.79
Options outstanding as of September 30, 2012	3,748	$9.79	9.98	$484

Options vested and expected to vest, net of estimated forfeitures, as of September 30, 2012	-	$-	-	$-

Options exercisable as of September 30, 2012	-	$-	-	$-

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes option pricing model were as follows:

	Six Months Ended
	September 30,
	2012	2011

Expected volatility	40.81%	39.87%
Risk-free interest rate	0.95%	1.72%
Expected lives at date of grant (in years)	6.3	5.8
Weighted-average fair value of the options granted	$4.03	$4.04

Restricted Stock Units and Performance-Based Stock Awards Activity

A summary of non-vested restricted stock units (“RSUs”) and performance-based stock awards (“PSAs” and collectively “Non-vested RSU”) activity under the Company’s 2007 LTIP as of September 30, 2012 and changes during the six months then ended is presented below (shares and intrinsic value in thousands):

	Six Months Ended
	September 30, 2012
		Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value

Non-vested RSU outstanding as of March 31, 2012	4,553
Granted	916	$9.59
Released	(767)		$6,977
Forfeited	(27)
Non-vested RSU outstanding as of September 30, 2012	4,675

Approximately 42,000 performance-based stock awards were granted during the second quarter of 2013. The performance vesting conditions for these awards are based on company-wide revenue and earnings targets and it is not deemed probable that these targets will be achieved as of September 30, 2012.

Covisint Corporation 2009 Long-Term Incentive Plan

As of September 30, 2012, there were 119,000 stock options outstanding from the 2009 Covisint LTIP. These options will vest only if, prior to August 26, 2015, Covisint completes an initial public offering (“IPO”) or if there is a change of control of Covisint.

The individuals who received stock options from the 2009 Covisint LTIP were also awarded PSAs from the Company’s 2007 LTIP. There were 1.4 million PSAs outstanding as of September 30, 2012. These PSAs will vest only if Covisint does not complete an IPO or a change of control transaction by August 25, 2015, and the Covisint business meets a pre-defined revenue target for any four consecutive calendar quarters ending prior to August 26, 2015.

Stock Awards Compensation

Stock award compensation expense was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock-based compensation classified as:

Cost of maintenance fees	$235	$274	$452	$402
Cost of subscription fees	18	32	53	60
Cost of professional services	68	40	160	233
Cost of application services	387	515	709	942
Technology development and support	730	750	1,374	1,080
Sales and marketing	1,403	1,767	3,187	3,053
Administrative and general	4,049	3,282	9,244	6,213

Total stock-based compensation expense before income tax provision	$6,890	$6,660	$15,179	$11,983

As of September 30, 2012, it is expected that total unrecognized compensation cost of $38.2 million, net of estimated forfeitures, related to nonvested equity awards that are expected to vest will be recognized over a weighted-average period of approximately 2.28 years.

Note 7 – Goodwill, Capitalized Software and Other Intangible Assets

Goodwill

The Company has the following reporting units: Application Performance Management (“APM”), Mainframe (“MF”), Changepoint (“CP”), Uniface (“UF”), Professional Services (“PS”) and Covisint Application Services (“AS” or “Covisint”). The changes in the carrying amount of goodwill by reporting unit during the six months ended September 30, 2012 are summarized as follows (in thousands):

	APM	MF	CP	UF	PS	AS	Total
Goodwill as of March 31, 2012	$477,632	$140,591	$22,084	$21,285	$114,912	$25,385	$801,889

Effect of foreign currency translation	(6,986)	(4)	(1)	(1)	92	-	(6,900)

Goodwill as of September 30, 2012	$470,646	$140,587	$22,083	$21,284	$115,004	$25,385	$794,989

Capitalized software and other intangible assets

The components of the Company’s capitalized software and other intangible assets are as follows (in thousands):

	As of September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,455		$4,455

Amortized intangible assets:
Capitalized software
Internally developed	233,633	$(182,281)	51,352
Purchased	166,084	(138,594)	27,490
Customer relationship	52,089	(23,248)	28,841
Other	19,911	(14,654)	5,257
Total amortized intangible assets	$471,717	$(358,777)	$112,940

	As of March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,443		$4,443

Amortized intangible assets:
Capitalized software
Internally developed	218,049	$(175,018)	43,031
Purchased	167,041	(133,925)	33,116
Customer relationship	52,196	(21,153)	31,043
Other	20,247	(12,907)	7,340
Total amortized intangible assets	$457,533	$(343,003)	$114,530

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

Amortization of intangible assets

Amortization expense of capitalized software, customer relationship and other intangible assets were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Amortized intangible assets:
Capitalized software
Internally developed	$3,793	$3,185	$7,263	$6,160
Purchased	2,372	2,545	4,779	3,727
Customer relationship	1,041	1,176	2,085	2,263
Other	898	1,287	1,817	1,775
Total amortization expense	$8,104	$8,193	$15,944	$13,925

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

Based on the capitalized software, customer relationship and other intangible assets recorded through September 30, 2012, the annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (in thousands):

	Fiscal Year Ended March 31,
	2013	2014	2015	2016	2017	Thereafter
Amortized intangible assets:
Capitalized software	$25,330	$23,923	$18,607	$14,789	$6,897	$1,338
Customer relationship	4,163	4,119	4,119	4,119	3,954	10,452
Other	3,386	2,958	730	-	-	-

Total amortization expense	$32,879	$31,000	$23,456	$18,908	$10,851	$11,790

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

	Three Months Ended
	September 30, 2012
							Unallocated
	APM	MF	CP	UF	PS	AS	Expenses	Total

Software license fees	$17,942	$9,773	$2,068	$1,891	$-	$-	$-	$31,674

Maintenance fees	22,410	68,378	4,052	7,357	-	-	-	102,197

Subscription fees	19,544	-	687	-	-	-	-	20,231

Professional services fees	7,184	674	3,317	1,095	33,684	-	-	45,954

Application services fees	-	-	-	-	-	20,542	-	20,542

Total revenues	67,080	78,825	10,124	10,343	33,684	20,542	-	220,598

Operating expenses	74,059	20,284	10,752	4,606	28,138	20,051	45,534	203,424

Contribution /operating margin	$(6,979)	$58,541	$(628)	$5,737	$5,546	$491	$(45,534)	$17,174

	Three Months Ended
	September 30, 2011
							Unallocated
	APM	MF	CP	UF	PS	AS	Expenses	Total

Software license fees	$18,329	$38,456	$2,136	$2,790	$-	$-	$-	$61,711

Maintenance fees	19,129	78,019	3,913	8,019	-	-	-	109,080

Subscription fees	18,599	-	502	-	-	-	-	19,101

Professional services fees	6,787	1,569	4,300	1,072	39,528	-	-	53,256

Application services fees	-	-	-	-	-	17,548	-	17,548

Total revenues	62,844	118,044	10,851	11,881	39,528	17,548	-	260,696

Operating expenses	79,932	24,129	10,944	5,151	31,662	19,835	50,883	222,536

Contribution /operating margin	$(17,088)	$93,915	$(93)	$6,730	$7,866	$(2,287)	$(50,883)	$38,160

	Six Months Ended
	September 30, 2012
							Unallocated
	APM	MF	CP	UF	PS	AS	Expenses	Total

Software license fees	$40,299	$18,823	$2,861	$3,685	$-	$-	$-	$65,668

Maintenance fees	43,175	138,924	8,182	14,865	-	-	-	205,146

Subscription fees	39,396	-	1,314	-	-	-	-	40,710

Professional services fees	15,379	967	6,761	2,271	68,728	-	-	94,106

Application services fees	-	-	-	-	-	41,129	-	41,129

Total revenues	138,249	158,714	19,118	20,821	68,728	41,129	-	446,759

Operating expenses	150,155	43,129	20,441	10,025	57,058	38,067	94,147	413,022

Contribution /operating margin	$(11,906)	$115,585	$(1,323)	$10,796	$11,670	$3,062	$(94,147)	$33,737

	Six Months Ended
	September 30, 2011
							Unallocated
	APM	MF	CP	UF	PS	AS	Expenses	Total

Software license fees	$29,782	$57,154	$4,130	$4,771	$-	$-	$-	$95,837

Maintenance fees	37,562	154,994	7,752	15,757	-	-	-	216,065

Subscription fees	37,260	-	965	-	-	-	-	38,225

Professional services fees	13,753	3,402	7,970	2,278	79,425	-	-	106,828

Application services fees	-	-	-	-	-	33,715	-	33,715

Total revenues	118,357	215,550	20,817	22,806	79,425	33,715	-	490,670

Operating expenses	149,371	48,205	22,306	10,551	63,251	36,669	102,540	432,893

Contribution /operating margin	$(31,014)	$167,345	$(1,489)	$12,255	$16,174	$(2,954)	$(102,540)	$57,777

The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly such information is not provided.

Financial information regarding geographic operations is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011 (1)	2012	2011 (1)
Revenues:
United States	$138,032	$163,709	$282,876	$306,723
Europe and Africa	46,527	57,214	95,901	111,818
Other international operations	36,039	39,773	67,982	72,129
Total revenues	$220,598	$260,696	$446,759	$490,670

(1)	September 30, 2011 amounts between the United States, Europe and Africa and other international operations have been reclassified to conform to the current year presentation.

	As of	As of
	September 30,	March 31,
	2012	2012
Long-lived assets
United States	$964,964	$961,202
Austria	204,295	214,615
Other	24,044	24,210
Total long-lived assets	$1,193,303	$1,200,027

Long-lived assets are comprised of property and equipment, goodwill and capitalized software.

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

As of September 30, 2012 and March 31, 2012, the Company’s debt balance under its credit facility was $59.3 million and $45.0 million, respectively, and was classified as long term.

The credit facility contains various covenant requirements, including limitations on liens; indebtedness; mergers, consolidations and acquisitions; asset sales; dividends; investments, loans and advances from the Company; transactions with affiliates; and limits additional borrowing outside of the facility to $250 million. The credit facility is also subject to maximum total debt to EBITDA and minimum fixed charge coverage financial covenants. Additionally, the Company is required to maintain at least a 0.25 to 1.0 cushion below its consolidated total leverage ratio maximum of 2.5 to 1.0 on a pro forma basis in the case of any stock repurchases, acquisitions or dividends in excess of $50 million in any fiscal year. The Company was in compliance with the covenants under the credit facility at September 30, 2012.

Borrowings under the credit facility bear interest at the base rate (the greatest of the prime rate, the federal funds effective rate plus one percent, or the daily LIBOR rate plus one percent) or the Eurodollar rate, at the Company’s option, plus the applicable margin (which is based on the level of maximum total debt to EBITDA ratio). As of September 30, 2012, interest rates on outstanding borrowings were at a weighted average rate of 2.2%. The Company pays a quarterly fee on the credit facility based on the applicable margin grid. Interest and fees related to the credit facility were $404,000 and $741,000 during the three months ended September 30, 2012 and 2011, respectively, and were $886,000 and $788,000 during the six months ended September 30, 2012 and 2011, respectively.

Cash paid for interest during the second quarter of 2013 and 2012 was $419,000 and $965,000, respectively. Cash paid for interest during the first six months of 2013 and 2012 was $931,000 and $1.4 million, respectively.

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
Detroit, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of September 30, 2012, and the related condensed consolidated statements of comprehensive income and cash flows for the three-month and six-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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
November 6, 2012

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

In this section, we first discuss our results of operations on a business unit or segment basis. We evaluate segment performance based primarily on operating profit before certain charges such as internal information system support, finance, human resources, legal, administration and other corporate charges. Following the segment discussion, we then provide a separate discussion of the material period-to-period changes in our operating expenses, other income and income taxes as reflected on our income statement.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Summary of Risk Factors

●	A substantial portion of our mainframe segment revenue is dependent on our customers’ continued use of International Business Machines Corporation and IBM-compatible products.

●	Changes in the financial services industry could have a negative impact on our revenue and margins.

●	Our product revenue is dependent on the acceptance of our pricing structure for software licenses, maintenance services and web performance services.

●	Maintenance revenue could decline.

●
Our primary source of profitability is from our mainframe segment. If revenues in this segment decline before we significantly increase margins in other operating segments, our profitability may decline.

●
The markets for web performance services are at an early stage of development with emerging competitors. If these markets do not develop or develop more slowly than we expect, or if there is an increase in competition, our revenue may decline or fail to grow.

●	The success of our combined dynaTrace Enterprise and Gomez SaaS solutions is dependent on customer acceptance of these offerings.

●
The market for application services is in its early stages of development with emerging competitors. As the market matures, competition may increase and could have a material negative impact on our results of operations.

●	If we are not successful in maintaining our professional services strategy, our margins may decline materially.

●
We may fail to achieve our forecasted financial results due to inaccurate sales forecasts or other unpredictable factors. If we fail to meet the expectations of analysts or investors, our stock price could decline substantially.

●	Economic uncertainties or slowdowns may reduce demand for our products and services, which may have a material adverse effect on our revenues and operating results.

●
Defects or disruptions in our web performance services or application services networks or interruptions or delays in service would impair the delivery of our on-demand service and could diminish demand for our services and subject us to substantial liability.

●
Future changes in the U.S. domestic automotive manufacturing business could reduce demand for our professional services and Covisint application services, which may have a material negative effect on our revenues and operating results.

●
If the fair value of our long-lived assets deteriorated below the carrying value of these assets, recognition of an impairment loss would be required, which could materially and adversely affect our financial results.

COMPUWARE CORPORATION AND SUBSIDIARIES

●	Our software technology may infringe the proprietary rights of others.

●	Our results could be adversely affected by increased competition, pricing pressures and technological changes within the software products market.

●	The market for professional services is highly competitive, fragmented and characterized by low barriers to entry.

●	We must develop or acquire product enhancements and new products to maintain our success.

●	Acquisitions may be difficult to integrate, disrupt our business or divert the attention of our management and may result in financial results that are different than expected.

●	We are exposed to exchange rate risks on foreign currencies and to other international risks that may adversely affect our business and results of operations.

●	Current laws may not adequately protect our proprietary rights.

●	The loss of certain key employees and technical personnel or our inability to hire additional qualified personnel could have a material adverse effect on our business.

●	Unanticipated changes in our effective tax rates, or exposure to additional income tax liabilities, could affect our profitability.

●	Our stock repurchase plan may be suspended or terminated at any time, which may result in a decrease in our stock price.

●
Acts of terrorism, acts of war and other unforeseen events may cause damage or disruption to us or our customers, which could materially and adversely affect our business, financial condition and operating results.

●	Our articles of incorporation, bylaws and rights agreement as well as certain provisions of Michigan law may have an anti-takeover effect.

OVERVIEW

We deliver value to businesses by providing software solutions (both on-premises and SaaS models), professional services and application services that improve the performance of information technology organizations.

Our primary source of profitability and cash flow is the sale of our mainframe productivity tools (“mainframe”) that are used within our customers’ mainframe computing environments for fault diagnosis, file and data management, application performance monitoring and application debugging. We have experienced lower volumes of software license transactions for our mainframe solutions in preceding years and during the first half of 2013 causing an overall downward trend in our mainframe product revenues which we expect to continue. Changes in our current customer IT computing environments and spending habits have impacted their need for additional mainframe computing capacity. In addition, increased competition and pricing pressures have had a negative impact on our revenues. Customers utilize our products to reduce operating costs, increase programmer productivity and create a smooth transition to the next generation of mainframe environment programmers. We will continue to make strategic enhancements to our mainframe solutions through research and development investments with the goal of meeting customer needs and maintaining a maintenance renewal rate of approximately 90%. The cash flow generated from our mainframe business supports our growth segments.

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

We have also identified the secure collaboration services market, served by our Covisint application services, as a key source of revenue growth. Technology has allowed business communities, organizations and systems to globally connect and share vital information, applications and processes across their internal and extended enterprises. Our Covisint services, which are provided on a platform-as-a-service basis to customers primarily in the automotive and U.S. healthcare industries, create an environment that simplifies and secures this collaboration atmosphere. The need for these services is growing across all business segments. Our focus in the manufacturing industry is on enabling automakers to connect, engage and collaborate on mission critical business processes with their suppliers, customers and business partners. Our focus in the healthcare industry is on enabling hospitals, physicians and government entities to share electronic patient health and medical records.

We also continue to enhance our Changepoint and Uniface solutions primarily through research and development expenditures.

Our Changepoint solution provides a single automated solution for professional services organizations to forecast and plan, as well as manage resources, projects and client engagements. In addition, for project-centric organizations, Changepoint provides a cohesive and consolidated view of projects, investments, resources and applications to help manage the entire business portfolio.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Quarterly Update

The following occurred during the second quarter of 2013:

•
Experienced a decline in total revenue of $40.1 million during the second quarter of 2013 as compared to the second quarter of 2012 due to a $30.0 million decline in software license fees, a $7.3 million decline in professional services fees and a $6.9 million decline in maintenance fees partially offset by a $3.0 million increase in application services fees and a $1.1 million increase in subscription fees.

•
Experienced a decline in operating margin to 7.8% during the second quarter of 2013 as compared to 14.6% during the second quarter of 2012 due primarily to the reduction in mainframe revenue (see “Business Segment Analysis” for additional information).

•
Software solutions revenue declined $37.2 million or 18.3% for the second quarter of 2013 as compared to the second quarter of 2012 due primarily to a $39.2 million decline in mainframe revenue partially offset by a $4.2 million increase in APM revenue. Software solutions contribution margin declined to 34.1% during the second quarter of 2013 from 41.0% during the second quarter of 2012 due to the decline in mainframe revenue which generates higher margins than other segments.

•
Professional services segment revenue declined $5.8 million or 14.8% during the second quarter of 2013 as compared to the second quarter of 2012. Contribution margin declined to 16.5% in the second quarter of 2013 from 19.9% during the second quarter of 2012 due to the reduction in revenue (see “Professional Services” for additional information).

•
Covisint revenue increased $3.0 million or 17.1% from the second quarter of 2012. Contribution margin increased to 2.4% in the second quarter of 2013 from negative 13.0% during the second quarter of 2012 due to the increase in revenue.

•	Repurchased 3.2 million shares of our common stock at an average price of $9.48 per share.

In July 2012, General Motors Company announced its intention to significantly reduce the use of outsourced information technology services over the next three to five years.  If General Motors were to reduce its use of our application services and professional services, we could experience a rapid decline in professional services and application services revenue and contribution margin over a relatively short period of time.

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

	Software Solutions							Unallocated
Three Months Ended:	APM	MF	CP	UF	Total	PS	AS	Expenses	Total

September 30, 2012

Total revenues	$67,080	$78,825	$10,124	$10,343	$166,372	$33,684	$20,542	$-	$220,598

Operating expenses	74,059	20,284	10,752	4,606	109,701	28,138	20,051	45,534	203,424

Contribution /operating margin	$(6,979)	$58,541	$(628)	$5,737	$56,671	$5,546	$491	$(45,534)	$17,174

Margin %	(10.4%)	74.3%	(6.2%)	55.5%	34.1%	16.5%	2.4%	N/A	7.8%

September 30, 2011

Total revenues	$62,844	$118,044	$10,851	$11,881	$203,620	$39,528	$17,548	$-	$260,696

Operating expenses	79,932	24,129	10,944	5,151	120,156	31,662	19,835	50,883	222,536

Contribution /operating margin	$(17,088)	$93,915	$(93)	$6,730	$83,464	$7,866	$(2,287)	$(50,883)	$38,160

Margin %	(27.2%)	79.6%	(0.9%)	56.6%	41.0%	19.9%	(13.0%)	N/A	14.6%

	Software Solutions							Unallocated
Six Months Ended:	APM	MF	CP	UF	Total	PS	AS	Expenses	Total

September 30, 2012

Total revenues	$138,249	$158,714	$19,118	$20,821	$336,902	$68,728	$41,129	$-	$446,759

Operating expenses	150,155	43,129	20,441	10,025	223,750	57,058	38,067	94,147	413,022

Contribution /operating margin	$(11,906)	$115,585	$(1,323)	$10,796	$113,152	$11,670	$3,062	$(94,147)	$33,737

Margin %	(8.6%)	72.8%	(6.9%)	51.9%	33.6%	17.0%	7.4%	N/A	7.6%

September 30, 2011

Total revenues	$118,357	$215,550	$20,817	$22,806	$377,530	$79,425	$33,715	$-	$490,670

Operating expenses	149,371	48,205	22,306	10,551	230,433	63,251	36,669	102,540	432,893

Contribution /operating margin	$(31,014)	$167,345	$(1,489)	$12,255	$147,097	$16,174	$(2,954)	$(102,540)	$57,777

Margin %	(26.2%)	77.6%	(7.2%)	53.7%	39.0%	20.4%	(8.8%)	N/A	11.8%

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

Revenue associated with our software solutions consists of software license fees, maintenance fees, subscription fees and professional services fees (software related services). Software solutions revenues are presented in the table below (in thousands):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2012	2011	% Change	2012	2011	% Change
Software license fees	$31,674	$61,711	(48.7)%	$65,668	$95,837	(31.5)%
Maintenance fees	102,197	109,080	(6.3)	205,146	216,065	(5.1)
Subscription fees	20,231	19,101	5.9	40,710	38,225	6.5
Professional services fees	12,270	13,728	(10.6)	25,378	27,403	(7.4)
Total software solutions revenue	$166,372	$203,620	(18.3)%	$336,902	$377,530	(10.8)%

Software license fees (“license fees”) decreased $30.0 million during the second quarter of 2013 and $30.2 million during the first six months of 2013, which included a negative impact from foreign currency fluctuations of $1.1 million and $2.7 million for the second quarter and the first six months of 2013, respectively. Excluding the impact from foreign currency fluctuations, license fees declined $28.9 million and $27.5 million for the second quarter and first six months of 2013, respectively. These decreases were primarily due to a decline in mainframe license revenue. The decrease for the first six months of 2013 was partially offset by an increase in APM software license revenue (see the discussion within “Software Solutions by Business Segment” for more details).

During the second quarters of 2013 and 2012, for software license transactions that were required to be recognized ratably, we deferred $4.7 million and $2.5 million, respectively, of license fees relating to such transactions that closed during the period. We recognized as license fees $7.3 million and $12.3 million of previously deferred license revenue during the second quarters of 2013 and 2012, respectively, relating to such transactions that closed and had been deferred prior to the beginning of the period.

During the first six months of 2013 and 2012, for software license transactions that were required to be recognized ratably, we deferred $8.9 million and $5.4 million, respectively, of license fees relating to such transactions that closed during the period. We recognized as license fees $15.2 million and $25.9 million of previously deferred license revenue during the first six months of 2013 and 2012, respectively, relating to such transactions that closed and had been deferred prior to the beginning of the period.

COMPUWARE CORPORATION AND SUBSIDIARIES

Maintenance fees decreased $6.9 million during the second quarter of 2013 and $10.9 million during the first six months of 2013, which included a negative impact from foreign currency fluctuations of $4.6 million and $9.0 million for the second quarter and first six months of 2013, respectively. Excluding the impact from foreign currency fluctuations, maintenance fees declined $2.3 million and $1.9 million for the second quarter and first six months of 2013, respectively. Although we continue to experience a high maintenance renewal rate with our current mainframe customers, the decline in mainframe license transactions throughout the past several years is impacting mainframe maintenance revenue as new or growth customers are not entirely replacing the maintenance revenue loss from the non-renewed or reduced capacity mainframe maintenance arrangements. The declines in mainframe maintenance fees in both periods were partially offset by an increase in APM and Changepoint maintenance fees.

Subscription fees increased $1.1 million during the second quarter of 2013 and $2.5 million during the first six months of 2013, which included a negative impact from foreign currency fluctuations of $360,000 and $777,000 for the second quarter and first six months of 2013, respectively. The improvements in subscription fees over the prior year periods were primarily a result of new SaaS solution sales exceeding customer cancellations during the previous year.

Professional services fees within our software solutions business segments decreased $1.5 million and $2.0 million during the second quarter and first six months of 2013, respectively. The declines in professional services fees over the prior year periods occurred within our mainframe and Changepoint segments due to declines in new software license sales.

Software solutions revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011 (1)	2012	2011 (1)
United States	$86,946	$109,245	$178,748	$198,995
Europe and Africa	45,508	56,033	93,912	109,044
Other international operations	33,918	38,342	64,242	69,491
Total software solutions revenue	$166,372	$203,620	$336,902	$377,530

(1)	September 30, 2011 amounts between the United States, Europe and Africa and other international operations have been reclassified to conform to the current year presentation.

COMPUWARE CORPORATION AND SUBSIDIARIES

Software Solutions by Business Segment

Application Performance Management

The financial results of operations for our APM segment were as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2012	2011	% Change	2012	2011	% Change
Revenue
Software license fees	$17,942	$18,329	(2.1)%	$40,299	$29,782	35.3%
Maintenance fees	22,410	19,129	17.2	43,175	37,562	14.9
Subscription fees	19,544	18,599	5.1	39,396	37,260	5.7
Professional services fees	7,184	6,787	5.8	15,379	13,753	11.8
Total revenue	67,080	62,844	6.7	138,249	118,357	16.8

Operating expenses	74,059	79,932	(7.3)	150,155	149,371	0.5

Contribution margin	$(6,979)	$(17,088)	59.2%	$(11,906)	$(31,014)	61.6%

Contribution margin %	(10.4%)	(27.2%)		(8.6%)	(26.2%)

APM segment revenue increased $4.2 million during the second quarter of 2013 due primarily to increased maintenance and subscription fees.  The increase in maintenance and subscription fees is primarily the result of new sales exceeding customer cancellations during the previous year. Additionally, during the second quarter of 2013, on-premises license revenue in the U.S. and Canada increased $3.6 million compared to 2012, offset by a $3.6 million decline in on-premises license revenue in Europe and a small decline in other international operations. We have made changes in our European APM sales management and expect to grow on-premises license revenues in Europe in the future.

Operating expenses declined during the second quarter of 2013 due to reductions in headcount and marketing expenses related to a continuing focus on cost containment during 2013.

APM segment revenue increased $19.9 million during the first six months of 2013 due primarily to increased license and maintenance fees related to the acquisition of dynaTrace during the second quarter of 2012. Additionally, subscription fees increased $2.1 million due to new SaaS solution sales exceeding customer cancellations during the previous year, and professional services fees increased $1.6 million due primarily to an increase in demand for our managed service offerings which are marketed as Guardian Services.

Operating expenses for the first six months of 2013 remained consistent with the prior year. The increased expense associated with the dynaTrace acquisition for the first quarter of 2013 as compared to the first quarter of 2012 was almost entirely offset by reductions in headcount and marketing expenses for the second quarter of 2013 as compared to the second quarter of 2012. Revenue growth for the first six months of 2013 exceeded the ongoing costs associated with the dynaTrace acquisition, which had a positive impact on our contribution margin for the first six months of 2013 as compared to the same period of the prior year.

COMPUWARE CORPORATION AND SUBSIDIARIES

Application performance management revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
United States	$36,342	$32,825	$76,400	$61,260
Europe and Africa	16,756	19,075	36,409	36,489
Other international operations	13,982	10,944	25,440	20,608
Total APM segment revenue	$67,080	$62,844	$138,249	$118,357

Mainframe

The financial results of operations for our Mainframe segment were as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2012	2011	% Change	2012	2011	% Change
Revenue
Software license fees	$9,773	$38,456	(74.6)%	$18,823	$57,154	(67.1)%
Maintenance fees	68,378	78,019	(12.4)	138,924	154,994	(10.4)
Professional services fees	674	1,569	(57.0)	967	3,402	(71.6)
Total revenue	78,825	118,044	(33.2)	158,714	215,550	(26.4)

Operating expenses	20,284	24,129	(15.9)	43,129	48,205	(10.5)

Contribution margin	$58,541	$93,915	(37.7)%	$115,585	$167,345	(30.9)%

Contribution margin %	74.3%	79.6%		72.8%	77.6%

Mainframe segment revenue declined $39.2 million for the second quarter of 2013 and $56.8 million for the first six months of 2013. The decline in revenue is primarily related to five large software license transactions that resulted in the recognition of $26.4 million in revenue during the first half of 2012. Three of these transactions totaling $22.0 million in license fees were recognized during the second quarter of 2012. Furthermore, the reduction in revenue is consistent with the overall downward trend in our mainframe product revenues we have experienced throughout the past several years. Changes in our current customers’ IT computing environments and spending habits have reduced their demand for additional mainframe computing capacity. In addition, increased pricing pressures, competition and the effects of foreign exchange rate changes have had a negative impact on our revenues. We intend to continue to make strategic enhancements to our mainframe solutions through research and development investments, including a new product we expect to release during the third quarter of 2013 which combines dynaTrace and Strobe to provide application performance management for the mainframe.

COMPUWARE CORPORATION AND SUBSIDIARIES

Because many of our costs are relatively fixed, the decline in mainframe revenue resulted in a decline in contribution margin for both the second quarter and the first six months of 2013 as compared to the same periods of the prior year.

Mainframe revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
United States	$44,190	$70,263	$90,398	$125,628
Europe and Africa	19,708	25,733	39,346	50,805
Other international operations	14,927	22,048	28,970	39,117
Total Mainframe segment revenue	$78,825	$118,044	$158,714	$215,550

Changepoint

 The financial results of operations for our Changepoint segment were as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2012	2011	% Change	2012	2011	% Change
Revenue
Software license fees	$2,068	$2,136	(3.2)%	$2,861	$4,130	(30.7)%
Maintenance fees	4,052	3,913	3.6	8,182	7,752	5.5
Subscription fees	687	502	36.9	1,314	965	36.2
Professional services fees	3,317	4,300	(22.9)	6,761	7,970	(15.2)
Total revenue	10,124	10,851	(6.7)	19,118	20,817	(8.2)

Operating expenses	10,752	10,944	(1.8)	20,441	22,306	(8.4)

Contribution margin	$(628)	$(93)	(575.3)%	$(1,323)	$(1,489)	11.1%

Contribution margin %	(6.2%)	(0.9%)		(6.9%)	(7.2%)

Changepoint segment revenue declined $727,000 for the second quarter of 2013 and $1.7 million for the first six months of 2013 due to a decline in software license fees and professional services fees, partially offset by an increase in maintenance fees and subscription fees.

The decrease in contribution margin for the second quarter of 2013 is related primarily to the decline in revenue as operating expenses remained consistent with the second quarter of 2012.

The improvement in contribution margin for the first six months of 2013 resulted from the $1.9 million decline in operating expenses related to the capitalization of research and development costs for the Changepoint software upgrade, which was in the technological feasibility phase of development during the first quarter of 2013 resulting in the capitalization of the associated development costs. During the first half of 2012, this project was in the preliminary project stage of development, so all costs were expensed when incurred. We released this upgrade in July 2012.

COMPUWARE CORPORATION AND SUBSIDIARIES

Changepoint revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
United States	$5,103	$5,063	$9,207	$9,486
Europe and Africa	1,743	2,460	3,610	5,366
Other international operations	3,278	3,328	6,301	5,965
Total Changepoint segment revenue	$10,124	$10,851	$19,118	$20,817

Uniface

The financial results of operations for our Uniface segment were as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2012	2011	% Change	2012	2011	% Change
Revenue
Software license fees	$1,891	$2,790	(32.2)%	$3,685	$4,771	(22.8)%
Maintenance fees	7,357	8,019	(8.3)	14,865	15,757	(5.7)
Professional services fees	1,095	1,072	2.1	2,271	2,278	(0.3)
Total revenue	10,343	11,881	(12.9)	20,821	22,806	(8.7)

Operating expenses	4,606	5,151	(10.6)	10,025	10,551	(5.0)

Contribution margin	$5,737	$6,730	(14.8)%	$10,796	$12,255	(11.9)%

Contribution margin %	55.5%	56.6%		51.9%	53.7%

Uniface segment revenue decreased $1.5 million for the second quarter of 2013 and $2.0 million for the first six months of 2013 primarily due to the negative impact of foreign currency on software license and maintenance fees and, to a lesser extent, a decline in sales volume. Operating expenses for the second quarter and first six months of 2013 also declined due to the impact of foreign currency and reduced sales, but contribution margin declined due to the proportionately higher decrease in revenue.

COMPUWARE CORPORATION AND SUBSIDIARIES

Uniface revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
United States	$1,311	$1,094	$2,743	$2,621
Europe and Africa	7,301	8,765	14,547	16,384
Other international operations	1,731	2,022	3,531	3,801
Total Uniface segment revenue	$10,343	$11,881	$20,821	$22,806

Professional Services

The financial results of operations for our professional services segment were as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2012	2011	% Change	2012	2011	% Change
Professional services fees	$33,684	$39,528	(14.8)%	$68,728	$79,425	(13.5)%

Operating expenses	28,138	31,662	(11.1)	57,058	63,251	(9.8)

Contribution margin	$5,546	$7,866	(29.5)%	$11,670	$16,174	(27.8)%

Contribution margin %	16.5%	19.9%		17.0%	20.4%

Professional services segment fees decreased $5.8 million for the second quarter of 2013 and $10.7 million for the first six months of 2013 primarily due to a decline in application development services for customers within the financial services industry. Several large projects for these customers were completed during 2012 and have not yet been replaced, resulting in the decline in revenue for the second quarter and the first six months of 2013.

Operating expenses decreased $3.5 million for the second quarter of 2013 and $6.2 million for the first six months of 2013 primarily due to a decline in subcontractor costs associated with the large financial services projects noted above as well as headcount reductions and a decline in bonus expense due to lower company-wide revenue and earnings attainment. The reduction in contribution margin for the second quarter and first six months of 2013 was due to a decline in our utilization rate associated with the decline in revenue.

COMPUWARE CORPORATION AND SUBSIDIARIES

Professional services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011 (1)	2012	2011 (1)
United States	$33,526	$39,192	$68,554	$78,571
Europe and Africa	22	243	22	760
Other international operations	136	93	152	94
Total professional services segment revenue	$33,684	$39,528	$68,728	$79,425

(1)	September 30, 2011 amounts between the United States, Europe and Africa and other international operations have been reclassified to conform to the current year presentation.

Application Services

The financial results of operations for our Covisint application services segment were as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2012	2011	% Change	2012	2011	% Change
Application services fees	$20,542	$17,548	17.1%	$41,129	$33,715	22.0%

Operating expenses	20,051	19,835	1.1	38,067	36,669	3.8

Contribution margin	$491	$(2,287)	121.5%	$3,062	$(2,954)	203.7%

Contribution margin %	2.4%	(13.0%)		7.4%	(8.8%)

Covisint services are provided  to customers primarily in the automotive and healthcare industries. Application services segment fees increased $3.0 million for the second quarter of 2013 due to growth in recurring revenue.

Application services segment fees increased $7.4 million for the first six months of 2013 due to growth from both recurring and professional services fees across automotive and healthcare customers as well as customers in other industries.

As of September 30, 2012 and September 30, 2011, backlog for the application services segment was approximately $108.9 million and $106.7 million, respectively. Backlog represents contractually committed arrangements that have yet to be recognized.

In anticipation of capitalizing on the growth of the secure collaboration services market, we hired additional developers, customer support and sales personnel, and we increased the capacity of our global application services network during 2012. Operating expenses increased $216,000 during the second quarter of 2013 and $1.4 million during the first six months of 2013 due to these investments partially offset by an increase in capitalized research and development costs. During the second quarter of 2013, our revenue growth exceeded the ongoing additional costs from these investments, resulting in the increase in contribution margin over the prior year.

COMPUWARE CORPORATION AND SUBSIDIARIES

Application services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
United States	$17,560	$15,272	$35,574	$29,157
Europe and Africa	997	938	1,967	2,014
Other international operations	1,985	1,338	3,588	2,544
Total application services segment revenue	$20,542	$17,548	$41,129	$33,715

(1)	September 30, 2011 amounts between the United States, Europe and Africa and other international operations have been reclassified to conform to the current year presentation.

Unallocated Expenses

Unallocated expenses include costs associated with internal technology and the corporate executive, finance, human resources, administrative, legal, communications and investor relations departments. In addition, unallocated expenses include all facility-related costs, such as rent, building depreciation, maintenance and utilities associated with our worldwide offices. Significant changes in these areas are discussed in “Operating Expenses” under “Technology Development and Support” and “Administrative and General”.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Cost of software license fees is presented in the table below (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2012	2011	Change	2012	2011	Change
Cost of software license fees	$4,904	$4,770	2.8%	$9,729	$8,306	17.1%

Percentage of software license fees	15.5%	7.7%		14.8%	8.7%

During the second quarter of 2013, cost of software license fees remained consistent with the prior year while software license fees declined, resulting in the increase in cost of software license fees as a percentage of software license fees. During the first six months of 2013, cost of software license fees increased $1.4 million due primarily to amortization expense on intangible assets acquired as part of the dynaTrace acquisition during the second quarter of 2012, resulting in the increase in software license fees as a percentage of software license fees.

Cost of Maintenance Fees

Cost of maintenance fees consists of the direct costs allocated to maintenance and product support such as helpdesk and technical support.

Cost of maintenance fees is presented in the table below (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2012	2011	Change	2012	2011	Change
Cost of maintenance fees	$9,068	$9,773	(7.2)%	$18,014	$19,304	(6.7)%

Percentage of maintenance fees	8.9%	9.0%		8.8%	8.9%

Cost of maintenance fees decreased $705,000 and $1.3 million during the second quarter and first six months of 2013, respectively, primarily resulting from a reduction in maintenance costs related to our APM products.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Cost of subscription fees is presented in the table below (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2012	2011	Change	2012	2011	Change
Cost of subscription fees	$7,827	$7,774	0.7%	$15,220	$14,901	2.1%

Percentage of subscription fees	38.7%	40.7%		37.4%	39.0%

Cost of subscription fees increased $53,000 during the second quarter of 2013 and $319,000 during the first six months of 2013 primarily due to increased amortization of capitalized research and development costs. We continued to invest in research and development throughout 2012 and the first half of 2013 which increased the amortizable base.

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

Cost of professional services is presented in the table below (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2012	2011	Change	2012	2011	Change
Cost of professional services	$40,085	$46,100	(13.0)%	$82,386	$91,219	(9.7)%

Percentage of professional services fees	87.2%	86.6%		87.5%	85.4%

Cost of professional services decreased $6.0 million during the second quarter of 2013 and $8.8 million during the first six months of 2013. The decrease was primarily due to a decline in subcontractor costs to support the activity in our professional services segment and a decline in salaries and benefits expense due to headcount reduction (see “Professional Services” discussion above for additional information).

The increase in cost of professional services as a percentage of professional services fees for the second quarter and first six months of 2013 was primarily due to the decline in professional services fees associated with the decline in our utilization rate. Many of the costs associated with our professional services fees, specifically salary and benefits expenses, do not fluctuate with changes in revenue.

COMPUWARE CORPORATION AND SUBSIDIARIES

Cost of Application Services

Cost of application services consists primarily of personnel-related costs of providing application services, including billable and technical staff, subcontractors and sales personnel.

Cost of application services is presented in the table below (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2012	2011	Change	2012	2011	Change
Cost of application services	$18,989	$19,835	(4.3)%	$36,710	$36,669	0.1%

Percentage of application services fees	92.4%	113.0%		89.3%	108.8%

Cost of application services decreased $846,000 during the second quarter of 2013 primarily due to a reduction in bonus expense related to lower company-wide revenue and earnings attainment partially offset by an increase in salaries and benefits costs related to the hiring of additional developers, sales and customer support personnel to support the growth of the application services business segment.

Cost of application services was consistent with the prior year for the first six months of 2013. Although salaries and benefits expense increased from the prior year due to the hiring of additional personnel, the increase was offset by a decline in bonus and commission expense.

The decrease in cost of application services as a percentage of application services fees for both the second quarter of 2013 and the first six months of 2013 was due to the proportionately larger increase in application services fees than the increase in cost of application services fees.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Technology development and support costs incurred internally and capitalized are presented in the table below (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2012	2011	Change	2012	2011	Change
Technology development and support costs incurred	$30,723	$30,397	1.1%	$62,663	$57,525	8.9%

Capitalized internal software costs	(3,174)	(3,657)	(13.2)	(8,617)	(6,084)	41.6

Technology development and support costs expensed	$27,549	$26,740	3.0%	$54,046	$51,441	5.1%

Technology development and support costs expensed as a percentage of software solutions revenue	16.6%	13.1%		16.0%	13.6%

Technology development and support before capitalized internal software costs increased $326,000 for the second quarter of 2013 and $5.1 million during the first six months of 2013. The increase primarily relates to higher compensation and benefits costs due to the hiring of developers and customer support personnel to support the growth of the APM segment, including those hired through the dynaTrace acquisition in the second quarter of 2012. The increase in costs for the second quarter of 2013 was offset by a reduction in bonus expense resulting from lower company-wide revenue and earnings attainment.

Technology development and support as a percentage of software solutions revenues increased from the prior year primarily due to the decline in revenue and increased costs.

The change in capitalized internal software costs from the prior year relates primarily to the timing of projects that are in the capitalization phase of development. During both the second quarter of 2013 and the second quarter of 2012, new product releases within our APM segment were in the capitalization phase of development. During the first six months of 2013, a new product release for Changepoint was also in the capitalization phase of development as well as the APM product releases, resulting in the increase in capitalized research and development costs from the prior year.

Sales and Marketing

Sales and marketing costs consist primarily of personnel related costs associated with product sales, sales support and marketing for our product offerings.

COMPUWARE CORPORATION AND SUBSIDIARIES

Sales and marketing costs are presented in the table below (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2012	2011	Change	2012	2011	Change
Sales and marketing costs	$56,641	$65,577	(13.6)%	$118,831	$127,572	(6.9)%

Percentage of software solutions revenue	34.0%	32.2%		35.3%	33.8%

Sales and marketing costs declined $8.9 million for the second quarter of 2013 and $8.7 million for the first six months of 2013 due primarily to decreased compensation and travel expense associated with headcount reduction, primarily in Europe. Additionally, bonus and commission expense declined from the prior year due to lower company-wide revenue and earnings attainment.

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

Administrative and general expenses are presented in the table below (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2012	2011	Change	2012	2011	Change
Administrative and general expenses	$38,361	$41,967	(8.6)%	$78,086	$83,481	(6.5)%

Administrative and general costs decreased $3.6 million during the second quarter of 2013 and $5.4 million during the first six months of 2013 due primarily to a decline in bonus expense resulting from lower company-wide revenue and earnings attainment.

OTHER INCOME (EXPENSE)

Other income (expense), net consists primarily of interest income realized from our cash and cash equivalents, interest earned on our financing receivables and income generated from our investment in a partially owned company offset by interest expense primarily associated with our long-term debt.

COMPUWARE CORPORATION AND SUBSIDIARIES

Other income (expense) is presented in the table below (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2012	2011	Change	2012	2011	Change
Interest income	$397	$958	(58.6)%	$967	$1,959	(50.6)%
Interest expense	(415)	(1,130)	63.3	(986)	(1,553)	36.5
Other	(69)	164	(142.1)	(16)	584	(102.7)
Other income, net	$(87)	$(8)	(987.5)%	$(35)	$990	(103.5)%

The decline in interest income is primarily due to the reduction in cash and cash equivalents resulting from cash used to purchase dynaTrace in 2012, repayments on our outstanding debt, our share repurchases and, to a lesser extent, a decline in interest income related to our installment receivables.

The decrease in interest expense is related to interest on borrowings under the line of credit. Borrowings were incurred primarily to fund a portion of the dynaTrace acquisition during the second quarter of 2012 and to continue the share repurchase program. The average outstanding debt balance during the second quarter of 2012 was approximately $128 million as compared to approximately $32 million and $49 million during the first and second quarters of 2013, respectively.

INCOME TAXES

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements and net operating loss and credit carryforwards.

The income tax provision and effective tax rate are presented in the table below (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		%	September 30,		%
	2012	2011	Change	2012	2011	Change
Income tax provision	$6,493	$15,473	(58.0)%	$12,640	$19,103	(33.8)%

Effective tax rate	38.0%	40.6%		37.5%	32.5%

The Company’s effective tax rate for the six months ended September 30, 2012 was 37.5% compared to 32.5% for the six months ended September 30, 2011. The effective tax rate was higher primarily due to a reversal of the valuation allowance associated with the Brownfield Redevelopment (“Brownfield”) tax credit resulting in a $5.0 million reduction to the Company’s income tax provision for the six months ended September 30, 2011. The reversal was recorded as a result of legislation enacted in May 2011 that amended Michigan’s Income Tax Act to implement a comprehensive set of tax changes effective January 2012. One part of the legislation contains provisions that replaced the Michigan Business Tax (“MBT”) with a new corporate income tax. Certain credits allowed under the MBT, including the Brownfield tax credit, will continue to be effective under the revised Income Tax Act. This allows the Company to reduce its future tax liability for the duration of the credit carryforward period.

COMPUWARE CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at September 30, 2012. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our annual report on Form 10-K for the year ended March 31, 2012 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in note 1 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of 2012.

Goodwill Impairment Evaluation

The goodwill balance by reporting unit as of September 30, 2012 is presented as follows (in thousands):

	APM	MF	CP	UF	PS	AS	Total
Goodwill as of March 31, 2012	$477,632	$140,591	$22,084	$21,285	$114,912	$25,385	$801,889

Effect of foreign currency translation	(6,986)	(4)	(1)	(1)	92	-	(6,900)

Goodwill as of September 30, 2012	$470,646	$140,587	$22,083	$21,284	$115,004	$25,385	$794,989

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

We continue to monitor the risk of future goodwill impairment for the professional services reporting unit, which has a goodwill balance of $115.0 million at September 30, 2012. We believe the decline in revenue and margin for the first half of 2013 compared to the first half of 2012 is temporary due to the expiration of certain projects as discussed in “Professional Services” above. However, if we are unable to increase both revenues and margins, we may have a triggering event and we could be required to reduce the value of goodwill associated with the professional services reporting unit.  The contribution margin percentage for the first six months of 2013 was 17.0% as compared to 20.4%, 16.1%, 16.7% and 10.0% for the first six months of 2012, fiscal years 2012, 2011 and 2010, respectively. There has been no triggering event since March 31, 2012.

COMPUWARE CORPORATION AND SUBSIDIARIES

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

The fair value of the professional services reporting unit was estimated at March 31, 2012,  primarily using a discounted cash flow model. Assumptions used in the model that have the most significant effect are our estimated growth rates and estimated weighted average cost of capital.

The events and circumstances that could affect our key assumptions for the professional services reporting unit and the analysis of fair value include the following:

●	Our ability to achieve sales productivity at a level to achieve the profitability in the forecast period.
●	Failure of our billable staff to meet their utilization or rate targets.
●	Our ability to hire and retain sales, technology and management personnel.
●	Future negative changes in the U.S. economy.
●	Increased competition and pricing pressures within the professional services market.

COMPUWARE CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, cash and cash equivalents totaled $63.5 million, compared to $99.2 million at March 31, 2012.

Net cash provided by operating activities

Net cash provided by operating activities during the first six months of 2013 was $16.3 million, which represents a $15.4 million decline from the first six months of 2012. The decrease was primarily due to a $17.7 million reduction in cash received from customers resulting from the decrease in revenue as compared to the prior year, a $2.2 million reduction in net interest received due to a large interest payment received from ForeSee Results, Inc. during the first quarter of 2012 and a $2.3 million increase in cash paid for income taxes in 2013. The decrease was partially offset by a $6.3 million reduction in cash paid to suppliers primarily related to fewer subcontractors.

The condensed consolidated statements of cash flows compute net cash from operating activities using the indirect cash flow method. Therefore non-cash adjustments and net changes in assets and liabilities (net of effects from currency fluctuations) are adjusted from net income to derive net cash from operating activities.

Changes in accounts receivable and deferred revenue have typically represented the most significant adjustments to net income to arrive at operating cash flow as we allow for deferred payment terms on multi-year products contracts. The impact of the net decrease in accounts receivable as compared to the prior year was $48.7 million and primarily related to the reduction in revenue from large software license deals and the timing of billings from multi-year product arrangements for the first six months of 2013 as compared to the first six months of 2012. The impact of the net decrease in deferred revenue was $18.9 million and primarily related to the decline in multi-year mainframe maintenance transactions during the first six months of 2013 compared to the first six months of 2012.

Additionally, the impact of the net decrease in accounts payable and accrued expenses as compared to the prior year was $31.4 million and primarily related to the reduction in the bonus accrual due to lower revenue and earnings attainment for the first six months of 2013 as compared to the first six months of 2012.

We believe our existing cash resources and cash flow from operations will be sufficient to meet operating cash needs for the foreseeable future.

Net cash used in investing activities

Net cash used in investing activities during the first six months of 2013 was $30.0 million, which represents a $245.2 million decrease in cash used as compared to the first six months of 2012 due primarily to the $249.3 million in cash used to acquire dynaTrace during the second quarter of 2012.

We will continue to evaluate business acquisition opportunities that fit our strategic plans. If the cash consideration for a future acquisition or combination of acquisitions were to exceed our operating cash balance resources, we would probably further utilize our credit facility and may need to seek additional financing.

COMPUWARE CORPORATION AND SUBSIDIARIES

Net cash provided by (used in) financing activities

Net cash used in financing activities during the first six months of 2013 was $20.4 million. Net cash provided by financing activities during the first six months of 2012 was $130.2 million, resulting in a net decrease to cash of $150.6 million for the first six months of 2013 as compared to the same period of the prior year.

The decrease was primarily due to a $73.9 million reduction in proceeds from borrowings, a $41.5 million increase in purchases of common stock and a $37.4 million increase in payments on borrowings. The proceeds from borrowings during the first six months of 2012 were used to fund the dynaTrace acquisition. The proceeds from borrowings during the first six months of 2013 were used to fund our repurchases of common stock.

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

As of September 30, 2012, approximately $177.8 million remains authorized for future purchases under the Discretionary Plan. The authorization will remain in effect until exhausted absent further action of the Board.

Our long-term goal for the Discretionary Plan is to reduce our outstanding common share count to approximately 200 million shares, though we may adjust our goals based on our cash position and market conditions. Share repurchases under the Discretionary Plan are funded primarily through our operating cash flow and funds from our credit facility.

In May 2012, the Board of Directors authorized a Rule 10b5-1 repurchase program that was implemented during the first quarter of 2013 through which we repurchased shares pursuant to a predetermined formula without regard to the quarterly black-out periods. This plan utilized funds under the previous authorization described above and expired in October 2012.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations are described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our annual report on Form 10-K for the year ended March 31, 2012. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business since the end of 2012.

COMPUWARE CORPORATION AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. There have been no material changes to our foreign exchange risk management strategy or our investment standards subsequent to March 31, 2012. Therefore, the market risks remain substantially unchanged since we filed the annual report on Form 10-K for the year ending March 31, 2012.

The value of the Euro has been adversely affected by recent developments in Europe and has had a negative effect on our revenues compared to rates in effect during the comparable periods of the prior year. Our foreign currency denominated expenses supply a natural offset to the majority of revenues denominated in foreign currencies resulting in a much less significant impact from currency fluctuations on income from operations. Annually, we perform a sensitivity analysis to assess the potential loss that a 10% positive or negative change in foreign currency exchange rates would have on our income from operations. Based on that analysis, we believe such a change would not materially affect our consolidated financial position, results of operations or cash flows.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1A.	Risk Factors

In July 2012, our largest customer for the Covisint and professional services segments announced it planned to reduce its use of outsourced information technology services during the next three to five years.  As a result, the risk factor included within Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 entitled “Future changes in the U.S. domestic automotive manufacturing business could reduce demand for our professional services and Covisint application services, which may have a material negative effect on our revenues and operating results” is amended and restated in its entirety as follows:

Future changes in the U.S. domestic automotive manufacturing business could reduce demand for our professional services and Covisint application services, which may have a material negative effect on our revenues and operating results.

A substantial portion of our worldwide professional services revenue and the Covisint application services revenue has been generated from customers in the automotive industry, with General Motors Company currently our largest customer.  General Motors announced in July 2012 that it intends to significantly reduce its use of outsourced information technology services over the next three to five years. If General Motors were to terminate or significantly curtail its relationship with us, we could experience a rapid decline in professional services and application services revenue and contribution margin over a relatively short period of time.

In addition, negative developments in the automotive manufacturing industry generally, including restructuring, cost reduction efforts and bankruptcies, could reduce the demand for our services and increase the collection risk of accounts receivable from these customers, which could have a material adverse effect on our professional services and application services results of operations and margins in these business segments.

Except as set forth above, there have been no material changes to the risk factors set forth in “Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

COMPUWARE CORPORATION AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of common stock for the quarter ended September 30, 2012:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)

For the month ended July 31, 2012	1,497,234	$9.06	1,497,234	$194,703,000

For the month ended August 31, 2012	748,659	9.58	748,659	187,531,000

For the month ended September 30, 2012	974,361	10.03	974,361	177,758,000

Total	3,220,254	$9.48	3,220,254

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

In May 2012, the Board of Directors adopted a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to repurchase our common stock. A broker selected by us had the authority under the terms and limitations specified in the plan to repurchase shares on our behalf in accordance with the terms of the plan without further direction from us. This repurchase program allowed us to repurchase shares pursuant to a predetermined formula without regard to the quarterly black-out periods. This plan utilized funds under the previous authorization described above and expired in October 2012.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference to the filing indicated with which it was previously filed. The Company’s SEC file number is 000-20900.

Exhibit Number	Description of Document

3.1	Restated Articles of Incorporation of Compuware Corporation, as amended, as of September 7, 2012

10.140	Compuware Fiscal Year 2013 Executive Incentive Plan (Section 16) (Company’s Form 8-K filed September 14, 2012)

10.141	Form of Stock Option Agreement (Company’s Form 8-K filed September 14, 2012)

10.142	Post-Retirement Consulting Agreement, dated October 25, 2012, between the Company and Peter Karmanos, Jr. (Company’s Form 8-K filed October 29, 2012)

15	Independent Registered Public Accounting Firm’s Awareness Letter

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUWARE CORPORATION

Date:	November 6, 2012	By: /s/ Robert C. Paul

Robert C. Paul
Chief Executive Officer
(principal executive officer)

Date:	November 6, 2012	By: /s/ Laura L. Fournier

Laura L. Fournier
Executive Vice President,
Chief Financial Officer and Treasurer
(principal financial officer and
principal accounting officer)