Form 10-Q
period 2012-12-31
COMPUWARE CORP
filed 2013-02-06
CIK 859014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐ (Do not check if a smaller reporting company)      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

As of February 4, 2013, there were outstanding 212,214,825 shares of Common Stock, par value $.01, of the registrant.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	December 31,	March 31,
ASSETS	2012	2012

CURRENT ASSETS:
Cash and cash equivalents	$64,884	$99,180
Accounts receivable, net	449,964	455,427
Deferred tax asset, net	38,669	37,665
Income taxes refundable	3,693	14,807
Prepaid expenses and other current assets	32,377	34,279
Total current assets	589,587	641,358

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	314,404	321,991

CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	119,041	118,973

ACCOUNTS RECEIVABLE	190,613	205,869

DEFERRED TAX ASSET, NET	36,254	40,672

GOODWILL	799,823	801,889

OTHER ASSETS	35,202	36,786

TOTAL ASSETS	$2,084,924	$2,167,538

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,509	$16,169
Accrued expenses	98,171	119,834
Income taxes payable	14,883	3,919
Deferred revenue	413,446	447,050
Total current liabilities	540,009	586,972

LONG TERM DEBT	70,000	45,000

DEFERRED REVENUE	311,036	373,359

ACCRUED EXPENSES	29,139	30,109

DEFERRED TAX LIABILITY, NET	84,648	82,161
Total liabilities	1,034,832	1,117,601

SHAREHOLDERS' EQUITY:
Common stock	2,121	2,175
Additional paid-in capital	692,133	685,904
Retained earnings	368,445	372,408
Accumulated other comprehensive loss	(12,607)	(10,550)
Total shareholders' equity	1,050,092	1,049,937

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,084,924	$2,167,538

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
REVENUES:
Software license fees	$64,831	$57,121	$130,499	$152,958
Maintenance fees	102,341	106,843	307,487	322,908
Subscription fees	20,793	19,931	61,503	58,156
Professional services fees	46,049	50,575	140,155	157,403
Application services fees	23,852	18,587	64,981	52,302

Total revenues	257,866	253,057	704,625	743,727

OPERATING EXPENSES:
Cost of software license fees	5,388	4,844	15,117	13,150
Cost of maintenance fees	8,639	9,603	26,653	28,907
Cost of subscription fees	7,603	7,291	22,823	22,192
Cost of professional services	39,694	45,277	122,080	136,496
Cost of application services	20,758	17,265	57,468	53,934
Technology development and support	25,629	27,265	79,675	78,706
Sales and marketing	65,773	69,683	184,604	197,255
Administrative and general	44,733	39,236	122,819	122,717

Total operating expenses	218,217	220,464	631,239	653,357

INCOME FROM OPERATIONS	39,649	32,593	73,386	90,370

OTHER INCOME (EXPENSE), NET	(55)	231	(90)	1,221

INCOME BEFORE INCOME TAX PROVISION	39,594	32,824	73,296	91,591

INCOME TAX PROVISION	14,254	11,236	26,894	30,339

NET INCOME	$25,340	$21,588	$46,402	$61,252

Basic earnings per share	$0.12	$0.10	$0.22	$0.28

Diluted earnings per share	$0.12	$0.10	$0.21	$0.28

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX
Foreign currency translation adjustments	$4,690	$(7,485)	$(3,322)	$(25,703)

TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	831	(8,682)	(1,265)	(7,747)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	3,859	1,197	(2,057)	(17,956)

COMPREHENSIVE INCOME	$29,199	$22,785	$44,345	$43,296

See notes to condensed consolidated financial statements.

 COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2012	2011
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$46,402	61,252
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	49,358	44,706
Stock award compensation	20,663	17,555
Deferred income taxes	6,172	7,460
Other	552	221
Net change in assets and liabilities, net of effects from currency fluctuations and acquisitions:
Accounts receivable	17,140	(14,201)
Prepaid expenses and other current assets	(2,024)	1,940
Other assets	6,632	(3,451)
Accounts payable and accrued expenses	(24,868)	783
Deferred revenue	(91,181)	(53,184)
Income taxes	20,122	10,604
Net cash provided by operating activities	48,968	73,685

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of:
Business, net of cash acquired	-	(249,337)
Property and equipment	(18,241)	(15,879)
Capitalized software	(24,817)	(18,346)
Other	(1,400)	(575)
Net cash used in investing activities	(44,458)	(284,137)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings	142,800	180,200
Payments on borrowings	(117,800)	(70,200)
Net proceeds from exercise of stock awards including excess tax benefits	11,965	8,503
Employee contribution to stock purchase plans	2,046	2,101
Repurchase of common stock	(76,366)	(4,259)
Net cash provided by (used in) financing activities	(37,355)	116,345

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,451)	(3,936)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(34,296)	(98,043)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	99,180	180,244

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,884	$82,201

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2012, final amounts may differ from these estimates.

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

We sometimes enter into arrangements that include both software related deliverables (licensed software products, maintenance services or software related professional services) and non-software deliverables (web performance services, professional services unrelated to our software products or application services). Our web performance services and application services do not qualify as software deliverables because our license grant does not allow the customer the right or capability to take possession of the software. For arrangements that contain both software and non-software deliverables, in accordance with ASC 605 “Revenue Recognition,” we allocate the arrangement consideration to the non-software deliverables as a group, and to the software deliverables as a group (the “Deliverable Groups”). We determine the selling price to allocate the arrangement consideration to the Deliverable Groups based on the following hierarchy of evidence: vendor specific objective evidence of selling price (“VSOE,” meaning price when sold separately) if available; third-party evidence of selling price if VSOE is not available; or best estimated selling price if neither VSOE nor third-party evidence is available. We currently are unable to establish VSOE or third-party evidence of selling price for either our software related deliverables or our non-software deliverables. Therefore, the best estimate of selling price for each Deliverable Group is determined primarily by considering various factors, including, but not limited to stated renewal rates in a contract, if any, the historical selling price of these deliverables in similar stand-alone transactions and pricing practices. Total arrangement consideration is then allocated on the basis of the Deliverable Group’s relative selling price.

Once we have allocated the arrangement consideration between the Deliverable Groups, we recognize revenue as described in the respective software license fees, maintenance fees, subscription fees, professional services fees and application services fees sections below.

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

The Company offers flexibility to customers purchasing licenses for its products and related maintenance. Terms of these transactions range from standard perpetual license sales that include one year of maintenance to large multi-year (generally two to five years), multi-product contracts. The Company allows deferred payment terms with installments collectable over the term of the contract. Based on the Company’s successful collection history for deferred payments, license fees (net of any financing fees) are generally recognized as revenue as discussed above. In certain transactions where it cannot be concluded that the fee is fixed or determinable due to the nature of the deferred payment terms, the Company recognizes revenue as payments become due. Financing fees are recognized as interest income over the term of the related receivable.

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

Application services fees

Our application services fees consist of fees related to our Covisint on-demand software including associated services. The arrangements do not provide customers the right to take possession of the software at any time, nor do the arrangements contain rights of return. Many of our application services fee contracts include a services project fee and a subscription fee for ongoing platform-as-a-service (“PaaS”) operations. Certain services related to these projects have stand-alone value (e.g., other vendors provide similar services) and qualify as a separate unit of accounting. Therefore, the services are recognized as delivered. For those services that do not have stand-alone value, the revenue is deferred and recognized over the longer of the committed term of the subscription agreement (generally one to five years) or the expected period the customer will receive benefit (generally five years). The recurring fees are recognized over the applicable service period.

Deferred revenue

Deferred revenue consists primarily of billed and unbilled maintenance and subscription fees related to the future service period of maintenance and subscription agreements in effect at the reporting date. Deferred license, software related services and application services fees are also included in deferred revenue for those arrangements that are being recognized over time. Sales commission costs that directly relate to revenue transactions that are deferred are recorded as “prepaid expenses and other current assets” or non-current “other assets”, as applicable, in the condensed consolidated balance sheets and recognized as "cost of application services" or “sales and marketing” expenses, as applicable, in the condensed consolidated statements of comprehensive income over the revenue recognition period of the related customer contracts.

Research and development

Research and development (“R&D”) costs primarily include the cost of programming personnel and amounted to $26.2 million and $22.6 million for the three months ended December 31, 2012 and 2011, respectively, and $77.7 million and $62.2 million for the nine months ended December 31, 2012 and 2011, respectively. R&D costs related to our software products and web performance services in the condensed consolidated statements of comprehensive income are reported as “technology development and support” and for our application services network, the costs are reported as “cost of application services”.

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

The Company’s effective tax rate for the nine months ended December 31, 2012 was 36.7% compared to 33.1% for the nine months ended December 31, 2011. The effective tax rate was higher primarily due to a reversal of the valuation allowance associated with the Brownfield Redevelopment (“Brownfield”) tax credit resulting in a $5.0 million reduction to the Company’s income tax provision for the nine months ended December 31, 2011. The reversal was recorded as a result of legislation enacted in May 2011 that amended Michigan’s Income Tax Act to implement a comprehensive set of tax changes effective January 2012. One part of the legislation contains provisions that replaced the Michigan Business Tax (“MBT”) with a new corporate income tax. Certain credits allowed under the MBT, including the Brownfield tax credit, will continue to be effective under the revised Income Tax Act. This will allow the Company to reduce its future tax liability for the duration of the credit carryforward period.

Cash paid for income taxes was $3.7 million and $11.6 million for the nine months ended December 31, 2012 and 2011, respectively.

The American Taxpayer Relief Act (“ATRA”) was signed into law on January 2, 2013. The ATRA extended the research and experimentation credit retroactively to January 1, 2012; under the prior law the credit expired on December 31, 2011. The new legislation extends the credit only through December 2013. The cumulative benefit of this reinstatement from January 2012 through March 2013 will be recognized entirely during the fourth quarter of fiscal 2013, and is not expected to be material.

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

As of December 31, 2012, our loans receivable balance consisted of a note due from ForeSee Results, Inc. The terms of the note require quarterly payments of principal and interest through March 31, 2015 at an annual interest rate of 7.0%.

The following is an aged analysis of our products and loans financing receivables based on invoice dates as of December 31, 2012 and March 31, 2012 (in thousands):

	As of December 31, 2012
			Greater than
	0-29 days	30-90 days	90 days		Total
	past	past	past		financing
	invoice date	invoice date	invoice date	Unbilled	receivables
Pass rating
Software products	$8,380	$739	$-	$43,018	$52,137
Loans				4,205	4,205
Total	8,380	739	-	47,223	56,342

Watch rating
Software products				179	179

Total financing receivables	$8,380	$739	$-	$47,402	$56,521

	As of March 31, 2012
			Greater than
	0-29 days	30-90 days	90 days		Total
	past	past	past		financing
	invoice date	invoice date	invoice date	Unbilled	receivables
Pass rating
Software products	$4,997	$1,165	$68	$36,202	$42,432
Loans				5,467	5,467
Total	4,997	1,165	68	41,669	47,899

Watch rating
Software products				179	179

Total financing receivables	$4,997	$1,165	$68	$41,848	$48,078

As of December 31, 2012 and March 31, 2012, the allowance for credit losses on our financing receivables was $179,000.

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

The foreign currency net gains or (losses) for the three months ended December 31, 2012 and 2011 were ($323,000) and $138,000, respectively, and for the nine months ended December 31, 2012 and 2011 were ($1.4 million) and $707,000, respectively. The hedging transaction net gains or (losses) from foreign exchange derivative contracts for the three months ended December 31, 2012 and 2011 were $54,000 and $98,000, respectively, and for the nine months ended December 31, 2012 and 2011 were $525,000 and ($490,000), respectively. These amounts were recorded to “administrative and general” in the condensed consolidated statements of comprehensive income.

The Company has derivative contracts maturing through January 2013 to sell $2.1 million and purchase $8.9 million in foreign currencies at December 31, 2012 and had derivative contracts maturing through April 2012 to sell $5.5 million and purchase $9.6 million in foreign currencies at March 31, 2012.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2012
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash equivalents - money market funds	$5,078	$5,078	-	-

Liabilities:

Foreign exchange derivatives	$8	-	$8	-

	As of March 31, 2012
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash equivalents - money market funds	$25,391	$25,391	-	-

Liabilities:

Foreign exchange derivatives	$27	-	$27	-

Non-financial assets such as goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. See note 7 of the condensed consolidated financial statements for further information.

Note 5 - Computation of Earnings per Common Share

Earnings per common share data were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Basic earnings per share:	2012	2011	2012	2011

Numerator:
Net income	$25,340	$21,588	$46,402	$61,252

Denominator:
Weighted-average common shares outstanding	212,836	218,534	215,318	218,427

Basic earnings per share	$0.12	$0.10	$0.22	$0.28

Diluted earnings per share:

Numerator:
Net income	$25,340	$21,588	$46,402	$61,252

Denominator:
Weighted-average common shares outstanding	212,836	218,534	215,318	218,427
Dilutive effect of stock awards	4,036	3,349	4,153	4,134

Total shares	216,872	221,883	219,471	222,561

Diluted earnings per share	$0.12	$0.10	$0.21	$0.28

During the three months ended December 31, 2012 and 2011, stock awards to purchase 7.8 million and 13.9 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive and stock awards to purchase 5.3 million and 1.4 million shares, respectively, were excluded from the calculation because the performance conditions for vesting had not yet been met. During the nine months ended December 31, 2012 and 2011, stock awards to purchase 11.8 million and 9.4 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive and stock awards to purchase 2.8 million and 1.5 million shares, respectively, were excluded from the calculation because the performance conditions for vesting had not yet been met. See note 6 for a discussion of options with performance conditions and performance based stock awards.

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

ESOP/401(k)

Effective April 1, 2012, the Company implemented a matching program for the 401(k) component of the ESOP/401(k). The Company matches 33% of employees’ 401(k) contributions up to 2% of eligible earnings. Matching contributions by the Company vest 100% when an employee attains three years of service with the Company. During the three months and nine months ended December 31, 2012, the Company expensed $900,000 and $3.3 million, respectively, related to this program.

Stock Option Activity

Options that Vest Based on Service Conditions Only

A summary of activity for options that vest based on service conditions only under the Company’s stock-based compensation plans as of December 31, 2012, and changes during the nine months then ended is presented below (shares and intrinsic value in thousands):

	Nine Months Ended
	December 31, 2012
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term in Years	Value
Options outstanding as of March 31, 2012	21,620	$8.06
Granted	1,536	9.92
Exercised	(1,929)	6.38		$5,405
Forfeited	(494)	10.06
Cancelled/expired	(195)	10.09
Options outstanding as of December 31, 2012	20,538	$8.30	6.59	$50,013

Options vested and expected to vest, net of estimated forfeitures, as of December 31, 2012	19,582	$8.26	6.49	$48,428

Options exercisable as of December 31, 2012	12,021	$8.05	5.41	$32,320

The average fair value of stock options vested during the nine months ending December 31, 2012 and 2011 was $4.14 and $4.72 per share, respectively.

Options that Vest Based on both Performance and Service Conditions

During the first nine months of 2013, stock options that vest based on both service and performance conditions were granted to certain employees of the Company. The performance conditions are based on company-wide revenue and earnings targets and it is not deemed probable that these targets will be achieved as of December 31, 2012.

A summary of activity for options that vest based on the achievement of both service and performance conditions under the Company’s stock-based compensation plans as of December 31, 2012, and changes during the nine months then ended is presented below (shares and intrinsic value in thousands):

Nine Months Ended
December 31, 2012
Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term in Years	Value
Options outstanding as of March 31, 2012	-	$-
Granted	3,838	9.79
Forfeited	(40)	9.73
Options outstanding as of December 31, 2012	3,798	$9.79	9.73	$3,470

Options vested and expected to vest, net of estimated forfeitures, as of December 31, 2012	-	$-	-	$-

Options exercisable as of December 31, 2012	-	$-	-	$-

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes option pricing model were as follows:

	Nine Months Ended
	December 31,
	2012	2011

Expected volatility	40.83%	39.87%
Risk-free interest rate	0.95%	1.72%
Expected lives at date of grant (in years)	6.3	5.8
Weighted-average fair value of the options granted	$4.02	$4.04

Restricted Stock Units and Performance-Based Stock Awards Activity

A summary of non-vested restricted stock units (“RSUs”) and performance-based stock awards (“PSAs” and collectively “Non-vested RSU”) activity under the Company’s 2007 LTIP as of December 31, 2012 and changes during the nine months then ended is presented below (shares and intrinsic value in thousands):

	Nine Months Ended
	December 31, 2012
		Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value

Non-vested RSU outstanding as of March 31, 2012	4,553
Granted	916	$9.59
Released	(815)		$7,409
Forfeited	(52)
Non-vested RSU outstanding as of December 31, 2012	4,602

Approximately 42,000 PSAs were granted during the first nine months of 2013. The performance vesting conditions for these awards are based on company-wide revenue and earnings targets and it is not deemed probable that these targets will be achieved as of December 31, 2012.

Covisint Corporation 2009 Long-Term Incentive Plan

As of December 31, 2012, there were 119,000 stock options outstanding from the 2009 Covisint LTIP. These options will vest only if, prior to August 26, 2015, Covisint completes an initial public offering (“IPO”) or if there is a change of control of Covisint. The Company has determined that these options may not satisfy certain requirements of Section 409A of the Internal Revenue Code (“Code”), and therefore offered recipients of these options an amendment which provides for fixed exercise dates for options that are so amended. The Company intends that such amendment will cure any failure of the options to comply with Section 409A of the Code without incurring penalties thereunder. In December 2012, 110,100 of the outstanding options were amended. The compensation cost will be based on the fair value of the modified award. In connection with the modification of the options, the Company has also agreed to reimburse the option holders who have accepted the amendment for certain negative personal tax implications incurred as a result of any violation of Section 409A of the Code that may later be found to have occurred. Any such reimbursement would also include a tax gross-up, resulting in the net reimbursement equaling any penalties incurred based on Section 409A of the Code.

The individuals who received stock options from the 2009 Covisint LTIP were also awarded PSAs from the Company’s 2007 LTIP. There were 1.4 million PSAs outstanding as of December 31, 2012. These PSAs will vest only if Covisint does not complete an IPO or a change of control transaction by August 25, 2015, and the Covisint business meets a pre-defined revenue target for any four consecutive calendar quarters ending prior to August 26, 2015.

As of December 31, 2012, unrecognized compensation cost related to Covisint Corporation options totaled approximately $21.6 million. This expense will be recognized over the requisite service period including a cumulative catch-up related to service provided through the date an IPO or change of control of Covisint occurs. If an IPO or change of control occurs prior to August 26, 2015, the PSAs granted to employees with Covisint stock options will be cancelled.  As a result, expense will be recognized for the Covisint stock options, but all prior expense taken for the PSAs for employees with Covisint stock options will be reversed.

Stock Awards Compensation

Stock award compensation expense was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Stock-based compensation classified as:

Cost of maintenance fees	$164	$202	$616	$604
Cost of subscription fees	(47)	(68)	6	(8)
Cost of professional services	65	54	225	287
Cost of application services	396	254	1,105	1,196
Technology development and support	468	575	1,842	1,655
Sales and marketing	1,328	1,493	4,515	4,546
Administrative and general	3,110	3,062	12,354	9,275

Total stock-based compensation expense before income tax provision	$5,484	$5,572	$20,663	$17,555

As of December 31, 2012, it is expected that total unrecognized compensation cost of $31.9 million, net of estimated forfeitures, related to nonvested equity awards that are expected to vest will be recognized over a weighted-average period of approximately 2.06 years.

Note 7 – Goodwill, Capitalized Software and Other Intangible Assets

Goodwill

The Company has the following reporting units: Application Performance Management (“APM”), Mainframe (“MF”), Changepoint (“CP”), Uniface (“UF”), Professional Services (“PS”) and Covisint Application Services (“AS” or “Covisint”). The changes in the carrying amount of goodwill by reporting unit during the nine months ended December 31, 2012 are summarized as follows (in thousands):

	APM	MF	CP	UF	PS	AS	Total
Goodwill as of March 31, 2012	$477,632	$140,591	$22,084	$21,285	$114,912	$25,385	$801,889

Effect of foreign currency translation	(2,132)	(1)	-	-	67	-	(2,066)

Goodwill as of December 31, 2012	$475,500	$140,590	$22,084	$21,285	$114,979	$25,385	$799,823

Capitalized software and other intangible assets

The components of the Company’s capitalized software and other intangible assets are as follows (in thousands):

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,447		$4,447

Amortized intangible assets:
Capitalized software
Internally developed	242,867	$(186,246)	56,621
Purchased	165,866	(140,317)	25,549
Customer relationship	52,165	(24,294)	27,871
Other	20,140	(15,587)	4,553
Total amortized intangible assets	$481,038	$(366,444)	$114,594

	As of March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,443		$4,443

Amortized intangible assets:
Capitalized software
Internally developed	218,049	$(175,018)	43,031
Purchased	167,041	(133,925)	33,116
Customer relationship	52,196	(21,153)	31,043
Other	20,247	(12,907)	7,340
Total amortized intangible assets	$457,533	$(343,003)	$114,530

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

Amortization of intangible assets

Amortization expense of capitalized software, customer relationship and other intangible assets were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Amortized intangible assets:
Capitalized software
Internally developed	$3,965	$3,323	$11,228	$9,483
Purchased	2,420	2,711	7,199	6,438
Customer relationship	1,045	1,164	3,130	3,427
Other	826	1,092	2,643	2,867

Total amortization expense	$8,256	$8,290	$24,200	$22,215

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

Based on the capitalized software, customer relationship and other intangible assets recorded through December 31, 2012, the annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (in thousands):

	Fiscal Year Ended March 31,
	2013	2014	2015	2016	2017	Thereafter
Amortized intangible assets:
Capitalized software	$25,287	$25,930	$20,697	$17,095	$8,758	$2,830
Customer relationship	4,168	4,127	4,127	4,127	3,963	10,489
Other	3,414	3,034	748	-	-	-

Total amortization expense	$32,869	$33,091	$25,572	$21,222	$12,721	$13,319

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

	Three Months Ended
	December 31, 2012
							Unallocated
	APM	MF	CP	UF	PS	AS	Expenses	Total

Software license fees	$33,938	$24,743	$2,684	$3,466	$-	$-	$-	$64,831

Maintenance fees	23,369	67,048	4,139	7,785	-	-	-	102,341

Subscription fees	20,130	-	663	-	-	-	-	20,793

Professional services fees	7,624	673	3,137	1,413	33,202	-	-	46,049

Application services fees	-	-	-	-	-	23,852	-	23,852

Total revenues	85,061	92,464	10,623	12,664	33,202	23,852	-	257,866

Operating expenses	76,773	24,727	10,951	5,254	28,264	21,664	50,584	218,217

Contribution / operating margin	$8,288	$67,737	$(328)	$7,410	$4,938	$2,188	$(50,584)	$39,649

	Three Months Ended
	December 31, 2011
							Unallocated
	APM	MF	CP	UF	PS	AS	Expenses	Total

Software license fees	$24,360	$26,720	$3,513	$2,528	$-	$-	$-	$57,121

Maintenance fees	19,441	75,782	3,895	7,725	-	-	-	106,843

Subscription fees	19,379	-	552	-	-	-	-	19,931

Professional services fees	8,893	558	4,517	981	35,626	-	-	50,575

Application services fees	-	-	-	-	-	18,587	-	18,587

Total revenues	72,073	103,060	12,477	11,234	35,626	18,587	-	253,057

Operating expenses	82,118	24,721	11,683	5,044	31,794	17,265	47,839	220,464

Contribution / operating margin	$(10,045)	$78,339	$794	$6,190	$3,832	$1,322	$(47,839)	$32,593

	Nine Months Ended
	December 31, 2012
							Unallocated
	APM	MF	CP	UF	PS	AS	Expenses	Total

Software license fees	$74,237	$43,566	$5,545	$7,151	$-	$-	$-	$130,499

Maintenance fees	66,544	205,972	12,321	22,650	-	-	-	307,487

Subscription fees	59,526	-	1,977	-	-	-	-	61,503

Professional services fees	23,003	1,640	9,898	3,684	101,930	-	-	140,155

Application services fees	-	-	-	-	-	64,981	-	64,981

Total revenues	223,310	251,178	29,741	33,485	101,930	64,981	-	704,625

Operating expenses	226,928	67,856	31,392	15,279	85,322	59,731	144,731	631,239

Contribution / operating margin	$(3,618)	$183,322	$(1,651)	$18,206	$16,608	$5,250	$(144,731)	$73,386

	Nine Months Ended
	December 31, 2011
							Unallocated
	APM	MF	CP	UF	PS	AS	Expenses	Total

Software license fees	$54,142	$83,874	$7,643	$7,299	$-	$-	$-	$152,958

Maintenance fees	57,003	230,776	11,647	23,482	-	-	-	322,908

Subscription fees	56,639	-	1,517	-	-	-	-	58,156

Professional services fees	22,646	3,960	12,487	3,259	115,051	-	-	157,403

Application services fees	-	-	-	-	-	52,302	-	52,302

Total revenues	190,430	318,610	33,294	34,040	115,051	52,302	-	743,727

Operating expenses	231,489	72,926	33,989	15,595	95,045	53,934	150,379	653,357

Contribution / operating margin	$(41,059)	$245,684	$(695)	$18,445	$20,006	$(1,632)	$(150,379)	$90,370

The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly such information is not provided.

Financial information regarding geographic operations is presented in the table below (in thousands):
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011 (1)	2012	2011 (1)
Revenues:
United States	$159,622	$151,100	$442,498	$457,823
Europe and Africa	59,315	65,938	155,216	177,756
Other international operations	38,929	36,019	106,911	108,148
Total revenues	$257,866	$253,057	$704,625	$743,727

(1)	December 31, 2011 amounts between the United States, Europe and Africa and other international operations have been reclassified to conform to the current year presentation.

	As of	As of
	December 31,	March 31,
	2012	2012
Long-lived assets
United States	$962,753	$961,202
Austria	208,314	214,615
Other	25,330	24,210
Total long-lived assets	$1,196,397	$1,200,027

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

As of December 31, 2012 and March 31, 2012, the Company’s debt balance under its credit facility was $70.0 million and $45.0 million, respectively, and was classified as long term.

The credit facility contains various covenant requirements, including limitations on liens; indebtedness; mergers, consolidations and acquisitions; asset sales; dividends; investments, loans and advances from the Company; transactions with affiliates; and limits additional borrowing outside of the facility to $250 million. The credit facility is also subject to maximum total debt to EBITDA and minimum fixed charge coverage financial covenants. Additionally, the Company is required to maintain at least a 0.25 to 1.0 cushion below its consolidated total leverage ratio maximum of 2.5 to 1.0 on a pro forma basis in the case of any stock repurchases, acquisitions or dividends in excess of $50 million in any fiscal year. The Company was in compliance with the covenants under the credit facility at December 31, 2012.

Borrowings under the credit facility bear interest at the base rate (the greatest of the prime rate, the federal funds effective rate plus one percent, or the daily LIBOR rate plus one percent) or the Eurodollar rate, at the Company’s option, plus the applicable margin (which is based on the level of maximum total debt to EBITDA ratio). For the nine months ended December 31, 2012, interest rates on outstanding borrowings were at a weighted average rate of 1.9%. The Company pays a quarterly fee on the credit facility based on the applicable margin grid. Interest and fees related to the credit facility were $487,000 and $651,000 during the three months ended December 31, 2012 and 2011, respectively, and were $1.4 million and $1.4 million during the nine months ended December 31, 2012 and 2011, respectively.

Cash paid for interest during the third quarter of 2013 and 2012 was $471,000 and $983,000, respectively. Cash paid for interest during the first nine months of 2013 and 2012 was $1.4 million and $2.4 million, respectively.

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
Detroit, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of December 31, 2012, and the related condensed consolidated statements of comprehensive income and cash flows for the three-month and nine-month periods ended December 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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
February 6, 2013

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

In this section, we first discuss our results of operations on a business unit or segment basis. We evaluate segment performance based primarily on operating profit before certain charges such as internal information system support, finance, human resources, legal, administration and other corporate charges. Following the segment discussion, we then provide a separate discussion of the material period-to-period changes in our operating expenses, other income and income taxes as reflected on our statements of comprehensive income.

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

•	Our business could be negatively affected as a result of actions of shareholders or others.

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

•	Our software technology may infringe the proprietary rights of others.

•	Our results could be adversely affected by increased competition, pricing pressures and technological changes within the software products market.

•	The market for professional services is highly competitive, fragmented and characterized by low barriers to entry.

•	We must develop or acquire product enhancements and new products to maintain our success.

•	Acquisitions may be difficult to integrate, disrupt our business or divert the attention of our management and may result in financial results that are different than expected.

•	We are exposed to exchange rate risks on foreign currencies and to other international risks that may adversely affect our business and results of operations.

•	Current laws may not adequately protect our proprietary rights.

•	The loss of certain key employees and technical personnel or our inability to hire additional qualified personnel could have a material adverse effect on our business.

•	Unanticipated changes in our effective tax rates, or exposure to additional income tax liabilities, could affect our profitability.

•	Our stock repurchase plan and future dividend payments may be suspended or terminated at any time, which may result in a decrease in our stock price.

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

Our primary source of profitability and cash flow is the sale of our mainframe productivity tools (“mainframe”) that are used within our customers’ mainframe computing environments for fault diagnosis, file and data management, application performance monitoring and application debugging. We have experienced lower volumes of software license transactions for our mainframe solutions in recent years and during the first nine months of 2013 causing an overall downward trend in our mainframe product revenues which we expect to continue. Changes in our current customer IT computing environments and spending habits have impacted their need for additional mainframe computing capacity. In addition, increased competition and pricing pressures have had a negative impact on our revenues. Customers utilize our products to reduce operating costs, increase programmer productivity and create a smooth transition to the next generation of mainframe environment programmers. We will continue to make strategic enhancements to our mainframe solutions through research and development investments with the goal of meeting customer needs and maintaining a maintenance renewal rate of approximately 90%. The cash flow generated from our mainframe business supports our growth segments.

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

Quarterly Update

The following occurred during the third quarter of 2013:

•
Achieved an increase in total revenue of $4.8 million during the third quarter of 2013 as compared to the third quarter of 2012 due to a $7.7 million increase in software license fees, a $5.3 million increase in application services fees and an $862,000 increase in subscription fees partially offset by a $4.5 million decline in maintenance fees and a $4.5 million decline in professional services fees.

•
Acheived an increase in operating margin to 15.4% during the third quarter of 2013 as compared to 12.9% during the third quarter of 2012 due primarily to the increase in APM contribution margin (see “Business Segment Analysis” for additional information).

•
Software solutions revenue increased $2.0 million or 1.0% for the third quarter of 2013 as compared to the third quarter of 2012 due primarily to an increase in APM revenue partially offset by a decline in mainframe revenue. Software solutions contribution margin improved to 41.4% during the third quarter of 2013 from 37.9% during the third quarter of 2012 due primarily to the increase in APM contribution margin.

•
Professional services segment revenue declined $2.4 million or 6.8% during the third quarter of 2013 as compared to the third quarter of 2012 due to a decline in application development services for customers within the financial services industry. Contribution margin increased to 14.9% in the third quarter of 2013 from 10.8% during the third quarter of 2012 due primarily to a $2.5 million revenue reserve related to a government project during the third quarter of 2012 (see “Professional Services” for additional information).

•
Covisint revenue increased $5.3 million or 28.3% from the third quarter of 2012. Contribution margin improved to 9.2% in the third quarter of 2013 from 7.1% during the third quarter of 2012 due to the increase in revenue.

•
Released PurePath for zOS, which combines Strobe and dynaTrace technology on the mainframe, during November 2012. It is showing strong potential with some deals already completed. We expect PurePath for zOS to meaningfully contribute to our mainframe earnings in 2014.

•
Instituted a stock repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934 pursuant to which we repurchase shares pursuant to a predetermined formula during our quarterly trading black-out periods.

•	Repurchased 3.3 million shares of our common stock at an average price of $9.24 per share.

COMPUWARE CORPORATION AND SUBSIDIARIES

In December 2012, Covisint Corporation, currently a wholly owned subsidiary of Compuware, submitted a registration statement on a confidential basis to the U.S. Securities and Exchange Commission for a possible initial public offering of approximately 20% of its common stock ("Proposed IPO"). The Proposed IPO is intended, among other things, to give Covisint greater flexibility to pursue strategic opportunities and to increase its visibility in the marketplace. The Proposed IPO is expected to commence within three to six months as market conditions permit and is also subject to completion of the SEC's review process. Our current plan is to distribute any remaining Covisint shares owned by Compuware directly to Compuware shareholders within 12 months of completing the IPO, subject to approval by our Board of Directors, receipt of consent from the lenders under our revolving credit agreement and applicable regulatory approvals.

Subsequent to the close of the quarter, our Board of Directors approved an action plan to increase shareholder value. In addition to the planned spin-off of the Covisint business, we are considering alternatives to eliminate approximately $60 million of administrative and general and non-core operational costs over the next three years with approximately $20 million in cost savings anticipated in fiscal 2014, and we announced plans for a $0.50 per share annual dividend to be paid quarterly starting in fiscal 2014. In approving the action plan, the Board rejected an unsolicited conditional offer from Elliott Management Corporation to acquire all of the outstanding shares of the Company for $11.00 per share (the “Elliott proposal”). The Board concluded that the Elliott proposal undervalues the Company and is not in the best interest of shareholders. While we are focused on executing and delivering on our plan, the Board will carefully review and evaluate any credible offer it receives that delivers full value to our shareholders.

The payment of future dividends is subject to the availability of funds after taking into account our operational funding requirements, the terms of any indebtedness and applicable state law. The revolving credit agreement to which we are a party contains financial covenants that could limit our ability to pay dividends, as well as a covenant that would prohibit us from paying dividends if we are in default or if payment of the dividend would result in a default. We anticipate being able to pay the planned dividend in fiscal 2014.

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

	Software Solutions							Unallocated
Three Months Ended:	APM	MF	CP	UF	Total	PS	AS	Expenses	Total

December 31, 2012

Total revenues	$85,061	$92,464	$10,623	$12,664	$200,812	$33,202	$23,852	$-	$257,866

Operating expenses	76,773	24,727	10,951	5,254	117,705	28,264	21,664	50,584	218,217

Contribution / operating margin	$8,288	$67,737	$(328)	$7,410	$83,107	$4,938	$2,188	$(50,584)	$39,649

Margin %	9.7%	73.3%	(3.1%)	58.5%	41.4%	14.9%	9.2%	N/A	15.4%

December 31, 2011

Total revenues	$72,073	$103,060	$12,477	$11,234	$198,844	$35,626	$18,587	$-	$253,057

Operating expenses	82,118	24,721	11,683	5,044	123,566	31,794	17,265	47,839	220,464

Contribution / operating margin	$(10,045)	$78,339	$794	$6,190	$75,278	$3,832	$1,322	$(47,839)	$32,593

Margin %	(13.9%)	76.0%	6.4%	55.1%	37.9%	10.8%	7.1%	N/A	12.9%

	Software Solutions							Unallocated
Nine Months Ended:	APM	MF	CP	UF	Total	PS	AS	Expenses	Total

December 31, 2012

Total revenues	$223,310	$251,178	$29,741	$33,485	$537,714	$101,930	$64,981	$-	$704,625

Operating expenses	226,928	67,856	31,392	15,279	341,455	85,322	59,731	144,731	631,239

Contribution / operating margin	$(3,618)	$183,322	$(1,651)	$18,206	$196,259	$16,608	$5,250	$(144,731)	$73,386

Margin %	(1.6%)	73.0%	(5.6%)	54.4%	36.5%	16.3%	8.1%	N/A	10.4%

December 31, 2011

Total revenues	$190,430	$318,610	$33,294	$34,040	$576,374	$115,051	$52,302	$-	$743,727

Operating expenses	231,489	72,926	33,989	15,595	353,999	95,045	53,934	150,379	653,357

Contribution / operating margin	$(41,059)	$245,684	$(695)	$18,445	$222,375	$20,006	$(1,632)	$(150,379)	$90,370

Margin %	(21.6%)	77.1%	(2.1%)	54.2%	38.6%	17.4%	(3.1%)	N/A	12.2%

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

Revenue associated with our software solutions consists of software license fees, maintenance fees, subscription fees and professional services fees (software related services). Software solutions revenues are presented in the table below (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2012	2011	% Change	2012	2011	% Change
Software license fees	$64,831	$57,121	13.5%	$130,499	$152,958	(14.7)%
Maintenance fees	102,341	106,843	(4.2)	307,487	322,908	(4.8)
Subscription fees	20,793	19,931	4.3	61,503	58,156	5.8
Professional services fees	12,847	14,949	(14.1)	38,225	42,352	(9.7)
Total software solutions revenue	$200,812	$198,844	1.0%	$537,714	$576,374	(6.7)%

Software license fees (“license fees”) increased $7.7 million during the third quarter of 2013 and declined $22.5 million during the first nine months of 2013, which included a negative impact from foreign currency fluctuations of $491,000 and $3.3 million for the third quarter and the first nine months of 2013, respectively. Excluding the impact from foreign currency fluctuations, license fees increased $8.2 million and declined $19.2 million for the third quarter and first nine months of 2013, respectively. The increase for the third quarter of 2013 can primarily be attributed to the increase in APM license revenue from the third quarter of 2012. For the first nine months of 2013, the increase in APM license revenue was more than offset by the decline in mainframe license revenue, resulting in the decline in license fees from the prior year (see the discussion within “Software Solutions by Business Segment” for more details).

During the third quarters of 2013 and 2012, for software license transactions that were required to be recognized ratably, we deferred $11.2 million and $6.4 million, respectively, of license fees relating to such transactions that closed during the period. We recognized as license fees $7.9 million and $12.0 million of previously deferred license revenue during the third quarters of 2013 and 2012, respectively, relating to such transactions that closed and had been deferred prior to the beginning of the period.

During the first nine months of 2013 and 2012, for software license transactions that were required to be recognized ratably, we deferred $20.1 million and $11.8 million, respectively, of license fees relating to such transactions that closed during the period. We recognized as license fees $23.1 million and $37.9 million of previously deferred license revenue during the first nine months of 2013 and 2012, respectively, relating to such transactions that closed and had been deferred prior to the beginning of the period.

Maintenance fees decreased $4.5 million during the third quarter of 2013 and $15.4 million during the first nine months of 2013, which included a negative impact from foreign currency fluctuations of $882,000 and $9.9 million for the third quarter and first nine months of 2013, respectively. Excluding the impact from foreign currency fluctuations, maintenance fees declined $3.6 million and $5.5 million for the third quarter and first nine months of 2013, respectively. Although we continue to experience a high maintenance renewal rate with our current mainframe customers, the decline in mainframe license transactions throughout the past several years is impacting mainframe maintenance revenue as new or growth customers are not entirely replacing the maintenance revenue loss from the non-renewed or reduced capacity mainframe maintenance arrangements. The declines in mainframe maintenance fees in both periods were partially offset by an increase in APM and Changepoint maintenance fees.

COMPUWARE CORPORATION AND SUBSIDIARIES

Subscription fees increased $862,000 during the third quarter of 2013 and $3.3 million during the first nine months of 2013. Foreign currency fluctuations did not have a substantial impact on subscription fees for the third quarter of 2013. For the first nine months of 2013, subscription fees included a negative impact from foreign currency fluctuations of $755,000. Excluding the impact from foreign currency, subscription fees increased $4.1 million for the first nine months of 2013. The improvements in subscription fees over the prior year periods were primarily a result of new SaaS solution sales exceeding customer cancellations during the previous year.

Professional services fees within our software solutions business segments decreased $2.1 million and $4.1 million during the third quarter and first nine months of 2013, respectively. The decline in professional services fees from the third quarter of 2012 occurred due to a reduced need for implementation services for our APM products and the decline in revenue for our Changepoint software products. The decline from the first nine months of 2012 occurred within our mainframe and Changepoint segments due to declines in new software license sales.

Software solutions revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011 (1)	2012	2011 (1)
United States	$106,193	$99,679	$284,941	$298,674
Europe and Africa	58,238	64,853	152,150	173,897
Other international operations	36,381	34,312	100,623	103,803
Total software solutions revenue	$200,812	$198,844	$537,714	$576,374

(1)	December 31, 2011 amounts between the United States, Europe and Africa and other international operations have been reclassified to conform to the current year presentation.

COMPUWARE CORPORATION AND SUBSIDIARIES

Software Solutions by Business Segment

Application Performance Management

The financial results of operations for our APM segment were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2012	2011	% Change	2012	2011	% Change
Revenue
Software license fees	$33,938	$24,360	39.3%	$74,237	$54,142	37.1%
Maintenance fees	23,369	19,441	20.2	66,544	57,003	16.7
Subscription fees	20,130	19,379	3.9	59,526	56,639	5.1
Professional services fees	7,624	8,893	(14.3)	23,003	22,646	1.6
Total revenue	85,061	72,073	18.0	223,310	190,430	17.3

Operating expenses	76,773	82,118	(6.5)	226,928	231,489	(2.0)

Contribution margin	$8,288	$(10,045)	182.5%	$(3,618)	$(41,059)	91.2%

Contribution margin %	9.7%	(13.9%)		(1.6%)	(21.6%)

APM segment revenue increased $13.0 million during the third quarter of 2013 due primarily to increased software license and maintenance fees. License fees increased $6.9 million in the U.S. and Canada due to a higher volume of software license transactions including one significant software license transaction that resulted in the recognition of $2.5 million in revenue during the third quarter of 2013. License fees in Europe increased $2.0 million with the changes in our European APM team. The increase in maintenance fees is primarily the result of new sales exceeding customer cancellations during the previous year.

Operating expenses declined during the third quarter of 2013 due to reductions in headcount and marketing expenses related to a continuing focus on cost containment during 2013 as well as the capitalization of additional software development costs due to projects which were in the capitalization phase of development during the third quarter of 2013.

APM segment revenue increased $32.9 million during the first nine months of 2013 due primarily to increased license and maintenance fees related to the acquisition of dynaTrace during the second quarter of 2012. Additionally, subscription fees increased $2.9 million due to new SaaS solution sales exceeding customer cancellations during the previous year.

Operating expenses for the first nine months of 2013 declined $4.6 million from the prior year due to reductions in headcount and marketing expenses for the second and third quarters of 2013 as compared to the second and third quarters of 2012. Revenue growth and cost reductions for the first nine months of 2013 had a positive impact on our contribution margin for the first nine months of 2013 as compared to the same period of the prior year.

COMPUWARE CORPORATION AND SUBSIDIARIES

Application performance management revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
United States	$45,249	$37,865	$121,649	$99,125
Europe and Africa	26,545	23,033	62,954	59,522
Other international operations	13,267	11,175	38,707	31,783
Total APM segment revenue	$85,061	$72,073	$223,310	$190,430

Mainframe

The financial results of operations for our Mainframe segment were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2012	2011	% Change	2012	2011	% Change
Revenue
Software license fees	$24,743	$26,720	(7.4)%	$43,566	$83,874	(48.1)%
Maintenance fees	67,048	75,782	(11.5)	205,972	230,776	(10.7)
Professional services fees	673	558	20.6	1,640	3,960	(58.6)
Total revenue	92,464	103,060	(10.3)	251,178	318,610	(21.2)

Operating expenses	24,727	24,721	0.0	67,856	72,926	(7.0)

Contribution margin	$67,737	$78,339	(13.5)%	$183,322	$245,684	(25.4)%

Contribution margin %	73.3%	76.0%		73.0%	77.1%

Mainframe segment revenue declined $10.6 million for the third quarter of 2013 and $67.4 million for the first nine months of 2013. A significant software license transaction resulting in $9.8 million in revenue was recognized during the third quarter of 2013. However, this was more than offset by the reduction in sales volume of mainframe transactions overall recognized during the third quarter. The decline in revenue for the first nine months of 2013 is primarily related to five large software license transactions that resulted in the recognition of $26.4 million in revenue during the first nine months of 2012.

Furthermore, the reduction in revenue is consistent with the overall downward trend in our mainframe product revenues we have experienced throughout the past several years. Changes in our current customers’ IT computing environments and spending habits have reduced their demand for additional mainframe computing capacity. In addition, increased pricing pressures, competition and the effects of foreign exchange rate changes have had a negative impact on our revenues. We intend to continue to make strategic enhancements to our mainframe solutions through research and development investments, including the PurePath for zOS product we released during the third quarter of 2013 which combines dynaTrace and Strobe technology to provide application performance management for the mainframe. We expect PurePath for zOS to meaningfully contribute to our mainframe earnings in 2014.

COMPUWARE CORPORATION AND SUBSIDIARIES

Because many of our costs are relatively fixed, the decline in mainframe revenue resulted in a decline in contribution margin for both the third quarter and the first nine months of 2013 as compared to the same periods of the prior year.

Mainframe revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
United States	$54,064	$55,539	$144,462	$181,167
Europe and Africa	21,737	29,836	61,083	80,641
Other international operations	16,663	17,685	45,633	56,802
Total Mainframe segment revenue	$92,464	$103,060	$251,178	$318,610

Changepoint

The financial results of operations for our Changepoint segment were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2012	2011	% Change	2012	2011	% Change
Revenue
Software license fees	$2,684	$3,513	(23.6)%	$5,545	$7,643	(27.4)%
Maintenance fees	4,139	3,895	6.3	12,321	11,647	5.8
Subscription fees	663	552	20.1	1,977	1,517	30.3
Professional services fees	3,137	4,517	(30.6)	9,898	12,487	(20.7)
Total revenue	10,623	12,477	(14.9)	29,741	33,294	(10.7)

Operating expenses	10,951	11,683	(6.3)	31,392	33,989	(7.6)

Contribution margin	$(328)	$794	(141.3)%	$(1,651)	$(695)	(137.6)%

Contribution margin %	(3.1%)	6.4%		(5.6%)	(2.1%)

Changepoint segment revenue declined $1.9 million for the third quarter of 2013 and $3.6 million for the first nine months of 2013 due to a decline in software license fees and professional services fees, partially offset by an increase in maintenance fees and subscription fees.

Operating expenses decreased from the prior year due to the decline in revenue. However, the proportionately higher decrease in revenue caused the contribution margin to decline for the third quarter and first nine months of 2013.

COMPUWARE CORPORATION AND SUBSIDIARIES

Changepoint revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
United States	$4,857	$5,275	$14,064	$14,761
Europe and Africa	2,107	3,647	5,717	9,013
Other international operations	3,659	3,555	9,960	9,520
Total Changepoint segment revenue	$10,623	$12,477	$29,741	$33,294

Uniface

The financial results of operations for our Uniface segment were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2012	2011	% Change	2012	2011	% Change
Revenue
Software license fees	$3,466	$2,528	37.1%	$7,151	$7,299	(2.0)%
Maintenance fees	7,785	7,725	0.8	22,650	23,482	(3.5)
Professional services fees	1,413	981	44.0	3,684	3,259	13.0
Total revenue	12,664	11,234	12.7	33,485	34,040	(1.6)

Operating expenses	5,254	5,044	4.2	15,279	15,595	(2.0)

Contribution margin	$7,410	$6,190	19.7%	$18,206	$18,445	(1.3)%

Contribution margin %	58.5%	55.1%		54.4%	54.2%

Uniface segment revenue increased $1.4 million for the third quarter of 2013 due to an increase in software license and professional services fees. For the first nine months of 2013, Uniface revenue declined $555,000 primarily due to the negative impact of foreign currency on software license and maintenance fees.

For the third quarter of 2013, operating expenses increased due to the increase in revenue. The proportionately higher increase in revenue compared to expenses resulted in the improvement in contribution margin. For the first nine months of 2013, operating expenses declined due primarily to the impact of foreign currency and the contribution margin remained consistent with the prior year.

COMPUWARE CORPORATION AND SUBSIDIARIES

Uniface revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
United States	$2,023	$1,000	$4,766	$3,621
Europe and Africa	7,849	8,337	22,396	24,721
Other international operations	2,792	1,897	6,323	5,698
Total Uniface segment revenue	$12,664	$11,234	$33,485	$34,040

Professional Services

The financial results of operations for our professional services segment were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2012	2011	% Change	2012	2011	% Change
Professional services fees	$33,202	$35,626	(6.8)%	$101,930	$115,051	(11.4)%

Operating expenses	28,264	31,794	(11.1)	85,322	95,045	(10.2)

Contribution margin	$4,938	$3,832	28.9%	$16,608	$20,006	(17.0)%

Contribution margin %	14.9%	10.8%		16.3%	17.4%

Professional services segment fees decreased $2.4 million for the third quarter of 2013 and $13.1 million for the first nine months of 2013 primarily due to a decline in application development services for customers within the financial services industry. Several large projects for these customers were completed during 2012 and have not yet been replaced, resulting in the decline in revenue for the third quarter and the first nine months of 2013.

Operating expenses decreased $3.5 million for the third quarter of 2013 and $9.7 million for the first nine months of 2013 primarily due to a decline in subcontractor costs associated with the large financial services projects noted above as well as headcount reductions and a decline in bonus expense due to lower company-wide bonus attainment.

The improvement in contribution margin for the third quarter of 2013 is primarily due to a $2.5 million revenue reserve related to a government contract during the third quarter of 2012 resulting from collectability concerns, which had a negative impact on contribution margin in 2012. The reduction in contribution margin for the first nine months of 2013 was due to a decline in our utilization rate associated with the decline in revenue.

COMPUWARE CORPORATION AND SUBSIDIARIES

Professional services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011 (1)	2012	2011 (1)
United States	$32,984	$35,055	$101,538	$113,626
Europe and Africa	-	301	22	1,061
Other international operations	218	270	370	364
Total professional services segment revenue	$33,202	$35,626	$101,930	$115,051

(1)           December 31, 2011 amounts between the United States, Europe and Africa and other international operations have been reclassified to conform to the current year presentation.

Application Services

The financial results of operations for our Covisint application services segment were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2012	2011	% Change	2012	2011	% Change
Application services fees	$23,852	$18,587	28.3%	$64,981	$52,302	24.2%

Operating expenses	21,664	17,265	25.5	59,731	53,934	10.7

Contribution margin	$2,188	$1,322	65.5%	$5,250	$(1,632)	421.7%

Contribution margin %	9.2%	7.1%		8.1%	(3.1%)

Covisint services are provided to customers primarily in the automotive and healthcare industries. Application services segment fees increased $5.3 million for the third quarter and $12.7 million for the first nine months of 2013 due to growth from both recurring and services fees across automotive and healthcare customers as well as customers in other industries. Services fees increased, in part, due to the establishment of stand alone value for certain professional services during 2012, which allowed us to recognize the related revenue as the services were delivered rather than over the expected period during which the customer would receive benefit.

As of December 31, 2012 and December 31, 2011, backlog for the application services segment was approximately $108.7 million and $101.8 million, respectively. Backlog represents contractually committed arrangements that have yet to be recognized.

In anticipation of capitalizing on the growth of the secure collaboration services market, we hired additional developers, customer support and sales personnel, and we increased the capacity of our global application services network during 2012. Operating expenses increased $4.4 million during the third quarter of 2013 and $5.8 million during the first nine months of 2013 due to these investments partially offset by an increase in capitalized research and development costs. During the third quarter and first nine months of 2013, our revenue growth exceeded the ongoing additional costs from these investments, resulting in the increase in contribution margin over the prior year.

COMPUWARE CORPORATION AND SUBSIDIARIES

Application services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011 (1)	2012	2011 (1)
United States	$20,445	$16,366	$56,019	$45,523
Europe and Africa	1,077	784	3,044	2,798
Other international operations	2,330	1,437	5,918	3,981
Total application services segment revenue	$23,852	$18,587	$64,981	$52,302

(1)	December 31, 2011 amounts between the United States, Europe and Africa and other international operations have been reclassified to conform to the current year presentation.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Cost of software license fees is presented in the table below (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2012	2011	Change	2012	2011	Change
Cost of software license fees	$5,388	$4,844	11.2%	$15,117	$13,150	15.0%

Percentage of software license fees	8.3%	8.5%		11.6%	8.6%

During the third quarter of 2013, cost of software license fees as a percentage of software license fees remained consistent with the prior year. Although cost of software license fees increased, software license revenue increased proportionately. During the first nine months of 2013, cost of software license fees increased $2.0 million due primarily to amortization expense on intangible assets acquired as part of the dynaTrace acquisition during the second quarter of 2012, resulting in the increase in cost as a percentage of software license fees.

Cost of Maintenance Fees

Cost of maintenance fees consists of the direct costs allocated to maintenance and product support such as helpdesk and technical support.

Cost of maintenance fees is presented in the table below (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2012	2011	Change	2012	2011	Change
Cost of maintenance fees	$8,639	$9,603	(10.0)%	$26,653	$28,907	(7.8	) %

Percentage of maintenance fees	8.4%	9.0%		8.7%	9.0%

Cost of maintenance fees decreased $1.0 million and $2.3 million during the third quarter and first nine months of 2013, respectively, primarily resulting from a reduction in maintenance costs related to our APM products.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Cost of subscription fees is presented in the table below (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2012	2011	Change	2012	2011	Change
Cost of subscription fees	$7,603	$7,291	4.3%	$22,823	$22,192	2.8%

Percentage of subscription fees	36.6%	36.6%		37.1%	38.2%

Cost of subscription fees increased $312,000 during the third quarter of 2013 and $631,000 during the first nine months of 2013 primarily due to increased amortization of capitalized research and development costs. We continued to invest in research and development throughout 2012 and the first nine months of 2013 which increased the amortizable base.

Cost of subscription fees as a percentage of subscription revenue for the third quarter of 2013 remained consistent with the prior year. The decrease in the cost as a percentage of subscription fees for the first nine months of 2013 was due to the increase in subscription fees proportionately exceeding the increase in cost of subscription fees.

Cost of Professional Services

Cost of professional services consists primarily of personnel-related costs of providing professional services, including billable and technical staff, subcontractors and sales personnel both for our professional services segment and our software related services.

Cost of professional services is presented in the table below (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2012	2011	Change	2012	2011	Change
Cost of professional services	$39,694	$45,277	(12.3)%	$122,080	$136,496	(10.6	) %

Percentage of professional services fees	86.2%	89.5%		87.1%	86.7%

Cost of professional services decreased $5.6 million during the third quarter of 2013 and $14.4 million during the first nine months of 2013. The decrease was primarily due to a decline in subcontractor costs to support the activity in our professional services segment and a decline in salaries and benefits expense due to headcount reduction (see “Professional Services” discussion above for additional information).

The decline in cost as a percentage of professional services fees for the third quarter of 2013 is primarily due to the $2.5 million revenue reserve that had a negative impact on revenue for the third quarter of 2012 discussed in the “Professional Services” section of this report. The increase in cost of professional services as a percentage of professional services fees for the first nine months of 2013 was primarily due to the decline in professional services fees associated with the decline in our utilization rate. Many of the costs associated with our professional services fees, specifically salary and benefits expenses, do not fluctuate with changes in revenue. The increase was partially offset by the effect of the $2.5 million reduction in revenue for the third quarter of 2012 discussed above.

COMPUWARE CORPORATION AND SUBSIDIARIES

Cost of Application Services

Cost of application services consists primarily of personnel-related costs of providing application services, including billable and technical staff, subcontractors and sales personnel.

Cost of application services is presented in the table below (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2012	2011	Change	2012	2011	Change
Cost of application services	$20,758	$17,265	20.2%	$57,468	$53,934	6.6%

Percentage of application services fees	87.0%	92.9%		88.4%	103.1%

Cost of application services increased $3.5 million during the third quarter and the first nine months of 2013 primarily due to increased salary and benefits expense from hiring additional developers, customer support and sales personnel to support the growth of the application services business segment.

The decrease in cost of application services as a percentage of application services fees for both the third quarter of 2013 and the first nine months of 2013 was due to the proportionately larger increase in application services fees.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Technology development and support costs incurred internally and capitalized are presented in the table below (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2012	2011	Change	2012	2011	Change
Technology development and support costs incurred	$31,105	$30,471	2.1%	$93,768	$87,996	6.6%

Capitalized internal software costs	(5,476)	(3,206)	70.8	(14,093)	(9,290)	51.7

Technology development and support costs expensed	$25,629	$27,265	(6.0)%	$79,675	$78,706	1.2%

Technology development and support costs expensed as a percentage of software solutions revenue	12.8%	13.7%		14.8%	13.7%

Technology development and support before capitalized internal software costs increased $634,000 for the third quarter of 2013 and $5.8 million during the first nine months of 2013. The increase for the third quarter of 2013 primarily relates to increased software development activity as there were additional projects that were in the capitalization phase of development. The increase for the first nine months of 2013 primarily relates to higher compensation and benefits costs due to the hiring of developers and customer support personnel to support the growth of the APM segment, including those hired through the dynaTrace acquisition in the second quarter of 2012. The increase in costs for the first nine months of 2013 was partially offset by a reduction in bonus expense resulting from lower company-wide bonus attainment.

Technology development and support as a percentage of software solutions revenues declined from the prior year for the third quarter of 2013 primarily due to the increase in revenue and an increase in the capitalization of software costs. Technology development and support as a percentage of software solutions revenues increased for the first nine months of 2013 due to the decline in revenue and increased costs.

The change in capitalized internal software costs from the prior year relates primarily to the timing of projects that are in the capitalization phase of development. During the third quarter of 2013, several additional product releases within our APM segment were in the capitalization phase of development as compared to the third quarter of 2012, resulting in $2.3 million in additional capitalization. During the first nine months of 2013, a new product release for Changepoint was also in the capitalization phase of development as well as the APM product releases, resulting in the increase in capitalized research and development costs from the prior year.

COMPUWARE CORPORATION AND SUBSIDIARIES

Sales and Marketing

Sales and marketing costs consist primarily of personnel related costs associated with product sales, sales support and marketing for our product offerings.

Sales and marketing costs are presented in the table below (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2012	2011	Change	2012	2011	Change
Sales and marketing costs	$65,773	$69,683	(5.6)%	$184,604	$197,255	(6.4)%

Percentage of software solutions revenue	32.8%	35.0%		34.3%	34.2%

Sales and marketing costs declined $3.9 million for the third quarter of 2013 and $12.7 million for the first nine months of 2013 due primarily to decreased compensation and travel expense associated with headcount reduction, primarily in Europe. Additionally, advertising expense declined from the prior year due to a credit related to a significant marketing agreement.

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

Administrative and general expenses are presented in the table below (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2012	2011	Change	2012	2011	Change
Administrative and general expenses	$44,733	$39,236	14.0%	$122,819	$122,717	0.1%

Administrative and general costs increased $5.5 million during the third quarter of 2013 and $102,000 during the first nine months of 2013. The increase for the third quarter of 2013 is due primarily to expenses related to a post-retirement consulting agreement executed during the quarter and to an asset impairment. For the first nine months of 2013, the increase in expense was offset by a decline in bonus expense resulting from lower company-wide bonus attainment.

We may incur significant professional fees during the coming quarters related to the Elliott proposal. The amount and timing of the related expenses will depend upon additional actions taken by the shareholder. Aside from the costs associated with the Elliott proposal, we anticipate our cost reduction initiatives to begin impacting our overall administrative and general costs in fiscal 2014.

COMPUWARE CORPORATION AND SUBSIDIARIES

OTHER INCOME (EXPENSE)

Other income (expense), net consists primarily of interest income realized from our cash and cash equivalents, interest earned on our financing receivables and income generated from our investment in a partially owned company offset by interest expense primarily associated with our long-term debt.

Other income (expense) is presented in the table below (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2012	2011	Change	2012	2011	Change
Interest income	$520	$808	(35.6)%	$1,487	$2,767	(46.3)%
Interest expense	(495)	(890)	44.4	(1,481)	(2,443)	39.4
Other	(80)	313	(125.6)	(96)	897	(110.7)
Other income, net	$(55)	$231	(123.8)%	$(90)	$1,221	(107.4)%

The decline in interest income is primarily due to the reduction in cash and cash equivalents resulting from cash used to purchase dynaTrace in 2012, repayments on our outstanding debt, our share repurchases and, to a lesser extent, a decline in interest income related to our installment receivables.

The decrease in interest expense is related to interest on borrowings under the line of credit. Borrowings were incurred primarily to fund a portion of the dynaTrace acquisition during the second quarter of 2012 and to continue the share repurchase program. The average outstanding debt balances during the second and third quarters of 2012 were approximately $128 million and $122 million, respectively, as compared to approximately $32 million, $49 million and $69 million during the first, second and third quarters of 2013, respectively.

INCOME TAXES

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements and net operating loss and credit carryforwards.

The income tax provision and effective tax rate are presented in the table below (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2012	2011	Change	2012	2011	Change
Income tax provision	$14,254	$11,236	26.9%	$26,894	$30,339	(11.4)%

Effective tax rate	36.0%	34.2%		36.7%	33.1%

The Company’s effective tax rate for the nine months ended December 31, 2012 was 36.7% compared to 33.1% for the nine months ended December 31, 2011. The effective tax rate was higher primarily due to a reversal of the valuation allowance associated with the Brownfield Redevelopment (“Brownfield”) tax credit resulting in a $5.0 million reduction to the Company’s income tax provision for the nine months ended December 31, 2011. The reversal was recorded as a result of legislation enacted in May 2011 that amended Michigan’s Income Tax Act to implement a comprehensive set of tax changes effective January 2012. One part of the legislation contains provisions that replaced the Michigan Business Tax (“MBT”) with a new corporate income tax. Certain credits allowed under the MBT, including the Brownfield tax credit, will continue to be effective under the revised Income Tax Act. This will allow the Company to reduce its future tax liability for the duration of the credit carryforward period.

COMPUWARE CORPORATION AND SUBSIDIARIES

The American Taxpayer Relief Act (“ATRA”) was signed into law on January 2, 2013. The ATRA extended the research and experimentation credit retroactively to January 1, 2012; under the prior law the credit expired on December 31, 2011. The new legislation extends the credit only through December 2013. The cumulative benefit of this reinstatement from January 2012 through March 2013 will be recognized entirely during the fourth quarter of fiscal 2013, and is not expected to be material.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at December 31, 2012. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our annual report on Form 10-K for the year ended March 31, 2012 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in note 1 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of 2012.

Goodwill Impairment Evaluation

The goodwill balance by reporting unit as of December 31, 2012 is presented as follows (in thousands):

	APM	MF	CP	UF	PS	AS	Total
Goodwill as of March 31, 2012	$477,632	$140,591	$22,084	$21,285	$114,912	$25,385	$801,889

Effect of foreign currency translation	(2,132)	(1)	-	-	67	-	(2,066)

Goodwill as of December 31, 2012	$475,500	$140,590	$22,084	$21,285	$114,979	$25,385	$799,823

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

COMPUWARE CORPORATION AND SUBSIDIARIES

We continue to monitor the risk of future goodwill impairment for the professional services reporting unit, which has a goodwill balance of $115.0 million at December 31, 2012. We believe the decline in revenue and margin for the first nine months of 2013 compared to the first nine months of 2012 is temporary due to the expiration of certain projects as discussed in “Professional Services” above. However, if we are unable to increase both revenues and margins, we may have a triggering event and we could be required to reduce the value of goodwill associated with the professional services reporting unit. The contribution margin percentage for the first nine months of 2013 was 16.3% as compared to 17.4%, 16.1%, 16.7% and 10.0% for the first nine months of 2012, fiscal years 2012, 2011 and 2010, respectively. There has been no triggering event since March 31, 2012.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, cash and cash equivalents totaled $64.9 million, compared to $99.2 million at March 31, 2012.

Net cash provided by operating activities

Net cash provided by operating activities during the first nine months of 2013 was $49.0 million, which represents a $24.7 million decline from the first nine months of 2012. The decrease was primarily due to a $46.9 million reduction in cash received from customers resulting from the decrease in revenue as compared to the prior year. The decrease in operating cash was partially offset by a $9.6 million reduction in cash paid to suppliers primarily related to fewer subcontractors, a $7.7 million reduction in cash paid for income taxes and a $6.8 million reduction in cash paid to employees resulting from headcount reduction.

The condensed consolidated statements of cash flows compute net cash from operating activities using the indirect cash flow method. Therefore non-cash adjustments and net changes in assets and liabilities (net of effects from currency fluctuations) are adjusted from net income to derive net cash from operating activities.

Changes in accounts receivable and deferred revenue have typically represented the most significant adjustments to net income to arrive at operating cash flow as we allow for deferred payment terms on multi-year products contracts. The impact of the net decrease in accounts receivable as compared to the prior year was $31.3 million and primarily related to the reduction in revenue from large software license deals and the timing of billings from multi-year product arrangements for the first nine months of 2013 as compared to the first nine months of 2012. The impact of the net decrease in deferred revenue was $38.0 million and primarily related to the decline in deferred multi-year mainframe maintenance as well as a decline in mainframe maintenance renewals during the first nine months of 2013 compared to the first nine months of 2012.

Additionally, the impact of the net decrease in accounts payable and accrued expenses as compared to the prior year was $25.7 million and primarily related to the reduction in the bonus accrual due to lower revenue and earnings attainment for the first nine months of 2013 as compared to the first nine months of 2012.

We believe our existing cash resources, including our line of credit and its expansion provision, and cash flow from operations will be sufficient to meet our short-term and long-term liquidity requirements, including the additional liquidity needed to fund the anticipated quarterly dividends.

Net cash used in investing activities

Net cash used in investing activities during the first nine months of 2013 was $44.5 million, which represents a $239.7 million decrease in cash used as compared to the first nine months of 2012 due primarily to the $249.3 million in cash used to acquire dynaTrace during the second quarter of 2012 partially offset by increases in purchases of property and equipment and capitalized software of $8.8 million.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Net cash provided by (used in) financing activities

Net cash used in financing activities during the first nine months of 2013 was $37.4 million. Net cash provided by financing activities during the first nine months of 2012 was $116.3 million, resulting in a net decrease to cash of $153.7 million for the first nine months of 2013 as compared to the same period of the prior year.

The decrease was primarily due to a $37.4 million reduction in proceeds from borrowings, a $72.1 million increase in purchases of common stock and a $47.6 million increase in payments on borrowings. The proceeds from borrowings during the first nine months of 2012 were used to fund the dynaTrace acquisition. The proceeds from borrowings during the first nine months of 2013 were used to fund our repurchases of common stock.

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

As of December 31, 2012, approximately $147.7 million remains authorized for future purchases under the Discretionary Plan. The authorization will remain in effect until exhausted absent further action of the Board.

Our long-term goal for the Discretionary Plan is to reduce our outstanding common share count to approximately 200 million shares, though we may adjust our goals based on our cash position and market conditions. Share repurchases under the Discretionary Plan are funded primarily through our operating cash flow and funds from our credit facility.

In May 2012, the Board of Directors authorized a Rule 10b5-1 repurchase program that was implemented during the first quarter of 2013 through which we repurchased shares pursuant to a predetermined formula during our quarterly trading black-out periods. This plan utilized funds under the previous Discretionary Plan authorization described above and expired in October 2012. In December 2012, the Board of Directors authorized a similar Rule 10b5-1 repurchase program which expires in May 2013.

The Company has an unsecured revolving credit agreement (the “credit facility”) with Comerica Bank and other lenders to provide leverage for the Company if needed. Refer to note 9 of the condensed consolidated financial statements for additional information related to the credit facility. The timing for ultimate repayment of the amount currently outstanding will depend on operating cash flows, share repurchases and dividend payments.

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

The value of the Euro during fiscal 2013 has been adversely affected by developments in Europe and has had a negative effect on our revenues compared to rates in effect during the comparable periods of the prior year. Our foreign currency denominated expenses supply a natural offset to the majority of revenues denominated in foreign currencies resulting in a much less significant impact from currency fluctuations on income from operations. Annually, we perform a sensitivity analysis to assess the potential loss that a 10% positive or negative change in foreign currency exchange rates would have on our income from operations. Based on that analysis, we believe such a change would not materially affect our consolidated financial position, results of operations or cash flows.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1A. Risk Factors

In December 2012, Elliott Management Corporation sent a letter to our Board of Directors conditionally offering to acquire all of the outstanding shares of the Company for $11.00 per share. Subsequent to the close of the quarter, our Board of Directors approved an action plan to increase shareholder value, which includes a planned spin-off of Covisint, consideration of alternatives to eliminate approximately $60 million of administrative and general and non-core operational costs over the next three years, and a planned $0.50 per share annual dividend, to be paid quarterly starting in fiscal 2014. In addition to approving the action plan, the Board rejected the proposal from Elliott Management Corporation. As a result of these developments, the risk factor included within Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 entitled “Our stock repurchase plan may be suspended or terminated at any time, which may result in a decrease in our stock price.” is amended and restated and a new risk factor entitled “Our business could be negatively affected as a result of actions of shareholders or others.” is added, in each case as set forth below:

Our stock repurchase plan and future dividend payments may be suspended or terminated at any time, which may result in a decrease in our stock price.

We have repurchased shares of our common stock in the market during the past several years and currently repurchase shares from time to time under an arrangement pursuant to which management is permitted to determine the amount and timing of repurchases in its discretion subject to an overall limit, as well as under a time-limited arrangement pursuant to which repurchases occur according to a formula without further discretion that is also subject to the overall limit and can be terminated at any time. Our ability and willingness to repurchase shares is subject to, among other things, the availability of cash resources and credit at rates and upon terms we believe are prudent. Stock market conditions, the market value of our common stock and other factors may also make it imprudent for us from time to time to engage in repurchase activity. There can be no assurance that we will continue to repurchase shares at historic levels or at all. If our repurchase program is curtailed, our stock price may be negatively affected.

In January 2013, we announced our intention to begin paying cash dividends on our common stock in fiscal 2014 and to distribute our shares of our Covisint subsidiary to our shareholders within 12 months after completion of Covisint’s initial public offering. The amount and size of any future cash dividend payments will be subject to the discretion of our Board of Directors and will depend on our current and expected results of operations, financial condition and available cash resources, the terms of the documentation relating to any indebtedness we have at the time, applicable state law and other factors our Board of Directors deems relevant. Similarly, any distribution of some or all of our shares of Covisint will be subject to the discretion of our Board of Directors and will depend on our current and expected results of operations and financial condition, the terms of the documentation relating to any indebtedness we have at the time, applicable state law, applicable regulatory approval and other factors our Board of Directors deems relevant. Completion of the Covisint stock distribution is also subject to the consent of the lenders under our current revolving credit agreement, which may be withheld at the discretion of the lenders. As a result, there can be no assurance that we will declare and pay any cash dividends or that we will distribute our Covisint shares as we intend. If we do not pay cash dividends, discontinue paying cash dividends or determine not to distribute Covisint shares, our stock price may be negatively affected.

COMPUWARE CORPORATION AND SUBSIDIARIES

Our business could be negatively affected as a result of actions of shareholders or others.

In January 2013, we announced that our Board of Directors had rejected an unsolicited proposal by Elliott Management Corporation to acquire all of our outstanding shares of common stock. Elliott Management Corporation is being given an opportunity to perform due diligence on Compuware subject to a non-disclosure agreement and the Board has indicated its willingness to carefully review and evaluate any credible offer it receives that delivers full value to Compuware shareholders. There can be no assurance that Elliott Management Corporation or another third party will not make an unsolicited takeover proposal in the future or take other action to acquire control of Compuware. Considering and responding to the Elliott Management Corporation proposal is expected to result in significant additional costs to Compuware, and future acquisition proposals, other shareholder actions to acquire control and the litigation that often accompanies them, if any, are likely to be costly and time-consuming and may disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Additionally, perceived uncertainties as to our future direction as a result of shareholder activism or potential changes to the composition of the Board of Directors may lead to the perception of a change in the direction of the business or other instability which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us because of any such issues, then our revenue, earnings and operating cash flows could be materially and adversely affected. Moreover, we believe that the future trading price of our common stock may be volatile and subject to wide price fluctuations based on various factors, including uncertainty associated with potential offers to acquire Compuware.

Except as set forth above and in our Form 10-Q for the quarter ended September 30, 2012, there have been no material changes to the risk factors set forth in “Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

COMPUWARE CORPORATION AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of common stock for the quarter ended December 31, 2012:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)

For the month ended October 31, 2012	1,595,800	$9.38	1,595,800	$162,797,000

For the month ended November 30, 2012	1,265,760	8.72	1,265,760	151,758,000

For the month ended December 31, 2012	391,300	10.35	391,300	147,708,000

Total	3,252,860	$9.24	3,252,860

(1)	The total dollar value of shares that may yet be purchased under the plans or programs applies to purchases made under both the Discretionary Plan and the Rule 10b5-1 Plan.

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

In May 2012, the Board of Directors adopted a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 (“10b5-1 Plan”) to repurchase our common stock. A broker selected by us had the authority under the terms and limitations specified in the plan to repurchase shares on our behalf in accordance with the terms of the plan without further direction from us. This repurchase program allowed us to repurchase shares pursuant to a predetermined formula without regard to the quarterly black-out periods. This plan utilized funds under the previous authorization described above and expired in October 2012. In December 2012, the Board of Directors adopted a similar 10b5-1 Plan which expires in May 2013.

COMPUWARE CORPORATION AND SUBSIDIARIES

Item 5. Other Information

As of December 31, 2012, there were stock options outstanding from the 2009 Covisint LTIP, some of which are held by Robert Paul, Compuware’s Chief Executive Officer and a “Named Executive Officer” in our most recent annual meeting proxy statement. These options will vest only if, prior to August 26, 2015, Covisint completes an initial public offering (“IPO”) or if there is a change in control of Covisint (a “Change in Control”). The Company determined that these options may not satisfy certain requirements of Section 409A of the Internal Revenue Code (“Code”), and therefore offered all recipients of these options, including Mr. Paul, an amendment which provides for fixed exercise dates for options that are so amended. The Company intends that such amendment will cure any failure of the options to comply with Section 409A of the Code without incurring penalties thereunder. In connection with the modification of the options, the Company has also agreed to reimburse the option holders who have accepted the modification for certain negative personal tax implications incurred as a result of any violation of Section 409A of the Code that may later be found to have occurred. Any such reimbursement would also include a tax gross-up, resulting in the net reimbursement equaling any penalties incurred based on Section 409A of the Code. The following is a summary of the revised vesting provisions:

•
Following the closing of an IPO, the amended options will generally be exercisable only during specified periods: (a) 40% in the first calendar year following the year in which the IPO occurs; (b) 30% in the second calendar year following the year in which the IPO occurs; and (c) 30% in the third calendar year following the year in which the IPO occurs ((a), (b) and (c) are each a “Specified Period”). Each Specified Period and the portion of the amended options exercisable during such Specified Period will expire at the end of the calendar year in which it is exercisable, to the extent it remains unexercised.

•
If, after an IPO, employment is terminated due to death, disability or without “cause,” 100% of the amended options (to the extent not previously forfeited or expired) will be exercisable until the later of (i) 85 days after termination or (ii) December 27th of the calendar year in which employment terminates; provided that notwithstanding such exercise period, the exercisability of the amended options will terminate on their expiration date. Any portion of the amended options that remains unexercised following the periods described in the previous sentences will be forfeited.

•
Following a Change in Control, the amended options (to the extent not previously forfeited or expired) will be 100% exercisable until the later of (i) 85 days after the Change in Control date or (ii) December 27th of the calendar year in which such Change in Control occurs; provided that notwithstanding such exercise period, the exercisability of the amended options will terminate on their expiration date. Any portion of the amended options that remains unexercised following the periods described in the previous sentence will be forfeited.

•
If the option holder voluntarily terminates employment following the IPO, the holder may exercise only that portion of the amended options (to the extent not previously forfeited or expired) that is exercisable during the Specified Period in which employment is terminated until the later of (i) 85 days after the option holder’s termination date or (ii) December 27th of the calendar year in which such termination occurs; provided that the amended options will no longer be exercisable after their expiration date. Any portion of the amended options that was exercisable but remains unexercised following the periods described in the previous sentence will be forfeited. The remainder of the amended options that was not exercisable during the Specified Period in which voluntary termination occurs will expire upon termination.

COMPUWARE CORPORATION AND SUBSIDIARIES

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference to the filing indicated with which it was previously filed. The Company’s SEC file number is 000-20900.

Exhibit
Number	Description of Document

10.143	Amendment No. 2 to Amended and Restated 2007 Long Term Incentive Plan (Company’s Form 8-K filed January 30, 2013)

10.144	Amendment No. 3 to 2007 Long Term Incentive Plan (Company’s Form 8-K filed January 30, 2013)

10.145	Amendment No. 1 to Covisint Option Agreement (as of December 2012)

10.146	Amendment No. 1 to Amended and Restated 2007 Long Term Incentive Plan (as of July 2011)

10.147	Amendment No. 2 to 2007 Long Term Incentive Plan (as of July 2011)

15	Independent Registered Public Accounting Firm’s Awareness Letter

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUWARE CORPORATION

Date:	February 6, 2013	By:	/s/ Robert C. Paul

Robert C. Paul
Chief Executive Officer
(principal executive officer)

Date:	February 6, 2013	By:	/s/ Laura L. Fournier

Laura L. Fournier
Executive Vice President,
Chief Financial Officer and
Treasurer
(principal financial officer and
principal accounting officer)