Form 10-K
period 2013-03-31
COMPUWARE CORP
filed 2013-05-29
CIK 859014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,812,523,714 based upon the closing sales price of the common stock on that date of $9.89 as reported on The NASDAQ Global Select Market. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

There were 213,430,384 shares of $.01 par value common stock outstanding as of May 27, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 2013 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Regulation 14A are incorporated by reference in Part III.

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

In the 1990's and 2000’s, our customers moved toward distributed and web-based platforms and more recently hosted services via the Internet (“cloud computing”). Our solutions portfolio grew in response, and we now market a focused portfolio of solutions across the full range of enterprise computing platforms that help:

•	Optimize the user experience, performance, availability and quality of web, non-web, mobile and cloud-based applications.

•	Securely share and integrate vital information and processes across users, business partners, customers, vendors and suppliers.

•	Maximize the profitability and efficiency of professional services engagements.

•	Provide executive visibility, decision support and process automation to align IT resources with business priorities.

•	Develop and deliver high-quality, high-performance enterprise applications in a timely and cost-effective manner.

•	Increase productivity and reduce operational costs on the mainframe platform.

We deliver these solutions through software that is installed and run on our customers’ owned hardware and applications (“on-premises”) and through a Software-as-a-Service (“SaaS”) model accessed via our hosted networks (see Technology and Network Operations section). We also continue to offer professional technical services in areas such as mobile application development, performance engineering and legacy system modernization.

We have six business segments: Application Performance Management (“APM”), Mainframe, Changepoint, Uniface, Professional Services and Covisint Application Services (“Covisint”). These segments are described in detail in note 1 to the consolidated financial statements.

We collectively refer to the solutions offered within our APM, Mainframe, Changepoint and Uniface segments as “software solutions”. To provide a supplementary view of this business, aggregated financial data for our software solutions is presented herein.

For a discussion of developments in our business during fiscal 2013, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OUR BUSINESS STRATEGY

Our business strategy is to enable our customers’ most important technologies to perform at their peak by delivering best-in-class on-premises software, software-as-a-service (“SaaS”) and professional technical services. Our solutions empower customers to drive revenue, brand equity and customer satisfaction by harnessing disruptive technologies like cloud computing, virtualization and mobile computing.

Early in fiscal 2012, Compuware announced a new organizational model featuring a business unit structure for our APM, Changepoint, Mainframe, Uniface, Covisint and Professional Services lines of business. We believe this structure will maximize our market agility and responsiveness, enabling us to capitalize on market conditions and competitive advantages for maximum growth and profitability.

Our APM solutions offer a complete view of the performance of applications – as well as deep-dive problem resolution – across the enterprise and through the Internet for every end user, all from a single dashboard. With the addition of dynaTrace, our APM solutions now provide visibility into the performance of every transaction, enabling optimal management of key applications throughout the application lifecycle.

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

Uniface is a rapid application development environment for building, renewing and integrating the latest complex enterprise applications. Our strategy with the Uniface solution is to enhance the product with additional features most in demand for developing enterprise applications, with a recent focus on Rich Internet and mobile applications.

Our mainframe solutions optimize developer productivity, reduce costs and improve service quality throughout the application lifecycle. Specifically, we help customers: understand code, optimize test data, test and debug, pinpoint problems, validate quality, and tune applications and performance. To maximize productivity and better enable the next generation of mainframe developers, our solutions work in both a traditional “green screen” environment and a “point and click” environment. During November 2012, we released a new mainframe solution, PurePath for z/OS, which combines Strobe and dynaTrace technology on the mainframe. By combining dynaTrace's patented PurePath Technology® with Strobe's mainframe application management expertise, distributed system and mainframe teams can resolve performance problems faster, reduce MIPS costs, postpone hardware upgrades and accelerate time-to-market for new applications. We expect PurePath for z/OS to positively contribute to our mainframe revenues in 2014.

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

BUSINESS SEGMENTS

The following table sets forth, for the periods indicated, a breakdown of total revenue by business segment and the percentage of total revenues for each segment (dollars in thousands):

	Year Ended March 31,			Percentage of Total Revenues
Business Segment Revenue	2013	2012	2011	2013	2012	2011

APM	$300,533	$270,443	$231,999	31.8%	26.8%	25.0%
Mainframe	332,677	419,317	413,332	35.2	41.6	44.5
Changepoint	39,775	47,867	39,423	4.2	4.7	4.2
Uniface	46,156	46,908	46,307	4.9	4.6	5.0
Total software solutions revenue	719,141	784,535	731,061	76.1	77.7	78.7
Professional services	134,714	151,506	142,844	14.3	15.0	15.4
Application services	90,694	73,731	55,025	9.6	7.3	5.9
Total revenue	$944,549	$1,009,772	$928,930	100.0%	100.0%	100.0%

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

Application Performance Management

Compuware Application Performance Management (“Compuware APM”) consists of our solutions for optimizing the performance of web, non-web, mobile, streaming and cloud applications. Compuware APM is built to manage the complexity of today’s most challenging modern applications including mobile, cloud, Big Data and service-oriented architecture. Compuware APM helps optimize by monitoring tens of thousands of applications for customers, large and small, around the globe. Through the lens of end-user experience, smarter analytics, advanced APM automation and a unique performance lifecycle foundation, our customers are informed about their applications to provide faster performance, proactive problem resolution, accelerated time-to-market and reduced application management costs.

Compuware APM User Experience Management

Compuware APM User Experience Management (“UEM”) provides IT teams and application owners with a complete view of application performance and its business impact for all users, geographies, browsers and devices. Compuware’s APM UEM combines real user, synthetic and third party cloud services monitoring in a single powerful platform for managing performance, availability and service level agreements across web, mobile, cloud and enterprise applications. UEM is supported by Gomez SaaS, dynaTrace and Data Center Real-User Monitoring solutions.

Compuware APM Application Monitoring

Compuware APM Application Monitoring combines deep transaction management and smart analytics with an end-user perspective to help clients deliver faster applications, rapidly find and fix problems and accelerate time to market. Our application monitoring solution provides smart application monitoring for today’s modern web, mobile, cloud and Big Data environments. Application Monitoring is supported by dynaTrace solutions.

Compuware APM Application-Aware Network Monitoring

Compuware APM Application-Aware Network Monitoring enables network and infrastructure operators to quickly isolate faults that impact application performance and end-user experience across web, middleware, database and network tiers. Our solution passively collects network traffic and delivers application-layer insight across business critical application environments including SAP, Oracle, Citrix, LDAP, HTTP, and Cerner, among others. Application-Aware Network Monitoring is supported by Data Center Real-User Monitoring solutions.

Compuware APM Lifecycle Performance Management

Compuware APM Lifecycle Performance Management fosters collaboration between production, application support, test and development teams, resulting in faster time to market, problem resolution and application performance. dynaTrace PurePath Technology® provides a unified, recorded data set for every transaction, capturing granular code-level detail, infrastructure parameters and payload information. Lifecycle Performance Management is supported by the Compuware APM solution.

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

For fiscal 2013, 2012 and 2011, APM business segment revenue represented approximately 31.8%, 26.8% and 25.0%, respectively, of our total revenues.

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

Our mainframe products are functionally rich, focused on customer needs, easy to install and require minimal user training. We strive to ensure a common look and feel across our products and emphasize ease of use in all aspects of product design and functionality. Most products can be used immediately without modification of customer development practices and standards. These products can be quickly integrated into day-to-day operational, development, testing, debugging and maintenance activities.

Our mainframe products consist of the following:

File-AID products provide a consistent, familiar and secure method for IT professionals to access, analyze, edit, compare, move and transform data across all strategic environments. File-AID products are used to quickly resolve production data problems and manage ongoing changes to data and databases at any stage of the application lifecycle, including building test data environments to provide the right data in the shortest time. The File-AID product family can also be used to address data privacy compliance requirements in pre-production test environments.

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

Strobe products help customers locate and eliminate sources of performance issues and excessive resource demands during every phase of an application’s lifecycle. Strobe products measure the activity of z/OS-based online and batch applications, providing reports on where and how time is spent during execution. They support an extensive array of subsystems, databases and languages. These products can be applied via a systematic program to reduce the consumption of mainframe resources and reduce associated costs and/or make resources available for additional business workloads.

Compuware APM for Mainframe combines dynaTrace PurePath for z/OS and Strobe enabling 24/7 transaction management across distributed and mainframe applications. Users can proactively monitor interconnected system applications, including mobile transactions that interact with mainframe CICS or Java applications, providing visibility into how distributed applications are impacting mainframe workloads. When a poorly performing transaction is identified, users can easily drill down into source code for root cause analysis as well as determine ways to increase the performance of DB2 SQL statements, reduce wait states and eliminate resource overuse.

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

Software Related Services

We offer a range of services to help organizations ensure high-quality, high-performing mainframe applications, including implementation, consulting, training and managed services. These offerings are designed for maximum value realization. In the future, we expect most mainframe software related services to be delivered by our professional services segment.

For fiscal 2013, 2012 and 2011, mainframe business segment revenue represented approximately 35.2%, 41.6% and 44.5%, respectively, of our total revenues.

Business Portfolio Management and Professional Services Automation (Changepoint)

Changepoint combines professional services automation with project portfolio management capabilities to give customers complete visibility into projects, investments and resources for informed business planning and financial control.

Changepoint helps businesses gain competitive advantage and increase profitability through portfolio visibility, planning insight, process automation and improved resource utilization throughout a customer’s lifecycle. Changepoint’s business portfolio management services, comprised of professional services automation and project portfolio management, help businesses maximize return on investment.

Changepoint SaaS

Changepoint’s SaaS solution has been built with enterprise organizations in mind and is used by professional services organizations and IT departments worldwide. Our solution provides a high degree of security, as well as flexibility and control, while reducing costs. We do all of this while ensuring that the resulting solution adheres to the customer’s business model. We manage the installation, administration and maintenance of the solution, and our consultants oversee the process to ensure successful implementation and adoption.

Software Related Services

We provide a wide range of services to help organizations effectively align and manage project, application and infrastructure portfolios, including implementation, consulting, training and managed services. These offerings are designed for maximum value realization and are delivered by world-class services professionals.

For fiscal 2013, 2012 and 2011, Changepoint business segment revenue represented approximately 4.2%, 4.7% and 4.2%, respectively, of our total revenues.

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

For fiscal 2013, 2012 and 2011, Uniface business segment revenue represented approximately 4.9%, 4.6% and 5.0%, respectively, of our total revenues.

PROFESSIONAL SERVICES

Over the past few years, we have transformed our professional services organization to be more profitable by better aligning our solutions with the pressing needs of our customers. We focused on improving the financial results of the professional service segment, which included exiting low-margin engagements and focusing our resources on more profitable engagements. This improved the segment’s contribution margin but resulted in a significant revenue decline through fiscal 2011. During fiscal 2012, we experienced year-over-year revenue growth while maintaining higher margins than our historical professional services business. However, during fiscal 2013, we experienced weakened demand for our services resulting in an 11.1% decline in revenue and a 21.6% decline in contribution margin. The decline in revenue and margin contributed to the impairment of goodwill related to the professional services segment (see note 7 to the consolidated financial statements included in Item 8).

For fiscal 2013, 2012 and 2011, Professional Services segment revenue represented approximately 14.3%, 15.0% and 15.4%, respectively, of our total revenues.

APPLICATION SERVICES

Our Covisint application services provide a cloud engagement platform for enabling organizations to securely connect, engage and collaborate with large, distributed communities of customers, business partners and suppliers. Our platform allows global organizations with complex external business relationships to create, streamline and automate external mission-critical business processes that involve the secure exchange of and access to critical information from multiple sources. Our customers deploy our platform to deliver on current and new business initiatives, enhance competitiveness, create new revenue opportunities, increase customer retention and reduce operating costs.

Our cloud engagement platform is offered as a service, commonly referred to as a Platform-as-a-Service (PaaS), and combines robust, cloud-based identity management, portal, data exchange, integration and application development capabilities. Our platform integrates with on-premises and hosted enterprise systems, as well as other cloud-based data sources, and can be deployed quickly, scaled to millions of users, and configured to address our customers’ specific organizational requirements, including workflows, content and branding.

We deliver our platform through industry-specific solutions that address external mission-critical business processes common to companies across our target industries. To date, we have focused our solutions on the global automotive, healthcare and energy industries, in which the secure sharing of complex and distributed data is of particular importance. We are actively working to expand our platform to a wide range of industries which we believe have a significant opportunity to leverage our platform to enable mission-critical business processes and to improve collaboration with external parties such as customers, business partners and suppliers.

For fiscal 2013, 2012 and 2011, Covisint application services segment fees represented approximately 9.6%, 7.3% and 5.9%, respectively, of our total revenue.

SEASONALITY

We generally experience a higher volume of product transactions and associated license revenue in the quarter ended December 31, which is our third fiscal quarter, and the quarter ended March 31, which is our fourth fiscal quarter, as a result of customer spending patterns.

SOFTWARE LICENSING, PRODUCT MAINTENANCE AND CUSTOMER SUPPORT

We license software to customers using two types of software licenses, perpetual and time-based. Generally, perpetual software licenses allow customers a perpetual right to run our software up to a licensed capacity, including aggregate MIPS (Millions of Instructions Per Second), users, servers, operating system instances (“OSIs”) or monitoring activities. Time-based licenses allow customers a right to run our software for a limited period of time up to their licensed capacity. We also offer perpetual or time-based licenses that allow our customers a right to run our mainframe software with an unlimited MIPS capacity.

Our customers purchase maintenance and support services that provide technical support and advice, including problem resolution services, error corrections and any product enhancements released during the maintenance period. Maintenance and support services are provided online, through our FrontLine technical support web site, by telephone access to technical personnel located in our development labs and by support personnel in the offices of our foreign subsidiaries and distributors.

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

We believe that effective support of our customers and products for the maintenance term is a substantial factor in product satisfaction and incremental product sales. We believe our installed base is a significant asset and intend to continue to provide customer support and product enhancements to ensure a continuing high level of customer satisfaction. Throughout our history, we have experienced high customer maintenance renewal rates.

For fiscal 2013, 2012 and 2011, software license fees represented approximately 18.9%, 21.9% and 21.0%, respectively, and maintenance fees represented approximately 43.2%, 42.3% and 45.1%, respectively, of our total revenues.

BACKLOG

We consider backlog orders for our software solutions segments to be contractually committed arrangements with a customer for which the associated revenue has not been recognized. For these segments, we record the unrecognized amount of each contractually committed arrangement as deferred revenue in our consolidated balance sheet; therefore the deferred revenue balances are equal to the segment’s backlog balance. We tend to experience a higher volume of product transactions including maintenance renewals in our third and fourth fiscal quarters. For our software solutions segments, the deferred revenue or backlog balance was $693.1 million and $778.4 million as of March 31, 2013 and 2012, respectively. The amount of the March 31, 2013 backlog not expected to be recognized in fiscal 2014 is $292.3 million which is recorded as non-current deferred revenue in our consolidated balance sheet.

For our professional services segment, the majority of our services contracts are terminable by the client. Therefore, there is substantially no backlog for these arrangements.

For our Covisint application services segment, we consider the backlog balance to be future years of contractually committed arrangements, of which only the billed amounts are included in deferred revenue. As of March 31, 2013 and 2012, the backlog balance associated with our Covisint application services segment was $116.6 million and $106.0 million, respectively, of which $35.2 million and $42.0 million, respectively, was billed and included in deferred revenue. The amount of the March 31, 2013 backlog not expected to be recognized in fiscal 2014 is $50.4 million.

CUSTOMERS

Our products and services are used by the IT departments and lines of business of a wide variety of commercial and government organizations.

We did not have a single customer that accounted for greater than 10% of total revenue during fiscal 2013, 2012 or 2011, or greater than 10% of accounts receivable at March 31, 2013 and 2012.

RESEARCH AND DEVELOPMENT

We have been successful in developing acquired products and technologies into marketable software. Our research and development organization is primarily focused on enhancing and strengthening the capabilities of our current software solutions, hosted software network and application services network along with designing and developing new application services.

We believe that our future growth lies in part in continuing to identify promising technologies from all potential sources, including independent software developers, customers, other companies and internal research and development.

As of March 31, 2013, development and support activities associated with our software solutions and application services are performed primarily at our headquarters in Detroit, Michigan (Mainframe, APM and Covisint) and at our development labs in Amsterdam, The Netherlands (Uniface); Gdansk, Poland (APM); Linz, Austria (APM); Toronto, Canada (Changepoint); Lexington, Massachusetts (APM); and Beijing, China (APM).

Total research and development (“R&D”) cost was $102.7 million, $87.2 million and $69.2 million, respectively, during fiscal 2013, 2012 and 2011, of which $31.8 million, $23.2 million and $15.5 million, respectively, was capitalized for internally developed software technology. The R&D costs relating to our software solutions are reported as “technology development and support” in the consolidated statements of comprehensive income, and the portion related to our application services is reported as “cost of application services”.

TECHNOLOGY AND NETWORK OPERATIONS

Hosted Software Network

We designed our hosted software as multi-tenant networked computing applications and deliver those services entirely through an on-demand, hosted model. As such, we provide customer provisioning, application installation, application configuration, server maintenance, server co-location, data center maintenance, short-term data backup and data security.

Our hosted software enables a customer to test and monitor the web experience from outside its firewall using the hosted software network, which encompasses the following:

•	over 160 backbone nodes located in more than 33 countries, and 32 mobile carriers in 10 countries.

•	our central data warehouse and five other third-party data center facilities.

•	our portal to our customer data warehouse.

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

Our backbone nodes and last mile measurement points emulate a user accessing a web application from a web browser. As the software accesses the web application and executes transactions as a user would, it performs timing and availability measurements for the objects that comprise the web pages it traverses. When a customer measures the web experience using our backbone nodes or last mile measurement points, the test results and other measurement data are collected and stored in near-real-time at our data warehouse. Customers can access our hosted software portal in order to reach the measurement data that have been captured in our data warehouse.

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

Covisint Application Services Network

Our Covisint platform is highly-scalable and designed to process millions of transactions, manage terabytes of data and provide access for millions of users every day. The platform is enterprise-grade, continuously available across the globe and addresses our customers’ most demanding uptime requirements. We secure customer data in physical, virtual and cloud computing environments with our industry leading role-based identity management, data encryption and database management services.

The core platform is written in Java and is optimized for usability and performance. We also leverage Web 2.0 technologies like AJAX, HTML and HTML5, and security standards like OAuth and SAML. To expand the value of our platform, our software development kit includes a broad set of application programming interfaces that enable our channel partners and customers to use our AppCloud® service to develop custom applications and integrations. Our solutions often combine proprietary and open source technologies. Open source technology reduces the overall cost to our customers and allows us to bring innovations and enhancements to market in a more expedient and efficient manner.

We operate both multi-instance and multi-tenant architectures depending on our customers’ need for dedicated applications and databases. Most Covisint solutions are hosted on a shared infrastructure although some enterprises and healthcare organizations request dedicated servers. Our platform is provided as a public cloud, private cloud or a hybrid approach. Customers and third parties can customize the platform to meet their specific branding and user experience requirements through our proprietary or integrated technologies.

Savvis, Inc. (“Savvis”) hosts our enterprise-class hardware. We currently utilize facilities located in Chicago, Detroit, Tokyo, Frankfurt and Shanghai. This allows us to ensure reliability, redundancy and performance for all our customer solutions. In addition to our Savvis relationship and international facilities, we maintain and operate a disaster recovery facility in our Detroit, Michigan headquarters.

SALES AND MARKETING

We market software solutions including hosted software and software related professional services primarily through a direct sales force in the United States, Canada, Europe, Japan, Asia-Pacific, Brazil and Mexico; an inside sales force in Lexington, Massachusetts and Maidenhead, England for our hosted software; and through independent distributors and partners, giving us a presence in approximately 60 countries. We market our professional and application services primarily through account managers located in offices throughout North America. This marketing structure enables us to keep abreast of, and respond quickly to, the changing needs of our customers and to call on the actual users of our products and services on a regular basis.

COMPETITION

The markets for our software solutions are highly competitive and characterized by continual change and improvement in technology. We consider several of these competitors to be directly competitive with one or more of our products. The principal competitors for our software solutions include BMC Software Inc., CA, Inc., International Business Machines (“IBM”), Hewlett-Packard Company and Keynote Systems, Inc. We also compete with Progress Software Corporation and other smaller, privately held companies on a product specific basis. Some of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. The principal competitive factors affecting the market for our software solutions include: responsiveness to customer needs; functionality, performance and reliability of our software products in a customer’s environment; ease of use; quality of customer support; our ability to bring products to market that meet ever-changing customer requirements; vendor reputation; distribution channels; and price.

The market for professional services is highly competitive, fragmented and characterized by low barriers to entry. Our principal competitors include Accenture, Computer Sciences Corporation, HP Enterprise Services (a Hewlett-Packard Company), Analysts International Corporation, Infosys Technologies and numerous other regional and local firms in the markets in which we have professional services offices. Several of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. The principal competitive factors affecting the market for our professional services include: responsiveness to customer needs; breadth and depth of technical skills offered; availability and productivity of personnel; the ability to demonstrate achievement of results; and price.

The market for application services is highly competitive and characterized by rapid technological change, shifting customer needs and frequent introductions of new solutions and services. We currently provide application services primarily in the automotive, healthcare and energy vertical markets (“verticals”). Our principal competitors include system integrators, such as IBM, HP Enterprise Services, and Dell, cloud-based platform vendors, such as Salesforce.com and Microsoft Azure, and business-to-business integration and data exchange vendors, such as GXS and Sterling Commerce, a division of IBM, other regional and local firms in the markets in which we have customers or potential customers and our customers’ internal IT groups. The principal competitive factors affecting the market for our application services include: security; scalability; speed of implementation; ability to enable users to maintain regulatory compliance; features and functionality; ability to meet customer service level requirements; and price.

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

In addition to trade secret protection, we seek to protect our software technology, documentation and other written materials under copyright law, which affords only limited protection. We also assert registered trademark rights in our product names. As of March 31, 2013, we have been granted 61 patents issued primarily in the United States and have 23 patent applications pending primarily with the United States Patent and Trademark Office for certain product technology and have plans to seek additional patents in the future. Once granted, we expect the duration of each patent will be up to 20 years from the effective date of filing of an application. In addition, we are a party to a patent cross license agreement with IBM under which each party is granted a perpetual, irrevocable, nonexclusive license to certain of each other's patents issued or pending prior to March 21, 2009.

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

EMPLOYEES

As of March 31, 2013, we employed 4,491 people worldwide, with 1,007 in software solution sales, sales support and marketing; 1,196 in technology development and support, maintenance and network operations; 1,223 in professional services (including 277 personnel dedicated to software related services), 560 in Covisint application services and 505 in other general and administrative functions. Only a small number of our international employees are represented by labor unions. We have experienced no work stoppages and believe that our relations with our employees are good. Our success will depend in part on our continued ability to attract and retain highly qualified, experienced and talented personnel.

Executive Officers of the Registrant

Our current executive officers, who serve at the discretion of our Board of Directors, are listed below:

Name	Age	Position

Peter Karmanos, Jr.	70	Executive Chairman of the Board (retired March 31, 2013)

Robert C. Paul	50	Chief Executive Officer and member of the Board of Directors

Joseph R. Angileri	55	President and Chief Operating Officer

Laura L. Fournier	60	Executive Vice President and Chief Financial Officer

Denise A. Knobblock Starr	57	Executive Vice President and Chief Administrative Officer

Daniel S. Follis, Jr.	47	Senior Vice President, General Counsel and Secretary

Peter Karmanos, Jr., is a founder of the Company and served as Executive Chairman of the Board of Directors through March 2013. Mr. Karmanos served as Chairman of the Board from November 1978 until June 2011, as Chief Executive Officer from July 1987 until June 2011 and as President from January 1992 through October 1994 and October 2003 through March 2008.

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

Daniel S. Follis, Jr. has served as Senior Vice President, General Counsel and Secretary since March 2008. From January 2006 through February 2008, he served as Vice President, Associate General Counsel. Mr. Follis joined Compuware in March 1998 as Senior Counsel.

SEGMENT INFORMATION, PAYMENT TERMS AND FOREIGN REVENUES

For a description of revenues and operating profit by segment and for a description of extended payment terms offered to some customers, see note 1 of the consolidated financial statements included in this report. For financial information regarding geographic operations for each of the last three fiscal years, see note 14 to the consolidated financial statements included in this report. Customer revenue is allocated to geographic operations based on the country in which the products were sold or the services were performed. The Company’s foreign operations are subject to risks related to foreign exchange rates and other risks. For a discussion of risks associated with our foreign operations, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

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

Our product revenue is dependent on the acceptance of our pricing structure for our software solutions.
The pricing of our software licenses, maintenance services and hosted software is under constant pressure from customers and competitive vendors that can negatively impact our product revenue. These competitive pressures could have a material adverse effect on our results of operations and cash flow.

Maintenance revenue could continue to decline.
Our maintenance revenue has been negatively affected by cancellations and reduced pricing for mainframe maintenance renewals and the decline in new mainframe maintenance arrangements. If we are unable to increase new product sales and maintenance contract renewals to outpace the combined impact of maintenance cancellations, reduced pricing for maintenance renewals and currency fluctuations, our maintenance revenues will decline, which could have a material adverse effect on our results of operations and cash flow.

Our primary source of profitability is from our mainframe segment. As revenues in this segment decline, our profitability will decline unless we are able to significantly increase margins in other operating segments.
Our mainframe segment generates significantly higher contribution margins than our other segments some of which are currently generating losses. We expect our future revenue growth to come primarily from our APM and application services segments. Declines in mainframe revenue, which could be exacerbated by lower than expected sales of our PurePath for z/OS offering, prior to these segments obtaining significant improvements in their respective contribution margins, will have a further negative impact on our results of operations and cash flow.

If we are not able to grow our APM revenue, we may fail to achieve our forecasted financial results and we may fail to meet the expectations of analysts or investors which could cause our stock price to decline.
The success of our APM business unit is dependent on continued revenue growth of our on-premise software solutions (dynaTrace and DCRum) and on our ability to return our hosted software (Gomez Saas) revenue growth rates to historical levels. We may be unable to grow our APM revenue due to a decline in market demand or an inability to deliver solutions desired by customers and potential customers. The APM market is currently growing as companies continue to invest in applications to take advantage of the proliferation of mobile devices, cloud computing and the large amounts of data being collected by applications (“Big Data”). Our APM revenue has grown as a result of this spending. If customer investment in applications and supporting application performance management solutions does not continue to grow or declines, the demand for our APM solutions may decline, and we may not be able to grow revenue or revenue may decline as a result. If this occurs it could have a material impact on our results of operations.

Additionally, we continue to invest in new derivative offerings of our on-premise and Gomez Saas offerings and it is difficult to estimate customer acceptance of these new offerings and how these new offerings will affect sales of our existing offerings. If these new offerings are not in demand by our customers or cause a reduction in the demand for our existing offerings, our results of operations could be negatively impacted. Also, we have competitors with substantially greater financial and marketing resources than we have. As a result, these competitors may be more effective in developing offerings that customers purchase. If we are less successful than our competitors in creating and evolving offerings that customers purchase, our results of operations could be negatively affected.

Changes in the financial services industry could have a negative impact on our revenue and margins.
Approximately 20% of our mainframe revenue and 10% to 15% of our professional services revenue is generated from customers in the financial services industry. Future changes in the financial services industry, including mergers, restructurings or failures, could have a material adverse effect on our mainframe license and maintenance revenue and on our professional services revenue, negatively impacting our results of operations and cash flow.

We may fail to achieve our forecasted financial results due to inaccurate sales forecasts or other unpredictable factors. If we fail to meet the expectations of analysts or investors, our stock price could decline substantially.
Our revenues, particularly our software license revenues, are difficult to forecast. Software license revenues in any quarter are dependent on orders booked in the quarter. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate the sales forecast. Our sales forecast estimates could prove to be unreliable both in a particular quarter and over a longer period of time as a significant amount of our transactions are completed during the final weeks and days of the quarter. Therefore, we generally do not know whether revenues or earnings will have met expectations until after the end of the quarter. Also, the manner in which our customers license our products can cause revenues to be deferred or recognized ratably over time. These changes in the mix of customer agreements could adversely affect our revenues. As a result, our actual financial results can vary substantially from our forecasted results.

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
In January 2013, we announced that our Board of Directors had rejected an unsolicited proposal by Elliott Management Corporation to acquire all of our outstanding shares of common stock. Elliott Management Corporation is being given an opportunity to perform due diligence on Compuware subject to a non-disclosure agreement and the Board has indicated its willingness to carefully review and evaluate any credible offer it receives that delivers full value to Compuware shareholders. There can be no assurance that Elliott Management Corporation or another third party will not make an unsolicited takeover proposal in the future or take other action to acquire control of Compuware. Considering and responding to a future proposal is likely to result in significant additional costs to Compuware, and future acquisition proposals, other shareholder actions to acquire control and the litigation that often accompanies them, if any, are likely to be costly and time-consuming and may disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Additionally, perceived uncertainties as to our future direction as a result of shareholder activism or potential changes to the composition of the Board of Directors may lead to the perception of a change in the direction of the business or other instability which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us because of any such issues, then our revenue, earnings and operating cash flows could be materially and adversely affected. Moreover, we believe that the future trading price of our common stock may be volatile and subject to wide price fluctuations based on various factors, including uncertainty associated with potential offers to acquire Compuware.

If we fail to achieve the results we expect from our expense reduction program, our results of operations and financial condition may be adversely affected.
In fiscal 2013, we announced and began to implement plans to reduce expenses, which included a reduction in our workforce, the elimination or reduction in size of certain office facilities and the early termination of certain operating leases. There can be no assurance that our restructuring plan to reduce expenses will produce the cost savings we anticipate.

The market for application services is highly competitive with emerging competitors. As the market matures, competition may increase and could have a material negative impact on our results of operations.
Several of our competitors in the application services market have substantially greater financial, marketing, recruiting and training resources than we do. As a result, our competitors may be more efficient and effective at achieving the following principal competitive factors affecting the market for application services: security; scalability; speed of implementation; ability to enable users to maintain regulatory compliance; features and functionality; ability to meet customer service level requirements; and price. If we are less successful at achieving one or more of these factors than our competitors, we may lose market share which could have a material adverse effect on our business, financial condition and operating results.

If we are not successful in maintaining our professional services strategy, our revenue and margins may further decline.
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
Our revenues and profitability depend on the overall demand for our software products, hosted software, professional services and application services. Economic uncertainties over the last few years have resulted in companies reassessing their spending for technology projects. If the economies within the United States, Europe and/or other geographic regions in which we operate experience a slowdown or recession, it could have a material adverse effect on our results of operations and cash flow.

Defects or disruptions in our hosted software or application services networks or interruptions or delays in service would impair the delivery of our on-demand service and could diminish demand for our services and subject us to substantial liability.
Defects in our hosted software or application services networks could result in service disruptions for our customers. Our network performance and service levels could be disrupted by numerous events, including natural disasters and power losses. We might inadvertently operate or misuse the system in ways that could cause a service disruption for some or all of our customers. We might have insufficient redundancy or server capacity to address any such disruption, which could result in interruptions in our services or degradations of our service levels. Our customers might use our hosted software in ways that cause a service disruption for other customers. These defects or disruptions could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones, either of which could have a material adverse effect on our results of operations and cash flow.

Future changes in the U.S. domestic automotive manufacturing business could reduce demand for our professional services and Covisint application services, which may have a material negative effect on our revenues and operating results.
A substantial portion of our worldwide professional services revenue and Covisint application services revenue has been generated from customers in the automotive industry, with General Motors Company currently our largest customer. General Motors announced in July 2012 that it intends to significantly reduce its use of outsourced information technology services over the next three to five years. If General Motors were to terminate or significantly curtail its relationship with us, we could experience a rapid decline in professional services and application services revenue and contribution margin over a relatively short period of time.

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
We evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights and other intangible assets, whenever events or circumstances occur that may indicate these assets are impaired or, periodically, as required by generally accepted accounting principles. In our annual evaluation as of March 31, 2013, we determined the goodwill associated with our professional services reporting unit was impaired and wrote down the associated goodwill by $71.8 million to $42.8 million in the fourth quarter of 2013. In the continuing process of evaluating the recoverability of the carrying amount of our long-lived assets in this segment as well as the goodwill and other long-lived assets associated with our other operating segments, there is the possibility that we could identify other substantial impairments in the future, any of which could have a material adverse effect on our results of operations.

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
The markets for our software products are highly competitive. Several of our competitors have greater financial and marketing resources than we do. The principal competitive factors affecting the market for our software products include: responsiveness to customer needs; functionality, performance and reliability of our software products in a customer’s environment; ease of use; quality of customer support; our ability to bring products to market that meet ever-changing customer requirements; vendor reputation; distribution channels; and price. A variety of external and internal events and circumstances could adversely affect our competitive capacity. Our ability to remain competitive will depend, to a great extent, upon our performance in sales, product development and customer support. To be successful in the future, we must respond promptly and effectively to our customers’ purchasing methodologies, challenges of technological change and our competitors' innovations by continually enhancing our product offerings.

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
We have numerous competitors in the professional services markets in which we operate. Several of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. The principal competitive factors affecting the market for our professional services include: responsiveness to customer needs; breadth and depth of technical skills offered; availability and productivity of personnel; the ability to demonstrate achievement of results; and price. There is no assurance that we will be able to compete successfully in the future.

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

For us to maximize the return on our investments in acquired companies, the products from these entities must be integrated with our existing solutions. These integrations can be difficult and unpredictable, especially given the complexity of software and that acquired technology is typically developed independently and designed with no regard to integration. The difficulties are compounded when the products involved are well-established because compatibility with the existing base of installed products must be preserved. Successful integration also requires coordination of different development and engineering teams. This too can be difficult and unpredictable because of possible cultural conflicts and different opinions on technical decisions and product roadmaps. There can be no assurance that we will be successful in our product integration efforts or that we will realize the expected benefits.

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

In addition, we recognize reserves for uncertain tax positions through tax expense for estimated exposures related to our current and historical tax positions. We evaluate the need for reserves for uncertain tax positions on a quarterly basis and any change in the amount will be recorded in our results of operations, as appropriate. It could take several years to resolve certain of these issues.

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

Our executive offices, our mainframe and some of our APM research and development labs, principal marketing department, primary professional and application services office, customer service and support teams for mainframe and APM are located in our corporate headquarters building in Detroit, Michigan. We own the facility, which is approximately 1.1 million square feet, including approximately 291,000 square feet designated for lease to third parties for office, retail and related amenities. In addition, we lease approximately 217,000 square feet of land on which the facility resides.

We lease approximately 78 sales offices (all supporting software solutions) and professional services offices in 29 countries, including 6 remote product research and development facilities (see “Research and Development” section in Item 1 of this report for additional information).

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

Our common stock is traded on The NASDAQ Global Select Market (“NASDAQ”) under the symbol CPWR. As of May 27, 2013, there were 3,505 shareholders of record of our common stock. We have not paid any cash dividends on our common stock since fiscal 1986. However, in January 2013, our Board of Directors announced its intention to begin paying cash dividends totaling $0.50 per share annually, to be paid quarterly beginning in the first quarter of fiscal 2014. The amount and size of any future cash dividend payments will be subject to the discretion of our Board of Directors and will depend on our current and expected results of operations, financial condition and available cash resources, the terms of any indebtedness we have at the time, applicable state law and other factors our Board of Directors deems relevant. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated, all as reported by NASDAQ.

Fiscal Year Ended March 31, 2013	High	Low
Fourth quarter	$12.74	$10.69
Third quarter	11.16	7.97
Second quarter	10.25	8.32
First quarter	9.38	8.08

Fiscal Year Ended March 31, 2012	High	Low
Fourth quarter	$9.60	$7.35
Third quarter	9.01	6.97
Second quarter	10.32	7.43
First quarter	11.71	9.05

Our revolving credit agreement contains a restriction requiring us to maintain at least a 0.25 to 1.0 cushion below our consolidated total leverage ratio maximum of 2.5 to 1.0 (at March 31, 2013, our ratio was 0.13 to 1.0) on a pro forma basis in the case of any stock repurchases, acquisitions or dividends in excess of $50 million in any fiscal year. See note 9 of the consolidated financial statements included in this report for more details regarding our credit agreement.

Common Share Repurchases

The following table sets forth the repurchases of common stock for the quarter ended March 31, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plan or program (1)

For the month ended January 31, 2013	327,400	$10.94	327,400	$144,126,000

For the month ended February 28, 2013	-	-	-	144,126,000

For the month ended March 31, 2013	89,555	12.32	89,555	143,023,000

Total	416,955	11.24	416,955

(1)	The total dollar value of shares that may yet be purchased under the plans or programs applies to purchases made under both the Discretionary Plan and the Rule 10b5-1 Plan.

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

In December 2012, the Board of Directors adopted a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 (“10b5-1 Plan”) to repurchase our common stock. A broker selected by us had the authority under the terms and limitations specified in the plan to repurchase shares on our behalf in accordance with the terms of the plan without further direction from us. This repurchase program allowed us to repurchase shares pursuant to a predetermined formula without regard to the quarterly black-out periods. This plan utilized funds under the previous authorization described above and expired in May 2013.

Comparison of Cumulative Five Year Total Return

The following line graph compares the yearly percentage change in the cumulative total shareholder return on our common shares with the cumulative total return of each of the following indices: the S&P 500 Index, the NASDAQ Market Index and the NASDAQ Computer and Data Processing Index for the period from April 1, 2008 through March 31, 2013. The graph includes a comparison to the S&P 500 Index in accordance with SEC rules, as the Company's common stock is part of such index. The graph assumes the investment of $100 in our common shares, the S&P 500 Index and each of the two NASDAQ indices on March 31, 2008 and the reinvestment of all dividends.

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

Total Return To Shareholders
(Includes reinvestment of dividends)

	Base	Indexed Returns
	Period	Fiscal Years Ending
	March 31,	March 31,
Company / Index	2008	2009	2010	2011	2012	2013
Compuware Corporation	$100	89.78	114.44	157.36	125.20	170.16
S&P 500 Index	100	61.91	92.72	107.23	116.39	132.64
NASDAQ Market Index	100	67.15	105.94	124.71	139.71	150.83
NASDAQ Computer & Data Processing Index	100	72.40	112.48	128.69	139.45	145.22

The additional information required in this section is contained in Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this report and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The selected statement of comprehensive income (loss) and balance sheet data presented below are derived from our audited consolidated financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.

	Year Ended March 31,
	2013	2012	2011	2010	2009
	(In thousands, except earnings per share data)
Statement of Comprehensive Income (Loss) Data:
Revenues:
Software license fees	$178,922	$220,885	$194,745	$194,504	$219,634
Maintenance fees	407,480	427,534	419,240	439,491	479,480
Subscription fees	82,442	78,438	67,718	16,852
Professional services fees	185,011	209,184	192,202	200,865	356,111
Application services fees	90,694	73,731	55,025	40,467	35,230
Total revenues	944,549	1,009,772	928,930	892,179	1,090,455
Operating expenses:
Cost of software license fees	20,165	17,572	14,216	15,430	24,491
Cost of maintenance fees	35,084	38,670	32,975	33,266	41,877
Cost of subscription fees	31,127	29,669	24,974	9,289
Cost of professional services	163,713	182,625	165,939	178,938	331,001
Cost of application services	83,298	72,384	51,011	37,923	37,029
Technology development and support	105,800	104,968	90,330	91,245	86,453
Sales and marketing	251,925	273,520	243,771	222,447	226,408
Administrative and general	162,810	163,723	155,400	164,633	148,019
Goodwill impairment (1)	71,840
Restructuring costs (2)	16,573			7,960	10,037
Gain on divestiture of product lines (3)				(52,351)
Total operating expenses	942,335	883,131	778,616	708,780	905,315
Income from operations	2,214	126,641	150,314	183,399	185,140
Other income (expense), net	(1,170)	1,633	4,462	25,721	27,581
Income before income tax provision	1,044	128,274	154,776	209,120	212,721
Income tax provision	18,295	39,903	47,335	68,314	73,074
Net income (loss)	$(17,251)	$88,371	$107,441	$140,806	$139,647

Basic earnings (loss) per share (4)	$(0.08)	$0.40	$0.49	$0.61	$0.56
Diluted earnings (loss) per share (4)	(0.08)	0.40	0.48	0.60	0.55

Shares used in computing net income (loss) per share:
Basic earnings computation	214,627	218,344	220,616	232,634	250,916
Diluted earnings computation	214,627	222,378	226,095	234,565	252,402

Balance Sheet Data (at period end):
Working capital	$38,159	$54,386	$143,905	$92,688	$297,237
Total assets	1,973,282	2,167,538	2,038,377	2,013,325	1,874,850
Long term debt (5)	18,000	45,000
Total shareholders' equity (6)	998,226	1,049,937	952,612	913,813	880,648

(1)
During the fourth quarter of fiscal 2013, it was determined through the Company’s annual goodwill impairment analysis that the carrying value of the goodwill associated with our professional services reporting unit exceeded the implied fair value by approximately $71.8 million, resulting in an impairment charge for this amount. See note 7 of the consolidated financial statements included in this report for additional information on goodwill.

(2)
During fiscal 2013, the Company approved the initial phase of a plan designed to reduce administrative and general and non-core operational costs. The activities associated with this plan resulted in a restructuring charge of $16.6 million for fiscal 2013. See note 8 of the consolidated financial statements included in this report for additional information regarding our restructuring plan.

During fiscal 2010 and 2009, the Company undertook various restructuring activities to improve the effectiveness and efficiency of a number of the Company’s critical business processes, primarily within the products and professional services segments. These activities resulted in a restructuring charge of $8.0 million and $10.0 million for fiscal 2010 and 2009, respectively.

(3)
In May 2009, we exited the Quality and Testing business by selling our Quality and DevPartner distributed product lines to Micro Focus International PLC, resulting in a gain on divestiture of product lines of $52.4 million.

(4)	See note 12 of the consolidated financial statements included in this report for the basis of computing earnings (loss) per share.

(5)	See note 9 of the consolidated financial statements included in this report for additional information on debt.

(6)	No dividends were paid or declared during the periods presented.

See note 2 of the consolidated financial statements for additional information on acquisition activity.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, we discuss our results of operations on a segment basis. We have six business segments: APM, Mainframe (“MF”), Changepoint (“CP”), Uniface (“UF”), Professional Services (“PS”) and Covisint Application Services (“AS” or “Covisint”). These segments are described in detail in note 1 to the consolidated financial statements.

This business unit structure is intended to provide visibility and control over the operations of our business and to increase our market agility, enabling us to more effectively capitalize on market conditions and competitive advantages to maximize revenue growth and profitability.

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

Our primary source of profitability and cash flow is the sale of our mainframe productivity tools (“mainframe”) that are used within our customers’ mainframe computing environments for fault diagnosis, file and data management, application performance monitoring and application debugging. We have generally experienced lower volumes of software license transactions for our mainframe solutions in recent years causing an overall downward trend in our mainframe product revenues which we expect to continue. Changes in our current customer IT computing environments and spending habits have impacted their need for additional mainframe computing capacity. In addition, increased competition and pricing pressures have had a negative impact on our revenues. Customers utilize our products to reduce operating costs, increase programmer productivity and create a smooth transition to the next generation of mainframe environment programmers. We will continue to make strategic enhancements to our mainframe solutions (such as our PurePath for z/OS which was released in fiscal 2013) through research and development investments with the goal of meeting customer needs and maintaining a high maintenance renewal rate. The cash flow generated from our mainframe business supports our growth segments.

We have identified the APM market as a key source of future revenue growth. Web, mobile and cloud applications and the complex distributed applications delivery chain supporting them have become increasingly critical to a company’s brand awareness, revenue growth and overall market share. Because of this, the market for APM solutions is significant and growing rapidly. Our APM solutions provide our customers with on-premises software and SaaS platform based hosted software. These solutions ensure the optimal performance of each customer’s enterprise, web, streaming, mobile and cloud applications. We are investing in our APM solutions with the goal of providing solutions that are best-in-class within the APM market. Specifically, our investments include: (1) enhancements to our global hosted software network with specific focus on ease of use, time-to-value and data analytics in mobile and cloud application performance capabilities and in video streaming performance; (2) enhancements to our solutions that are focused on optimizing application performance and accelerating time to market; and (3) enhancements which combine our on-premises software and SaaS solution into a single platform that provides performance metrics for web, non-web, mobile, streaming and cloud applications in a single solution.

We have also identified the secure collaboration services market, served by our Covisint application services, as a key source of revenue growth. Technology has allowed business communities, organizations and systems to globally connect and share vital information, applications and processes across their internal and extended enterprises. Our Covisint services, which are provided on a platform-as-a-service (“PaaS”) basis to customers primarily in the automotive and U.S. healthcare industries, create an environment that simplifies and secures this collaboration atmosphere. Our focus in the manufacturing industry is on enabling automakers to connect, engage and collaborate on mission critical business processes with their suppliers, customers and business partners. Our focus in the healthcare industry is on enabling hospitals, physicians and government entities to share electronic patient health and medical records.

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

The professional services reporting segment is focused on delivering high quality solutions and resources to our customers that meet their needs from application development through project management. Our goal is to provide the expertise, best practices and agility needed to meet our customers’ critical technology challenges. Areas of growth that we have identified are cloud, machine to machine and mobile application development services. Enhancing our competencies in these areas will provide an opportunity to continue growing the segment’s revenue and contribution margin.

Annual Update

The following occurred during fiscal 2013:

•
Experienced a decline in total revenue of $65.2 million during 2013 as compared to 2012 due to a $42.0 million decrease in software license fees, a $20.1 million decrease in maintenance fees and a $24.2 million decrease in professional services fees, partially offset by a $17.0 million increase in application services fees and a $4.0 million increase in subscription fees.

•
Experienced a decline in operating margin to 0.2% during 2013 as compared to 12.5% during 2012 due primarily to a $71.8 million goodwill impairment charge and $16.6 million in restructuring expenses recorded during 2013 as well as the overall decline in revenue (see the “Business Segment Analysis,” “Restructuring Charge” and “Goodwill Impairment Charge” sections below for additional information).

•
On a non-GAAP basis, excluding restructuring charges, goodwill impairment and certain advisory fees, the operating margin declined from 12.5% in 2012 to 9.9% in 2013. See the “GAAP to non-GAAP Reconciliation” section below for a complete reconciliation of operating income.

•
Software solutions revenue declined $65.4 million or 8.3% for 2013 as compared to 2012 due primarily to a decline in mainframe revenue, partially offset by an increase in APM revenue. Software solutions contribution margin declined to 36.1% during 2013 from 38.3% during 2012 due to the decline in mainframe revenue, which generates higher margins than other segments.

•
Professional services segment revenue declined $16.8 million or 11.1% during 2013 as compared to 2012 due primarily to a decline in application development services for customers within the financial services industry. On a GAAP basis, the professional services margin was negative 39.2% which included an impairment charge that was 53.3% of professional services segment revenue. Excluding the goodwill impairment, the contribution margin declined to 14.2% on a non-GAAP basis from 16.1% in 2012. (See “Professional Services” and “GAAP to non-GAAP Reconciliation” for additional information and a complete reconciliation).

•
Covisint revenue increased $17.0 million or 23.0% during 2013 as compared to 2012 due to growth from both recurring and services fees across automotive and healthcare customers as well as customers in other industries. Contribution margin improved to 5.1% during 2013 from 1.4% during 2012 due to the increase in revenue.

•
Released PurePath for z/OS, which combines Strobe and dynaTrace technology on the mainframe, during November 2012. We expect PurePath for z/OS to positively contribute to our mainframe revenues in 2014.

•	Repurchased approximately 8.6 million shares of our common stock at an average price of $9.37 per share through our stock repurchase plans.

In May 2013, Covisint Corporation, currently a wholly owned subsidiary of Compuware, filed a registration statement with the U.S. Securities and Exchange Commission for a possible initial public offering of up to 20% of its common stock ("Proposed IPO"). The Proposed IPO is intended, among other things, to give Covisint greater flexibility to pursue strategic opportunities and to increase its visibility in the marketplace. The Proposed IPO is expected to commence during fiscal 2014 as market conditions permit and is also subject to completion of the SEC's review process. Our current plan is to distribute any remaining Covisint shares owned by Compuware directly to Compuware shareholders within 12 months of completing the IPO, subject to approval by our Board of Directors, receipt of consent from the lenders under our revolving credit agreement and applicable regulatory approvals.

In January 2013, our Board of Directors approved an action plan to increase shareholder value. In addition to the planned spin-off of the Covisint business, we are implementing plans to significantly reduce costs over the next two years, and our Board of Directors announced its intention to begin paying cash dividends totaling $0.50 per share annually to be paid quarterly starting in fiscal 2014. While we are focused on executing and delivering on our plan, the Board is committed to carefully review and evaluate any credible offer it receives that delivers full value to our shareholders.

See note 8 of the consolidated financial statements included in this report for more details regarding our restructuring plan.

In May 2013, the Board of Directors declared the first quarterly cash dividend of $0.125 per share to be paid June 19, 2013 to shareholders of record at the close of business on June 5, 2013. The payment of future dividends is subject to the availability of funds after taking into account our operational funding requirements, the terms of any indebtedness and applicable state law. The revolving credit agreement to which we are a party contains financial covenants that could limit our ability to pay dividends, as well as a covenant that would prohibit us from paying dividends if we are in default or if payment of the dividend would result in a default. We anticipate being able to pay the planned dividends during fiscal 2014.

Our ability to execute our strategies and achieve our objectives is subject to a number of risks and uncertainties. See "Forward-Looking Statements".

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of comprehensive income (loss) as a percentage of total revenues and the percentage change in such items compared to the prior period:

	Percentage of				Period-to-Period
	Total Revenues				Change
	Fiscal Year Ended				2012		2011
	March 31,				to		to
	2013		2012	2011	2013		2012
REVENUE:
Software license fees	18.9%		21.9%	21.0%	(19.0	) %	13.4%
Maintenance fees	43.2		42.3	45.1	(4.7)		2.0
Subscription fees	8.7		7.8	7.3	5.1		15.8
Professional services fees	19.6		20.7	20.7	(11.6)		8.8
Application services fees	9.6		7.3	5.9	23.0		34.0
Total revenues	100.0		100.0	100.0	(6.5)		8.7

OPERATING EXPENSES:
Cost of software license fees	2.1		1.8	1.5	14.8		23.6
Cost of maintenance fees	3.7		3.8	3.5	(9.3)		17.3
Cost of subscription fees	3.3		2.9	2.7	4.9		18.8
Cost of professional services	17.3		18.1	17.9	(10.4)		10.1
Cost of application services	8.8		7.2	5.5	15.1		41.9
Technology development and support	11.2		10.4	9.8	0.8		16.2
Sales and marketing	26.7		27.1	26.2	(7.9)		12.2
Administrative and general	17.3		16.2	16.7	(0.6)		5.4
Goodwill impairment	7.6				n/a
Restructuring costs	1.8				n/a
Total operating expenses	99.8		87.5	83.8	6.7		13.4
Income from operations	0.2		12.5	16.2	(98.3)		(15.7)
Other income (expense), net	(0.1)		0.2	0.5	(171.6)		(63.4)

Income before income tax provision	0.1		12.7	16.7	(99.2)		(17.1)
Income tax provision	1.9		3.9	5.1	(54.2)		(15.7)
Net income (loss)	(1.8	) %	8.8%	11.6%	(119.5	) %	(17.7	) %

BUSINESS SEGMENT ANALYSIS

The following table sets forth, for the periods indicated, certain business segment operational data. We evaluate the performance of our segments based primarily on revenue growth and contribution margin which is operating profit before certain charges such as restructuring, internal information system support, finance, human resources, legal, administration and other corporate charges (“unallocated expenses”). The allocation of income taxes is not evaluated at the segment level. Comparisons are to the comparable period of the prior year. Financial information for our business segments was as follows (in thousands):

	Software Solutions							Unallocated
Year Ended:	APM	MF	CP	UF	Total	PS (1)	AS	Expenses (2)	Total

March 31, 2013

Total revenues	$300,533	$332,677	$39,775	$46,156	$719,141	$134,714	$90,694	$-	$944,549

Operating expenses	304,835	91,325	41,226	21,831	459,217	187,472	86,084	209,562	942,335

Contribution /operating margin	$(4,302)	$241,352	$(1,451)	$24,325	$259,924	$(52,758)	$4,610	$(209,562)	$2,214

Operating margin %	(1.4%)	72.5%	(3.6%)	52.7%	36.1%	(39.2%)	5.1%	N/A	0.2%

March 31, 2012

Total revenues	$270,443	$419,317	$47,867	$46,908	$784,535	$151,506	$73,731	$-	$1,009,772

Operating expenses	317,621	99,310	45,027	21,740	483,698	127,178	72,717	199,538	883,131

Contribution / operating margin	$(47,178)	$320,007	$2,840	$25,168	$300,837	$24,328	$1,014	$(199,538)	$126,641

Operating margin %	(17.4%)	76.3%	5.9%	53.7%	38.3%	16.1%	1.4%	N/A	12.5%

March 31, 2011

Total revenues	$231,999	$413,332	$39,423	$46,307	$731,061	$142,844	$55,025	$-	$928,930

Operating expenses	246,212	99,659	47,514	20,149	$413,534	118,937	51,011	195,134	778,616

Contribution / operating margin	$(14,213)	$313,673	$(8,091)	$26,158	$317,527	$23,907	$4,014	$(195,134)	$150,314

Operating margin %	(6.1%)	75.9%	(20.5%)	56.5%	43.4%	16.7%	7.3%	N/A	16.2%

(1)
Professional services business unit operating expenses for fiscal 2013 include a $71.8 million goodwill impairment charge. See note 7 of the consolidated financial statements included in this report for additional information.

(2)	Unallocated expenses for fiscal 2013 include $16.6 million in restructuring expenses. See note 8 of the consolidated financial statements included in this report for additional information.

GAAP TO NON-GAAP RECONCILIATION

In an effort to provide investors with additional information regarding the Company's results as determined by U.S. generally accepted accounting principles (GAAP), the Company has provided the following non-GAAP information: (a) non-GAAP professional services margin, (b) non-GAAP operating income, (c) non-GAAP net income and (d) non-GAAP diluted earnings per share. Each of these financial measures excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP. These non-GAAP financial measures exclude a goodwill impairment charge; restructuring charges; advisory fees associated with certain shareholder actions; and the related tax impacts of these items. Each of the non-GAAP adjustments is described in more detail below. The table below provides a reconciliation of each of these non-GAAP measures to its most comparable GAAP financial measure.

We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our operating results because they exclude amounts that management and the board of directors do not consider part of core operating results when assessing the performance of the organization. We believe that inclusion of these non-GAAP financial measures provides consistency and comparability with past reports of financial results. Accordingly, we believe these non-GAAP financial measures are useful to investors in allowing for greater transparency of supplemental information used by management.

While we believe that these non-GAAP financial measures provide useful supplemental information, there are limitations associated with the use of these non-GAAP financial measures. These non-GAAP financial measures are not prepared in accordance with GAAP, are not audited, and do not reflect a comprehensive system of accounting and may not be completely comparable to similarly titled measures of other companies due to potential differences in the exact method of calculation between companies. Items such as a goodwill impairment charge; restructuring charges; advisory fees associated with certain shareholder actions; and the related tax impacts of these items that are excluded from our non-GAAP financial measures can have a material impact on net income. As a result, these non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, net income or loss, cash flow from operations or other measures of performance prepared in accordance with GAAP. We compensate for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by reconciling the non-GAAP financial measures to their most comparable GAAP financial measure. We have procedures in place to ensure that these measures are calculated using the appropriate GAAP components in their entirety and to ensure that our performance is properly reflected to facilitate consistent period-to-period comparisons.

The following discusses the reconciling items from our non-GAAP financial measures to the most comparable GAAP financial measures:

•
Goodwill impairment charge. Our non-GAAP financial measures exclude an impairment charge associated with a decline in the estimated fair value of our professional services business unit. Management and the board of directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding goodwill impairment to provide comparability and consistency with historical operating results.

•
Restructuring charges. Our non-GAAP financial measures exclude restructuring charges, and any subsequent changes in estimates, as they relate to our corporate restructuring and exit activities, including asset impairments resulting from a fourth quarter fiscal 2013 operational review. Management and the board of directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding restructuring charges, in order to provide comparability and consistency with historical operating results.

•
Advisory fees associated with certain shareholder actions. During the third quarter of fiscal 2013, the Company received an unsolicited, nonbinding offer to purchase the outstanding shares of the Company from a shareholder. The Company has incurred costs of approximately $3 million for unplanned consultant fees to review the offer, analyze the business and review additional requests for information from other interested parties. Management and the board of directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding such costs, in order to provide comparability and consistency with historical operating results.

•
Provision for income taxes on above pre-tax non-GAAP adjustments. Our non-GAAP financial measures exclude the tax impact of the above pre-tax non-GAAP adjustments. This amount is calculated using the tax rates of each country to which these pre-tax non-GAAP adjustments relate. Management excludes the non-GAAP adjustments on a net-of-tax basis in evaluating our performance. Therefore, we exclude the tax impact of these charges when presenting non-GAAP financial measures.

Our reconciliation of GAAP to non-GAAP financial information is presented below (in thousands, except for per share data):

	Year Ended March 31,
	2013	2012	2011

Income from operations	$2,214	$126,641	$150,314

Restructuring expenses	16,573	-	-
Goodwill impairment	71,840	-	-
Advisory fees	2,797	-	-

Income from operations before restructuring, impairment and advisory fees	$93,424	$126,641	$150,314

Net income (loss)	$(17,251)	$88,371	$107,441

Restructuring expenses	16,573	-	-
Goodwill impairment	71,840	-	-
Advisory fees	2,797	-	-

Total adjustments	91,210	-	-
Income tax effect of adjustments	(16,661)	-	-

Net income before restructuring, impairment and advisory fees	$57,298	$88,371	$107,441

Diluted earnings per share - GAAP	$(0.08)	$0.40	$0.48

Recalculated using dilutive shares	$(0.08)	$0.40	$0.48

Restructuring expenses	0.08	-	-
Goodwill impairment	0.33	-	-
Advisory fees	0.01	-	-

Total adjustments	0.42	-	-
Income tax effect of adjustments	(0.08)	-	-

Diluted earnings per share before restructuring, impairment and advisory fees	$0.26	$0.40	$0.48

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

Revenue associated with our software solutions consists of software license fees, maintenance fees, subscription fees and professional services fees (software related services). Software solutions revenues are presented in the table below (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2012 to		2011 to
	2013	2012	2011	2013		2012
Software license fees	$178,922	$220,885	$194,745	(19.0	) %	13.4%
Maintenance fees	407,480	427,534	419,240	(4.7)		2.0
Subscription fees	82,442	78,438	67,718	5.1		15.8
Professional services fees	50,297	57,678	49,358	(12.8)		16.9
Total software solutions revenue	$719,141	$784,535	$731,061	(8.3	) %	7.3%

Software license fees (“license fees”) decreased $42.0 million during 2013, which included a negative impact from foreign currency fluctuations of $4.1 million, and increased $26.1 million during 2012, which included a positive impact from foreign currency fluctuations of $4.3 million. Excluding the impact from foreign currency fluctuations, license fees decreased $37.9 million for 2013 and increased $21.8 million for 2012. The decrease for 2013 was due to the decline in mainframe license fees, partially offset by an increase in APM license fees. The increase for fiscal 2012 was due largely to an increase in mainframe license fees and, to a lesser extent, increases in APM and Changepoint license fees (see the discussion within “Software Solutions by Business Segment” for more details).

During 2013, 2012 and 2011, for software license transactions that were required to be recognized ratably, we deferred $25.6 million, $15.8 million and $29.9 million, respectively, of license fees relating to such transactions that closed during the period. We recognized as license fees $30.3 million, $48.5 million and $61.2 million of previously deferred license revenue during 2013, 2012 and 2011, respectively, relating to such transactions that closed and had been deferred prior to the beginning of the period.

Maintenance fees decreased $20.1 million during 2013, which included a negative impact from foreign currency fluctuations of $11.1 million, and increased $8.3 million during 2012, which included a positive impact from foreign currency fluctuations of $9.9 million. Excluding the impact from foreign currency fluctuations, maintenance fees declined $9.0 million for 2013 and declined $1.6 million for 2012. Approximately $8 million of the decline was due to a single mainframe customer cancellation. The remaining decline was due to smaller customer cancellations and lower renewal values for maintenance fees associated with our mainframe product lines. Although we continue to experience high maintenance renewal rates with our current mainframe customers, new or growth customers are not entirely replacing the maintenance revenue loss from the non-renewed or reduced capacity mainframe maintenance arrangements. The declines in both 2013 and 2012 were partially offset by an increase in APM maintenance fees due primarily to sales growth in our APM product line including additional maintenance related to the dynaTrace acquisition.

Subscription fees increased $4.0 million during 2013, which included a negative impact from foreign currencies of $817,000, and increased $10.7 million during 2012, which included a positive impact from foreign currency fluctuations of $549,000. Excluding the impact from foreign currency fluctuations, subscription fees increased $4.8 million for 2013 and increased $10.2 million for 2012 primarily as a result of new SaaS solution sales exceeding customer cancellations.

Professional services fees within our software solutions business segments decreased $7.4 million during 2013 and increased $8.3 million during 2012. The decline in profesional services fees during 2013 primarily occurred within our mainframe and Changepoint segments due to a decline in our test data privacy services and a decline in new software license sales, respectively. The improvement in professional services fees during fiscal 2012 primarily occurred within our APM business unit due to increased implementation fees associated with new APM solution sales and increases in demand for our managed service offerings.

Software solutions revenue by geographic location is presented in the table below (in thousands):

	Year Ended March 31,
	2013	2012 (1)	2011 (1)
United States	$375,871	$401,198	$373,644
Europe and Africa	205,870	234,909	222,538
Other international operations	137,400	148,428	134,879
Total software solutions revenue	$719,141	$784,535	$731,061

(1)	March 31, 2012 and 2011 amounts between the United States and other international operations have been reclassified to conform to the current year presentation.

SOFTWARE SOLUTIONS BY BUSINESS SEGMENT

Application Performance Management

The financial results of operations for our APM segment were as follows (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2012 to	2011 to
	2013	2012	2011	2013	2012
Revenue
Software license fees	$100,565	$85,462	$77,823	17.7%	9.8
Maintenance fees	89,535	77,329	64,283	15.8	20.3
Subscription fees	79,862	76,246	67,718	4.7	12.6
Professional services fees	30,571	31,406	22,175	(2.7)	41.6
Total revenue	300,533	270,443	231,999	11.1	16.6

Operating expenses	304,835	317,621	246,212	(4.0)	29.0

Contribution margin	$(4,302)	$(47,178)	$(14,213)	90.9%	(231.9)

Contribution margin %	(1.4%)	(17.4%)	(6.1%)

APM segment revenue increased $30.1 million during 2013 due primarily to increased license and maintenance fees related to the acquisition of dynaTrace during the second quarter of 2012. Additionally, subscription fees increased $3.6 million due to new SaaS solution sales during the previous year. While our revenue from subscription fees increased during 2013, our current deferred revenue for subscription fees has declined approximately five percent from the March 2012 balance. The decline is due to customer cancellations and delays in renewals. We are focused on maintaining customer satisfaction and increasing demand for our SaaS offerings through dedicated resources focused on customer renewals and through continued enhancement to our offerings.

APM segment revenue increased $38.4 million during 2012. The increase in software license fees during 2012 can be attributed to additional revenue related to the acquisition of dynaTrace (see note 2 of the consolidated financial statements included in this report for additional information), partially offset by the effects of integrating our on-premises and SaaS sales force and related changes in the sales strategy during 2012, which had a negative impact on license sales.

Operating expenses decreased $12.8 million during 2013 due to reductions in headcount and marketing expenses. Revenue growth and cost reductions for 2013 had a positive impact on our contribution margin as compared to the prior year.

Operating expenses increased $71.4 million for 2012, primarily due to investments in our APM solutions including hiring developers and sales personnel, increasing the capacity of our web application services network and the acquisition of dynaTrace. The costs associated with these investments exceeded revenue growth during 2012, which had a negative impact on our contribution margin.

Application performance management revenue by geographic location is presented in the table below (in thousands):

	Year Ended March 31,
	2013	2012 (1)	2011 (1)
United States	$160,212	$139,030	$122,311
Europe and Africa	84,590	85,720	68,554
Other international operations	55,731	45,693	41,134
Total APM segment revenue	$300,533	$270,443	$231,999

(1)	March 31, 2012 and 2011 amounts between the United States and other international operations have been reclassified to conform to the current year presentation.

Mainframe

The financial results of operations for our Mainframe segment were as follows (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2012 to	2011 to
	2013	2012	2011	2013	2012
Revenue
Software license fees	$58,528	$110,289	$95,820	(46.9)%	15.1
Maintenance fees	271,824	303,639	310,965	(10.5)	(2.4)
Professional services fees	2,325	5,389	6,547	(56.9)	(17.7)
Total revenue	332,677	419,317	413,332	(20.7)	1.4

Operating expenses	91,325	99,310	99,659	(8.0)	(0.4)

Contribution margin	$241,352	$320,007	$313,673	(24.6)%	2.0

Contribution margin %	72.5%	76.3%	75.9%

Mainframe segment revenue decreased $86.6 million during 2013 primarily due to a $23.6 million decline in significant software license transactions (license fees over $2 million) and due to pricing pressures on and cancellations of maintenance contracts. Furthermore, the reduction in revenue is consistent with the general downward trend in our mainframe product revenues we have experienced throughout the past several years. Changes in our current customers’ IT computing environments and spending habits have reduced their demand for additional mainframe computing capacity. In addition, increased pricing pressures, competition and the effects of foreign exchange rate changes have had a negative impact on our revenues. We intend to continue to make strategic enhancements to our mainframe solutions through research and development investments, including the PurePath for z/OS product we released during the third quarter of 2013 which combines dynaTrace and Strobe technology to provide application performance management for the mainframe. We expect PurePath for z/OS to positively contribute to our mainframe revenues in 2014.

Mainframe segment revenue increased $6.0 million during 2012 primarily due to a $14.5 million increase in software license fees partially offset by a $7.3 million decline in maintenance fees. Six significant license transactions that resulted in the recognition of $36.0 million of license fees were completed during 2012, some of which we had anticipated closing in the fourth quarter of 2011. Significant license transactions during fiscal 2011 resulted in the recognition of approximately $19.1 million in license fees.

Although mainframe costs declined from 2012 to 2013, many of our costs are relatively fixed and the significant decline in mainframe revenue during 2013 resulted in a decline in contribution margin as compared to the prior year. Contribution margin and expenses for 2012 were essentially unchanged from 2011.

Mainframe revenue by geographic location is presented in the table below (in thousands):

	2013	2012 (1)	2011 (1)
United States	$190,542	$232,350	$228,762
Europe and Africa	81,244	104,048	108,966
Other international operations	60,891	82,919	75,604
Total Mainframe segment revenue	$332,677	$419,317	$413,332

(1)	March 31, 2012 and 2011 amounts between the United States and other international operations have been reclassified to conform to the current year presentation.

Changepoint

The financial results of operations for our Changepoint segment were as follows (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2012 to	2011 to
	2013	2012	2011	2013	2012
Revenue
Software license fees	$8,468	$13,815	$9,226	(38.7)%	49.7
Maintenance fees	16,305	15,551	14,547	4.8	6.9
Subscription fees	2,580	2,192		17.7	N/A
Professional services fees	12,422	16,309	15,650	(23.8)	4.2
Total revenue	39,775	47,867	39,423	(16.9)	21.4

Operating expenses	41,226	45,027	47,514	(8.4)	(5.2)

Contribution margin	$(1,451)	$2,840	$(8,091)	(151.1)%	135.1

Contribution margin %	(3.6%)	5.9%	(20.5%)

Changepoint segment revenue decreased $8.1 million during 2013 and increased $8.4 million during 2012, primarily due to a significant transaction that closed during the fourth quarter of 2012, resulting in the recognition of $4.4 million in license fees. The remaining decrease for 2013 was related to a decline in professional services fees resulting from the decline in new software license sales. The remaining increase for 2012 was primarily related to the increase in subscription fees. As SaaS applications become more accepted in the market, we have increased our Changepoint SaaS offerings. Prior to fiscal 2012, these amounts were immaterial and were not tracked separately.

Operating expenses for 2013 decreased from the prior year due to the decline in revenue. However, the proportionately higher decrease in revenue caused the contribution margin to decline for 2013 as compared to 2012. The improvement in contribution margin for 2012 relates primarily to the increase in revenue.

Changepoint revenue by geographic location is presented in the table below (in thousands):

	Year Ended March 31,
	2013	2012 (1)	2011 (1)
United States	$18,172	$23,864	$17,331
Europe and Africa	9,324	11,709	10,797
Other international operations	12,279	12,294	11,295
Total Changepoint segment revenue	$39,775	$47,867	$39,423

(1)	March 31, 2012 and 2011 amounts between the United States and other international operations have been reclassified to conform to the current year presentation.

Uniface

The financial results of operations for our Uniface segment were as follows (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2012 to	2011 to
	2013	2012	2011	2013	2012
Revenue
Software license fees	$11,361	$11,319	$11,876	0.4%	(4.7)
Maintenance fees	29,816	31,015	29,445	(3.9)	5.3
Professional services fees	4,979	4,574	4,986	8.9	(8.3)
Total revenue	46,156	46,908	46,307	(1.6)	1.3

Operating expenses	21,831	21,740	20,149	0.4	7.9

Contribution margin	$24,325	$25,168	$26,158	(3.3)%	(3.8)

Contribution margin %	52.7%	53.7%	56.5%

Uniface segment revenue decreased $752,000 during 2013 primarily due to the negative impact of foreign currency on maintenance fees. Uniface segment revenue increased $601,000 during 2012 due primarily to a positive foreign currency impact on revenue and higher maintenance billings throughout the previous year.

Operating expenses for 2013 remained consistent with operating expenses for 2012, but contribution margin declined due to the reduction in revenue. Operating expenses for 2012 increased $1.6 million as compared to 2011 primarily due to a negative foreign currency impact.

Uniface revenue by geographic location is presented in the table below (in thousands):

	Year Ended March 31,
	2013	2012 (1)	2011 (1)
United States	$6,945	$5,954	$5,240
Europe and Africa	30,712	33,432	34,221
Other international operations	8,499	7,522	6,846
Total Uniface segment revenue	$46,156	$46,908	$46,307

(1)	March 31, 2012 and 2011 amounts between the United States and other international operations have been reclassified to conform to the current year presentation.

PROFESSIONAL SERVICES

The financial results of operations for our professional services segment were as follows (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2012 to		2011 to
	2013	2012	2011	2013		2012

Professional services fees	$134,714	$151,506	$142,844	(11.1	) %	6.1%

Operating expenses excluding goodwill impairment	115,632	127,178	118,937	(9.1	) %	6.9%

Non-GAAP operating income	19,082	24,328	23,907	(21.6	) %	1.8%

Non-GAAP contribution margin %	14.2%	16.1%	16.7%

Goodwill impairment	71,840	-	-	N/A	%	N/A %

Total operating expenses	187,472	127,178	118,937	47.4		6.9

Contribution margin	$(52,758)	$24,328	$23,907	(316.9	) %	1.8%

Contribution margin %	(39.2%)	16.1%	16.7%

Professional services segment fees decreased $16.8 million during 2013 due primarily to a decline in application development services for customers within the financial services industry. Several large projects for these customers were completed during 2012 and were not replaced, resulting in the decline in revenue for 2013.

Professional services segment fees increased $8.7 million during 2012 due primarily to an increase in application development services for customers within the financial services industry. Professional services fees were negatively impacted $2.5 million during 2012 by a revenue reserve taken on a government contract due to collectability concerns.

On a GAAP basis, operating expenses increased $60.3 million in 2013 due to a $71.8 million goodwill impairment charge taken during the fourth quarter of 2013 partially offset by the decline in subcontractor and salary expenses. At March 31, 2013, our professional services reporting unit failed Step 1 of our goodwill impairment analysis. After performing Step 2 of the goodwill impairment test, we determined that it was necessary to record a $71.8 million reduction to the goodwill associated with our professional services division to reduce the goodwill balance to the calculated estimated fair value. See “Management’s Discussion of Critical Accounting Policies” for additional information about the goodwill impairment test. The increase in operating expenses was partially offset by a decline in subcontractor costs associated with the large financial services projects noted above as well as headcount reductions and a decline in bonus expense due to lower company-wide bonus attainment. The reduction in contribution margin for 2013 was due primarily to the increase in operating expenses resulting from the goodwill impairment charge.

The non-GAAP operating expenses declined $11.5 million primarily due to a decline in subcontractor expenses associated with specific customer engagements during 2011 and 2012 as well as a decline in salaries due to a reduction in headcount. The reduction in contribution margin for 2013 on a non-GAAP basis was due primarily to the decrease in revenues which was partially offset by a decrease in costs.

Operating expenses increased $8.2 million for 2012 primarily due to increased staffing levels and increases in subcontractor costs to manage the growth of the business. The decrease in contribution margin for 2012 was caused by the revenue reserve discussed above, partially offset by increases in average billing rates.

Professional services segment revenue by geographic location is presented in the table below (in thousands):

	Year Ended March 31,
	2013	2012 (1)	2011 (1)
United States	$134,164	$149,680	$139,021
Europe and Africa	22	1,311	2,985
Other international operations	528	515	838
Total professional services segment revenue	$134,714	$151,506	$142,844

(1)	March 31, 2012 and 2011 amounts between the United States and other international operations have been reclassified to conform to the current year presentation.

APPLICATION SERVICES

The financial results of operations for our Covisint application services segment were as follows (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2012 to	2011 to
	2013	2012	2011	2013	2012

Application services fees	$90,694	$73,731	$55,025	23.0%	34.0

Operating expenses	86,084	72,717	51,011	18.4	42.6

Contribution margin	$4,610	$1,014	$4,014	354.6%	(74.7)

Contribution margin %	5.1%	1.4%	7.3%

Application services segment fees increased $17.0 million during 2013 due to growth from both recurring and services fees across automotive and healthcare customers as well as customers in other industries. Services fees increased, in part, due to the establishment of stand alone value for certain professional services during 2012, which allowed us to recognize the related revenue as the services were delivered rather than over the expected period during which the customer would receive benefit. We continue to recognize the deferred services revenue and related expenses recorded prior to establishment of stand alone value over the expected period of benefit to the customer. We expect the professional services portion of application services revenue to grow at a slower rate as the amount of revenue recognized from deferred services declines over the next three to five years.

Application services segment fees increased $18.7 million during 2012 primarily due to growth from automotive customers and due to continued expansion into the healthcare industry. The establishment of stand alone value for certain professional services allowed us to recognize the related revenue as the services were delivered rather than over the expected customer life. Additionally, 2012 revenue increased over 2011 due to the acquisition of DocSite during the second quarter of 2011. DocSite is a provider of web-based solutions that allow physicians and healthcare organizations to accurately and timely manage, analyze and report healthcare performance and quality (see note 2 to the consolidated financial statements included in this report for additional information).

Our application services segment generated 56%, 58% and 49% of its revenue from the automotive industry during 2013, 2012 and 2011, respectively.

Operating expenses increased $13.4 million during 2013 and increased $21.7 million during 2012 due to continued investment in our Covisint business. In anticipation of capitalizing on the growth of the secured collaboration services market, we hired additional developers, customer support and sales personnel, and we increased the capacity of our global application services network during 2012. Additionally, costs associated with professional services with stand alone value were recognized in 2013 and 2012 consistent with the associated revenue recognition. These additional investments were partially offset by increases in capitalized software and development costs during both 2013 and 2012.

During 2013, our revenue growth exceeded the ongoing additional costs from these investments, resulting in the increase in contribution margin over the prior year. During 2012, our spending on the investments proportionally exceeded revenue growth, causing the decline in our contribution margin from 2011.

Application services segment revenue by geographic location is presented in the table below (in thousands):

	Year Ended March 31,
	2013	2012 (1)	2011 (1)
United States	$77,944	$64,555	$47,770
Europe and Africa	4,859	3,827	3,589
Other international operations	7,891	5,349	3,666
Total application services segment revenue	$90,694	$73,731	$55,025

(1)	March 31, 2012 and 2011 amounts between the United States and other international operations have been reclassified to conform to the current year presentation.

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

Fiscal 2013 unallocated expenses also included $16.6 million in restructuring expenses. These expenses are discussed in the “Restructuring Charge” section below.

OPERATING EXPENSES

Our operating expenses include cost of software license fees; cost of maintenance fees; cost of subscription fees; cost of professional services; cost of application services; technology development and support costs; sales and marketing expenses; administrative and general expenses; goodwill impairment; and restructuring. These expenses are described below without regard to the relevant segment(s) to which they are allocated.

Cost of Software License Fees

Cost of software license fees includes amortization of capitalized software related to our licensed software products, the cost of duplicating and disseminating products to customers, including associated hardware costs, and the cost of author royalties.

Cost of software license fees is presented in the table below (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2012 to	2011 to
	2013	2012	2011	2013	2012

Cost of software license fees	$20,165	$17,572	$14,216	14.8%	23.6%

Percentage of software license fees	11.3%	8.0%	7.3%

Cost of software license fees increased $2.6 million during 2013 and increased $3.4 million during 2012 due primarily to additional amortization expense on intangible assets acquired as part of the dynaTrace acquisition during the second quarter of 2012. The increase in amortization expense also resulted in the increase in cost as a percentage of software license fees. As dynaTrace was acquired during the second quarter of 2012, only a partial year of amortization was recognized during 2012 as compared to a full year of amortization for 2013.

Cost of Maintenance Fees

Cost of maintenance fees consists of the direct costs allocated to maintenance and product support such as helpdesk and technical support.

Cost of maintenance fees is presented in the table below (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2010 to		2011 to
	2013	2012	2011	2013		2012

Cost of maintenance fees	$35,084	$38,670	$32,975	(9.3	) %	17.3%

Percentage of maintenance fees	8.6%	9.0%	7.9%

Cost of maintenance fees declined $3.6 million during 2013 and increased $5.7 million during 2012. The decrease for 2013 primarily resulted from a reduction in maintenance costs related to our APM and mainframe products. As maintenance revenues also declined, cost as a percentage of maintenance fees for 2013 remained consistent with 2012.

The increase in 2012 primarily resulted from additional maintenance costs for our mainframe products and higher customer support costs due to the hiring of additional employees to support the growth of the APM business segment. The increase in cost as a percentage of maintenance fees in fiscal 2012 was primarily due to incremental customer support and maintenance for our licensed software products exceeding the increase in maintenance fees.

Cost of Subscription Fees

Cost of subscription fees consists of the amortization of capitalized software related to our hosted software offerings, depreciation and maintenance expense associated with our hosted software network related computer equipment; data center costs; and payments to individuals for tests conducted from their Internet-connected personal computers (“peer”).

Cost of subscription fees is presented in the table below (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2012 to	2011 to
	2013	2012	2011	2013	2012

Cost of subscription fees	$31,127	$29,669	$24,974	4.9%	18.8%

Percentage of subscription fees	37.8%	37.8%	36.9%

Cost of subscription fees increased $1.5 million during 2013, primarily due to additional amortization of capitalized research and development costs. We continued to invest in research and development throughout 2012 and 2013 which increased the amortizable base. To a lesser extent, increased compensation and benefits costs from hiring additional employees to support future business growth also contributed to the increase in cost of subscription fees for 2013.

Cost of subscription fees increased $4.7 million during 2012, primarily due to increases in data center and peer costs related to our SaaS global network. To a lesser extent, increases in amortization of research and development costs and depreciation of computer equipment also contributed to the increased costs. As a percentage of subscription fees, cost of subscription fees for 2012 increased due to incremental data center and peer costs proportionally exceeding the increase in subscription fees.

Cost of Professional Services

Cost of professional services consists primarily of personnel-related costs of providing professional services, including billable and technical staff, subcontractors and sales personnel both for our professional services segment and our software related services.

Cost of professional services is presented in the table below (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2012 to		2011 to
	2013	2012	2011	2013		2012

Cost of professional services	$163,713	$182,625	$165,939	(10.4	) %	10.1%

Percentage of professional services fees	88.5%	87.3%	86.3%

Cost of professional services decreased $18.9 million during 2013 and increased $16.7 million during 2012. The decrease during 2013 was primarily a result of the decline in revenue which reduced our use of subcontractors in our professional services segment and a decline in compensation and benefits expense due to headcount reductions also made as a result of the decline in revenue (see “Professional Services” discussion above for additional information). These declines were partially offset by a bad debt reserve recorded for one of our municipal customers. The increase during 2012 was primarily due to higher compensation, employee benefit and travel costs related to the hiring of billable staff and additional subcontractor costs to support the activity in our professional services segment.

The increase in cost as a percentage of professional services fees for 2013 was largely due to the decline in professional services fees primarily related to a reduction in application development services for customers within the financial services industry. Many of the costs associated with our professional services fees, specifically salary and benefits expenses, do not fluctuate with changes in revenue. The increase in cost as a percentage of professional services fees for 2012 was primarily due to increased compensation and benefits costs proportionally exceeding the increase in revenues, which were negatively impacted by the $2.5 million revenue reserve discussed in the “Professional Services” segment discussion above.

Cost of Application Services - Covisint

Cost of application services consists primarily of personnel-related costs of providing application services, including billable and technical staff, subcontractors and sales personnel net of the amounts capitalized for development of internal use software.

Cost of application services incurred and capitalized are presented in the table below (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2012 to	2011 to
	2013	2012	2011	2013	2012

Cost of application services incurred	$95,619	$80,250	$53,922	19.2%	48.8%

Capitalized internal software costs	(12,321)	(7,866)	(2,911)	(56.6)	(170.2)

Cost of application services expensed	$83,298	$72,384	$51,011	15.1%	41.9%

Percentage of application services fees	91.8%	98.2%	92.7%

Cost of application services increased $15.4 million before capitalized internal software costs during 2013 primarily due to increased salary and benefits expense from hiring additional developers, customer support and sales personnel to support the growth of the application services business segment. The decrease in cost as a percentage of application services fees was due to the increase in capitalized internal software costs and the increase in application services fees.

Cost of application services increased $26.3 million before capitalized internal software costs during 2012 primarily due to an increase in compensation and benefits costs related to the hiring of additional developers, sales and customer support personnel to support the growth of the application services business segment as well as increased amortization expense on capitalized projects. Additionally, we incurred additional subcontractor and outside services costs to support the activity of the application services segment. The increase in cost as a percentage of application services fees for 2012 was primarily due to increased compensation and benefits costs for application services proportionally exceeding the increase in application services fees.

Capitalization of internally developed software costs increased $4.4 million and $5.0 million during 2013 and 2012, respectively, as we continued to invest in enhancements and additional functionality for the platform. We expect our capitalized costs to decrease in 2014 due to a recent change to the agile delivery methodology for platform enhancements which is expected to result in significantly shorter development cycles. Additionally, we expect our 2014 research and development efforts to increase overall resulting in a net increase to expense.

Technology Development and Support

Technology development and support includes, primarily, the costs of programming personnel associated with software technology development and support of our products and our hosted software network less the amount of capitalized internal software costs during the reporting period. Also included are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support all technology initiatives.

Technology development and support costs incurred and capitalized are presented in the table below (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2012 to	2011 to
	2013	2012	2011	2013	2012

Technology development and support costs incurred	$125,276	$120,351	$102,949	4.1%	16.9%

Capitalized internal software costs	(19,476)	(15,383)	(12,619)	(26.6)	(21.9)

Technology development and support costs expensed	$105,800	$104,968	$90,330	0.8%	16.2%

Technology development and support costs expensed as a percentage of software solutions revenue	14.7%	13.4%	12.4%

Technology development and support increased $4.9 million before capitalized internal software costs during 2013 due primarily to higher compensation and benefits costs related to the hiring of developers and customer support personnel to support the growth of the APM segment, including those hired through the dynaTrace acquisition in the second quarter of 2012. To a lesser extent, higher software maintenance costs also contributed to the increase in technology development and support costs. The increase in costs was partially offset by a reduction in bonus expense resulting from lower company-wide bonus attainment.

Technology development and support increased $17.4 million before capitalized internal software costs during 2012 due primarily to higher compensation and benefits costs related to the hiring of developers and customer support personnel to support the growth of the APM business segment and, to a lesser extent, annual wage increases and a negative impact from currency fluctuations as the U.S. dollar weakened against non-U.S. currencies during 2012.

Technology development and support as a percentage of software solutions revenues increased for both 2013 and 2012 as the additional investment in our products and technology proportionally exceeded the increase in software solutions revenue.

The fluctuations in capitalized internal software costs during 2013 and 2012 relate primarily to the timing of projects that are in the technological feasibility phase of development. The $4.1 million increase in capitalized software costs during 2013 was primarily related to additional capitalization of costs for APM SaaS and mainframe projects during 2013. The $2.8 million increase in capitalized internal software costs during 2012 was primarily related to additional capitalization of costs for APM SaaS and dynaTrace projects during 2012.

Sales and Marketing

Sales and marketing costs consist primarily of personnel related costs associated with product sales, sales support and marketing for our product offerings.

Sales and marketing costs are presented in the table below (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2012 to	2011 to
	2013	2012	2011	2013	2012

Sales and marketing costs	$251,925	$273,520	$243,771	(7.9)%	12.2%

Percentage of software solutions revenue	35.0%	34.9%	33.3%

Sales and marketing costs decreased $21.6 million during 2013 due to decreased compensation and travel expense related to lower bonus and commissions associated with the declines in revenue and earnings as well as headcount reductions, primarily in Europe. Additionally, advertising expense declined from the prior year due to lower costs related to a significant marketing agreement. Sales and marketing costs as a percentage of software solutions revenue remained consistent with the prior year due to the proportional decline in software solutions revenue.

Sales and marketing costs increased $29.7 million during 2012 due primarily to higher salary and benefits expenses related to additional sales employees, salary increases and a negative impact from currency fluctuations as the U.S. Dollar weakened against non-U.S. currencies during 2012 and additional commission and bonus expense due to higher company-wide bonus attainment. Higher travel expense associated with increased sales and headcount, including dynaTrace personnel, and severance charges for certain employee terminations within our European operations during 2012 also contributed to the increase in sales and marketing costs. These additional costs proportionately exceeded the increase in software solutions revenue from the prior year, resulting in the increase in sales and marketing costs as a percentage of software solutions revenue.

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

Administrative and general expenses are presented in the table below (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2012 to	2011 to
	2013	2012	2011	2013	2012

Administrative and general expenses	$162,810	$163,723	$155,400	(0.6)%	5.4%

Administrative and general costs decreased $913,000 during 2013 due primarily to a decline in bonus expense resulting from lower company-wide bonus attainment. The decline was partially offset by increased salary and benefits expense related to a post-retirement consulting agreement executed during 2013, asset impairment charges and advisory fees related to certain shareholder activities.

Administrative and general costs increased $8.3 million during 2012 due primarily to increased compensation and benefits expense and increased bonus expense related to higher company-wide bonus attainment. These cost increases were partially offset by a reduction in operating tax expense.

RESTRUCTURING CHARGE

As part of our announced plan to increase shareholder value, we are implementing significant cost reduction actions with the intention to eliminate approximately $80 million to $100 million of administrative and general and non-core operational costs over the next two years. In February 2013, we approved the initial phase of a restructuring plan designed to achieve a portion of these savings, which involves reductions in our global workforce of approximately 190 employees (less than 5% of our total workforce), including employees across all operating and administrative divisions, the early abandonment of certain operating leases and the closing or reduction in size of 16 office facilities worldwide.

The Company recorded a charge of approximately $16.6 million during the fourth quarter of 2013 for the costs associated with these reductions. Of the total amount, approximately $10.9 million was related to severance costs for 111 terminated employees, $2.7 million was related to lease abandonment costs and $2.9 million was related to other restructuring charges, primarily asset write-downs. The Company anticipates that approximately $4.3 million in additional employee termination charges and $4.1 million in lease abandonment costs will be taken during fiscal 2014 for the initial phase of the restructuring plan, and it is expected that the activities in the initial phase will be completed before December 2013.

There were no restructuring actions taken during 2012 or 2011. See note 8 of the consolidated financial statements included in this report for more details regarding our restructuring plan.

OTHER INCOME (EXPENSE)

Other income (expense), net consists primarily of interest income realized from our cash and cash equivalents, interest earned on our financing receivables, our share of the income or loss from our investments in partially owned companies and interest expense primarily associated with our long-term debt.

Other income (expense) is presented in the table below (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2012 to	2011 to
	2013	2012	2011	2013	2012

Interest income	$2,010	$3,684	$4,456	(45.4)%	(17.3)%
Interest expense	(1,856)	(3,161)	(1,402)	41.3	(125.5)
Other	(1,324)	1,110	1,408	(219.3)	(21.2)
Other income (expense)	$(1,170)	$1,633	$4,462	(171.6)%	(63.4)%

The decline in interest income for 2013 is primarily due to the reduction in cash and cash equivalents resulting from cash used to purchase dynaTrace in 2012, repayments on our outstanding debt, our share repurchases and, to a lesser extent, a decline in interest income related to our installment receivables.

The decrease in interest expense for 2013 is related to interest on borrowings under the line of credit. Borrowings were incurred primarily to fund a portion of the dynaTrace acquisition during the second quarter of 2012 and to continue the share repurchase program. The average outstanding debt balance during 2013 was approximately $50 million as compared to approximately $84 million during 2012.

The decline in other for 2013 is primarily related to a $1.7 million loss recognized on our investments in start-up companies (see note 6 of the of the consolidated financial statements included in this report for additional information).

Other income (expense) declined $2.8 million during 2012. The decline in interest income was primarily due to the decline in cash and cash equivalents related to cash paid for the dynaTrace acquisition and to a lesser extent a decline in interest income related to our installment receivables. The increase in interest expense is related to interest on borrowings under the line of credit. Borrowings were incurred primarily to fund a portion of the dynaTrace acquisition during 2012.

INCOME TAXES

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements and net operating loss and credit carryforwards.

The income tax provision and effective tax rate are presented in the table below (in thousands):

				Period-to-Period Change
	Year Ended March 31,			2012 to	2011 to
	2013	2012	2011	2013	2012

Income tax provision	$18,295	$39,903	$47,335	(54.2)%	(15.7)%

Effective tax rate	1752.4%	31.1%	30.6%

The Company’s effective tax rate was 1752.4%, 31.1% and 30.6% for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

The effective tax rate for fiscal 2013 was impacted primarily by the minimal income before income tax provision base of approximately $1.0 million, coupled with the non-deductibility of the majority of the goodwill impairment charge. See note 7 for information regarding the impairment evaluation on goodwill and other intangible assets at March 31, 2013.

The effective tax rate for fiscal 2012 was impacted primarily by the following favorable items: (1) New legislation was enacted that amended Michigan’s Income Tax Act to implement a comprehensive set of tax changes. One part of the legislation contains provisions that replaced the Michigan Business Tax (“MBT”) with a new corporate income tax. Certain credits allowed under the MBT, including the Brownfield Redevelopment tax credit, will continue to be effective, which allowed us to reduce our future tax liability for the duration of the carryforward period. Therefore, the valuation allowance associated with this deferred tax asset was reversed in fiscal 2012. (2) All remaining issues related to the fiscal 2005 through fiscal 2009 tax periods were effectively settled with the Internal Revenue Service.

See note 13 of the consolidated financial statements included in this report for additional information regarding the difference between our effective tax rate and the statutory rate for fiscal 2013, 2012 and 2011.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 1 of the consolidated financial statements included in this report contains a summary of our significant accounting policies.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on facts and circumstances existing at March 31, 2013. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain.

Revenue Recognition – We generate revenue from licensing software products; providing maintenance and support services for those products; permitting customers to access our hosted software delivered on a SaaS basis; and rendering professional and application services. Our software solutions are comprised of license fees, maintenance fees, subscription fees and software related professional services fees.

We sometimes enter into arrangements that include both software related deliverables (licensed software products, maintenance services or software related professional services) and non-software deliverables (hosted software, professional services unrelated to our software products or application services). Our hosted software and application services do not qualify as software deliverables because our license grant does not allow the customer the right or capability to take possession of the software. For arrangements that contain both software and non-software deliverables, in accordance with ASC 605 “Revenue Recognition,” we allocate the arrangement consideration to the non-software deliverables as a group, and to the software deliverables as a group (the “Deliverable Groups”). We determine the selling price to allocate the arrangement consideration to the Deliverable Groups based on the following hierarchy of evidence: vendor specific objective evidence of selling price (“VSOE,” meaning price when sold separately) if available; third-party evidence of selling price if VSOE is not available; or best estimated selling price if neither VSOE nor third-party evidence is available. We currently are unable to establish VSOE or third-party evidence of selling price for either our software related deliverables or our non-software deliverables as a group. Therefore, the best estimate of selling price for each Deliverable Group is determined primarily by considering various factors, including, but not limited to stated renewal rates in a contract, if any, the historical selling price of these deliverables in similar stand-alone transactions and pricing practices. Total arrangement consideration is then allocated on the basis of the Deliverable Group’s relative selling price.

Once we have allocated the arrangement consideration between the Deliverable Groups, we recognize revenue as described below in the respective Product Revenue Recognition, Subscription Fees and Professional and Application Services Fees sections.

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

For revenue arrangements where there is a lack of VSOE for any undelivered elements, license fee revenue is deferred and recognized upon delivery of those elements or when VSOE can be established. However, when maintenance or software related professional services are the only undelivered elements, the license fee revenue is recognized on a ratable basis over the longer of the maintenance term or the period the software related professional services are expected to be performed. Such transactions include time-based licenses and certain unlimited capacity licenses, as we have not established VSOE for the undelivered elements in these arrangements. In order to comply with SEC Regulation S-X, Rule 5-03(b), which requires product, services and other categories of revenue to be displayed separately on the income statement, we separate the license fee, maintenance fee and software related professional services fee (which is included in professional services fees) associated with these types of arrangements based on its determination of fair value. We apply VSOE for maintenance related to perpetual license transactions and standalone software related professional services arrangements as a reasonable and consistent approximation of fair value to separate license fee, maintenance fee and software related professional services fee revenue for income statement classification purposes.

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

Subscription Fees - Our subscription fees relate to arrangements that permit our customers to access and utilize our hosted software and are delivered on a SaaS basis. The subscription arrangements do not provide customers the right to take possession of the software at any time, nor do the arrangements contain rights of return. Subscription fees are deferred upon contract execution and are recognized ratably over the term of the subscription.

Professional Services Fees – Our professional services fees are generally based on hourly or daily rates. Revenues from professional services are recognized in the period the services are performed provided that collection of the related receivable is reasonably assured. For development services rendered under fixed-price contracts, revenues are recognized using the proportional performance method and if it is determined that costs will exceed revenue, the expected loss is recorded at the time the loss becomes apparent.

Application Services Fees – Our application services fees consist of revenue related to our Covisint on-demand software including associated services. The arrangements do not provide customers the right to take possession of the software at any time, nor do the arrangements contain rights of return. Many of our application services fee contracts include a services project fee and a recurring fee for ongoing platform-as-a-service (“PaaS”) operations. Certain services related to these projects have stand-alone value (e.g., other vendors provide similar services) and qualify as a separate unit of accounting. Services that have stand-alone value are recognized as delivered. For those services that do not have stand-alone value, the revenue is deferred and recognized over the longer of the committed term of the subscription agreement (generally one to five years) or the expected period over which the customer will receive benefit (generally five years). The recurring fees are recognized ratably over the applicable service period.

Unforeseen events that result in additional time or costs being required to complete fixed-price projects associated with either professional services or application services could affect the timing of revenue recognition for the balance of the project as well as margins going forward, and could have a negative effect on our results of operations.

Capitalized Software – We follow the guidance of ASC 985-20 “Costs of Software to be Sold, Leased, or Marketed” when capitalizing development costs associated with our software products and ASC 350-40 “Internal Use Software” when capitalizing development costs associated with our hosted software and application services. The cost of purchased and internally developed software technology is capitalized and stated at the lower of unamortized cost or expected net realizable value. We compute annual amortization using the straight-line method over the remaining estimated economic life of the software technology which is generally three to five years. Software is subject to rapid technological obsolescence and future revenue estimates supporting the capitalized software cost can be negatively affected based upon competitive products, services and pricing. Such adverse developments could reduce the estimated net realizable value of our capitalized software and could result in impairment or a shorter estimated life. Such events would require us to take a charge in the period in which the event occurs or to increase the amortization expense in future periods and would have a negative effect on our results of operations. At a minimum, we review for impairments each balance sheet date.

Impairment of Goodwill and Other Intangible Assets – We are required to assess the impairment of goodwill and other intangible assets annually, or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value.

The performance test involves a two-step process. Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We measure the fair value of reporting units and other intangible assets using an estimate of the related discounted cash flow and market comparable valuations, where appropriate. The discounted cash flow model uses significant assumptions, including projected future cash flows, the discount rate reflecting the risk inherent in future cash flows, and a terminal growth rate. The key assumptions in the market comparable value analysis are peer group selection and application of this peer group to the respective reporting unit. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform Step 2 of the goodwill impairment test to determine the amount of impairment loss by comparing the implied fair value of the respective reporting unit’s goodwill with the carrying amount of that goodwill. Under such evaluation, if the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the impairment loss is recognized as an operating expense in an amount equal to that excess. There is a high degree of judgment regarding management’s forecast for the reporting units as market developments for both customers and competitors can affect actual results. There can also be uncertainty regarding management’s selection of peer companies as an exact match of peer companies is unlikely to exist.

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

At March 31, 2013, our professional services reporting unit failed Step 1 of our goodwill impairment analysis. After performing Step 2 of the goodwill impairment test, we determined that it was necessary to record a $71.8 million impairment to the goodwill associated with our professional services division, reducing the goodwill balance to the calculated implied fair value.

The fair value of the professional services reporting unit was estimated at the balance sheet date primarily using a discounted cash flow model. Assumptions used in the model that have the most significant effect are our estimated growth rates for revenue and margins and estimated weighted average cost of capital. The decrease in fair value of the professional services reporting unit was driven by a decline in our anticipated future results for the reporting unit which led to a lower fair value.

We will continue to monitor the risk of additional goodwill impairment for the professional services reporting unit, which has a goodwill balance of $42.8 million at March 31, 2013. We believe we can maintain or grow our professional services revenue and margin. However, if our professional services revenues or margin continue to decline, we could be required to further reduce the value of goodwill associated with the professional services reporting unit.

The events and circumstances that could affect our key assumptions for the professional services reporting unit and the analysis of fair value in the future include the following:

•	Our ability to achieve sales productivity at a level to achieve the profitability in the forecast period.
•	Failure of our billable staff to meet their utilization or rate targets.
•	Our ability to hire and retain sales, technology and management personnel.
•	Future negative changes in the U.S. economy.
•	Increased competition and pricing pressures within the professional services market.

The fair value of each of our other reporting units was substantially in excess of each unit’s respective carrying value as of March 31, 2013.

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

Stock-Based Compensation - We measure compensation expense for stock awards in accordance with ASC 718-10 “Share-Based Payment.” Stock award compensation costs, net of an estimated forfeiture rate, are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to five years. For stock awards which vest more quickly than a straight-line basis, additional expense is taken in the early year(s) to ensure the expense is commensurate with the vest schedule. During fiscal 2013, the weighted-average forfeiture rate for options and awards granted was 9.0%.

The fair value of stock options was estimated at the grant date using a Black-Scholes option pricing model with the following average assumptions for fiscal 2013: risk-free interest rate – 0.96%, volatility factor – 40.97% and expected option life – 6.3 years. Although we have never issued a dividend in the past, in January 2013, our Board of Directors announced its intention to begin paying cash dividends totaling $0.50 per share annually, to be paid quarterly beginning in the first quarter of fiscal 2014. For options granted after that date, we included a dividend yield assumption in our fair value calculation to consider the payment of a dividend in the future. The weighted average grant date fair value of option shares granted in fiscal 2013 was $4.08 per option share. For more information related to these assumptions, see notes 1 and 17 to the consolidated financial statements included in this report.

In addition to the assumptions above, we estimate the expected pre-vesting award forfeiture rate and asses the probability that performance conditions that affect the vesting of certain awards will be achieved and take expense only for the awards expected to vest. If future events impact either the assumptions included in the Black-Scholes option pricing model or our pre-vesting forfeiture rate, future stock-based compensation expense could be materially different from the expense we have recorded in the current period.

Other – Other accounting policies, although not generally subject to the same level of estimation as those discussed above, are nonetheless important to an understanding of the financial statements. Many assets, liabilities, revenue and expenses require some degree of estimation or judgment in determining the appropriate accounting.

Liquidity and Capital Resources

As of March 31, 2013, 2012 and 2011, cash and cash equivalents and investments totaled approximately $89.9 million, $99.2 million and $180.2 million, respectively.

Fiscal 2013 compared to Fiscal 2012

Net cash provided by operating activities

Net cash provided by operating activities during 2013 was $132.4 million, a decrease of $47.2 million from 2012. The decrease was primarily due to an $80.9 million decline in cash collected from customers consistent with the decline in revenue as compared to the prior year and was partially offset by a decline in cash paid for income taxes of $20.9 million, a decline in cash paid to employees of $9.3 million resulting from headcount reduction and a decline in cash paid to suppliers of $5.2 million primarily related to fewer subcontractors.

The consolidated statements of cash flows included in this report compute net cash from operating activities using the indirect cash flow method. Therefore, non-cash adjustments and net changes in assets and liabilities (net of effects from acquisitions and currency fluctuations) are adjusted from net income to derive net cash from operating activities.

The most significant change in our reconciliation of net income to derive net cash from operating activities during 2013 as compared to 2012 was a $105.6 million decline in net income, which was partially offset by a noncash goodwill impairment charge of $71.8 million.

Additionally, the impact of the net decrease in accounts receivable as compared to the prior year was $31.3 million and primarily related to the reduction in revenue from large software license deals and the timing of billings from multi-year product arrangements for 2013 as compared to 2012. The impact of the net decrease in deferred revenue was $47.3 million and primarily related to the decline in deferred multi-year mainframe maintenance as well as a decline in mainframe maintenance renewals during 2013 as compared to 2012. The impact of the net decrease in accounts payable and accrued expenses as compared to the prior year was $24.2 million and primarily related to the reduction in the bonus accrual due to lower revenue and earnings attainment for 2013 as compared to 2012.

We believe our existing cash resources, including our line of credit and cash flow from operations, will be sufficient to meet our short-term and long-term liquidity requirements, including the additional liquidity needed to fund the anticipated quarterly dividends.

Net cash used in investing activities

Net cash used in investing activities during 2013 was $55.3 million, which represents a decrease in cash used of $241.7 million from 2012. The decrease is due primarily to $249.3 million in cash that was used to acquire dynaTrace during the second quarter of 2012 partially offset by increases in purchases of property and equipment and capitalized software of $9.4 million.

We will continue to evaluate business acquisition opportunities that fit our strategic plans. If the cash consideration for a future acquisition or combination of acquisitions were to exceed our operating cash balance resources, we would likely utilize our credit facility again and may need to seek additional financing.

Net cash used in financing activities

Net cash used in financing activities during 2013 was $83.2 million, which represents a decrease of $121.7 million from the $38.4 million of cash provided by financing activities in 2012.

The change was primarily due to a $61.2 million increase in purchases of common stock, a $37.4 million reduction in proceeds from borrowings and a $34.6 million increase in payments on borrowings partially offset by a $12.3 million increase in net proceeds from exercise of stock awards during 2013. The proceeds from borrowings during 2012 were used to fund the dynaTrace acquisition. The proceeds from borrowings during 2013 were used to fund our repurchases of common stock.

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

During 2013, the Board of Directors authorized Rule 10b5-1 repurchase programs through which we repurchased shares pursuant to a predetermined formula during our quarterly trading black-out periods. During the year, we repurchased approximately 8.6 million shares of our common stock at an average price of $9.37 per share for a total cost of $80.7 million under the 10b5-1 programs and at our discretion. All of these repurchases utilized funds under the previous Discretionary Plan authorization described above. The most recent Rule 10b5-1 program expired in May 2013. Share repurchases are funded primarily through our operating cash flow and, if needed, funds from our credit facility. As of March 31, 2013, approximately $143.0 million remains authorized for future purchases.

The Company has an unsecured revolving credit agreement (the “credit facility”) with Comerica Bank and other lenders to provide leverage for the Company if needed. Refer to note 9 of the consolidated financial statements included in this report for additional information related to the credit facility. The balance as of March 31, 2013 was repaid in May 2013.

Fiscal 2012 compared to Fiscal 2011

Net cash provided by operating activities

Net cash provided by operating activities during 2012 was $179.6 million, an increase of $19.6 million from 2011. The increase was primarily due to $66.9 million in additional cash collections from customers resulting from the $80.8 million increase in revenue from 2011. The increase in cash received was partially offset by an increase in cash paid to employees of $49.2 million resulting from increased headcount to support the additional revenue and investments in our growth areas.

The consolidated statements of cash flows included in this report compute net cash from operating activities using the indirect cash flow method. Therefore, non-cash adjustments and net changes in assets and liabilities (net of effects from acquisitions, the divestiture and currency fluctuations) are adjusted from net income to derive net cash from operating activities.

The most significant changes in our reconciliation of net income to derive net cash from operating activities during 2012 were as follows: (1) net income declined $19.1 million; (2) the impact of the net change in accounts payable and accrued expenses was $28.0 million; and (3) the depreciation and amortization adjustment to net income increased $10.2 million. The decline in net income is due to a larger increase in operating expenses than the increase in revenues for 2012 as compared to 2011, primarily related to additional investments in our APM and Covisint business segments (see Results of Operations discussion above for the changes in revenue and operating expense by business segment). The increase from the net change in accounts payable and accrued expenses was due predominantly to bonus payments made during 2011 in excess of the payments made during 2012. The increase in depreciation and amortization was primarily due to the $6.6 million in amortization expense recognized during 2012 on the intangible assets obtained from the dynaTrace acquisition (refer to note 2 to the consolidated financial statements included in this report for additional information). Additionally, depreciation on our property, plant and equipment increased $2.2 million and amortization on our capitalized research and development projects increased $2.1 million during 2012.

Net cash used in investing activities

Net cash used in investing activities during 2012 was $296.9 million, which represents an increase of $244.2 million from 2011, and is due primarily to the acquisition of dynaTrace (see note 2 of the consolidated financial statements included in this report). This transaction resulted in a $249.3 million use of cash during the second quarter of 2012. The increase was partially offset by the acquisition of DocSite during the second quarter of 2011 for $15.7 million in cash and the acquisition of BEZ Systems, Inc. during the third quarter of 2011 for $2.5 million in cash. The remaining change was due to the purchase of $4.2 million of capitalized software during the second quarter of 2012 and $7.7 million in additional research and development costs capitalized during 2012 related primarily to our APM and application services segments. Capital expenditures were funded with cash flows from operations.

Net cash provided by financing activities

Net cash provided by financing activities during 2012 was $38.4 million, which represents an increase of $120.1 million from 2011.

The increase was primarily due to the following: (1) during the second and third quarters of 2012, we borrowed a total of $180.2 million under our revolving credit facility primarily related to financing for the dynaTrace acquisition, of which $135.2 million has been repaid; (2) we repurchased $20.6 million in stock during 2012, as compared to $164.5 million during 2011; and (3) there was a $69.2 million reduction in cash received from employees exercising stock options during 2012 as compared to 2011.

Recently Issued Accounting Pronouncements

See note 1 of the consolidated financial statements included in this report for recently issued accounting pronouncements that could affect the Company.

Contractual Obligations

The following table summarizes our payments under contractual obligations as of March 31, 2013 (in thousands):

	Payment Due by Period as of March 31,
							2019 and
	Total	2014	2015	2016	2017	2018	Thereafter
Contractual obligations:
Operating leases	$239,468	$17,881	$12,774	$9,146	$5,948	$4,377	$189,342
Long-term debt	18,000				18,000
Other	9,726	6,207	3,269	250
Total	$267,194	$24,088	$16,043	$9,396	$23,948	$4,377	$189,342

”Other” includes commitments under various advertising and charitable contribution agreements totaling approximately $9.5 million and $200,000, respectively, at March 31, 2013. For additional information related to the outstanding debt under the credit agreement, see note 9 of the consolidated financial statements included in this report. There are no long term capital lease obligations or purchase obligations.

We anticipate tax settlements of $17.8 million with certain taxing authorities, none of which is expected to be settled in the upcoming twelve months (as discussed in note 13 of the consolidated financial statements included in this report). We are not able to reasonably estimate in which future periods the $17.8 million will ultimately be settled. These settlements are not included in the Contractual Obligations table above.

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

Our investment portfolio consists of cash investments that have a cost basis and fair value totaling $89.9 million as of March 31, 2013. The average interest rate and average tax equivalent interest rate were 0.37% as of March 31, 2013. None of our current investments mature beyond three months.

We offer financing arrangements with installment payment terms in connection with our multi-year software sales. Installment accounts are generally receivable over a two to five year period. As of March 31, 2013, non-current accounts receivable amounted to $174.9 million, of which approximately $112.6 million, $44.4 million, $15.9 million, $1.5 million and $471,000 are due in fiscal 2015 through fiscal 2019, respectively. The fair value of non-current accounts receivable is estimated by discounting the future cash flows using the current rate at which the Company would finance a similar transaction. At March 31, 2013, the fair value of such receivables is approximately $175.6 million. Each 100 basis point increase in interest rates would have an associated $547,000 negative impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2013. Each 100 basis point decrease in interest rates would have an associated $558,000 positive impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2013. At March 31, 2012, the fair value of such receivables was approximately $206.4 million. Each 100 basis point increase in interest rates would have had an associated $485,000 negative impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2012. Each 100 basis point decrease in interest rates would have an associated $495,000 positive impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2012. A change in interest rates will have no impact on cash flows or net income associated with non-current accounts receivable.

Foreign Currency Risk

We are exposed to foreign exchange rate risks related to assets and liabilities that are denominated in non-local currency and current inter-company balances due to and from our foreign subsidiaries. We enter into foreign exchange forward contracts to sell or buy currencies with the intent of mitigating foreign exchange rate risks related to these balances. We do not currently hedge currency risk related to anticipated revenue or expenses denominated in foreign currency. All foreign exchange derivatives are recognized on the consolidated balance sheets at fair value (see note 3 of the consolidated financial statements included in this report). Gains and losses on foreign exchange forward contracts are recognized in income, offsetting foreign exchange gains or losses on the foreign balances being hedged.

At March 31, 2013, we performed a sensitivity analysis to assess the potential loss that a 10% positive or negative change in foreign currency exchange rates would have on our income from operations. Based upon the analysis performed, we believe such a change would not materially affect our consolidated financial position, results of operations or cash flows.

The table below provides information about our foreign exchange forward contracts at March 31, 2013. The table presents the value of the contracts in U.S. dollars at the contract maturity date and the fair value of the contracts at March 31, 2013 (dollars in thousands):

				Forward	Fair
	Contract	Maturity	Contract	Position in	Value at
	date	date	Rate	U.S. Dollars	March 31, 2013
Forward Sales
Mexico Peso	March 28, 2013	April 30, 2013	12.3885	$1,802	$1,814
				$1,802	$1,814

Forward Purchases
Canadian Dollar	March 28, 2013	April 30, 2013	1.0172	$1,131	$1,130
Euro Dollar	March 28, 2013	April 30, 2013	0.7820	6,398	6,435
Hong Kong Dollar	March 28, 2013	April 30, 2013	7.7616	1,327	1,327
Poland Zloty	March 28, 2013	April 30, 2013	3.2550	2,063	2,055
Pound Sterling	March 28, 2013	April 30, 2013	0.6616	3,304	3,344
Singapore Dollar	March 28, 2013	April 30, 2013	1.2351	1,218	1,209
				$15,441	$15,500

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Compuware Corporation
Detroit, Michigan

We have audited the accompanying consolidated balance sheets of Compuware Corporation and subsidiaries (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Compuware Corporation and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 29, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
May 29, 2013

COMPUWARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 AND 2012
(In Thousands, Except Share Data)
ASSETS	Notes	2013	2012

CURRENT ASSETS:
Cash and cash equivalents		$89,873	$99,180
Accounts receivable, net		424,587	455,427
Deferred tax asset, net	13	37,618	37,665
Income taxes refundable		4,951	14,807
Prepaid expenses and other current assets		36,210	34,279
Total current assets		593,239	641,358

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	2,5	302,492	321,991

CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	2,7	116,663	118,973

OTHER:
Accounts receivable		174,891	205,869
Goodwill	2,7	722,042	801,889
Deferred tax asset, net	13	31,754	40,672
Other assets	6	32,201	36,786
Total other assets		960,888	1,085,216

TOTAL ASSETS		$1,973,282	$2,167,538

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable		$18,717	$16,169
Accrued expenses		74,343	69,844
Accrued bonuses and commissions		29,651	49,990
Income taxes payable		14,507	3,919
Deferred revenue		417,862	447,050
Total current liabilities		555,080	586,972

LONG TERM DEBT	9	18,000	45,000

DEFERRED REVENUE		310,453	373,359

ACCRUED EXPENSES		27,873	30,109

DEFERRED TAX LIABILITY, NET	13	63,650	82,161
Total liabilities		975,056	1,117,601

COMMITMENTS AND CONTINGENCIES	16

SHAREHOLDERS' EQUITY:
Preferred stock, no par value - authorized 5,000,000 shares, none issued and outstanding in 2013 and 2012	10
Common stock, $.01 par value - authorized 1,600,000,000 shares; issued and outstanding 213,218,048 and 217,506,319 shares in 2013 and 2012, respectively	10,17	2,132	2,175
Additional paid-in capital		713,580	685,904
Retained earnings		301,298	372,408
Accumulated other comprehensive loss		(18,784)	(10,550)
Total shareholders' equity		998,226	1,049,937

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$1,973,282	$2,167,538

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 31, 2013, 2012 and 2011
(In Thousands, Except Per Share Data)
	Notes	2013	2012	2011
REVENUES:
Software license fees		$178,922	$220,885	$194,745
Maintenance fees		407,480	427,534	419,240
Subscription fees		82,442	78,438	67,718
Professional services fees		185,011	209,184	192,202
Application services fees		90,694	73,731	55,025

Total revenues		944,549	1,009,772	928,930

OPERATING EXPENSES:
Cost of software license fees		20,165	17,572	14,216
Cost of maintenance fees		35,084	38,670	32,975
Cost of subscription fees		31,127	29,669	24,974
Cost of professional services		163,713	182,625	165,939
Cost of application services		83,298	72,384	51,011
Technology development and support		105,800	104,968	90,330
Sales and marketing		251,925	273,520	243,771
Administrative and general		162,810	163,723	155,400
Goodwill impairment	7	71,840
Restructuring costs	8	16,573

Total operating expenses		942,335	883,131	778,616

INCOME FROM OPERATIONS		2,214	126,641	150,314

OTHER INCOME (EXPENSE)
Interest expense		(1,856)	(3,161)	(1,402)
Interest income		2,010	3,684	4,456
Other, net	6	(1,324)	1,110	1,408

Other income (expense), net		(1,170)	1,633	4,462

INCOME BEFORE INCOME TAX PROVISION		1,044	128,274	154,776

INCOME TAX PROVISION	13	18,295	39,903	47,335

NET INCOME (LOSS)		$(17,251)	$88,371	$107,441

Basic earnings (loss) per share	12	$(0.08)	$0.40	$0.49

Diluted earnings (loss) per share	12	$(0.08)	$0.40	$0.48

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX
Foreign currency translation adjustments		$(10,473)	$(19,231)	$1,815

TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments		(2,239)	(9,422)	2,194

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX		(8,234)	(9,809)	(379)

COMPREHENSIVE INCOME (LOSS)		$(25,485)	$78,562	$107,062

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED MARCH 31, 2013, 2012 and 2011
(In Thousands, Except Share Data)
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
BALANCE AT APRIL 1, 2010	224,982,171	$2,250	$606,484	$305,441	$(362)	$913,813
Net income				107,441		107,441
Foreign currency translation, net of tax					(379)	(379)
Issuance of common stock and related tax benefit	291,800	3	2,504			2,507
Repurchase of common stock	(17,243,502)	(173)	(48,527)	(115,815)		(164,515)
Exercise/release of employee stock awards and related tax benefit (Note 17)	9,690,070	97	74,880			74,977
Stock awards compensation			18,768			18,768
BALANCE AT MARCH 31, 2011	217,720,539	2,177	654,109	297,067	(741)	952,612
Net income				88,371		88,371
Foreign currency translation, net of tax					(9,809)	(9,809)
Issuance of common stock	351,496	4	2,807			2,811
Repurchase of common stock	(2,407,655)	(24)	(7,500)	(13,030)		(20,554)
Exercise/release of employee stock awards and related tax benefit (Note 17)	1,841,939	18	11,764			11,782
Stock awards compensation			24,724			24,724
BALANCE AT MARCH 31, 2012	217,506,319	2,175	685,904	372,408	(10,550)	1,049,937
Net income (loss)				(17,251)		(17,251)
Foreign currency translation, net of tax					(8,234)	(8,234)
Issuance of common stock	295,478	3	2,768			2,771
Repurchase of common stock	(8,760,412)	(88)	(28,169)	(53,859)		(82,116)
Exercise/release of employee stock awards and related tax benefit (Note 17)	4,176,663	42	21,400			21,442
Stock awards compensation			31,677			31,677
BALANCE AT MARCH 31, 2013	213,218,048	$2,132	$713,580	$301,298	$(18,784)	$998,226

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2013, 2012 and 2011
(In Thousands)
	2013	2012	2011
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$(17,251)	$88,371	$107,441
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and amortization	65,919	60,551	50,332
Goodwill impairment	71,840
Stock award compensation	31,677	24,724	18,768
Deferred income taxes	(8,724)	25,531	22,874
Other	3,520	323	610
Net change in assets and liabilities, net of effects from acquisitions and currency fluctuations:
Accounts receivable	50,131	18,852	16,119
Prepaid expenses and other assets	8,359	(3,831)	7,936
Accounts payable and accrued expenses	(12,611)	11,566	(16,409)
Deferred revenue	(78,869)	(31,619)	(36,569)
Income taxes	18,421	(14,827)	(11,066)
Net cash provided by operating activities	132,412	179,641	160,036

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of:
Businesses, net of cash acquired		(249,337)	(18,165)
Property and equipment	(24,274)	(19,266)	(19,073)
Capitalized software	(31,797)	(27,436)	(15,531)
Other	812	(900)
Net cash used in investing activities	(55,259)	(296,939)	(52,769)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings on credit facility	142,800	180,200
Payments on credit facility	(169,800)	(135,200)
Net proceeds from exercise of stock awards including excess tax benefits	23,419	11,151	80,366
Employee contribution to common stock purchase plans	2,804	2,824	2,504
Repurchase of common stock	(81,741)	(20,554)	(164,515)
Other	(714)
Net cash provided by (used in) financing activities	(83,232)	38,421	(81,645)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,228)	(2,187)	4,725

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,307)	(81,064)	30,347

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	99,180	180,244	149,897

CASH AND CASH EQUIVALENTS AT END OF YEAR	$89,873	$99,180	$180,244

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Cashless exercise of stock options	$1,177	$4,802	$31,130

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2013, 2012 and 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Compuware Corporation (the “Company”, “Compuware”, “we”, “our” and “us”) delivers services, software and best practices that enable organizations’ most important technologies to perform at their peak. The Company’s software solutions consist of four major families: Application Performance Management (APM), Mainframe, Changepoint and Uniface; all of which are primarily intended for use by IT organizations and IT service providers. Along with these solutions, some of which are delivered through software-as-a-service (“SaaS”) models, the Company offers implementation, consulting and training services. In addition, the Company offers a broad range of professional services and application services.

The Company’s products and services are offered worldwide to the largest IT organizations across a broad spectrum of technologies, including mainframe, distributed, Internet and mobile platforms and provide the following capabilities:

•
APM includes both software licensed for use on the customer’s premises and hosted software delivered through a SaaS model. The SaaS solutions are designed to test and monitor the performance, availability and quality of companies’ web and mobile applications. Services are delivered to customers entirely through on-demand, hosted technology in which a single instance of the software serves multiple customers. The on-premises licensed solutions provide detailed application insight that identifies and helps correct the causes of poor application performance within client workstations, network, server, Java and .NET environments and enable continuous tracking of transactions and provide exact identification of performance problems.

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

•
The Company’s Covisint application services (“Covisint”) use business-to-business applications to integrate vital business information and processes between partners, customers and suppliers. Application services are delivered through a platform-as-a-service (“PaaS”) model referred to as the application services network, which delivers services to customers entirely through on-demand, hosted technology in which a single instance of the platform serves multiple customers.

Basis of Presentation

The consolidated financial statements include the accounts of Compuware and its wholly owned subsidiaries after elimination of all intercompany balances and transactions. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders’ equity and the disclosure of contingencies at March 31, 2013 and 2012 and the results of operations for the years ended March 31, 2013, 2012 and 2011. While management has based their assumptions and estimates on the facts and circumstances existing at March 31, 2013, final amounts may differ from estimates.

Revenue Recognition

The Company derives its revenue from licensing software products; providing maintenance and support services for those products; providing hosted software; and rendering professional and application services. Our software solutions are comprised of license fees, maintenance fees, subscription fees for hosted software and software related professional services fees.

We sometimes enter into arrangements that include both software related deliverables (licensed software products, maintenance services or software related professional services) and non-software deliverables (hosted software, professional services unrelated to our software products or application services). Our hosted software and application services do not qualify as software deliverables because our license grant does not allow the customer the right or capability to take possession of the software. For arrangements that contain both software and non-software deliverables, in accordance with ASC 605 “Revenue Recognition,” we allocate the arrangement consideration to the non-software deliverables as a group, and to the software deliverables as a group (the “Deliverable Groups”). We determine the selling price to allocate the arrangement consideration to the Deliverable Groups based on the following hierarchy of evidence: vendor specific objective evidence of selling price (“VSOE,” meaning price when sold separately) if available; third-party evidence of selling price if VSOE is not available; or best estimated selling price if neither VSOE nor third-party evidence is available. We currently are unable to establish VSOE or third-party evidence of selling price for either our software related deliverables or our non-software deliverables as a group. Therefore, the best estimate of selling price for each Deliverable Group is determined primarily by considering various factors, including, but not limited to stated renewal rates in a contract, if any, the historical selling price of these deliverables in similar stand-alone transactions and pricing practices. Total arrangement consideration is then allocated on the basis of the Deliverable Group’s relative selling price.

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

Subscription fees

Subscription fees relate to arrangements that permit our customers to access and utilize our hosted software delivered on a SaaS basis. Subscription fees are deferred upon contract execution and are recognized ratably over the term of the subscription.

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

Application services fees

Our application services fees consist of fees related to our Covisint on-demand software including associated services. The arrangements do not provide customers the right to take possession of the software at any time, nor do the arrangements contain rights of return. Many of our application services contracts include a services project fee and a recurring fee for ongoing PaaS operations. Certain services related to these projects have stand-alone value (e.g., other vendors provide similar services) and qualify as a separate unit of accounting. Services that have stand-alone value are recognized as delivered. For those services that do not have stand-alone value, the revenue is deferred and recognized over the longer of the committed term of the subscription agreement (generally one to five years) or the expected period over which the customer will receive benefit (generally five years). The recurring fees are recognized ratably over the applicable service period.

Deferred revenue

Deferred revenue consists primarily of billed and unbilled maintenance and subscription fees related to the future service period of maintenance and subscription agreements in effect at the reporting date. Deferred license, software related services and application services fees are also included in deferred revenue for those arrangements that are being recognized over time. Sales commission costs that directly relate to revenue transactions that are deferred are recorded as “prepaid expenses and other current assets” or non-current “other assets”, as applicable, in the consolidated balance sheets and recognized as "cost of application services" or “sales and marketing” expenses, as applicable, in the consolidated statements of comprehensive income (loss) over the revenue recognition period of the related customer contracts. Long term deferred revenue at March 31, 2013 amounted to $310.5 million, of which approximately $172.6 million, $86.9 million, $37.4 million, $11.1 million and $2.5 million are expected to be recognized during fiscal 2015 through fiscal 2019, respectively.

Collection and remittance of taxes

The Company records the collection of taxes from customers and the remittance of these taxes to governmental authorities on a net basis in its consolidated statements of comprehensive income (loss).

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

Changes in the allowance for doubtful accounts balance for the years ended March 31, 2013, 2012 and 2011 were as follows (in thousands):

Balance at April 1, 2010	$5,998

Increase in allowance primarily from acquisition	717

Accounts charged against the allowance (1)	(937)

Balance at March 31, 2011	5,778

Decrease in allowance recorded to income	(715)

Accounts charged against the allowance (1)	(774)

Balance at March 31, 2012	4,289

Increase in allowance recorded to expense	1,065

Accounts charged against the allowance (1)	(259)

Balance at March 31, 2013	$5,095

(1)	Write-offs related primarily to accounts deemed uncollectible and maintenance and subscription cancellations.

Property and Equipment

The Company states property and equipment at the lower of cost or fair value for impaired assets. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, which are generally estimated to be forty years for buildings and three to ten years for furniture and fixtures, computer equipment and software. Leasehold improvements are amortized over the term of the lease, or the estimated life of the improvement, whichever period is less.

Capitalized Software

The Company’s capitalized software includes the costs of internally developed software technology and software technology purchased through acquisitions and is stated at the lower of unamortized cost or net realizable value.

Our internally developed software technology consists of development costs associated with software products to be sold (“software products”) and internal use software associated with our hosted software and application services.

We begin capitalizing development costs associated with our software products when technological feasibility of the product is established. For our internal use software, capitalization begins during the application development stage.

The amortization of capitalized software technology is computed on a project-by-project basis. The annual amortization is the greater of the amount computed using (a) the ratio of current gross revenues compared with the total of current and anticipated future revenues for the software technology or (b) the straight-line method over the remaining estimated economic life of the software technology, including the period being reported on. Amortization begins when the software technology is available for general release to customers. The amortization period for capitalized software is generally three to five years. Amortization of capitalized software technology is recorded as follows in the consolidated statement of comprehensive income (loss): (1) amortization of software products licensed to customers for on-premises use is recorded as “cost of license fees”; (2) amortization of hosted software that is not licensed to customers for on-premises use is recorded as “cost of subscription fees”; and (3) amortization of application services software is recorded as “cost of application services”.

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

Research and Development

Research and development (“R&D”) costs include primarily the cost of programming personnel and amounted to $102.7 million, $87.2 million and $69.2 million during fiscal 2013, 2012 and 2011, respectively, of which $31.8 million, $23.2 million and $15.5 million, respectively, was capitalized for internally developed software technology. R&D costs related to our software solutions are reported as “technology development and support” and for our application services network, the costs are reported as “cost of application services” in the consolidated statements of comprehensive income (loss).

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

The Company calculates the fair value of stock option awards using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. The expected volatility assumption is based on historical volatility of the Company’s common stock over the most recent period commensurate with the expected life of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the stock option awarded. Historically, the Company has used the simplified method to determine the expected life of stock options granted as described in SAB Topic 14, “Share-Based Payment” and during fiscal 2013 , it was determined that the exercise history of Compuware’s stock option participants is comparable to the expected life estimated using the simplified method. Dividend yields have not been a factor in past years for determining fair value of stock options granted as the Company has never issued cash dividends. However, in January 2013, our Board of Directors announced its intention to begin paying cash dividends totaling $0.50 per share annually, to be paid quarterly beginning in the first quarter of fiscal 2014. For options granted after that date, an average dividend yield assumption of 4.14% was included in the fair value calculation to consider the future dividend payment.

The following is the average fair value per share estimated on the date of grant and the average assumptions used for each option granted during fiscal 2013, 2012 and 2011:

	Year Ended March 31,
	2013 (1)	2012	2011
Expected volatility	40.97%	39.96%	42.08%
Risk-free interest rate	0.96%	1.65%	2.43%
Expected lives at date of grant (in years)	6.3	5.8	6.1
Weighted average fair value of the options granted	$4.08	$3.96	$4.16

(1) Although a dividend assumption was included for options granted subsequent to January 2013, the average dividend assumption had a minimal impact on the weighted average fair value, as the majority of options were granted prior to the announcement of the intended dividend.

The Company measures the grant date fair value of restricted stock units using the Company’s closing common stock price on the trading date immediately preceding the grant date.

See note 17 for additional information regarding our stock-based compensation including the impact on net income during the reported periods.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. For public entities, the amendments of this ASU are effective prospectively for reporting periods beginning after December 15, 2012. The requirements of this ASU were adopted during our quarter ended March 31, 2013 and did not have a significant impact on our disclosures.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350).” The amendments in this ASU allow an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The requirements of this ASU were adopted during our quarter ended September 30, 2012 and did not have a significant impact on our disclosures.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210)”. The amendments in this ASU require improved disclosure information about financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. Subsequently in January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”, which clarifies the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. These ASUs should be applied retrospectively for all comparative periods presented for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. We plan to adopt these ASUs in fiscal 2014 and do not expect them to have a significant impact on our disclosures.

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

dynaTrace software, Inc.

On July 1, 2011, the Company acquired all of the outstanding capital stock of dynaTrace software, Inc. (“dynaTrace”), through a merger of dynaTrace with a wholly owned subsidiary of the Company, for $255.8 million in cash, plus approximately $300,000 of direct acquisition costs recorded to “administrative and general” expense. dynaTrace was a privately-held company whose technology enables continuous tracking of transactions and provides exact identification of performance problems, enhancing our APM software solutions. The assets and liabilities acquired have been recorded at their estimated fair values as of the purchase date. The purchase price exceeded the estimated fair value of the acquired assets and liabilities by $210.9 million, which was recorded to goodwill. The purchase price was funded with the Company’s existing cash resources and borrowings of $129.5 million under its credit facility described in note 9.

A summary of the identifiable intangible assets acquired, useful life and amortization method is as follows (in thousands):

	Purchase	Useful
	Price	Life	Amortization
	Allocation	(in Years)	Method

Developed technology	$28,500	5	Straight Line
Trade names	9,800	3	Straight Line
Customer relationships	3,700	10	Straight Line

Total intangible assets acquired	$42,000

The remaining acquired assets and liabilities were considered immaterial for additional disclosure.

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

The arrangement included a contingent consideration component that would increase the DocSite purchase price up to an additional $1.0 million if pre-determined revenue targets for a specific product line were achieved by March 31, 2011. The fair value of the contingent consideration arrangement at the time of acquisition was $750,000 and was determined by applying the income approach which included significant inputs that are not observable in the market referred to as level 3 inputs (see note 3 for additional information regarding level of inputs). The key assumptions used in the fair value measurement include the probability of attaining certain levels of revenue ranging from less than $3.5 million to greater than $4.5 million. The minimum revenue target required for payment was not achieved and the full amount of the liability was reversed in fiscal 2011 and reflected as a reduction to “cost of application services” within the consolidated statement of comprehensive income (loss).

The acquisition was considered immaterial for disclosure of supplemental pro forma information of the acquiree since the acquisition date.

The combined pre-acquisition results of operations and the combined post-acquisition revenues and earnings of dynaTrace, BEZ and DocSite are considered immaterial for disclosure of supplemental pro forma information.

Goodwill

The significant factors that contributed to the Company recording goodwill associated with all three acquisitions include, but are not limited to, (1) the retention of research and development personnel with the skills to develop future enhancements to the three offerings; (2) support personnel to provide maintenance services related to the technology acquired; (3) trained sales personnel capable of selling current and future acquired solutions; and (4) in the case of the dynaTrace acquisition, the opportunity to sell our enterprise application management solutions to existing customers of dynaTrace.

The goodwill resulting from the BEZ and DocSite transactions is deductible for tax purposes, but is not deductible for the dynaTrace transaction.

3. FAIR VALUE OF ASSETS AND LIABILITIES

The carrying value of cash equivalents, current accounts receivable and accounts payable approximate their fair value due to the short-term maturities of these instruments.

At March 31, 2013, the fair value and carrying amount of non-current receivables were $175.6 million and $174.9 million, respectively, and as of March 31, 2012 were $206.4 million and $205.9 million, respectively. Fair value is estimated by discounting the future cash flows using the current rate at which the Company would finance a similar transaction. Rates are based on level 2 inputs as described below. As of March 31, 2013, non-current accounts receivable amounted to $174.9 million, of which approximately $112.6 million, $44.4 million, $15.9 million, $1.5 million and $471,000 are due in fiscal 2015 through fiscal 2019, respectively.

The Company reports money market funds and foreign exchange derivatives at fair value on a recurring basis using the following fair value hierarchy: (1) Level 1 - quoted prices in active markets for identical assets or liabilities; (2) Level 2 – inputs other than level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (3) Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2013
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash equivalents - money market funds	$11,525	$11,525

Foreign exchange derivatives	$31		$31

	As of March 31, 2012
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash equivalents - money market funds	$25,391	$25,391

Liabilities:

Foreign exchange derivatives	$27		$27

Non-financial assets such as goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired (see note 7).

4. FINANCING RECEIVABLES

In accordance with ASU No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” the Company allows deferred payment terms that exceed one year for customers purchasing licenses (perpetual or time-based) for our software products and the related maintenance services (“multi-year deferred payment arrangements”). A financing receivable exists when the license transfers to the customer or the related maintenance service has been provided (i.e., revenue recognition has occurred) prior to the due date of the related receivable. Our products financing receivables primarily consist of the perpetual license portion of outstanding multi-year deferred payment arrangements.

As of March 31, 2013, our loans receivable balance consisted of a note due from ForeSee Results, Inc. The terms of the note require quarterly payments of principal and interest through March 31, 2015 at an annual interest rate of 7.0%.

The following is an aged analysis of our products and loans financing receivables based on invoice dates as of March 31, 2013 and March 31, 2012 (in thousands):

	As of March 31, 2013
			Greater than
	0-29 days	30-90 days	90 days		Total
	past	past	past		financing
	invoice date	invoice date	invoice date	Unbilled	receivables
Pass rating
Software products	$3,311	$679	$1,324	$42,659	$47,973
Loans				3,771	3,771
Total	3,311	679	1,324	46,430	51,744

Watch rating
Software products			179		179

Total financing receivables	$3,311	$679	$1,503	$46,430	$51,923

	As of March 31, 2012
			Greater than
	0-29 days	30-90 days	90 days		Total
	past	past	past		financing
	invoice date	invoice date	invoice date	Unbilled	receivables
Pass rating
Software products	$4,997	$1,165	$68	$36,202	$42,432
Loans				5,467	5,467
Total	4,997	1,165	68	41,669	47,899

Watch rating
Software products				179	179

Total financing receivables	$4,997	$1,165	$68	$41,848	$48,078

The Company performs a credit review of its financing receivables each reporting period to determine if an allowance for credit loss is required. As of March 31, 2013 and 2012, the allowance for credit losses on our financing receivables was $179,000. See the “concentration of credit risk” section within note 1 for additional information on our credit risk evaluation process and changes to the total accounts receivable allowance for doubtful accounts balance.

5. PROPERTY AND EQUIPMENT

Property and equipment, summarized by major classification, was as follows (in thousands):

	March 31,
	2013	2012

Buildings and improvements	$376,998	$375,218
Leasehold improvements	17,055	17,387
Furniture and fixtures	57,609	68,093
Computer equipment and software	76,989	71,725

	528,651	532,423

Less accumulated depreciation and amortization	226,159	210,432

Net property and equipment	$302,492	$321,991

Depreciation and amortization of property and equipment totaled $33.0 million, $30.1 million and $27.9 million for the years ended March 31, 2013, 2012 and 2011, respectively.

6. INVESTMENT IN PARTIALLY OWNED COMPANIES

The Company holds a 33.3% interest in CareTech Solutions, Inc. (“CareTech”), which provides information technology outsourcing for healthcare organizations including data, voice, applications and data center operations. This investment is accounted for under the equity method.

At March 31, 2013 and 2012, the Company’s carrying value of its investments in and advances to CareTech was $9.4 million and $9.2 million, respectively. Included in the net investment in CareTech were accounts receivable due from CareTech of $4.3 million and $4.9 million at March 31, 2013 and March 31, 2012 respectively.

The Company reviewed CareTech’s financial condition at March 31, 2013 and 2012 and concluded that no impairment charge or valuation allowance related to its investment in CareTech was warranted. For the years ended March 31, 2013, 2012 and 2011, the Company recognized income of $811,000, $864,000 and $685,000, respectively, from its investment in CareTech.

Revenue for the years ended March 31, 2013, 2012 and 2011 included $21.5 million, $23.7 million and $24.7 million, respectively, from services provided for CareTech customers on a subcontractor basis and from software licenses and maintenance.

The Company also has non-controlling interests in five start-up companies in the Detroit area that provide various technology services, and these investments are accounted for under the equity method. At March 31, 2013 and 2012, the Company’s carrying value of its investments in and advances to these companies was $1.4 million and $1.1 million, respectively, which included $205,000 and $281,000 of accounts receivable as of March 31, 2013 and March 31, 2012, respectively. During fiscal 2013 and 2012, the Company recognized losses of $1.7 million and $159,000, respectively, related to these investments. The Company recognized $464,000 and $400,000 in revenue for professional services performed for these companies during fiscal 2013 and 2012, respectively.

As of March 31, 2013, the Company has committed to invest an additional $792,000 in cash and services in these start-up companies. These commitments are dependent on the respective company’s achievement of certain development milestones.

7. GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill by reporting unit for the years ended March 31, 2013 and 2012 are summarized as follows (in thousands):

	APM	MF	CP	UF	PS	AS	Total

Goodwill at April 1, 2011	$282,815	$141,020	$22,151	$21,350	$115,044	$25,385	$607,765

dynaTrace acquisition (see note 2)	210,908						210,908

Effect of foreign currency translation and other	(16,091)	(429)	(67)	(65)	(132)		(16,784)

Goodwill at March 31, 2012	477,632	140,591	22,084	21,285	114,912	25,385	801,889

Impairment charge					(71,840)		(71,840)

Effect of foreign currency translation and other	(7,685)	(34)	(5)	(5)	(278)		(8,007)

Goodwill at March 31, 2013	$469,947	$140,557	$22,079	$21,280	$42,794	$25,385	$722,042

Accumulated impairment charges at April 1, 2011	$-	$-	$-	$-	$-	$-	$-

Accumulated impairment charges at March 31, 2012	$-	$-	$-	$-	$-	$-	$-

Accumulated impairment charges at March 31, 2013	$-	$-	$-	$-	$(71,840)	$-	$(71,840)

Impairment evaluation

The Company evaluated its goodwill and other intangible assets of all reporting units for impairment as of March 31, 2013 and 2012. When performing the goodwill impairment evaluation, the Company determined the fair value of each reporting unit using both a discounted cash flow analysis and a market approach (derived from multiples of revenue from comparable companies). The inputs to the valuation include use of market data for comparable companies (level 2), as well as data that is not observable in the market (level 3). See note 3 for additional information regarding level of inputs. As of March 31, 2013, it was determined that the carrying value of the goodwill associated with the professional services division was impaired by approximately $71.8 million. The decrease in fair value of the professional services reporting unit was driven by a decline in revenue and margin for the reporting unit, which led to a lower value from the discounted cash flow analysis and market approach.

As of March 31, 2013 the fair value of each of the other reporting units exceeded its respective carrying value. No reporting units were impaired at March 31, 2012.

Capitalized software and other intangible assets

The components of the Company’s capitalized software and other intangible assets were as follows (in thousands):

	As of March 31, 2013

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,428		$4,428

Amortized intangible assets:
Capitalized software
Internally developed	243,872	$(184,732)	59,140
Purchased	165,117	(142,453)	22,664
Customer relationship	52,036	(25,281)	26,755
Other	19,884	(16,208)	3,676
Total amortized intangible assets	$480,909	$(368,674)	$112,235

	As of March 31, 2012

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,443		$4,443

Amortized intangible assets:
Capitalized software
Internally developed	218,049	$(175,018)	43,031
Purchased	167,041	(133,925)	33,116
Customer relationship	52,196	(21,153)	31,043
Other	20,247	(12,907)	7,340
Total amortized intangible assets	$457,533	$(343,003)	$114,530

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

Unamortized trademarks were acquired as part of the Covisint and Changepoint acquisitions. These trademarks are deemed to have an indefinite life.

Amortization of intangible assets

Amortization expense of capitalized software, customer relationship and other intangible assets were as follows (in thousands):

	Year ended March 31,
	2013	2012	2011
Amortized intangible assets:
Capitalized software
Internally developed	$15,688	$13,340	$11,249
Purchased	9,604	8,877	4,766
Customer relationship	4,167	4,472	4,512
Other	3,414	3,769	1,920

Total amortization expense	$32,873	$30,458	$22,447

Capitalized software amortization related to our on-premises software is reported as “cost of software license fees”, amortization related to our hosted software is reported as “cost of subscription fees” and amortization related to our application services is reported as “cost of application services” in the consolidated statements of comprehensive income (loss).

Customer relationship amortization related to our software solutions segments is reported as “sales and marketing” and amortization related to our application services segment is reported as “cost of application services” in the consolidated statements of comprehensive income (loss).

Amortization expense associated with trademarks and trade names related to our software solutions segments is reported as “cost of license fees” and amortization related to our application services segment is reported as “cost of application services” in the consolidated statements of comprehensive income (loss).

Based on the capitalized software, customer relationship and other intangible assets recorded through March 31, 2013, the annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (in thousands):

	Year Ended March 31,
	2014	2015	2016	2017	2018	Thereafter

Capitalized software	$27,217	$22,204	$18,593	$9,793	$3,810	$187
Customer relationships	4,118	4,118	4,118	3,953	3,809	6,639
Other intangibles	2,949	727

Total	$34,284	$27,049	$22,711	$13,746	$7,619	$6,826

8. RESTRUCTURING CHARGES

The following table summarizes the restructuring activity during fiscal 2013, 2012 and 2011 (in thousands):

	Employee Termination Benefits	Lease Abandonment Costs	Other	Total Restructuring Activity
Accrual at April 1, 2010	$1,810	$978	$22	$2,810

Payments	(1,810)	(505)	(22)	(2,337)

Accrual at March 31, 2011	-	473	-	473

Payments	-	(345)	-	(345)

Accrual at March 31, 2012	-	128	-	128

Restructuring charge	10,940	2,712	2,921	16,573

Payments	(1,698)	(128)	-	(1,826)

Non-cash charges	(4,572)	5	(2,841)	(7,408)

Accrual at March 31, 2013	$4,670	$2,717	$80	$7,467

Fiscal 2013 restructuring actions

In February 2013, the Company approved the initial phase of a restructuring plan designed to achieve cost savings, which involves reductions in our global workforce of approximately 190 employees (less than 5% of our total workforce), including employees across all operating and administrative divisions, and the early termination of certain operating leases and the closing or reduction in size of 16 office facilities worldwide.

The Company recorded a charge of approximately $16.6 million during the fourth quarter of 2013 for the costs associated with these reductions. Of the total amount, approximately $10.9 million was related to severance costs for 111 terminated employees, $2.7 million was related to lease abandonment costs and $2.9 million was related to other restructuring charges, primarily asset write-downs. The Company anticipates that approximately $4.3 million in additional employee termination charges and $4.1 million in lease abandonment costs will be taken during fiscal 2014 for the initial phase of the restructuring plan, and it is expected that the activities in the initial phase will be completed before December 2013.

The Company evaluates its business segments prior to restructuring charges. Lease abandonment and other restructuring charges were not related to any specific segment. Employee termination benefits related to employees across most business units as follows (in thousands):

	Year Ended
	March 31, 2013
						Unallocated
	APM	MF	CP	UF	PS	Expenses	Total

Employee termination benefits	$2,657	$5,647	$367	$40	$415	$1,814	$10,940

Fiscal 2011 and fiscal 2012 restructuring payments

The payments made during fiscal 2012 and 2011 were related to restructuring charges taken during fiscal 2010 associated with the following initiatives: (1) aligning the professional services segment headcount and operating expenses after initiating a plan to exit low-margin engagements and (2) increasing the operating efficiency of our products segment and administrative and general business processes with the goal of reducing operating expenses.

Restructuring accrual

As of March 31, 2013, $6.1 million of the restructuring accrual was recorded in current “accrued expenses” with the remaining balance of $1.4 million recorded in long-term “accrued expenses” in the consolidated balance sheets.

The accruals for employee termination benefits at March 31, 2013 primarily represent the amounts to be paid to employees that have been terminated as a result of initiatives described above.

The accruals for lease abandonment costs at March 31, 2013 represent the expected payments related to leases that have been terminated before the end of the contractual term. For terminated operating leases, the accrual includes the remaining fair value of lease obligations for exited and demised locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2015. Projected sublease income is based on management’s estimates, which are subject to change.

9. DEBT

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

As of March 31, 2013 and March 31, 2012, the Company’s debt balance under its credit facility was $18.0 million and $45.0 million, respectively, and was classified as long term.

The credit facility contains various covenant requirements, including limitations on liens; indebtedness; mergers, consolidations and acquisitions; asset sales; dividends; investments, loans and advances from the Company; transactions with affiliates; and limits additional borrowing outside of the facility to $250 million. The credit facility is also subject to maximum total debt to EBITDA and minimum fixed charge coverage financial covenants. Additionally, the Company is required to maintain at least a 0.25 to 1.0 cushion below its consolidated total leverage ratio maximum of 2.5 to 1.0 on a pro forma basis in the case of any stock repurchases acquisitions or dividends in excess of $50 million in any fiscal year. The Company was in compliance with the covenants under the credit facility at March 31, 2013.

Borrowings under the credit facility bear interest at the base rate (the greatest of the prime rate, the federal funds effective rate plus one percent, or the daily LIBOR rate plus one percent) or the Eurodollar rate, at the Company’s option, plus the applicable margin (which is based on the level of maximum total debt to EBITDA ratio). For the year ended March 31, 2013, interest rates on borrowings were at a weighted average rate of 1.83%. The Company pays a quarterly fee on the credit facility based on the applicable margin grid. Interest and fees related to the credit facility were $1.7 million, $1.9 million and $190,000 during the years ended March 31, 2013, 2012 and 2011, respectively.

Cash paid for interest totaled approximately $1.8 million, $3.1 million and $1.4 million during the years ended March 31, 2013, 2012 and 2011, respectively.

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

Stock Repurchase Plans

In fiscal 2008, the Board of Directors approved a plan allowing the repurchase of up to $750.0 million of Company common stock. Management has been authorized to regularly evaluate market conditions for an opportunity to repurchase common stock at its discretion within the parameters established by the Board (“Discretionary Plan”). During fiscal 2013, 2012 and 2011, the Company repurchased 8.6 million, 2.3 million and 16.9 million common shares, respectively, under the Discretionary Plan. As of March 31, 2013, the remaining balance for future purchases is $143.0 million. In addition, the Company repurchased 155,880, 156,155 and 302,402 shares withheld for taxes upon the exercise of certain stock options and releases of certain restricted stock awards in fiscal 2013, 2012 and 2011, respectively.

11. FOREIGN CURRENCY TRANSACTIONS AND DERIVATIVES

The Company is exposed to foreign exchange rate risks related to assets and liabilities that are denominated in non-local currency and current inter-company balances due to and from the Company’s foreign subsidiaries. The Company enters into foreign currency forward contracts to sell or buy currencies with the intent of mitigating foreign exchange rate risks related to these balances. The Company does not hedge currency risk related to anticipated revenue or expenses denominated in foreign currency. All foreign exchange derivatives are recognized on the consolidated balance sheets at fair value (see note 3).

The foreign currency net gains or (losses) for the years ended March 31, 2013, 2012 and 2011 were $(11,000), $193,000 and $(1.9) million, respectively. The hedging transaction net losses from foreign exchange derivative contracts were $497,000, $525,000 and $169,000, respectively. These amounts were recorded to “administrative and general” in the consolidated statements of comprehensive income (loss).

The Company had derivative contracts maturing through April 2013 to sell $1.8 million and purchase $15.4 million in foreign currencies at March 31, 2013 and had derivative contracts maturing through April 2012 to sell $5.5 million and purchase $9.6 million in foreign currencies at March 31, 2012.

12. EARNINGS PER COMMON SHARE

Basic EPS is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding using the treasury method.

Earnings per common share (“EPS”) data were computed as follows (in thousands, except for per share data):

	Year Ended March 31,
	2013	2012	2011
Basic earnings per share:
Numerator: Net income (loss)	$(17,251)	$88,371	$107,441
Denominator:
Weighted-average common shares outstanding	214,627	218,344	220,616
Basic earnings (loss) per share	$(0.08)	$0.40	$0.49

Diluted earnings per share:
Numerator: Net income (loss)	$(17,251)	$88,371	$107,441
Denominator:
Weighted-average common shares outstanding	214,627	218,344	220,616
Dilutive effect of stock awards	-	4,034	5,479
Total shares	214,627	222,378	226,095
Diluted earnings (loss) per share	$(0.08)	$0.40	$0.48

During the years ended March 31, 2013, 2012 and 2011, stock awards to purchase 23.9 million, 12.7 million and 6.1 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive and stock awards to purchase 3.4 million, 1.5 million and 1.5 million shares, respectively, were excluded from the calculation because the performance conditions for vesting had not yet been met. See note 17 for a discussion of options with performance conditions and performance based stock awards.

13. INCOME TAXES

Income tax provision

Income before income tax provision and the income tax provision include the following (in thousands):

	Year Ended March 31,
	2013	2012	2011
Income before income tax provision:
U.S.	$(40,907)	$103,750	$133,239
Foreign	41,951	24,524	21,537
Total income before income tax provision	$1,044	$128,274	$154,776

Income tax provision
Current:
U.S. Federal	$24,939	$16,357	$22,734
Foreign	10,520	6,247	10,193
U.S. State	(3,741)	(267)	1,096
Total current tax provision	31,718	22,337	34,023
Deferred:
U.S. Federal	(26,351)	17,404	12,184
Foreign	7,212	3,076	(527)
U.S. State	5,716	(2,914)	1,655
Total deferred tax provision (benefit)	(13,423)	17,566	13,312
Total income tax provision	$18,295	$39,903	$47,335

The Company's income tax expense differed from the amount computed on pre-tax income at the U.S. federal income tax rate of 35% for the following reasons (in thousands):

	Year Ended March 31,
	2013	2012	2011
Federal income tax at statutory rates	$365	$44,896	$54,172
Increase (decrease) in taxes:
State income taxes, net	708	3,848	1,690
Foreign tax rate differential	(3,625)	(1,661)	(1,225)
Taxes relating to foreign operations	4,637	3,745	2,685
Settlement of prior year tax matters	(565)	(2,416)	(2,463)
Tax credits (1)	(3,672)	(2,127)	(4,569)
Revaluation of deferred taxes	2,029
Non-deductible intangible amortization	2,090	1,975	408
Valuation allowance (2)	2,591	(7,174)	(1,483)
Goodwill impairment (3)	17,202
Non-deductible expenses	3,206	3,510	2,420
Domestic production deduction	(2,404)	(2,301)	(2,619)
Other, net	(4,267)	(2,392)	(1,681)
Provision for income taxes	$18,295	$39,903	$47,335

(1)
During fiscal 2013, our tax credits primarily related to the U.S. Research and Experimentation tax credit ("R&D credit") including the impact of retroactively reinstating the credit to January 1, 2012. During fiscal 2011, our tax credits primarily related to (1) the R&D credit including the impact of retroactively reinstating the credit to January 1, 2010; and (2) settlement of R&D credits related to fiscal 2007 through fiscal 2009 tax periods with the Internal Revenue Service.

(2)
During fiscal 2012, as a result of the State of Michigan amending the Income Tax Act, the Company released a valuation allowance of $4.8 million related to Brownfield Redevelopment tax credit carryforward deferred tax assets ("Brownfield tax credit carryforward asset"). The Company adjusted the carrying value of the Brownfield tax credit carryforward asset to its more likely than not realizable value.

(3)	The majority of the goodwill impairment was non-deductible. See note 7 for information regarding the impairment evaluation for goodwill and other intangible assets at March 31, 2013.

Deferred tax assets and liabilities

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities were as follows (in thousands):

	March 31,

	2013	2012
Deferred tax assets:
Deferred revenue	$31,892	$29,375
Amortization of intangible assets	10,218	13,039
Accrued expenses	37,024	34,177
Net operating loss carryforwards	16,097	23,150
Other tax carryforwards	54,014	45,705
Other	6,572	9,159
Total deferred tax assets before valuation allowance	155,817	154,605
Less: Valuation allowance	35,581	32,990
Net deferred tax assets	120,236	121,615

Deferred tax liabilities:
Amortization of intangible assets	59,742	68,956
Capitalized research and development costs	24,988	20,501
Depreciation	25,380	30,727
Other	4,404	5,255
Total deferred tax liabilities	114,514	125,439

Net deferred tax assets (liabilities)	$5,722	$(3,824)

Current deferred tax assets	$37,618	$37,665
Long-term deferred tax assets	31,754	40,672
Long-term deferred tax liabilities	(63,650)	(82,161)
Net deferred tax assets (liabilities)	$5,722	$(3,824)

The Company does not permanently reinvest any earnings in its foreign subsidiaries and recognizes all deferred tax liabilities that arise from outside basis differences in its investments in subsidiaries.

At March 31, 2013, the Company had net operating losses, capital losses and tax credit carryforwards for income tax purposes of $70.1 million that expire in the tax years as follows (in thousands):

	March 31,
	2013	Expiration
U.S. federal and state net operating losses	$7,050	2020 - 2033
Non-U.S. net operating losses	8,547	Indefinite
Non-U.S. net operating losses	507	2020
Non-U.S. capital loss carryforwards	28,952	Indefinite
U.S. federal and state tax credit carryforwards	25,064	2014 - 2028
	$70,120

Uncertain tax positions

The amount of gross unrecognized tax benefits was $17.8 million, $20.7 million, and $21.1 million as of March 31, 2013, 2012 and 2011, respectively, of which $14.7 million, $15.8 million, and $16.1 million, respectively, net of federal benefit, would favorably affect the Company’s effective tax rate if recognized in future periods.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended March 31, 2013, 2012 and 2011 (in thousands):

	Year Ended March 31,
	2013	2012	2011
Gross unrecognized tax benefit at April 1,	$20,663	$21,114	$22,057
Gross increases to tax positions for prior periods	2,441	1,859	5,045
Gross decreases to tax positions for prior periods	(3,864)	(1,515)	(6,441)
Gross increases to tax positions for current period	1,609	2,623	3,365
Foreign tax rate differential for prior period	(3)	64	10
Settlements	(790)	(2,416)	(1,896)
Lapse of statute of limitations	(2,271)	(1,066)	(1,026)
Gross unrecognized tax benefit at March 31,	$17,785	$20,663	$21,114

As of March 31, 2013 and 2012, the Company had a net interest payable associated with uncertain tax positions that were unfavorable to the Company of $1.6 million and $1.8 million, respectively. As of March 31, 2011, the Company had a net interest receivable that was favorable to the Company of $245,000. The Company recognized $157,000 of net interest income during fiscal 2013; $1.4 million of net interest expense during fiscal 2012; and $1.3 million of net interest income during fiscal 2011.

The Company has open years from tax periods 1996 and forward with various taxing jurisdictions, including the U.S. and Brazil. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations due to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The Company expects the settlement of these outstanding income tax examinations to extend beyond fiscal 2014.

Cash paid for income taxes

Cash paid for income taxes was $12.9 million, $33.8 million and $38.1 million during fiscal 2013, 2012 and 2011, respectively.

14. SEGMENT INFORMATION

The Company operates in six business segments: APM, Mainframe, Changepoint, Uniface, Professional Services and Covisint Application Services.

This business unit structure provides the Company with visibility and control over the operations of the business and increases its market agility, enabling it to more effectively capitalize on market conditions and competitive advantages to maximize revenue growth and profitability.

The Company’s products and services are offered worldwide to the largest IT organizations across a broad spectrum of technologies, including mainframe, distributed, Internet and mobile platforms. See note 1 for additional information related to each business segment.

The Company evaluates the performance of its segments based primarily on revenue growth and contribution margin which is operating profit before certain charges such as restructuring, internal information system support, finance, human resources, legal, administration and other corporate charges (“unallocated expenses”). The allocation of income taxes is not evaluated at the segment level. Financial information for the Company’s business segments was as follows (in thousands):

	Year Ended
	March 31, 2013
							Unallocated
	APM	MF	CP	UF	PS (1)	AS	Expenses (2)	Total

Software license fees	$100,565	$58,528	$8,468	$11,361				$178,922

Maintenance fees	89,535	271,824	16,305	29,816				407,480

Subscription fees	79,862		2,580					82,442

Professional services fees	30,571	2,325	12,422	4,979	$134,714			185,011

Application services fees						$90,694		90,694

Total revenues	300,533	332,677	39,775	46,156	134,714	90,694		944,549

Operating expenses	304,835	91,325	41,226	21,831	187,472	86,084	209,562	942,335

Contribution / operating margin	$(4,302)	$241,352	$(1,451)	$24,325	$(52,758)	$4,610	$ (209,562)	$2,214

(1)	Professional services business unit operating expenses include a $71.8 million goodwill impairment charge. See note 7 for additional information.

(2)	Unallocated operating expenses include $16.6 million in restructuring expenses. See note 8 for additional information.

	Year Ended
	March 31, 2012
							Unallocated
	APM	MF	CP	UF	PS	AS	Expenses	Total

Software license fees	$85,462	$110,289	$13,815	$11,319				$220,885

Maintenance fees	77,329	303,639	15,551	31,015				427,534

Subscription fees	76,246		2,192					78,438

Professional services fees	31,406	5,389	16,309	4,574	$151,506			209,184

Application services fees						$73,731		73,731

Total revenues	270,443	419,317	47,867	46,908	151,506	73,731		1,009,772

Operating expenses	317,621	99,310	45,027	21,740	127,178	72,717	$ 199,538	883,131

Contribution / operating margin	$(47,178)	$320,007	$2,840	$25,168	$24,328	$1,014	$ (199,538)	$126,641

	Year Ended
	March 31, 2011
							Unallocated
	APM	MF	CP	UF	PS	AS	Expenses	Total

Software license fees	$77,823	$95,820	$9,226	$11,876				$194,745

Maintenance fees	64,283	310,965	14,547	29,445				419,240

Subscription fees	67,718							67,718

Professional services fees	22,175	6,547	15,650	4,986	$142,844			192,202

Application services fees						$55,025		55,025

Total revenues	231,999	413,332	39,423	46,307	142,844	55,025		928,930

Operating expenses	246,212	99,659	47,514	20,149	118,937	51,011	$195,134	778,616

Contribution / operating margin	$(14,213)	$313,673	$(8,091)	$26,158	$23,907	$4,014	$(195,134)	$150,314

No single customer accounted for greater than 10% of total revenue during the years ended March 31, 2013, 2012 or 2011, or greater than 10% of accounts receivable at March 31, 2013 or 2012.

The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly such information is not provided.

Financial information regarding geographic operations is presented in the table below (in thousands):

	Year Ended March 31,
	2013	2012 (1)	2011 (1)
Revenues:
United States	$587,979	$615,433	$560,435
Europe and Africa	210,751	240,047	229,112
Other international operations	145,819	154,292	139,383
Total revenues	$944,549	$1,009,772	$928,930

(1)	March 31, 2012 and 2011 amounts between the United States and other international operations have been reclassified to conform to the current year presentation.

	March 31,
	2013	2012	2011
Long-lived assets:
United States	$888,032	$961,202	$944,506
Austria	201,224	214,615	165
Other	17,082	24,210	40,710
Total long-lived assets	$1,106,338	$1,200,027	$985,381

Long-lived assets are comprised of property, plant and equipment, goodwill and capitalized software. The long-lived assets in Austria are primarily comprised of goodwill associated with the dynaTrace acquisition (see note 2).

15. RELATED PARTY TRANSACTIONS

The Company sells and purchases products and services to and from companies associated with certain officers or directors of the Company including the following:

Peter Karmanos, Jr. served as Executive Chairman of the Board through March 31, 2013 and is a shareholder of Compuware Sports Corporation (“CSC”). CSC operates an amateur hockey program in Southeastern Michigan. On September 8, 1992, the Company entered into a Promotion Agreement with CSC to promote the Company’s business. The promotion agreement automatically renews each year, unless terminated with 60 days prior notice by either party. Advertising costs related to this agreement were approximately $1.5 million, $1.3 million and $1.0 million for the years ended March 31, 2013, 2012 and 2011, respectively. These costs are included in “sales and marketing” in the consolidated statements of comprehensive income (loss).

Peter Karmanos, Jr. has a significant ownership interest in entities that own and/or manage various sports arenas. The Company entered into an advertising agreement with one arena to promote the Company’s business, including the right to name the arena “Compuware Arena”. The Company also rents suites and places advertising at the arenas. Total costs related to these agreements were approximately $465,000, $803,000 and $671,000 for the years ended March 31, 2013, 2012 and 2011, respectively. These costs are included in “sales and marketing” in the consolidated statements of comprehensive income (loss).

16. COMMITMENTS AND CONTINGENCIES

Contractual obligations

The Company’s contractual obligations primarily relate to various operating lease agreements for office space, equipment and land for various periods that extend through as late as fiscal 2100. Total rent payments under these agreements were approximately $20.5 million, $21.9 million and $24.3 million, respectively, for fiscal 2013, 2012 and 2011. Certain of these lease agreements contain provisions for renewal options and escalation clauses.

The Company also has commitments under various advertising and charitable contribution agreements totaling $9.5 million and $200,000, respectively, at March 31, 2013. Total expense related to these agreements was approximately $6.2 million, $7.3 million and $7.8 million for fiscal 2013, 2012 and 2011, respectively.

The following table summarizes our payments under contractual obligations as of March 31, 2013 (in thousands):

	Payment Due by Period as of March 31,
							2019 and
	Total	2014	2015	2016	2017	2018	Thereafter
Contractual obligations:
Operating leases	$239,468	$17,881	$12,774	$9,146	$5,948	$4,377	$189,342
Long-term debt	18,000				18,000
Other	9,726	6,207	3,269	250
Total	$267,194	$24,088	$16,043	$9,396	$23,948	$4,377	$189,342

The Company also leases space within the Company’s headquarters facility to business tenants. Cash receipts relating to these lease spaces totaled $4.9 million, $4.6 million and $2.2 million, respectively, for fiscal 2013, 2012 and 2011.

The following is a schedule of future minimum lease rental income commitments (in thousands):

	Payment Due by Period as of March 31,
							2019 and
	Total	2014	2015	2016	2017	2018	Thereafter

Lease rental income commitments	$18,701	$5,205	$5,482	$4,377	$700	$603	$2,334

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

17. BENEFIT PLANS

Employee Stock Ownership Plan (ESOP/401(K))

In July 1986, the Company established an Employee Stock Ownership Plan (“ESOP”). Under the terms of the ESOP, the Company may elect to make annual contributions to the Plan for the benefit of substantially all U.S. employees. The contribution may be in the form of cash or Company common stock. The Board of Directors authorizes contributions between a maximum of 25% of eligible annual compensation and a minimum sufficient to cover current obligations of the Plan. This is a non-leveraged ESOP plan.

Effective April 1, 2012, the Company implemented a matching program for the 401(k) component of the ESOP/401(k). The Company provides cash matches of 33% of employees’ 401(k) contributions up to 2% of eligible earnings. Matching contributions by the Company vest 100% when an employee attains three years of service with the Company. During the year ended March 31, 2013, the Company expensed $4.3 million related to this program. There have been no other contributions to the ESOP/401(K) plan in the past three fiscal years.

Employee Stock Purchase Plan

During fiscal 2002, the shareholders approved international and domestic employee common stock purchase plans under which the Company was authorized to issue up to 15 million shares of common stock to eligible employees. Under the terms of the plan, employees can elect to have up to 10% of their compensation withheld to purchase Company common stock at the close of the offering period. The value of the common stock purchased in any calendar year cannot exceed $25,000 per employee. The purchase price is 95% of the closing market sales price on the market date immediately preceding the last day of the offering period. Effective December 1, 2007, the Company discontinued the plan for employees outside the U.S. and Canada. During fiscal 2013, 2012 and 2011, the Company sold approximately 295,000, 351,000 and 292,000 shares, respectively, to eligible employees under the plan.

Employee Equity Incentive Plans

In June 2007, the Company’s Board of Directors adopted the 2007 Long Term Incentive Plan (the “LTIP”) that was approved by the Company’s shareholders in August 2007. The Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or stock awards and cash incentive awards under the LTIP. During the 2011 annual meeting of shareholders, shareholders approved an increase of 13.5 million in the number of common shares authorized for issuance under the 2007 LTIP, which increased the aggregate number of common shares reserved by the Company for issuance under the 2007 LTIP to 41.5 million as of March 31, 2013 (less shares previously issued).

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

Stock Options Activity

Options that Vest Based on Service Conditions Only

A summary of activity for options that vest based on service conditions only under the Company’s stock-based compensation plans as of March 31, 2013, and changes during the year then ended is presented below (shares and intrinsic value in thousands):

	Twelve Months Ended
	March 31, 2013
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term in Years	Value
Options outstanding as of March 31, 2012	21,620	$8.06
Granted	2,336	10.29
Exercised	(3,488)	6.74		$12,295
Forfeited	(1,193)	10.03
Cancelled/expired	(199)	10.10
Options outstanding as of March 31, 2013	19,076	$8.44	6.53	$77,311

Options vested and expected to vest, net of estimated forfeitures, as of March 31, 2013	18,296	$8.40	6.44	$74,840

Options exercisable as of March 31, 2013	10,871	$8.17	5.36	$46,955

During fiscal 2013, stock option holders of approximately 217,000 stock options elected to make a cashless stock option exercise and received approximately 66,000 shares of common stock net of shares retained for the purchase price and tax obligations. During fiscal 2012, stock option holders of approximately 690,000 stock options elected to make a cashless stock option exercise and received approximately 176,000 shares of common stock net of shares retained for the purchase price and tax obligations.

The vesting schedule of options has varied over the years with the following vesting terms being the most common: (1) 50% of shares vest on the third anniversary date and 25% on the fourth and fifth anniversary dates; (2) 25% of shares vest on each annual anniversary date over four years; (3) 40% of shares vest on the first anniversary date and 30% vest on the second and third anniversary dates; (4) 30% of shares vest on the first and second anniversary dates and 40% vest on the third anniversary date; or (5) 20% of shares vest on each annual anniversary date over five years.

All options were granted with exercise prices at or above fair market value on the date of grant and expire ten years from the date of grant. Option expense is recognized on a straight-line basis over the vesting period unless the options vest more quickly than the expense would be recognized. In this case, additional expense is taken to ensure the expense is proportionate to the percent of options vested at any point in time.

The average fair value of option shares vested during fiscal 2013, 2012 and 2011 was $4.14, $4.69 and $4.55 per share, respectively, and the total intrinsic value of options exercised were $12.3 million, $4.3 million and $24.7 million, respectively.

Options that Vest Based on both Performance and Service Conditions (“Performance Options”)

During fiscal 2013, stock options that vest based on both service and performance conditions were granted to certain employees of the Company. The performance conditions are based on company-wide revenue and earnings targets and, as of March 31, 2013, it was not deemed probable that these targets will be achieved. If the revenue or earnings targets are achieved, substantially all of the earned stock options will vest in May 2015. As the performance conditions based on fiscal 2013 operating results were not met, approximately 781,000 of the performance options outstanding as of March 31, 2013 will cancel in May 2013. If the service and performance conditions for the remaining options are met, approximately $11.4 million in expense related to these options would be taken over the remaining vest period.

A summary of activity for options that vest based on the achievement of both service and performance conditions under the Company’s stock-based compensation plans as of March 31, 2013, and changes during the year then ended is presented below (shares and intrinsic value in thousands):

Twelve Months Ended
March 31, 2013
Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term in Years	Value
Options outstanding as of March 31, 2012	-	$-
Granted	3,838	9.79
Forfeited	(190)	9.73
Options outstanding as of March 31, 2013	3,648	$9.79	9.49	$9,854

Options vested and expected to vest, net of estimated forfeitures, as of March 31, 2013	-	$-	-	$-

Options exercisable as of March 31, 2013	-	$-	-	$-

Restricted Stock Units and Performance-Based Stock Awards Activity

A summary of non-vested restricted stock units (“RSUs”) and performance-based stock awards (“PSAs” and collectively “Non-vested RSU”) activity under the Company’s LTIP as of March 31, 2013, and changes during the year then ended is presented below (shares and intrinsic value in thousands):

	Twelve Months Ended
	March 31, 2013
		Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value
Non-vested RSU outstanding at March 31, 2012	4,553
Granted	1,191	$9.92
Released	(815)		$7,409
Forfeited	(79)
Non-vested RSU outstanding at March 31, 2013	4,850

Approximately 42,000 PSAs were granted during fiscal 2013. The performance vesting conditions for these awards are based on company-wide revenue and earnings targets and it was not deemed probable that these targets will be achieved as of March 31, 2013. If the revenue or earnings targets are achieved, the earned PSAs will vest in May 2015. As the performance conditions based on fiscal 2013 operating results were not met, approximately 10,000 of the PSAs outstanding as of March 31, 2013 will cancel in May 2013.

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

Stock Awards Compensation

For the years ended March 31, 2013, 2012 and 2011, stock awards compensation expense was allocated as follows (dollars in thousands):

	Year Ended March 31,
	2013	2012	2011
Stock awards compensation classified as:

Cost of license fees	$1	$4	$1
Cost of maintenance fees	775	812	464
Cost of subscription fees	46	23	62
Cost of professional services	293	349	525
Cost of application services	1,629	1,623	2,269
Technology development and support	2,337	2,205	1,273
Sales and marketing	6,664	6,279	5,553
Administrative and general	15,360	13,429	8,621
Restructuring costs	4,572

Total stock awards compensation expense before income taxes	$31,677	$24,724	$18,768

As of March 31, 2013, total unrecognized compensation cost of $29.0 million, net of estimated forfeitures, related to nonvested Compuware equity awards is expected to be recognized over a weighted-average period of approximately 1.84 years.

Covisint Corporation 2009 Long-Term Incentive Plan

As of March 31, 2013, there were 143,000 stock options outstanding from the 2009 Covisint LTIP. The majority of these options will vest only if, prior to August 26, 2015, Covisint completes an initial public offering (“IPO”) or if there is a change in control of the Covisint segment (“Covisint”). The Company has determined that options granted prior to December 31, 2012, may not satisfy certain requirements of Section 409A of the Internal Revenue Code (“Code”), and therefore offered recipients of these options an amendment which provides for fixed exercise dates for options that are so amended. The amendment is intended to cure any failure of the options to comply with Section 409A of the Code without incurring penalties thereunder. In December 2012, 110,100 of the outstanding options were amended. The compensation cost will be based on the fair value of the modified award. In connection with the modification of the options, the Company has also agreed to reimburse the option holders who have accepted the amendment for certain negative personal tax implications incurred as a result of any violation of Section 409A of the Code that may later be found to have occurred. Any such reimbursement would also include a tax gross-up, resulting in the net reimbursement equaling any penalties incurred based on Section 409A of the Code.

Most individuals who received stock options from the 2009 Covisint LTIP were also awarded PSAs from the Company’s 2007 LTIP. There were 1.4 million PSAs outstanding as of March 31, 2013. These PSAs will vest only if Covisint does not complete an IPO or a change in control transaction by August 25, 2015, and the Covisint business meets a pre-defined revenue target for any four consecutive calendar quarters ending prior to August 26, 2015.

During the fourth quarter of fiscal 2011, we determined that Covisint’s ability to meet the pre-defined revenue targets prior to August 26, 2015 was probable based on Covisint’s revenue and billing growth in fiscal 2011 and Covisint’s projected future revenue growth estimates. Previously, we considered the revenue targets improbable of being met. As a result, we recorded a charge of $1.9 million to “cost of application services” in the consolidated statement of comprehensive income (loss) during the fourth quarter of fiscal 2011. This charge represents the compensation cost that had accumulated from the grant date through March 31, 2011 based on the straight-line method.

As of March 31, 2013, unrecognized compensation cost related to Covisint stock options totaled approximately $24.7 million. This expense will be recognized over the requisite service period including a cumulative catch-up related to service provided through the date an IPO or change in control of Covisint occurs. It is expected that approximately 70 percent of this expense will be incurred in the fiscal year an IPO or change in control of Covisint occurs. If an IPO or change in control occurs prior to August 26, 2015, the PSAs granted to employees with Covisint stock options will be cancelled. As a result, expense will be recognized for the Covisint stock options, but all prior expense taken for the PSAs for employees with Covisint stock options will be reversed.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended March 31, 2013 and 2012 was as follows (in thousands, except for per share data):

	Fiscal 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$226,161	$220,598	$257,866	$239,924	$944,549
Gross profit	144,975	139,725	175,784	150,678	611,162
Operating income (loss)	16,563	17,174	39,649	(71,172)	2,214
Pre-tax income (loss)	16,615	17,087	39,594	(72,252)	1,044
Net income (loss)	10,468	10,594	25,340	(63,653)	(17,251)
Basic earnings (loss) per share	0.05	0.05	0.12	(0.30)	(0.08)
Diluted earnings (loss) per share	0.05	0.05	0.12	(0.30)	(0.08)

	Fiscal 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$229,974	$260,696	$253,057	$266,045	$1,009,772
Gross profit	147,827	172,444	168,777	179,804	668,852
Operating income	19,617	38,160	32,593	36,271	126,641
Pre-tax income	20,615	38,152	32,824	36,683	128,274
Net income	16,985	22,679	21,588	27,119	88,371
Basic earnings per share	0.08	0.10	0.10	0.12	0.40
Diluted earnings per share	0.08	0.10	0.10	0.12	0.40

During the fourth quarter of 2013, the Company recorded a $71.8 million impairment charge to goodwill and $16.6 million in restructuring expenses. See notes 7 and 8 for additional information.

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

As of March 31, 2013, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting was effective, as of March 31, 2013, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of March 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Compuware Corporation
Detroit, Michigan

We have audited the internal control over financial reporting of Compuware Corporation and subsidiaries (the “Company”) as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2013, of the Company and our report dated May 29, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
May 29, 2013

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

The Company’s Board of Directors adopted the 2007 Long Term Incentive Plan (“LTIP”) in June 2007 and the Company’s shareholders approved the LTIP in August 2007. In August 2011, shareholders approved an increase of 13.5 million in the number of common shares authorized for issuance under the 2007 LTIP, which increased the aggregate number of common shares reserved by the Company for issuance under the 2007 LTIP to 41.5 million as of March 31, 2013 (less shares previously issued). The Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or stock awards and annual cash incentive awards under the LTIP. Prior to the LTIP, the Company had seven stock option plans (“Prior Plans”) dating back to 1991. All but one of the Prior Plans, the 2001 Broad Based Stock Option Plan (“BBSO”), were approved by the Company’s shareholders. The BBSO was approved by the Board of Directors in March 2001, but was not submitted to the shareholders for approval, as shareholder approval was not required at the time. Under the terms of the BBSO, the Company was authorized to grant nonqualified stock options with a maximum term of ten years to any employee or director of the Company at an exercise price and with vesting and other terms determined by the Compensation Committee of the Company’s Board. Options granted under the BBSO either vested every six months over a four year period or 50% of the option became vested on the third year anniversary of the date of grant, and 25% of the option vested on each of the fourth year and fifth year anniversaries of the date of grant. All options were granted at fair market value and expire ten years from the date of grant.

As a result of the LTIP adoption, the Prior Plans have been terminated as to future grants.

The Company also has an Employee Stock Ownership Plan (“ESOP”) and an Employee Stock Purchase Plan (“ESPP”). The information about our equity compensation plans in note 17 of the consolidated financial statements included in this report is incorporated herein by reference.

The following table sets forth certain information with respect to our equity compensation plans at March 31, 2013 (shares in thousands):

	Number of securities		Number of securities
	to be issued	Weighted-average	remaining available
	upon exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
	warrants and rights	warrants and rights (1)	compensation plans

Equity compensation plans approved by security holders	26,292	$8.70	11,017

Equity compensation plans not approved by security holders	1,282	$7.87	-

(1)	Restricted stock unit and performance-based stock award rights are excluded from the weighted-average exercise price as there is no exercise price due upon settlement of these awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Detroit, State of Michigan on May 29, 2013.

COMPUWARE CORPORATION

By:	/S/ ROBERT C. PAUL
Robert C. Paul
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ROBERT C. PAUL	Chief Executive Officer and Director	May 29, 2013
Robert C. Paul	(Principal Executive Officer)

/S/ LAURA L. FOURNIER	Executive Vice President, Chief Financial Officer	May 29, 2013
Laura L. Fournier	and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/S/ GURMINDER S. BEDI	Chairman of the Board	May 29, 2013
Gurminder S. Bedi

/S/ DENNIS W. ARCHER	Director	May 29, 2013
Dennis W. Archer

/S/ DAVID G. FUBINI	Director	May 29, 2013
David G. Fubini

/S/ WILLIAM O. GRABE	Director	May 29, 2013
William O. Grabe

/S/ FREDERICK A. HENDERSON	Director	May 29, 2013
Frederick A. Henderson

/S/ FAYE A. NELSON	Director	May 29, 2013
Faye A. Nelson

/S/ GLENDA D. PRICE	Director	May 29, 2013
Glenda D. Price

/S/ LEE D. ROBERTS	Director	May 29, 2013
Lee D. Roberts

/S/ G. SCOTT ROMNEY	Director	May 29, 2013
G. Scott Romney

/S/ RALPH J. SZYGENDA	Director	May 29, 2013
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

3.1	Restated Articles of Incorporation of Compuware Corporation, as amended, as of September 7, 2012 (Company’s Form 10-Q for the quarterly period ended September 30, 2012)
3.2	Amended and Restated Bylaws of Compuware Corporation effective as of November 6, 2008 (Company's Form 10-Q for the Quarterly Period ended December 31, 2008)
4.0	Rights Agreement dated as of October 25, 2000 between Compuware Corporation and Equiserve Trust Company, N.A., as Rights Agent (Company’s Registration Statement on Form 8-A filed October 26, 2000)
4.6	Amendment To Rights Agreement, dated as of October 29, 2001 (Company’s first Form 8-K filed on May 11, 2006)
4.7	Amendment No. 2 To Rights Agreement, dated as of May 9, 2006 (Company’s first Form 8-K filed on May 11, 2006)
4.10	Compuware Corporation Revolving Credit Agreement dated as of November 1, 2007 (Company’s Form 10-Q for the quarterly period ended on September 30, 2007)
4.11	Amendment No. 3 to Rights Agreement, dated as of February 2, 2009 (Company’s Form 8-K filed on February 3, 2009)
4.12	Consent and First Amendment to Credit Agreement dated June 30, 2011 (Company’s Form 8-K filed on July 11, 2011)
4.13	Amendment No. 4 to Rights Agreement, dated as of March 9, 2012 (Company’s Form 8-K filed on March 16, 2012)
4.14	Second Amendment to Credit Agreement dated as of March 21, 2012 (Company’s Form 8-K filed on March 26, 2012)
10.24	Promotion Agreement, dated September 8, 1992, between Compuware Sports Corporation and the Company (Company’s Registration Statement on Form S-1, as amended (Registration No. 33-53652))
*10.37	Fiscal 1998 Stock Option Plan (Company’s Registration Statement on Form S-8 (Registration Statement No. 333-37873))
10.52	Advertising Agreement, dated December 1, 1996, between Arena Management Company and the Company (Company’s Form 10-K for fiscal 2000)
*10.85	2001 Broad Based Stock Option Plan (Company’s Registration Statement on Form S-8 (Registration Statement No. 333-57984))
*10.91	Nonqualified Stock Option Agreement for Executive Officers (Company’s Form 10-Q for the quarterly period ended September 30, 2004)
*10.92	Nonqualified Stock Option Agreement for Outside Directors (Company’s Form 10-Q for the quarterly period ended September 30, 2004)
*10.98	2005 Non-Employee Directors' Deferred Compensation Plan (Company’s second Form 8-K filed on May 11, 2006)
*10.100	Parallel Nonqualified Stock Purchase Plan Arrangement (Company’s Form 10-K for fiscal 2006)

*10.101	Fifth Amendment to the Compuware Corporation ESOP/401(k) Plan (Company’s Form 10-Q for the quarterly period ended June 30, 2006)
*10.102	Post-Retirement Consulting Agreement, dated March 1, 2007, between Compuware Corporation and Peter Karmanos, Jr. (Company’s Form 8-K filed on March 2, 2007)
*10.105	2007 Long Term Incentive Plan (Appendix A to Company’s definitive proxy statement for 2007 annual shareholders meeting filed on July 24, 2007)
*10.106	Form of Stock Option Agreement (5-Year Version) (Company’s Form 8-K filed on April 25, 2008)
*10.107	Form of Stock Option Agreement (3-Year Version) (Company’s Form 8-K filed on April 25, 2008)
*10.110	Employee Restricted Stock Unit Award Agreement (Company’s Form 10-Q for the quarterly period ended on September 30, 2008)
*10.111	Amendment to the Consulting/Employment Letter with Peter Karmanos, Jr. (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.112	W. James Prowse Consulting Agreement dated as of November 17, 2008 (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.113	Amendment No. 1 to the 2007 Long Term Incentive Plan (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.115	Amended and Restated 2005 Non-Employee Directors’ Deferred Compensation Plan (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.116	Form of 2002 Directors Phantom Stock Plan Forfeiture And Replacement Agreement (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.117	Form of Amended And Restated 2005 Non-Employee Directors Deferred Compensation Plan Forfeiture And Replacement Agreement (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.118	Form of Director Restricted Stock Unit Grant Agreement (Replacing Directors’ Phantom Stock Units) (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.119	Form of Director Restricted Stock Unit Grant Agreement (Replacing Deferred Compensation Units) (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.120	Form of Director Annual Restricted Stock Unit Award Agreement (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.121	Form of Director Restricted Stock Unit Agreement for Deferred Compensation (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.122	Executive Incentive Plan – Corporate, as of June 10, 2009 (Company’s Form 8-K filed on June 12, 2009)
*10.123	Form of Restricted Stock Unit Award Agreement, as of June 10, 2009 (Company’s Form 8-K filed on June 12, 2009)
*10.124	Form of Performance Unit Award Agreement for Peter Karmanos and Laura Fournier (Revenue Condition) dated December 7, 2009 (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)
*10.125	Performance Unit Award Agreement for Peter Karmanos (Revenue Condition, subject to Section 162(m)) dated December 7, 2009 (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)
*10.126	Form of Performance Unit Award Agreement for Peter Karmanos and Laura Fournier (IPO Condition) dated December 7, 2009 (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)
*10.127	Performance Unit Award Agreement for Robert Paul dated December 7, 2009 (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)
*10.128	2009 Covisint Corporation Long Term Incentive Plan (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)
*10.129	Form of Covisint Option Agreement (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)

*10.130	Compuware Executive Incentive Agreement – Corporate (Company’s Form 8-K filed on July 8, 2011)
*10.131	Form of Stock Option Agreement (Company’s Form 8-K filed on July 8, 2011)
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

*10.134	Restricted Stock Unit Award Agreement dated June 20, 2011 between Compuware Corporation and Joseph R. Angileri (Company’s Form 10-Q for the quarterly period ended June 30, 2011)
*10.135	Amended and Restated 2007 Long Term Incentive Plan (approved August 2011) (Attachment A to the Company’s proxy statement filed on July 14, 2011)
*10.136	Executive Employment Agreement between the Company and Peter Karmanos, dated as of July 1, 2011 (Company’s Form 10-Q for the quarterly period ended September 30, 2011)
*10.137	Compuware Corporation Claw-Back Policy, adopted June 30, 2012 (Company’s Form 8-K filed July 6, 2012)
*10.138	Form of Stock Option Agreement (as of April 2012) (Company’s Form 10-Q for the quarterly period ended June 30, 2012)
*10.139	Form of Restricted Stock Unit Award Agreement (as of April 2012) (Company’s Form 10-Q for the quarterly period ended June 30, 2012)
*10.140	Compuware Executive Incentive Agreement – Corporate (Company’s Form 8-K filed September 14, 2012)
*10.141	Form of Stock Option Award Agreement – Performance (Company’s Form 8-K filed September 14, 2012)
*10.142	Post-Retirement Consulting Agreement, dated October 25, 2012, between the Company and Peter Karmanos, Jr. (Company’s Form 8-K filed October 29, 2012)
*10.143	Amendment No. 2 to Amended and Restated 2007 Long Term Incentive Plan (Company’s Form 8-K filed January 30, 2013)
*10.144	Amendment No. 3 to 2007 Long Term Incentive Plan (Company’s Form 8-K filed January 30, 2013)
*10.145	Amendment No. 1 to Covisint Option Agreement (as of December 2012) (Company’s Form 10-Q for the quarterly period ended December 31, 2012)
*10.146	Amendment No. 1 to Amended and Restated 2007 Long Term Incentive Plan (as of July 2011) (Company’s Form 10-Q for the quarterly period ended December 31, 2012)
*10.147	Amendment No. 2 to 2007 Long Term Incentive Plan (as of July 2011) (Company’s Form 10-Q for the quarterly period ended December 31, 2012)
*10.148	Form of Stock Option Agreement – 3 Year Performance (as of May 2013)
*10.149	Form of Severance Agreement with Robert C. Paul, Joseph R. Angileri and Laura L. Fournier
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.