Form 10-K/A
period 2013-03-31
COMPUWARE CORP
filed 2013-07-29
CIK 859014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We filed our Form 10-K for the year ended March 31, 2013 (the “2013 Form 10-K”) with the Securities and Exchange Commission on May 29, 2013. Pursuant to General Instruction G(3) to Form 10-K, we incorporated by reference the information required by Part III of Form 10-K from our definitive proxy statement for the 2013 Annual Meeting of Shareholders that we expected to file with the Commission not later than 120 days after the end of the fiscal year covered by the 2013 Form 10-K. Because we have decided to postpone our annual meeting, the definitive proxy statement will not be filed with the Commission before such date and we are filing this Amendment No. 1 to the 2013 Form 10-K (the “Form 10-K/A”) to provide the additional information required by Part III of Form 10-K. In addition, Item 1 is amended to remove the list of executive officers from that item and to include a revised listing in Item 10.  This Form 10-K/A does not otherwise change the previously reported financial statements or any of the other disclosures contained in Part I, Part II or Part IV, other than to revise the exhibit list under Item 15(a)(3). This Form 10-K/A should be read in conjunction with the 2013 Form 10-K as originally filed and with our other filings made subsequent to such filing.

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

We intend to grow professional services through Centers of Excellence which are highly specialized groups of talented consultants serving customers looking for flexible, cost-effective, yet high-quality services. These groups are specialized and centralized, yet scalable to meet the unique needs of each customer and the growing needs of many customers. These specialized pools of talent have enabled us to provide differentiated value for customers throughout the United States. As we go forward, we plan to expand the depth and breadth of our specialized solutions to drive both revenue and margin growth.

We intend to grow professional services through Centers of Excellence which are highly specialized groups of talented consultants serving customers looking for flexible, cost-effective, yet high-quality services. These groups are specialized and centralized, yet scalable to meet the unique needs of each customer and the growing needs of many customers. These specialized pools of talent have enabled us to provide differentiated value for customers throughout the United States. As we go forward, we plan to expand the depth and breadth of our specialized solutions to drive both revenue and margin growth.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table provides summary information about each director. Directors hold office until the next annual meeting of shareholders and until his or her successor is elected and qualified.

Name	Age	Years/ Tenure	Independent	Occupation	Experience/ Qualification	Other Public Company Boards During Last Five Years
Dennis W. Archer	71	11	Yes	Chairman & CEO, Dennis W. Archer PLLC	Government, Leadership, Finance, Law	Johnson Controls, Inc., MASCO Corporation
Gurminder S. Bedi Chairman	65	11	Yes	Private Investor	Industry, Finance	KEMET Corporation, Actuant Corporation
David G. Fubini	59	0.5	Yes	Senior Director, McKinsey & Co., Inc.	Leadership, International, Industry, M&A
William O. Grabe	75	21	Yes	Advisory Director, General Atlantic LLC	Finance, Technology, Marketing	Gartner, Inc., Lenovo Group Limited
Frederick A. Henderson	54	2	Yes	Chairman & CEO, SunCoke Energy, Inc.	Finance, Industry, International, Emerging Markets	SunCoke Energy, Inc. SunCoke Energy Partners GP LLC Marriott International, Inc.
Faye Alexander Nelson	60	11	Yes	President & CEO, Detroit Riverfront Conservancy	Government, Leadership, Finance, Law
Robert C. Paul	51	3	No	CEO, Compuware Corp.	Leadership, Industry, Technology
Glenda D. Price	73	11	Yes	Private Investor	Education, Finance, Leadership
Lee D. Roberts	60	0.5	Yes	President & CEO, BlueWater Management Consulting	Finance, Technology, Marketing	QAD, Inc., Unisys Corporation
G. Scott Romney	72	17	Yes	Partner, Honigman Miller Schwartz & Cohn	Law, Corporate Transactions
Ralph J. Szygenda	64	3	Yes	Private Investor	Technology, Industry

A brief description of each nominee's experience and qualifications follows:

Dennis W. Archer

Mr. Archer has served as one of our directors since January 2002. Mr. Archer became the Chairman and CEO of Dennis W. Archer PLLC on January 1, 2010. In this role, he practices law and provides consulting services on gender and diversity issues. Mr. Archer was Chairman of the law firm of Dickinson Wright PLLC from January 2002 to December 2009. Mr. Archer served as Mayor of the City of Detroit, Michigan from January 1994 through December 2001 and as an Associate Justice of the Supreme Court of the State of Michigan from 1986 to 1990. Mr. Archer is a past President of the National League of Cities and the American Bar Association and a former Chairman of the Detroit Regional Chamber. He is currently a director of Johnson Controls, Inc., serving on its Compensation and Corporate Governance Committees; MASCO Corporation, serving on its Audit and Corporate Governance and Nominating Committees; and Progressus Therapy, a non-public, education-related company. He is a member of the Investment Banking and Capital Markets Senior Advisory Board of Jefferies & Company, Inc., an investment banking firm. Mr. Archer’s diverse experience in leadership positions, particularly in the legal and public sectors, uniquely qualifies him to serve on our Board.

Gurminder S. Bedi

Mr. Bedi has served as one of our directors since October 2002 and as our Chairman of the Board since April 2013. Mr. Bedi is a private investor. He served as Vice President of Ford Motor Company from October 1998 until his retirement in December 2001. From 1998 until his retirement, Mr. Bedi was the Vice President of North America Truck, responsible for vehicle development and business and technical strategies. From October 1996 to October 1998, he served as Vehicle Line Director at Ford Motor Company and in a variety of other managerial positions at Ford for more than 30 years. Mr. Bedi is a director of KEMET Corporation, serving on its Governance and Compensation Committees, and Actuant Corporation, serving on its Governance and Compensation Committees. A graduate of George Washington University with a BS degree in Mechanical Engineering, Mr. Bedi also earned an MBA degree with a concentration in finance from the University of Detroit. Mr. Bedi’s experience and education in finance lends pertinent skill to the Audit Committee and to the Board generally. Moreover, with his strong background in the automotive sector, Mr. Bedi provides the Company and the Board with in-depth knowledge of an industry that includes some of our key customers.

David G. Fubini

Mr. Fubini was appointed as one of our directors in April 2013. He is a Senior Director of McKinsey & Company, Inc., a global management consulting firm advising leading organizations across the private, public and social sectors. Mr. Fubini has served in various leadership roles with his firm since 1981.   A graduate of UMass Amherst with High Honors and Harvard Business School, Mr. Fubini’s extensive experience leading major strategic repositioning of global organizations, enabling clients to architect and execute transformational programs that accompany acquisitions, divestitures and mergers, as well as his active role in the executive management of McKinsey, brings an important perspective to the Compuware board during the Company’s current transition efforts.

William O. Grabe

Mr. Grabe has served as one of our directors since April 1992. Mr. Grabe possesses broad experience in financial and technology companies. Mr. Grabe is an Advisory Director of General Atlantic LLC, a private equity firm that provides capital for global growth companies, and has been affiliated with General Atlantic LLC and its predecessors since April 1992. Prior to his role at General Atlantic, Mr. Grabe was the Vice President and General Manager for the Marketing and Services group at IBM United States. Mr. Grabe is currently a director of Lenovo Group Limited (serving on its Compensation Committee) and Gartner, Inc. (serving on its Governance Committee) and previously served on the boards of Infotech Enterprises Limited (2007 to 2010) and Patni Computer Systems, Ltd. (2002 to 2011). In November 2012, Mr. Grabe was appointed as a director for Covisint Corporation, a wholly-owned subsidiary of the Company, serving on the Audit, Compensation and Governance Committees.  Mr. Grabe holds a BS degree from New York University and an MBA degree from the UCLA Graduate School of Business. Mr. Grabe’s broad experience as a director of a number of public companies, along with his long career as a private equity investor and former manager at IBM and his 21-year history with the Company, allow him to bring a unique and valuable perspective to the Board.

Frederick A. Henderson

Mr. Henderson has served as one of our directors since April 2011. Mr. Henderson is Chairman and CEO of SunCoke Energy, Inc., the largest U.S. independent producer of metallurgical coke to the steel industry, where he has served since December 2010. He served as a Senior Vice President of Sunoco, Inc., a petroleum refiner and chemicals manufacturer with interests in logistics, from August 2010 until the completion of SunCoke’s initial public offering and separation from Sunoco in July 2011. Mr. Henderson also serves currently as Chairman and CEO of SunCoke Energy Partners GP LLC, established in 2013 as the coke-producing industry’s first publicly traded master limited partnership. Mr. Henderson is currently a director of Marriott International, Inc. (serving on its Audit Committee). Prior to his current roles, he was President and CEO of General Motors Corporation (“GM”) from April 2009 until December 2009 and held a number of other senior management positions during his 25 years with GM, including President and Chief Operating Officer, Vice Chairman and Chief Financial Officer, Chairman of GM Europe, Regional President of GM Asia Pacific and Regional President of GM Latin America, Africa and Middle East, and served as a consultant for GM during 2010 before joining Sunoco. He currently serves as a trustee of the Alfred P. Sloan Foundation. Mr. Henderson holds an MBA degree from the Harvard Graduate School of Business.  He is a certified public accountant and is an “audit committee financial expert,” as defined by the rules and regulations of the SEC. Mr. Henderson’s significant accounting skills, experience in leading the initial public offering of a subsidiary of a public company, expertise in large organization management and emerging markets and experience in the auto industry, which includes some of our key customers, make him an important member of the Board and its Audit Committee.

Faye Alexander Nelson

Ms. Nelson has served as one of our directors since October 2002. Ms. Nelson is President and Chief Executive Officer and a director of the Detroit Riverfront Conservancy, a non-profit organization formed to lead a public/private partnership in the redevelopment and sustainability of Detroit’s riverfront. Prior to joining the Conservancy in November 2003, Ms. Nelson was the Vice President of Government Affairs for Wayne State University. Prior to joining Wayne State in February 1996, Ms. Nelson was employed by Kmart Corporation for 15 years where she served as Corporate Attorney and Director for Government Affairs. Ms. Nelson serves on the board of several community, civic and economic development organizations, including the Detroit Symphony Orchestra and The Henry Ford Health System & Health Network Board. As an attorney and CEO of a non-profit organization, Ms. Nelson is well trained in areas of critical thinking, complex problem solving and finance. Ms. Nelson’s considerable leadership, development and management skills, combined with her legal and government relations experience, enable her to bring a unique and valuable perspective to the Board.

Robert C. Paul

Mr. Paul has served as our Chief Executive Officer since June 2011 and as our President and Chief Executive Officer since June 2013.  He previously served as our President and Chief Operating Officer from April 2008 to June 2011. Mr. Paul brings to the Board a strong background in managing and leading a variety of technology companies. Since April 2009, Mr. Paul has served on the board of directors of Covisint Corporation, a wholly owned subsidiary of Compuware. Prior to April 2008, Mr. Paul was President and Chief Operating Officer of Compuware’s Covisint division since Compuware acquired Covisint LLC in March 2004. Prior to the acquisition, Mr. Paul spent nearly three years at Covisint LLC, as the Chief Executive Officer and President from May 2003 to February 2004 and as Senior Vice President of Sales and Marketing from October 2001 to May 2003. From February 2007 through July 2007, Mr. Paul served on the board of Blackhawk Systems, Inc. Prior to his employment with Covisint LLC, Mr. Paul served as President of Future 3, a provider of supply chain management software applications for the automobile industry from May 2000 until October 2001. Prior to that, he served as President and Chief Operating Officer of Coherent Networks, Inc. from February 1999 to May 2000. Mr. Paul’s industry perspective, leadership experience, intimate knowledge of Compuware and his ability to reposition technology companies for success provide an important skill set to the Board.

Glenda D. Price

Dr. Price has served as one of our directors since October 2002. Dr. Price, who is currently a private investor, served as the President of Marygrove College from 1998 through June 2006 and is currently President Emeritus. Prior to assuming her responsibilities at Marygrove, Dr. Price was the Provost at Spelman College in Atlanta from 1992 to 1998. Following her retirement from Marygrove College, Dr. Price served as the Interim President of the Michigan Colleges Foundation from January through August 2008. Dr. Price has held positions as faculty and administrator at several academic institutions, as well as practicing as a clinical laboratory scientist. Dr. Price served as a director of LaSalle Bank Corporation, a member of the ABN AMRO Group, from 2002 until 2008. Dr. Price currently serves on the board of several community, civic and educational organizations, including the Detroit Riverfront Conservancy, the Detroit Symphony Orchestra, Focus: HOPE and the Michigan Colleges Foundation. In addition to her leadership positions in various organizations, Dr. Price serves on the Audit Committee for the Detroit Riverfront Conservancy. Dr. Price’s diverse background as an educator, administrator and scientist provide her with valuable experience and the skills necessary to effectively analyze complex issues and make her a valuable member of the Board.

Lee D. Roberts

Mr. Roberts was appointed as one of our directors in April 2013. He is the President and Chief Executive Officer of BlueWater Management Consulting, a high-tech consulting company providing professional consulting services that leverage technology as a key competitive resource.  He has served with BlueWater since 2008. From 2006 to 2008, Mr. Roberts was the Vice President and General Manager, IBM Document & Content Management for IBM Corporation. In 2006, IBM Corporation acquired FileNET Corporation, where Mr. Roberts had served as President and CEO from 1997 through 1999, and as Chairman and CEO from 2000 until its acquisition in 2006. Prior to FileNET Corporation, Mr. Roberts performed various sales and marketing leadership roles at IBM Corporation, working his way up from Account Executive in 1977 to General Manager and Vice President, Worldwide Marketing and Sales, Network Division in 1996.   Mr. Roberts is currently a director of QAD, Inc., serving on its Audit, Compensation and Governance Committees and Unisys Corporation, serving on its Compensation Committee. He was previously a director of infoGROUP, Inc. from October 2009 to July 2010. In addition, he is currently a member of the boards of several non-public companies, including Inovalon, Inc. and Varolii Corporation, serving on each of their Compensation Committees.  Mr. Roberts’ vast experience in technology leadership and consulting, coupled with his sales and marketing expertise bring a unique new combination of skills and insight to the Compuware board, especially with respect to the strategic cultivation of our mainframe business.

G. Scott Romney

Mr. Romney has served as one of our directors since January 1996. Mr. Romney has been a partner at Honigman Miller Schwartz and Cohn LLP, a law firm, since 1977. The law firm serves as counsel to us on various legal matters. Since 2008, Mr. Romney has served as a Senior Advisor to Solamere Capital LLC, a private equity fund. Mr. Romney currently serves on the non-public board of directors for Boy Scouts of America, Great Lakes Council and New Detroit Coalition. Since 2003, he has served on the board of trustees for Michigan State University College of Law and is a member of its Compensation Committee. Mr. Romney’s extensive experience in corporate law allows him to provide the Board with important insight on mergers and acquisitions and legal matters generally.

Ralph J. Szygenda

Mr. Szygenda has served as one of our directors since October 2009. Mr. Szygenda brings to the Board an in-depth knowledge of the technology industry. He served as Group Vice President, CIO of GM from 2000 through his retirement in September 2009. From 1996 to 2000 he was Vice President and CIO of GM. Prior to his role at GM, Mr. Szygenda was the Vice President and CIO of Bell Atlantic Corporation (1993 to 1996) and Vice President, CIO and General Manager of the Enterprise Systems business unit of Texas Instruments (1989 to 1993). Mr. Szygenda served as a director and member of the Audit Committee of Handleman Corporation from 2003 until April 2009 and as a director of Covisint LLC from 2001 to 2004 (prior to the acquisition of Covisint LLC by Compuware). Mr. Szygenda currently serves as a Strategic Consultant and chairman of the Advisory Board for iRise Corporation, as Senior Advisor and chairman of the Customer Advocacy Board for UST Global Corporation, as Senior Advisor to Elastic Outreach Company and, since 2003, as a member of the Dean’s Advisory Council for the Carnegie Mellon University H. John Heinz III College. In November 2012, Mr. Szygenda was appointed as a director for Covisint Corporation, a wholly-owned subsidiary of the Company, serving on the Audit, Compensation and Governance Committees.  Mr. Szygenda holds numerous awards and honorary degrees in recognition of his leadership and service in the computer technology and automotive engineering industries. Mr. Szygenda is currently a private investor. His skills and experience in the technology industry as a chief information officer as well as his experience in the automotive industry, which includes some of our key customers, allow him to bring valuable skills and insight to the Board.

Audit Committee

The Audit Committee of the Board is comprised of Messrs. Henderson (Chair), Bedi and Roberts and Dr. Price. The Board determined that all the current members of our Audit Committee are independent as required by the rules of the SEC and the listing standards of NASDAQ for purposes of Audit Committee membership. In addition, the Board of Directors has determined that all members of the Audit Committee are financially literate, and that Mr. Henderson qualifies as an audit committee financial expert, as defined by the rules and regulations of the SEC.

Executive Officers

Our current executive officers, who serve at the discretion of our Board of Directors, are listed below:

Name	Age	Position
Robert C. Paul	51	President, Chief Executive Officer and member of the Board of Directors

Joseph R. Angileri	55	Executive Vice President, Treasurer and Chief Financial Officer

Daniel S. Follis, Jr.	47	Senior Vice President, General Counsel and Secretary

Kris Manery	58	Senior Vice President, General Manager Mainframe

John Van Siclen	57	Senior Vice President, General Manager APM

Mr. Paul’s background is described above under “Directors”.

Joseph R. Angileri has served as Treasurer and Chief Financial Officer since June 2013. Mr. Angileri joined Compuware in June 2011 as President and Chief Operating Officer and served in those positions until being appointed to his present position. Prior to joining Compuware, Mr. Angileri had more than 26 years of professional experience with Deloitte LLP, including more than 20 years as a partner there, most recently as Managing Partner of the Michigan region.

Daniel S. Follis, Jr. has served as Senior Vice President, General Counsel and Secretary since March 2008. From January 2006 through February 2008, he served as Vice President, Associate General Counsel. Mr. Follis joined Compuware in March 1998 as Senior Counsel.

Kris Manery has served as Senior Vice President, General Manager Mainframe since June 2011.  Mr. Manery joined Compuware in October 1985 as a Product Sales Representative. From April 1998 to December 2000, he served as a Sales Manager for North American Sales and from January 2001 through May 2011, he served as a Vice President in various roles, including Product Line Sales Management, Sales Development, Customer Relationship Management, Enterprise Products Management, Products Regional Management and Business Unit Management.

John Van Siclen has served as Senior Vice President, General Manager APM since November 2011.  From August 2008 through October 2011, Mr. Van Siclen served as the President of dynaTrace Software, Inc. He joined Compuware in July 2011 with our acquisition of dynaTrace.

Codes of Conduct

The Board has adopted a Code of Conduct that applies to all of our employees, including our chief executive officer and chief financial officer, and a similar Code of Conduct for non-employee directors. The Codes of Conduct identify those areas in which we must act in accordance with law or regulation, and also establish the responsibilities, policies and guiding principles that will assist us in our commitment to adhere to the highest ethical standards and to conduct our business with the highest level of integrity. Our Codes of Conduct are posted in the Corporate Governance section of the “Investor Relations” page at www.compuware.com. To the extent any amendment is made to the Codes of Conduct that requires disclosure under applicable Securities and Exchange Commission (“SEC”) rules, information regarding such amendment will be posted on the Company's website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common shares and other equity securities. Officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of such reports furnished to us during or with respect to fiscal 2012, or written representations that no Form 5 was required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater-than-10% beneficial owners were met during fiscal 2013, with the exception of one late Form 4 filed by James Prowse, a former director, to report the September 1, 2012 RSU award under the fiscal 2013 EIP.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Of Executive Officers

Compensation Discussion and Analysis

Executive Summary

Business Highlights

While fiscal 2013 was a challenging year for Compuware, we believe we have made great progress toward our strategic goal of transforming into a growth company and positioning ourselves for improved profitability in the current and future fiscal years. We recognize that we still have a great deal of progress to make in improving our profitability and this is a top priority, along with sustained revenue growth, over the next three years. Some of our business performance and operational highlights in fiscal 2013 included:

•	Annual shareholder return of approximately 35%

•
Announced our intention to pursue shareholder value creation initiatives (pay an annual cash dividend of $0.50 per share, distribute remaining Covisint shares to Compuware shareholders within twelve months after the planned Covisint IPO);

•	Continued enhancing shareholder value by returning approximately $82 million in cash to shareholders through our stock repurchase program during fiscal 2013;

•	Took initial steps on the Board’s restructuring plan intended to eliminate $80 million to $100 million of administrative, general and non-core operational costs over the next two years;

•	Total revenues were approximately $944.5 million, down approximately 6.5 percent from fiscal 2012;

•	Professional services revenues were approximately $185.0 million, down approximately 11.6 percent from fiscal 2012, which led to a write-down of $71.8 million of goodwill in this segment; and

•	Incurred a loss of $17.3 million, or $0.08 per share, in fiscal 2013 primarily due to the goodwill and restructuring charges.

Compensation Paid
Due to the results of operations for the year and consistent with our philosophy of linking a substantial portion of executive pay to Company performance, the executive officers named in the Summary Compensation Table (“NEOs”) received no EIP short term or long term cash bonuses, no discretionary cash bonuses and, except for a 2% increase for one NEO, no salary increases. Executives received equity-based grants, some of which will vest only if performance targets derived from our long term business plan are satisfied and some of which are time-vested.

Changes to Our Compensation Programs to Reflect Best Practices

At the 2012 annual meeting, shareholders again approved our executive compensation by a wide margin. Even with shareholders’ support for the existing program, however, the Compensation Committee made changes to our executive compensation program consistent with industry best practices:

•
Adopted a “double trigger” change in control mechanism for future equity grants by modifying, on a prospective basis, the form of grant agreements used in connection with the Executive Incentive Program (“EIP”) to provide that a change in control will result in accelerated vesting only if the participant’s employment is terminated under certain circumstances after the change in control transaction;

•	Adopted share ownership guidelines which require our senior management team to hold a specific number of Compuware shares;

•	Adopted a claw-back policy;

•	Modified the EIP for executive officers so that related stock options will vest based on performance metrics over a three-year period; and

•
Simplified the performance-based vesting provisions for stock options to executive officers beginning in fiscal 2014 under the EIP to a single measurement date at the conclusion of a three-year period.

Overview of Compensation Philosophy and Programs

The competition for talent in the technology industry is fierce. We believe that finding and keeping such talent is critical to growing our business for the benefit of our shareholders and employees. Accordingly, our compensation programs are intended to attract and retain highly-skilled and experienced employees, while maintaining the link between performance and pay in order to deliver sustained, strong business and financial results. We emphasize performance-based compensation by tying cash incentives to the achievement of specific performance goals and strategically granting stock options and other types of equity to key employees to align their long-term interests with that of our shareholders.

In addition to emphasizing performance-based compensation, we follow other compensation best practices:

•	we employ a market analysis of executive compensation relative to peer companies;
•	our compensation mix is generally weighted toward long-term incentives;
•	our restricted stock unit and stock option awards have long-term vesting schedules;
•	our equity plan prohibits the repricing of options without shareholder approval; and
•	we provide only limited perquisites to our executive officers.

In this section we will explain how our compensation programs are established and how they work with respect to our CEO, CFO and the other Named Executive Officers who served during fiscal 2013.   In fiscal 2013, our NEOs included the following individuals:

•	Robert C. Paul, Chief Executive Officer
•	Laura L. Fournier, Executive Vice President and Chief Financial Officer
•	Peter Karmanos, Jr., Executive Chairman
•	Joseph R. Angileri, President and Chief Operating Officer
•	Daniel S. Follis, Jr., Senior Vice President, General Counsel and Corporate Secretary

Our performance-based compensation philosophy applies to all of our employees, but is especially applicable to the NEOs. We believe that our NEOs and other key employees should have a significant portion of their potential annual cash compensation tied to our performance as measured by profitability and sales goals. Additionally, we seek to align their ability to earn long-term incentives directly with the interests of our shareholders through the use of equity-based incentives.

Executive Compensation Elements

Type	Form		Terms
	•	Salary	•	Generally reviewed annually and adjusted when individual and Company performance and/or peer group metrics would merit. Paid periodically regardless of Company performance.

	•	Annual Incentive Award	•	Pays a percentage of salary if specific performance targets are met as set forth in the Executive Incentive Program.

	•	Long-Term Performance Cash	•	Calculated as one-third of the value of the Long-Term Incentive Award component, earned and prorated based on actual performance and paid after two years of continued employment.

Equity	Long-Term Incentive Awards		Awarded annually as a percentage of salary as the equity component of the Executive Incentive Program.

	•	Stock Options	•	Vesting is performance-based, tied to attainment of three-year goals.

AND

	•	Restricted Stock Units (“RSUs”)	•	RSUs generally vest 25% per year over four years while employed.

Other Equity Awards

	•	Performance Stock Units (“PSUs”)	•	Limited use of PSUs for specific performance incentives.

Other	•	Employee Benefits	•	Customary medical, dental, life insurance, disability coverage, paid vacation and holidays provided to all eligible employees.

	•	Perquisites	•	Tickets to sporting and special events, travel expenses for spouse to Company events, use of automobile.

How Executive Compensation Is Determined

The Compensation Committee establishes and administers our executive compensation program. The Compensation Committee periodically reviews the Company’s philosophy regarding compensation for key employees, including the NEOs. It also reviews and considers each element of compensation in making compensation determinations. Each year, the CEO evaluates the performance of the NEOs (other than the Executive Chairman) and other Company officers. Based on his evaluation, the CEO may recommend adjustments in base salary, the structure of the cash incentive plans and the magnitude and form of the equity grants. The Compensation Committee considers these recommendations when making compensation decisions regarding compensation for executive officers other than the CEO and Executive Chairman. The Compensation Committee independently assesses the performance of the CEO and Executive Chairman, analyzes relevant competitive data (recognized industry surveys and peer group information) and presents its recommendation regarding compensation for the CEO and Executive Chairman to the independent directors of the Board for their review and approval.

The Compensation Committee reviews all elements of compensation as a whole in measuring total compensation packages against the objectives of the compensation program. The proportion of variable or incentive compensation varies with the level of an executive’s responsibility within the Company. Since the NEOs have the highest level of responsibility in the Company, the proportion of their potential incentive compensation is higher in relation to their base salaries than other employees. The Compensation Committee also reviews market data and evaluates the competitiveness of pay levels for the NEOs based on a combination of recognized industry executive compensation surveys and data gathered from annual reports and proxy statements of companies identified and approved by the Committee as the peer group.

For fiscal 2013, the Compensation Committee selected and directly engaged Towers Watson to assist with its evaluation of compensation for our executives. In addition to the work performed at the request of the Compensation Committee, Towers Watson performed other services for the Company relating to executive compensation programs for Covisint Corporation, a wholly-owned subsidiary of the Company, for which it was paid an immaterial amount.

Towers Watson helped formulate our peer group, provided data on executive compensation practices and levels at the peer group companies, reviewed and made recommendations related to our overall compensation philosophy, and provided an evaluation of total compensation for our NEOs.

For fiscal 2013, our industry peers included the following companies:

Ansys, Inc.	Open Text Corporation
Black Box Corporation	Parametric Technology Corporation
BMC Software Inc.	Red Hat, Inc.
Cadence Design Systems Inc.	Salesforce.com
Citrix Systems Inc.	Synopsys Inc.
IHS Inc.	Teradata Corporation
Informatica Corporation	Tibco Software, Inc.
Mentor Graphics Corporation	VeriSign Inc.
MicroStrategy Inc.	VMWare Inc.

These companies were chosen because they are comparable to us with regard to revenue size, maturity level as established businesses, operating in the software industry and/or are direct competitors. The expertise and skills needed for executives at such companies are very similar to the skills required for our executives.  Lawson Software, Inc., ModusLink Global Solutions, Inc., Novell Inc., Quest Software Inc. and SRA International were removed from the fiscal 2013 peer group because they no longer met the Company’s criteria for peer companies due to their changed business circumstances.  Based on available data, Ansys, Inc., Informatica Corporation, Mentor Graphics Corporation, MicroStrategy Inc. and Red Hat, Inc. were added as peer companies in fiscal 2013 because they meet the criteria stated above.

The peer group data and Towers Watson’s analyses and findings were presented to the CEO and the Compensation Committee and were used to evaluate compensation recommendations. Peer group data provides the Committee with a perspective on the magnitude and components of compensation provided to NEOs at comparable companies. This helps the Committee to set compensation at levels that support our attraction/retention objectives, and ensures that the resulting costs are reasonable based on our financial plan and that equity awards are fair and not unreasonably dilutive. Peer group data is reviewed and considered by the Compensation Committee as a reference point; however, the Compensation Committee does not formally benchmark the compensation of individual executives to any particular amount or range based upon such data. Deviations from the reference point may occur in individual cases due to an NEO’s individual contributions to the Company, tenure, experience, and other competitive factors as determined by the Committee.

The fundamentals of our executive compensation program remained the same for fiscal 2013. The program continues to emphasize pay for performance tied to corporate financial objectives and follows best practices to the extent they support the Company’s strategic objectives. Based on a thorough review of the pay practices at our peer group companies and consideration of the analysis prepared by Towers Watson, the Compensation Committee approved the following for the fiscal 2013 EIP, which are described in more detail below:

•	performance measures for cash awards based on EPS and Revenue; and
•	stock option grant vesting based on two and three-year performance goals for Revenue and Operating Income.

Base Salary

Similar to other companies in the technology industry, we believe that competitive base salaries play an important role in helping us attract and retain high-performing executive officers. When reviewing base salaries for officers, including the NEOs other than CEO, the Compensation Committee takes into account a number of related factors including, but not limited to, the CEO’s assessment of their individual performance and recommendation for salary level changes, the performance of the NEO’s particular organization, the NEO’s experience, level of responsibility and unique contributions to the Company and the Company’s need for certain types of expertise. These factors, along with the peer group data provided by the Committee’s independent compensation consultant, are used to determine appropriate base salaries.

The Compensation Committee independently assesses the CEO’s performance utilizing an approach similar to that used to evaluate our other NEOs (i.e., overall Company performance, accomplishment of strategic objectives, development of subordinates and other relevant measures of performance, as well as market data). Based upon its assessment, the Committee makes a recommendation to the independent directors of the Board regarding any adjustments to the CEO’s base salary. The Executive Chairman’s salary was fixed by the terms of his executive employment agreement in July 2011 and was not reevaluated.

Base salaries for fiscal 2013 were determined in accordance with the process described above. For fiscal 2013, there was no increase to base salary from fiscal 2012 levels for Messrs. Paul, Karmanos and Angileri or for Ms. Fournier.  Mr. Follis received a two percent increase to his base salary for fiscal 2013.

Executive Incentive Program

Annual and long-term incentive opportunities are generally provided under the Executive Incentive Program, or “EIP.” The Compensation Committee, in consultation with the CEO, annually approves performance criteria and goals for measuring corporate performance for use under the EIP.

The EIP is structured to: (1) base a significant portion of compensation on the attainment of Company performance targets; (2) align the financial interests of the participants with that of the Company and the shareholders; and (3) encourage the NEOs and other key employees to work together as a team to achieve specific annual financial goals. The NEOs and other key executives work closely together and with the CEO to formulate the Company’s growth strategy and oversee the implementation of that strategy.

Earning Opportunity Under EIP In Fiscal 2013

Based on an analysis of pay levels at our peer group companies and other benchmark data, and with the recommendation of Towers Watson, the Compensation Committee determined that the long-term incentive targets (as a percentage of salary) for some of our executive officers should be adjusted upward. The following table compares the annual and long-term incentive targets for fiscal 2012 and the adjusted targets for fiscal 2013:

Position	FY13 Incentive Multiples (% of salary)		FY12 Incentive Multiples (% of salary)
	Annual	Long-Term	Annual	Long-Term
Executive Chairman	100%	200%	100%	175%
CEO	100%	200%	100%	175%
COO	100%	200%	100%	175%
CFO	100%	175%	100%	140%
GC & Secretary	100%	150%	100%	100%

For fiscal 2013, the executive team shared a common set of performance goals, comprised of earnings per share (“EPS”) and revenue (“Revenue”), and EIP percentages, which we refer to as their “Annual EIP Target” and “Long-Term EIP Target.” Compared to other employees, our NEOs have the highest percentage of their total cash compensation tied to achieving the EIP performance targets due to their higher level of responsibility, consistent with our overall philosophy of basing pay on performance.

To ensure that we remain competitive with our peers in the market for executive talent, the Compensation Committee determined for fiscal 2013 that a combination of cash and equity should be awarded as the long-term component of compensation. Specifically, the long-term EIP component is divided in thirds, with one third payable in cash as Long-Term Performance Cash, one third granted in stock options and one third granted in RSUs.

To illustrate the annual and long-term incentive mix, the following table provides hypothetical examples of the fiscal 2013 EIP components at the various tiered targets for an NEO with an annual salary of $500,000 and performance levels attained at target:

	Annual Incentive Award				Long-Term Incentive Awards
Annual EIP Target	50% EPS	50% Revenue	Long-Term EIP Target	Long-Term EIP Total Value	33.3% Cash	33.3% Stock Option (1)	33.3% RSU (2)
100%	$250,000	$250,000	200%	$1,000,000	$333,334	$333,333	$333,333
100%	$250,000	$250,000	175%	$875,000	$291,666	$291,667	$291,667
100%	$250,000	$250,000	150%	$750,000	$250,000	$250,000	$250,000

(1)	The number of shares awarded as stock options will be determined by applying a Black-Scholes option pricing model calculation to the target dollar value.
(2)
The number of share units awarded as RSUs will be determined by dividing the target dollar value by the fair market value (closing price on the date preceding the award date) of the Company’s common stock.

Performance Measures

The Compensation Committee approved performance under the fiscal 2013 EIP to be measured according to Revenue and EPS, defined as follows:

•
Revenue – defined as the sum of revenue from software license, maintenance, subscription, professional services and application services arrangements recognized during the fiscal year in conformity with U.S. GAAP.

•
EPS – defined as net income, before the impact of unusual items (such as gain on divestiture of product lines; restructuring and related costs; and impairment of intangible assets), divided by the weighted average diluted shares outstanding for the year.

We chose these performance measures because we believe that our share price will increase if we grow our sales (Revenue) profitably (EPS). In addition, these performance measures are reported in our financial statements and thus our shareholders can readily assess our performance.

For fiscal 2013, there were three performance levels of attainment established for each of the EPS and Revenue components (see chart below), with cash award amounts prorated between each performance level based on actual results. If the Company met 100% of its EPS target and 100% of its Revenue target, the NEO would receive an Annual Incentive Award equal to 100% of his or her base salary, half for meeting the EPS target and half for meeting the Revenue target. If performance were below the threshold level for either component, no cash award would be earned with respect to that component. If performance exceeded the maximum level, the cash award would be capped at the maximum payout level.

	EPS Performance		Revenue Performance
	Performance Levels ($)	% of NEO Award	Performance Levels ($)	% of NEO Award
Threshold	.44	50%	1,026,000,000	50%
Target	.53	100%	1,090,000,000	100%
Maximum	.56	200%	1,133,000,000	200%

The EPS and Revenue performance levels were formulated by executive management using the fiscal year business plan for the Company as a baseline. The fiscal year business plan was reviewed and approved by the Board. Once the fiscal year business plan was approved, the performance levels applicable to the EIP were then reviewed and approved by the Compensation Committee.

Historical EIP Attainment Levels

Under the EIP, annual cash incentives are paid only if the Company’s performance meets or exceeds the minimum threshold levels of the performance targets established at the beginning of the fiscal year. Typically, the performance targets in the EIP have been aggressive, so that on a historical basis NEOs have infrequently earned cash awards at the targeted 100% level, as illustrated by the following table:

	2013	2012	2011	2010
Percent of EPS target achieved	0%	95%	94%	96%
Percent of EPS award earned	0%	80%	70%	80%
Percent of Revenue(1) target achieved	0%	103%	94%	104%
Percent of Revenue(1) award earned	0%	133%	63%	119%

(1) In fiscal years 2010 and 2011, the second performance target was based on Total Sales Commitments – defined as the sum of software license, maintenance, subscription and professional services (including application services) arrangements closed during the fiscal year. Software license, maintenance, subscription and professional services arrangements closed during the year are calculated by taking U.S. GAAP software license fees, maintenance and subscription fees and professional services fees and adding or subtracting (as appropriate) the change in the balance of deferred license, deferred maintenance, deferred subscription and deferred professional services revenue during the fiscal year excluding the impact from foreign currency translation.

Cash Incentive Awards under the EIP

If we meet or exceed the minimum thresholds, the cash incentive referred to as the “Annual Incentive Award,” is paid shortly after the fiscal year-end results of operations are final. In addition, an amount based on a targeted one-third of the long-term incentive compensation, referred to as the “Long-Term Performance Cash,” is earned but payment is deferred and paid only if the NEO remains employed by the Company for two years after the Annual Incentive Award is earned. This deferral is intended to enhance retention of skilled executives in an extremely competitive environment for experienced, executive talent.

An NEO whose employment terminates due to disability or death prior to the end of the fiscal year is entitled to a prorated payment of the Annual Incentive Award, based on the number of full months of employment during the fiscal year, if the applicable performance goal(s) are otherwise satisfied for the fiscal year. Any such prorated Annual Incentive Award would be paid to the NEO or to the NEO’s designated beneficiary or legal representative at the same time as all other Annual Incentive Awards payments. Unless the Compensation Committee determines otherwise, an Annual Incentive Award is forfeited if the NEO’s employment terminates for any reason other than disability or death before the payment date.

The Long-Term Performance Cash is forfeited if the NEO’s employment is terminated voluntarily or involuntarily after the two-year period referenced above but before payment of the cash award is made, unless the Compensation Committee determines otherwise or the termination is caused by death or disability.

In fiscal 2013, the Company’s performance did not meet the minimum thresholds for EPS and for Revenue. As such, the Annual Incentive Award and Long-Term Performance Cash were neither earned nor paid under the EIP for fiscal 2013.

Although the Compensation Committee has the authority under the LTIP to grant discretionary bonuses from time to time, there were no discretionary bonuses paid to the NEOs in fiscal 2013.

Equity Awards

To enhance the link between creating shareholder value and long-term incentive compensation, the Compensation Committee may grant equity awards to our NEOs. The Committee believes equity awards are an excellent way to motivate key employees to improve our financial performance and drive stock price growth. The Committee grants equity awards to the NEOs based on each NEO’s contribution to the Company, the desire to promote strategic collaboration across the entire Company, and the need to maintain competitive compensation levels within our industry. Additionally, our approach to vesting is intended to enhance retention of key talent. Equity awards are made as part of the EIP each year and occasionally are also made outside the EIP when the Committee believes circumstances warrant further grants, such as the attainment of key strategic and operational objectives or the hiring or promotion of key executives. EIP related equity grants are made as soon as practical in the new fiscal year after the Board has reviewed and approved our fiscal year financial plan and the Compensation Committee has reviewed and approved proposed salaries, EIP targets and equity awards to NEOs.

Stock options are awarded with an exercise price equal to the closing price of Compuware common stock on the last trading day immediately preceding the date of grant in accordance with the terms of our Long Term Incentive Plan (“LTIP”). Accordingly, stock options are inherently a form of performance-based compensation, as recognized under Internal Revenue Code Section 162(m), because they have value to the recipient only if the market price of the common stock increases after the date of grant. Historically, the stock option grants have generally vested over time provided that the participant remains continuously employed with the Company and have vested immediately upon a change in control of the Company or if the recipient dies or becomes disabled. If the recipient’s employment ceases for any other reason, the recipient’s right to shares of common stock subject to unvested stock options will automatically terminate. Options expire ten years after the date of grant. The stock option awards are intended to align the recipient’s interests with those of our shareholders.

Restricted stock units are granted to retain key talent and to tie the long-term financial interests of executive officers to the interests of shareholders. Each restricted stock unit represents the right to receive one share of our common stock on the vesting date. The units typically vest annually in equal installments over a four-year period provided that the recipient remains continuously employed with the Company during that time. The RSUs also vest upon a change in control of the Company or if the recipient dies or becomes disabled. If the recipient’s employment ceases for any other reason, the recipient’s right to shares of common stock subject to unvested RSUs will automatically terminate. Once vested, the Company will issue one common share for each vested RSU. Holders of these RSUs are entitled to receive additional RSUs with a value equal to dividends declared and paid by the Company, if any, prior to issuance of the related shares upon settlement (“Dividend Equivalent Rights”). Since the units have value in all market conditions, the vesting schedule provides a strong retention mechanism. The value of the underlying shares to be issued upon vesting, however, rises and falls with the market value of our common stock so that RSUs also align the interests of the recipient with our shareholders.

Fiscal 2013 Equity Awards under the EIP

As of September 10, 2012, the Compensation Committee approved the EIP related grants of stock options and RSUs to be made to executives (other than the Executive Chairman and CEO whose awards were approved by the independent directors of the Board) under the LTIP and the EIP for fiscal 2013 based on a formula in the EIP. Under the fiscal 2013 EIP, the total value of the NEO’s Long-Term Incentive Awards was determined by multiplying an NEO’s base salary by the NEO’s Long-Term EIP Target percentage. This amount is then divided by three to yield a Long-Term EIP equity target dollar value (“Equity Value”) for each of the two equity components and the cash component of the Long-Term Incentive Award (also referred to as Long-Term Performance Cash as discussed above). To determine the number of shares awarded as stock options, Equity Value is divided by the Black-Scholes value (((base salary * Long-Term EIP Target) / 3) / Black-Scholes value), with fractional shares being disregarded. These options have an exercise price equal to the fair market value of our stock on the date of grant. To determine the number of shares awarded as RSUs, the Equity Value was divided by the fair market value of our common stock as of the award date (((base salary * Long-Term EIP Target) / 3) / fair market value), with fractional shares being disregarded.

The Compensation Committee also approved a modification to the stock options that changes the vesting of the options from a time-based format to require attainment of long-term performance goals. The vesting of these stock options is subject to the Company achieving specified performance targets for Revenue and Operating Income in fiscal 2014 and 2015. Operating Income is defined as the income from operations as determined in accordance with U.S. GAAP, adjusted for certain items including, but not limited to, restructuring expenses and impairment of goodwill. Attainment of the performance targets will determine the number of shares subject to the stock option that a NEO would earn.  For fiscal year 2014, up to 50% of the total shares subject to the stock option grant may be earned, split equally between the Revenue and Operating Income measurement categories. For fiscal year 2015, up to 25% of the total shares subject to the stock option grant may be earned, split equally between the Revenue and Operating Income measurement categories. In each fiscal year, the number of shares that can be earned will be prorated between the threshold and the target levels of attainment for each measurement category. The remaining 25% of the stock option grant will be earned only upon 100% attainment of the fiscal 2015 target goal for each measurement category and will not be prorated. The Revenue and Operating Income targets applicable to the stock options were very aggressive, providing for compound annual growth rates from fiscal 2012 of 9% to 11% in Revenue and 40% to 48% in Operating Income, which we believe are unlikely to be attained.

Following the close of fiscal years 2014 and 2015, a determination by the Compensation Committee regarding attainment of the performance targets in each measurement category will be based on the Company’s actual financial results. No additional shares will be earned if the target performance levels are exceeded. Shares that are not earned in the applicable fiscal year are forfeited and will be cancelled. The earned portion of a stock option will vest on the earlier of May 31, 2015, the death or disability of the NEO, or a change in control of the Company, but only if employment ends involuntarily other than for cause within twelve months following the change in control.  If the NEO’s employment ceases for any other reason, the NEO’s right to shares of common stock subject to the unvested stock options will automatically terminate. The stock options expire on the tenth anniversary of the date of grant.

RSU grants are time vested as described above, but vesting upon a change in control will occur only if employment ends involuntarily other than for cause within twelve months following the change in control.

The formulas described above were chosen because they produce a number of option shares and restricted stock units that the Compensation Committee believes bear an appropriate relationship to the amount of cash incentive compensation and total compensation, enhance retention of key talent, and align with shareholder interests. The following table identifies the stock options and RSUs granted to NEOs on September 10, 2012 under the fiscal 2013 EIP.

Name	July 1, 2012 Base Salary	Long- Term EIP Target	Equity Value ((Base Salary * Long-Term EIP Target / 3)	FY13 EIP Equity Award Type	FY13 EIP Shares Awarded (#)	Year 1 Vest (#)	Year 2 Vest (#)	Year 3 Vest (#)	Year 4 Vest (#)
Robert C. Paul	$700,000	200%	$466,667 $466,667	Stock Option RSU	112,044 46,022	0 11,506	0 11,506	112,044 11,505	0 11,505
Laura L. Fournier	$550,000	175%	$320,833 $320,833	Stock Option RSU	77,030 31,640	0 7,910	0 7,910	77,030 7,910	0 7,910
Peter Karmanos, Jr.	$1,200,000	200%	$800,000 $800,000	Stock Option RSU	192,076 78,895	0 19,724	0 19,724	192,076 19,724	0 19,723
Joseph R. Angileri	$600,000	200%	$400,000 $400,000	Stock Option RSU	96,038 39,447	0 9,862	0 9,862	96,038 9,862	0 9,861
Daniel S. Follis, Jr.	$382,500	150%	$191,250 $191,250	Stock Option RSU	45,918 18,860	0 4,715	0 4,715	45,918 4,715	0 4,715

Fiscal 2013 Summary of EIP Awards

The following table summarizes the total actual cash incentives earned by and the equity incentives granted to the NEOs under the EIP for fiscal 2013.

	Annual Incentive Award		Long-Term Incentive Awards
Name	50% EPS (prorated)	50% Revenue (prorated)	33.3% Cash (prorated)	33.3% Stock Option (#)	33.3% RSU (#)
Robert C. Paul	$0	$0	$0	112,044	46,022
Laura L. Fournier	$0	$0	$0	77,030	31,640
Peter Karmanos, Jr.	$0	$0	$0	192,076	78,895
Joseph R. Angileri	$0	$0	$0	96,038	39,447
Daniel S. Follis, Jr.	$0	$0	$0	45,918	18,860

Total Realized Compensation in Fiscal 2013

We believe it is helpful for our shareholders to understand what our top executives were actually paid in a given year. The table below reports the total compensation actually received (“Total Realized Compensation”) by each NEO during fiscal 2013. The amounts reported below differ substantially from the amounts reported in the Total column in the Summary Compensation Table in light of the SEC requirements for that table and should not be viewed as a substitute for those Total amounts. Total Realized Compensation includes salary, discretionary bonus payments, the value realized before taxes in fiscal 2013 from the vesting of RSUs and the exercise of stock options (as also reflected in the Option Exercises and Stock Vested table), the cash incentives paid in fiscal 2013 that were earned under the EIP in prior fiscal years (fiscal 2010 Long-Term Performance Cash and 2012 Annual Incentive Award) and all other compensation (from the Summary Compensation Table). Total Realized Compensation excludes the grant date fair value of unvested fiscal 2013 Stock Awards and Option Awards.

Name	Salary	Stock (RSUs Vested)	Options (Exercised)	FY10 EIP Long-Term Cash (paid in FY13)	FY12 EIP Annual Award (paid in FY13)	Other	Total Realized Compensation
Robert C. Paul	$700,000	$529,664	$0	$602,250	$745,500	$26,849	$2,604,263
Laura L. Fournier	$550,000	$407,010	$205,489	$492,750	$585,750	$5,272	$2,246,271
Peter Karmanos, Jr.	$1,200,000	$1,055,973	$786,075	$1,314,000	$1,278,000	$58,787	$5,692,835
Joseph R. Angileri	$600,000	$1,062,170	$0	$0	$639,000	$26,774	$2,327,944
Daniel S. Follis, Jr.	$381,250	$106,589	$0	$123,188	$399,375	$8,121	$1,018,523

Stock Ownership Guidelines

As a public company, Compuware believes that the interests of its executive leadership team must be aligned with the long-term interests of our shareholders. The most direct way to establish and maintain this alignment is to ensure that such executives have a continuing equity stake in the Company. In support of this objective, the Compensation Committee adopted formal stock ownership guidelines for senior executives of the Company beginning in fiscal 2013. The stock ownership guidelines specify that executives should hold an amount of Company stock having a value approximately equal to a percentage of salary and, if an executive owns less than the target amount of shares, he must hold 50% of after-tax shares that vest in the case of RSUs or 50% of the shares received upon exercise of stock options until the target amount is reached. This holding requirement applies until the executive meets the guideline. Management and the Compensation Committee will review the share ownership guidelines periodically. The table below illustrates the salary percentage goals established for the various executive positions.

Job Name	Target Share Ownership as % of salary for FY13	Target Share Ownership as % of salary for FY14
Executive Chairman	200%	N/A
Chief Executive Officer	200%	200%
President and Chief Operating Officer	150%	N/A
Chief Financial Officer	100%	150%
Other key executives	50%	50%

In addition to directly owned stock, shares held in Company qualified savings plans are included in calculating ownership levels. Unexercised stock options and unvested RSUs do not count toward the ownership goals. All of the NEOs either have met these goals or are on track to meet them within the next two fiscal years.  Throughout fiscal 2013, all NEO’s retained 100% of the after-tax shares released upon vesting of RSUs.

Claw-Back Policy

The Company adopted a claw-back policy in the first quarter of fiscal 2013. One of the objectives of our compensation program is to make a substantial portion of compensation dependent on the Company’s overall financial performance. In the event of a financial restatement arising out of the willful actions, including without limitation fraud or intentional misconduct, or the gross negligence of any participant in the Company’s compensation plans or programs, including without limitation, cash award and stock incentive plans, welfare plans, or deferred compensation plans, it is the Board’s policy that the Compensation Committee shall have the authority to determine the appropriate action to take, which may include requiring relinquishment (claw-back) of previously awarded equity-based incentive compensation and/or repayment of previously paid cash compensation to a participant under such plans and programs.

Fiscal 2014 Equity Awards under the EIP

Effective May 16, 2013, the Compensation Committee approved a modification to a component of the EIP for fiscal year 2014 option grants to NEOs. The modification to the stock option agreement simplifies the vesting of the options to require attainment of a single set of long-term performance goals in the third fiscal year following the date of grant (fiscal year 2016).  Under the revised stock option agreement, shares granted under the fiscal 2014 EIP are subject to the Company achieving specified performance targets for Revenue and Operating Income in fiscal year 2016. Attainment of the performance targets will determine the number of shares subject to the stock option that a NEO would earn. For fiscal year 2016, up to 100% of the total shares subject to the stock option grant may be earned, split equally between the Revenue and Operating Income measurement categories. The number of shares that can be earned will be prorated between the threshold and the target levels of attainment for each measurement category. The Revenue and Operating Income targets applicable to the 2014 stock options were somewhat aggressive, providing for compound annual growth rates from fiscal 2013 of 7% to 8% in Revenue and 27% to 30% in Operating Income.

As was the case under the prior version of the performance based stock option agreement, the Compensation Committee will determine the extent to which the targets were attained based on the Company’s actual fiscal 2016 financial results. No additional shares will be earned if the target performance levels are exceeded. Shares that are not earned are forfeited and will be cancelled. The earned portion of a stock option will vest on May 31, 2016.  Prior to May 31, 2016, vesting of the entire stock option will be accelerated on the earlier of the death or disability of the participant, or a change in control of the Company.  The fiscal 2013 agreement provided that only the earned portion of the stock option would accelerate prior to vesting.  If the NEO’s employment ceases for any other reason, the NEO’s right to shares of common stock subject to the unvested stock options will automatically terminate. The stock options expire on the tenth anniversary of the date of grant.

The Compensation Committee approved grants of stock options and RSUs to NEOs as of May 16, 2013 under the LTIP and the EIP for fiscal 2014 based on the formula set forth above.  The RSUs have the same terms as grants made in fiscal 2013.  The options have an exercise price equal to the fair market value on the date of grant and have vesting and termination provisions described above.  Grants to the CEO were approved by the independent members of the Board of Directors on May 16, 2013. The table below identifies the grants made on May 16, 2013 to the NEOs who continued to serve as such on that date.

Name and Position	Stock Options	RSUs
Robert C. Paul, Chief Executive Officer	167,264	41,298
Joseph R. Angileri, President and Chief Operating Officer	143,369	35,398
Laura L. Fournier, Executive Vice President and Chief Financial Officer	114,994	28,392
Daniel S. Follis, Jr., Secretary, Senior Vice President and General Counsel	68,548	16,925

Executive Employment Agreement

In connection with the change in Mr. Karmanos’ position from Chairman and CEO to Executive Chairman, the Compensation Committee and the Board determined that the Company should enter into the Executive Employment Agreement dated July 1, 2011 (“Executive Agreement”) with Mr. Karmanos. The Executive Agreement was effective July 1, 2011 and terminated on March 31, 2013, after which Mr. Karmanos’ post-retirement consulting agreement arrangement described below became effective. As Executive Chairman, Mr. Karmanos continued to be actively involved in our day-to-day operations. The Compensation Committee and the Board believe the Executive Agreement was appropriate and in the Company’s best interests for a number of reasons including:  the need to continue Mr. Karmanos’ role in providing strategic advice, mentoring and direction with respect to our business operations and ensuring that our executive succession plan is executed effectively during the transition to the new leadership team; the need to continue to have access to his nearly 40 years of experience with the Company, our major customers, and the technology industry; and the need to provide a specific termination date of March 31, 2013 for his employment as Executive Chairman and completion of the leadership transition process.

During the term of the Executive Agreement, Mr. Karmanos was entitled to: (i) a base salary at an annual rate of $1.2 million, which had been his base salary since fiscal 2009; and (ii) participate in the Company's EIP with specified annual and long-term incentive targets. In addition, his existing stock options and RSUs continued to vest in accordance with their terms. During the term of the Executive Agreement, Mr. Karmanos participated in the Company's health and other insurance benefit plans and had an office, administrative support, use of an automobile and reimbursement for all business-related expenses.

The Executive Agreement also obligated Mr. Karmanos to abide by standard confidentiality, non-disparagement and cooperation terms, as well as a covenant not to compete and not to solicit employees or customers for a period of one year after the termination of his employment. The Company is obligated to maintain directors and officers liability insurance through March 31, 2019 on terms no less favorable than in effect on July 1, 2011. The Executive Agreement could have been terminated by the Company at any time with 30 days’ notice and by Mr. Karmanos at any time. Payments, if any, upon termination of employment prior to the expiration of the term are defined in the Executive Agreement and are described below under “Potential Payments Upon Termination or Change in Control – Executive Employment Agreement.”

Employee Benefits and Other Perquisites

Benefit Programs

The Company provides customary benefits such as medical, dental and life insurance and disability coverage to each NEO and all other eligible employees. The Company also provides vacation and other paid holidays to all employees, including the NEOs, which are comparable to those provided at similar companies.

Qualified Plans

Since 1986, the Company has maintained a qualified defined contribution plan known as the Employee Stock Ownership Plan, or “ESOP”, and 401(k) Salary Reduction Arrangement, or “401(k)”. All U.S. employees are eligible to participate immediately upon hire in the 401(k). The NEOs are eligible to contribute a portion of their salaries to the 401(k). Historically, the Company has not provided any 401(k) match but on April 1, 2012, the Company began matching one-third of the first 6% of salary contributed by each participant to the 401(k), including NEO participants.

The Company occasionally makes discretionary contributions of Company stock to the ESOP. While the Company no longer contributes shares of Company stock to the accounts of the executive officers, the NEOs continue to hold shares in their ESOP accounts and from time to time receive a pro rata allocation of the value of partial shares and interest earnings accumulated by the plan administrator in the form of common shares. There was no such allocation made in fiscal 2013.

NEOs and other employees are also permitted to participate in the Employee Stock Purchase Plan (“ESPP”) under which employees can elect to have up to 10% of their eligible compensation withheld to purchase Company stock at the close of the offering period selected from time to time by the Board. The value of the stock purchased in any calendar year cannot exceed $25,000 per employee. The purchase price is 95% of the fair market value on the last day of each offering period. The fair market value is determined as the closing market price on the market date immediately preceding the last day of the offering period.

Use of Automobiles

Under a Motorsports Sponsorship Agreement between the Company and General Motors Corporation (the “GM Marketing Agreement”), GM provides the Company with the option to use nine automobiles. Some of the NEOs have been granted the use of automobiles under the GM Marketing Agreement for which the participating NEO pays the maintenance costs incurred and the Company pays the insurance costs. For each NEO using one of these automobiles, an equivalent “lease value” is reported as IRS Form W-2 imputed income. The incremental cost to the Company is the employment tax assessed on the imputed income plus the insurance cost. Additionally, the Company pays both the insurance and maintenance costs for the vehicles used by Mr. Karmanos.

Other Perquisites

The NEOs are provided a limited number of perquisites in addition to benefits provided to our other employees. The purpose of these perquisites is to facilitate their access to work functions and personnel and encourage interactions among NEOs and others within professional, business and local communities. NEOs are provided perquisites such as tickets to sporting and special events and travel expenses for spouses to certain Company conferences. These perquisites are further discussed in footnote 5 to the Summary Compensation Table.

The Company leased a 25% share of a jet owned by an unrelated third party for business purposes at a flat monthly management fee. On occasion, the Company allowed NEOs to use the jet for personal purposes. For each flight, the Company was charged a flat rate for each flight hour, catering fees for food and beverage, a variable fuel charge and local transportation (collectively, “Flight Expense”). When an NEO used the jet for personal travel or personal business, the NEO was required to reimburse the Company for the Flight Expense charged to the Company. Therefore, there was no incremental cost to the Company for personal use of the jet.

Relationship of Executive Compensation to Risk
In connection with fulfilling its responsibilities, the Compensation Committee considers whether the design of the Company’s executive compensation program encourages executives to engage in excessive risk-taking. The Committee reviews the overall program design, as well as the balance between short-term and long-term compensation, the metrics used to measure performance and the award opportunity under the Company’s executive incentive program, and the implementation of other administrative features designed to mitigate risk such as vesting requirements, stock ownership guidelines, capped incentive compensation and a claw-back policy as described above. Based on its review, the Committee believes that the Company’s executive compensation program is aligned to the interests of shareholders, appropriately rewards pay for performance, and does not promote unnecessary and excessive risk.

Deductibility of Executive Compensation
Internal Revenue Code Section 162(m) (“Section 162(m)”) restricts the deductibility of executive compensation paid to the Company's CEO and certain other NEOs to not more than $1 million in annual compensation (including gains from vesting RSUs and the exercise of certain stock option grants). Certain performance-based compensation is exempt from this limitation if it complies with the various conditions described in Section 162(m). The LTIP and some of the Company's other option plans contain a shareholder-approved restriction on the number of options that may be granted which is intended to cause compensation realized in connection with the exercise of options granted under these plans to be exempt from the restriction on deductibility. In addition, the LTIP contains provisions that permit us to pay other performance-based compensation that would be exempt from restrictions on deductibility under Section 162(m) if properly structured. Some components of our compensation program result in payments that are subject to these restrictions on deductibility. However, the Compensation Committee has concluded that the effect on the Company’s results of operations from the limit on deductibility is not material and that it is appropriate to exceed the restrictions on deductibility under Section 162(m) to ensure that executive officers are compensated in a manner that it believes to be consistent with the best interests of the Company and its shareholders. The Committee may continue to approve non-deductible compensation in appropriate circumstances.

Termination of Employment

Employment or Severance Arrangements

As described above, Mr. Karmanos was employed as Executive Chairman through March 31, 2013 pursuant to the Executive Agreement. Payments, if any, upon termination of his employment prior to the expiration of the term of the Executive Agreement are described below under “Potential Payments Upon Termination or Change in Control – Executive Employment Agreement.”  With the exception of Mr. Karmanos’ Executive Agreement and the severance agreements described below, we have not entered into any employment agreements with any of our NEOs.

We have from time to time entered into severance arrangements with executives leaving the Company. Historically, we have not had a formal policy of providing salary and/or benefits continuation associated with either a change in control or termination of employment, with the exception of the provisions in our outstanding stock option grants, RSU and PSU awards that accelerate vesting upon death, disability or a change in control and the provisions of our EIP (which is subject to the LTIP) that provide prorated payment of Annual Incentive Awards and accelerated payment of earned Long-Term Performance Cash upon death or disability. Instead, such arrangements are made and structured based on circumstances prevailing at the time. We do not provide any tax gross-ups if the value of accelerated stock options, RSUs or PSUs exceeds the limits in the Code relating to “golden parachute” payments.

The Board determined that fostering the continued employment of key management personnel was in the best interest of shareholders and that appropriate steps should be taken to reinforce and encourage the attention and dedication to the assigned duties of executives in the face of distractions arising from the potential of a change of control, as is the case with many publicly held corporations.  For these reasons, on February 8, 2013 the Compensation Committee authorized the Company to enter into change of control severance agreements with certain executives, including Messrs. Paul, Angileri, Follis and Ms. Fournier (“Executives”).  The independent directors of the Board subsequently authorized entering into such severance agreement with CEO, Robert C. Paul.  Severance Agreements were executed by the Executives on March 15, 2013.

Under the material terms of these agreements, if an Executive’s employment is terminated other than for cause within twenty-four (24) months following a change in control of Compuware, the Executive would be entitled to receive a lump sum severance payment in cash equal to a multiple of the sum of (i) base salary and (ii) target annual bonus under any applicable annual bonus or incentive plan.  In addition, the Executive would be entitled to receive, for a specified period immediately following the date of termination for the Executive and any dependents, health, life, disability and accident insurance benefits at no greater after-tax cost than the after-tax cost to the Executive immediately prior to termination.  See the “Potential Payments Upon Termination or Change in Control – Severance Agreements” for the table that illustrates the variable terms of the Severance Agreements executed by the Executives.

On June 14, 2013, the Company entered into a separation agreement with Ms. Fournier in connection with her retirement, the terms of which are described below.  The June 14, 2013 agreement superseded and replaced the change in control severance agreement with Ms. Fournier dated March 15, 2013, and was provided to her in recognition of her twenty-three years of service to the Company.  In addition, the agreement provides that the non-compete and non-solicitation restrictions applicable to Ms. Fournier shall continue for one year following her separation, and further provides that Ms. Fournier releases all claims she may have against the Company.  Under her separation agreement, Ms. Fournier is entitled to receive: (i) her net salary, as in effect at the time of her departure, in bi-weekly installments through December 15, 2014; (ii) reimbursement of COBRA continuation coverage premium payments through December 31, 2014; and (iii) $273,350 for her deferred bonus under the Company’s FY12 Executive Incentive Agreement.  In addition, all of Ms. Fournier’s vested and unvested stock options, restricted stock units and performance units granted on or before May 15, 2013 will continue to vest and/or be exercisable through the expiration date set forth in the applicable grant agreements as if she remained employed by the Company.

Karmanos Post-Retirement Consulting Agreement

In connection with the planned retirement of Peter Karmanos, Jr. from the Board, the Company entered into a post-retirement consulting agreement with him, which superseded and replaced the post-retirement consulting agreement dated March 1, 2007. Following discussions with Mr. Karmanos, the revised agreement was reviewed and approved by the Compensation Committee and subsequently approved by the full Board as of October 25, 2012. The purposes of the revised agreement are to provide for a smooth transition of executive leadership, to allow the Company and the newly appointed Chairman of the Board to continue to take advantage of Mr. Karmanos’ special knowledge of the industry, the Company and our customers for a six-year period of time after his Executive Employment Agreement expires and he is no longer actively involved in our day-to-day operations, and to provide Mr. Karmanos with enhanced remuneration as compared to the 2007 agreement that the parties believe is more indicative of the current and future value of his services to the Company. The revised agreement with Mr. Karmanos is described below under “Potential Payments Upon Termination or Change in Control - Post-Retirement Consulting Agreement.”  Mr. Karmanos remained a full-time employee as the Executive Chairman of the Board of the Company subject to the Executive Employment Agreement referenced above until March 31, 2013, following which his revised post-retirement consulting agreement became effective.

Compensation Committee Report

The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

In accordance with its written charter adopted by the Board of Directors, the Compensation Committee determines and implements compensation and benefit programs for executive officers and other employees of the Company.

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” (“CD&A”) section of this Form 10-K, as amended, for the fiscal year ended March 31, 2013. Based on such review and discussion, the Compensation Committee recommended to the Board that the CD&A be included in this Form 10-K, as amended.

By the Compensation Committee,
William O. Grabe
Dennis W. Archer
David G. Fubini
Ralph J. Szygenda

Summary Compensation Table

The following table sets forth information concerning the compensation of (1) our Chief Executive Officer, (2) our Chief Financial Officer, and (3) each of our three other most highly compensated executive officers for services rendered in fiscal 2013 who were serving as executive officers on March 31, 2013.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($) (5)
Robert C. Paul Chief Executive Officer	2013 2012 2011	700,000 691,667 650,000	466,663 408,329 649,994	0 9,562,491 0	0 1,180,375 1,296,750	26,849 13,740 8,740	1,193,512 11,856,602 2,605,484
Laura L. Fournier Chief Financial Officer	2013 2012 2011	550,000 541,667 500,000	320,830 256,659 499,996	0 256,639 0	0 859,100 997,500	5,272 2,004 2,806	876,102 1,916,069 2,000,302
Peter Karmanos, Jr. Executive Chairman	2013 2012 2011	1,200,000 1,200,000 1,200,000	799,995 699,997 1,199,993	0 699,930 0	0 2,023,500 2,394,000	58,787 22,457 15,548	2,058,782 4,645,884 4,809,541
Joseph R. Angileri President & Chief Operating Officer	2013 2012	600,000 470,455	399,993 2,849,991	0 12,047,263	0 1,011,750	26,774 1,870	1,026,767 16,381,329
Daniel S. Follis, Jr. Senior Vice President, General Counsel & Secretary	2013	381,250	191,240	0	0	8,121	580,611

(1)
Represents the award date fair value associated with RSUs awarded in the respective fiscal years, calculated in accordance with ASC No. 718-10 “Share Based Payment,” excluding any forfeiture adjustments. The assumptions we used to calculate these amounts are discussed in Note 1 to our audited consolidated financial statements included in this Annual Report.

The amount for Mr. Angileri in fiscal 2012 includes the award date fair value of the special one-time RSU award in connection with his hiring.

(2)
Represents the grant date fair value associated with stock options awarded in the respective fiscal years, calculated in accordance with ASC No. 718-10 “Share Based Payment,” excluding any forfeiture adjustments. These amounts do not necessarily represent the amount of the benefit, if any, that the option holder may realize from the exercise of options. The assumptions we used to calculate these amounts are discussed in Note 1 to our audited consolidated financial statements included in this Annual Report. The amounts for the 2013 performance-vested options represent the value based upon the probable outcome of the performance conditions, consistent with the amount used in our financial statements, excluding estimated forfeitures.  The table below shows the value of the awards if the highest level of performance conditions is achieved.

Name	Year	Option Award ($)
Robert C. Paul	2013	467,223
Laura L. Fournier	2013	321,215
Peter Karmanos, Jr.	2013	800,957
Joseph R. Angileri	2013	400,478
Daniel S. Follis, Jr.	2013	191,478

The amounts for Mr. Paul and Mr. Angileri in fiscal 2012 include the grant date fair value of options to purchase Compuware stock under special one-time grants in connection with the implementation of Compuware’s succession plan.

(3)
The table below shows the component amounts of non-equity incentive payments made to the NEOs under the EIP in fiscal 2013, 2012 and 2011. The fiscal 2012 Annual Incentive Award was paid in May 2012 and payment of the fiscal 2012 Long-Term Performance Cash, was deferred until April 2014. The fiscal 2011 Annual Incentive Award was paid in May 2011 and payment of the fiscal 2011 Long-Term Performance Cash was deferred until April 2013.  All deferred Long-Term Performance Cash is paid only if the recipient meets the continuing employment condition described in “Compensation Discussion and Analysis.”

Name	Year	EIP Annual Incentive Award ($)	EIP Long-Term Performance Cash ($)	Total ($)
Robert C. Paul	2013 2012 2011	0 745,500 864,500	0 434,875 432,250	0 1,180,375 1,296,750
Laura L. Fournier	2013 2012 2011	0 585,750 665,000	0 273,350 332,500	0 859,100 997,500
Peter Karmanos, Jr.	2013 2012 2011	0 1,278,000 1,596,000	0 745,500 798,000	0 2,023,500 2,394,000
Joseph R. Angileri	2013 2012	0 639,000	0 372,750	0 1,011,750
Daniel S. Follis, Jr.	2013	0	0	0

(4)
All Other Compensation includes 401(k) matching contributions and amounts for perquisites such as use of automobiles, insurance and maintenance; tickets to sporting and special events; and travel expenses for spouses to certain Company conferences and events. Perquisites have been valued for purposes of these tables on the basis of 100% of the aggregate incremental cost to the Company. The amount shown for Mr. Karmanos for fiscal 2013 includes $37,736 of taxes paid by the Company on imputed income for guests attending the annual sales recognition event.

(5)	See “Total Realized Compensation in Fiscal 2013” in “Compensation Discussion and Analysis” for a report of the compensation actually received by each NEO during the fiscal year.

Grants of Plan-Based Awards

The following table shows both the range of cash awards that could have been earned and the actual equity awards granted to the NEOs during fiscal 2013.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan Awards (#) (2)			All other Stock Awards: Number of Shares of Stock or Units (#) (3)	Exercise or base price of option awards ($/Sh) (4)	Closing Market Price on Grant Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(5)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Robert C. Paul	09/10/12				11,204	112,044	112,044		10.14	10.14	0
	09/10/12							46,022		10.14	466,663
		291,667	1,166,666	2,333,332
Laura L. Fournier	09/10/12				7,703	77,030	77,030		10.14	10.14	0
	09/10/12							31,640		10.14	320,830
		217,708	870,833	1,741,666
Peter Karmanos, Jr.	09/10/12				19,207	192,076	192,076		10.14	10.14	0
	09/10/12							78,895		10.14	799,995
		500,000	2,000,000	4,000,000
Joseph R. Angileri	09/10/12				9,603	96,038	96,038		10.14	10.14	0
	09/10/12							39,447		10.14	399,993
		250,000	1,000,000	2,000,000
Daniel S. Follis, Jr.	09/10/12				4,591	45,918	45,918		10.14	10.14	0
	09/10/12							18,860		10.14	191,240
		143,437	573,750	1,147,500

(1)
Amounts shown in the table represent potential amounts that could have been earned under the EIP for performance in fiscal 2013. There was neither an Annual Incentive Award nor a Long-Term Performance Cash Award earned in fiscal 2013. For more information regarding the corporate goals for fiscal 2013, see “Compensation Discussion and Analysis – Executive Incentive Program.”

(2)
The awards are stock options that are subject to the Company achieving specified performance targets for Revenue and Operating Income as set forth above in “Compensation Discussion and Analysis - How Executive Compensation Is Determined – Equity Awards – Fiscal 2013 Equity Awards under the EIP.” For fiscal year 2014, up to 50% of the option shares may be earned. For fiscal year 2015, up to 25% of the option shares may be earned. In each fiscal year, the number of shares earned will be prorated between the threshold and the target levels of attainment for each measurement category. The remaining 25% of the option shares may be earned only upon 100% attainment of the fiscal 2015 target goal and will not be prorated.  Earned shares, if any, will vest on May 31, 2015.

(3)
The awards are RSUs that vest in equal annual installments over four years as set forth above in “Compensation Discussion and Analysis - How Executive Compensation Is Determined – Equity Awards – Fiscal 2013 Equity Awards under the EIP.”

(4)
All options granted in fiscal 2013 have an exercise price equal to the grant date fair market value, as defined in the LTIP (the closing sale price on the trading date immediately preceding the grant date).

(5)
The assumptions we used to calculate the RSU and option amounts shown are in accordance with ASC No. 718-10 “Share Based Payment” as discussed in Note 1 to our audited consolidated financial statements included in this Annual Report. The fair value for each RSU is calculated based on the grant date fair market value, as defined in the LTIP (the closing sale price on the trading date immediately preceding the grant date). The amounts for the options represent the value based upon the probable outcome of the performance conditions. See Note 2 to the Summary Compensation Table.

Equity-Based Awards

Generally

Grants of Company equity-based awards are made under the Company’s LTIP. A limited number of options to purchase Covisint common stock have also been granted under the Covisint LTIP. The Company currently has reserved an aggregate of 41,500,000 of its common shares to be awarded under the Company’s LTIP, and Covisint has reserved 150,000 of its common shares for issuance under the Covisint LTIP, in each case subject to adjustment for forfeitures, cancellations, expirations and other terminations, and for changes made to the outstanding common shares by reason of any mergers, stock splits or similar transactions. The Company’s LTIP is administered by its Compensation Committee and the Covisint LTIP is administered by its board of directors (though compensation paid to individuals who are executive officers of the Company is also subject to oversight by the Company’s Compensation Committee). The administrator of each plan may grant stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units, performance-based cash or stock awards and cash incentive awards under the respective plan. The terms of each award are set forth in a written agreement with the recipient. All employees and directors of the Company and its subsidiaries who are selected by the Compensation Committee in its sole discretion from time to time are eligible to participate in the Company’s LTIP. Similarly, all employees and directors of Covisint, any of its subsidiaries or the Company who are selected by its board from time to time are eligible to participate in the Covisint LTIP. The following describes the Company’s LTIP and Covisint LTIP.

Options and stock appreciation rights may not be exercised after the tenth anniversary of the grant date. The exercise price of any option or stock appreciation right must not be less than the fair market value of our common shares on the grant date. Payment upon exercise of an option may be made in cash or pursuant to various cashless methods. Upon exercise of a stock appreciation right, the participant will have the right to receive the excess of the aggregate fair market value of the shares on the exercise date over the aggregate exercise price. Payments may be made to the holder in cash or common shares as specified in the grant agreement. Option and stock appreciation right awards may not include rights to dividend equivalents or reload option grants. Incentive stock options are subject to certain additional limitations.

Awards of restricted stock and restricted stock units are subject to restrictions on transferability and alienation and other restrictions as the relevant administrator may impose. Subject to applicable restrictions on transfer, recipients of restricted shares that are issued and outstanding have the same rights as other shareholders, including all voting and dividend rights, prior to vesting. Recipients of restricted stock units may receive dividend equivalent rights at the relevant administrator’s discretion. Restricted stock units may be payable in common shares or cash as of the vesting date.

Performance awards consist of the right to receive cash or common shares. The written agreement for each grant will specify the performance goal or goals, the period over which the goals are to be attained, the payment schedule if the goals are attained and other terms as the relevant administrator determines. A participant will be entitled to vote any shares that are issued and outstanding prior to satisfaction of the performance goals, and any dividends received will be reinvested in additional performance shares subject to the related performance goals.

Incentive awards may be based on the attainment of performance levels of the Company or Covisint, as the case may be, as established by the relevant administrator. Incentive awards will be paid in cash and will equal a percentage of the participant’s base salary for the fiscal year, a fixed dollar amount or some other formula determined by the relevant administrator.

The relevant administrator may designate that any award in the form of restricted stock, restricted stock units, performance shares, performance stock units or incentive awards be granted pursuant to Section 162(m) of the Code. As a result, such grants will be subject to certain additional requirements intended to satisfy the exemption for performance-based compensation under Section 162(m). The plans also contain limitations on the amount of grants if intended to comply with the performance-based compensation exemption under Section 162(m).

The plans permit the relevant administrator to determine in the grant agreement the consequences of termination of employment or services, and contain provisions in the event the grant agreement is silent. Awards are not transferable other than by will or the laws of descent and distribution or the consent of the relevant administrator, and stock options and stock appreciation rights may only be exercised by the participant during his or her lifetime.

No new awards may be granted under the Company’s LTIP after May 18, 2021, or under the Covisint LTIP after August 24, 2019. The relevant administrator may terminate the plan or the granting of any awards under the plan at any time. In addition, the relevant administrator may amend the plan and the terms of outstanding awards, but the approval of shareholders or, in the case of outstanding awards, recipients, is required for certain amendments.

Awards under the plans are generally subject to special provisions upon the occurrence of a change in control transaction of the kind described in the plans. The relevant administrator may provide that upon a change in control transaction, outstanding options and stock appreciation rights become fully exercisable; any restricted stock and RSUs become vested and transferable; any performance goals are deemed satisfied and any restrictions on any performance award immediately lapse and the awards become immediately payable; or awards may be treated in any other way as determined by the relevant administrator. The relevant administrator may also determine that upon a change in control, any outstanding option or stock appreciation right be cancelled in exchange for payment in cash, stock or other property for each vested share in an amount equal to the excess of the fair market value of the consideration to be paid in the change in control transaction over the exercise price. For awards granted on or after April 1, 2012, the standard forms of award agreements were modified so that accelerated vesting upon a change in control would occur only if the participant’s employment terminates within 12 months following the change in control, other than a termination by the Company for cause or by the participant without good reason as defined in the agreement.

Fiscal 2010 Covisint-related Performance Awards

In December 2009, the Compensation Committee approved discretionary grants of Compuware PSUs to Mr. Karmanos (281,690 PSUs) and Ms. Fournier (140,845 PSUs). The PSUs will vest if the recipient continues to be employed by the Company and upon the earlier to occur of one of the following conditions being met: (1) the Company’s Covisint subsidiary attaining total organic revenue on a U.S. GAAP basis exceeding $150 million for any four consecutive completed calendar quarters prior to August 26, 2015 (the “Covisint Revenue Condition”); or (2) upon the closing date of an initial public offering of Covisint common stock on or prior to August 26, 2015 (the “IPO Condition”).

These PSUs also vest upon the recipient’s death, disability or a change in control of the Company or Covisint. If the PSUs become vested, each PSU would be settled for one share of the Company’s common stock. The units may not be settled in cash. Although the documentation relating to the grants contemplates grants of 281,690 and 140,845 PSUs for Mr. Karmanos and Ms. Fournier, respectively, vesting on the occurrence of the Covisint Revenue Condition and a separate grant of 281,690 and 140,845 PSUs for Mr. Karmanos and Ms. Fournier, respectively, vesting on the occurrence of the IPO Condition, the grant agreements provide that the Committee reserves the right to reduce or eliminate the recipient’s right to shares of common stock subject to the PSUs at any time on or before vesting. The Committee will cancel one such grant if the other becomes vested so that the number of shares issued upon vesting of the PSUs does not exceed 281,690 and 140,845 shares for Mr. Karmanos and Ms. Fournier, respectively. If not previously vested, the PSUs will also be cancelled on the earlier of (i) the recipient ceasing to be employed by the Company; or (ii) August 26, 2015; provided, that the Committee may cause the units not to terminate in the event the recipient ceases to be employed by the Company due to death or disability. Prior to vesting, the PSUs have Dividend Equivalent Rights but no voting rights and are not transferable except under limited circumstances provided in the LTIP.

The Compensation Committee also approved in December 2009 a grant to Mr. Paul of 20,500 Covisint stock options with an exercise price of $52.00, the estimated fair value per share (primarily using a discounted cash flow model) as of the grant date, made by the Covisint Board of Directors under the Covisint LTIP. The option exercise price may be paid in cash or pursuant to various cashless exercise methods described in the option agreement and the Covisint LTIP. The options vest upon the closing date of an initial public offering of Covisint common stock (“Covisint IPO”) or a change in control of Covisint and, if vested, will remain exercisable until August 25, 2019, unless cancelled or terminated. The options will terminate on August 25, 2015, if there is no initial public offering of Covisint common stock or a change in control of Covisint on or before August 25, 2015, or if Compuware is acquired prior to a Covisint IPO. The options will also terminate upon the termination of Mr. Paul’s employment for any reason, including death or disability, or a change in control of the Company. Following termination of employment by the Company without cause or by Mr. Paul, if the options have vested, Mr. Paul would have the right to exercise for up to 30 days after termination. If his employment is terminated for cause, his right to exercise terminates immediately. If his employment terminates due to death or disability, previously vested options may be exercised for 12 months after termination. In no event may exercise of the options occur after August 25, 2019.

Mr. Paul’s Covisint stock options were amended in December 2012 with the objective of complying with Section 409A of the Internal Revenue Code. The amendment revised the stock options to specify when such options may be exercised by providing that immediately following a Covisint IPO, the stock options will be exercisable as follows: (i) 40% of the stock options will be exercisable during the first calendar year following the year in which a Covisint IPO occurs, (ii) 30% of the stock options will be exercisable during the second such calendar year, and (iii) 30% of the stock options will be exercisable during the third such calendar year. Following a change in control of Covisint, the stock options will become fully exercisable until the later of 85 days following the date of the change in control or December 27th of the year in which such change in control occurs, but in no event after August 25, 2019. Notwithstanding the foregoing, in the event Mr. Paul’s employment is terminated after the option has become exercisable as a result of his death or disability or by the Company without cause, any vested option that was not otherwise forfeited or expired prior to such date, will be exercisable until the later of 85 days following the date of such termination or December 27th of the year in which such termination occurs, but in no event after August 25, 2019. If Mr. Paul terminates his employment voluntarily following a Covisint IPO, he may only exercise that portion of his Covisint stock option that would otherwise have been exercisable during the calendar year in which he terminates according to the offering exercise schedule described above, until the later of 85 days following the date of such termination or December 27th of the year in which such termination occurs, and in no event after August 25, 2019. The remainder of Mr. Paul’s option that would not be exercisable in accordance with the preceding sentence would expire upon such voluntary termination of employment. In the event the Company terminates Mr. Paul’s employment for cause, the stock options will terminate immediately (whether vested or unvested) and will no longer be exercisable.

The Compensation Committee concurrently approved a discretionary grant of 100,450 Compuware PSUs to Mr. Paul pursuant to the Company’s LTIP. These PSUs will vest on August 26, 2015, if he continues to be employed by the Company and the Covisint Revenue Condition is satisfied. If not previously vested, these PSUs will be canceled upon the earlier of (i) the closing date of a Covisint IPO occurring on or before August 25, 2015; (ii) Mr. Paul ceasing to be employed by the Company; (iii) the date on which a change in control of Covisint occurs; or (iv) August 26, 2015; provided, that the Committee may cause the PSUs not to terminate in the event the recipient ceases to be employed by the Company due to death or disability. Upon vesting, Mr. Paul will receive one Company common share for each PSU. The PSUs will not be settled in cash. Prior to vesting, the PSUs have Dividend Equivalent Rights but no voting rights and are not transferable except under limited circumstances provided in the LTIP. These grants were designed so that Mr. Paul’s Covisint options will not vest if the PSUs granted to him vest, and such PSUs will not vest if the Covisint options vest.

Outstanding Equity Awards at Fiscal Year End

The following table shows all outstanding equity awards held by the NEOs as of March 31, 2013.

Name	Grant Date	Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Robert C. Paul	03/01/2004	250,000			7.730	03/01/2014
	04/01/2004	40,000			7.470	04/01/2014
	06/22/2005	81,840			7.245	06/22/2015
	08/22/2006	85,000			7.280	08/22/2016
	11/08/2007	85,000			9.400	11/08/2017
	04/17/2008	500,000			7.850	04/17/2018
	12/07/2009			20,500 (4)	52.000	08/25/2019
	07/01/2011	24,481	73,440		9.760	07/01/2021
	08/23/2011	1,200,001	1,799,999 (5)		7.520	08/23/2021
	09/10/2012			11,204 (6)	10.140	09/10/2022
	11/06/2008	-	-		-	-	12,029	150,242
	06/10/2009	-	-		-	-	18,163	226,856
	04/14/2010	-	-		-	-	37,658	470,348
	07/01/2011	-	-		-	-	31,377	391,899
	09/10/2012	-	-		-	-	46,022	574,815
	12/07/2009	-	-		-	-			100,450 (7)	1,254,621(7)
Laura L. Fournier	04/01/2004	33,759			7.470	04/01/2014
	06/22/2005	80,000			7.245	06/22/2015
	08/22/2006	90,000			7.280	08/22/2016
	11/08/2007	90,000			9.400	11/08/2017
	04/17/2008	500,000			7.850	04/17/2018
	07/01/2011	15,388	46,162		9.760	07/01/2021
	09/10/2012			7,703 (6)	10.140	09/10/2022
	11/06/2008	-	-		-	-	9,842	122,927
	06/10/2009	-	-		-	-	14,861	185,614
	04/14/2010	-	-		-	-	28,968	361,810
	07/01/2011	-	-		-	-	19,722	246,328
	09/10/2012	-	-		-	-	31,640	395,184
	12/07/2009	-	-		-	-			140,845 (7)	1,759,154 (7)
Peter Karmanos, Jr.	04/01/2004	97,185			7.470	04/01/2014
	06/22/2005	194,370			7.245	06/22/2015
	08/22/2006	200,000			7.280	08/22/2016
	11/08/2007	210,000			9.400	11/08/2017
	04/17/2008	500,000			7.850	04/17/2018
	07/01/2011	41,967	125,898		9.760	07/01/2021
	09/10/2012			19,207 (6)	10.140	09/10/2022
	11/06/2008	-	-		-	-	26,246	327,813
	06/10/2009	-	-		-	-	39,630	494,979
	04/14/2010	-	-		-	-	69,524	868,355
	07/01/2011	-	-		-	-	53,790	671,837
	09/10/2012	-	-		-	-	78,895	985,399
	12/07/2009	-	-		-	-			281,690 (7)	3,518,308 (7)
Joseph R. Angileri	06/20/2011	1,200,000	1,800,000 (5)		9.430	06/20/2021
	07/01/2011	20,983	62,949		9.760	07/01/2021
	09/10/2012			9,603 (6)	10.140	09/10/2022
	06/20/2011	-	-		-	-	159,066	1,986,734
	07/01/2011	-	-		-	-	26,895	335,919
	09/10/2012	-	-		-	-	39,447	492,693
Daniel S. Follis, Jr.	06/22/2005	2,120			7.245	06/22/2015
	08/22/2006	9,000			7.280	08/22/2016
	11/08/2007	18,000			9.400	11/08/2017
	04/17/2008	200,000			7.850	04/17/2018
	09/02/2008	16,875	5,625 (8)		11.430	09/02/2018
	07/01/2011	7,494	22,481		9.760	07/01/2021
	09/10/2012			4,591 (6)	10.140	09/10/2022
	06/10/2009	-	-		-	-	3,715	46,400
	04/14/2010	-	-		-	-	10,138	126,624
	07/01/2011	-	-		-	-	9,605	119,966
	09/10/2012	-	-		-	-	18,860	235,561

(1)
Unless otherwise noted, 25% of the options become exercisable on each of the first through fourth anniversary of the date of grant. The options become 100% exercisable in the event of death, disability or a change in control.

(2)	Unless otherwise noted below, 25% of the RSUs vest on each of the first through fourth anniversary of the date of grant, or immediately in the event of death, disability or a change in control.

(3)	Based upon the closing price of Compuware’s shares of common stock on the NASDAQ Global Select Market on March 29, 2013 (i.e., the last trading day of our fiscal year) of $12.49.

(4)	These options represent the right to purchase Covisint common stock and vest as set forth above in “Equity-Based Awards – Fiscal 2010 Covisint-related Performance Awards.”

(5)
40% of the options become exercisable on the first anniversary of the date of grant, and 30% of the options vest on each of the second and third anniversary of the date of grant. The options become 100% exercisable in the event of death, disability or a change in control.

(6)
The vesting provisions for the performance-based options are discussed above in “Compensation Discussion and Analysis - How Executive Compensation Is Determined – Equity Awards – Fiscal 2013 Equity Awards under the EIP.” Up to 50% of the option shares may be earned for fiscal 2014, up to 25% of the option shares may be earned for fiscal 2015 and the remaining 25% of the option shares may be earned upon attainment of the fiscal 2015 target goal.  Earned shares, if any, will vest on May 31, 2015.  In accordance with the applicable SEC rule, the amount in the table represents only the shares that would vest upon attainment of the threshold performance level.

(7)
The vesting provisions for the PSUs are discussed above in “Equity-Based Awards – Fiscal 2010 Covisint-related Performance Awards.” The number of units and market value amounts for Mr. Karmanos and Ms. Fournier include only one of the two PSU awards of 281,690 shares and 140,845 shares each that were made to Mr. Karmanos and Ms. Fournier, respectively. One award vests upon satisfaction of the Covisint Revenue Condition and the other vests upon satisfaction of the IPO Condition. The Compensation Committee will cancel one of the grants if the other vests so that the number of shares issued upon vesting of the PSUs will not exceed 281,690 shares for Mr. Karmanos and 140,845 shares for Ms. Fournier.

(8)
50% of the options become exercisable on the third anniversary of the date of grant, and 25% of the options vest on each of the fourth and fifth anniversaries of the date of grant. The options become 100% exercisable in the event of death, disability or a change in control.

Option Exercises and Stock Vested

The following table sets forth information concerning stock options exercised and RSUs vested during fiscal 2013 by each of the NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($) (2)
Robert C. Paul	0	0	59,483	529,664
Laura L. Fournier	32,500	205,489	45,762	407,010
Peter Karmanos, Jr.	95,000	768,075	118,569	1,055,973
Joseph R. Angileri	0	0	115,010	1,062,170
Daniel S. Follis, Jr.	0	0	11,987	106,589

(1)	The value is the actual gain realized by subtracting the option price from the market price received at the time of exercise multiplied by the number of shares.
(2)
The value is based on the fair market value of common stock on the day of vesting (defined as the closing sale price on the trading date immediately preceding the vest date) multiplied by the number of units vesting.

Potential Payments Upon Termination or Change in Control

Equity Vesting Acceleration

Except for the agreements described below, we have not entered into employment agreements with any of the current NEOs. However, the NEOs have unvested options, RSUs and PSUs that would immediately become exercisable due to their death or permanent disability or a change in control of the Company. The following table shows the value of the options, RSUs and PSUs that would have become exercisable by each NEO if, on March 29, 2013 (the last business day of fiscal 2013), they were to die or become disabled or there were a change in control of the Company. The Option Amount was determined by multiplying the difference between $12.49 (the closing market price on March 29, 2013) and the option exercise price by the number of unvested options that would have vested due to such an event. Options with an exercise price of $12.49 or more and options that fully vested prior to March 29, 2013, were disregarded. The RSU/PSU Amount was calculated by multiplying the number of unvested units by $12.49 (the closing market price on March 29, 2013).

Name	Option Amount ($)		RSU/PSU Amount ($)
Robert C. Paul	9,409,790	(1)	3,068,781
Laura L. Fournier	307,043		3,071.016	(2)
Peter Karmanos, Jr.	795,080		6,866,690	(2)
Joseph R. Angileri	5,905,540		2,815,346
Daniel S. Follis, Jr.	175,243		528,552

(1)	Excludes Mr. Paul’s Covisint stock options, which expire upon termination of employment, death, disability or change in control of the Company.
(2)
The RSU/PSU Amount for Mr. Karmanos and Ms. Fournier includes only one of the two PSU awards of 281,690 shares and 140,845 shares each that were made to Mr. Karmanos and Ms. Fournier, respectively. One award vests upon satisfaction of the Covisint Revenue Condition and the other vests upon satisfaction of the IPO Condition. The Compensation Committee will cancel one of the grants if the other vests so that the number of shares issued upon vesting of the PSUs will not exceed 281,690 shares for Mr. Karmanos and 140,845 shares for Ms. Fournier.

Severance Agreements

As described in “Compensation Discussion and Analysis,” the Company entered into Severance Agreements with our NEOs (with the exception of Executive Chairman, Peter Karmanos, Jr.) with an effective date of March 15, 2013, and a termination date on the earlier of December 31, 2014 or twenty-four months following the date on which a change in control occurs.  Beginning January 1, 2014 and each January thereafter, the termination date will be automatically extended for one additional year unless notice is given by the Company or the NEO no later than September 30 of the preceding year not to extend the term.  The table below illustrates the variables contained in each NEO’s Severance Agreement used to calculate the lump sum severance payment, the component amounts of such payment and the duration of continued welfare benefits.

Name	Lump Sum Payment Multiple	Salary Severance Payment	Target Annual Bonus Severance Payment	Total Lump Sum Severance Payment	Period of Welfare Benefit Coverage
Robert C. Paul	200%	1,400,000	2,333,332	3,733,332	24 months
Laura L. Fournier	150%	825,000	1,306,250	2,131,250	18 months
Joseph R. Angileri	150%	900,000	1,500,000	2,400,000	18 months
Daniel S. Follis, Jr.	100%	382,500	573,750	956,250	12 months

As of June 14, 2013, the Company entered into an agreement and release with Ms. Fournier in connection with her retirement pursuant to which she will receive: (i) her current net salary through December 15, 2014; (ii) reimbursement of COBRA continuation coverage premium payments through December 31, 2014; and (iii) $273,350 for her deferred bonus under the Company’s fiscal 2012 EIP.  In addition, all of Ms. Fournier’s vested and unvested stock options, restricted stock units and performance units granted on or before May 15, 2013 will continue to vest and/or be exercisable through the expiration date set forth in the applicable agreements as if she remained employed by the Company.  This agreement supersedes and replaces her Severance Agreement dated as of March 15, 2013.

Executive Employment Agreement

As described in “Compensation Discussion and Analysis,” the Company entered into an Executive Agreement with our Executive Chairman, Peter Karmanos, Jr. with an effective date of July 1, 2011, and a termination date of March 31, 2013, after which Mr. Karmanos’ post-retirement consulting agreement arrangement described below became effective. For the term of the Executive Agreement, Mr. Karmanos was entitled to: (i) a base salary at an annual rate of $1,200,000; and (ii) participate in the Company's EIP with annual and long-term incentive targets at 100% and 200% of his base salary, respectively. His existing stock options and RSUs continued to vest in accordance with their terms, he participated in the Company's health and other insurance benefit plans and he continued to have an office, administrative support, use of an automobile and reimbursement for all business-related expenses.

The Executive Agreement also provided for similar benefits if it had terminated under certain circumstances as follows:

Termination Event	Benefits To Be Paid
By the Company without Cause (with or without a change in control)
• Remaining salary payment due over the remaining term, payable in equal semi-monthly installments (as if termination has not occurred)
• The prorated portion of his annual and long-term EIP awards to the extent the applicable performance goals are achieved for the year, paid in a lump sum
• Other benefits provided in the Executive Agreement through the remaining term
• Previously granted unvested stock options become immediately exercisable

By the Company with Cause	• Salary payment due through the date of termination • Health benefit coverage to the extent eligible under COBRA and required by law • Post-retirement consulting agreement becomes void
Termination by Mr. Karmanos
• Salary payment due through the date of termination
• The prorated portion of his annual and long-term EIP awards to the extent the applicable performance goals are achieved for the year, paid in a lump sum
• Health benefit coverage to the extent eligible under COBRA and required by law
• Previously granted vested stock options are exercisable in accordance with the Company’s equity plans and related option agreements

Termination due to death or disability of Mr. Karmanos
• Remaining salary payment due over the remaining term, paid in a lump sum
• All outstanding EIP awards immediately vest and paid in lump sum
• Reimbursement for COBRA premiums to his spouse for 24 months participation in the Company’s medical, dental, vision and hospitalization plans
• Other benefits provided in the Executive Agreement through the remaining term
• Previously granted unvested stock options and RSUs become immediately exercisable in accordance with the Company’s equity plans and related agreements

The Company's obligations would have ended if the Company terminated Mr. Karmanos’ employment for Cause. “Cause” was defined in the Executive Agreement as any one or more of the following:  (i) the commission of an act of embezzlement, fraud or dishonesty, (ii) the deliberate disregard of the rules or policies of the Company which results in material loss, damage or injury to the Company, whether directly or indirectly, (iii) the unauthorized disclosure of any trade secret or confidential information of the Company, (iv) the breach by Mr. Karmanos of any agreement with the Company, including without limitation any noncompetition agreement between Mr. Karmanos and the Company, (v) the willful failure by Mr. Karmanos to perform his material responsibilities to the Company, or (vi) violation of Compuware’s Employee Code of Conduct.

The Executive Agreement contained no additional benefits for termination following a change in control. To the extent that benefits payable under the Executive Agreement would have been subject to an excise tax under Code Section 4999, then the amounts payable would have been reduced so as not to require excise tax.

Post-Retirement Consulting Agreement

In connection with the planned retirement of Peter Karmanos, Jr. from the Board, the Company entered into a post-retirement consulting agreement with him (“Revised PRC Agreement”), which superseded and replaced the post-retirement consulting agreement dated March 1, 2007. The Revised PRC Agreement was reviewed and approved by the Compensation Committee and subsequently approved by the full Board as of October 25, 2012. The Revised PRC Agreement provides that upon retirement as Executive Chairman, Mr. Karmanos will continue to be employed by the Company in a consulting role and will be entitled to receive: (i) an annual base salary of $600,000 each year for six years, (ii) earned cash awards under the Company's EIP for any previous years, and (iii) an annual stock option grant of 100,000 shares with the same terms as options awarded to the NEOs under the EIP for the next six fiscal years. In addition, his existing stock options will continue to vest in accordance with their terms. During the six-year term of the Revised PRC Agreement, Mr. Karmanos will also be eligible to continue to participate in all the Company's benefit plans, including stock option and RSU awards granted to him as an employee consultant.  He will also continue to receive an office, administrative support, use of two automobiles and reimbursement for all business-related expenses.  Mr. Karmanos’ employment status changed to employee consultant on April 1, 2013.  Therefore, he is now entitled to an annual salary of $600,000 for six years, payable in equal semimonthly installments, has received $798,000 in Long-Term Performance Cash from fiscal 2011 and the first annual stock option grant of 100,000 shares, and is entitled to receive in April 2014 $745,500 Long-Term Performance Cash from fiscal 2012. In addition, we estimate the cost of allowing his continued participation in our benefit plans, providing an office and the other additional benefits listed above during the six-year period to be approximately $224,000 per year.

The Revised PRC Agreement also provides for similar benefits if it is terminated under certain circumstances as follows:

Termination Event	Benefits To Be Paid
By the Company without cause or by Mr. Karmanos with cause
• Remaining Salary Payment due over the remaining term, payable in equal monthly installments (as if termination has not occurred)
• Cash awards and bonuses earned through termination date paid in a lump sum
• Other benefits provided in the agreement through the remaining term
• Previously granted unvested stock options become immediately exercisable

Termination by Mr. Karmanos without cause
• Salary Payment due through the date of termination
• Cash awards and bonuses earned through termination date paid in a lump sum
• Previously granted vested stock options are exercisable in accordance with the Company’s equity plans and related option agreements

Termination due to death or disability of Mr. Karmanos
• Remaining Salary Payment due over the remaining term, paid in a lump sum
• Participation by his spouse for 24 months at Company expense in the Company’s medical, dental, vision and hospitalization plans
• Previously granted unvested stock options and RSUs become immediately exercisable in accordance with the Company’s equity plans and related agreements

The Company's obligations terminate if the Company terminates the Revised PRC Agreement due to Mr. Karmanos’ illegal conduct or gross misconduct that is materially damaging to the Company. Mr. Karmanos may terminate the Revised PRC Agreement (1) upon the Company’s breach of any material provision of the Agreement that remains uncured for 10 days following notice of the breach; (2) if the Company’s principal office is relocated outside the Detroit, Michigan metropolitan area; or (3) if the Company fails to pay any amounts due under the revised agreement. Mr. Karmanos is required during the term of the Revised PRC Agreement to continue to comply with the Company’s Code of Conduct and the confidentiality, non-competition, non-solicitation and non-disparagement provisions in his Executive Employment Agreement with the Company, dated July 1, 2011, which remain in effect during the term of the Revised PRC Agreement and for one year thereafter.

Compensation of Directors

Standard Director Compensation Arrangement

At the beginning of each fiscal year, each of the non-employee directors received an annual cash retainer of $52,500.  For fiscal year 2014, the Board approved a $100,000 increase in the retainer for the non-executive Chairman of the Board. In addition, each non-employee director who served as the chairperson of a Board committee received an annual retainer as follows: $30,000 for Audit Committee chair, $25,000 for Compensation Committee chair and $15,000 for Nominating/Governance Committee chair.  Each non-employee director who served as a committee member also received annual committee member retainers of $15,000 for Audit Committee members, $12,500 for Compensation Committee members and $7,500 for Nominating/Governance Committee members. There are no fees paid for meeting attendance, although we reimburse non-employee directors for out-of-pocket expenses they incur for director-related education and for attending Board and committee meetings.

Directors were also permitted to defer the receipt of all or a portion of their cash compensation if they had made a written election to do so prior to the end of the previous calendar year pursuant to the 2005 Non-Employee Directors’ Deferred Compensation Plan (the “Deferred Compensation Plan”). Amounts deferred were converted to Restricted Stock Units (“Deferred Compensation RSUs”) under the LTIP that may be settled only in common shares, with each unit representing one share of common stock. The number of Deferred Compensation RSUs awarded to a director was calculated by dividing the amount of fees the director elected to defer by the fair market value of a share of Company common stock on the date the fees otherwise would have been paid. Deferred Compensation RSUs are 100% vested on the award date and underlying shares are issued at the rate of one common share per unit within 30 days of the date the director ceases to be a member of the Board (unless removed for cause) or upon a change in control of the Company. If approved by the Compensation Committee, participating directors may receive an earlier settlement in the event of an “unforeseeable emergency” that qualifies as a permissible distribution event for purposes of Section 409A of the Internal Revenue Code of 1986 (the “Code”). Holders of these RSUs are entitled to receive additional RSUs with a value equal to dividends declared and paid by the Company, if any, prior to issuance of the related shares upon settlement (“Dividend Equivalent Rights”).

In addition to the cash compensation described above, directors also receive a grant on each April 1 of $140,000 of Restricted Stock Units (“Annual RSUs”) under the LTIP, which may be settled only in common shares. The number of Annual RSUs awarded to a director is calculated by dividing the value of the award by the fair market value of a share of Company common stock on the date the award is granted. The Annual RSUs vest and underlying shares are issued at the rate of one common share per unit on the earliest of (i) the date before the first annual shareholders meeting following the grant date, (ii) the date the director ceases to be a member of the Board due to death or disability, or (iii) a change in control of the Company, in each case unless the director has previously elected to defer receipt of the shares until the director ceases to be a member of the Board. Annual RSUs also have Dividend Equivalent Rights. Annual RSUs that are not vested when the holder ceases to be a member of the Board for any other reason immediately terminate and are forfeited.

RSUs are not transferable and a holder does not have voting or other rights of shareholders until the underlying shares are issued.

Director Compensation Table

The following table sets forth information concerning the compensation during fiscal 2013 of our non-employee directors. In addition, Mr. Prowse was employed as the chief financial officer of Compuware’s Covisint subsidiary during fiscal 2013, but is not an executive officer of the Company and receives no compensation as a director. Mr. Prowse’s compensation as an employee is presented below as well. Mr. Karmanos’ compensation as executive chairman during fiscal 2013 is disclosed under “Compensation of Executive Officers.”

Name	FY13 Fees Earned or Paid in Cash ($) (1)	FY13 Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($) (5)	Total ($)
Dennis W. Archer	65,000	140,000	0	--	1,265	206,265
Gurminder S. Bedi	82,500	140,000	0	--	1,105	223,605
William O. Grabe	85,000	140,000	449,168	--	1,216	675,384
Frederick A. Henderson	82,500	140,000	0	--	--	222,500
Faye Alexander Nelson	60,000	140,000	0	--	2,516	202,516
Glenda D. Price	67,500	140,000	0	--	--	207,500
W. James Prowse	0	138,661	138,639	189,696	417,827	884,823
G. Scott Romney	52,500	140,000	0	--	1,755	194,255
Ralph J. Szygenda	65,000	140,000	449,168	--	1,213	655,381

(1)
Includes amounts converted to Deferred Compensation RSUs pursuant to the Deferred Compensation Plan. The table below shows, for each director who has deferred compensation under this arrangement, the number of Deferred Compensation RSUs at the beginning of the fiscal year, the number of Deferred Compensation RSUs awarded during the fiscal year, the amount of compensation deferred, and the number and value of Deferred Compensation RSUs held at fiscal year-end based on the closing price of our common stock on March 31, 2013.

Name	Deferred Compensation RSU Balance as of 3/31/2012 (#)	Deferred Compensation RSUs Awarded in Fiscal 2013 (#)	Grant Date Fair Value of Deferred Compensation RSUs Awarded in Fiscal 2013 ($)	Deferred Compensation RSU Balance as of 3/31/2013 (#)	Deferred Compensation RSU Value as of 3/31/2013 ($)
Dennis W. Archer	29,040	7,072	65,000	36,112	451,039
William O. Grabe	44,684	9,249	85,000	53,933	673,623
Faye Alexander Nelson	23,977	4,352	40,000	28,329	353,829
Glenda D. Price	14,293	3,264	30,000	17,557	219,287
G. Scott Romney	2,765	0	0	2,765	34,535

(2)
Amounts shown for the non-employee directors are the Grant Date Fair Market Value relating to the Annual RSU awards granted in fiscal 2013, determined in accordance with the Accounting Standards Codification (“ASC”) No. 718-10 “Share-Based Payment”. The assumptions we used to calculate these amounts are discussed in Note 1 to our audited consolidated financial statements included in this Annual Report. The table below shows the number of Annual RSUs held by each director at the end of fiscal 2012, the number of Annual RSUs awarded during fiscal 2013, the grant date fair value of awards made during fiscal 2013, and the number and value of Annual RSUs held at year-end by each director.

Name	Annual RSU Balance as of 3/31/2012 (#)	Annual RSUs Awarded in Fiscal 2013 (#)	Grant Date Fair Value of Annual RSUs Awarded in Fiscal 2013 ($)	Annual RSUs Released in Fiscal 2013 (#)	Annual RSU Balance as of 3/31/2013 (#)	Annual RSU Value as of 3/31/2013 ($)
Dennis W. Archer	140,668	15,233	140,000	0	155,901	1,947,204
Gurminder S. Bedi	138,188	15,233	140,000	0	153,421	1,916,228
William O. Grabe	140,668	15,233	140,000	0	155,901	1,947,204
Frederick A. Henderson	12,121	15,233	140,000	0	27,354	341,652
Faye Alexander Nelson	138,188	15,233	140,000	0	153,421	1,916,228
Glenda D. Price	138,188	15,233	140,000	0	153,421	1,916,228
W. James Prowse	111,881	0	0	0	111,881	1,397,394
G. Scott Romney	128,547	15,233	140,000	15,233	128,547	1,605,552
Ralph J. Szygenda	38,482	15,233	140,000	0	53,715	670,900

Mr. Prowse received a grant of 13,880 RSUs on September 1, 2012, pursuant to the Company’s LTIP and the business unit EIP for fiscal 2013. The RSUs vest 25% per year on the first through fourth anniversary of the grant; accelerate on death, disability or change in control of the Company (with involuntary termination without cause within 12 months) and are eligible for Dividend Equivalent Rights. The assumptions we used to calculate RSU amounts shown for Mr. Prowse are in accordance with ASC No. 718-10 “Share Based Payment” as discussed in Note 1 to our audited consolidated financial statements included in this Annual Report. The fair value for each RSU is calculated based on the grant date fair market value, as defined in the LTIP (the closing sale price on the trading date immediately preceding the grant date).

The table below shows the total number of unvested RSU and PSU awards held at March 31, 2013 that were granted to Mr. Prowse as an employee and excludes the vested awards held by him that were granted during his prior service as a non-employee director.

Name	Aggregate Number of Unvested RSUs Outstanding at 3/31/13 (#)	Aggregate Number of Unvested PSUs Outstanding at 3/31/13 (#)
W. James Prowse	36,121	68,730

(3)
With the exception of Covisint stock option grants and the Compuware stock option grant to Mr. Prowse under the Company’s LTIP and Covisint business unit EIP described below, there were no options granted to non-employee directors during fiscal 2013. Actual gains, if any, on stock option exercises will depend on overall market conditions and the future performance of the Company and its common stock. The table below shows the number of shares underlying the options to purchase Company stock held by each director at March 31, 2013.

Name	Aggregate Number of CPWR Stock Options Outstanding at 3/31/2013 (#)	Aggregate Number of Covisint Stock Options Outstanding at 3/31/2013 (#)
Dennis W. Archer	10,000
Gurminder S. Bedi	10,000
William O. Grabe	10,000	3,350
Frederick A. Henderson	0
Faye Alexander Nelson	10,000
Glenda D. Price	7,500
W. James Prowse	77,112	14,500
G. Scott Romney	5,000
Ralph J. Szygenda	0	3,350

Effective March 4, 2013, the Covisint Board approved a grant of stock options to Messrs. Grabe and Szygenda under the Covisint 2009 Long Term Incentive Plan (the “Covisint LTIP”) to purchase 3,350 Covisint common shares (“Covisint stock options”) as equity compensation for their service as non-employee directors of Covisint Corporation. The exercise price of the Covisint stock options is $203.04 per share, the fair market value on the date of grant, which may be paid in cash or pursuant to various cashless exercise methods described in the option agreement and the Covisint LTIP. If an initial public offering (“Covisint IPO”) is consummated in calendar year 2013, the Covisint stock options will vest one-third upon the offering, and one-third upon each of the first and second anniversary dates of the consummation of the offering. If a Covisint IPO is consummated in calendar year 2014, two-thirds of the Covisint stock options will vest upon the offering and one-third will vest on the first anniversary of the consummation of the offering. If a Covisint IPO is consummated after January 1, 2015, all Covisint stock options will vest upon the consummation of the offering.  The Covisint stock options become fully vested upon a change in control of Covisint. The Covisint stock options will expire upon the director’s termination of service for any reason prior to vesting, or March 4, 2023. In no event may an exercise of the options occur after March 4, 2023.

Mr. Prowse received a grant of 33,859 Compuware stock options on September 1, 2012, pursuant to the Company’s LTIP and the business unit EIP for fiscal 2013. The stock options vest 25% per year on the first through fourth anniversary of the grant and accelerate on death, disability or change in control of the Company (if he incurs an involuntary termination, other than for cause, within 12 months following such change in control).  The amount shown represents the grant date fair value associated with stock options awarded, calculated in accordance with ASC No. 718-10 “Share Based Payment,” excluding any forfeiture adjustments. These amounts do not necessarily represent the amount of the benefit, if any, that Mr. Prowse may realize from the exercise of options. The assumptions we used to calculate these amounts are discussed in Note 1 to our audited consolidated financial statements included in this Annual Report.

Mr. Prowse was awarded 14,500 Covisint stock options under the Covisint LTIP upon his hiring on April 1, 2010. The Covisint stock options vest upon the closing date of an initial public offering of Covisint common stock or a change in control of Covisint and, if vested, will remain exercisable until April 1, 2020, unless cancelled or terminated. The exercise price of the options is $63.18 per share, the estimated fair value per share on the date of grant. The exercise price may be paid in cash or pursuant to various cashless exercise methods described in the option agreement and the Covisint LTIP. The options will expire on August 25, 2015, if there is neither an initial public offering of Covisint common stock nor a change in control of Covisint on or before August 25, 2015. The options will also expire upon the termination of Mr. Prowse’s employment for any reason, including death or disability, or a change in control of the Company. Following termination of employment by Mr. Prowse or by the Company without cause, Mr. Prowse would have the right to exercise any vested options for up to 30 days after termination. If his employment is terminated for cause, his right to exercise terminates immediately. If his employment terminates due to death or disability, previously vested options may be exercised for 12 months after termination. In no event may exercise of the options occur after April 1, 2020.

Mr. Prowse’s Covisint stock options were amended in December 2012 in the same manner as the amendment to Mr. Paul’s Covisint stock options as discussed following the “Grant of Plan Based Awards” table under “Equity Based Awards – Fiscal 2010 Covisint-related Performance Awards.”

(4)
Mr. Prowse participates in the Company’s business unit Executive Incentive Program at the 100% level. See “Compensation of Executive Officers – Compensation Discussion and Analysis” for further details on the Annual and Long-Term Incentive mix for cash and equity awards.  Under the Covisint business unit EIP, the fiscal 2013 performance goals applicable to the Annual Incentive Award were based on the performance of the Covisint business unit, specifically the Covisint Business Unit Revenue (“BU Revenue” defined as Covisint’s revenue during the fiscal year in conformity with U.S. GAAP) and the Covisint Business Unit Contribution Margin (“BU Margin” defined as Covisint’s revenue less operating expenses of the business excluding certain administrative and general costs for the fiscal year).  The Annual Incentive Award under the business unit EIP is split between the two performance measures at 80% for BU Revenue and 20% BU Margin. For fiscal 2013, there were three performance levels of attainment established for each of the BU Revenue and BU Margin, with cash award amounts prorated between each performance level based on Covisint’s actual results.  In fiscal 2013, Covisint’s performance exceeded the minimum threshold for BU Revenue, but did not meet the minimum threshold for BU Margin. The amount shown represents the Annual Incentive Award earned by Mr. Prowse based on attainment of 57% of target for the BU Revenue component and 0% of target for BU Margin component.

(5)
The amount shown includes the incremental cost to the Company for travel by the director’s spouse to the annual planning conference. The amount for Mr. Prowse also includes his annual salary of $416,000 paid as an employee of the Company.

Equity Ownership Guidelines – Non-Employee Directors

Beginning in fiscal 2006, the Board determined that it would be in the best interest of the Company's shareholders for the non-employee directors to have a substantial investment in our common stock. As a result, the non-employee directors are required to hold or purchase a minimum value of our common stock based on years of service as follows: $40,000 in year 1; $80,000 in year 2; $120,000 in year 3; $160,000 in year 4; and $200,000 in year 5 and beyond. Non-employee directors are expected to hold such shares during the remainder of their term of office. RSUs are taken into account in determining whether the director satisfies the above minimum ownership requirements. The date for determining compliance with the policy is the last day of the trading window under the Company’s insider trading policy that precedes the end of the first fiscal quarter of the subsequent fiscal year (for fiscal 2013, this determination date is June 14, 2013). The units are valued for this purpose based on the market value of the common stock on the determination date. As of the determination date for fiscal 2013, all of the non-employee directors serving in fiscal 2013 exceeded the applicable minimum ownership requirement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Of Management And Major Shareholders

The following table shows, as of the close of trading on July 23, 2013, the beneficial ownership of our common shares by all directors and executive officers as a group who were serving as such on that date, by each current director and nominee, by each executive officer named in the Summary Compensation Table and by all persons known to us to beneficially own more than 5% of our outstanding common shares. The number of shares beneficially owned is determined according to Securities and Exchange Commission (“SEC”) rules and is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares that the individual has sole or shared right to vote or dispose of and also any shares that the individual has the right to acquire on July 23, 2013, or within 60 days thereafter, through the exercise of any stock option or other right. Except as otherwise noted, each beneficial owner identified in the table below has sole voting and dispositive power for the shares shown in the table.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Joseph R. Angileri	2,323,330	1.1%
Dennis W. Archer	208,603	*
Gurminder S. Bedi	190,311	*
Daniel S. Follis, Jr.	298,609	*
Laura L. Fournier	877,696	*
David G. Fubini	0	*
William O. Grabe	405,413	*
Frederick A. Henderson	27,666	*
Peter Karmanos, Jr.	6,154,653 (2)	2.9%
Kris F. Manery	386,050
Faye Alexander Nelson	200,498	*
Robert C. Paul	3,324,210	1.5%
Glenda D. Price	199,083	*
Lee D. Roberts	0	*
G. Scott Romney	136,836	*
Ralph J. Szygenda	54,329	*
John Van Siclen	199,516	*
All current executive officers and directors as a group (17 persons)	14,986,803 (2)	6.7%
BlackRock, Inc.	14,439,887 (3)	6.7%
Dodge & Cox	24,827,714 (4)	11.6%
Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc.	18,670,000 (5)	8.7%
FMR LLC	15,063,596 (6)	7.0%
The Vanguard Group, Inc.	11,743,504 (7)	5.5%

*	Less than 1%

(1)	The column includes shares held for officers and directors through our Employee Stock Ownership Plan and 401(k) Salary Reduction Arrangement (collectively, the “ESOP”) and shares that the individual has the right to acquire on July 23, 2013, or within 60 days thereafter pursuant to stock options or restricted stock unit (“RSU”) awards, as set forth below, and excludes all other unvested stock options, RSUs and performance stock units (“PSUs”).

Name	ESOP Shares	Option Shares	RSUs (a)
Joseph R. Angileri	0	2,141,966	9,974
Dennis W. Archer	0	10,000	198,403
Gurminder S. Bedi	0	10,000	154,226
Daniel S. Follis, Jr.	1,300	266,608	4,768
Laura L. Fournier	20,676	620,776	8,000
David G. Fubini	0	0	0
William O. Grabe	0	10,000	218,167
Frederick A. Henderson	0	0	27,666
Peter Karmanos, Jr.	0	1,285,488	19,949
Kris F. Manery	10,139	370,239	2,321
Faye Alexander Nelson	0	10,000	182,768
Robert C. Paul	69	3,190,802	11,637
Glenda D. Price	0	7,500	174,412
Lee D. Roberts	0	0	0
G. Scott Romney	0	5,000	131,836
Ralph J. Szygenda	0	0	54,329
John Van Siclen	0	196,353	3,163
All current executive officers and directors as a group	32,184	8,124,732	1,201,619

(a)	RSUs awarded as a component of director compensation are 100% vested and, under deferral elections executed by each director, will be payable in common stock within 30 days after the date the director ceases to be a member of the Board. The amounts in the table for each director other than Mr. Fubini and Mr. Roberts exclude the April 2013 awards of 11,336 RSUs, and exclude for Mr. Fubini and Mr. Roberts 12,071 RSUs, all of which will become vested on the day before the 2013 annual meeting, the date of which has not been determined. Mr. Roberts declined a deferral election and, as a result, the excluded 12,071 RSUs held by Mr. Roberts will vest and be settled in common stock on the day before the 2013 annual meeting. Mr. Romney rescinded his deferral election as to future awards in December 2010 and, as a result, the excluded 11,336 RSUs held by Mr. Romney will vest and be settled in common stock on the day before the 2013 annual meeting.

(2)	Includes: (a) 1,178,054 shares owned by Mr. Karmanos' trusts, as to 1,130,782 of which Mr. Karmanos has sole dispositive and voting power and as to 47,272 of which he has sole dispositive power and shared voting power; and (b) 2,783,751 shares held by Mr. Karmanos' partnerships, as to all of which Mr. Karmanos has shared dispositive and voting power.

Excludes: (a) 480,504 shares owned by Mr. Karmanos’ wife, for which Mr. Karmanos has no voting or dispositive power and disclaims beneficial ownership; and (b) 19,000 shares held by Mr. Karmanos’ wife as custodian for four of Mr. Karmanos’ sons under the Uniform Transfer to Minors Act, for which Mr. Karmanos has no voting or dispositive power and disclaims beneficial ownership.

(3)	Based solely on a Schedule 13G/A filed by BlackRock, Inc. with the SEC on February 6, 2013, disclosing ownership as of December 31, 2012. The address of BlackRock, Inc. is 40 East 52nd Street, New York, New York 10022. According to the Schedule 13G, BlackRock, Inc. has sole voting and sole dispositive power for 14,439,887 shares.

(4)	Based solely on a Schedule 13G/A, filed by Dodge & Cox with the SEC on February 13, 2013, disclosing ownership as of December 31, 2012. The address of Dodge & Cox is 555 California Street, 40th Floor, San Francisco, California 94104. According to the Schedule 13G/A, Dodge & Cox has sole voting power for 23,266,114 shares and sole dispositive power for 24,827,714 shares. Dodge & Cox filed the Schedule 13G/A as a registered investment adviser under Section 203 of the Investment Advisers Act. Dodge & Cox holds more than 5% of our outstanding common shares on behalf of Dodge & Cox Stock Fund, an investment company registered under the Investment Company Act of 1940.

(5)	Based solely on a Schedule 13D/A filed by Elliott Associates, L.P. with the SEC on July 15, 2013, disclosing ownership as of July 12, 2013. The address of Elliott Associates, L.P. is 40 West 57th Street, New York, New York 10019. The Schedule 13D was filed collectively by Elliott Associates L.P. and its wholly-owned subsidiaries (“Elliott”), Elliott International, L.P. (“Elliott International”) and Elliott International Capital Advisors (“EICA”). According to the Schedule 13D, Elliott has sole voting and sole dispositive power for 6,534,591 shares, 2,098,779 of which are held through The Liverpool Limited Partnership, a Bermuda limited partnership which is a wholly-owned subsidiary of Elliott. Elliott International and EICA share voting and dispositive power for 12,135,409 shares.

(6)	Based solely on a Schedule 13G/A filed by FMR LLC with the SEC on January 10, 2013, disclosing ownership as of December 31, 2012. The address of FMR LLC is 82 Devonshire Street, Boston, Massachusetts 02109. The Schedule 13G was filed jointly by FMR LLC, Edward C. Johnson 3d and Fidelity Management Research Company. According to the Schedule 13G, FMR LLC has the sole voting power for 179,421 shares and sole dispositive power for 15,063,596 shares.

(7)	Based solely on a Schedule 13G filed by The Vanguard Group, Inc. with the SEC on February 2, 2013, disclosing ownership as of December 31, 2012. The address of The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. According to the Schedule 13G, The Vanguard Group, Inc. has sole voting power for 156,432 shares, sole dispositive power for 11,599,172 shares and shared dispositive power for 144,332 shares.

Equity Compensation Plan Information

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

Transactions between the Company and its executive officers and directors are subject to the limitations on conflicts of interest contained in the Company’s Codes of Conduct. To the extent any such transactions are proposed, they are subject to approval by the Audit Committee of the Board of Directors in accordance with the Audit Committee’s charter, applicable law and applicable NASDAQ rules, which require that any such transactions required to be disclosed in the Company’s proxy statement be approved by a committee of independent directors of the Company’s Board of Directors. The Audit Committee charter specifically references the Audit Committee’s responsibility to approve such transactions but the approval policy is not formally reduced to writing. The Audit Committee carries out its responsibility to review and approve related party transactions according to a regular approval process as described below.

A list of related parties and continuing related party transactions is compiled annually by the Company based in part upon responses to the annual Directors and Officers Questionnaire. The Audit Committee annually reviews and approves these continuing related-party transactions and ratifies immaterial and ordinary course transactions from the prior fiscal year. In addition, the Chief Financial Officer and staff, in the course of their duties, identify proposed transactions with related parties. Those that involve payments in excess of an immaterial amount that are not: (i) ordinary sales of the Company’s products and services at standard prices; or (ii) purchases of goods and services by the Company at standard prices, are submitted to the Audit Committee for approval prior to execution. Related party transactions that are immaterial or ordinary course are reported on a quarterly basis to the Audit Committee by the Chief Financial Officer.

In fiscal 2013, we paid a total of $1,986,321 in ticket, advertising and suite license fees to certain major and minor league sports venues, including arenas and teams located in Raleigh, North Carolina; Plymouth, Michigan and Ft. Myers, Florida. These arenas and teams are owned, managed or controlled by entities owned and controlled by interests of Peter Karmanos, Jr., who served as our Executive Chairman of the Board during fiscal 2013, namely Compuware Sports Corporation (“CSC”) and the Carolina Hurricanes and Gale Force Sports & Entertainment, LLC (collectively referred to as “GFSE”). This amount includes payments made by the Company as follows:

•            $1,000,000 to CSC under a Promotion Agreement dated September 8, 1992, which requires CSC to undertake certain promotional activities on behalf of the Company. The Promotion Agreement automatically renews for successive one-year terms, unless terminated by either party with 60 days’ notice.

•            $250,000 to CSC under a separate promotion agreement through which the Company sponsors ticket contributions to benefit community organizations, schools and non-profit programs.

•            $250,000 to GFSE and CSC under an Advertising Agreement, dated December 1, 1996, which includes the right to name the Plymouth, Michigan arena “Compuware Arena” and the placement of fixed advertising in and about the arena. The Advertising Agreement will terminate on November 30, 2016.

•            $125,762 to GFSE for license fees for suites in the Raleigh, NC and Plymouth, MI arenas.

•            $360,559 to GFSE under sponsorship agreements for various signage at the Raleigh, NC arena and special advertising promotions.

The Company employs the adult son of Mr. Romney as a sales executive. This individual, who does not reside with and is not supported financially by Mr. Romney, earned compensation for fiscal 2013 of $216,693, which is commensurate with his peers. Mr. Romney’s son is employed on an “at will” basis and compensated on the same basis as the Company’s other employees of similar function, seniority and responsibility without regard to his relationship with Mr. Romney.

Mr. Romney is a partner in the law firm of Honigman Miller Schwartz and Cohn LLP. We engaged the Honigman firm to perform legal services in fiscal 2013 and paid professional fees to the firm totaling $801,932. The amount paid to the Honigman firm during fiscal 2013 is less than 5% of Honigman’s gross revenues for that time period. We expect to continue to engage the Honigman firm to perform legal services in fiscal 2013.

Our Board has determined that Dennis W. Archer, Gurminder S. Bedi, David G. Fubini, William O. Grabe, Frederick A. Henderson, Faye Alexander Nelson, Dr. Glenda D. Price, Lee D. Roberts, G. Scott Romney and Ralph J. Szygenda meet the independence requirements of NASDAQ in connection with their service on the Board and any committee of the Board of which they are a member. The Company has made charitable contributions in amounts we deem immaterial to organizations with which certain of our directors have affiliations. The Company also engages occasionally in immaterial transactions in the ordinary course of business for the sale of the Company’s products and services to, or the purchase of services from, entities affiliated with the directors on the same terms offered to other customers or clients. The Board determined that none of the foregoing transactions or relationships, including those described in this paragraph and those in which Mr. Romney has an interest, would interfere with the exercise of independent judgment by these directors in carrying out their responsibilities.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP (“Deloitte”) has acted as our independent registered public accounting firm since fiscal 1991 and audited our consolidated financial statements for fiscal 2013. Subject to the shareholders' ratification, the Audit Committee has selected Deloitte to be our independent auditors for the fiscal year ending March 31, 2014. Before appointing Deloitte as our independent auditors to audit our books and accounts for the fiscal year ending March 31, 2014, the Audit Committee carefully considered the firm's qualifications as our independent auditors. Deloitte is registered by the Public Company Accounting Oversight Board as a registered public accounting firm.

Independent Auditor Fees

The following table sets forth the fees billed by Deloitte for services rendered to the Company for the last two fiscal years.

Fee Category	Fiscal 2013 Fees	Fiscal 2012 Fees
Audit fees	$2,303,382	$2,255,189
Audit-related fees	1,730,265	419,298
Tax fees	1,473,334	1,360,128
All other fees	32,951	21,297
Total fees	$5,539,932	$4,055,912

Audit Fees

The aggregate audit fees billed by Deloitte were for professional services rendered for the audit of our annual financial statements and the reviews of the interim financial statements included in our Forms 10-Q. The amounts in the table include $504,000 in fiscal 2013 and $454,650 in fiscal 2012 for services relating to Deloitte's audits of the effectiveness of internal controls over financial reporting.

Audit-Related Fees

Audit-related fees are for services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” In fiscal 2013, these fees included $254,690 for professional services rendered for process control audits and $1,475,575 for professional services related to the separate audits and registration statement on Form S-1 for Covisint Corporation. In fiscal 2012 these fees included $219,298 for professional services rendered for process control audits and $200,000 for professional services related to the separate audits of Covisint Corporation.

Tax Fees

The aggregate fees billed by Deloitte for tax-related services were for professional services for international, federal, state and local tax compliance, tax advice and tax planning.

All Other Fees

The aggregate fees billed by Deloitte for services other than those covered under the captions “Audit Fees,” “Audit-Related Fees” and “Tax Fees” were for a subscription to their accounting research database and for compensation administration services for an international subsidiary.

Policy for Pre-Approval of Audit and Non-Audit Services

All audit services and all non-audit services our independent auditors are permitted to perform for us under applicable federal securities regulations must be approved by the Audit Committee pursuant to its pre-approval policy. As permitted by the applicable regulations, the Committee's policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent auditors and pre-approval of specified categories of engagements. The policy provides that the duty to pre-approve may be delegated to one or more designated members of the Audit Committee, with any such pre-approval reported to the Audit Committee at its next regularly scheduled meeting.

All engagements of the independent auditor to perform any audit services and non-audit services have been approved by the Committee in accordance with the policy. The policy has not been waived in any instance.

In its review of non-audit services and its appointment of Deloitte to serve as the Company's independent registered public accounting firm for fiscal 2014, the Audit Committee considered whether the provision of such services is compatible with maintaining Deloitte's independence. The Audit Committee reviewed and considered the nature of the non-audit services provided by Deloitte to Compuware and determined the services were permitted under applicable rules, and does not consider the provision of such services by Deloitte to be incompatible with Deloitte's independence.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Detroit, State of Michigan on July 29, 2013.

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

Exhibit Number	Description of Document

2.10	Asset Purchase Agreement between Compuware Corporation and DocSite, LLC, dated as of September 17, 2010 (Company’s Form 8-K filed on September 22, 2010)
2.11	Agreement and Plan of Merger by and among Compuware Corporation, Compuware Acquisition Corp., dynaTrace software, Inc. and the Stockholder Representative dated as of July 1, 2011 (Company’s Form 8-K filed on July 8, 2011)
3.1	Restated Articles of Incorporation of Compuware Corporation, as amended, as of September 7, 2012 (Company’s Form 10-Q for the quarterly period ended September 30, 2012)
3.2	Amended and Restated Bylaws of Compuware Corporation effective as of November 6, 2008 (Company's Form 10-Q for the Quarterly Period ended December 31, 2008)
4.0	Rights Agreement dated as of October 25, 2000 between Compuware Corporation and Equiserve Trust Company, N.A., as Rights Agent (Company’s Registration Statement on Form 8-A filed October 26, 2000)
4.6	Amendment To Rights Agreement, dated as of October 29, 2001 (Company’s first Form 8-K filed on May 11, 2006)
4.7	Amendment No. 2 To Rights Agreement, dated as of May 9, 2006 (Company’s first Form 8-K filed on May 11, 2006)
4.10	Compuware Corporation Revolving Credit Agreement dated as of November 1, 2007 (Company’s Form 10-Q for the quarterly period ended on September 30, 2007)
4.11	Amendment No. 3 to Rights Agreement, dated as of February 2, 2009 (Company’s Form 8-K filed on February 3, 2009)
4.12	Consent and First Amendment to Credit Agreement dated June 30, 2011 (Company’s Form 8-K filed on July 11, 2011)
4.13	Amendment No. 4 to Rights Agreement, dated as of March 9, 2012 (Company’s Form 8-K filed on March 16, 2012)
4.14	Second Amendment to Credit Agreement dated as of March 21, 2012 (Company’s Form 8-K filed on March 26, 2012)
10.24	Promotion Agreement, dated September 8, 1992, between Compuware Sports Corporation and the Company (Company’s Registration Statement on Form S-1, as amended (Registration No. 33-53652))
*10.37	Fiscal 1998 Stock Option Plan (Company’s Registration Statement on Form S-8 (Registration Statement No. 333-37873))
10.52	Advertising Agreement, dated December 1, 1996, between Arena Management Company and the Company (Company’s Form 10-K for fiscal 2000)
*10.85	2001 Broad Based Stock Option Plan (Company’s Registration Statement on Form S-8 (Registration Statement No. 333-57984))
*10.91	Nonqualified Stock Option Agreement for Executive Officers (Company’s Form 10-Q for the quarterly period ended September 30, 2004)
*10.92	Nonqualified Stock Option Agreement for Outside Directors (Company’s Form 10-Q for the quarterly period ended September 30, 2004)
*10.98	2005 Non-Employee Directors' Deferred Compensation Plan (Company’s second Form 8-K filed on May 11, 2006)
*10.101	Fifth Amendment to the Compuware Corporation ESOP/401(k) Plan (Company’s Form 10-Q for the quarterly period ended June 30, 2006)

*10.102	Post-Retirement Consulting Agreement, dated March 1, 2007, between Compuware Corporation and Peter Karmanos, Jr. (Company’s Form 8-K filed on March 2, 2007)
*10.105	2007 Long Term Incentive Plan (Appendix A to Company’s definitive proxy statement for 2007 annual shareholders meeting filed on July 24, 2007)
*10.106	Form of Stock Option Agreement (5-Year Version) (Company’s Form 8-K filed on April 25, 2008)
*10.107	Form of Stock Option Agreement (3-Year Version) (Company’s Form 8-K filed on April 25, 2008)
*10.110	Employee Restricted Stock Unit Award Agreement (Company’s Form 10-Q for the quarterly period ended on September 30, 2008)
*10.111	Amendment to the Consulting/Employment Letter with Peter Karmanos, Jr. (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.112	W. James Prowse Consulting Agreement dated as of November 17, 2008 (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.113	Amendment No. 1 to the 2007 Long Term Incentive Plan (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.115	Amended and Restated 2005 Non-Employee Directors’ Deferred Compensation Plan (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.116	Form of 2002 Directors Phantom Stock Plan Forfeiture And Replacement Agreement (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.117	Form of Amended And Restated 2005 Non-Employee Directors Deferred Compensation Plan Forfeiture And Replacement Agreement (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.118	Form of Director Restricted Stock Unit Grant Agreement (Replacing Directors’ Phantom Stock Units) (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.119	Form of Director Restricted Stock Unit Grant Agreement (Replacing Deferred Compensation Units) (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.120	Form of Director Annual Restricted Stock Unit Award Agreement (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.121	Form of Director Restricted Stock Unit Agreement for Deferred Compensation (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.123	Form of Restricted Stock Unit Award Agreement, as of June 10, 2009 (Company’s Form 8-K filed on June 12, 2009)
*10.124	Form of Performance Unit Award Agreement for Peter Karmanos and Laura Fournier (Revenue Condition) dated December 7, 2009 (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)
*10.125	Performance Unit Award Agreement for Peter Karmanos (Revenue Condition, subject to Section 162(m)) dated December 7, 2009 (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)
*10.126	Form of Performance Unit Award Agreement for Peter Karmanos and Laura Fournier (IPO Condition) dated December 7, 2009 (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)
*10.127	Performance Unit Award Agreement for Robert Paul dated December 7, 2009 (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)
*10.128	2009 Covisint Corporation Long Term Incentive Plan (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)
*10.129	Form of Covisint Option Agreement (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)
*10.130	Compuware Executive Incentive Agreement – Corporate (Company’s Form 8-K filed on July 8, 2011)
*10.131	Form of Stock Option Agreement (Company’s Form 8-K filed on July 8, 2011)

*10.132	Stock Option Agreement dated June 20, 2011 granting an option to purchase 2,500,000 shares of Compuware common stock to Joseph R. Angileri (Company’s Form 10-Q for the quarterly period ended June 30, 2011)
*10.133	Stock Option Agreement dated June 20, 2011 granting an option to purchase 500,000 shares of Compuware common stock to Joseph R. Angileri (Company’s Form 10-Q for the quarterly period ended June 30, 2011)
*10.134	Restricted Stock Unit Award Agreement dated June 20, 2011 between Compuware Corporation and Joseph R. Angileri (Company’s Form 10-Q for the quarterly period ended June 30, 2011)
*10.135	Amended and Restated 2007 Long Term Incentive Plan (approved August 2011) (Attachment A to the Company’s proxy statement filed on July 14, 2011)
*10.136	Executive Employment Agreement between the Company and Peter Karmanos, dated as of July 1, 2011 (Company’s Form 10-Q for the quarterly period ended September 30, 2011)
*10.137	Compuware Corporation Claw-Back Policy, adopted June 30, 2012 (Company’s Form 8-K filed July 6, 2012)
*10.138	Form of Stock Option Agreement (as of April 2012) (Company’s Form 10-Q for the quarterly period ended June 30, 2012)
*10.139	Form of Restricted Stock Unit Award Agreement (as of April 2012) (Company’s Form 10-Q for the quarterly period ended June 30, 2012)
*10.140	Compuware Executive Incentive Agreement – Corporate (Company’s Form 8-K filed September 14, 2012)
*10.141	Form of Stock Option Award Agreement – Performance (Company’s Form 8-K filed September 14, 2012)
*10.142	Post-Retirement Consulting Agreement, dated October 25, 2012, between the Company and Peter Karmanos, Jr. (Company’s Form 8-K filed October 29, 2012)
*10.143	Amendment No. 2 to Amended and Restated 2007 Long Term Incentive Plan (Company’s Form 8-K filed January 30, 2013)
*10.144	Amendment No. 3 to 2007 Long Term Incentive Plan (Company’s Form 8-K filed January 30, 2013)
*10.145	Amendment No. 1 to Covisint Option Agreement (as of December 2012) (Company’s Form 10-Q for the quarterly period ended December 31, 2012)
*10.146	Amendment No. 1 to Amended and Restated 2007 Long Term Incentive Plan (as of July 2011) (Company’s Form 10-Q for the quarterly period ended December 31, 2012)
*10.147	Amendment No. 2 to 2007 Long Term Incentive Plan (as of July 2011) (Company’s Form 10-Q for the quarterly period ended December 31, 2012)
*10.148	Form of Stock Option Agreement – 3 Year Performance (as of May 2013) †
*10.149	Form of Severance Agreement with Robert C. Paul, Joseph R. Angileri, Daniel S. Follis, Jr. and Laura L. Fournier †
*10.150	Form of Covisint Stock Option Agreement for Non-employee Directors ††
21.1	Subsidiaries of the Registrant †
23.1	Consent of Independent Registered Public Accounting Firm †
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
31.3	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ††
31.4	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ††
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

†	Previously furnished or filed with the Company’s Annual Report on Form 10-K for fiscal 2013.

†† Filed herewith.