Form 10-Q
period 2013-06-30
COMPUWARE CORP
filed 2013-08-06
CIK 859014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

    OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______                                                                                                                .

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

As of August 2, 2013, there were outstanding 214,648,639 shares of Common Stock, par value $.01, of the registrant.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

ASSETS	June 30, 2013	March 31, 2013

CURRENT ASSETS:
Cash and cash equivalents	$81,329	$89,873
Accounts receivable, net	354,404	424,587
Deferred tax asset, net	43,062	37,618
Income taxes refundable	4,674	4,951
Prepaid expenses and other current assets	35,733	36,210
Total current assets	519,202	593,239

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	297,405	302,492

CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	113,748	116,663

ACCOUNTS RECEIVABLE	181,343	174,891

DEFERRED TAX ASSET, NET	30,587	31,754

GOODWILL	724,800	722,042

OTHER ASSETS	30,451	32,201

TOTAL ASSETS	$1,897,536	$1,973,282

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$12,900	$18,717
Accrued expenses	92,002	103,994
Income taxes payable	24,729	14,507
Deferred revenue	386,105	417,862
Total current liabilities	515,736	555,080

LONG TERM DEBT	15,000	18,000

DEFERRED REVENUE	294,988	310,453

ACCRUED EXPENSES	17,985	27,873

DEFERRED TAX LIABILITY, NET	54,588	63,650
Total liabilities	898,297	975,056

SHAREHOLDERS' EQUITY:
Common stock	2,141	2,132
Additional paid-in capital	731,622	713,580
Retained earnings	280,780	301,298
Accumulated other comprehensive loss	(15,304)	(18,784)
Total shareholders' equity	999,239	998,226

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,897,536	$1,973,282

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,
	2013	2012
REVENUES:
Software license fees	$35,406	$33,994
Maintenance fees	98,528	102,949
Subscription fees	20,785	20,479
Professional services fees	48,696	48,152
Application services fees	24,101	20,587

Total revenues	227,516	226,161

OPERATING EXPENSES:
Cost of software license fees	5,406	4,825
Cost of maintenance fees	8,221	8,946
Cost of subscription fees	8,147	7,393
Cost of professional services	40,349	42,301
Cost of application services	24,261	17,721
Technology development and support	26,535	26,497
Sales and marketing	59,493	62,190
Administrative and general	38,228	39,725
Restructuring costs	5,112

Total operating expenses	215,752	209,598

INCOME FROM OPERATIONS	11,764	16,563

OTHER INCOME (EXPENSE), NET	202	52

INCOME BEFORE INCOME TAX PROVISION	11,966	16,615

INCOME TAX PROVISION	1,999	6,147

NET INCOME	$9,967	$10,468

Basic earnings per share	$0.05	$0.05

Diluted earnings per share	$0.05	$0.05

Dividends declared per common share	$0.125	$-

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX
Foreign currency translation adjustments	$3,223	$(12,115)

TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(257)	(3,287)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	3,480	(8,828)

COMPREHENSIVE INCOME	$13,447	$1,640

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2013	2012
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$9,967	10,468
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	16,452	15,369
Stock award compensation	10,437	8,289
Deferred income taxes	(14,148)	(884)
Other	13	9
Net change in assets and liabilities, net of effects from currency fluctuations:
Accounts receivable	60,935	84,862
Prepaid expenses and other assets	1,871	(685)
Accounts payable and accrued expenses	(25,892)	(36,468)
Deferred revenue	(41,987)	(68,088)
Income taxes	11,002	5,253
Net cash provided by operating activities	28,650	18,125

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of:
Property and equipment	(1,667)	(2,244)
Capitalized software	(5,745)	(8,846)
Other	(275)	(600)
Net cash used in investing activities	(7,687)	(11,690)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from borrowings	26,500	41,000
Payments on borrowings	(29,500)	(49,500)
Net proceeds from exercise of stock awards including excess tax benefits	7,105	2,517
Employee contribution to stock purchase plans	651	818
Repurchase of common stock	(4,962)	(14,075)
Dividends	(26,741)
Other	(299)
Net cash used in financing activities	(27,246)	(19,240)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,261)	(2,868)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,544)	(15,673)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,873	99,180

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,329	$83,507

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2013, final amounts may differ from these estimates.

In the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2013 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet at March 31, 2013 has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for interim periods are not necessarily indicative of results expected to be achieved for the full fiscal year.

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

For revenue arrangements where there is a lack of VSOE for any undelivered elements, license fee revenue is deferred and recognized upon delivery of those elements or when VSOE can be established. However, when maintenance or software related professional services are the only undelivered elements, the license fee revenue is recognized on a ratable basis over the longer of the maintenance term or the period the software related professional services are expected to be performed. Such transactions include time-based licenses and certain unlimited capacity licenses, as the Company has not established VSOE for the undelivered elements in these arrangements. In order to comply with SEC Regulation S-X, Rule 5-03(b), which requires product, services and other categories of revenue to be displayed separately on the income statement, the Company separates the license fee, maintenance fee and software related professional services fee (which is included in professional services fees) associated with these types of arrangements based on its determination of fair value. The Company applies VSOE for maintenance related to perpetual license transactions and stand-alone software related professional services arrangements as a reasonable and consistent approximation of fair value to separate license fee, maintenance fee and software related professional services fee revenue for income statement classification purposes.

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

Subscription fees

Subscription fees relate to arrangements that permit our customers to access and utilize our hosted software delivered on a software-as-a-service (“SaaS”) basis. Subscription fees are deferred upon contract execution and are recognized ratably over the term of the subscription.

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

Research and development

Research and development (“R&D”) costs primarily include the cost of programming personnel and amounted to $25.2 million and $25.6 million for the three months ended June 30, 2013 and 2012, respectively. R&D costs related to our software solutions are reported as “technology development and support” and for our application services network, the costs are reported as “cost of application services” in the condensed consolidated statements of comprehensive income.

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

The Company’s effective tax rate for the first quarter of 2014 was 16.7% as compared to 37.0% for the first quarter of 2013. The decline in the effective rate was primarily due to the recording of a benefit related to stock compensation as a result of a change in our expectation regarding the tax deductibility of compensation for a certain officer during the first quarter of 2014.  The tax deductibility of this officer’s compensation is no longer subject to the tax deduction threshold for officer compensation.  Accordingly, a deferred tax asset was recorded related to the stock compensation that was previously expected to be disallowed for tax purposes.

Cash paid for income taxes was $3.7 million and $3.1 million for the first quarters of 2014 and 2013, respectively.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We plan to adopt this ASU in fiscal 2015 and do not expect it to have a significant impact on our financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210)”. The amendments in this ASU require improved disclosure information about financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. Subsequently in January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”, which clarifies the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. These ASUs should be applied retrospectively for all comparative periods presented for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The requirements of these ASUs were adopted during our quarter ended June 30, 2013 and did not have a significant impact on our disclosures.

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

As of June 30, 2013, our loans receivable balance consisted of a note due from ForeSee Results, Inc. The terms of the note require quarterly payments of principal and interest through March 31, 2015 at an annual interest rate of 7.0%.

The following is an aged analysis of our products and loans financing receivables based on invoice dates as of June 30, 2013 and March 31, 2013 (in thousands):

	As of June 30, 2013
			Greater than
	0-29 days	30-90 days	90 days		Total
	past	past	past		financing
	invoice date	invoice date	invoice date	Unbilled	receivables
Pass rating
Software products	$1,202	$991	$304	$41,929	$44,426
Loans				3,327	3,327
Total	1,202	991	304	45,256	47,753

Watch rating
Software products			170		170

Total financing receivables	$1,202	$991	$474	$45,256	$47,923

	As of March 31, 2013
			Greater than
	0-29 days	30-90 days	90 days		Total
	past	past	past		financing
	invoice date	invoice date	invoice date	Unbilled	receivables
Pass rating
Software products	$3,311	$679	$1,324	$42,659	$47,973
Loans				3,771	3,771
Total	3,311	679	1,324	46,430	51,744

Watch rating
Software products			179		179

Total financing receivables	$3,311	$679	$1,503	$46,430	$51,923

As of June 30, 2013 and March 31, 2013, the allowance for credit losses on our financing receivables was $170,000 and $179,000.

Note 3 - Foreign Currency Transactions and Derivatives

The Company is exposed to foreign exchange rate risks related to assets and liabilities that are denominated in non-local currency and current inter-company balances due to and from the Company’s foreign subsidiaries. The Company enters into foreign currency forward contracts to sell or buy currencies with the intent of mitigating foreign exchange rate risks related to these balances. The Company does not hedge currency risk related to anticipated revenue or expenses denominated in foreign currency. All foreign exchange derivatives are recognized in the condensed consolidated balance sheets at fair value. See note 4 of the condensed consolidated financial statements for further information.

The foreign currency net gains or (losses) for the three months ended June 30, 2013 and 2012 were ($544,000) and $737,000, respectively. The hedging transaction net gains or (losses) from foreign exchange derivative contracts for the three months ended June 30, 2013 and 2012 were $10,000 and ($213,000), respectively. These amounts were recorded to “administrative and general” in the condensed consolidated statements of comprehensive income.

The Company has derivative contracts maturing through July 2013 to sell $3.2 million and purchase $23.8 million in foreign currencies at June 30, 2013 and had derivative contracts maturing through April 2013 to sell $1.8 million and purchase $15.5 million in foreign currencies at March 31, 2013.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2013
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash equivalents - money market funds	$2,804	$2,804	-	-

Liabilities:

Foreign exchange derivatives	$124	-	$124	-

	As of March 31, 2013
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash equivalents - money market funds	$11,525	$11,525	-	-

Foreign exchange derivatives	$31	-	$31	-

Non-financial assets such as goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. See note 7 of the condensed consolidated financial statements for further information.

Note 5 - Computation of Earnings per Common Share

Earnings per common share data were computed as follows (in thousands, except per share amounts):

	Three Months Ended
	June 30,
Basic earnings per share:	2013	2012

Numerator:
Net income	$9,967	$10,468

Denominator:
Weighted-average common shares outstanding	213,640	217,510

Basic earnings per share	$0.05	$0.05

Diluted earnings per share:

Numerator:
Net income	$9,967	$10,468

Denominator:
Weighted-average common shares outstanding	213,640	217,510
Dilutive effect of stock awards	6,054	3,886

Total shares	219,694	221,396

Diluted earnings per share	$0.05	$0.05

During the three months ended June 30, 2013 and 2012, stock awards to purchase 2.2 million and 14.5 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive and stock awards to purchase 5.4 million and 1.4 million shares, respectively, were excluded from the calculation because the performance conditions for vesting had not yet been met. See note 6 for a discussion of options with performance conditions and performance based stock awards.

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

ESOP/401(k)

The Company provides a matching program for the 401(k) component of the ESOP/401(k). The Company matches 33% of employees’ 401(k) contributions up to 2% of eligible earnings. Matching contributions by the Company vest 100% when an employee attains three years of service with the Company. The Company expensed $1.3 million related to this program during both the first quarter of 2014 and the first quarter of 2013.

Stock Option Activity

Options that Vest Based on Service Conditions Only

A summary of activity for options that vest based on service conditions only under the Company’s stock-based compensation plans as of June 30, 2013, and changes during the three months then ended is presented below (shares and intrinsic value in thousands):

	Three Months Ended
	June 30, 2013
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of March 31, 2013	19,076	$8.44
Granted	117	10.73
Exercised	(885)	7.46		$3,363
Forfeited	(74)	11.33
Cancelled/expired	(68)	10.04
Options outstanding as of June 30, 2013	18,166	$8.48	6.38	$36,724

Options vested and expected to vest, net of estimated forfeitures, as of June 30, 2013	17,574	$8.45	6.30	$36,021

Options exercisable as of June 30, 2013	11,903	$8.22	5.36	$26,944

The average fair value of stock options vested during the three months ending June 30, 2013 and 2012 was $4.19 and $4.21 per share, respectively.

Options that Vest Based on both Performance and Service Conditions (“Performance Options”)

As of June 30, 2013, 3.3 million stock options that vest based on both service and performance conditions were outstanding. The performance vesting conditions for these options are based on company-wide revenue and earnings targets. As of June 30, 2013, it is deemed probable that the performance targets for approximately 479,000 of these options will be achieved. Expense totaling $327,000 was recorded in the condensed consolidated statement of comprehensive income related to these stock options during the first quarter of 2014.

A summary of activity for options that vest based on the achievement of both service and performance conditions under the Company’s stock-based compensation plans as of June 30, 2013, and changes during the three months then ended is presented below (shares and intrinsic value in thousands):

	Three Months Ended
	June 30, 2013
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of March 31, 2013	3,648	$9.79
Granted	594	11.30
Forfeited/Cancelled	(926)	9.92
Options outstanding as of June 30, 2013	3,316	$10.02	9.33	$1,800

Options vested and expected to vest, net of estimated forfeitures, as of June 30, 2013	479	$11.30	9.88	$-

Options exercisable as of June 30, 2013	-	$-	-	$-

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes option pricing model were as follows:

	Three Months Ended
	June 30,
	2013	2012

Expected volatility	39.24%	41.27%
Risk-free interest rate	1.54%	1.01%
Expected lives at date of grant (in years)	7.5	6.1
Weighted-average fair value of the options granted	$2.82	$3.58
Dividend yield assumption (1)	4.41%	0.00%

(1)
In January 2013, our Board of Directors announced its intention to begin paying cash dividends totaling $0.50 per share annually, to be paid quarterly beginning in the first quarter of fiscal 2014. Prior to that, the Company had never paid a dividend or announced any intentions to pay a dividend.

Restricted Stock Units and Performance-Based Stock Awards Activity

A summary of non-vested restricted stock units (“RSUs”) and performance-based stock awards (“PSAs” and collectively “Non-vested RSU”) activity under the Company’s LTIP as of June 30, 2013, and changes during the three months then ended is presented below (shares and intrinsic value in thousands):

	Three Months Ended
	June 30, 2013
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Non-vested RSU outstanding as of March 31, 2013	4,850
Granted	327	$11.60
Dividend Equivalents Issued	45	10.93
Released	(354)		$4,039
Forfeited	(45)
Non-vested RSU outstanding as of June 30, 2013	4,823

Approximately 31,000 PSAs with performance conditions based on company-wide revenue and earnings targets were outstanding as of June 30, 2013. It is not deemed probable that these targets will be achieved as of June 30, 2013.

During the first quarter of 2014, the Company paid its first quarterly dividend of $0.125 per share. In connection with this, approximately 45,000 dividend equivalent shares were issued to participants holding non-vested RSUs as of the dividend record date.

Stock Awards Compensation

Stock award compensation expense was allocated as follows (in thousands):

	Three Months Ended
	June 30,
	2013	2012
Stock-based compensation classified as:

Cost of maintenance fees	$178	$217
Cost of subscription fees	29	35
Cost of professional services	84	92
Cost of application services	486	322
Technology development and support	575	644
Sales and marketing	2,776	1,784
Administrative and general	4,518	5,195
Restructuring costs	1,791

Total stock-based compensation expense before income tax provision	$10,437	$8,289

As of June 30, 2013, it is expected that total unrecognized compensation cost of $27.4 million, net of estimated forfeitures, related to nonvested equity awards that are expected to vest will be recognized over a weighted-average period of approximately 1.90 years.

Covisint Corporation 2009 Long-Term Incentive Plan

As of June 30, 2013, there were 4.3 million stock options outstanding from the 2009 Covisint LTIP, which reflects the Covisint board of directors approved 30-for-1 stock split on May 23, 2013. The majority of these options will vest only if, prior to August 26, 2015, Covisint completes an initial public offering (“IPO”) or if there is a change in control of the Covisint segment (“Covisint”).

Certain employees who received stock options from the 2009 Covisint LTIP were also awarded PSAs from the Company’s 2007 LTIP. As of June 30, 2013, there were 1.5 million PSAs outstanding. Approximately 1.1 million of these PSAs will vest only if Covisint does not complete an IPO or a change in control transaction by August 25, 2015 and the Covisint business meets a pre-defined revenue target for any four consecutive calendar quarters ending prior to August 26, 2015 or upon a change in control of Compuware. The remaining PSAs will vest only if Covisint completes an IPO or change in control by August 25, 2015.

As of June 30, 2013, unrecognized compensation cost related to Covisint options totaled approximately $24.7 million. This expense will become recognizable upon an IPO or change in control of Covisint, with a cumulative catch-up in the period in which the IPO occurs. It is expected that approximately 70 percent of this expense will be incurred in the fiscal year in which an IPO or change in control of Covisint occurs. If an IPO or change of control occurs prior to August 26, 2015, the PSAs granted to employees with Covisint stock options will be cancelled. As a result, expense will be recognized for the Covisint stock options, but all prior expense taken for the PSAs for employees with Covisint stock options will be reversed.

Note 7 – Goodwill, Capitalized Software and Other Intangible Assets

Goodwill

The Company has the following reporting units: Application Performance Management (“APM”), Mainframe (“MF”), Changepoint (“CP”), Uniface (“UF”), Professional Services (“PS”) and Covisint Application Services (“AS” or “Covisint”). The changes in the carrying amount of goodwill by reporting unit during the three months ended June 30, 2013 are summarized as follows (in thousands):

	APM	MF	CP	UF	PS	AS	Total
Goodwill as of March 31, 2013	$469,947	$140,557	$22,079	$21,280	$42,794	$25,385	$722,042

Effect of foreign currency translation	2,758	-	-	-	-	-	2,758

Goodwill as of June 30, 2013	$472,705	$140,557	$22,079	$21,280	$42,794	$25,385	$724,800

Capitalized software and other intangible assets

The components of the Company’s capitalized software and other intangible assets are as follows (in thousands):

	As of June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,402		$4,402

Amortized intangible assets:
Capitalized software
Internally developed	249,617	$(189,551)	60,066
Purchased	165,497	(144,953)	20,544
Customer relationship	52,049	(26,284)	25,765
Other	20,014	(17,043)	2,971
Total amortized intangible assets	$487,177	$(377,831)	$109,346

	As of March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,428		$4,428

Amortized intangible assets:
Capitalized software
Internally developed	243,872	$(184,732)	59,140
Purchased	165,117	(142,453)	22,664
Customer relationship	52,036	(25,281)	26,755
Other	19,884	(16,208)	3,676
Total amortized intangible assets	$480,909	$(368,674)	$112,235

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

Amortization of intangible assets

Amortization expense of capitalized software, customer relationship and other intangible assets was as follows (in thousands):

	Three Months Ended
	June 30,
	2013	2012
Amortized intangible assets:
Capitalized software
Internally developed	$4,819	$3,470
Purchased	2,370	2,407
Customer relationship	1,031	1,044
Other	762	919

Total amortization expense	$8,982	$7,840

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

Based on the capitalized software, customer relationship and other intangible assets recorded through June 30, 2013, the annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (in thousands):

	Fiscal Year Ended March 31,
	2014	2015	2016	2017	2018	Thereafter
Amortized intangible assets:
Capitalized software	$28,229	$23,593	$19,981	$10,846	$4,706	$444
Customer relationship	4,123	4,123	4,123	3,958	3,814	6,655
Other	2,995	738	-	-	-	-

Total amortization expense	$35,347	$28,454	$24,104	$14,804	$8,520	$7,099

Note 8 – Segment Information

The Company evaluates the performance of its segments based primarily on revenue growth and contribution margin which is operating profit before certain charges such as restructuring, internal information system support, finance, human resources, legal, administration and other corporate charges (“unallocated expenses”). Transactions between segments are eliminated.  The allocation of income taxes is not evaluated at the segment level. Financial information for the Company’s business segments was as follows (in thousands):

	Three Months Ended
	June 30, 2013
							Unallocated
							Expenses
	APM	MF	CP	UF	PS	AS	& Eliminations (1)	Total

Software license fees	$22,011	$9,732	$2,196	$1,467	$-	$-	$-	$35,406

Maintenance fees	23,704	63,458	4,127	7,239	-	-	-	98,528

Subscription fees	20,132	-	653	-	-	-	-	20,785

Professional services fees	7,602	69	3,569	1,124	36,986	-	(654)	48,696

Application services fees	-	-	-	-	-	24,101	-	24,101

Total revenues	73,449	73,259	10,545	9,830	36,986	24,101	(654)	227,516

Operating expenses	74,046	19,176	10,314	5,170	30,632	25,423	50,991	215,752

Contribution / operating margin	$(597)	$54,083	$231	$4,660	$6,354	$(1,322)	$(51,645)	$11,764

(1)	Unallocated operating expenses include $5.1 million in restructuring expenses. See note 10 for additional information.

	Three Months Ended
	June 30, 2012
							Unallocated
	APM	MF	CP	UF	PS	AS	Expenses	Total

Software license fees	$22,357	$9,050	$793	$1,794	$-	$-	$-	$33,994

Maintenance fees	20,765	70,546	4,130	7,508	-	-	-	102,949

Subscription fees	19,852	-	627	-	-	-	-	20,479

Professional services fees	8,195	293	3,444	1,176	35,044	-	-	48,152

Application services fees	-	-	-	-	-	20,587	-	20,587

Total revenues	71,169	79,889	8,994	10,478	35,044	20,587	-	226,161

Operating expenses	76,096	22,845	9,689	5,419	28,920	18,016	48,613	209,598

Contribution / operating margin	$(4,927)	$57,044	$(695)	$5,059	$6,124	$2,571	$(48,613)	$16,563

The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly such information is not provided.

Financial information regarding geographic operations is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2013	2012
Revenues:
United States	$141,963	$144,844
Europe and Africa	51,725	49,374
Other international operations	33,828	31,943
Total revenues	$227,516	$226,161

	As of	As of
	June 30,	March 31,
	2013	2013
Long-lived assets
United States	$881,760	$888,032
Austria	203,004	201,224
Other	18,051	17,082
Total long-lived assets	$1,102,815	$1,106,338

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

As of June 30, 2013 and March 31, 2013, the Company’s debt balance under its credit facility was $15.0 million and $18.0 million, respectively, and was classified as long term.

The credit facility contains various covenant requirements, including limitations on liens; indebtedness; mergers, consolidations and acquisitions; asset sales; dividends; investments, loans and advances from the Company; transactions with affiliates; and limits additional borrowing outside of the facility to $250 million. The credit facility is also subject to maximum total debt to EBITDA and minimum fixed charge coverage financial covenants. Additionally, the Company is required to maintain at least a 0.25 to 1.0 cushion below its consolidated total leverage ratio maximum of 2.5 to 1.0 on a pro forma basis in the case of any stock repurchases, acquisitions or dividends in excess of $50 million in any fiscal year. The Company was in compliance with the covenants under the credit facility at June 30, 2013.

Borrowings under the credit facility bear interest at the base rate (the greatest of the prime rate, the federal funds effective rate plus one percent, or the daily LIBOR rate plus one percent) or the Eurodollar rate, at the Company’s option, plus the applicable margin (which is based on the level of maximum total debt to EBITDA ratio). For the three months ended June 30, 2013, interest rates on outstanding borrowings were at a weighted average rate of 2.2%. The Company pays a quarterly fee on the credit facility based on the applicable margin grid. Interest and fees related to the credit facility were $229,000 and $482,000 during the three months ended June 30, 2013 and 2012, respectively.

Cash paid for interest during the first quarters of 2014 and 2013 was $266,000 and $512,000, respectively.

Note 10 – Restructuring Charges

In February 2013, the Company approved the initial phase of a restructuring plan designed to achieve cost savings, which involves reductions in our global workforce of approximately 210 employees (less than 5% of our total workforce), including employees across all operating and administrative divisions, and the early termination of certain operating leases and the closing or reduction in size of 20 office facilities worldwide.

During the first quarter of 2014, the Company recorded a charge of approximately $5.1 million for costs associated with these reductions, primarily related to severance costs for 67 terminated employees. The Company anticipates that approximately $4.3 million in additional employee termination charges and $4.0 million in lease abandonment costs will be taken during the remainder of fiscal 2014 for the initial phase of the restructuring plan, and it is expected that the activities in the initial phase will be completed before December 31, 2013.

The following table summarizes the restructuring accrual as of March 31, 2013 and changes to the accrual during the first quarter of fiscal 2014 (in thousands):

	Employee Termination Benefits	Lease Abandonment Costs	Other	Total Restructuring Activity
Accrual at March 31, 2013	$4,670	$2,717	$80	$7,467

Restructuring charge	5,110	-	2	5,112

Payments	(4,770)	(405)	(67)	(5,242)

Non-cash charges	(1,791)	-	-	(1,791)

Accrual at June 30, 2013	$3,219	$2,312	$15	$5,546

The Company evaluates its business segments prior to restructuring charges. Lease abandonment and other restructuring charges were not related to any specific segment. Employee termination benefits related to employees across the business units as follows (in thousands):

	Quarter Ended
	June 30, 2013
							Unallocated
	APM	MF	CP	UF	PS	AS	Expenses	Total
Employee termination benefits	$1,040	$384	$36	$189	$84	$95	$3,282	$5,110

As of June 30, 2013, $4.4 million of the restructuring accrual was recorded in current “accrued expenses” with the remaining balance of $1.1 million recorded in long-term “accrued expenses” in the condensed consolidated balance sheets.

The accruals for employee termination benefits at June 30, 2013 primarily represent the amounts to be paid to employees that have been terminated as a result of initiatives described above.

The accruals for lease abandonment costs at June 30, 2013 represent the expected payments related to leases that have been terminated before the end of the contractual term. For terminated operating leases, the accrual includes the remaining fair value of lease obligations for exited and demised locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2015. Projected sublease income is based on management’s estimates, which are subject to change.

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
Detroit, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of June 30, 2013, and the related condensed consolidated statements of comprehensive income and cash flows for the three-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Compuware Corporation and subsidiaries as of March 31, 2013, and the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 29, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
August 6, 2013

COMPUWARE CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is intended to provide an understanding of our financial condition, changes in financial condition, cash flow, liquidity and results of operations. The MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in item 8 of  this report and our annual report on Form 10-K for the fiscal year ended March 31, 2013, particularly “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”. References to years are to fiscal years ended March 31 unless otherwise specified.

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

The material risks and uncertainties that we believe affect us are summarized below. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties discussed elsewhere in this report and the other reports we file with the Securities and Exchange Commission (see for example Item 1A Risk Factors in our 2013 Form 10-K), as well as other risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial, may also impair business operations. This report is qualified in its entirety by these risk factors and those listed below. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and shareholders could lose all or part of their investment.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Summary of Risk Factors

•	A substantial portion of our mainframe segment revenue is dependent on our customers’ continued use of International Business Machines Corporation and IBM-compatible products.

•	Our product revenue is dependent on the acceptance of our pricing structure for our software solutions.

•	Maintenance revenue could continue to decline.

•
Our primary source of profitability is from our mainframe segment. As revenues in this segment decline, our profitability will decline unless we are able to significantly increase margins in other operating segments.

•
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

COMPUWARE CORPORATION AND SUBSIDIARIES

We have identified the APM market as a key source of future revenue growth. Web, mobile and cloud applications and the complex distributed applications delivery chain supporting them have become increasingly critical to a company’s brand awareness, revenue growth and overall market share. Because of this, the market for APM solutions is significant and growing rapidly.  APM includes both software licensed for use on the customer’s premises and hosted software delivered through a SaaS model. The SaaS solutions are designed to test and monitor the performance, availability and quality of companies’ web and mobile applications. Services are delivered to customers entirely through on-demand, hosted technology in which a single instance of the software serves multiple customers. The on-premises licensed solutions provide detailed application insight that identifies and helps correct the causes of poor application performance within client workstations, network, server, Java and .NET environments and enable continuous tracking of transactions and provide exact identification of performance problems. We are investing in our APM solutions with the goal of providing solutions that are best-in-class within the APM market. Specifically, our investments include: (1) enhancements to our global hosted services network with specific focus on ease of use, time-to-value and data analytics in mobile and cloud application performance capabilities and in video streaming performance; (2) enhancements to our on-premises solutions that are focused on optimizing application performance and accelerating time to market; and (3) enhancements which combine our on-premises software and SaaS solution into a single platform that provides performance metrics for web, non-web, mobile, streaming and cloud applications in a single solution.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

The professional services reporting segment is focused on achieving modest revenue growth and improved margins by delivering high quality solutions and resources to our customers that meet their needs from application development through project management. Our goal is to provide the expertise, best practices and agility needed to meet our customers’ critical technology challenges. Areas of growth that we have identified are cloud and mobile application development, machine to machine and legacy services. Enhancing our competencies in these areas will provide an opportunity to continue growing the segment’s revenue and contribution margin.

Quarterly Update

The following occurred during the first quarter of 2014:

•	Achieved an increase in total revenue of $1.4 million during the first quarter of 2014 as compared to the first quarter of 2013 due to a $3.5 million increase in application services fees, a $1.4 million increase in software license fees, a $544,000 increase in professional services fees and a $306,000 increase in subscription fees partially offset by a $4.4 million decline in maintenance fees.
•	Experienced a decline in operating margin to 5.2% during the first quarter of 2014 as compared to 7.3% during the first quarter of 2013 due primarily to the decline in the Covisint contribution margin and restructuring charges, offset in part, by an increase in the APM contribution margin (see “Business Segment Analysis” for additional information).
•	Realized $10.0 million of net income compared to $10.5 million during the first quarter of last year. On a non-GAAP basis, excluding stock compensation expense, amortization of purchased software and other acquired intangibles, restructuring charges and certain advisory fees, net income increased $3.3 million or 17.5% in the first quarter of 2014 as compared to the first quarter of 2013. See the “GAAP to non-GAAP Reconciliation” section below for a complete reconciliation of net income and earnings per share.
•	Professional services segment revenue increased $1.9 million or 5.5% during the first quarter of 2014 as compared to the first quarter of 2013. Contribution margin remained consistent with the prior year (see “Professional Services” for additional information).
•	Covisint revenue increased $3.5 million or 17.1% from the first quarter of 2013. Contribution margin declined to negative 5.5% in the first quarter of 2014 from positive 12.5% during the first quarter of 2013 as we continue to invest in additional resources to support and grow the business.
•	Incurred $5.1 million in restructuring costs as we move forward with our plans to eliminate approximately $80 million to $100 million of administrative and general and non-core operational costs over the next two years.
•	Declared and paid the Company’s first quarterly cash dividend of $0.125 per share.

In May 2013, Covisint Corporation, currently a wholly owned subsidiary of Compuware, filed a registration statement with the U.S. Securities and Exchange Commission for a possible initial public offering of up to 20% of its common stock ("Proposed IPO"). The Proposed IPO is intended, among other things, to give Covisint greater flexibility to pursue strategic opportunities and to increase its visibility in the marketplace. The Proposed IPO is expected to commence during fiscal 2014 as market conditions permit and is also subject to completion of the SEC’s review process. Our current plan is to distribute any remaining Covisint shares owned by Compuware directly to Compuware shareholders within 12 months of completing the IPO, subject to approval by our Board of Directors, receipt of consent from the lenders under our revolving credit agreement, applicable regulatory approvals, and certain tax expectations.

COMPUWARE CORPORATION AND SUBSIDIARIES

Our ability to execute our strategies and achieve our objectives is subject to a number of risks and uncertainties. See "Forward-Looking Statements".

GAAP TO NON-GAAP RECONCILIATION

In an effort to provide investors with additional information regarding the Company's results as determined by U.S. generally accepted accounting principles (“GAAP”), the Company has provided non-GAAP net income and non-GAAP diluted earnings per share. These financial measures exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP. These non-GAAP financial measures exclude stock compensation expense; amortization of acquired software and intangible assets; restructuring charges; goodwill impairment charges; advisory fees associated with certain shareholder actions and business transformation; and the related tax impacts of these items. Each of the non-GAAP adjustments is described in more detail below. The table below provides a reconciliation of each of these non-GAAP measures to its most comparable GAAP financial measure.

We believe that inclusion of these non-GAAP financial measures provides better comparability with our historical financial results and with the results of many of our competitors. In addition, we believe these non-GAAP financial measures are useful to investors because they allow investors to review supplemental information used internally by management to evaluate our financial results and operational effectiveness.  These non-GAAP measures also represent the means by which we communicate our earnings guidance to investors.

While we believe that these non-GAAP financial measures provide useful supplemental information, there are limitations associated with the use of these non-GAAP financial measures. These non-GAAP financial measures are not prepared in accordance with GAAP, are not audited, and do not reflect a comprehensive system of accounting and may not be completely comparable to similarly titled measures of other companies due to potential differences in the exact method of calculation between companies. Items such as stock compensation expense; amortization of acquired software and intangible assets; restructuring charges; goodwill impairment charges; advisory fees associated with certain shareholder actions and business transformation; and the related tax impacts of these items that are excluded from our non-GAAP financial measures can have a material impact on net income. As a result, these non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, net income or loss, cash flow from operations or other measures of performance prepared in accordance with GAAP. We compensate for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by reconciling the non-GAAP financial measures to their most comparable GAAP financial measure. We have procedures in place to ensure that these measures are calculated using the appropriate GAAP components in their entirety and to ensure that our performance is properly reflected to facilitate consistent period-to-period comparisons. Management excludes the non-GAAP adjustments on a net-of-tax basis in evaluating our performance. Therefore, we exclude the tax impact of these charges when presenting non-GAAP financial measures.

The following discusses the reconciling items from our non-GAAP financial measures to the most comparable GAAP financial measures:

COMPUWARE CORPORATION AND SUBSIDIARIES

•	Stock compensation expense. Our non-GAAP financial measures exclude the compensation expenses required to be recorded by GAAP for equity awards to employees and directors. Although this is a normal recurring expense for us, we believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding this expense, because these costs are generally fixed at the time an award is granted, are then expensed over several years and generally cannot be changed or influenced by management in the current period.

•	Amortization of acquired software and intangible assets. Our non-GAAP financial measures exclude costs associated with the amortization of acquired software and intangible assets. Although this is a normal recurring expense for us, we believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures excluding this expense, because these costs are fixed at the time of acquisition, are then amortized over a period of several years after the acquisition and generally cannot be changed or influenced by management in the current period.

•	Restructuring charges. Our non-GAAP financial measures exclude restructuring charges, and any subsequent changes in estimates, as they relate to our ongoing corporate restructuring activities. We believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures excluding restructuring charges, in order to provide comparability and consistency with historical operating results.

•	Goodwill impairment charge. Our non-GAAP financial measures exclude an impairment charge associated with a decline in the estimated fair value of our professional services business unit. We believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding goodwill impairment charges to provide comparability and consistency with historical operating results.

•	Advisory fees associated with certain shareholder actions and business transformation. During the fourth quarter of fiscal 2013, in response to an unsolicited, nonbinding offer to purchase the outstanding shares of the Company from a shareholder, the Board of Directors announced its willingness to consider other viable offers. We continue to incur consultant fees to analyze the business, review additional requests for information from other interested parties and to implement business transformation plans. We believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding such costs, in order to provide comparability and consistency with historical operating results.

COMPUWARE CORPORATION AND SUBSIDIARIES

Our reconciliation of GAAP to non-GAAP financial information is presented below (in thousands, except for per share data):

	Three Months Ended June 30,
	2013	2012

Net income	$9,967	$10,468

Stock compensation (excluding restructuring stock compensation)	8,646	8,289
Amortization of purchased software	2,370	2,407
Amortization of acquired intangibles	1,793	1,963
Restructuring expenses	5,112	-
Advisory fees	1,156	-

Total adjustments	19,077	12,659

Income tax effect of adjustments	(6,627)	(4,042)

Net income before items	$22,417	$19,085

Diluted earnings per share - GAAP	$0.05	$0.05

Stock compensation (excluding restructuring stock compensation)	0.04	0.04
Amortization of purchased software	0.01	0.01
Amortization of acquired intangibles	0.01	0.01
Restructuring expenses	0.02	-
Advisory fees	0.01	-

Total adjustments	0.09	0.06

Income tax effect of adjustments	(0.03)	(0.02)

Diluted earnings per share before items	$0.10	$0.09

Diluted shares outstanding	219,694	221,396

COMPUWARE CORPORATION AND SUBSIDIARIES

We recently began providing comparable non-GAAP information on our quarterly earnings calls in response to investor and analyst requests.  To assist in understanding the impact of these items on prior periods, we are providing the table  below which includes a comparable reconciliation of GAAP to non-GAAP financial information for each of the quarters and the year in total for the prior fiscal year (in thousands, except for per share data):

	QUARTER ENDED				YEAR ENDED
	JUNE 30, 2012	SEPTEMBER 30, 2012	DECEMBER 31, 2012	MARCH 31, 2013	MARCH 31, 2013

NET INCOME (LOSS)	$10,468	$10,594	$25,340	$(63,653)	$(17,251)

STOCK COMPENSATION (EXCLUDING RESTRUCTURING STOCK COMPENSATION)	8,289	6,890	5,484	11,014	31,677

AMORTIZATION OF PURCHASED SOFTWARE	2,407	2,372	2,420	2,405	9,604

AMORTIZATION OF ACQUIRED INTANGIBLES	1,963	1,939	1,871	1,808	7,581

RESTRUCTURING EXPENSES				12,001	12,001

GOODWILL IMPAIRMENT				71,840	71,840

ADVISORY FEES			146	2,651	2,797

TOTAL ADJUSTMENTS	12,659	11,201	9,921	101,719	135,500

INCOME TAX EFFECT OF ADJUSTMENTS	(4,042)	(3,489)	(3,002)	(19,887)	(30,420)

NON-GAAP NET INCOME	$19,085	$18,306	$32,259	$18,179	$87,829

DILUTED EARNINGS PER SHARE - GAAP	$0.05	$0.05	$0.12	$(0.30)	$(0.08)

RECALCULATED USING DILUTIVE SHARES	$0.05	$0.05	$0.12	$(0.29)	$(0.08)

STOCK COMPENSATION (EXCLUDING RESTRUCTURING STOCK COMPENSATION)	0.04	0.03	0.03	0.05	0.14

AMORTIZATION OF PURCHASED SOFTWARE	0.01	0.01	0.01	0.01	0.04

AMORTIZATION OF ACQUIRED INTANGIBLES	0.01	0.01	0.01	0.01	0.03

RESTRUCTURING EXPENSES	-	-	-	0.05	0.05

GOODWILL IMPAIRMENT	-	-	-	0.33	0.33

ADVISORY FEES	-	-	0.00	0.01	0.01

TOTAL ADJUSTMENTS	0.06	0.05	0.05	0.46	0.62

INCOME TAX EFFECT OF ADJUSTMENTS	(0.02)	(0.02)	(0.01)	(0.09)	(0.14)

NON-GAAP DILUTED EPS	$0.09	$0.08	$0.15	$0.08	$0.40

DILUTED SHARES OUTSTANDING	221,396	219,970	216,872	218,778	219,580

COMPUWARE CORPORATION AND SUBSIDIARIES

BUSINESS SEGMENT ANALYSIS

The following table sets forth, for the periods indicated, certain business segment operational data. We evaluate the performance of our segments based primarily on contribution margin which is operating profit before certain charges such as restructuring, internal information system support, finance, human resources, legal, administration and other corporate charges (“unallocated expenses”). Transactions between segments are eliminated.  The allocation of income taxes is not evaluated at the segment level. Comparisons are to the comparable period of the prior year. Financial information for our business segments was as follows (in thousands):

	Software Solutions							Unallocated Expenses
Three Months Ended:	APM	MF	CP	UF	Total	PS	AS	& Eliminations (1)	Total

June 30, 2013

Total revenues	$73,449	$73,259	$10,545	$9,830	$167,083	$36,986	$24,101	$(654)	$227,516

Operating expenses	74,046	19,176	10,314	5,170	108,706	30,632	25,423	50,991	215,752

Contribution / operating margin	$(597)	$54,083	$231	$4,660	$58,377	$6,354	$(1,322)	$(51,645)	$11,764

Margin %	(0.8%)	73.8%	2.2%	47.4%	34.9%	17.2%	(5.5%)	N/A	5.2%

(1)	Unallocated expenses for fiscal 2014 include $5.1 million in restructuring expenses. See note 10 for additional information.

June 30, 2012

Total revenues	$71,169	$79,889	$8,994	$10,478	$170,530	$35,044	$20,587	$-	$226,161

Operating expenses	76,096	22,845	9,689	5,419	114,049	28,920	18,016	48,613	209,598

Contribution / operating margin	$(4,927)	$57,044	$(695)	$5,059	$56,481	$6,124	$2,571	$(48,613)	$16,563

Margin %	(6.9%)	71.4%	(7.7%)	48.3%	33.1%	17.5%	12.5%	N/A	7.3%

Software Segments

Revenue associated with our software solutions consists of software license fees, maintenance fees, subscription fees and professional services fees (software related services).

Application Performance Management

The financial results of operations for our APM segment were as follows (in thousands):

	Three Months Ended
	June 30,
	2013	2012	% Change
Revenue
Software license fees	$22,011	$22,357	(1.5)%
Maintenance fees	23,704	20,765	14.2
Subscription fees	20,132	19,852	1.4
Professional services fees	7,602	8,195	(7.2)
Total revenue	73,449	71,169	3.2

Operating expenses	74,046	76,096	(2.7)

Contribution margin	$(597)	$(4,927)	87.9%

Contribution margin %	(0.8%)	(6.9%)

APM segment revenue increased $2.3 million during the first quarter of 2014 due primarily to an increase in maintenance fees partially offset by a decline in professional services fees. The increase in maintenance fees was related to our growing customer base. Professional services fees declined due to a reduced need for implementation services for our APM products as newer product offerings tend to be easier to implement.

COMPUWARE CORPORATION AND SUBSIDIARIES

Operating expenses decreased during the first quarter of 2014 due to a decline in salary and benefits expense related to headcount reductions associated with our restructuring initiatives and a reduction in advertising expense, partially offset by an increase in expenses related to stock compensation and amortization of capitalized software.

The improvement in contribution margin resulted from the decline in operating expenses and the increase in revenue for the first quarter of 2014 as compared to the first quarter of 2013.

Application performance management revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2013	2012
United States	$39,910	$40,058
Europe and Africa	19,433	19,653
Other international operations	14,106	11,458
Total APM segment revenue	$73,449	$71,169

Mainframe

The financial results of operations for our Mainframe segment were as follows (in thousands):

	Three Months Ended
	June 30,
	2013	2012	% Change
Revenue
Software license fees	$9,732	$9,050	7.5%
Maintenance fees	63,458	70,546	(10.0)
Professional services fees	69	293	(76.5)
Total revenue	73,259	79,889	(8.3)

Operating expenses	19,176	22,845	(16.1)

Contribution margin	$54,083	$57,044	(5.2)%

Contribution margin %	73.8%	71.4%

Mainframe segment revenue declined $6.6 million for the first quarter of 2014 due to a reduction in maintenance fees, which was consistent with the overall downward trend in our mainframe product revenues we have experienced throughout the past several years. Changes in our current customers’ IT computing environments and spending habits have reduced their demand for additional mainframe computing capacity. In addition, increased pricing pressures, competition and the effects of foreign exchange rate changes have had a negative impact on our revenues. We intend to continue to make strategic enhancements to our mainframe solutions through research and development investments.

COMPUWARE CORPORATION AND SUBSIDIARIES

The increase in contribution margin resulted from the proportionately larger decline in operating expenses for the first quarter of 2014, which was primarily due to a decline in salaries and benefits expense resulting from headcount reductions associated with our restructuring initiatives.

Mainframe revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2013	2012
United States	$38,559	$46,208
Europe and Africa	20,889	19,638
Other international operations	13,811	14,043
Total Mainframe segment revenue	$73,259	$79,889

Changepoint

 The financial results of operations for our Changepoint segment were as follows (in thousands):

	Three Months Ended
	June 30,
	2013	2012	% Change
Revenue
Software license fees	$2,196	$793	176.9%
Maintenance fees	4,127	4,130	(0.1)
Subscription fees	653	627	4.1
Professional services fees	3,569	3,444	3.6
Total revenue	10,545	8,994	17.2

Operating expenses	10,314	9,689	6.5

Contribution margin	$231	$(695)	133.2%

Contribution margin %	2.2%	(7.7%)

Changepoint segment revenue increased $1.6 million for the first quarter of 2014 primarily due to an increase in software license fees.  License fees were low in the prior year due to turnover in the sales organization.

Operating expenses increased from the prior year primarily due to a decline in capitalized research and development costs. Capitalized research and development costs fluctuate based on the timing and stage of various development projects.

COMPUWARE CORPORATION AND SUBSIDIARIES

Changepoint revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2013	2012
United States	$5,316	$4,104
Europe and Africa	2,575	1,867
Other international operations	2,654	3,023
Total Changepoint segment revenue	$10,545	$8,994

Uniface

The financial results of operations for our Uniface segment were as follows (in thousands):

	Three Months Ended
	June 30,
	2013	2012	% Change
Revenue
Software license fees	$1,467	$1,794	(18.2)%
Maintenance fees	7,239	7,508	(3.6)
Professional services fees	1,124	1,176	(4.4)
Total revenue	9,830	10,478	(6.2)

Operating expenses	5,170	5,419	(4.6)

Contribution margin	$4,660	$5,059	(7.9)%

Contribution margin %	47.4%	48.3%

Uniface segment revenue decreased $648,000 for the first quarter of 2014 due primarily to a reduction in software license fees and maintenance fees. For the first quarter of 2014, operating expenses declined due to the decrease in revenue.

Uniface revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2013	2012
United States	$1,350	$1,432
Europe and Africa	6,989	7,246
Other international operations	1,491	1,800
Total Uniface segment revenue	$9,830	$10,478

COMPUWARE CORPORATION AND SUBSIDIARIES

Software Solutions as a Group

Our Application Performance Management, Mainframe, Changepoint and Uniface segments combined represent our software solutions.  Software solutions revenues are presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2013	2012	% Change
Software license fees	$35,406	$33,994	4.2%
Maintenance fees	98,528	102,949	(4.3)
Subscription fees	20,785	20,479	1.5
Professional services fees	12,364	13,108	(5.7)
Total software solutions revenue	$167,083	$170,530	(2.0)%

Software license fees (“license fees”) increased $1.4 million during the first quarter of 2014. The increase can primarily be attributed to the increase in Changepoint license revenue from the first quarter of 2013, and to a lesser extent, the increase in Mainframe license revenue.

During the first quarter of 2014 and 2013, for software license transactions that were required to be recognized ratably, we deferred $3.5 million and $4.2 million, respectively, of license fees relating to such transactions that closed during the period. We recognized as license fees $6.6 million and $7.9 million of previously deferred license revenue during the first quarter of 2014 and 2013, respectively, relating to such transactions that closed and had been deferred prior to the beginning of the period.

Maintenance fees decreased $4.4 million during the first quarter of 2014.  Although we continue to experience a high maintenance renewal rate with our current mainframe customers, the decline in mainframe license transactions throughout the past several years is impacting mainframe maintenance revenue as new or growth customers are not entirely replacing the maintenance revenue loss from the non-renewed or reduced capacity mainframe maintenance arrangements. The decline in mainframe maintenance fees was partially offset by an increase in APM maintenance fees.

Subscription fees increased $306,000 during the first quarter of 2014, primarily due to an increase in APM SaaS solution sales.

Professional services fees within our software solutions business segments decreased $744,000 during the first quarter 2014. The decline in professional services fees from the first quarter of 2013 occurred primarily within our APM business unit due to a reduced need for implementation services for our APM products.

Software solutions revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2013	2012
United States	$85,135	$91,802
Europe and Africa	49,886	48,404
Other international operations	32,062	30,324
Total software solutions revenue	$167,083	$170,530

COMPUWARE CORPORATION AND SUBSIDIARIES

Professional Services

The financial results of operations for our professional services segment were as follows (in thousands):

	Three Months Ended
	June 30,
	2013	2012	% Change
Professional services fees	$36,986	$35,044	5.5%

Operating expenses	30,632	28,920	5.9

Contribution margin	$6,354	$6,124	3.8%

Contribution margin %	17.2%	17.5%

Professional services segment fees increased $1.9 million for the first quarter of 2014, primarily due to a $2.3 million increase in services performed for a customer within the insurance industry and a $1.6 million increase related to collection on past services provided to a municipal customer that had not been recognized previously due to uncertainties regarding collectability.  These increases were offset, in part, by declines in other customer activity.

Operating expenses increased $1.7 million for the first quarter of 2014 primarily due to increased salary and benefits expense associated with the increase in revenue.

Professional services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2013	2012
United States	$36,648	$35,028
Europe and Africa	50	-
Other international operations	288	16
Total professional services segment revenue	$36,986	$35,044

COMPUWARE CORPORATION AND SUBSIDIARIES

Application Services

The financial results of operations for our Covisint application services segment were as follows (in thousands):

	Three Months Ended
	June 30,
	2013	2012	% Change
Application services fees	$24,101	$20,587	17.1%

Operating expenses	25,423	18,016	41.1

Contribution margin	$(1,322)	$2,571	(151.4)%

Contribution margin %	(5.5%)	12.5%

Covisint application services are provided to customers primarily in the automotive and healthcare industries. Application services segment fees increased $3.5 million for the first quarter of 2014 primarily due to growth in the customer subscription base.

As of June 30, 2013 and 2012, backlog for the application services segment was approximately $112.5 million and $99.1 million, respectively. Backlog represents contractually committed arrangements that have yet to be recognized.

Operating expenses increased $7.4 million during the first quarter of 2014 due to higher salaries and benefits expense resulting from an increase in headcount during fiscal 2013 to support the expected growth of the business, a reduction in capitalized research and development costs, increased use of subcontractors and an increase in amortization of capitalized research and development costs.

Application services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2013	2012
United States	$20,834	$18,014
Europe and Africa	1,789	970
Other international operations	1,478	1,603
Total application services segment revenue	$24,101	$20,587

Unallocated Expenses and Eliminations

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

Eliminations represent services performed by our professional services segment on behalf of Covisint.  All intercompany revenue, expenses and profit are eliminated in our consolidated financial statements.

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

Cost of software license fees is presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2013	2012	Change
Cost of software license fees	$5,406	$4,825	12.0%

Percentage of software license fees	15.3%	14.2%

During the first quarter of 2014, cost of license fees increased $581,000 due primarily to increased amortization of capitalized research and development costs and an increase in author royalty expense, resulting in the increase in cost as a percentage of software license fees.

Cost of Maintenance Fees

Cost of maintenance fees consists of the direct costs allocated to maintenance and product support such as helpdesk and technical support.

Cost of maintenance fees is presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2013	2012	Change
Cost of maintenance fees	$8,221	$8,946	(8.1)%

Percentage of maintenance fees	8.3%	8.7%

Cost of maintenance fees decreased $725,000 during the first quarter of 2014, primarily resulting from a reduction in customer support costs.

COMPUWARE CORPORATION AND SUBSIDIARIES

Cost of Subscription Fees

Cost of subscription fees consists of the amortization of capitalized software related to our hosted software offerings, depreciation and maintenance expense associated with our hosted software network related computer equipment; data center costs; and payments to individuals for tests conducted from their Internet-connected personal computers (“peer”).

Cost of subscription fees is presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2013	2012	Change
Cost of subscription fees	$8,147	$7,393	10.2%

Percentage of subscription fees	39.2%	36.1%

Cost of subscription fees increased $754,000 during the first quarter of 2014 primarily due to increased amortization of capitalized research and development costs. We continued to invest in research and development throughout 2013 and the first quarter of 2014 which increased the amortizable base.

Cost of Professional Services

Cost of professional services consists primarily of personnel-related costs of providing professional services in the professional services segment and for software related services. Costs include billable and technical staff and subcontractors as well as sales personnel both for our professional services segment and our software related services.

Cost of professional services is presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2013	2012	Change
Cost of professional services	$40,349	$42,301	(4.6)%

Percentage of professional services fees	82.9%	87.8%

Cost of professional services decreased $2.0 million during the first quarter of 2014. The decrease was primarily due to a decline in salaries and benefits expense resulting from headcount reduction related to professional services employees within our software solutions segments.

Cost of Application Services

Cost of application services consists primarily of personnel-related costs of providing application services, including billable and technical staff, subcontractors and sales personnel net of the amounts capitalized for development of internal use software.

COMPUWARE CORPORATION AND SUBSIDIARIES

Cost of application services is presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2013	2012	Change
Cost of application services	$26,211	$21,125	24.1%

Capitalized internal software costs	$(1,950)	$(3,404)	(42.7)

Cost of application services expensed	$24,261	$17,721	36.9%

Percentage of application services fees	100.7%	86.1%

Cost of application services before capitalized internal software costs increased $5.1 million during the first quarter of 2014 primarily due to higher salaries and benefits expense resulting from an increase in headcount during fiscal 2013 to support the expected growth of the business including additional sales resources, increased use of subcontractors and an increase in amortization of previously capitalized research and development costs.

Capitalization of internally developed software costs decreased $1.5 million during the first quarter of 2014 due to a recent change to the agile delivery methodology for our platform enhancements, which has resulted in significantly shorter development cycles thereby reducing our capitalized costs.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Technology development and support costs incurred internally and capitalized are presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2013	2012	Change
Technology development and support costs incurred	$30,331	$31,940	(5.0)%

Capitalized internal software costs	(3,796)	(5,443)	(30.3)

Technology development and support costs expensed	$26,535	$26,497	0.1%

Technology development and support costs expensed as a percentage of software solutions revenue	15.9%	15.5%

Technology development and support before capitalized internal software costs declined $1.6 million for the first quarter of 2014. The decrease primarily related to a decline in salaries and benefits expense resulting from headcount reductions associated with our restructuring initiatives.

Technology development and support as a percentage of software solutions revenues increased slightly for the first quarter of 2014 primarily due to the decline in software solutions revenue from the prior year.

The decline in capitalized internal software costs from the prior year relates primarily to the timing of projects that are in the capitalization phase of development. During the first quarter of 2013, several additional product releases within our APM and Changepoint segments were in the capitalization phase of development as compared to the first quarter of 2014, resulting in the decline in capitalization.

Sales and Marketing

Sales and marketing costs consist primarily of personnel related costs associated with product sales, sales support and marketing for our product offerings.

Sales and marketing costs are presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2013	2012	Change
Sales and marketing costs	$59,493	$62,190	(4.3)%

Percentage of software solutions revenue	35.6%	36.5%

Sales and marketing costs declined $2.7 million for the first quarter of 2014 due primarily to decreased compensation and travel expense associated with headcount reductions related to our restructuring initiatives.

COMPUWARE CORPORATION AND SUBSIDIARIES

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

Administrative and general expenses are presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2013	2012	Change
Administrative and general expenses	$38,228	$39,725	(3.8)%

Administrative and general costs decreased $1.5 million during the first quarter of 2014 due primarily to a decrease in salaries and benefits expense related to headcount reductions associated with our restructuring initiatives.

RESTRUCTURING CHARGE

As part of our announced plan to increase shareholder value, we are implementing significant cost reduction actions with the intention to eliminate approximately $80 million to $100 million of administrative and general and non-core operational costs over the next two years. In February 2013, we approved the initial phase of a restructuring plan designed to achieve a portion of these savings, which involves reductions in our global workforce of approximately 210 employees (less than 5% of our total workforce), including employees across all operating and administrative divisions, the early abandonment of certain operating leases and the closing or reduction in size of 20 office facilities worldwide.

During the first quarter of 2014, the Company recorded a charge of approximately $5.1 million for costs associated with these reductions, primarily related to severance costs for 67 terminated employees. The Company anticipates that approximately $4.3 million in additional employee termination charges and $4.0 million in lease abandonment costs will be taken during the remainder of fiscal 2014 for the initial phase of the restructuring plan, and it is expected that the activities in the initial phase will be completed before December 31, 2013.

OTHER INCOME (EXPENSE)

Other income (expense), net consists primarily of interest income realized from our cash and cash equivalents, interest earned on our financing receivables, our share of the income or loss from our investments in partially owned companies and interest expense primarily associated with our long-term debt.

COMPUWARE CORPORATION AND SUBSIDIARIES

Other income (expense) is presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2013	2012	Change
Interest income	$544	$570	(4.6)%
Interest expense	(286)	(571)	49.9
Other	(56)	53	(205.7)
Other income, net	$202	$52	288.5%

The decrease in interest expense is related to interest on reduced borrowings under the line of credit.  Borrowings were incurred primarily to fund the share repurchase program during 2013. The average outstanding debt balance during the first quarter of 2014 was $7 million as compared to $32 million during the first quarter of 2013.

INCOME TAXES

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements and net operating loss and credit carryforwards.

The income tax provision and effective tax rate are presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2013	2012	Change
Income tax provision	$1,999	$6,147	(67.5)%

Effective tax rate	16.7%	37.0%

Our effective tax rate for the first quarter of 2014 was 16.7% as compared to 37.0% for the first quarter of 2013. The decline in the effective rate was primarily due to the recording of a benefit related to stock compensation as a result of a change in our expectation regarding the tax deductibility of compensation for a certain officer during the first quarter of 2014.  The tax deductibility of this officer’s compensation is no longer subject to the tax deduction threshold for officer compensation.  Accordingly, a deferred tax asset was recorded related to the stock compensation that was previously expected to be disallowed for tax purposes.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2013. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our annual report on Form 10-K for the year ended March 31, 2013 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in note 1 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of 2013.

COMPUWARE CORPORATION AND SUBSIDIARIES

Goodwill Impairment Evaluation

The goodwill balance by reporting unit as of June 30, 2013 is presented as follows (in thousands):

	APM	MF	CP	UF	PS	AS	Total
Goodwill as of March 31, 2013	$469,947	$140,557	$22,079	$21,280	$42,794	$25,385	$722,042

Effect of foreign currency translation	2,758	-	-	-	-	-	2,758

Goodwill as of June 30, 2013	$472,705	$140,557	$22,079	$21,280	$42,794	$25,385	$724,800

We evaluated our goodwill for impairment on a reporting unit basis at March 31, 2013, and our professional services reporting unit failed Step 1 of our goodwill impairment analysis. After performing Step 2 of the goodwill impairment test, we determined that it was necessary to record a $71.8 million impairment to the goodwill associated with our professional services division, reducing the goodwill balance to the calculated implied fair value.

We continue to monitor the risk of additional goodwill impairment for the professional services reporting unit, which has a goodwill balance of $42.8 million at June 30, 2013. We believe we can maintain or grow our professional services revenue and margin. However, if our professional services revenues or margin continue to decline, we could be required to further reduce the value of goodwill associated with the professional services reporting unit. During the first quarter of 2014, professional services contribution margin declined slightly to 17.2% from 17.5% during the first quarter of 2013. However, professional services segment revenue increased $1.9 million from the first quarter of 2013 and the margin was higher than the margin for the 2013 full year of 14.2% before goodwill impairment. (See “GAAP to non-GAAP Reconciliation”.) There has been no triggering event since March 31, 2013.

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

The estimates used to calculate the fair value of a reporting unit change from year to year are based on operating results, market conditions and estimated future cash flows. While we believe that the assumptions and estimates used to determine the estimated fair values of each of our reporting units are reasonable, a change in assumptions underlying these estimates could materially affect the determination of fair value and goodwill impairment for each reporting unit.

COMPUWARE CORPORATION AND SUBSIDIARIES

The fair value of the professional services reporting unit was estimated at March 31, 2013,  primarily using a discounted cash flow model. Assumptions used in the model that have the most significant effect are our estimated growth rates and estimated weighted average cost of capital.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, cash and cash equivalents totaled $81.3 million, compared to $89.9 million at March 31, 2013.

Net cash provided by operating activities

Net cash provided by operating activities during the first three months of 2014 was $28.7 million, which represents a $10.5 million increase from the first three months of 2013. The increase was primarily due to a decline in cash paid to employees due to lower company-wide bonus attainment for fiscal 2013 as compared to fiscal 2012. Bonuses related to the previous fiscal year are paid during the first fiscal quarter of each year.

The condensed consolidated statements of cash flows compute net cash from operating activities using the indirect cash flow method. Therefore non-cash adjustments and net changes in assets and liabilities (net of effects from currency fluctuations) are adjusted from net income to derive net cash from operating activities.

Changes in accounts receivable and deferred revenue have typically represented the most significant adjustments to net income to arrive at operating cash flow as we allow for deferred payment terms on multi-year products contracts. The impact of the net increase in accounts receivable as compared to the prior year was $23.9 million and was primarily related to a large receivable recorded in the fourth quarter of 2012 that was collected during the first quarter of 2013. The impact of the net increase in deferred revenue was $26.1 million and was primarily related to an increase in multiyear maintenance contracts recorded during the first quarter of 2014 as compared to the first quarter of 2013.

We believe our existing cash resources, including our line of credit and its expansion provision, and cash flow from operations will be sufficient to meet our short-term and long-term liquidity requirements, including the additional liquidity needed to fund the anticipated restructuring, business transformation and quarterly dividends.

COMPUWARE CORPORATION AND SUBSIDIARIES

Net cash used in investing activities

Net cash used in investing activities during the first three months of 2014 was $7.7 million, which represents a $4.0 million decrease in cash used as compared to the first three months of 2013 due primarily to a decrease in purchases of capitalized software and property and equipment of $3.7 million.

We will continue to evaluate business acquisition opportunities that fit our strategic plans. If the cash consideration for a future acquisition or combination of acquisitions were to exceed our operating cash balance resources, we would probably further utilize our credit facility and may need to seek additional financing.

Net cash used in financing activities

Net cash used in financing activities during the first three months of 2014 was $27.2 million, which represents an $8.0 million increase in cash used as compared to the first three months of 2013.

The increase in cash used was primarily due to a $26.7 million increase in dividends paid as we declared and paid our first quarterly dividend of $0.125 per share during the first quarter of 2014. The increase was partially offset by a decline in share repurchases of $9.1 million, an increase in net proceeds from the exercise of stock awards of $4.6 million and a net decrease of $5.5 million in payments on borrowings.

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

As of June 30, 2013, approximately $140 million remains authorized for future purchases under the Discretionary Plan. The authorization will remain in effect until exhausted absent further action of the Board.

In December 2012, the Board of Directors authorized a Rule 10b5-1 repurchase program that was implemented during the third quarter of 2013 through which we repurchased shares pursuant to a predetermined formula during our quarterly trading black-out periods. This plan utilized funds under the previous Discretionary Plan authorization described above and expired in May 2013.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations are described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our annual report on Form 10-K for the year ended March 31, 2013. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business since the end of 2013.

COMPUWARE CORPORATION AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. There have been no material changes to our foreign exchange risk management strategy or our investment standards subsequent to March 31, 2013. Therefore, the market risks remain substantially unchanged since we filed the annual report on Form 10-K for the year ending March 31, 2013.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1A.	Risk Factors

For information regarding risk factors affecting us, see “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. There have been no material changes to the risk factors previously disclosed in our Form 10-K.

COMPUWARE CORPORATION AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of common stock for the quarter ended June 30, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)

For the month ended April 30, 2013	220,000	$11.76	220,000	$140,436,000

For the month ended May 31, 2013	80,000	11.80	80,000	139,492,000

For the month ended June 30, 2013	-	-	-	139,492,000

Total	300,000	$11.77	300,000

(1)	Our purchases of common stock may occur on the open market or in negotiated or block transactions based upon market and business conditions. Unless terminated earlier or extended by resolution of our Board of Directors, the Discretionary Plan will expire when we have repurchased all shares authorized for repurchase thereunder. The maximum amount of repurchase activity under the Discretionary Plan continues to be limited on a daily basis to 25% of the average trading volume of our common stock for the previous four week period. In addition, no purchases are made during our self-imposed trading black-out periods in which the Company and our insiders are prohibited from trading in our common shares. Our standard quarterly black-out period commences 10 business days prior to the end of each quarter and terminates one full market day following the public release of our operating results for the period. We reserve the right to change the timing and volume of our repurchases at any time without notice. For further details regarding the Discretionary Plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

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

Exhibit
Number	Description of Document

10.148	Form of Stock Option Agreement – 3 Year Performance (as of May 2013) (Company’s 2013 Form 10-K)

10.149	Form of Severance Agreement with Robert C. Paul, Joseph R. Angileri, Daniel S. Follis, Jr. and Laura L. Fournier (Company’s 2013 Form 10-K)

10.150	Form of Covisint Stock Option Agreement for Nonemployee Directors (Company’s 2013 Form 10-K)

10.151	Agreement and General Release with Laura L. Fournier

15	Independent Registered Public Accounting Firm’s Awareness Letter

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUWARE CORPORATION

Date:	August 6, 2013	By:	/s/ Robert C. Paul

Robert C. Paul
President and
Chief Executive Officer
(principal executive officer)

Date:	August 6, 2013	By:	/s/ Joseph R. Angileri

Joseph R. Angileri
Chief Financial Officer and
Treasurer
(principal financial officer and principal accounting officer)