Form 10-Q
period 2013-09-30
COMPUWARE CORP
filed 2013-11-05
CIK 859014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, there were outstanding 216,586,425 shares of Common Stock, par value $.01, of the registrant.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

ASSETS	September 30, 2013	March 31, 2013

CURRENT ASSETS:
Cash and cash equivalents	$50,372	$89,873
Accounts receivable, net	381,892	424,587
Offering proceeds receivable	68,448	-
Deferred tax asset, net	42,837	37,618
Income taxes refundable	4,628	4,951
Prepaid expenses and other current assets	33,365	36,210
Total current assets	581,542	593,239

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	295,264	302,492

CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	111,162	116,663

ACCOUNTS RECEIVABLE	191,208	174,891

DEFERRED TAX ASSET, NET	30,351	31,754

GOODWILL	732,265	722,042

OTHER ASSETS	28,688	32,201
TOTAL ASSETS	$1,970,480	$1,973,282

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$16,894	$18,717
Accrued expenses	92,969	103,994
Income taxes payable	18,266	14,507
Deferred revenue	387,878	417,862
Total current liabilities	516,007	555,080

LONG TERM DEBT	14,000	18,000

DEFERRED REVENUE	285,119	310,453

ACCRUED EXPENSES	18,274	27,873

DEFERRED TAX LIABILITY, NET	52,769	63,650
Total liabilities	886,169	975,056

SHAREHOLDERS' EQUITY:
Common stock	2,157	2,132
Additional paid-in capital	799,647	713,580
Retained earnings	268,937	301,298
Accumulated other comprehensive loss	(7,539)	(18,784)
Total Compuware shareholders' equity	1,063,202	998,226
Non-controlling interest	21,109	-
Total shareholders' equity	1,084,311	998,226
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,970,480	$1,973,282

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
REVENUES:
Software license fees	$35,710	$31,674	$71,116	$65,668
Maintenance fees	100,500	102,197	199,028	205,146
Subscription fees	20,651	20,231	41,436	40,710
Professional services fees	46,716	45,954	95,412	94,106
Application services fees	24,525	20,542	48,626	41,129

Total revenues	228,102	220,598	455,618	446,759

OPERATING EXPENSES:
Cost of software license fees	5,632	4,904	11,038	9,729
Cost of maintenance fees	7,724	9,068	15,945	18,014
Cost of subscription fees	8,656	7,827	16,803	15,220
Cost of professional services	37,610	40,085	77,959	82,386
Cost of application services	33,689	18,989	57,950	36,710
Technology development and support	24,125	27,549	50,660	54,046
Sales and marketing	53,450	56,641	112,943	118,831
Administrative and general	35,093	38,361	73,321	78,086
Restructuring costs	233	-	5,345	-

Total operating expenses	206,212	203,424	421,964	413,022

INCOME FROM OPERATIONS	21,890	17,174	33,654	33,737

OTHER INCOME (EXPENSE), NET	185	(87)	387	(35)

INCOME BEFORE INCOME TAX PROVISION	22,075	17,087	34,041	33,702

INCOME TAX PROVISION	6,889	6,493	8,888	12,640

NET INCOME	15,186	10,594	25,153	21,062

Less: Net income (loss) attributable to the non-controlling interest in Covisint Corporation	(1,154)	-	(1,154)	-

NET INCOME ATTRIBUTABLE TO COMPUWARE CORPORATION	$16,340	$10,594	$26,307	$21,062

Basic earnings per share	$0.08	$0.05	$0.12	$0.10

Diluted earnings per share	$0.07	$0.05	$0.12	$0.10

Dividends declared per common share	$0.125	$-	$0.25	$-

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
NET INCOME	$15,186	$10,594	$25,153	$21,062

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX
Foreign currency translation adjustments	9,004	4,104	12,228	(8,012)

TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	1,239	1,191	983	(2,096)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	7,765	2,913	11,245	(5,916)

COMPREHENSIVE INCOME	22,951	13,507	36,398	15,146

Less: Net income (loss) attributable to the non-controlling interest in Covisint Corp.	(1,154)	-	(1,154)	-

Less: Other comprehensive income attributable to the non-controlling interest in Covisint Corp.	-	-	-	-

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMPUWARE CORPORATION	$24,105	$13,507	$37,552	$15,146

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Per Share Data)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Compuware Shareholders'	Non- controlling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity
BALANCE AT MARCH 31, 2013	213,218,048	$2,132	$713,580	$301,298	$(18,784)	$998,226	$-	$998,226
Net income (loss)				26,307		26,307	(1,154)	25,153
Foreign currency translation, net of tax					11,245	11,245		11,245
Dividends	8,949		796	(54,425)		(53,629)		(53,629)
Sale of subsidiary shares to non-controlling interest			44,059			44,059	22,263	66,322
Issuance of common stock	124,096	1	1,301			1,302		1,302
Repurchase of common stock	(300,000)	(5)	(1,792)	(4,243)		(6,040)		(6,040)
Exercise/release of employee stock awards and related tax benefit (Note 6)	2,656,127	29	16,391			16,420		16,420
Stock awards compensation			25,312			25,312		25,312
BALANCE AT SEPTEMBER 30, 2013	215,707,220	$2,157	$799,647	$268,937	$(7,539)	$1,063,202	$21,109	$1,084,311

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Compuware Shareholders'	Non- controlling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity
BALANCE AT MARCH 31, 2012	217,506,319	$2,175	$685,904	$372,408	$(10,550)	$1,049,937		$1,049,937
Net income (loss)				21,062		21,062		21,062
Foreign currency translation, net of tax					(5,916)	(5,916)		(5,916)
Issuance of common stock	163,579	2	1,458			1,460		1,460
Repurchase of common stock	(5,059,362)	(50)	(16,175)	(30,822)		(47,047)		(47,047)
Exercise/release of employee stock awards and related tax benefit (Note 6)	2,149,275		7,190			7,190		7,190
Stock awards compensation		21	15,179			15,200		15,200
BALANCE AT SEPTEMBER 30, 2012	214,759,811	$2,148	$693,556	$362,648	$(16,466)	$1,041,886	$-	$1,041,886

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended September 30,
	2013	2012
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$25,153	21,062
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	32,501	31,126
Stock award compensation	25,312	15,179
Deferred income taxes	(16,450)	4,812
Other	42	269
Net change in assets and liabilities, net of effects from currency fluctuations:
Accounts receivable	33,366	90,397
Prepaid expenses and other assets	5,640	4,535
Accounts payable and accrued expenses	(24,180)	(41,426)
Deferred revenue	(58,934)	(114,452)
Income taxes	4,634	4,820
Net cash provided by operating activities	27,084	16,322

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of:
Property and equipment	(5,953)	(12,977)
Capitalized software	(11,649)	(15,583)
Other	(275)	(1,400)
Net cash used in investing activities	(17,877)	(29,960)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from borrowings	37,500	87,300
Payments on borrowings	(41,500)	(73,000)
Net proceeds from exercise of stock awards including excess tax benefits	15,333	8,676
Employee contribution to stock purchase plans	1,235	1,427
Repurchase of common stock	(6,415)	(44,828)
Dividends	(53,629)	-
Other	(608)	-
Net cash used in financing activities	(48,084)	(20,425)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(624)	(1,601)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(39,501)	(35,664)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,873	99,180

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,372	$63,516

See notes to condensed consolidated financial statements.

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“financial statements”) include the accounts of Compuware Corporation and its subsidiaries (collectively, the "Company", “Compuware”, “we”, “our” and “us”). All inter-company balances and transactions have been eliminated in consolidation.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at September 30, 2013, final amounts may differ from these estimates.

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

Non-controlling Interest

In September 2013, Covisint Corporation (“Covisint), previously a wholly owned subsidiary of Compuware Corporation, substantially completed the Covisint Initial Public Offering (“IPO”), and issued 7.36 million shares of its common stock (19.7 percent of shares outstanding after the issuance) at a price to the public of $10 per share. Prior to completion of the Covisint IPO, the Company contributed the assets and liabilities of the Covisint segment to Covisint Corporation.

The non-controlling equity interest in Covisint is reflected as non-controlling interest in the accompanying condensed consolidated balance sheets and was $21.1 million as of September 30, 2013.

The Covisint IPO was accounted for as an equity transaction in accordance with ASC 810, “Consolidation” and no gain or loss has been recognized as the Company retained the controlling financial interest. This transaction increased the Company’s equity attributable to non-controlling interest by $22.2 million, which represented the carrying value of the non-controlling interest and increased the Company’s additional paid in capital by $44.1 million.

Upon completion of the Covisint IPO, Compuware owned 80.3 percent of the economic and voting interest in Covisint. The Company has announced its intention to effect a tax-free spin-off of Covisint shares following the March 2014 expiration of the lock-up period under the Covisint IPO underwriting agreement. The Company has requested a private letter ruling from the Internal Revenue Service (“IRS”) providing that, subject to certain conditions, the anticipated spin-off will be tax-free to Compuware and its stockholders for U.S. federal income tax purposes. The spin-off or other disposition is subject to various conditions, including Board approval, the receipt of any necessary regulatory or other approvals, the receipt of the private letter ruling from the IRS with confirmation of the tax-free nature of the proposed transaction, the receipt of an opinion of counsel and the existence of satisfactory market conditions.

There can be no assurance as to when the proposed spin-off or any other disposition will be completed, if at all. Unless and until Compuware ceases to own a controlling financial interest in Covisint, the Company will consolidate Covisint for financial reporting purposes, with a non-controlling interest adjustment for the economic interest in Covisint that Compuware does not own.

In connection with the Covisint IPO, the Company entered into various agreements relating to the separation of the Covisint business from the rest of Compuware’s businesses, including a master separation agreement, an employee benefits agreement, a Compuware services agreement, an intellectual property agreement, a registration rights agreement, a shared services agreement and a tax sharing agreement.

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

In order for a transaction to be eligible for revenue recognition, the following revenue criteria must be met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. We evaluate collectability based on past customer history, external credit ratings and payment terms within customer agreements.

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

The Company offers flexibility to customers purchasing licenses for its products and related maintenance. Terms of these transactions range from standard perpetual license sales that include one year of maintenance to multi-year (generally two to five years), multi-product contracts. The Company allows deferred payment terms with installments collectable over the term of the contract. Based on the Company’s successful collection history for deferred payments, license fees (net of any financing fees) are generally recognized as revenue as discussed above. In certain transactions where it cannot be concluded that the fee is fixed or determinable due to the nature of the deferred payment terms, the Company recognizes revenue as payments become due. Financing fees are recognized as interest income over the term of the related receivable.

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

Deferred revenue

Deferred revenue consists primarily of billed and unbilled maintenance and subscription fees related to the future service period of maintenance and subscription agreements in effect at the reporting date. Deferred license, software related services and application services fees are also included in deferred revenue for those arrangements that are being recognized over time. Sales commission costs that directly relate to revenue transactions that are deferred are recorded as “prepaid expenses and other current assets” or non-current “other assets”, as applicable, in the condensed consolidated balance sheets and recognized as "cost of application services" or “sales and marketing” expenses, as applicable, in the condensed consolidated statements of operations over the revenue recognition period of the related customer contracts.

Research and development

Research and development (“R&D”) costs primarily include the cost of programming personnel and amounted to $31.4 million and $25.9 million for the three months ended September 30, 2013 and 2012, respectively, and $56.6 million and $51.5 million for the six months ended September 30, 2013 and 2012, respectively. R&D costs related to our software solutions are reported as “technology development and support” and for our application services network, the costs are reported as “cost of application services” in the condensed consolidated statements of operations.

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

The Company’s effective tax rate for the six months ended September 30, 2013 was 26.1% as compared to 37.5% for the six months ended September 30, 2012. The decline in the effective rate was primarily due to the recording of a benefit related to stock compensation as a result of a change in our expectation regarding the tax deductibility of compensation for a certain officer during the first six months of 2014.  The tax deductibility of this officer’s compensation is no longer subject to the tax deduction threshold for officer compensation.  Accordingly, a deferred tax asset was recorded related to the stock compensation that was previously expected to be disallowed for tax purposes.

Cash paid for income taxes was $17.9 million and $4.6 million for the six months ended September 30, 2013 and 2012, respectively.

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

As of September 30, 2013, our loans receivable balance consisted of a note due from ForeSee Results, Inc. The terms of the note require quarterly payments of principal and interest through March 31, 2015 at an annual interest rate of 7.0%.

The following is an aged analysis of our products and loans financing receivables based on invoice dates as of September 30, 2013 and March 31, 2013 (in thousands):

	As of September 30, 2013
	0-29 days past invoice date	30-90 days past invoice date	Greater than 90 days past invoice date	Unbilled	Total financing receivables
Pass rating
Software products	$2,597	$222	$573	$41,290	$44,682
Loans				2,875	2,875
Total	2,597	222	573	44,165	47,557

Watch rating
Software products			170		170

Total financing receivables	$2,597	$222	$743	$44,165	$47,727

	As of March 31, 2013
	0-29 days past invoice date	30-90 days past invoice date	Greater than 90 days past invoice date	Unbilled	Total financing receivables
Pass rating
Software products	$3,311	$679	$1,324	$42,659	$47,973
Loans				3,771	3,771
Total	3,311	679	1,324	46,430	51,744

Watch rating
Software products			179		179

Total financing receivables	$3,311	$679	$1,503	$46,430	$51,923

As of September 30, 2013 and March 31, 2013, the allowance for credit losses on our financing receivables was $170,000 and $179,000.

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

The foreign currency net gains or (losses) for the three months ended September 30, 2013 and 2012 were ($2.4 million) and ($1.8 million), respectively and for the six months ended September 30, 2013 and 2012 were ($3.0 million) and ($1.1 million), respectively. The hedging transaction net gains or (losses) from foreign exchange derivative contracts for the three months ended September 30, 2013 and 2012 were $887,000 and $684,000, respectively and for the six months ended September 30, 2013 and 2012 were $897,000 and $471,000, respectively. These amounts were recorded to “administrative and general” in the condensed consolidated statements of operations.

The Company has derivative contracts maturing through October 2013 to sell $1.8 million and purchase $30.1 million in foreign currencies at September 30, 2013 and had derivative contracts maturing through April 2013 to sell $1.8 million and purchase $15.5 million in foreign currencies at March 31, 2013.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2013
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Cash equivalents - money market funds	$2,672	$2,672	-	-

Liabilities:

Foreign exchange derivatives	$61	-	$61	-

	As of March 31, 2013
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Cash equivalents - money market funds	$11,525	$11,525	-	-

Foreign exchange derivatives	$31	-	$31	-

Non-financial assets such as goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. See note 7 of the condensed consolidated financial statements for further information.

Note 5 - Computation of Earnings per Common Share

Earnings per common share data were computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
Basic earnings per share:	2013	2012	2013	2012

Numerator:
Net income attributable to Compuware Corporation	$16,340	$10,594	$26,307	$21,062

Denominator:
Weighted-average common shares outstanding	214,926	215,633	214,287	216,566

Basic earnings per share	$0.08	$0.05	$0.12	$0.10

Diluted earnings per share:

Numerator:
Net income attributable to Compuware Corporation	$16,340	$10,594	$26,307	$21,062

Denominator:
Weighted-average common shares outstanding	214,926	215,633	214,287	216,566
Dilutive effect of stock awards	5,503	4,337	5,720	4,142

Total shares	220,429	219,970	220,007	220,708

Diluted earnings per share	$0.07	$0.05	$0.12	$0.10

During the three months ended September 30, 2013 and 2012, stock awards to purchase 3.3 million and 6.9 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive and stock awards to purchase 5.1 million and 1.7 million shares, respectively, were excluded from the calculation because the performance conditions for vesting had not yet been met. During the six months ended September 30, 2013 and 2012, stock awards to purchase 2.6 million and 11.5 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive and stock awards to purchase 5.2 million and 1.6 million shares, respectively, were excluded from the calculation because the performance conditions for vesting had not yet been met. See note 6 for a discussion of options with performance conditions and performance based stock awards.

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

ESOP/401(k)

The Company provides a matching program for the 401(k) component of the ESOP/401(k). The Company matches 33% of employees’ 401(k) contributions up to 2% of eligible earnings. Matching contributions by the Company vest 100% when an employee attains three years of service with the Company. During both the three months ended September 30, 2013 and 2012, the Company expensed $1.1 million and for the six months ended September 30, 2013 and 2012, the Company expensed $2.3 million and $2.4 million, respectively, related to this plan.

Compuware Stock Option Activity

Options that Vest Based on Service Conditions Only

A summary of activity for options that vest based on service conditions only under the Company’s stock-based compensation plans as of September 30, 2013, and changes during the six months then ended is presented below (shares and intrinsic value in thousands):

	Six Months Ended September 30, 2013
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of March 31, 2013	19,076	$8.44
Granted	1,146	10.63
Exercised	(1,950)	7.51		$6,945
Forfeited	(91)	10.73
Cancelled/expired	(87)	9.36
Options outstanding as of September 30, 2013	18,094	$8.66	6.69	$44,756

Options vested and expected to vest, net of estimated forfeitures, as of September 30, 2013	17,416	$8.61	6.09	$43,869

Options exercisable as of September 30, 2013	12,317	$8.30	5.80	$34,919

The average fair value of stock options vested during the six months ending September 30, 2013 and 2012 was $3.98 and $4.00 per share, respectively.

Options that Vest Based on both Performance and Service Conditions (“Performance Options”)

As of September 30, 2013, 3.2 million stock options that vest based on both service and performance conditions were outstanding. The performance vesting conditions for these options are based on company-wide revenue and earnings targets. As of September 30, 2013, it is deemed probable that the performance targets for approximately 479,000 of these options will be achieved. Expense totaling $415,000 and $88,000, respectively, was recorded in the condensed consolidated statement of operations related to these stock options during the six months and three months ended September 30, 2013, respectively. No expense was recorded in the condensed consolidated statement of operations related to these stock options during the six months and three months ended September 30, 2012.

A summary of activity for options that vest based on the achievement of both service and performance conditions under the Company’s stock-based compensation plans as of September 30, 2013, and changes during the six months then ended is presented below (shares and intrinsic value in thousands):

	Six Months Ended September 30, 2013
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of March 31, 2013	3,648	$9.79
Granted	594	11.30
Forfeited/Cancelled	(1,031)	9.91
Options outstanding as of September 30, 2013	3,211	$10.03	9.00	$3,583

Options vested and expected to vest, net of estimated forfeitures, as of September 30, 2013	479	$11.30	9.62	$-

Options exercisable as of September 30, 2013	-	$-	-	$-

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes option pricing model were as follows:

	Six Months Ended September 30,
	2013	2012

Expected volatility	39.52%	40.81%
Risk-free interest rate	1.59%	0.95%
Expected lives at date of grant (in years)	6.3	6.3
Weighted-average fair value of the options granted	$2.69	$4.03
Dividend yield assumption (1)	4.42%	0.00%

(1)	In January 2013, our Board of Directors announced its intention to begin paying cash dividends totaling $0.50 per share annually. Prior to that, the Company had never paid a dividend or announced any intentions to pay a dividend.

Restricted Stock Units and Performance-Based Stock Awards Activity

A summary of non-vested restricted stock units (“RSUs”) and performance-based stock awards (“PSAs” and collectively “Non-vested RSU”) activity under the Company’s LTIP as of September 30, 2013, and changes during the six months then ended is presented below (shares and intrinsic value in thousands):

	Six Months Ended September 30, 2013
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Non-vested RSU outstanding as of March 31, 2013	4,850
Granted	508	$11.26
Dividend equivalents issued	78	10.94
Released	(945)		$10,166
Forfeited	(52)
Non-vested RSU outstanding as of September 30, 2013	4,439

Approximately 31,000 PSAs with performance conditions based on company-wide revenue and earnings targets were outstanding as of September 30, 2013. It is not deemed probable that these targets will be achieved as of September 30, 2013.

During the first six months of 2014, the Company paid two quarterly dividends of $0.125 per share. In connection with this, approximately 35,000 and 78,000 dividend equivalent shares were issued to participants holding non-vested RSUs as of the dividend record date during the three and six months ended September 30, 2013, respectively.

Covisint Corporation 2009 Long-Term Incentive Plan

As of September 30, 2013, there were 4.4 million stock options outstanding from the 2009 Covisint LTIP, which reflects the Covisint board of directors approved 30-for-1 stock split on May 23, 2013. These options include a performance condition requiring a change in control or IPO of Covisint prior to vesting.  Many of these options vest upon the October 1, 2013, closing of Covisint’s IPO.  Cumulative expense related to these options of $12.5 million was recorded to cost of application services during the three months ended September 30, 2013.

Certain employees who received stock options from the 2009 Covisint LTIP were also awarded PSAs from the Company’s 2007 LTIP. As of September 30, 2013, there were 1.5 million PSAs outstanding. Approximately 1.1 million of these PSAs will be cancelled upon the closing of the Covisint IPO. As the awards were no longer deemed probable, $2.9 million of expense associated with the PSAs was reversed from cost of application services during the quarter ended September 30, 2013.

Stock Awards Compensation

Stock award compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation classified as:

Cost of maintenance fees	$170	$235	$348	$452
Cost of subscription fees	1	18	30	53
Cost of professional services	93	68	177	160
Cost of application services	10,020	387	10,506	709
Technology development and support	530	730	1,105	1,374
Sales and marketing	808	1,403	3,584	3,187
Administrative and general	3,253	4,049	7,771	9,244
Restructuring costs	-	-	1,791	-

Total stock-based compensation expense before income tax provision	$14,875	$6,890	$25,312	$15,179

As of September 30, 2013, it is expected that total unrecognized compensation cost of $38.0 million, net of estimated forfeitures, related to nonvested Compuware and Covisint equity awards that are expected to vest will be recognized over a weighted-average period of approximately 2.07 years.

Note 7 – Goodwill, Capitalized Software and Other Intangible Assets

Goodwill

The Company has the following reporting units: Application Performance Management (“APM”); Mainframe (“MF”); Changepoint (“CP”); Uniface (“UF”); Professional Services (“PS”); and Covisint Application Services (“AS” or “Covisint”). The changes in the carrying amount of goodwill by reporting unit during the six months ended September 30, 2013 are summarized as follows (in thousands):

	APM	MF	CP	UF	PS	AS	Total
Goodwill as of March 31, 2013	$469,947	$140,557	$22,079	$21,280	$42,794	$25,385	$722,042

Effect of foreign currency translation	10,223	-	-	-	-	-	10,223

Goodwill as of September 30, 2013	$480,170	$140,557	$22,079	$21,280	$42,794	$25,385	$732,265

Capitalized software and other intangible assets

The components of the Company’s capitalized software and other intangible assets are as follows (in thousands):

	As of September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,418		$4,418

Amortized intangible assets:
Capitalized software
Internally developed	255,521	$(194,653)	60,868
Purchased	166,523	(147,785)	18,738
Customer relationship	52,208	(27,371)	24,837
Other	20,364	(18,063)	2,301
Total amortized intangible assets	$494,616	$(387,872)	$106,744

	As of March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,428		$4,428

Amortized intangible assets:
Capitalized software
Internally developed	243,872	$(184,732)	59,140
Purchased	165,117	(142,453)	22,664
Customer relationship	52,036	(25,281)	26,755
Other	19,884	(16,208)	3,676
Total amortized intangible assets	$480,909	$(368,674)	$112,235

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

Unamortized trademarks were acquired as part of the Covisint and Changepoint acquisitions. These trademarks are deemed to have an indefinite life.

Amortization of intangible assets

Amortization expense of capitalized software, customer relationship and other intangible assets was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Amortized intangible assets:
Capitalized software
Internally developed	$5,103	$3,793	$9,922	$7,263
Purchased	2,391	2,372	4,761	4,779
Customer relationship	1,032	1,041	2,063	2,085
Other	770	898	1,532	1,817

Total amortization expense	$9,296	$8,104	$18,278	$15,944

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

Based on the capitalized software, customer relationship and other intangible assets recorded through September 30, 2013, the annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (in thousands):

	Fiscal Year Ended March 31,
	2014	2015	2016	2017	2018	Thereafter
Amortized intangible assets:
Capitalized software	$29,008	$25,237	$21,622	$11,946	$5,470	$1,006
Customer relationship	4,131	4,136	4,136	3,972	3,828	6,697
Other	3,067	766	-	-	-	-

Total amortization expense	$36,206	$30,139	$25,758	$15,918	$9,298	$7,703

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

	Three Months Ended September 30, 2013
	APM	MF	CP	UF	PS	AS	Unallocated Expenses & Eliminations (1)	Total

Software license fees	$24,256	$8,335	$958	$2,161	$-	$-	$-	$35,710

Maintenance fees	24,394	64,425	4,247	7,434	-	-	-	100,500

Subscription fees	19,931	-	720	-	-	-	-	20,651

Professional services fees	6,796	31	3,202	986	36,013	-	(312)	46,716

Application services fees	-	-	-	-	-	24,525	-	24,525

Total revenues	75,377	72,791	9,127	10,581	36,013	24,525	(312)	228,102

Operating expenses	68,757	17,324	8,827	4,694	28,918	34,362	43,330	206,212

Contribution / operating margin	$6,620	$55,467	$300	$5,887	$7,095	$(9,837)	$(43,642)	$21,890

(1)	Unallocated operating expenses include $233,000 in restructuring expenses. See note 10 for additional information.

	Three Months Ended September 30, 2012
	APM	MF	CP	UF	PS	AS	Unallocated Expenses	Total

Software license fees	$17,942	$9,773	$2,068	$1,891	$-	$-	$-	$31,674

Maintenance fees	22,410	68,378	4,052	7,357	-	-	-	102,197

Subscription fees	19,544	-	687	-	-	-	-	20,231

Professional services fees	7,184	674	3,317	1,095	33,684	-	-	45,954

Application services fees	-	-	-	-	-	20,542	-	20,542

Total revenues	67,080	78,825	10,124	10,343	33,684	20,542	-	220,598

Operating expenses	74,059	20,284	10,752	4,606	28,138	20,051	45,534	203,424

Contribution / operating margin	$(6,979)	$58,541	$(628)	$5,737	$5,546	$491	$(45,534)	$17,174

	Six Months Ended September 30, 2013
	APM	MF	CP	UF	PS	AS	Unallocated Expenses & Eliminations (1)	Total

Software license fees	$46,267	$18,067	$3,154	$3,628	$-	$-	$-	$71,116

Maintenance fees	48,098	127,883	8,374	14,673	-	-	-	199,028

Subscription fees	40,063	-	1,373	-	-	-	-	41,436

Professional services fees	14,398	100	6,771	2,110	72,999	-	(966)	95,412

Application services fees	-	-	-	-	-	48,626	-	48,626

Total revenues	148,826	146,050	19,672	20,411	72,999	48,626	(966)	455,618

Operating expenses	142,803	36,500	19,141	9,864	59,550	59,785	94,321	421,964

Contribution / operating margin	$6,023	$109,550	$531	$10,547	$13,449	$(11,159)	$(95,287)	$33,654

(1)	Unallocated operating expenses include $5.3 million in restructuring expenses. See note 10 for additional information.

	Six Months Ended September 30, 2012
	APM	MF	CP	UF	PS	AS	Unallocated Expenses	Total

Software license fees	$40,299	$18,823	$2,861	$3,685	$-	$-	$-	$65,668

Maintenance fees	43,175	138,924	8,182	14,865	-	-	-	205,146

Subscription fees	39,396	-	1,314	-	-	-	-	40,710

Professional services fees	15,379	967	6,761	2,271	68,728	-	-	94,106

Application services fees	-	-	-	-	-	41,129	-	41,129

Total revenues	138,249	158,714	19,118	20,821	68,728	41,129	-	446,759

Operating expenses	150,155	43,129	20,441	10,025	57,058	38,067	94,147	413,022

Contribution / operating margin	$(11,906)	$115,585	$(1,323)	$10,796	$11,670	$3,062	$(94,147)	$33,737

The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly such information is not provided.

Financial information regarding geographic operations is presented in the table below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Revenues:
United States	$145,346	$138,032	$287,313	$282,876
Europe and Africa	49,768	46,527	101,492	95,901
Other international operations	32,988	36,039	66,813	67,982
Total revenues	$228,102	$220,598	$455,618	$446,759

	As of September 30, 2013	As of March 31, 2013
Long-lived assets
United States	$879,347	$888,032
Austria	209,681	201,224
Other	18,107	17,082
Total long-lived assets	$1,107,135	$1,106,338

Long-lived assets are comprised of property and equipment, goodwill and capitalized software.

Note 9 - Debt

The Company has an unsecured revolving credit agreement (the “credit facility”) with Comerica Bank and other lenders. The credit facility, as amended, provides for a revolving line of credit in the amount of $300 million and expires in March 2017. The credit facility also permits the Company to increase the revolving line of credit by an additional $200 million subject to receiving further commitments from lenders and certain other conditions.

As of September 30, 2013 and March 31, 2013, the Company’s debt balance under its credit facility was $14.0 million and $18.0 million, respectively, and was classified as long term.

The credit facility contains various covenant requirements, including limitations on liens; indebtedness; mergers, consolidations and acquisitions; asset sales; stock repurchases; dividends; investments, loans and advances from the Company; transactions with affiliates; minimum net worth requirements; and limits additional borrowing outside of the facility. The credit facility is also subject to maximum total debt to EBITDA and minimum fixed charge coverage financial covenants. Additionally, the Company's stock repurchases are limited to $50 million from August 8, 2013 through the end of the agreement. The Company was in compliance with the covenants under the credit facility at September 30, 2013.

Borrowings under the credit facility bear interest at the base rate (the greatest of the prime rate, the federal funds effective rate plus one percent, or the daily LIBOR rate plus one percent) or the Eurodollar rate, at the Company’s option, plus the applicable margin (which is based on the level of maximum total debt to EBITDA ratio). As of September 30, 2013, interest rates on outstanding borrowings were at a weighted average rate of 1.8%. The Company pays a quarterly fee on the credit facility based on the applicable margin grid. Interest and fees related to the credit facility were $266,000 and $404,000 during the three months ended September 30, 2013 and 2012, respectively, and were $495,000 and $886,000 during the six months ended September 30, 2013 and 2012, respectively.

Cash paid for interest during the second quarters of 2014 and 2013 was $281,000 and $419,000, respectively.  Cash paid for interest during the first six months of 2014 and 2013 was $547,000 and $931,000, respectively.

Note 10 – Restructuring Charges

In February 2013, the Company approved the initial phase of a restructuring plan designed to achieve cost savings, which involves reductions in our global workforce of approximately 220 employees (less than 5% of our total workforce), including employees across all operating and administrative divisions, and the early termination of certain operating leases and the closing or reduction in size of 20 office facilities worldwide.

During the three and six months ended September 30, 2013, the Company recorded a charge of approximately $233,000 and $5.3 million, respectively, for costs associated with these reductions, primarily related to severance costs for 78 terminated employees. The Company anticipates that approximately $6.3 million in additional employee termination charges and $4.3 million in lease abandonment costs will be taken during the remainder of fiscal 2014 for the initial phase of the restructuring plan, and it is expected that the activities in the initial phase will be completed before March 31, 2014.

The following table summarizes the restructuring accrual as of March 31, 2013 and changes to the accrual during the three months and six months ended September 30, 2013 (in thousands):

	Employee Termination Benefits	Lease Abandonment Costs	Other	Total Restructuring Activity
Accrual at March 31, 2013	$4,670	$2,717	$80	$7,467

Restructuring charge	5,110	-	2	5,112

Payments	(4,770)	(405)	(67)	(5,242)

Non-cash charges	(1,791)	-	-	(1,791)

Accrual at June 30, 2013	$3,219	$2,312	$15	$5,546

Restructuring charge	196	37	-	233

Payments	(1,815)	(309)	(8)	(2,132)

Accrual at September 30, 2013	$1,600	$2,040	$7	$3,647

The Company evaluates its business segments prior to restructuring charges. Lease abandonment and other restructuring charges were not related to any specific segment. Employee termination benefits related to employees across the business units as follows (in thousands):

	Quarter Ended September 30, 2013
	APM	MF	CP	UF	PS	AS	Unallocated Expenses	Total

Employee termination benefits	$94	$-	$-	$-	$14	$9	$79	$196

	Six Months Ended September 30, 2013
	APM	MF	CP	UF	PS	AS	Unallocated Expenses	Total

Employee termination benefits	$1,134	$384	$36	$189	$98	$104	$3,361	$5,306

As of September 30, 2013, $2.8 million of the restructuring accrual was recorded in current “accrued expenses” with the remaining balance of $800,000 recorded in long-term “accrued expenses” in the condensed consolidated balance sheets.

The accruals for employee termination benefits at September 30, 2013 primarily represent the amounts to be paid to employees that have been terminated as a result of initiatives described above.

The accruals for lease abandonment costs at September 30, 2013 represent the expected payments related to leases that have been terminated before the end of the contractual term. For terminated operating leases, the accrual includes the remaining fair value of lease obligations for exited and demised locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2017. Projected sublease income is based on management’s estimates, which are subject to change.

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

Note 12 – Subsequent Event

Effective October 1, 2013, the Company terminated a post-retirement consulting agreement with a former executive for cause under the terms of the agreement.  Termination of the agreement is anticipated to result in the reversal of various accrued liabilities and the claw back of certain equity awards previously granted to the executive under the terms of the original grant agreements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Compuware Corporation
Detroit, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of September 30, 2013, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended September 30, 2013 and 2012, and of shareholders’ equity and cash flows for the six-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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
November 5, 2013

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

We evaluate the performance of our segments based primarily on revenue growth and contribution margin which represents operating profit before certain charges such as internal information system support, finance, human resources, legal, administration and other corporate charges. Following the segment discussion, we then provide a separate discussion of the material period-to-period changes in our operating expenses, other income and income taxes as reflected on our statements of operations.

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

•
If our planned distribution of our remaining shares of common stock in Covisint Corporation, (the "Tax-Free Distribution") does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we and our shareholders could be subject to significant tax liability.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

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

We have identified the APM market as a key source of future revenue growth. Mobile, web, big data and cloud applications and the complex distributed applications delivery chain supporting them have become increasingly critical to a company’s brand awareness, revenue growth and overall market share. Because of this, the market for APM solutions is significant and growing rapidly. APM includes both software licensed for use on the customer’s premises and hosted software delivered through a SaaS model. The SaaS solutions are designed to test and monitor the performance, availability and quality of companies’ mobile and web applications. SaaS solutions are delivered to customers entirely through on-demand, hosted technology in which a single instance of the software serves multiple customers. The on-premises licensed solutions provide detailed application insight that identifies and helps correct the causes of poor application performance within client devices, network, server, Java, .NET, PHP, big data, mainframe and other environments, and enable continuous tracking of transactions and provide exact identification of performance problems. We are investing in our APM solutions with the goal of providing solutions that are best-in-class within the APM market. Specifically, our investments include: (1) enhancements to our global hosted APMaaS (APM as a service) offering with specific focus on ease of use, time-to-value and data analytics in mobile and cloud application performance capabilities; (2) enhancements to our on-premises solutions that are focused on optimizing application performance and accelerating time to market; and (3) enhancements which combine our on-premises software and SaaS solution into a single platform that provides performance metrics for mobile, web, non-web, and cloud applications in a single solution.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

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

Quarterly Update

The following occurred during the second quarter of 2014:

•	Substantially completed the initial public offering of 7.36 million shares of the common stock of our subsidiary Covisint Corporation, which closed on October 1, 2013. The shares sold represent 19.7% of Covisint’s outstanding shares after the offering. The shares began trading on the Nasdaq Global Select Market on September 26, 2013, under the symbol “COVS.”
•	Total revenue increased $7.5 million during the second quarter of 2014 as compared to the second quarter of 2013 due to a $4.0 million increase in application services fees, a $4.0 million increase in software license fees, a $762,000 increase in professional services fees and a $420,000 increase in subscription fees, partially offset by a $1.7 million decline in maintenance fees.
•	Operating margin increased to 9.6% during the second quarter of 2014 as compared to 7.8% during the second quarter of 2013 due primarily to an increase in APM, Changepoint, Mainframe and Professional Services contribution margins, offset in part, by additional stock compensation related to the Covisint IPO.
•	Net income attributable to Compuware Corporation increased to $16.3 million compared to $10.6 million during the second quarter of last year. On a non-GAAP basis, excluding stock compensation expense, amortization of purchased software and other acquired intangibles, restructuring charges and certain advisory fees, earnings increased 62.5% in the second quarter of 2014 as compared to the second quarter of 2013. See the “GAAP to non-GAAP Reconciliation” section below for a complete reconciliation of net income and earnings per share.
•	APM segment revenue increased $8.3 million or 12.4% during the second quarter of 2014 as compared to the second quarter of 2013. Contribution margin increased 195% from negative $7.0 million in the second quarter of 2013 to positive $6.6 million in the second quarter of 2014.

COMPUWARE CORPORATION AND SUBSIDIARIES

•	Professional services segment revenue increased $2.3 million or 6.9% during the second quarter of 2014 as compared to the second quarter of 2013. Contribution margin increased from 16.5% to 19.7%. See “Professional Services” for additional information.
•	Covisint revenue increased $4.0 million or 19.4% from the second quarter of 2013. Contribution margin declined to negative 40.1% in the second quarter of 2014 from positive 2.4% during the second quarter of 2013 primarily due to additional stock compensation costs. See “Business Segment Analysis” for additional information.
•	Declared and paid the Company’s second quarterly cash dividend of $0.125 per share.

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

We believe that inclusion of these non-GAAP financial measures provides better comparability with our historical financial results and with the results of many of our competitors. In addition, we believe these non-GAAP financial measures are useful to investors because they allow investors to review supplemental information used internally by management to evaluate our financial results. These non-GAAP measures also represent the means by which we communicate our earnings guidance to investors.

While we believe that these non-GAAP financial measures provide useful supplemental information, there are limitations associated with the use of these non-GAAP financial measures. These non-GAAP financial measures are not prepared in accordance with GAAP, are not audited, do not reflect a comprehensive system of accounting and may not be completely comparable to similarly titled measures of other companies due to potential differences in the exact method of calculation between companies. Items such as stock compensation expense; amortization of acquired software and intangible assets; restructuring charges; advisory fees associated with certain shareholder actions and business transformation; and the related tax impacts of these items that are excluded from our non-GAAP financial measures can have a material impact on net income. As a result, these non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, net income or loss, cash flow from operations or other measures of performance prepared in accordance with GAAP. We compensate for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by reconciling the non-GAAP financial measures to their most comparable GAAP financial measure. We have procedures in place to ensure that these measures are calculated using the appropriate GAAP components in their entirety and to ensure that our performance is properly reflected to facilitate consistent period-to-period comparisons. Management reviews the non-GAAP adjustments on a net-of-tax basis when evaluating our performance. Therefore, we exclude the tax impact of these charges when presenting non-GAAP financial measures.

COMPUWARE CORPORATION AND SUBSIDIARIES

The following discusses the reconciling items from our non-GAAP financial measures to the most comparable GAAP financial measures:

•	Stock compensation expense. Our non-GAAP financial measures exclude the compensation expenses required to be recorded by GAAP for equity awards to employees and directors. Although this is a normal recurring expense for us, we believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures excluding this expense because these costs are generally fixed at the time an award is granted, are then expensed over several years and generally cannot be changed or influenced by management in the current period.

•	Amortization of acquired software and intangible assets. Our non-GAAP financial measures exclude costs associated with the amortization of acquired software and intangible assets. Although this is a normal recurring expense for us, we believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures excluding this expense because these costs are fixed at the time of acquisition, are then amortized over a period of several years after the acquisition and generally cannot be changed or influenced by management in the current period.

•	Restructuring charges. Our non-GAAP financial measures exclude restructuring charges, and any subsequent changes in estimates as they relate to our ongoing corporate restructuring activities. We believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures excluding restructuring charges in order to provide comparability and consistency with historical operating results.

•	Advisory fees associated with certain shareholder actions and business transformation. During the fourth quarter of fiscal 2013, in response to an unsolicited, nonbinding offer to purchase the outstanding shares of the Company from a shareholder, the Board of Directors announced its willingness to consider other viable offers. We continue to incur consultant fees to analyze the business, review additional requests for information from other interested parties and to implement business transformation plans. We believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures excluding such costs in order to provide comparability and consistency with historical operating results.

COMPUWARE CORPORATION AND SUBSIDIARIES

Our reconciliation of GAAP to non-GAAP financial information is presented below (in thousands, except for per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Net income	$16,340	$10,594	$26,307	$21,062

Stock compensation (excl. restructuring & impact of non-controlling interest)	12,985	6,890	21,631	15,179
Amortization of purchased software (excl. impact of non-controlling interest)	2,389	2,372	4,759	4,779
Amortization of acquired intangibles (excl. impact of non-controlling interest)	1,801	1,939	3,594	3,902
Restructuring expenses	233	-	5,345
Advisory fees	1,977	-	3,133

Total adjustments	19,385	11,201	38,462	23,860

Income tax effect of adjustments	(7,280)	(3,489)	(13,907)	(7,531)

Net income before items	$28,445	$18,306	$50,862	$37,391

Diluted earnings per share - GAAP	$0.07	$0.05	$0.12	$0.10

Stock compensation (excl. restructuring & impact of non-controlling interest)	0.06	0.03	0.10	0.07
Amortization of purchased software (excl. impact of non-controlling interest)	0.01	0.01	0.02	0.02
Amortization of acquired intangibles (excl. impact of non-controlling interest)	0.01	0.01	0.02	0.02
Restructuring expenses	0.00	-	0.02
Advisory fees	0.01	-	0.01

Total adjustments	0.09	0.05	0.17	0.11

Income tax effect of adjustments	(0.03)	(0.02)	(0.06)	(0.04)

Diluted earnings per share before items	$0.13	$0.08	$0.23	$0.17

Diluted shares outstanding	220,429	219,970	220,007	220,708

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

COMPUWARE CORPORATION AND SUBSIDIARIES

	Software Solutions							Unallocated
Three Months Ended:	APM	MF	CP	UF	Total	PS	AS	Expenses & Eliminations (1)	Total

September 30, 2013

Total revenues	$75,377	$72,791	$9,127	$10,581	$167,876	$36,013	$24,525	$(312)	$228,102

Operating expenses	68,757	17,324	8,827	4,694	99,602	28,918	34,362	43,330	206,212

Contribution / operating margin	$6,620	$55,467	$300	$5,887	$68,274	$7,095	$(9,837)	$(43,642)	$21,890

Margin %	8.8%	76.2%	3.3%	55.6%	40.7%	19.7%	(40.1%)	N/A	9.6%

(1)	Unallocated expenses for fiscal 2014 include $233,000 in restructuring expenses. See note 10 for additional information.

September 30, 2012

Total revenues	$67,080	$78,825	$10,124	$10,343	$166,372	$33,684	$20,542	$-	$220,598

Operating expenses	74,059	20,284	10,752	4,606	109,701	28,138	20,051	45,534	203,424

Contribution / operating margin	$(6,979)	$58,541	$(628)	$5,737	$56,671	$5,546	$491	$(45,534)	$17,174

Margin %	(10.4%)	74.3%	(6.2%)	55.5%	34.1%	16.5%	2.4%	N/A	7.8%

	Software Solutions							Unallocated
Six Months Ended:	APM	MF	CP	UF	Total	PS	AS	Expenses & Eliminations (1)	Total

September 30, 2013

Total revenues	$148,826	$146,050	$19,672	$20,411	$334,959	$72,999	$48,626	$(966)	$455,618

Operating expenses	142,803	36,500	19,141	9,864	208,308	59,550	59,785	94,321	421,964

Contribution / operating margin	$6,023	$109,550	$531	$10,547	$126,651	$13,449	$(11,159)	$(95,287)	$33,654

Margin %	4.0%	75.0%	2.7%	51.7%	37.8%	18.4%	(22.9%)	N/A	7.4%

(1)	Unallocated expenses for fiscal 2014 include $5.3 million in restructuring expenses. See note 10 for additional information.

September 30, 2012

Total revenues	$138,249	$158,714	$19,118	$20,821	$336,902	$68,728	$41,129	$-	$446,759

Operating expenses	150,155	43,129	20,441	10,025	223,750	57,058	38,067	94,147	413,022

Contribution / operating margin	$(11,906)	$115,585	$(1,323)	$10,796	$113,152	$11,670	$3,062	$(94,147)	$33,737

Margin %	(8.6%)	72.8%	(6.9%)	51.9%	33.6%	17.0%	7.4%	N/A	7.6%

COMPUWARE CORPORATION AND SUBSIDIARIES

Software Segments

Revenue associated with our software solutions consists of software license fees, maintenance fees, subscription fees and professional services fees (software related services).

Application Performance Management

The financial results of operations for our APM segment were as follows (in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Revenue
Software license fees	$24,256	$17,942	35.2%	$46,267	$40,299	14.8%
Maintenance fees	24,394	22,410	8.9	48,098	43,175	11.4
Subscription fees	19,931	19,544	2.0	40,063	39,396	1.7
Professional services fees	6,796	7,184	(5.4)	14,398	15,379	(6.4)
Total revenue	75,377	67,080	12.4	148,826	138,249	7.7

Operating expenses	68,757	74,059	(7.2)	142,803	150,155	(4.9)

Contribution margin	$6,620	$(6,979)	194.9%	$6,023	$(11,906)	150.6%

Contribution margin %	8.8%	(10.4%)		4.0%	(8.6%)

APM segment revenue increased during both the three months and six months ended September 30, 2013 due primarily to an increase in software license and maintenance fees partially offset by a decline in professional services fees. The increase in software license and maintenance fees was related to our growing customer base. Professional services fees declined due to a reduced need for implementation services for our APM products as newer product offerings tend to be easier to implement.

Operating expenses decreased during both the three months and six months ended September 30, 2013 due to a decline in salary and benefits expense related to headcount reductions associated with our restructuring initiatives and a reduction in advertising expense, partially offset by an increase in expenses related to stock compensation and amortization of capitalized software.

APM revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
United States	$43,052	$36,342	$82,983	$76,400
Europe and Africa	19,937	16,756	39,369	36,409
Other international operations	12,388	13,982	26,474	25,440
Total APM segment revenue	$75,377	$67,080	$148,826	$138,249

COMPUWARE CORPORATION AND SUBSIDIARIES

Mainframe

The financial results of operations for our Mainframe segment were as follows (in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Revenue
Software license fees	$8,335	$9,773	(14.7)%	$18,067	$18,823	(4.0)%
Maintenance fees	64,425	68,378	(5.8)	127,883	138,924	(7.9)
Professional services fees	31	674	(95.4)	100	967	(89.7)
Total revenue	72,791	78,825	(7.7)	146,050	158,714	(8.0)

Operating expenses	17,324	20,284	(14.6)	36,500	43,129	(15.4)

Contribution margin	$55,467	$58,541	(5.3)%	$109,550	$115,585	(5.2)%

Contribution margin %	76.2%	74.3%		75.0%	72.8%

Mainframe segment revenue declined $6.0 million and $12.7 million for the second quarter of 2014 and the first six months of 2014, respectively, primarily due to a reduction in maintenance fees and to a lesser extent a decline in license fees, which was consistent with the overall downward trend in our mainframe product revenues we have experienced throughout the past several years. Changes in our current customers’ IT computing environments and spending habits have reduced their demand for additional mainframe computing capacity. In addition, increased pricing pressures, competition and the effects of foreign exchange rate changes have had a negative impact on our revenues. We intend to continue to make strategic enhancements to our mainframe solutions through research and development investments.

The increase in contribution margin resulted from the proportionately larger decline in operating expenses for the second quarter and first six months of 2014, which was primarily due to a decline in salaries and benefits expense resulting from headcount reductions associated with our restructuring initiatives.

Mainframe revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
United States	$40,088	$44,190	$78,640	$90,398
Europe and Africa	18,446	19,708	39,345	39,346
Other international operations	14,257	14,927	28,065	28,970
Total Mainframe segment revenue	$72,791	$78,825	$146,050	$158,714

COMPUWARE CORPORATION AND SUBSIDIARIES

Changepoint

 The financial results of operations for our Changepoint segment were as follows (in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Revenue
Software license fees	$958	$2,068	(53.7)%	$3,154	$2,861	10.2%
Maintenance fees	4,247	4,052	4.8	8,374	8,182	2.3
Subscription fees	720	687	4.8	1,373	1,314	4.5
Professional services fees	3,202	3,317	(3.5)	6,771	6,761	0.1
Total revenue	9,127	10,124	(9.8)	19,672	19,118	2.9

Operating expenses	8,827	10,752	(17.9)	19,141	20,441	(6.4)

Contribution margin	$300	$(628)	147.8%	$531	$(1,323)	140.1%

Contribution margin %	3.3%	(6.2%)		2.7%	(6.9%)

Changepoint segment revenue decreased $997,000 for the second quarter of 2014, primarily due to a decrease in software license fees.  Software license fees declined due to a number of agreements which did not close near the end of the quarter.

Changepoint segment revenue increased $554,000 for the six months ended September 30, 2013, primarily due to an increase in software license fees during the first quarter.  Software license fees were low in the first quarter of the prior year due to turnover in the sales organization.

Operating expenses decreased from the prior year primarily due to reduced headcount and changes in capitalized research and development costs. Capitalized research and development costs fluctuate based on the timing and stage of various development projects.

Changepoint revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
United States	$4,339	$5,103	$9,655	$9,207
Europe and Africa	2,451	1,743	5,025	3,610
Other international operations	2,337	3,278	4,992	6,301
Total Changepoint segment revenue	$9,127	$10,124	$19,672	$19,118

COMPUWARE CORPORATION AND SUBSIDIARIES

Uniface

The financial results of operations for our Uniface segment were as follows (in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Revenue
Software license fees	$2,161	$1,891	14.3%	$3,628	$3,685	(1.5)%
Maintenance fees	7,434	7,357	1.0	14,673	14,865	(1.3)
Professional services fees	986	1,095	(10.0)	2,110	2,271	(7.1)
Total revenue	10,581	10,343	2.3	20,411	20,821	(2.0)

Operating expenses	4,694	4,606	1.9	9,864	10,025	(1.6)

Contribution margin	$5,887	$5,737	2.6%	$10,547	$10,796	(2.3)%

Contribution margin %	55.6%	55.5%		51.7%	51.9%

Uniface segment revenue and margins in the three and six month periods of 2014 were comparable to the prior year.

Uniface revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
United States	$1,512	$1,311	$2,863	$2,743
Europe and Africa	7,050	7,301	14,039	14,547
Other international operations	2,019	1,731	3,509	3,531
Total Uniface segment revenue	$10,581	$10,343	$20,411	$20,821

COMPUWARE CORPORATION AND SUBSIDIARIES

Software Solutions as a Group

Our Application Performance Management, Mainframe, Changepoint and Uniface segments combined represent our software solutions.  Software solutions revenues are presented in the table below (in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Software license fees	$35,710	$31,674	12.7%	$71,116	$65,668	8.3%
Maintenance fees	100,500	102,197	(1.7)	199,028	205,146	(3.0)
Subscription fees	20,651	20,231	2.1	41,436	40,710	1.8
Professional services fees	11,015	12,270	(10.2)	23,379	25,378	(7.9)
Total software solutions revenue	$167,876	$166,372	0.9%	$334,959	$336,902	(0.6)%

Software license fees (“license fees”) increased $4.0 million during the second quarter of 2014 and $5.4 million during the first six months of 2014. The increases can primarily be attributed to the increases in APM license revenue.

During the second quarter of 2014 and 2013, for software license transactions that were required to be recognized ratably, we deferred $6.1 million and $4.7 million, respectively, of license fees relating to such transactions that closed during the period. We recognized as license fees $5.7 million and $7.3 million of previously deferred license revenue during the second quarter of 2014 and 2013, respectively, relating to such transactions that closed and had been deferred prior to the beginning of the period.

During the first six months of 2014 and 2013, for software license transactions that were required to be recognized ratably, we deferred $9.6 million and $8.9 million, respectively, of license fees relating to such transactions that closed during the period. We recognized as license fees $12.3 million and $15.2 million of previously deferred license revenue during the first six months of 2014 and 2013, respectively, relating to such transactions that closed and had been deferred prior to the beginning of the period.

Maintenance fees decreased $1.7 million and $6.1 million during the three months and six months ended September 30, 2013, respectively.  Although we continue to experience a high maintenance renewal rate with our current mainframe customers, the decline in mainframe license transactions throughout the past several years is reducing mainframe maintenance revenue as new or growth customers are not entirely replacing the maintenance revenue loss from the non-renewed or reduced capacity mainframe maintenance arrangements. The decline in mainframe maintenance fees was partially offset by an increase in APM maintenance fees.

Subscription fees increased $420,000 during the second quarter and $726,000 during the first six months of 2014, as new APM SaaS solution sales out paced non-renewals of existing customer agreements.

Professional services fees within our software solutions business segments decreased $1.3 million during the second quarter and $2.0 million during the first six months of 2014, respectively. The decline in professional services fees occurred primarily within our APM business unit due to a reduced need for implementation services for our APM products.

COMPUWARE CORPORATION AND SUBSIDIARIES

Software solutions revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
United States	$88,991	$86,946	$174,141	$178,748
Europe and Africa	47,884	45,508	97,778	93,912
Other international operations	31,001	33,918	63,040	64,242
Total software solutions revenue	$167,876	$166,372	$334,959	$336,902

Professional Services

The financial results of operations for our professional services segment were as follows (in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Professional services fees	$36,013	$33,684	6.9%	$72,999	$68,728	6.2%

Operating expenses	28,918	28,138	2.8	59,550	57,058	4.4

Contribution margin	$7,095	$5,546	27.9%	$13,449	$11,670	15.2%

Contribution margin %	19.7%	16.5%		18.4%	17.0%

Professional services segment fees increased $2.3 million during the second quarter of 2014 primarily due to a $2.7 million increase in services performed for a customer within the insurance industry and a $1.3 million increase related to collection on past services provided to a municipal customer that had not been recognized previously due to uncertainties regarding collectability.  These increases were offset, in part, by declines in other customer activity.

Professional services segment fees increased $5.0 million for the six months ended September 30, 2013 due to an increase in services performed for a customer within the insurance industry and $2.9 million  related to collection on past services provided to a municipal customer that had not been recognized previously due to uncertainties regarding collectability.  These increases were offset, in part, by declines in other customer activity.

Operating expenses increased $780,000 for the second quarter of 2014 and $2.5 million for the six months ended September 30, 2013, primarily due to increased salary and benefits expense associated with the increase in revenue. Expense increases during the three and six months ended September 30, 2013, were partially offset by the reversal of a bad debt reserve recorded in prior periods.

COMPUWARE CORPORATION AND SUBSIDIARIES

Professional services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
United States	$35,651	$33,526	$72,288	$68,554
Europe and Africa	16	22	58	22
Other international operations	346	136	653	152
Total professional services segment revenue	$36,013	$33,684	$72,999	$68,728

Application Services

The financial results of operations for our Covisint application services segment were as follows (in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Application services fees	$24,525	$20,542	19.4%	$48,626	$41,129	18.2%

Operating expenses	34,362	20,051	71.4	59,785	38,067	57.1

Contribution margin	$(9,837)	$491	(2103.5)%	$(11,159)	$3,062	(464.4)%

Contribution margin %	(40.1%)	2.4%		(22.9%)	7.4%

Application services segment fees increased $4.0 million and $7.5 million for the three months and six months ended September 30, 2013, respectively, primarily due to growth in the customer subscription base.

As of September 30, 2013 and 2012, backlog for the application services segment was approximately $113.3 million and $108.9 million, respectively. Backlog represents contractually committed arrangements that have yet to be recognized.

During the second quarter, Covisint substantially completed its initial public offering of common shares (the "Covisint IPO"), which constituted 19.7% of its outstanding shares immediately following the offering. This resulted in a cumulative catch up of expense associated with certain options to purchase Covisint shares and the reversal of expense associated with performance awards to receive Compuware shares which were no longer expected to vest since the shares terminated upon closing the offering on October 1, 2013. Operating expenses for the three months ended September 30, 2013 included $10.0 million of stock compensation expense which is comprised of $12.5 million recorded for the cumulative stock compensation expense related to options with a performance condition based on the Covisint IPO being satisfied, the reversal of $2.9 million recorded in conjunction with the cancellation of the performance share awards and $0.4 million of stock compensation expense unrelated to the IPO. Operating expenses also increased due to higher salaries and benefits expense resulting from an increase in headcount to support the expected growth of the business, a reduction in capitalized research and development costs, increased use of subcontractors and an increase in amortization of capitalized research and development costs.

COMPUWARE CORPORATION AND SUBSIDIARIES

Application services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
United States	$21,016	$17,560	$41,850	$35,574
Europe and Africa	1,868	997	3,656	1,967
Other international operations	1,641	1,985	3,120	3,588
Total application services segment revenue	$24,525	$20,542	$48,626	$41,129

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Cost of software license fees is presented in the table below (in thousands):

	Three Months Ended September 30,		%	Six Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
Cost of software license fees	$5,632	$4,904	14.8%	$11,038	$9,729	13.5%

Percentage of software license fees	15.8%	15.5%		15.5%	14.8%

During the three months and six months ended September 30, 2013, cost of license fees increased $728,000 and $1.3 million, respectively, due primarily to increased amortization of capitalized research and development costs, additional hardware costs associated with certain offerings and, to a lesser extent, an increase in author royalty expense.

Cost of Maintenance Fees

Cost of maintenance fees consists of the direct costs allocated to maintenance and product support such as helpdesk and technical support.

Cost of maintenance fees is presented in the table below (in thousands):

	Three Months Ended September 30,		%	Six Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
Cost of maintenance fees	$7,724	$9,068	(14.8)%	$15,945	$18,014	(11.5)%

Percentage of maintenance fees	7.7%	8.9%		8.0%	8.8%

Cost of maintenance fees decreased $1.3 million and $2.1 million during the three and six months ended September 30, 2013, respectively, primarily due to a reduction in customer support costs.

Cost of Subscription Fees

Cost of subscription fees consists of the amortization of capitalized software related to our hosted software offerings, depreciation and maintenance expense associated with our hosted software network related computer equipment; data center costs; and payments to individuals for tests conducted from their Internet-connected personal computers (“peer”).

COMPUWARE CORPORATION AND SUBSIDIARIES

Cost of subscription fees is presented in the table below (in thousands):

	Three Months Ended September 30,		%	Six Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
Cost of subscription fees	$8,656	$7,827	10.6%	$16,803	$15,220	10.4%

Percentage of subscription fees	41.9%	38.7%		40.6%	37.4%

Cost of subscription fees increased $829,000 and $1.6 million during the three and six months ended September 30, 2013, respectively, primarily due to increased amortization of capitalized research and development costs related to on-going product enhancements.  Additionally, costs increased, to a lesser extent, due to continued investment in our mobile network.

Cost of Professional Services

Cost of professional services consists primarily of personnel-related costs of providing professional services in the professional services segment and for software related services. Costs include billable and technical staff and subcontractors as well as sales personnel both for our professional services segment and our software related services.

Cost of professional services is presented in the table below (in thousands):

	Three Months Ended September 30,		%	Six Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
Cost of professional services	$37,610	$40,085	(6.2)%	$77,959	$82,386	(5.4)%

Percentage of professional services fees	80.5%	87.2%		81.7%	87.5%

Cost of professional services decreased $2.5 million and $4.4 million during the three months and six months ended September 30, 2013, respectively. The decrease was primarily due to a decline in salaries and benefits expense resulting from headcount reduction related to professional services employees within our software solutions segments.

Cost of Application Services

Cost of application services consists primarily of personnel-related costs of providing application services, including billable and technical staff, subcontractors and sales personnel net of the amounts capitalized for development of internal use software.

COMPUWARE CORPORATION AND SUBSIDIARIES

Cost of application services is presented in the table below (in thousands):

	Three Months Ended September 30,		%	Six Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
Cost of application services	$35,080	$22,551	55.6%	$61,291	$43,676	40.3%

Capitalized internal software costs	$(1,391)	$(3,562)	(60.9)	$(3,341)	$(6,966)	(52.0)

Cost of application services expensed	$33,689	$18,989	77.4%	$57,950	$36,710	57.9%

Percentage of application services fees	137.4%	92.4%		119.2%	89.3%

Cost of application services before capitalized internal software costs increased $12.5 million and $17.6 million, respectively, during the three and six months ended September 30, 2013 primarily due to stock compensation resulting from the Covisint IPO.  As of September 30, 2013, there were 4.4 million Covisint stock options outstanding. These options include a performance condition requiring a change in control or IPO of Covisint prior to vesting.  Many of these options vest upon the October 1, 2013 closing of the Covisint IPO.  Cumulative expense of $12.5 million related to these options was recorded during the three months ended September 30, 2013. Certain employees who received Covisint stock options were also awarded Compuware performance share awards. Approximately 1.1 million of these performance share awards will be cancelled upon the closing of the Covisint IPO on October 1, 2013. As the awards were no longer deemed probable, $2.9 million of expense associated with the performance share awards was reversed during the quarter ended September 30, 2013.  The remaining change was primarily the result of higher salaries and benefits expense resulting from an increase in headcount during fiscal 2014 to support the expected growth of the business including additional sales resources.

Capitalization of internally developed software costs decreased $2.2 million and $3.6 million during the three and six months ended September 30, 2013, respectively, due to a recent change to the agile delivery methodology for our platform enhancements, which has resulted in significantly shorter development cycles thereby reducing our capitalized costs.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Technology development and support costs incurred internally and capitalized are presented in the table below (in thousands):

	Three Months Ended September 30,		%	Six Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
Technology development and support costs incurred	$28,638	$30,723	(6.8)%	$58,969	$62,663	(5.9)%

Capitalized internal software costs	(4,513)	(3,174)	42.2	(8,309)	(8,617)	(3.6)

Technology development and support costs expensed	$24,125	$27,549	(12.4)%	$50,660	$54,046	(6.3)%

Technology development and support costs expensed as a percentage of software solutions revenue	14.4%	16.6%		15.1%	16.0%

Technology development and support before capitalized internal software costs declined $2.1 million for the second quarter of 2014 and $3.7 million during the six months ended September 30, 2013. The decrease primarily related to a decline in salaries and benefits expense resulting from headcount reductions associated with our restructuring initiatives.

During the second quarter of 2014, capitalized internal software costs increased related primarily to the timing of projects that are in the capitalization phase of development.

Sales and Marketing

Sales and marketing costs consist primarily of personnel related costs associated with product sales, sales support and marketing for our product offerings.

Sales and marketing costs are presented in the table below (in thousands):

	Three Months Ended September 30,		%	Six Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
Sales and marketing costs	$53,450	$56,641	(5.6)%	$112,943	$118,831	(5.0)%

Percentage of software solutions revenue	31.8%	34.0%		33.7%	35.3%

Sales and marketing costs declined $3.2 million for the second quarter of 2014 and $5.9 million for the six months ended September 30, 2013, due primarily to decreased compensation and travel expense associated with headcount reductions related to our restructuring initiatives and to decreased marketing costs related to planned cost reductions.  These decreases were partially offset by increased bonus and commissions compared to the prior year due to increases in license fees.

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

Administrative and general expenses are presented in the table below (in thousands):

	Three Months Ended September 30,		%	Six Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
Administrative and general expenses	$35,093	$38,361	(8.5)%	$73,321	$78,086	(6.1)%

Administrative and general costs decreased $3.3 million during the second quarter of 2014 and $4.8 million for the six months ended September 30, 2013, due primarily to a decrease in salaries and benefits expense related to headcount reductions associated with our restructuring initiatives. Other decreases associated with our restructuring including decreases in rent, contributions, travel and corporate advertising were offset by increases primarily associated with consulting fees related to shareholder activities and our on-going cost reduction efforts.

RESTRUCTURING CHARGE

As part of our announced plan to increase shareholder value, we are implementing significant cost reduction actions with the intention to eliminate approximately $80 million to $100 million of administrative and general and other operational costs. In February 2013, we approved the initial phase of a restructuring plan designed to achieve a portion of these savings, which involves reductions in our global workforce of approximately 220 employees (less than 5% of our total workforce), including employees across all operating and administrative divisions, the early abandonment of certain operating leases and the closing or reduction in size of 20 office facilities worldwide.

During the three months and six months ended September 30, 2013, the Company recorded charges of approximately $233,000 and $5.3 million, respectively, for costs associated with these reductions, primarily related to severance costs for 78 terminated employees. The Company anticipates that approximately $6.3 million in additional employee termination charges and $4.3 million in lease abandonment costs will be taken during the remainder of fiscal 2014 for the initial phase of the restructuring plan, which is currently expected to result in approximately $32.5 million of total restructuring costs including costs incurred during the fourth quarter of fiscal 2013. It is expected that the activities in the initial phase will be completed before March 31, 2014.

COMPUWARE CORPORATION AND SUBSIDIARIES

OTHER INCOME (EXPENSE)

Other income (expense), net consists primarily of interest income realized from our cash and cash equivalents, interest earned on our financing receivables, our share of the income or loss from our investments in partially owned companies and interest expense primarily associated with our long-term debt.

Other income (expense) is presented in the table below (in thousands):

	Three Months Ended September 30,		%	Six Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
Interest income	$528	$397	33.0%	$1,072	$967	10.9%
Interest expense	(281)	(415)	32.3	(567)	(986)	42.5
Other	(62)	(69)	10.1	(118)	(16)	(637.5)
Other income (expense), net	$185	$(87)	312.6%	$387	$(35)	1205.7%

The decrease in interest expense is related to interest on reduced borrowings under the line of credit.  Borrowings were incurred primarily to fund the share repurchase program during 2013. The average outstanding debt balance during the first six months of 2014 was $10 million as compared to $41 million during the first six months of 2013.

INCOME TAXES

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements and net operating loss and credit carryforwards.

The income tax provision and effective tax rate are presented in the table below (in thousands):

	Three Months Ended September 30,		%	Six Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
Income tax provision	$6,889	$6,493	6.1%	$8,888	$12,640	(29.7)%

Effective tax rate	31.2%	38.0%		26.1%	37.5%

Our effective tax rate for the six months ended September 30, 2013 was 26.1% compared to 37.5% for the six months ended September 30, 2012. The decline in the effective rate was primarily due to the recording of a benefit related to stock compensation as a result of a change in our expectation regarding the tax deductibility of compensation for a certain officer during the first six months of 2014.  The tax deductibility of this officer’s compensation is no longer subject to the tax deduction threshold for officer compensation.  Accordingly, a deferred tax asset was recorded related to the stock compensation that was previously expected to be disallowed for tax purposes.

COMPUWARE CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at September 30, 2013. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our annual report on Form 10-K for the year ended March 31, 2013 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in note 1 of the consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of 2013.

Goodwill Impairment Evaluation

The goodwill balance by reporting unit as of September 30, 2013 is presented as follows (in thousands):

	APM	MF	CP	UF	PS	AS	Total
Goodwill as of March 31, 2013	$469,947	$140,557	$22,079	$21,280	$42,794	$25,385	$722,042

Effect of foreign currency translation	10,223	-	-	-	-	-	10,223

Goodwill as of September 30, 2013	$480,170	$140,557	$22,079	$21,280	$42,794	$25,385	$732,265

We evaluated our goodwill for impairment on a reporting unit basis at March 31, 2013, and our professional services reporting unit failed Step 1 of our goodwill impairment analysis. After performing Step 2 of the goodwill impairment test, we determined that it was necessary to record a $71.8 million impairment to the goodwill associated with our professional services division, reducing the goodwill balance to the calculated implied fair value. Since March 31, 2013, there have been no events or changes in circumstances that would require the completion of an interim impairment analysis.

We continue to monitor the risk of additional goodwill impairment for the professional services reporting unit, which has a goodwill balance of $42.8 million at September 30, 2013. During the three and six months ended September 30, 2013, professional services  revenue increased 6.9% and 6.2%, respectively, and contribution margin increased 27.9% and 15.2%, respectively.  We believe we can maintain or grow our professional services revenue and margin. If our professional services revenues or margin decline, we could be required to further reduce the value of goodwill associated with the professional services reporting unit.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, cash and cash equivalents totaled $50.4 million, compared to $89.9 million at March 31, 2013.

Net cash provided by operating activities

Net cash provided by operating activities during the first six months of 2014 was $27.1 million, which represents a $10.8 million increase from the first six months of 2013. The increase was primarily due to a decline in cash paid to employees due to lower company-wide bonus attainment for fiscal 2013 as compared to fiscal 2012 and to reductions in headcount associated with our cost reduction efforts. Bonuses related to the previous fiscal year are paid during the first fiscal quarter of each year.

The condensed consolidated statements of cash flows compute net cash from operating activities using the indirect cash flow method. Therefore non-cash adjustments and net changes in assets and liabilities (net of effects from currency fluctuations) are adjusted from net income to derive net cash from operating activities.

Changes in accounts receivable and deferred revenue have typically represented the most significant adjustments to net income to arrive at operating cash flow as we allow for deferred payment terms on multi-year products contracts. The impact of the net change in accounts receivable as compared to the prior year was a $57.0 million reduction to operating cash flows and was primarily related to a large receivable recorded in the fourth quarter of 2012 that was collected during the first quarter of 2013. The impact of the net change in deferred revenue was a $55.5 million increase in operating cash flows compared to the prior year and was primarily related to an increase in multiyear maintenance contracts recorded during the first quarter of 2014 as compared to the first quarter of 2013.

COMPUWARE CORPORATION AND SUBSIDIARIES

We believe our existing cash resources, including our line of credit and its expansion provision, and cash flow from operations will be sufficient to meet our short-term and long-term liquidity requirements, including the additional liquidity needed to fund the anticipated restructuring, business transformation and quarterly dividends.

Net cash used in investing activities

Net cash used in investing activities during the first six months of 2014 was $17.9 million, which represents a $12.1 million decrease in cash used as compared to the first six months of 2013 due primarily to a decrease in purchases of capitalized software and property and equipment of $11.0 million.

We will continue to evaluate business acquisition opportunities that fit our strategic plans. If the cash consideration for a future acquisition or combination of acquisitions were to exceed our operating cash balance resources, we would probably further utilize our credit facility and may need to seek additional financing.

Net cash used in financing activities

Net cash used in financing activities during the first six months of 2014 was $48.1 million, which represents a $27.7 million increase in cash used as compared to the first six months of 2013.

The increase in cash used was primarily due to $53.6 million in dividends paid and in a net increase of $18.3 million in payments on borrowings.  We first paid dividends during fiscal 2014. The dividend and net debt payments were partially offset by a decline in share repurchases of $38.4 million and an increase in net proceeds from the exercise of stock awards of $6.7 million.

The receipt of the $68.4 million of proceeds from the Covisint IPO will be reflected in cash flows from financing activities during the third quarter due to the offering closing on October 1, 2013.

The Company has an unsecured revolving credit agreement (the "credit facility") with Comerica Bank and other lenders to provide leverage for the Company if needed. This agreement was most recently amended in August 2013. Refer to note 9 of the condensed consolidated financial statements for additional information related to the credit facility. The timing for ultimate repayment of the amount currently outstanding will depend on operating cash flows, share repurchases and dividend payments.

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

As of September 30, 2013, approximately $140 million remains authorized for future purchases under the Discretionary Plan. The authorization will remain in effect until exhausted absent further action of the Board. Our credit facility limits stock repurchases from August 8, 2013 through the end of the agreement to a total of $50 million without approval of the lenders.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1A.  Risk Factors

In September 2013, Covisint Corporation, previously a wholly owned subsidiary of ours, completed their IPO, and issued 7.36 million shares of its common stock (approximately 20 percent of shares outstanding after the issuance). We have previously announced our intention to distribute our remaining shares in Covisint to our shareholders. As a result of the Covisint IPO and proposed distribution, a new risk factor entitled "If our planned distribution of our remaining shares of common stock in Covisint Corporation, (the "Tax-Free Distribution") does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we and our shareholders could be subject to significant tax liability." is added, as set forth below:

If our planned distribution of our remaining shares of common stock in Covisint Corporation, which we refer to as the Tax-Free Distribution, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we and our shareholders could be subject to significant tax liability.

•  Although we have no obligation to complete the Tax-Free Distribution, on January 25, 2013, we announced plans to distribute our shares of Covisint common stock within one year following its IPO. We have submitted to the IRS a request for a private letter ruling, substantially to the effect that, among other things, the Tax-Free Distribution will qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code or the Code. The private letter ruling and the tax opinion that we expect to receive from counsel will rely on certain representations, assumptions and undertakings, including those relating to the past and future conduct of Covisint’s business, and neither the private letter ruling nor the opinion would be valid if such representations, assumptions and undertakings were incorrect. Moreover, the private letter ruling will not address all the issues that are relevant to determining whether the distribution will qualify as a tax-free transaction. Notwithstanding the private letter ruling and opinion, the IRS could determine the distribution should be treated as a taxable transaction for U.S. federal income tax purposes if, among other reasons, it determines any of the representations, assumptions or undertakings that were included in the request for the private letter ruling are false or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the private letter ruling. If the Tax-Free Distribution fails to qualify as a tax-free transaction, in general, we would be subject to tax as if we had sold our shares of Covisint common stock in a taxable sale for its fair market value, and our shareholders who receive shares of our common stock in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

COMPUWARE CORPORATION AND SUBSIDIARIES

• One requirement for the Tax-Free Distribution is that we maintain greater than 80% ownership in Covisint until the distribution. We currently own 80.3% of Covisint's outstanding shares. We have entered into agreements with Covisint and put procedures in place to allow us to purchase additional shares of Covisint prior to any Covisint equity transaction which are intended to ensure we maintain greater than 80% ownership in Covisint. Such purchases may result in significant cash outlays from us to Covisint which could have a negative impact on our available cash and to our equity subsequent to a Tax-Free Distribution.

•  Even if the Tax-Free Distribution would otherwise qualify as a tax-free transaction for U.S. federal income tax purposes, such distribution may be taxable to us if Section 355(d) of the Code or Section 355(e) of the Code applies to the distribution. Section 355(d) of the Code may apply to the distribution if any person purchases 50% or more of our stock, by vote or value, during the five-year period ending on the date of any distribution of our shares of Covisint to our shareholders. Section 355(e) of the Code will apply to the distribution if 50% or more of Covisint's stock or of our stock, by vote or value, is acquired by one or more persons, other than the holders of our stock who received Covisint stock in the distribution, acting pursuant to a plan or a series of related transactions that includes the distribution. Any shares of Covisint stock or of our stock acquired directly or indirectly within two years before or after the Tax-Free Distribution generally are presumed to be part of such a plan unless that presumption can be rebutted.

•  Substantial uncertainty exists on the scope of Section 355(e) of the Code, and we or Covisint may have undertaken, may contemplate undertaking or may otherwise undertake in the future transactions that may cause Section 355(e) of the Code to apply to the distribution notwithstanding our desire or intent to avoid application of Section 355(e) of the Code. Accordingly, we cannot provide you any assurance that we will not have tax-related obligations related to the application of Section 355(e) of the Code to the Tax-Free Distribution.

COMPUWARE CORPORATION AND SUBSIDIARIES

Except as set forth above, there have been no material changes to the risk factors set forth in “Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of common stock for the quarter ended September 30, 2013.

COMPUWARE CORPORATION AND SUBSIDIARIES

Item 6.  Exhibits

The following exhibits are filed herewith or incorporated by reference to the filing indicated with which it was previously filed. The Company’s SEC file number is 000-20900.

Exhibit Number	Description of Document

4.15	Third Amendment to Credit Agreement dated as of August 8, 2013

10.152	Performance Unit Award Agreement for Robert C. Paul dated as of December 7, 2009 (corrected version)

10.153	Form of Amendment, dated as of June 16, 2013, to Performance Unit Award Agreement footed with “PU Covisint IPO,” dated as of December 7, 2009, granted to Peter Karmanos, Jr. and Laura Fournier

10.154
Form of Amendment, dated as of June 16, 2013, to Performance Unit Award Agreement footed with “PU Covisint Revenue 162m,” dated as of December 7, 2009, granted to Peter Karmanos, Jr. and Laura Fournier

10.155	Amendment Number 1 to Performance Unit Award Agreement footed with “PU Covisint Revenue K2” granted to Peter Karmanos, Jr., dated as of December 7, 2009

10.156	Form of Severance Agreement with Robert C. Paul and Joseph R. Angileri dated as of October 28, 2013

15	Independent Registered Public Accounting Firm’s Awareness Letter

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUWARE CORPORATION

Date:	November 5, 2013	By: /s/ Robert C. Paul

Robert C. Paul
President and Chief Executive Officer
(duly authorized officer)

Date:	November 5, 2013	By: /s/ Joseph R. Angileri

Joseph R. Angileri
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)