Form 10-Q
period 2013-12-31
COMPUWARE CORP
filed 2014-02-07
CIK 859014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 5, 2014, there were outstanding 218,183,424 shares of Common Stock, par value $.01, of the registrant.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

ASSETS	December 31, 2013	March 31, 2013

CURRENT ASSETS:
Cash and cash equivalents	$108,897	$89,873
Accounts receivable, net	466,669	424,587
Deferred tax asset, net	42,859	37,618
Income taxes refundable	9,552	4,951
Prepaid expenses and other current assets	33,600	36,210
Total current assets	661,577	593,239

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	292,872	302,492

CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	109,648	116,663

ACCOUNTS RECEIVABLE	181,636	174,891

DEFERRED TAX ASSET, NET	29,289	31,754

GOODWILL	735,411	722,042

OTHER ASSETS	26,675	32,201

TOTAL ASSETS	$2,037,108	$1,973,282

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$25,610	$18,717
Accrued expenses	113,061	103,994
Income taxes payable	8,737	14,507
Deferred revenue	408,505	417,862
Total current liabilities	555,913	555,080

LONG TERM DEBT	-	18,000

DEFERRED REVENUE	304,721	310,453

ACCRUED EXPENSES	15,549	27,873

DEFERRED TAX LIABILITY, NET	64,666	63,650
Total liabilities	940,849	975,056

SHAREHOLDERS' EQUITY:
Common stock	2,178	2,132
Additional paid-in capital	812,342	713,580
Retained earnings	265,099	301,298
Accumulated other comprehensive loss	(4,213)	(18,784)
Total Compuware shareholders' equity	1,075,406	998,226
Non-controlling interest	20,853	-
Total shareholders' equity	1,096,259	998,226
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,037,108	$1,973,282

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
REVENUES:
Software license fees	$56,694	$64,831	$127,810	$130,499
Maintenance fees	101,600	102,341	300,628	307,487
Subscription fees	21,733	20,793	63,169	61,503
Professional services fees	46,378	46,049	141,790	140,155
Application services fees	24,109	23,852	72,735	64,981

Total revenues	250,514	257,866	706,132	704,625

OPERATING EXPENSES:
Cost of software license fees	5,366	5,388	16,404	15,117
Cost of maintenance fees	7,670	8,639	23,615	26,653
Cost of subscription fees	8,430	7,603	25,233	22,823
Cost of professional services	38,278	39,694	116,237	122,080
Cost of application services	28,618	20,758	86,568	57,468
Technology development and support	22,516	25,629	73,176	79,675
Sales and marketing	65,670	65,773	178,613	184,604
Administrative and general	40,325	44,733	113,646	122,819
Restructuring costs	3,737		9,082

Total operating expenses	220,610	218,217	642,574	631,239

INCOME FROM OPERATIONS	29,904	39,649	63,558	73,386

OTHER INCOME (EXPENSE), NET	2,960	(55)	3,347	(90)

INCOME BEFORE INCOME TAX PROVISION	32,864	39,594	66,905	73,296

INCOME TAX PROVISION	8,874	14,254	17,762	26,894

NET INCOME INCLUDING NON-CONTROLLING INTEREST	23,990	25,340	49,143	46,402

Less: Net income (loss) attributable to the non-controlling interest in Covisint Corporation	(1,032)		(2,186)

NET INCOME ATTRIBUTABLE TO COMPUWARE CORPORATION	$25,022	$25,340	$51,329	$46,402

Basic earnings per share	$0.12	$0.12	$0.24	$0.22

Diluted earnings per share	$0.11	$0.12	$0.23	$0.21

Dividends declared per common share	$0.125	$-	$0.375	$-

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
NET INCOME INCLUDING NON-CONTROLLING INTEREST	$23,990	$25,340	$49,143	$46,402

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX
Foreign currency translation adjustments	3,544	4,690	15,771	(3,322)

TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	218	831	1,200	(1,265)

OTHER COMPREHENSIVE INCOME (LOSS),NET OF TAX	3,326	3,859	14,571	(2,057)

COMPREHENSIVE INCOME INCLUDING NON-CONTROLLING INTEREST	27,316	29,199	63,714	44,345

Less: Net income (loss) attributable to the non-controlling interest in Covisint Corp.	(1,032)	-	(2,186)	-

Less: Other comprehensive income attributable to the non-controlling interest in Covisint Corp.	5	-	5	-

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMPUWARE CORPORATION	$28,343	$29,199	$65,895	$44,345

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Per Share Data)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Compuware Shareholders'	Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity
BALANCE AT MARCH 31, 2013	213,218,048	$2,132	$713,580	$301,298	$(18,784)	$998,226	$-	$998,226
Net income (loss)				51,329		51,329	(2,186)	49,143
Foreign currency translation, net of tax					14,571	14,571	5	14,576
Dividends	14,059		819	(81,627)		(80,808)		(80,808)
Impact of equity transactions of non-controlling interest			(9,903)			(9,903)	9,903	-
Issuance of Covisint common stock			53,191			53,191	13,131	66,322
Issuance of common stock	179,047	2	1,874			1,876		1,876
Repurchase of common stock	(300,000)	(8)	(2,619)	(5,901)		(8,528)		(8,528)
Exercise/release of employee stock awards and related tax benefit (Note 6)	4,660,970	52	28,714			28,766		28,766
Stock awards compensation, net			26,686			26,686		26,686
BALANCE AT DECEMBER 31, 2013	217,772,124	$2,178	$812,342	$265,099	$(4,213)	$1,075,406	$20,853	$1,096,259

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Compuware Shareholders'	Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity
BALANCE AT MARCH 31, 2012	217,506,319	$2,175	$685,904	$372,408	$(10,550)	$1,049,937		$1,049,937
Net income (loss)				46,402		46,402		46,402
Foreign currency translation, net of tax					(2,057)	(2,057)		(2,057)
Issuance of common stock	231,595	2	2,053			2,055		2,055
Repurchase of common stock	(8,321,587)	(82)	(26,732)	(50,365)		(77,179)		(77,179)
Exercise/release of employee stock awards and related tax benefit (Note 6)	2,646,128	26	10,245			10,271		10,271
Stock awards compensation			20,663			20,663		20,663
BALANCE AT DECEMBER 31, 2012	212,062,455	$2,121	$692,133	$368,445	$(12,607)	$1,050,092	$-	$1,050,092

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended December 31,
	2013	2012
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income including non-controlling interest	$49,143	46,402
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	48,294	49,358
Stock award compensation	32,526	20,663
Deferred income taxes	(4,484)	6,172
Other	(5,396)	552
Net change in assets and liabilities, net of effects from currency fluctuations:
Accounts receivable	(40,679)	17,140
Prepaid expenses and other assets	7,066	4,608
Accounts payable and accrued expenses	3,438	(24,868)
Deferred revenue	(18,161)	(91,181)
Income taxes	(12,503)	20,122
Net cash provided by operating activities	59,244	48,968

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of:
Property and equipment	(11,518)	(18,241)
Capitalized software	(18,879)	(24,817)
Other	(275)	(1,400)
Net cash used in investing activities	(30,672)	(44,458)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from borrowings	51,000	142,800
Payments on borrowings	(69,000)	(117,800)
Net proceeds from exercise of stock awards including excess tax benefits	30,285	11,965
Employee contribution to stock purchase plans	1,812	2,046
Repurchase of common stock	(8,903)	(76,366)
IPO proceeds	68,448
Dividends	(80,808)
Other	(1,397)
Net cash used in financing activities	(8,563)	(37,355)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(985)	(1,451)

NET CHANGE IN CASH AND CASH EQUIVALENTS	19,024	(34,296)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,873	99,180

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108,897	$64,884

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at December 31, 2013, final amounts may differ from these estimates.

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

Non-controlling Interest

On October 1, 2013, Covisint Corporation (“Covisint), previously a wholly owned subsidiary of Compuware Corporation, issued 7.36 million shares of its common stock (19.7 percent of shares outstanding after the issuance) in an Initial Public Offering (“IPO”) of its shares at a price to the public of $10 per share. Prior to completion of the Covisint IPO, the Company contributed the assets and liabilities of the Covisint segment to Covisint Corporation.

The non-controlling equity interest in Covisint is reflected as non-controlling interest in the accompanying condensed consolidated balance sheets and was $20.9 million as of December 31, 2013.

The Covisint IPO was accounted for as an equity transaction in accordance with ASC 810, “Consolidation” and no gain or loss has been recognized as the Company retained the controlling financial interest. The IPO and subsequent option exercises increased the Company’s equity attributable to non-controlling interest by $23.0 million, which represented the carrying value of the non-controlling interest and increased the Company’s additional paid in capital by $43.3 million.

Upon completion of the Covisint IPO and as of December 31, 2013, Compuware owned 80.3 percent and 80.03 percent, respectively, of the economic and voting interest in Covisint. The Company has announced its intention to effect a tax-free spin-off of all its Covisint shares following the March 2014 expiration of the lock-up period under the Covisint IPO underwriting agreement. The Company has requested a private letter ruling from the Internal Revenue Service (“IRS”) providing that, subject to certain conditions, the anticipated spin-off will be tax-free to Compuware and its stockholders for U.S. federal income tax purposes. The spin-off or other disposition is subject to various conditions, including Board approval, the receipt of any necessary regulatory or other approvals, the receipt of the private letter ruling from the IRS with confirmation of the tax-free nature of the proposed transaction, the receipt of an opinion of counsel and the existence of satisfactory market conditions.

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

Research and development

Research and development (“R&D”) costs primarily include the cost of programming personnel and amounted to $23.6 million and $26.2 million for the three months ended December 31, 2013 and 2012, respectively, and $72.7 million and $77.7 million for the nine months ended December 31, 2013 and 2012, respectively. R&D costs related to our software solutions are reported as “technology development and support” and for our application services network, the costs are reported as “cost of application services” in the condensed consolidated statements of operations.

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

The Company’s effective tax rate for the nine months ended December 31, 2013 was 26.5% as compared to 36.7% for the nine months ended December 31, 2012. The decline in the effective rate was primarily due to the recording of a benefit related to (i) stock compensation as a result of a change in our expectation regarding the tax deductibility of compensation for a certain officer during the first quarter of 2014; and (ii) the enactment of new tax legislation in Mexico during the third quarter of 2014.  The tax deductibility of this officer’s compensation is no longer subject to the tax deduction threshold for officer compensation.  Accordingly, a deferred tax asset was recorded related to the stock compensation that was previously expected to be disallowed for tax purposes and the Mexico deferred tax assets were revalued to reflect the enacted tax method.

Cash paid for income taxes was $29.3 million and $3.7 million for the nine months ended December 31, 2013 and 2012, respectively.

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

The following is an aged analysis of our products and loans financing receivables based on invoice dates as of December 31, 2013 and March 31, 2013 (in thousands):

	As of December 31, 2013
	0-29 days past invoice date	30-90 days past invoice date	Greater than 90 days past invoice date	Unbilled	Total financing receivables
Pass rating
Software products	$9,019	$581	$188	$34,820	$44,608

	As of March 31, 2013
	0-29 days past invoice date	30-90 days past invoice date	Greater than 90 days past invoice date	Unbilled	Total financing receivables
Pass rating
Software products	$3,311	$679	$1,324	$42,659	$47,973
Loans				3,771	3,771
Total	3,311	679	1,324	46,430	51,744

Watch rating
Software products			179		179

Total financing receivables	$3,311	$679	$1,503	$46,430	$51,923

The loan receivable as of March 31, 2013 was fully collected as of December 31, 2013. As of December 31, 2013 the company had no financing receivables with a “watch” rating and no allowance for credit losses on our financing receivables.  At March 31, 2013, the allowance for credit losses on our financing receivables was $179,000.

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

The foreign currency net gains or (losses) for the three months ended December 31, 2013 and 2012 were ($465,000) and ($323,000), respectively and for the nine months ended December 31, 2013 and 2012 were ($3.4 million) and ($1.4 million), respectively. The hedging transaction net gains or (losses) from foreign exchange derivative contracts for the three months ended December 31, 2013 and 2012 were $81,000 and $54,000, respectively and for the nine months ended December 31, 2013 and 2012 were $978,000 and $525,000, respectively. These amounts were recorded to “administrative and general” in the condensed consolidated statements of operations.

The Company has derivative contracts maturing through January 2014 to sell $3.0 million and purchase $12.0 million in foreign currencies at December 31, 2013 and had derivative contracts maturing through April 2013 to sell $1.8 million and purchase $15.5 million in foreign currencies at March 31, 2013.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2013
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Cash equivalents - money market funds	$5,282	$5,282	-	-

Liabilities:

Foreign exchange derivatives	$33	-	$33	-

	As of March 31, 2013
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Cash equivalents - money market funds	$11,525	$11,525	-	-

Foreign exchange derivatives	$31	-	$31	-

Non-financial assets such as goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. See note 7 of the condensed consolidated financial statements for further information.

Note 5 - Computation of Earnings per Common Share

Earnings per common share data were computed as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
Basic earnings per share:	2013	2012	2013	2012

Numerator:
Net income attributable to Compuware Corporation	$25,022	$25,340	$51,329	$46,402

Denominator:
Weighted-average common shares outstanding	216,856	212,836	215,146	215,318

Basic earnings per share	$0.12	$0.12	$0.24	$0.22

Diluted earnings per share:

Numerator:
Net income attributable to Compuware Corporation	$25,022	$25,340	$51,329	$46,402

Denominator:
Weighted-average common shares outstanding	216,856	212,836	215,146	215,318
Dilutive effect of stock awards	4,705	4,036	5,530	4,153

Total shares	221,561	216,872	220,676	219,471

Diluted earnings per share	$0.11	$0.12	$0.23	$0.21

During the three months ended December 31, 2013 and 2012, stock awards to purchase 3.3 million and 7.8 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive and stock awards to purchase 2.9 million and 5.3 million shares, respectively, were excluded from the calculation because the performance conditions for vesting had not yet been met. During the nine months ended December 31, 2013 and 2012, stock awards to purchase 3.0 million and 11.8 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive and stock awards to purchase 3.8 million and 2.8 million shares, respectively, were excluded from the calculation because the performance conditions for vesting had not yet been met. See note 6 of the condensed consolidated financial statements for a discussion of options with performance conditions and performance based stock awards.

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

ESOP/401(k)

The Company provides a matching program for the 401(k) component of the ESOP/401(k). The Company matches 33% of employees’ 401(k) contributions up to 2% of eligible earnings. Matching contributions by the Company vest 100% when an employee attains three years of service with the Company. During the three months ended December 31, 2013 and 2012, the Company expensed $944,000 and $900,000, respectively, and for both the nine months ended December 31, 2013 and 2012, the Company expensed $3.3 million related to this plan.

Compuware Stock Option Activity

Options that Vest Based on Service Conditions Only

A summary of activity for options that vest based on service conditions only under the Company’s stock-based compensation plans as of December 31, 2013, and changes during the nine months then ended is presented below (shares and intrinsic value in thousands):

	Nine Months Ended December 31, 2013
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of March 31, 2013	19,076	$8.44
Granted	1,146	10.63
Exercised	(3,447)	7.81		$10,811
Forfeited	(376)	10.18
Cancelled/expired	(1,424)	8.22
Options outstanding as of December 31, 2013	14,975	$8.73	6.57	$38,076

Options vested and expected to vest, net of estimated forfeitures, as of December 31, 2013	14,465	$8.68	6.49	$37,378

Options exercisable as of December 31, 2013	9,628	$8.32	5.64	$28,385

The average fair value of stock options vested during the nine months ending December 31, 2013 and 2012 was $3.99 and $4.14 per share, respectively.

Options that Vest Based on both Performance and Service Conditions (“Performance Options”)

As of December 31, 2013, 2.7 million stock options that vest based on both service and performance conditions were outstanding. The performance vesting conditions for these options are based on company-wide revenue and earnings targets. As of December 31, 2013, it is deemed probable that the performance targets for approximately 190,000 of these options will be achieved. Expense totaling $394,000 and a reduction to expense of $21,000 were recorded in the condensed consolidated statement of operations related to these stock options during the nine months and three months ended December 31, 2013, respectively. The reduction to expense during the three months ended December 31, 2013 was related to a change in the expected attainment associated with certain performance conditions. No expense was recorded in the condensed consolidated statement of operations related to these stock options during the nine months ended December 31, 2012.

A summary of activity for options that vest based on the achievement of both service and performance conditions under the Company’s stock-based compensation plans as of December 31, 2013, and changes during the nine months then ended is presented below (shares and intrinsic value in thousands):

	Nine Months Ended December 31, 2013
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of March 31, 2013	3,648	$9.79
Granted	594	11.30
Forfeited/Cancelled	(1,529)	10.00
Options outstanding as of December 31, 2013	2,713	$10.00	8.79	$3,435

Options vested and expected to vest, net of estimated forfeitures, as of December 31, 2013	190	$11.30	9.37	$-

Options exercisable as of December 31, 2013	-	$-	-	$-

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes option pricing model were as follows:

	Nine Months Ended December 31,
	2013	2012

Expected volatility	39.52%	40.83%
Risk-free interest rate	1.59%	0.95%
Expected lives at date of grant (in years)	6.3	6.3
Weighted-average fair value of the options granted	$2.69	$4.02
Dividend yield assumption (1)	4.42%	0.00%

(1)	In January 2013, our Board of Directors announced its intention to begin paying cash dividends totaling $0.50 per share annually. Prior to that, the Company had never paid a dividend or announced any intentions to pay a dividend.

Restricted Stock Units and Performance-Based Stock Awards Activity

A summary of non-vested restricted stock units (“RSUs”) and performance-based stock awards (“PSAs” and collectively “Non-vested RSUs”) activity under the Company’s LTIP as of December 31, 2013, and changes during the nine months then ended is presented below (shares and intrinsic value in thousands):

	Nine Months Ended December 31, 2013
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Non-vested RSUs outstanding as of March 31, 2013	4,850
Granted	518	$11.26
Dividend equivalents issued	99	10.98
Released	(1,681)		$18,204
Forfeited	(1,362)
Non-vested RSUs outstanding as of December 31, 2013	2,424

Approximately 31,000 PSAs with performance conditions based on company-wide revenue and earnings targets were outstanding as of December 31, 2013. It is not deemed probable that these targets will be achieved as of December 31, 2013.

During the first nine months of 2014, the Company paid three quarterly dividends of $0.125 per share. In connection with this, approximately 21,000 and 99,000 dividend equivalent shares were issued to participants holding non-vested RSUs in the form of additional non-vested RSUs with the same terms, as of the dividend record date during the three and nine months ended December 31, 2013, respectively.

Covisint Corporation 2009 Long-Term Incentive Plan

In August 2009, Covisint established a 2009 Long-Term Incentive Plan (“2009 Covisint LTIP”) allowing the board of directors of Covisint to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or restricted stock unit awards and annual cash incentive awards to employees and directors of Covisint and its affiliates. The 2009 Covisint LTIP reserves 4.5 million common shares of Covisint for issuance under this plan. On December 30, 2013, the board of directors of Covisint adopted an amendment to the 2009 Covisint LTIP, subject to shareholder approval which increased the number of shares of Covisint’s common stock available for issuance pursuant to stock-based awards granted under the LTIP by 3.0 million shares to 7.5 million (less shares subject to previous grants). The amendment was approved by shareholders and became effective in January 2014.

As of December 31, 2013, there were 4.2 million stock options outstanding from the 2009 Covisint LTIP, which reflects the 30-for-1 stock split approved by the Covisint board of directors on May 23, 2013. These options include a performance condition requiring a change in control or IPO of Covisint prior to vesting.  Many of these options vested upon the October 1, 2013 closing of Covisint’s IPO.  Expense related to these options of $3.6 million and cumulative expense of $16.1 million was recorded to cost of application services during the three months and nine months ended December 31, 2013, respectively.

Certain employees who received stock options from the 2009 Covisint LTIP were also awarded PSAs from the Company’s 2007 LTIP. Approximately 1.1 million of these PSAs were cancelled during the three months ended December 31, 2013 upon the closing of the Covisint IPO.

Stock Awards Compensation

Stock award compensation expense was allocated as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Stock-based compensation classified as:

Cost of maintenance fees	$-	$164	$348	$616
Cost of subscription fees	(54)	(47)	(24)	6
Cost of professional services	67	65	244	225
Cost of application services	3,765	396	14,271	1,105
Technology development and support	(27)	468	1,078	1,842
Sales and marketing	1,152	1,328	4,736	4,515
Administrative and general	1,861	3,110	9,632	12,354
Restructuring costs	450	-	2,241	-

Total stock-based compensation expense before income tax provision	$7,214	$5,484	$32,526	$20,663

As of December 31, 2013, it is expected that total unrecognized compensation cost of $29.6 million, net of estimated forfeitures, related to nonvested Compuware and Covisint equity awards that are expected to vest will be recognized over a weighted-average period of approximately 1.72 years.

Note 7 – Goodwill, Capitalized Software and Other Intangible Assets

Goodwill

The Company has the following reporting units: Application Performance Management (“APM”); Mainframe (“MF”); Changepoint (“CP”); Uniface (“UF”); Professional Services (“PS”); and Covisint Application Services (“AS” or “Covisint”). The changes in the carrying amount of goodwill by reporting unit during the nine months ended December 31, 2013 are summarized as follows (in thousands):

	APM	MF	CP	UF	PS	AS	Total
Goodwill as of March 31, 2013	$469,947	$140,557	$22,079	$21,280	$42,794	$25,385	$722,042

Effect of foreign currency translation	13,369	-	-	-	-	-	13,369

Goodwill as of December 31, 2013	$483,316	$140,557	$22,079	$21,280	$42,794	$25,385	$735,411

Capitalized software and other intangible assets

The components of the Company’s capitalized software and other intangible assets are as follows (in thousands):

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,394		$4,394

Amortized intangible assets:
Capitalized software
Internally developed	262,752	$(199,872)	62,880
Purchased	131,395	(114,425)	16,970
Customer relationship	52,232	(28,387)	23,845
Other	20,513	(18,954)	1,559
Total amortized intangible assets	$466,892	$(361,638)	$105,254

	As of March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,428		$4,428

Amortized intangible assets:
Capitalized software
Internally developed	243,872	$(184,732)	59,140
Purchased	165,117	(142,453)	22,664
Customer relationship	52,036	(25,281)	26,755
Other	19,884	(16,208)	3,676
Total amortized intangible assets	$480,909	$(368,674)	$112,235

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

Unamortized trademarks were acquired as part of the Covisint and Changepoint acquisitions. These trademarks are deemed to have an indefinite life.

Amortization of intangible assets

Amortization expense of capitalized software, customer relationship and other intangible assets was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Amortized intangible assets:
Capitalized software
Internally developed	$5,219	$3,965	$15,141	$11,228
Purchased	1,988	2,420	6,749	7,199
Customer relationship	1,034	1,045	3,097	3,130
Other	770	826	2,302	2,643

Total amortization expense	$9,011	$8,256	$27,289	$24,200

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

Based on the capitalized software, customer relationship and other intangible assets recorded through December 31, 2013, the annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (in thousands):

	Fiscal Year Ended March 31,
	2014	2015	2016	2017	2018	Thereafter
Amortized intangible assets:
Capitalized software	$29,721	$26,995	$23,341	$13,402	$6,431	$1,850
Customer relationship	4,133	4,142	4,142	3,977	3,833	6,715
Other	3,082	779	-	-	-	-

Total amortization expense	$36,936	$31,916	$27,483	$17,379	$10,264	$8,565

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

	Three Months Ended December 31, 2013
	APM	MF	CP	UF	PS	AS	Unallocated Expenses & Eliminations (1)	Total

Software license fees	$39,761	$11,436	$3,019	$2,478	$-	$-	$-	$56,694

Maintenance fees	26,094	63,616	4,139	7,751	-	-	-	101,600

Subscription fees	20,982	-	751	-	-	-	-	21,733

Professional services fees	7,767	41	3,165	1,061	34,644	-	(300)	46,378

Application services fees	-	-	-	-	-	24,109	-	24,109

Total revenues	94,604	75,093	11,074	11,290	34,644	24,109	(300)	250,514

Operating expenses	76,127	18,196	10,704	5,499	28,457	29,322	52,305	220,610

Contribution /operating margin	$18,477	$56,897	$370	$5,791	$6,187	$(5,213)	$(52,605)	$29,904

(1)	Unallocated operating expenses include $3.7 million in restructuring expenses. See note 10 for additional information.

	Three Months Ended December 31, 2012
	APM	MF	CP	UF	PS	AS	Unallocated Expenses	Total

Software license fees	$33,938	$24,743	$2,684	$3,466	$-	$-	$-	$64,831

Maintenance fees	23,369	67,048	4,139	7,785	-	-	-	102,341

Subscription fees	20,130	-	663	-	-	-	-	20,793

Professional services fees	7,624	673	3,137	1,413	33,202	-	-	46,049

Application services fees	-	-	-	-	-	23,852	-	23,852

Total revenues	85,061	92,464	10,623	12,664	33,202	23,852	-	257,866

Operating expenses	76,773	24,727	10,951	5,254	28,264	21,664	50,584	218,217

Contribution /operating margin	$8,288	$67,737	$(328)	$7,410	$4,938	$2,188	$(50,584)	$39,649

	Nine Months Ended December 31, 2013
	APM	MF	CP	UF	PS	AS	Unallocated Expenses & Eliminations (1)	Total

Software license fees	$86,028	$29,503	$6,173	$6,106	$-	$-	$-	$127,810

Maintenance fees	74,192	191,499	12,513	22,424	-	-	-	300,628

Subscription fees	61,045	-	2,124	-	-	-	-	63,169

Professional services fees	22,165	141	9,936	3,171	107,643	-	(1,266)	141,790

Application services fees	-	-	-	-	-	72,735	-	72,735

Total revenues	243,430	221,143	30,746	31,701	107,643	72,735	(1,266)	706,132

Operating expenses	218,930	54,696	29,845	15,363	88,007	89,107	146,626	642,574

Contribution /operating margin	$24,500	$166,447	$901	$16,338	$19,636	$(16,372)	$(147,892)	$63,558

(1)	Unallocated operating expenses include $9.1 million in restructuring expenses. See note 10 for additional information.

	Nine Months Ended December 31, 2012
	APM	MF	CP	UF	PS	AS	Unallocated Expenses	Total

Software license fees	$74,237	$43,566	$5,545	$7,151	$-	$-	$-	$130,499

Maintenance fees	66,544	205,972	12,321	22,650	-	-	-	307,487

Subscription fees	59,526	-	1,977	-	-	-	-	61,503

Professional services fees	23,003	1,640	9,898	3,684	101,930	-	-	140,155

Application services fees	-	-	-	-	-	64,981	-	64,981

Total revenues	223,310	251,178	29,741	33,485	101,930	64,981	-	704,625

Operating expenses	226,928	67,856	31,392	15,279	85,322	59,731	144,731	631,239

Contribution /operating margin	$(3,618)	$183,322	$(1,651)	$18,206	$16,608	$5,250	$(144,731)	$73,386

The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly such information is not provided.

Financial information regarding geographic operations is presented in the table below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Revenues:
United States	$150,252	$159,622	$437,567	$442,498
Europe and Africa	64,995	59,315	166,486	155,216
Other international operations	35,267	38,929	102,079	106,911
Total revenues	$250,514	$257,866	$706,132	$704,625

	As of December 31, 2013	As of March 31, 2013
Long-lived assets
United States	$878,627	$888,032
Austria	211,742	201,224
Other	17,764	17,082
Total long-lived assets	$1,108,133	$1,106,338

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

The Company had no debt as of December 31, 2013.  As of March 31, 2013, the Company’s debt balance under its credit facility was $18.0 million and was classified as long term.

The credit facility contains various covenant requirements, including limitations on liens; indebtedness; mergers, consolidations and acquisitions; asset sales; stock repurchases; dividends; investments, loans and advances from the Company; transactions with affiliates; minimum net worth requirements; and limits additional borrowing outside of the facility. The credit facility is also subject to maximum total debt to EBITDA and minimum fixed charge coverage financial covenants. Additionally, the Company’s stock repurchases are limited to $50 million from August 8, 2013 through the end of the agreement. The Company was in compliance with the covenants under the credit facility at December 31, 2013.

Borrowings under the credit facility bear interest at the base rate (the greatest of the prime rate, the federal funds effective rate plus one percent, or the daily LIBOR rate plus one percent) or the Eurodollar rate, at the Company’s option, plus the applicable margin (which is based on the level of maximum total debt to EBITDA ratio). The Company pays a quarterly fee on the credit facility based on the applicable margin grid. Interest and fees related to the credit facility were $273,000 and $487,000 during the three months ended December 31, 2013 and 2012, respectively, and were $769,000 and $1.4 million during the nine months ended December 31, 2013 and 2012, respectively.

Cash paid for interest during the third quarters of 2014 and 2013 was $286,000 and $471,000, respectively.  Cash paid for interest during the first nine months of 2014 and 2013 was $833,000 and $1.4 million, respectively.

Note 10 – Restructuring Charges

In February 2013, the Company approved the initial phase of a restructuring plan designed to achieve cost savings. On January 23, 2014 the Company announced the final phase of its restructuring plan designed to reduce the Company’s annual cost base and substantially improve the Company’s operating margins, increasing the aggregate targeted annualized cost savings to a total of $110 million to $120 million.  This final phase includes additional reductions in the global workforce across all general, administrative and shared services divisions of the Company, along with the early termination of certain operating leases and the closing or reduction in size of office facilities worldwide. This final phase of restructuring is influenced by the disposition of three operating business units. See note 12 of the condensed consolidated financial statements.

These cost reduction efforts, which are expected to be substantially completed by the end of fiscal 2015, are expected to result in cumulative charges of $50 million to $60 million.  Substantially all of the estimated charges will result in future cash expenditures.

During the three and nine months ended December 31, 2013, the Company recorded a charge of approximately $3.7 million and $9.1 million, respectively. These costs are primarily related to severance costs for 91 terminated employees during the nine months ended December 31, 2013 and early termination of certain operating leases. The timing of additional charges is dependent upon certain actions to be taken in the future.

The following table summarizes the restructuring accrual as of March 31, 2013 and changes to the accrual during the three months and nine months ended December 31, 2013 (in thousands):

	Employee Termination Benefits	Lease Abandonment Costs	Other	Total Restructuring Activity
Accrual at March 31, 2013	$4,670	$2,717	$80	$7,467

Restructuring charge	5,110	-	2	5,112

Payments	(4,770)	(405)	(67)	(5,242)

Non-cash charges	(1,791)	-	-	(1,791)

Accrual at June 30, 2013	$3,219	$2,312	$15	$5,546

Restructuring charge	196	37	-	233

Payments	(1,815)	(309)	(8)	(2,132)

Accrual at September 30, 2013	$1,600	$2,040	$7	$3,647

Restructuring charge	1,503	2,234	-	3,737

Payments	(715)	(762)	-	(1,477)

Non-cash charges	(450)	-	-	(450)

Accrual at December 31, 2013	$1,938	$3,512	$7	$5,457

The Company evaluates its business segments prior to restructuring charges. Lease abandonment and other restructuring charges were not related to any specific segment. Employee termination benefits related to employees across the business units as follows (in thousands):

	Quarter Ended December 31, 2013
	APM	MF	CP	UF	PS	AS	Unallocated Expenses	Total

Employee termination benefits	$241	$43	$14	$39	$-	$287	$879	$1,503

	Nine Months Ended December 31, 2013
	APM	MF	CP	UF	PS	AS	Unallocated Expenses	Total

Employee termination benefits	$1,375	$427	$50	$228	$98	$391	$4,240	$6,809

As of December 31, 2013, $4.8 million of the restructuring accrual was recorded in current “accrued expenses” with the remaining balance of $664,000 recorded in long-term “accrued expenses” in the condensed consolidated balance sheets.

The accruals for employee termination benefits at December 31, 2013 primarily represent the amounts to be paid to employees that have been terminated as a result of initiatives described above.

The accruals for lease abandonment costs at December 31, 2013 represent the expected payments related to leases that have been terminated before the end of the contractual term. For terminated operating leases, the accrual includes the remaining fair value of lease obligations for exited and demised locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2017. Projected sublease income is based on management’s estimates, which are subject to change.

Note 11 – Contingencies

Effective October 1, 2013, the Company terminated a post-retirement consulting agreement with its former chief executive officer (“CEO”) for “Cause”, and all outstanding equity awards he held terminated pursuant to the appicable agreements. On November 13, 2013, the former CEO filed a lawsuit against the Company regarding his termination. The Company and the former CEO have agreed to binding arbitration of this dispute. The accounting impact of the termination of the vested and unvested stock options and unvested RSUs was recognized in other income net of a portion of the estimated liability related to the pending lawsuit. We believe our accruals as of December 31, 2013, are adequate related to this dispute.

The Company is subject to various legal actions and claims incidental to its business. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance.

Note 12 – Subsequent Event

On January 7, 2014, the Company entered into an Asset Purchase Agreement with MEP PX Acquisition LLC (“MEP”), a Delaware limited liability company controlled by Marlin Equity Partners (“Marlin”) to acquire all of the assets  primarily related to the Company’s Changepoint, Professional Services and Uniface business units,  and certain liabilities of the acquired business units.  Subsequently, MEP assigned its right to purchase to M4 Global Solutions Holding B.V., an affiliate of Marlin incorporated in the Netherlands.  The purchase agreement was then amended on January 31, 2014 to provide for, among other things, multiple subsequent foreign country closings.  The subsequent closings would occur in each jurisdiction as promptly as practicable thereafter.  Notwithstanding the subsequent closings with respect to the assets and liabilities located in certain foreign countries, the parties have agreed that for all economic purposes, all benefits and burdens of ownership of the full amount of the purchased assets and all profit and loss from operations after January 31, 2014 belong to the buyer. The buyer paid a purchase price of $160 million, less a $23 million allowance for certain liabilities assumed.  The full purchase price was paid at the initial closing on January 31, 2014 by the remittance of $112 million in cash and by allowing the Company to retain up to $25 million in billed accounts receivable, and purchased assets and liabilities located in the United States, Canada and the Netherlands were transferred to the buyer.  The net purchase price remains subject to certain post-closing adjustments. The Company committed to this action during January 2014 and therefore the transaction did not qualify as discontinued operations as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Compuware Corporation
Detroit, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of December 31, 2013, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended December 31, 2013 and 2012, and of shareholders’ equity and cash flows for the nine-month periods ended December 31, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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
February 7, 2014

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

We evaluate the performance of our segments based primarily on revenue growth and contribution margin which represents operating profit before certain charges such as internal information system support, finance, human resources, legal, facilities, administration and other corporate charges. Following the segment discussion, we then provide a separate discussion of the material period-to-period changes in our operating expenses, other income and income taxes as reflected on our statements of operations.

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

•
We may not achieve the results we expect from our expense reduction program, the timing could be delayed, or the restructuring charges necessary to achieve the targeted expense reductions could be higher than expected, any of which could materially and adversely affect our results of operations and financial condition.

•
Our planned distribution of our remaining shares of common stock in Covisint Corporation, which we refer to as the Tax-Free Distribution, could subject us and our shareholders to significant tax liability and could affect our ability to enter into certain transactions in the future.

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

We have identified the APM market as a key source of future revenue growth. Mobile, web, big data and cloud applications and the complex distributed applications delivery chain supporting them have become increasingly critical to a company’s brand awareness, revenue growth and overall market share. Because of this, the market for APM solutions is significant and growing rapidly. APM includes both software licensed for use on the customer’s premises and hosted software delivered through a SaaS model. The SaaS solutions are designed to test and monitor the performance, availability and quality of companies’ mobile and web applications. SaaS solutions are delivered to customers entirely through on-demand, hosted technology. The on-premises licensed solutions provide detailed application insight that identifies and helps correct the causes of poor application performance within client devices, network, server, Java, .NET, PHP, big data, mainframe and other environments, and enable continuous tracking of transactions and provide exact identification of performance problems. We are investing in our APM solutions with the goal of providing solutions that are best-in-class within the APM market. Specifically, our investments include: (1) enhancements to our global hosted APMaaS (APM as a service) offering with specific focus on ease of use, time-to-value and data analytics in mobile and cloud application performance capabilities; (2) enhancements to our on-premises solutions that are focused on optimizing application performance and accelerating time to market; and (3) enhancements which combine our on-premises software and SaaS solution into a single platform that provides performance metrics for mobile, web, non-web, and cloud applications in a single solution.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

As described further in note 12 of the condensed consolidated financial statements, substantially all of the assets and certain liabilities relating to our Changepoint, Uniface and Professional Services segments were sold on January 31, 2014. The results of operations from these segments were included in our consolidated results of operations and financial position as of and for the three and nine months ended December 31, 2013 since we had not committed to the plan to sell as of December 31, 2013. See the Form 8-K filed February 6, 2014 for pro forma financial results related to this disposition.

Changepoint provides a single automated solution for professional services organizations to forecast and plan, as well as manage resources, projects and client engagements. In addition, for project-centric organizations, Changepoint also provides a cohesive and consolidated view of projects, investments, resources and applications to help manage the entire business portfolio.

Uniface is a rapid application development environment for building, renewing and integrating the latest complex enterprise applications.

The professional services segment delivers high quality solutions and resources to our customers that meet their needs from application development through project management.

Quarterly Update

The following occurred during the third quarter of 2014:

•	Completed the initial public offering of 7.36 million shares of the common stock of our subsidiary Covisint Corporation on October 1, 2013 (the “Covisint IPO”). The shares sold represented 19.7% of Covisint’s outstanding shares immediately after the Covisint IPO. The shares began trading on the NASDAQ Global Select Market on September 26, 2013, under the symbol “COVS.” Compuware currently owns 80.03 percent of Covisint’s outstanding shares.
•	Total revenue declined $7.4 million during the third quarter of 2014 as compared to the third quarter of 2013 due to an $8.1 million decrease in software license fees and a $741,000 decrease in maintenance fees, partially offset by a $940,000 increase in subscription fees.
•	Operating margin decreased to 11.9% during the third quarter of 2014 as compared to 15.4% during the third quarter of 2013 due primarily to a decrease in Covisint contribution margins from 9.2% in the third quarter of 2013 to a negative 21.6% in the current quarter, offset in part, by increases in the contribution margins of APM, Mainframe, Changepoint and Professional Services.
•	Net income attributable to Compuware decreased to $25.0 million during the third quarter of 2014 as compared to $25.3 million during the third quarter of last year. On a non-GAAP basis, excluding stock compensation expense, amortization of purchased software and other acquired intangibles, restructuring charges and certain advisory fees, earnings increased 17.9% in the third quarter of 2014 as compared to the third quarter of 2013. See the “GAAP to non-GAAP Reconciliation” section below for a discussion and reconciliation of net income and earnings per share.
•	APM segment revenue increased $9.5 million or 11.2% during the third quarter of 2014 as compared to the third quarter of 2013. Contribution margin increased 123% from $8.3 million in the third quarter of 2013 to $18.5 million in the third quarter of 2014. See “Business Segment Analysis” for additional information.

COMPUWARE CORPORATION AND SUBSIDIARIES

•	Professional services segment revenue increased $1.4 million or 4.3% during the third quarter of 2014 as compared to the third quarter of 2013. Contribution margin increased from 14.9% to 17.9%. See “Professional Services” for additional information.
•	Covisint revenue increased $257,000 or 1.1% from the third quarter of 2013. Covisint subscription revenue increased 21.0% primarily due to growth in the customer subscription base, offset in part, by a 30.0% decline in Covisint one-time services. Contribution margin declined to negative 21.6% in the third quarter of 2014 from positive 9.2% during the third quarter of 2013 primarily due to additional stock compensation costs and additional investments made to support the business as it transitions to a stand alone public company. See “Business Segment Analysis” for additional information.
•	Declared and paid the Company’s third quarterly cash dividend of $0.125 per share.
•	Reached a settlement agreement with Elliott Associates and its affiliates.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

The following discusses the reconciling items from our non-GAAP financial measures to the most comparable GAAP financial measures:

•	Stock compensation expense. Our non-GAAP financial measures exclude the compensation expenses required to be recorded by GAAP for equity awards to employees and directors. Although this is a normal recurring expense for us, we believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures excluding this expense because these costs are generally fixed at the time an award is granted, are then expensed over several years and generally cannot be changed or influenced by management in the current period.

•	Amortization of acquired software and intangible assets. Our non-GAAP financial measures exclude costs associated with the amortization of acquired software and intangible assets. Although this is a normal recurring expense for us, we believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures excluding this expense because these costs are fixed at the time of acquisition, are then amortized over a period of several years after the acquisition and generally cannot be changed or influenced by management in the current period.

•	Restructuring charges. Our non-GAAP financial measures exclude restructuring charges, and any subsequent changes in estimates as they relate to our ongoing corporate restructuring activities. We believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures excluding restructuring charges in order to provide comparability and consistency with historical operating results.

•	Advisory fees associated with certain shareholder actions and our business transformation initiative. During the fourth quarter of fiscal 2013, in response to an unsolicited, nonbinding offer from an affiliate of Elliott Associates to purchase the outstanding shares of the Company from a shareholder, the Board of Directors announced its willingness to consider other viable offers. We continue to incur consultant fees to analyze the business, review additional requests for information from other interested parties and to implement business transformation plans. We believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures excluding such costs in order to provide comparability and consistency with historical operating results.

COMPUWARE CORPORATION AND SUBSIDIARIES

Our reconciliation of GAAP to non-GAAP financial information is presented below (in thousands, except for per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Net income	$25,022	$25,340	$51,329	$46,402

Stock compensation (excl. restructuring & impact of non-controlling interest)	6,021	5,484	27,652	20,663
Amortization of purchased software (excl. impact of non-controlling interest)	1,970	2,420	6,729	7,199
Amortization of acquired intangibles (excl. impact of non-controlling interest)	1,789	1,871	5,383	5,773
Restructuring expenses (excl. impact of non-controlling interest)	3,681	-	9,026
Advisory fees	7,305	146	10,438	146

Total adjustments	20,766	9,921	59,228	33,781

Income tax effect of adjustments	(7,745)	(3,002)	(21,652)	(10,533)

Net income before items	$38,043	$32,259	$88,905	$69,650

Diluted earnings per share - GAAP	$0.11	$0.12	$0.23	$0.21

Stock compensation (excl. restructuring & impact of non-controlling interest)	0.03	0.03	0.13	0.09
Amortization of purchased software (excl. impact of non-controlling interest)	0.01	0.01	0.03	0.03
Amortization of acquired intangibles (excl. impact of non-controlling interest)	0.01	0.01	0.02	0.03
Restructuring expenses (excl. impact of non-controlling interest)	0.02	-	0.04
Advisory fees	0.03	-	0.05

Total adjustments	0.10	0.05	0.27	0.15

Income tax effect of adjustments	(0.03)	(0.01)	(0.10)	(0.05)

Diluted earnings per share before items	$0.17	$0.15	$0.40	$0.31

Diluted shares outstanding	221,561	216,872	220,676	219,471

COMPUWARE CORPORATION AND SUBSIDIARIES

BUSINESS SEGMENT ANALYSIS

The following table sets forth, for the periods indicated, certain business segment operational data. We evaluate the performance of our segments based primarily on contribution margin which is operating profit before certain charges such as restructuring, internal information system support, finance, human resources, legal, facilities, administration and other corporate charges (“unallocated expenses”). Transactions between segments are eliminated.  The allocation of income taxes is not evaluated at the segment level. Comparisons are to the comparable period of the prior year. Financial information for our business segments, which includes the portion allocated to non-controlling interest, was as follows (in thousands):

	Software Solutions							Unallocated Expenses &
Three Months Ended:	APM	MF	CP	UF	Total	PS	AS	Eliminations (1)	Total

December 31, 2013

Total revenues	$94,604	$75,093	$11,074	$11,290	$192,061	$34,644	$24,109	$(300)	$250,514

Operating expenses	76,127	18,196	10,704	5,499	110,526	28,457	29,322	52,305	220,610

Contribution /operating margin	$18,477	$56,897	$370	$5,791	$81,535	$6,187	$(5,213)	$(52,605)	$29,904

Margin %	19.5%	75.8%	3.3%	51.3%	42.5%	17.9%	(21.6%)	N/A	11.9%

(1)	Unallocated expenses for fiscal 2014 include $3.7 million in restructuring expenses. See note 10 for additional information.

December 31, 2012

Total revenues	$85,061	$92,464	$10,623	$12,664	$200,812	$33,202	$23,852	$-	$257,866

Operating expenses	76,773	24,727	10,951	5,254	117,705	28,264	21,664	50,584	218,217

Contribution /operating margin	$8,288	$67,737	$(328)	$7,410	$83,107	$4,938	$2,188	$(50,584)	$39,649

Margin %	9.7%	73.3%	(3.1%)	58.5%	41.4%	14.9%	9.2%	N/A	15.4%

	Software Solutions							Unallocated Expenses &
Nine Months Ended:	APM	MF	CP	UF	Total	PS	AS	Eliminations (1)	Total

December 31, 2013

Total revenues	$243,430	$221,143	$30,746	$31,701	$527,020	$107,643	$72,735	$(1,266)	$706,132

Operating expenses	218,930	54,696	29,845	15,363	318,834	88,007	89,107	146,626	642,574

Contribution /operating margin	$24,500	$166,447	$901	$16,338	$208,186	$19,636	$(16,372)	$(147,892)	$63,558

Margin %	10.1%	75.3%	2.9%	51.5%	39.5%	18.2%	(22.5%)	N/A	9.0%

(1)	Unallocated expenses for fiscal 2014 include $9.1 million in restructuring expenses. See note 10 for additional information.

December 31, 2012

Total revenues	$223,310	$251,178	$29,741	$33,485	$537,714	$101,930	$64,981	$-	$704,625

Operating expenses	226,928	67,856	31,392	15,279	341,455	85,322	59,731	144,731	631,239

Contribution /operating margin	$(3,618)	$183,322	$(1,651)	$18,206	$196,259	$16,608	$5,250	$(144,731)	$73,386

Margin %	(1.6%)	73.0%	(5.6%)	54.4%	36.5%	16.3%	8.1%	N/A	10.4%

COMPUWARE CORPORATION AND SUBSIDIARIES

Software Segments

Revenue associated with our software solutions consists of software license fees, maintenance fees, subscription fees and professional services fees (software related services).

Application Performance Management

The financial results of operations for our APM segment were as follows (in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2013	2012	% Change	2013	2012	% Change
Revenue
Software license fees	$39,761	$33,938	17.2%	$86,028	$74,237	15.9%
Maintenance fees	26,094	23,369	11.7	74,192	66,544	11.5
Subscription fees	20,982	20,130	4.2	61,045	59,526	2.6
Professional services fees	7,767	7,624	1.9	22,165	23,003	(3.6)
Total revenue	94,604	85,061	11.2	243,430	223,310	9.0

Operating expenses	76,127	76,773	(0.8)	218,930	226,928	(3.5)

Contribution margin	$18,477	$8,288	122.9%	$24,500	$(3,618)	777.2%

Contribution margin %	19.5%	9.7%		10.1%	(1.6%)

APM segment revenue increased during both the three months and nine months ended December 31, 2013 due primarily to an increase in software license and maintenance fees. The increase in software license and maintenance fees was related to our growing customer base. Professional services fees declined during the nine months ended December 31, 2013 due to a reduced need for implementation services for our APM products as newer product offerings tend to be easier to implement.

Operating expenses decreased during the nine months ended December 31, 2013 due to a decline in salary and benefits expense related to headcount reductions associated with our restructuring initiatives, partially offset by an increase in expenses related to stock compensation, amortization of capitalized software and increased commission expense related to the increase in revenue.

Operating expenses for the three months ended December 31, 2013 were comparable to those in the three months ended December 31, 2012. The decline in salary and benefits expense related to headcount reductions associated with our restructuring initiatives, was substantially offset by increases in salaries and bonuses of retained employees and marketing expenses.

APM revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
United States	$48,454	$45,249	$131,440	$121,649
Europe and Africa	30,488	26,545	69,857	62,954
Other international operations	15,662	13,267	42,133	38,707
Total APM segment revenue	$94,604	$85,061	$243,430	$223,310

COMPUWARE CORPORATION AND SUBSIDIARIES

Mainframe

The financial results of operations for our Mainframe segment were as follows (in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2013	2012	% Change	2013	2012	% Change
Revenue
Software license fees	$11,436	$24,743	(53.8)%	$29,503	$43,566	(32.3)%
Maintenance fees	63,616	67,048	(5.1)	191,499	205,972	(7.0)
Professional services fees	41	673	(93.9)	141	1,640	(91.4)
Total revenue	75,093	92,464	(18.8)	221,143	251,178	(12.0)

Operating expenses	18,196	24,727	(26.4)	54,696	67,856	(19.4)

Contribution margin	$56,897	$67,737	(16.0)%	$166,447	$183,322	(9.2)%

Contribution margin %	75.8%	73.3%		75.3%	73.0%

Mainframe segment revenue declined $17.4 million and $30.0 million for the third quarter of 2014 and the first nine months of 2014, respectively, primarily due to a large license deal that closed in December 2012 and a reduction in maintenance fees, which was consistent with the overall downward trend in our mainframe product revenues we have experienced throughout the past several years. Changes in our current customers’ IT computing environments and spending habits have reduced their demand for additional mainframe computing capacity. In addition, increased pricing pressures, competition and the effects of foreign exchange rate changes have had a negative impact on our revenues. We intend to continue to make strategic enhancements to our mainframe solutions through research and development investments.

The increase in contribution margin percentage resulted from the proportionately larger decline in operating expenses for the third quarter and first nine months of 2014, which was primarily due to a decline in salaries and benefits expense resulting from headcount reductions associated with our restructuring initiatives and lower commission expense related to the reduction in revenue.

Mainframe revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
United States	$41,198	$54,064	$119,829	$144,462
Europe and Africa	20,111	21,737	59,464	61,083
Other international operations	13,784	16,663	41,850	45,633
Total Mainframe segment revenue	$75,093	$92,464	$221,143	$251,178

COMPUWARE CORPORATION AND SUBSIDIARIES

Changepoint

The financial results of operations for our Changepoint segment were as follows (in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2013	2012	% Change	2013	2012	% Change
Revenue
Software license fees	$3,019	$2,684	12.5%	$6,173	$5,545	11.3%
Maintenance fees	4,139	4,139	0.0	12,513	12,321	1.6
Subscription fees	751	663	13.3	2,124	1,977	7.4
Professional services fees	3,165	3,137	0.9	9,936	9,898	0.4
Total revenue	11,074	10,623	4.2	30,746	29,741	3.4

Operating expenses	10,704	10,951	(2.3)	29,845	31,392	(4.9)

Contribution margin	$370	$(328)	212.8%	$901	$(1,651)	154.6%

Contribution margin %	3.3%	(3.1%)		2.9%	(5.6%)

Changepoint segment revenue increased $451,000 for the third quarter of 2014 and $1.0 million for the nine months ended December 31, 2013, primarily due to an increase in software license fees.  Software license fees increased due to growth in the customer base.

Operating expenses decreased from the prior year primarily due to reduced salary and benefit expenses related to the corporate restructuring.

Changepoint revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
United States	$5,060	$4,857	$14,714	$14,064
Europe and Africa	3,587	2,107	8,612	5,717
Other international operations	2,427	3,659	7,420	9,960
Total Changepoint segment revenue	$11,074	$10,623	$30,746	$29,741

COMPUWARE CORPORATION AND SUBSIDIARIES

Uniface

The financial results of operations for our Uniface segment were as follows (in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2013	2012	% Change	2013	2012	% Change
Revenue
Software license fees	$2,478	$3,466	(28.5)%	$6,106	$7,151	(14.6)%
Maintenance fees	7,751	7,785	(0.4)	22,424	22,650	(1.0)
Professional services fees	1,061	1,413	(24.9)	3,171	3,684	(13.9)
Total revenue	11,290	12,664	(10.8)	31,701	33,485	(5.3)

Operating expenses	5,499	5,254	4.7	15,363	15,279	0.5

Contribution margin	$5,791	$7,410	(21.8)%	$16,338	$18,206	(10.3)%

Contribution margin %	51.3%	58.5%		51.5%	54.4%

Uniface segment revenue decreased $1.4 million for the three months and $1.8 million for the nine months ended December 31, 2013.  The decrease in license fees is primarily related to delays in the completion of certain agreements and the inclusion in the third quarter of the prior year of a single customer transaction for $750,000.  Professional services fees declined due to a few large projects that were finished during the current quarter.

Operating expenses were comparable to those in the prior year.

Uniface revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
United States	$1,552	$2,023	$4,415	$4,766
Europe and Africa	8,104	7,849	22,143	22,396
Other international operations	1,634	2,792	5,143	6,323
Total Uniface segment revenue	$11,290	$12,664	$31,701	$33,485

COMPUWARE CORPORATION AND SUBSIDIARIES

Software Solutions as a Group

Our Application Performance Management, Mainframe, Changepoint and Uniface segments combined represent our software solutions.  Software solutions revenues are presented in the table below (in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2013	2012	% Change	2013	2012	% Change
Software license fees	$56,694	$64,831	(12.6)%	$127,810	$130,499	(2.1)%
Maintenance fees	101,600	102,341	(0.7)	300,628	307,487	(2.2)
Subscription fees	21,733	20,793	4.5	63,169	61,503	2.7
Professional services fees	12,034	12,847	(6.3)	35,413	38,225	(7.4)
Total software solutions revenue	$192,061	$200,812	(4.4)%	$527,020	$537,714	(2.0)%

Software license fees (“license fees”) decreased $8.1 million during the third quarter of 2014 and $2.7 million during the first nine months of 2014. The decreases can primarily be attributed to the decline in mainframe license revenue.

During the third quarter of 2014 and 2013, for software license transactions that were required to be recognized ratably, we deferred $7.0 million and $11.2 million, respectively, of license fees relating to such transactions that closed during the period. We recognized as license fees $6.2 million and $7.9 million of previously deferred license revenue during the third quarter of 2014 and 2013, respectively, relating to such transactions that closed and had been deferred prior to the beginning of the period.

During the first nine months of 2014 and 2013, for software license transactions that were required to be recognized ratably, we deferred $16.6 million and $20.1 million, respectively, of license fees relating to such transactions that closed during the period. We recognized as license fees $18.5 million and $23.1 million of previously deferred license revenue during the first nine months of 2014 and 2013, respectively, relating to such transactions that closed and had been deferred prior to the beginning of the period.

Maintenance fees decreased $741,000 and $6.9 million during the three months and nine months ended December 31, 2013, respectively.  Although we continue to experience a high maintenance renewal rate with our current mainframe customers, the decline in mainframe license transactions throughout the past several years is reducing mainframe maintenance revenue as new or growth customers are not entirely replacing the maintenance revenue loss from the non-renewed or reduced capacity mainframe maintenance arrangements. The decline in mainframe maintenance fees was partially offset by an increase in APM maintenance fees.

Subscription fees increased $940,000 during the third quarter and $1.7 million during the first nine months of 2014 as new APM SaaS solution sales outpaced non-renewals of existing customer agreements.

Professional services fees within our software solutions business segments decreased $813,000 during the third quarter and $2.8 million during the first nine months of 2014. The decline in professional services fees occurred primarily within our mainframe business as part of an overall strategy to reduce services related to our mainframe business.

Software solutions revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
United States	$96,264	$106,193	$270,398	$284,941
Europe and Africa	62,290	58,238	160,076	152,150
Other international operations	33,507	36,381	96,546	100,623
Total software solutions revenue	$192,061	$200,812	$527,020	$537,714

COMPUWARE CORPORATION AND SUBSIDIARIES

Professional Services

The financial results of operations for our professional services segment were as follows (in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2013	2012	% Change	2013	2012	% Change
Professional services fees	$34,644	$33,202	4.3%	$107,643	$101,930	5.6%

Operating expenses	28,457	28,264	0.7	88,007	85,322	3.1

Contribution margin	$6,187	$4,938	25.3%	$19,636	$16,608	18.2%

Contribution margin %	17.9%	14.9%		18.2%	16.3%

Professional services segment fees increased $1.4 million and $5.7 million during the third quarter and nine months ended December 31, 2013 primarily due to an increase in a few significant customers and some new engagements that have higher billing rates than prior engagements.

Operating expenses increased $193,000 for the third quarter of 2014 and $2.7 million for the nine months ended December 31, 2013, primarily due to increased salary and benefits expense associated with the increase in revenue, offset in part, by recovery of previously reserved customer receivables.

Professional services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
United States	$34,457	$32,984	$106,755	$101,538
Europe and Africa	36	-	84	22
Other international operations	151	218	804	370
Total professional services segment revenue	$34,644	$33,202	$107,643	$101,930

COMPUWARE CORPORATION AND SUBSIDIARIES

Application Services

The financial results of operations for our Covisint application services segment were as follows (in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2013	2012	% Change		2013	2012	% Change
Subscription and support	$17,586	$14,533	21.0%		$49,682	$41,230	20.5%
Services	6,523	9,319	(30.0)		23,053	23,751	(2.9)
Total revenue	24,109	23,852	1.1		72,735	64,981	11.9

Operating expenses	29,322	21,664	35.3		89,107	59,731	49.2

Contribution margin	$(5,213)	$2,188	(338.3	) %	$(16,372)	$5,250	(411.8	) %

Contribution margin %	(21.6%)	9.2%			(22.5%)	8.1%

Application services segment fees includes subscription and support revenue and revenue from services provided to our platform-as-a-service customers.  Total revenue increased $257,000 for the three months ended December 31, 2013, primarily due to growth in subscription and support revenue, offset in part, by a decline in one-time services for our platform customers. The increase in subscription and support revenue during the three months ended December 31, 2013 was due to approximately $2.2 million of increased revenue with existing customers and $1.4 million from sales to new customers. This was partially offset by a decline in revenue from customers that terminated or elected not to renew their agreements of $0.6 million. These increases were partially offset by the decrease in services revenue during the three months ended December 31, 2013, in part due to customers and partners performing their own modifications and enhancements to their use of our platforms.

During the three months ended December 31, 2013, a reseller decided to change its delivery model to its customers by eliminating its plan to host separately our platform as they determined it was more cost effective to utilize our hosted platform.  As a result of the termination of this aspect of their existing contract, the reseller made a one-time payment of $1.0 million dollars, which was recorded as subscription and support revenue.  We anticipate total revenue from the reseller will be substantially the same in fiscal 2015 as in 2014.

During the nine months ended December 31, 2013, our total revenue increased $7.8 million due to increases in our subscription and support revenue. The increase in subscription and support revenue during the nine months ended December 31, 2013 was primarily due to $6.8 million of increased revenue with existing customers and $2.8 million from sales to new customers. This was partially offset by a decline in revenue from customers that terminated or elected not to renew their agreements of $1.1 million.

As of December 31, 2013 and 2012, backlog for the application services segment was approximately $100.8 million and $108.7 million, respectively. Backlog represents contractually committed arrangements that have yet to be recognized. This change is primarily related to servives revenue deferred from prior periods that was recognized over the past 12 months.

During the third quarter, Covisint closed the Covisint IPO.  This resulted in recognition of expense associated with certain options to purchase Covisint shares, including a cumulative catch up, and the reversal of expense associated with performance awards to receive Compuware shares which were terminated upon closing the offering on October 1, 2013.  Operating expenses for the three and nine months ended December 31, 2013 included $3.8 million and $14.3 million of stock compensation expense, respectively, which is comprised of $3.6 million and $16.1 million, respectively, recorded for the cumulative stock compensation expense related to options with a performance condition based on the Covisint IPO being satisfied, the reversal of $0 and $2.9 million, respectively, recorded in conjunction with the cancellation of the performance share awards and $0.2 million and $1.1 million, respectively, of stock compensation expense unrelated to the IPO.  Operating expenses also increased due to higher salaries and benefits expense resulting from an increase in headcount to support the expected growth of the business, a reduction in capitalized research and development costs, increased use of subcontractors and an increase in amortization of capitalized research and development costs.

Application services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
United States	$19,831	$20,445	$61,680	$56,019
Europe and Africa	2,669	1,077	6,326	3,044
Other international operations	1,609	2,330	4,729	5,918
Total application services segment revenue	$24,109	$23,852	$72,735	$64,981

COMPUWARE CORPORATION AND SUBSIDIARIES

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

Cost of software license fees is presented in the table below (in thousands):

	Three Months Ended December 31,		%	Nine Months Ended December 31,		%
	2013	2012	Change	2013	2012	Change
Cost of software license fees	$5,366	$5,388	(0.4)%	$16,404	$15,117	8.5

Percentage of software license fees	9.5%	8.3%		12.8%	11.6%

During the nine months ended December 31, 2013, cost of license fees increased $1.3 million, due primarily to increased amortization of capitalized research and development costs and to a lesser extent, additional hardware costs associated with certain offerings and an increase in author royalty expense.

COMPUWARE CORPORATION AND SUBSIDIARIES

Cost of Maintenance Fees

Cost of maintenance fees consists of the direct costs allocated to maintenance and product support such as helpdesk and technical support.

Cost of maintenance fees is presented in the table below (in thousands):

	Three Months Ended December 31,		%	Nine Months Ended December 31,		%
	2013	2012	Change	2013	2012	Change
Cost of maintenance fees	$7,670	$8,639	(11.2)%	$23,615	$26,653	(11.4)

Percentage of maintenance fees	7.5%	8.4%		7.9%	8.7%

Cost of maintenance fees decreased $969,000 and $3.0 million during the three and nine months ended December 31, 2013, respectively, primarily due to a reduction in customer support costs.

Cost of Subscription Fees

Cost of subscription fees consists of the amortization of capitalized software related to our hosted software offerings, depreciation and maintenance expense associated with our hosted software network related computer equipment; data center costs; and payments to individuals for tests conducted from their Internet-connected personal computers.

Cost of subscription fees is presented in the table below (in thousands):

	Three Months Ended December 31,		%	Nine Months Ended December 31,		%
	2013	2012	Change	2013	2012	Change
Cost of subscription fees	$8,430	$7,603	10.9%	$25,233	$22,823	10.6%

Percentage of subscription fees	38.8%	36.6%		39.9%	37.1%

Cost of subscription fees increased $827,000 and $2.4 million during the three and nine months ended December 31, 2013, respectively, primarily due to increased amortization of capitalized research and development costs related to on-going product enhancements.  Additionally, costs increased, to a lesser extent, due to continued investment in our mobile network.

COMPUWARE CORPORATION AND SUBSIDIARIES

Cost of Professional Services

Cost of professional services consists primarily of personnel-related costs of providing professional services in the professional services segment and for software related services. Costs include billable and technical staff and subcontractors as well as sales personnel both for our professional services segment and our software related services.

Cost of professional services is presented in the table below (in thousands):

	Three Months Ended December 31,		%	Nine Months Ended December 31,		%
	2013	2012	Change	2013	2012	Change
Cost of professional services	$38,278	$39,694	(3.6)%	$116,237	$122,080	(4.8)%

Percentage of professional services fees	82.5%	86.2%		82.0%	87.1%

Cost of professional services decreased $1.4 million and $5.8 million during the three months and nine months ended December 31, 2013, respectively. The decreases were primarily due to a decline in salaries and benefits expense resulting from headcount reduction related to professional services employees within our software solutions segments.

Cost of Application Services

Cost of application services consists primarily of personnel-related costs of providing application services, including billable and technical staff, subcontractors and sales personnel net of the amounts capitalized for development of internal use software.

Cost of application services is presented in the table below (in thousands):

	Three Months Ended December 31,		%	Nine Months Ended December 31,		%
	2013	2012	Change	2013	2012	Change
Cost of application services	$29,626	$24,517	20.8%	$90,917	$68,193	33.3%

Capitalized internal software costs	$(1,008)	$(3,759)	(73.2)	$(4,349)	$(10,725)	(59.4)

Cost of application services expensed	$28,618	$20,758	37.9%	$86,568	$57,468	50.6%

Percentage of application services fees	118.7%	87.0%		119.0%	88.4%

Cost of application services before capitalized internal software costs increased $5.1 million and $22.7 million, respectively, during the three and nine months ended December 31, 2013 primarily due to stock compensation resulting from the Covisint IPO.  See additional information under “Business Segment Analysis-Application Services”.

Capitalization of internally developed software costs decreased $2.8 million and $6.4 million during the three and nine months ended December 31, 2013, respectively, due to a recent change to the agile delivery methodology for our platform enhancements, which has resulted in significantly shorter development cycles thereby reducing our capitalized costs.

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

Technology development and support costs incurred internally and capitalized are presented in the table below (in thousands):

	Three Months Ended December 31,		%	Nine Months Ended December 31,		%
	2013	2012	Change	2013	2012	Change
Technology development and support costs incurred	$28,738	$31,105	(7.6)%	$87,707	$93,768	(6.5)%

Capitalized internal software costs	(6,222)	(5,476)	13.6	(14,531)	(14,093)	3.1

Technology development and support costs expensed	$22,516	$25,629	(12.1)%	$73,176	$79,675	(8.2)%

Technology development and support costs expensed as a percentage of software solutions revenue	11.7%	12.8%		13.9%	14.8%

Technology development and support before capitalized internal software costs declined $2.4 million for the third quarter of 2014 and $6.1 million during the nine months ended December 31, 2013. The decrease primarily related to a decline in salaries and benefits expense resulting from headcount reductions associated with our restructuring initiatives.

During the third quarter of 2014, capitalized internal software costs increased related primarily to the timing of APM and Mainframe projects that are in the capitalization phase of development.

COMPUWARE CORPORATION AND SUBSIDIARIES

Sales and Marketing

Sales and marketing costs consist primarily of personnel related costs associated with product sales, sales support and marketing for our product offerings.

Sales and marketing costs are presented in the table below (in thousands):

	Three Months Ended December 31,		%	Nine Months Ended December 31,		%
	2013	2012	Change	2013	2012	Change
Sales and marketing costs	$65,670	$65,773	(0.2)%	$178,613	$184,604	(3.2)%

Percentage of software solutions revenue	34.2%	32.8%		33.9%	34.3%

Sales and marketing costs declined for the nine months ended December 31, 2013, due primarily to decreased compensation and travel expense associated with headcount reductions related to our restructuring initiatives. The decrease was partially offset by increased bonus and commissions compared to the prior year due to an increase in license fees for the APM segment and the corresponding commissions.

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

Administrative and general expenses are presented in the table below (in thousands):

	Three Months Ended December 31,		%	Nine Months Ended December 31,		%
	2013	2012	Change	2013	2012	Change
Administrative and general expenses	$40,325	$44,733	(9.9)%	$113,646	$122,819	(7.5)%

Administrative and general costs decreased $4.4 million during the third quarter of 2014 and $9.2 million for the nine months ended December 31, 2013, due primarily to a decrease in salaries and benefits expense related to headcount reductions associated with our restructuring initiatives. Other decreases associated with our restructuring including decreases in rent, contributions, depreciation, travel and corporate advertising were offset by increases primarily associated with bonuses and consulting fees related to shareholder activities and our on-going cost reduction efforts.

COMPUWARE CORPORATION AND SUBSIDIARIES

RESTRUCTURING CHARGE

As part of our announced plan to increase shareholder value, we are implementing significant cost reduction actions with the intention of eliminating approximately $110 million to $120 million of administrative and general and other operational costs. In February 2013, we approved the initial phase of the restructuring plan designed to achieve a portion of these savings, which involves reductions in our global workforce including employees across all operating and administrative divisions, the early abandonment of certain operating leases and the closing or reduction in size of certain office facilities worldwide.  On January 23, 2014, the Company announced the final phase of this cost reduction plan which includes additional reductions in the global workforce across all general, administrative and shared services divisions of the Company, along with the early termination of certain operating leases and the closing or reductions in size of office facilities worldwide.  These cost reduction efforts, which are expected to be substantially completed by the end of fiscal 2015, are expected to result in cumulative restructuring charges of $50 million to $60 million.  Substantially all of the remaining estimated charges will result in future cash expenditures.

During the three and nine months ended December 31, 2013, the Company recorded a charge of approximately $3.7 million and $9.1 million, respectively. These costs are primarily related to severance costs for 91 terminated employees during the nine months ended December 31, 2013 and early termination of certain operating leases. The timing of additional charges is dependent upon certain actions to be taken in the future. For further information regarding the restructuring plan, see note 10 of the condensed consolidated financial statements.

OTHER INCOME (EXPENSE)

Other income (expense) is presented in the table below (in thousands):

	Three Months Ended December 31,		%	Nine Months Ended December 31,		%
	2013	2012	Change	2013	2012	Change
Interest income	$508	$520	(2.3)%	$1,580	$1,487	6.3%
Interest expense	(292)	(495)	41.0	(859)	(1,481)	42.0
Other	2,744	(80)	3,530.0	2,626	(96)	2,835.4
Other income (expense), net	$2,960	$(55)	5,481.8%	$3,347	$(90)	3818.9%

The decrease in interest expense is related to the reduction in borrowings under the line of credit.  Borrowings were incurred primarily to fund the share repurchase program during 2013. The average outstanding debt balance during the first nine months of 2014 was $9.2 million as compared to $50.2 million during the first nine months of 2013.

The increase in other income is the result of the reversal of previously expensed stock compensation related to the termination for “Cause” of a post-retirement consulting contract with a former executive of the Company, offset, in part, by expense accruals related to pending litigation associated with this contact termination. See note 11 of the condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

INCOME TAXES

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements and net operating loss and credit carryforwards.

The income tax provision and effective tax rate are presented in the table below (in thousands):

	Three Months Ended December 31,		%	Nine Months Ended December 31,		%
	2013	2012	Change	2013	2012	Change
Income tax provision	$8,874	$14,254	(37.7)%	$17,762	$26,894	(34.0)%

Effective tax rate	27.0%	36.0%		26.5%	36.7%

Our effective tax rate for the nine months ended December 31, 2013 was 26.5% as compared to 36.7% for the nine months ended December 31, 2012. The decline in the effective rate was primarily due to the recording of a benefit related to (i) stock compensation as a result of a change in our expectation regarding the tax deductibility of compensation for a certain officer during the first quarter of 2014; and (ii) the enactment of new legislation in Mexico during the third quarter of 2014.  The tax deductibility of this officer’s compensation is no longer subject to the tax deduction threshold for officer compensation.  Accordingly, a deferred tax asset was recorded related to the stock compensation that was previously expected to be disallowed for tax purposes and the Mexico deferred tax assets were revalued to reflect the enacted tax method.

As of December 31, 2013, our deferred tax assets include approximately $13 million related to the Michigan Brownfield tax credit carryforward. As a result of activities in the fourth quarter of fiscal 2014, including the divestiture of Changepoint, Professional Services and Uniface businesses (see note 12 of the condensed consolidated financial statements), the Company expects to record an impairment between 60% and 85% of this asset. The divestiture may affect our ability to generate sufficient future Michigan tax liability and therefore to realize the tax credit carryforward asset before its expiration.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at December 31, 2013. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our annual report on Form 10-K for the year ended March 31, 2013 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in note 1 of the condensed consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of the last fiscal year.

COMPUWARE CORPORATION AND SUBSIDIARIES

Goodwill Impairment Evaluation

The goodwill balance by reporting unit as of December 31, 2013 is presented as follows (in thousands):

	APM	MF	CP	UF	PS	AS	Total
Goodwill as of March 31, 2013	$469,947	$140,557	$22,079	$21,280	$42,794	$25,385	$722,042

Effect of foreign currency translation	13,369	-	-	-	-	-	13,369

Goodwill as of December 31, 2013	$483,316	$140,557	$22,079	$21,280	$42,794	$25,385	$735,411

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

The fair value of the professional services reporting unit was estimated at March 31, 2013,  primarily using a discounted cash flow model. Assumptions used in the model that have the most significant effect are our estimated growth rates and estimated weighted average cost of capital. We continued to monitor the risk of additional goodwill impairment for the professional services reporting unit, which had a goodwill balance of $42.8 million at December 31, 2013. During the three and nine months ended December 31, 2013, professional services  revenue increased 4.3% and 5.6%, respectively, and contribution margin increased 20.1% and 11.7%, respectively.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, cash and cash equivalents totaled $108.9 million, compared to $89.9 million at March 31, 2013.

Net cash provided by operating activities

Net cash provided by operating activities during the first nine months of 2014 was $59.2 million, which represents a $10.3 million increase from the first nine months of 2013. The increase was primarily due to an increase in cash received from customers of $24.6 million and a decline in cash paid to employees of $18.0 million resulting from an overall decrease in headcount related to our restructuring plan.  The increase in cash provided was offset by an increase in cash paid for taxes of $28.7 million.

The condensed consolidated statements of cash flows compute net cash from operating activities using the indirect cash flow method. Therefore non-cash adjustments and net changes in assets and liabilities (net of effects from currency fluctuations) are adjusted from net income to derive net cash from operating activities.

Changes in accounts receivable and deferred revenue have typically represented the most significant adjustments to net income to arrive at operating cash flow as we allow for deferred payment terms on multi-year products contracts. The impact of the net change in accounts receivable as compared to the prior year was a $57.8 million reduction to operating cash flows and was primarily related to the timing of billings from multi-year product arrangements for the first nine months of 2014 as compared to the first nine months of 2013. The impact of the net change in deferred revenue was a $73.0 million increase in operating cash flows compared to the prior year and was primarily related to a greater decline in deferred maintenance balances during the first nine months of last year.

We believe our existing cash resources, including our line of credit and its expansion provision, and cash flow from operations will be sufficient to meet our short-term and long-term liquidity requirements, including the additional liquidity needed to fund the anticipated restructuring, business transformation and quarterly dividends.

Net cash used in investing activities

Net cash used in investing activities during the first nine months of 2014 was $30.7 million, which represents a $13.8 million decrease in cash used as compared to the first nine months of 2013 due primarily to a decrease in purchases of capitalized software and property and equipment of $12.7 million.

We will continue to evaluate business acquisition opportunities that fit our strategic plans. If the cash consideration for a future acquisition or combination of acquisitions were to exceed our operating cash balance resources, we would probably further utilize our credit facility and may need to seek additional financing.

COMPUWARE CORPORATION AND SUBSIDIARIES

See note 12 of the condensed consolidated financial statements regarding cash received in the fourth quarter of 2014 related to the divestiture of the Changepoint, Professional Services and Uniface businesses.

Net cash used in financing activities

Net cash used in financing activities during the first nine months of 2014 was $8.6 million, which represents a $28.8 million decrease in cash used as compared to the first nine months of 2013.

The decrease in cash used was primarily due to the $68.4 million in Covisint IPO proceeds received, a decline in share repurchases of $67.5 million, and an increase in net proceeds from the exercise of stock awards of $18.3 million, offset by $80.8 million in dividends paid and a net increase of $18.0 million repaid on our credit facility.  We began paying dividends during the first quarter of fiscal 2014.

The Company has an unsecured revolving credit agreement (the “credit facility”) with Comerica Bank and other lenders to provide leverage for the Company if needed. This agreement was most recently amended in August 2013. Refer to note 9 of the condensed consolidated financial statements for additional information related to the credit facility. We had no outstanding balance under the credit facility as of December 31, 2013.

Since May 2003, the Board of Directors has authorized the Company to repurchase a total of $1.7 billion of our common stock under a discretionary stock repurchase plan (“Discretionary Plan”). Purchases of common stock under the Discretionary Plan may occur on the open market, or through negotiated or block transactions based upon market and business conditions, subject to applicable legal limitations.  Unless terminated earlier or extended by resolution of our Board of Directors, the Discretionary Plan will expire when we have repurchased all shares authorized for repurchase thereunder. The maximum amount of repurchase activity under the Discretionary Plan continues to be limited on a daily basis to 25% of the average trading volume of our common stock for the previous four week period. In addition, no discretionary purchases are made during our self-imposed trading black-out periods in which the Company and our insiders are prohibited from discretionary trading in our common shares. Our standard quarterly black-out period commences 10 business days prior to the end of each quarter and terminates one full market day following the public release of our operating results for the period. We reserve the right to change the timing and volume of our repurchases at any time without notice.

In December 2012, the Board of Directors authorized a Rule 10b5-1 repurchase program that was implemented during the third quarter of 2013 through which we repurchased shares pursuant to a predetermined formula during our quarterly trading black-out periods. This plan utilized funds under the previous Discretionary Plan authorization described above and expired in May 2013.

As of December 31, 2013, approximately $140 million remains authorized for future purchases under the Discretionary Plan. The authorization will remain in effect until exhausted absent further action of the Board. Our credit facility limits stock repurchases from August 8, 2013 through the end of the agreement to a total of $50 million without approval of the lenders.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1A.  Risk Factors

In January 2014, we announced the final phase of our restructuring plan, which is expected to be substantially completed in fiscal 2015. As a result of the additional information now available regarding the restructuring plan and cost reduction initiative, the risk factor entitled "If we fail to achieve the results we expect from our expense reduction program, our results of operations and financial condition may be adversely affected." is retitled and modified as set forth below:

We may not achieve the results we expect from our expense reduction program, the timing could be delayed, or the restructuring charges necessary to achieve the targeted expense reductions could be higher than expected, any of which could materially and adversely affect our results of operations and financial condition.

In fiscal 2013, we announced and began to implement plans to reduce expenses, which included a reduction in our workforce, the elimination or reduction in size of certain office facilities and the early termination of certain operating leases. These efforts were expanded over the course of the year and, in January 2014, we announced the final phase of our restructuring plan to reduce our annual cost base and substantially improve our operating margins, increasing the aggregate targeted annualized cost savings to a total of $110 million to $120 million and expected aggregate restructuring charge to $50 million to $60 million.  Although we believe these cost savings will result in significant improvement to our operating margins beginning in fiscal 2016, the timing and actual cost savings achieved may vary as the details of our cost rationalization initiative are executed due to delays or difficulties in completing our analysis of actions to take, unanticipated difficulties in taking specific actions previously identified, unanticipated needs to retain employees otherwise intended to be severed, and higher than expected costs to achieve the savings targets.

Certain anticipated expense reduction actions are associated with the announced divestiture of our Changepoint, Uniface and Professional Services business units.  As part of the transaction, we entered into a transition services agreement to provide administrative support to the buyer for a period of time.  Providing these services could defer the timing of anticipated restructuring activities, could divert management attention from changes needed to allow for the cost reductions and, therefore, could negatively impact our expected results of operations.  As a result, there can be no assurance that our restructuring plan will produce the cost savings we anticipate in the expected timeframe or that the cumulative restructuring charge will not have to increase in order to achieve our cost savings targets.  Any delay or failure to achieve the expected cost savings and any increase in our anticipated cumulative restructuring charge would likely cause our earnings to be lower than anticipated.

Except as set forth above and in our Form 10-Q for the quarter ended September 30, 2013, there have been no material changes to the risk factors set forth in “Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of common stock for the quarter ended December 31, 2013.

COMPUWARE CORPORATION AND SUBSIDIARIES

Item 6.  Exhibits

The following exhibits are filed herewith or incorporated by reference to the filing indicated with which it was previously filed. The Company’s SEC file number is 000-20900.

Exhibit Number	Description of Document

2.12	Asset Purchase Agreement between Compuware Corporation and MEP PX Acquisition LLC, dated as of January 7, 2014 (Company’s Form 8-K filed January 10, 2014)

2.13
Amendment No.1, dated as of January 31, 2014, between Compuware Corporation and M4 Global Solutions Holdings B.V. to the Asset Purchase Agreement between Compuware Corporation and MEP PX Acquisition LLC, dated as of January 31, 2014 (Company’s Form 8-K filed February 6, 2014)

10.156	Form of Severance Agreement with Robert C. Paul and Joseph R. Angileri dated as of October 28, 2013 (Company’s Form 10-Q for the quarterly period ended September 30, 2013)

10.157
Agreement, dated as of January 8, 2014, by and among Compuware Corporation, Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc. (Company’s Form 8-K filed January 9, 2014)

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

COMPUWARE CORPORATION

Date:	February 7, 2014	By: /s/ Robert C. Paul

Robert C. Paul
President and Chief Executive Officer
(duly authorized officer)

Date:	February 7, 2014	By: /s/ Joseph R. Angileri

Joseph R. Angileri
Chief Financial Officer and
Treasurer
(principal financial officer and principal accounting officer)