Form 10-K
period 2014-03-31
COMPUWARE CORP
filed 2014-05-30
CIK 859014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐  No ☒

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,407,256,009 based upon the closing sales price of the common stock on that date of $11.19 as reported on The NASDAQ Global Select Market. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

There were 219,677,822 shares of $.01 par value common stock outstanding as of May 27, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 2014 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Regulation 14A are incorporated by reference in Part III.

COMPUWARE CORPORATION AND SUBSIDIARIES
FORM 10-K

ITEM 1.	BUSINESS

We are a leading provider of software and supporting services in three business segments: (1) Application Performance Management (“APM”); (2) Mainframe Productivity and Performance (“Mainframe” or “MF”); and (3) Application Services (“Covisint” or “AS”). These segments are described in detail in “Software Solutions” and “Application Services”.  Our APM solutions help customers optimize the user experience, performance, availability and quality of enterprise, web, mobile and cloud-based applications. Our MF solutions improve the productivity and performance of the mainframe platform while helping reduce associated costs.  Covisint enables customers to securely share and integrate vital information and processes across users, business partners, customers, vendors and suppliers.

We deliver these solutions primarily as “on-premises” software that is installed and operates on our customers’ owned hardware and applications and through a Software-as-a-Service (“SaaS”) model in which our software solutions are accessed through our hosted networks (see Technology and Network Operations section for additional information).

Compuware was founded in 1973 as an information technology (“IT”) professional services company. In the late 1970s, we entered the software market by offering mainframe productivity tools for fault diagnosis, file and data management and application debugging. As IT platforms shifted to distributed, web-based and, more recently, to hosted Internet services (“cloud computing”), we adapted our solution strategy in response, developing and maintaining a portfolio of solutions across a wide range of enterprise computing platforms and market categories.

We are currently executing a strategic transformation plan to improve the company’s topline growth rate and profitability. The primary objectives of this plan include:
•	Become best in the world for the businesses in which we choose to compete (“core businesses”).
•	Simplify the portfolio, allowing us to focus on improving growth and profitability.
•	Align the organization with the products we sell through the creation of independent business segments.

During fiscal 2014, we accelerated our transformation by executing strategic initiatives for those businesses deemed strategically non-core:
•	On October 1, 2013, we completed the initial public offering of approximately 20 percent of our Covisint business (we continue to work toward a successful distribution of the remaining 80 percent of our shares of Covisint to Compuware shareholders).
•	During the fourth quarter of fiscal 2014, we substantially completed the divestiture of our Changepoint, Professional Services and Uniface business segments to Marlin Equity Partners (“Marlin”).

These actions are intended to allow us to:
•	Drive revenue growth by extending our strong position in the APM market through solution innovation and increased value.
•	Maintain and enhance our MF solutions to protect and grow our market-leadership position.
•	Prepare Covisint for a complete spin-off within 12 months of the IPO.

As part of this effort, we were also able to accelerate our cost-rationalization efforts, eliminating $56 million of corporate and shared services expenses in fiscal 2014.

For additional discussion of developments in our business during fiscal 2014, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This report contains certain forward-looking statements within the meaning of the federal securities laws. When we use words such as “may”, “might”, “will”, “should”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, “predict”, “forecast”, “projected”, “intend” or similar expressions, or make statements regarding our future plans, objectives or expectations, we are making forward-looking statements. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those discussed in Item 1A Risk Factors and elsewhere in this report, and could cause actual results to differ materially from the results implied by these or any other forward-looking statements made by us, or on our behalf. There can be no assurance that future results will meet expectations. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by applicable law, we do not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

OUR BUSINESS STRATEGY

Our business strategy is to enable our customers’ most important technologies to perform at their peak by delivering best-in-class on-premises software, SaaS and associated professional technical services. Our solutions empower customers to drive revenue, brand equity and customer satisfaction by harnessing disruptive technologies like cloud computing, virtualization and mobile computing.

Our APM solutions offer a complete view of the performance of applications – as well as deep-dive problem resolution – across the enterprise and through the Internet for every end user, all from a single dashboard. Our APM solutions also provide visibility into the performance of every transaction, enabling optimal management of key applications throughout the application lifecycle.

Our Mainframe solutions optimize developer productivity, reduce costs and improve service quality throughout the application lifecycle of mainframe applications. Specifically, we provide solutions for cross-platform file and data management, application failure management, interactive debugging and code coverage and application performance analysis.  To maximize productivity and better enable the next generation of mainframe developers, our solutions work in both a traditional “green screen” environment as well as a graphical integrated development environment known as the Compuware Workbench.  During November 2012, we released a new Mainframe solution, APM for Mainframe.  The combination of dynaTrace’s patented PurePath Technology ® with Strobe enabled customers' distributed and mainframe teams to improve mean time to resolution (MTTR), reduce MIPS costs, postpone hardware upgrades and accelerate time-to-market for new applications.  The APM for Mainframe solution will be transitioned to the APM business segment for fiscal 2015.

Our secure cloud platform, Covisint application services, enables enterprises to easily and securely connect with and share key information, data and applications with their extended network of customers and business partners. Covisint is operating with a targeted focus on industries including automotive, healthcare, manufacturing and energy that require the secure access to and sharing of complex and distributed information, data and applications.

BUSINESS SEGMENTS

The following table sets forth, for the periods indicated, a breakdown of total revenue by business segment and the percentage of total revenues for each segment (dollars in thousands):
	Year Ended March 31, (1)			Percentage of Total Revenues
Business Segment Revenue	2014	2013	2012	2014	2013	2012

APM	$327,367	$300,533	$270,443	45.4%	41.5%	35.4%
Mainframe	296,254	332,677	419,317	41.1	46.0	54.9
Total software revenue	623,621	633,210	689,760	86.5	87.5	90.3
Application services	97,135	90,694	73,731	13.5	12.5	9.7
Total revenue	$720,756	$723,904	$763,491	100.0%	100.0%	100.0%

(1) As discussed in Note 2, we have treated the operations of certain business segments as discontinued operations. The results for all periods have been restated to reflect such treatment.

SOFTWARE SOLUTIONS

Our Application Performance Management and Mainframe segments comprise our software solutions. Software revenue includes software license fees, maintenance fees, subscription fees and software related services fees. Users of our products include executive management, line of business leadership, IT leadership and staff and IT service providers. Our solutions support these users in achieving key business and technology goals across all major platforms.

Application Performance Management

Compuware Application Performance Management (“Compuware APM”) consists of our solutions built to manage the complexity of today’s most challenging modern applications including mobile, cloud, Big Data and service-oriented architecture. Compuware APM helps optimize application performance by monitoring tens of thousands of applications for customers, large and small, around the globe. Through the lens of end-user experience, our customers enjoy faster performance, proactive problem resolution, accelerated time-to-market and reduced application management costs through smarter analytics, advanced APM automation and a unique performance lifecycle foundation.

Compuware APM is a best of breed system incorporating the three dimensions of modern APM — User Experience Management, Application Monitoring and Application-Aware Network Monitoring.

Compuware APM User Experience Management

Compuware APM User Experience Management (“UEM”) provides IT teams and application owners with a complete view of application performance and its business impact for all users, geographies, browsers and devices. Compuware’s APM UEM combines real user, synthetic and third-party cloud services and business analytics in a single powerful platform for managing performance, availability and service level agreements across web, mobile, cloud and enterprise applications.  UEM is supported by APMaaS Synthetic, dynaTrace and Data Center Real-User Monitoring solutions.

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

Compuware APM Application-Aware Network Monitoring

Compuware APM Application-Aware Network Monitoring enables network and infrastructure operators to quickly isolate faults that impact application performance and end-user experience across web, middleware, database and network tiers. Our solution passively collects network traffic and delivers application-layer insight across business critical application environments including SAP, Oracle, Citrix, HTTP, and VoIP, among others.  Application-Aware Network Monitoring is supported by Data Center Real-User Monitoring solutions.

Software related services

We offer a full range of services designed to accelerate the results of customers’ mobile, web, cloud and enterprise application initiatives which include implementation services, lifecycle and technology APM best practices services, APM enterprise adoption services and managed services. We combine product knowledge with extensive hands-on experience to help clients improve application performance and business results. Compuware APM services provide the education, advice and hands-on support needed to maximize the benefits of the Compuware APM platform.

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

Compuware APM for Mainframe allows customers to combine dynaTrace PurePath for z/OS and Strobe enabling 24/7 transaction management across distributed and mainframe applications. Users can proactively monitor interconnected system applications, including mobile transactions that interact with mainframe CICS or Java applications, providing visibility into how distributed applications are impacting mainframe workloads. When a poorly performing transaction is identified, users can easily drill down into source code for root cause analysis as well as determine ways to increase the performance of DB2 SQL statements, reduce wait states and eliminate resource overuse. We are transitioning this product to the APM business segment in fiscal year 2015.

Software Related Services

Historically, we offered a range of services to help organizations ensure high-quality, high-performing Mainframe applications, including implementation, consulting, training and managed services. These offerings were designed for maximum value realization. In 2014, we transitioned most Mainframe software related services to our professional services segment which was divested during 2014.  We do not anticipate providing significant services associated with our Mainframe business going forward.

APPLICATION SERVICES

Covisint provides a leading cloud engagement platform, delivered as a service (“PaaS”), that allows global organizations with distributed communities of customers, business partners and suppliers to create, streamline and automate external mission-critical business processes that involve the secure exchange of and access to critical information and applications from multiple sources. Our platform is utilized by our customers in three models:

•	business-to-partner – to enable communication, collaboration and transactions with business partners (suppliers, dealers, agents, distributors) to deliver products and services to the right place at the right time;
•	business-to-customer – to provide a group of commercial customers and consumers (B2B customers, “connected owner”, franchises) the ability to access information and applications around a common initiative; and
•	between enterprises – to enable information sharing and access to integrated and relevant information and applications at the right time between enterprises.

Our customers deploy our platform to deliver on current and new business initiatives, enhance competitiveness, create new business models and revenue opportunities, increase customer retention and lower operating costs.

Our platform is comprised of four layers - our robust cloud-based identity management tools, data integration capabilities, presentation portal, and application development.  Our identity management tool enables (a) our customers, their suppliers and business partners to authorize secure and limited access to their own business applications, and (b) an authorized user to sign onto multiple different customer’s applications through a single sign on.  Our platform provides the ability to integrate and exchange data with our customers’ on-premise and hosted enterprise systems, as well as other cloud-based data sources. These capabilities are integrated with a presentation portal that provides our customers with the ability to create and manage content, link to data for information and transaction purposes, and develop applications to create business process innovations.

SEASONALITY

We generally experience a higher volume of software transactions and associated license revenue in the quarter ended December 31, which is our third fiscal quarter, and the quarter ended March 31, which is our fourth fiscal quarter, as a result of customer spending patterns.

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

For fiscal 2014, 2013 and 2012, software license fees represented approximately 22.1%, 22.0% and 25.6%, respectively, and maintenance fees represented approximately 49.0%, 50.0% and 49.9%, respectively, of our total revenues.

BACKLOG

We consider backlog orders for our APM and Mainframe segments to be contractually committed arrangements with a customer for which the associated revenue has not been recognized.  For these segments, we record the unrecognized amount of each contractually committed arrangement as deferred revenue in our consolidated balance sheet; therefore the deferred revenue balances are equal to the segment’s backlog balance. We tend to experience a higher volume of product transactions including maintenance renewals in our third and fourth fiscal quarters. For our APM and Mainframe segments, the deferred revenue or backlog balance was $657.3 million and $693.1 million as of March 31, 2014 and 2013, respectively. The amount of the March 31, 2014 backlog not expected to be recognized in fiscal 2015 is $291.3 million which is recorded as non-current deferred revenue in our consolidated balance sheet.

For our Covisint application services segment, we consider the backlog balance to be future years of contractually committed arrangements, of which only the billed amounts are included in deferred revenue. As of March 31, 2014 and 2013, the backlog balance associated with our Covisint application services segment was $94.2 million and $116.6 million, respectively, of which $27.8 million and $35.2 million, respectively, was billed and included in deferred revenue. The amount of the March 31, 2014 backlog not expected to be recognized in fiscal 2015 is $50.9 million.

CUSTOMERS

Our products and services are used by the IT departments and lines of business of a wide variety of commercial and government organizations.

We did not have a single customer that accounted for greater than 10% of total revenue during fiscal 2014, 2013 or 2012, or greater than 10% of accounts receivable at March 31, 2014 and 2013.

For the year ended March 31, 2014, the two customers providing over 10% of our Application Services revenue were General Motors Company and AT&T. Covisint’s relationship with General Motors consists of multiple, separate business initiatives for different business segments within General Motors, including supply chain, marketing and OnStar. AT&T is a reseller of our Covisint platform to its customers in the healthcare industry. We have been informed by AT&T that it has ceased selling our platform to new customers and new projects to existing customers. Losing all or a significant portion of our business with General Motors or AT&T could have a material impact on our Application Services business.

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

As of March 31, 2014, development and support activities associated with our software solutions and application services are performed primarily at our headquarters in Detroit, Michigan (Mainframe, APM and Covisint) and at our APM development labs in Gdansk, Poland; Linz, Austria; Waltham, Massachusetts; and Beijing, China.

Total research and development (“R&D”) cost from continuing operations was $82.2 million, $88.4 million and $72.5 million, respectively, during fiscal 2014, 2013 and 2012, of which $23.3 million, $30.0 million and $22.0 million, respectively, was capitalized for internally developed software technology. The R&D costs relating to our software solutions are reported as “technology development and support” in the consolidated statements of operations, and the portion related to our application services is reported as “cost of application services”.

TECHNOLOGY AND NETWORK OPERATIONS

APM as a Service (APMaaS)
Our APMaaS offering is designed to provide a complete APM solution in a service-based model. The offering manages the performance of our customers’ business-critical applications through real-user and synthetic monitoring, and application monitoring.

Our APMaaS Synthetic offering enables a customer to test and measure the mobile and web experience from across the globe using the Compuware Performance Network, a hosted software network. The Compuware Performance Network encompasses global measurement points of backbone nodes located in third-party data centers and peer software on personal computers.

Our APMaaS Real-User and Application Monitoring offering enables a customer to measure the performance of real-user transactions and the supporting application infrastructure, including Java, .NET, PHP, Big Data applications and others. The APMaaS Real-User and Application Monitoring offering leverages public cloud service providers for infrastructure across multiple geographies.

We operate both multi-instance and multi-tenant platforms and deliver services entirely through an on-demand, hosted model. As such, we provide customer provisioning, application installation, application configuration, maintenance, short-term data backup, data security and other services. The Compuware APMaaS offering delivers enterprise-grade, continuously available and high performing services across the globe.

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

The core platform is written in Java and is optimized for usability and performance. We also leverage Web 2.0 technologies like AJAX, HTML and HTML5, and security standards like OAuth and SAML. To expand the value of our platform, our software development kit includes a broad set of application programming interfaces that enable our channel partners and customers to develop custom applications and integrations. Our solutions often combine proprietary and open source technologies. Open source technology reduces the overall cost to our customers and allows us to bring innovations and enhancements to market in a more expedient and efficient manner.

We operate both multi-instance and multi-tenant architectures depending on our customers’ need for dedicated applications and databases. Most Covisint solutions are hosted on a shared infrastructure although some organizations request dedicated servers. Our platform is provided as a public cloud, private cloud or a hybrid approach. Customers and third parties can customize the platform to meet their specific branding and user experience requirements through our proprietary or integrated technologies.

Century Link, Inc. hosts our enterprise-class hardware. We currently utilize facilities located in Chicago, Detroit, Tokyo, Frankfurt and Shanghai. This allows us to ensure reliability, redundancy and performance for all our customer solutions. In addition to our Century Link relationship and international facilities, we maintain and operate a disaster recovery facility in our Detroit, Michigan headquarters.

SALES AND MARKETING

We market our software products including APMaaS and software related services primarily through a direct sales force in the United States, Canada, Europe, Japan, Asia-Pacific, Brazil and Mexico; an inside sales force in Waltham, Massachusetts and Maidenhead, England for our hosted software; and through independent distributors and partners, giving us a presence in approximately 60 countries. We market our application services primarily through account managers located in North America. This marketing structure enables us to keep abreast of, and respond quickly to, the changing needs of our customers and to call on the actual users of our products and services on a regular basis.

COMPETITION

APM - The markets for our APM software solutions are highly competitive and characterized by continual change and improvement in technology, and shifting customer needs. We believe that the key competitive factors in our APM market include:

•	Breadth across modern and traditional application workloads;
•	Depth and smart analytics to resolve problems and optimize performance;
•	Lifecycle purpose-built capabilities to enable faster time to market;
•	Enterprise-class features for companies of all sizes;
•	Expertise to ensure effective adoption and best-practice use cases; and
•	Total economic value.

The overall market for APM is continually evolving. Our competition is comprised of legacy vendors, such as CA Technologies, HP, and IBM; and niche vendors such as AppDynamics, Riverbed and Keynote. Some of these competitors have substantially greater financial, marketing, recruiting and training resources than we do. We believe we have continued to invest in our APM offerings to a greater extent than the legacy vendors and that our offerings address a broader customer need than the niche vendors which only address a subset of an organization’s APM requirements.

Compuware APM incorporates the three dimensions of modern APM — User Experience Management, Application Monitoring and Application-Aware Network Monitoring. Incorporated into all three dimensions are three additional foundational elements that give the Compuware APM solutions unique, industry leading value. First, smart analytics have been applied across the platform to make implementation, operation and management extremely easy yet powerful. Second, purpose built performance lifecycle collaboration capabilities, sometimes called DevOps capabilities, have been embedded to dramatically reduce problem resolution time and speed new application functionality to market. Third, Compuware’s patented PurePath Technology has been extended across all dimensions of the system to provide the industry’s deepest and most accurate visibility into application performance and behavior.

Mainframe - Our Mainframe Solutions compete in a very mature mainframe market defined by IBM’s System z/OS environment.  While this market is mature, it is highly competitive and characterized by continual change and improvement in technology.  The competition is very well known and we seldom encounter a new or emerging competitor.  Our primary competitors are IBM and CA Technologies.  These competitors have greater financial, marketing, recruiting and training resources than we do. Several other secondary competitors exist that compete on an individual point product basis.  Certain competitors bundle their competing products with other software that we do not offer. Consequently they can provide an offering including competing products at a lower price. The principal competitive factors affecting the market for our software include: responsiveness to customer needs; functionality, performance and reliability of our software products in a customer’s environment; ease of use; quality of customer support; our ability to bring products to market that meet ever-changing customer requirements; vendor reputation; distribution channels; and price. The features and capabilities of our Mainframe Solutions are recognized as leaders in the mainframe developer productivity and performance analysis segments.  Customers that evaluate the overall value propositions of our solutions acknowledge the advantages our products provide over the competition.

Application Services - The market for application services PaaS is highly competitive and characterized by rapid technological change, shifting customer needs and frequent introductions of new solutions and services and we expect to face additional competition in the future. The principal competitive factors affecting the market for our application services include: security; scalability; speed of implementation; ability to enable users to maintain regulatory compliance; ease of implementation into various data sources; strength and stability of infrastructure; comprehensiveness of platform features and functionality; ability to meet customer service level requirements; and price. Our principal competitors include system integrators, such as IBM, Hewlett-Packard and Dell; cloud-based platform vendors, such as Salesforce.com and Microsoft Azure; business-to-business integration and data exchange vendors, such as GXS and Sterling Commerce; and our customers’ internal IT groups.

Our platform is pre-built with vertical-specific data types, identity frameworks and workflows that minimize the need for customization, speed time to market and generate comparable competitive advantage. In addition, we continuously update our platform as innovation and new regulations increase or alter data types, technology standards or role-based identity requirements. While we are able to leverage these investments across our customer base, internal IT groups and system integrators that develop custom platforms may be challenged with building cost-effective solutions that compete favorably over time.

General - A variety of external and internal events and circumstances could adversely affect our competitive capacity. Our ability to remain competitive will depend, to a great extent, upon our performance in product development and customer support, effective sales execution and our ability to acquire and integrate new technologies. To be successful in the future, we must respond promptly and effectively to the challenges of technological change and our competitors' innovations by continually enhancing our own software solutions and application services.

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

In addition to trade secret protection, we seek to protect our software technology, documentation and other written materials under copyright law, which affords only limited protection. We also assert registered trademark rights in our product names. As of March 31, 2014, we have been granted 61 patents issued primarily in the United States and have 23 patent applications pending primarily with the United States Patent and Trademark Office for certain product technology and have plans to seek additional patents in the future. Once granted, we expect the duration of each patent will be up to 20 years from the effective date of filing of an application. In addition, we are a party to a patent cross license agreement with IBM under which each party is granted a perpetual, irrevocable, nonexclusive license to certain of each other's patents issued or pending prior to March 21, 2009.

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

EMPLOYEES

As of March 31, 2014, we employed 3,066 people worldwide, with 871 in software sales, sales support and marketing; 1,020 in technology development and support, maintenance and network operations; 174 dedicated to software related services, 631 in Covisint application services and 370 in other general and administrative functions. Only a small number of our international employees are represented by labor unions. We have experienced no work stoppages and believe that our relations with our employees are good. Our success will depend in part on our continued ability to attract and retain highly qualified, experienced and talented personnel.

Executive Officers of the Registrant

Our current executive officers, who serve at the discretion of our Board of Directors, are listed below:

Name	Age	Position

Robert C. Paul	51	President, Chief Executive Officer and member of the Board of Directors

Joseph R. Angileri	56	Chief Financial Officer

Daniel S. Follis, Jr.	48	Senior Vice President, General Counsel and Secretary

Kris Manery	59	Senior Vice President, General Manager Mainframe

John Van Siclen	58	Senior Vice President, General Manager APM

Robert C. Paul was reappointed as President in June 2013 and appointed as Chief Executive Officer in June 2011. Mr. Paul served as President and Chief Operating Officer of Compuware from April 2008 until June 2011 and was appointed a member of the Board of Directors in March 2010. Prior to that time, Mr. Paul was President and Chief Operating Officer of Covisint since its acquisition by Compuware in March 2004.

Joseph R. Angileri was appointed as Chief Financial Officer in June 2013.  Mr. Angileri served as President and Chief Operating Officer from June 2011 until June 2013. Prior to joining Compuware, Mr. Angileri had more than 26 years of professional experience with Deloitte LLP, including more than 20 years as a partner there, most recently as Managing Partner of the Michigan region.

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

John Van Siclen has served as Senior Vice President, General Manager APM since November 2011.  From August 2008 through October 2011, Mr. Van Siclen served as the Chief Executive Officer and President of dynaTrace Software, Inc. He joined Compuware in July 2011 with our acquisition of dynaTrace.

SEGMENT INFORMATION, PAYMENT TERMS AND FOREIGN REVENUES

For a description of revenues and operating profit by segment and for a description of extended payment terms offered to some customers, see note 1 of the consolidated financial statements included in this report. For financial information regarding geographic operations for each of the last three fiscal years, see note 15 to the consolidated financial statements included in this report. Customer revenue is allocated to geographic operations based on the country in which the products were sold or the services were performed. The Company’s foreign operations are subject to risks related to foreign exchange rates and other risks. For a discussion of risks associated with our foreign operations, see Item 1A Risk Factors and Item 7A Quantitative and Qualitative Disclosure about Market Risk.

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

If we are not able to grow our APM revenue at anticipated levels, we may fail to achieve our forecasted financial results and we may fail to meet the expectations of analysts or investors which could cause our stock price to decline.
The success of our APM business segment is dependent on continued revenue growth of our on-premise hosted software solutions.  The APM market is currently growing as companies continue to invest in applications to take advantage of the proliferation of mobile devices, cloud computing and the large amounts of data being collected by applications referred to as Big Data.  Our APM revenue has grown as a result of this spending.  If customer investment in applications and supporting application performance management solutions does not continue to grow or declines, or we are unable to deliver solutions desired by customers, the demand for our APM solutions may decline, and we may not be able to grow revenue or revenue may decline as a result.  If this occurs it could have a material impact on our results of operations.

Additionally, we continue to invest in new derivative offerings of our on-premise and SaaS offerings. It is difficult to estimate customer acceptance of these new offerings and how these new offerings will affect sales of our existing offerings.   If these new offerings are not in demand by our customers or cause a reduction in the demand for our existing offerings, our results of operations could be negatively impacted.  Also, we have competitors with substantially greater financial and marketing resources than we have.  As a result, these competitors may be more effective in developing offerings that customers purchase.  If we are less successful than our competitors in creating and maturing offerings that customers purchase, our results of operations could be negatively affected.

A substantial portion of our Mainframe segment revenue is dependent on our customers’ continued use of IBM and IBM-compatible products.
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

Our primary source of profitability is from our Mainframe segment. As revenues in this segment decline, our profitability will decline unless we are able to significantly increase margins in our APM segment.
Our Mainframe segment generates significantly higher contribution margins than our APM and applications services segments.  We expect our future revenue growth to come primarily from APM as we intend to have a tax free distribution of our application services segment. Declines in Mainframe revenue and contribution margin prior to the APM segment generating additional significant improvements in its contribution margin will have a further negative impact on our results of operations and cash flow.

Changes in the financial services industry could have a negative impact on our revenue and margins.
Approximately 20% of our Mainframe revenue is generated from customers in the financial services industry.  Future changes in the financial services industry, including mergers, restructurings or failures, could have a material adverse effect on our Mainframe license and maintenance revenue, negatively impacting our results of operations and cash flow.

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
There can be no assurance that a shareholder or another third party will not make an unsolicited takeover proposal in the future or take other action to acquire control of Compuware. Considering and responding to such proposals is likely to result in significant additional costs to Compuware, and future acquisition proposals, other shareholder actions to acquire control and the litigation that often accompanies them, if any, are likely to be costly and time-consuming and may disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Additionally, perceived uncertainties as to our future direction as a result of shareholder activism or potential changes to the composition of the Board of Directors may lead to the perception of a change in the direction of the business or other instability which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us because of any such issues, then our revenue, earnings and operating cash flows could be materially and adversely affected. Moreover, we believe that the future trading price of our common stock may be volatile based on various factors, including uncertainty associated with potential offers to acquire Compuware.

Our planned distribution of all or a substantial part of our remaining shares of common stock in Covisint Corporation, which we refer to as the Tax-Free Distribution, could subject us and our shareholders to significant tax liability and could affect our ability to enter into certain transactions in the future.

We have announced plans to distribute our shares of Covisint common stock within one year of the October 2013 offering of Covisint’s common stock to the public. We sought and have received a private letter ruling from the IRS substantially to the effect that, among other things, the Tax-Free Distribution will qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code or the Code.

One requirement for the Tax-Free Distribution to be a tax-free distribution is that we maintain at least 80% ownership in Covisint until the distribution.  We currently own approximately 80.03% of Covisint’s outstanding shares.  Certain holders of options to purchase Covisint common stock from Covisint have agreed not to exercise their options for a specified period of time after the IPO.  These agreements restrict exercise of such options only through June 23, 2014. We have agreed with Covisint to allow us to purchase additional shares of Covisint prior to any Covisint equity transaction (including, without limitation, the exercise of stock options to purchase Covisint common stock from Covisint) to ensure that we maintain at least 80% ownership in Covisint up to the Tax-Free Distribution. In addition, Covisint has granted the holders of options exercisable in calendar 2014 tandem stock appreciation rights that permit such holders to effectively elect cash settlement of those options.  These tandem stock appreciation rights are first exercisable after the agreements restricting exercises of options expire in June 2014.  The related options will expire upon exercise of the tandem stock appreciation rights. We have agreed with Covisint to purchase additional Covisint shares during fiscal 2015 to fund the cash settlement of the tandem stock appreciation rights. Any such purchases of Covisint common stock may result in significant cash outlays from us to Covisint, which could have a negative impact on our available cash and equity before or subsequent to a Tax-Free Distribution.

In May 2014, we submitted to the IRS a request for a supplemental private letter ruling confirming the tax-free status of the Tax-Free Distribution, taking into account (i) the award and potential exercise of SARs and our expected acquisition of additional shares of Covisint’s common stock under our agreements with Covisint or in open-market purchases, and (ii) our possible retention of a minor portion of Covisint’s common stock for sale following the Tax-Free Distribution.  There can be no assurance that we will receive the requested ruling. If we do not receive the supplemental ruling in the form requested, we may determine not to proceed with the distribution of the Covisint shares.

In addition, the private letter rulings and the tax opinion that we expect to receive from counsel will rely on certain representations, assumptions and undertakings, including those relating to the past and future conduct of Covisint’s business, and neither the private letter rulings nor the opinion would be valid if such representations, assumptions and undertakings were incorrect. Moreover, the private letter rulings will not address all the issues that are relevant to determining whether the distribution will qualify as a tax-free transaction. Notwithstanding the private letter rulings and opinion, the IRS could subsequently determine that the distribution should be treated as a taxable transaction for U.S. federal income tax purposes if, among other reasons, it determines that any of the representations, assumptions or undertakings that were included in the request for the private letter rulings or the private letter rulings or in the request for the private letter rulings were false or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the private letter rulings. If the Tax-Free Distribution fails to qualify as a tax-free transaction, in general, we would be subject to tax as if we had sold our shares of Covisint common stock in a taxable sale for its fair market value, and our shareholders who receive shares of Covisint common stock in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares. Any additional tax we are required to pay in such event could have a material adverse effect on our results of operations and cash flow.

Even if the Tax-Free Distribution would otherwise qualify as a tax-free transaction for U.S. federal income tax purposes, such distribution may be taxable to us if Section 355(d) of the Code or Section 355(e) of the Code applies to the distribution. Section 355(d) of the Code may apply to the distribution if any person purchases 50% or more of our stock, by vote or value, during the five-year period ending on the date of any distribution of our shares of Covisint to our shareholders. Section 355(e) of the Code will apply to the distribution if 50% or more of our stock or Covisint’s stock, by vote or value, is acquired by one or more persons, other than the holders of our stock who received Covisint stock in the distribution, acting pursuant to a plan or a series of related transactions that includes the distribution. Any shares of our stock or Covisint stock acquired directly or indirectly within two years before or after the Tax-Free Distribution generally are presumed to be part of such a plan unless that presumption can be rebutted.  In the event Section 355(d) or (e) of the Code is implicated by a proposed acquisition of our stock or Covisint’s stock, such an acquisition in connection with the Tax-Free Distribution could cause such distribution to be fully taxable to us and require us to pay a material amount of income taxes without any related cash received with which to pay the resulting tax liability.  This substantial potential liability may discourage offers to acquire Compuware and/or Covisint from being made or may result in any such offer being discounted to take into account the risk of such tax liability.  In addition, during this timeframe, the potential tax liability on account of these Code provisions could affect our ability to issue stock to complete acquisitions, expand our product offerings, develop new technology or obtain additional debt financing and put us at a competitive disadvantage.

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

Another requirement for the Tax-Free Distribution to qualify as a tax-free transaction is that Compuware either distribute (i) all of its Covisint common stock held immediately before the Tax-Free Distribution or (ii) an amount constituting at least 80% of Covisint’s outstanding shares of common stock and establish to the satisfaction of the IRS that the retention of Covisint common stock is not in pursuance of a plan having as one of its principal purposes the avoidance of federal income tax.  In the event that Compuware’s ownership percentage of Covisint’s common stock exceeds 80%, Compuware may determine to retain some or all of the excess shares, which would later be sold to raise cash for use in Compuware’s business operations.  As noted above, Compuware is requesting a ruling from the IRS with respect to its possible retention of Covisint shares in the supplemental private letter ruling.  If Compuware receives a positive ruling from the IRS and determines to retain shares of Covisint common stock for future sale, then Compuware shareholders would receive fewer Covisint shares in the Tax-Free Distribution than they would have received if Compuware had distributed all of its Covisint shares.

Our announced evaluation of a strategic separation of our APM and Mainframe businesses may take multiple forms, may not produce the intended benefits to shareholders or may not result in a separation of the businesses.

In May 2014, we announced that we are exploring the strategic separation of our APM and Mainframe businesses. We are early in the process of determining the feasibility of such a separation, the expected effects on these businesses, alternative structures and whether such separation would create shareholder value. As a result, there can be no assurance that the review will result in a strategic separation or as to the form such a separation would take, and there is no specific timetable for completing this review or the separation itself. If it does not occur or is significantly delayed, our stock price may be negatively affected.

If we proceed with a separation, the separation is subject to a number of risks, including, among others, the risk that any spin-off or other disposition by the Company of its interest in one of these businesses is not able to be implemented as intended, the risk that the separation does not achieve the expected benefits for the Company and its shareholders, the risk that the separation results in an adverse impact on the Company’s remaining business, the risk of adverse tax consequences for the Company and its shareholders, the risk that the costs and disruptions arising out of any such separation will outweigh the benefits, and the risk of potential unanticipated adverse customer impact.  The occurrence of any of these contingencies may have a material adverse impact on the Company’s results of operations and stock price.

Substantial changes in our operations, including business segregations and divestitures, may disrupt our business, divert the attention of our management or cause us to incur additional costs and may result in financial results that are worse than expected.
During fiscal 2014, we divested our professional services business and a portion of our software portfolio, completed the initial public offering of approximately 20% of our Covisint business and reaffirmed our intention to divest all or a substantial part of our remaining interest in Covisint stock through a Tax-Free Distribution.  As a part of the 2014 divestiture, we continue to provide certain support for the divested businesses under a transition services agreement.  Additionally, in May 2014, we announced that we would begin exploring a separation of the APM and Mainframe business segments.  These activities, or similar activities in the future, could disrupt our business, divert the attention of management or cause us to incur additional costs to maintain appropriate levels of service for our remaining business segments, any of which  could have a negative impact on our results of operations and cash flows.

The loss of certain key employees and technical personnel or our inability to hire additional qualified personnel could have a material adverse effect on our business.
Our success depends in part upon the continued service of our key senior management and technical personnel. Such personnel are employed at-will and may leave Compuware at any time. Our success also depends on our continuing ability to attract and retain highly qualified technical, managerial and sales personnel. The market for technical personnel has historically been, and we expect that it will continue to be, intensely competitive. These market factors and changes to our business portfolio may cause additional uncertainties among existing personnel or candidates for certain positions.  Therefore, there can be no assurance that we will continue to be successful in attracting or retaining such personnel. The loss of certain key employees or our inability to attract and retain other qualified employees could have a material adverse effect on our business.

We may not achieve the results we expect from our expense reduction program, the timing could be delayed, or the restructuring charges necessary to achieve the targeted expense reductions could be higher than expected, any of which could materially and adversely affect our results of operations and financial condition.
In fiscal 2013, we announced and began to implement plans to reduce expenses, which included a reduction in our workforce, the elimination or reduction in size of certain office facilities and the early termination of certain operating leases. Some of the changes being implemented will require additional investments in systems and personnel to implement new systems and may result in unanticipated costs. Moreover, the timing and actual cost savings achieved from our cost rationalization initiative may vary from our announced expectations due to delays, unanticipated needs to retain a greater number of employees than expected or higher than expected costs to achieve the savings targets. Until fully implemented, there can be no assurance that our restructuring plan to reduce expenses will produce the cost savings we anticipate or in the time frame we expect. Any negative variance in the amount or timing of the cost savings or in the cost to achieve our savings targets could cause our results of operations to be worse than anticipated or require additional restructuring charges.

Defects or disruptions in our hosted software or application services networks or interruptions or delays in service would impair the delivery of our on-demand service and could diminish demand for our services and subject us to substantial liability.
Defects in our hosted software network or our application services network could result in service disruptions for our customers. Our network performance and service levels could be disrupted by numerous events, including natural disasters and power losses. We might inadvertently operate or misuse the system in ways that could cause a service disruption for some or all of our customers. We might have insufficient redundancy or server capacity to address any such disruption, which could result in interruptions in our services or degradations of our service levels. Our customers might use our hosted software in ways that cause a service disruption for other customers. These defects or disruptions could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones, either of which could have a material adverse effect on our results of operations and cash flow.

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

Economic uncertainties or slowdowns may reduce demand for our offerings, which may have a material adverse effect on our revenues and operating results.
Our revenues and profitability depend on the overall demand for our software products, hosted software and application services. Economic uncertainties over the last few years have resulted in companies reassessing their spending for technology projects. If the economies within the geographic regions in which we operate experience a slowdown or recession, it could have a material adverse effect on our results of operations and cash flow.

Future changes in the U.S. domestic automotive manufacturing business could reduce demand for our Covisint application services, which may have a material negative effect on our revenues and operating results.
A substantial portion of our Covisint application services revenue has been generated from customers in the automotive industry, with General Motors Company currently Covisint’s largest customer. General Motors announced in July 2012 that it intends to significantly reduce its use of outsourced information technology services over the next three to five years. If General Motors were to terminate or significantly curtail its relationship with Covisint, it could experience a rapid decline in application services revenue and contribution margin over a relatively short period of time.

In addition, negative developments in the automotive manufacturing industry generally, including restructuring, cost reduction efforts and bankruptcies, could increase the collection risk of accounts receivable from these customers, which could have a material adverse effect on our application services results of operations and margins.

If the fair value of our long-lived assets deteriorated below the carrying value of these assets, recognition of an impairment loss would be required, which could materially and adversely affect our financial results.
We evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights and other intangible assets, whenever events or circumstances occur that may indicate these assets are impaired or, periodically, as required by generally accepted accounting principles. This evaluation utilizes expectations of future revenues and profitability to estimate fair value of our reporting units.  In the continuing process of evaluating the recoverability of the carrying amount of our long-lived assets including goodwill, we could identify substantial impairments which could have a material adverse effect on our results of operations.

Our software technology may infringe the proprietary rights of others.
Our software technology is developed or enhanced internally or acquired from unrelated parties.

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
Approximately 40 percent of our total revenues from continuing operations are derived from foreign operations and we expect that foreign operations will continue to generate a significant percentage of our total revenues. Products and services are generally priced in the currency of the country in which they are sold. Changes in the exchange rates of foreign currencies or exchange controls may adversely affect our results of operations. The international business environment is also subject to other risks, including the need to comply with foreign and U.S. laws and the greater difficulty of managing business operations overseas. In addition, our foreign operations are affected by general economic conditions in the international markets in which we do business. A worsening of economic conditions in these markets could cause customers to delay or forego decisions to license new products or to reduce their requirements for application services.

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
We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. One item that needs to be evaluated is the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. Changes in estimates of projected future operating results or in assumptions regarding our ability to generate future taxable income could result in significant increases to our total valuation allowance and tax expense that would reduce net income.

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

Our stock repurchase plan and future dividend payments may be suspended or terminated at any time, or our plans to distribute our Covisint shares to shareholders or to undertake a return of capital transaction may change, any of which may result in a decrease in our stock price.
We have repurchased shares of our common stock from time to time under an arrangement pursuant to which management is permitted to determine the amount and timing of repurchases in its discretion subject to an overall limit, as well as under a time-limited arrangement pursuant to which repurchases occur according to a formula without further discretion that is also subject to the overall limit and can be terminated at any time. Our ability and willingness to repurchase shares is subject to, among other things, the availability of cash resources and credit at rates and upon terms we believe are prudent. Stock market conditions, the market value of our common stock and other factors may also make it imprudent for us from time to time to engage in repurchase activity. There can be no assurance that we will continue to repurchase shares at historic levels or at all. If our repurchase program is curtailed, our stock price may be negatively affected.

In June 2013, we began paying quarterly cash dividends on our common stock.  We have also announced our intention to distribute our shares of our Covisint subsidiary to our shareholders within 12 months after completion of Covisint’s initial public offering and to subsequently undertake a return of capital transaction for the benefit of shareholders, the form, size and timing of which are yet to be determined. The amount and size of any future cash dividend payments will be subject to the discretion of our Board of Directors and will depend on our current and expected results of operations, financial condition and available cash resources, the terms of the documentation relating to any indebtedness we have at the time, applicable state law and other factors our Board of Directors deems relevant. Similarly, any distribution of some or all of our shares of Covisint, the timing of any such distribution, whether the intended return of capital transaction will occur and, if so, the form, size and timing of such transaction will be subject to the discretion of our Board of Directors and will depend on many factors, such as our current and expected results of operations and financial condition, the terms of the documentation relating to any indebtedness we have at the time, applicable state law, applicable tax ramifications, our ability to improve and optimize our balance sheet, the availability of any necessary funding and other factors our Board of Directors deems relevant. As a result, there can be no assurance that we will continue to pay cash dividends, distribute our Covisint shares or engage in the return of capital transaction as we intend. If we do not continue to pay cash dividends, or determine not to distribute Covisint shares or engage in the return of capital transaction, our stock price may be negatively affected.

Acts of terrorism, acts of war, cyber-attacks and other unforeseen events may cause damage or disruption to us or our customers, which could materially and adversely affect our business, financial condition and operating results.
Natural disasters, acts of war, cyber-attacks, terrorist attacks and the escalation of military activity in response to such attacks or otherwise may have negative and significant effects, such as imposition of increased security measures, changes in applicable laws, market disruptions and job losses. Such events may have an adverse effect on the economy in general. Moreover, the potential for future terrorist or cyber-attacks and the national and international responses to such threats could affect the business in ways that cannot be predicted. The effect of any of these events or threats could have a material adverse effect on our business, financial condition and results of operations.

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

Our executive offices, our Mainframe and one of our APM research and development labs, principal marketing department, primary application services office, customer service and  support teams for Mainframe and APM are located in our corporate headquarters building in Detroit, Michigan. We own the facility, which is approximately 1.1 million square feet, including approximately 316,000 square feet designated for lease to third parties for office, retail and related amenities. In addition, we lease approximately 217,000 square feet of land on which the facility resides.

We lease approximately 57 sales offices in 29 countries, including four remote product research and development facilities.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of any of these legal matters will have a material effect on our consolidated financial position, results of operations or cash flows. See note 17 of the consolidated financial statements included within item 8 of this report for more details regarding our contingent liabilities.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Select Market (“NASDAQ”) under the symbol CPWR. As of May 27, 2014, there were 3,331 shareholders of record of our common stock. In fiscal 2014, we paid quarterly cash dividends of $0.125 per share. The amount and size of any future cash dividend payments will be subject to the discretion of our Board of Directors and will depend on our current and expected results of operations, financial condition and available cash resources, the terms of any indebtedness we have at the time, applicable state law and other factors our Board of Directors deems relevant. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated, all as reported by NASDAQ.

Fiscal Year Ended March 31, 2014	High	Low
Fourth quarter	$11.38	$9.66
Third quarter	11.39	10.30
Second quarter	11.72	10.31
First quarter	12.30	10.19

Fiscal Year Ended March 31, 2013	High	Low
Fourth quarter	$12.74	$10.69
Third quarter	11.16	7.97
Second quarter	10.25	8.32
First quarter	9.38	8.08

Our credit facility contains various covenants, including limitations on stock repurchases; dividends; and a minimum net worth requirement. The credit facility is also subject to maximum total debt to EBITDA and minimum fixed charge coverage financial covenants. Additionally, our stock repurchases are limited to $50 million from August 8, 2013 through the end of the agreement. The Company was in compliance with the covenants under the credit facility at March 31, 2014. See note 10 of the consolidated financial statements included in this report for more details regarding our credit agreement.

Common Share Repurchases

There were no repurchases of common stock during the quarter ended March 31, 2014.

Comparison of Cumulative Five Year Total Return

The following line graph compares the yearly percentage change in the cumulative total shareholder return on our common shares with the cumulative total return of each of the following indices: the S&P 500 Index, the NASDAQ Market Index and the NASDAQ Computer and Data Processing Index for the period from April 1, 2009 through March 31, 2014. The graph includes a comparison to the S&P 500 Index in accordance with SEC rules, as the Company's common stock is part of such index. The graph assumes the investment of $100 in our common shares, the S&P 500 Index and each of the two NASDAQ indices on March 31, 2009 and the reinvestment of all dividends.

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

Total Return To Shareholders
(Includes reinvestment of dividends)

	Base	Indexed Returns
	Period	Fiscal Years Ending
	March 31,	March 31,
Company / Index	2009	2010	2011	2012	2013	2014
Compuware Corporation	$100	127.47	175.27	139.45	189.53	166.84
S&P 500 Index	100	149.77	173.20	187.99	214.24	261.07
NASDAQ Market Index	100	158.32	185.32	208.14	223.01	290.32
NASDAQ Computer & Data Processing Index	100	158.57	176.14	199.59	205.39	288.37

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

	Year Ended March 31, (1)
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Software license fees	$159,197	$159,093	$195,751	$173,643	$177,606
Maintenance fees	353,374	361,359	380,968	375,248	394,468
Subscription fees	80,857	79,862	76,246	67,718	16,852
Services fees	30,193	32,896	36,795	28,722	25,685
Application services fees	97,135	90,694	73,731	55,025	40,467
Total revenues	720,756	723,904	763,491	700,356	655,078
Operating expenses:
Cost of software license fees	20,310	18,986	16,391	13,056	14,181
Cost of maintenance fees	28,387	31,621	34,715	29,259	28,948
Cost of subscription fees	32,406	30,264	29,102	24,974	9,289
Cost of services	25,662	31,777	36,276	28,917	23,790
Cost of application services	117,155	83,298	72,384	51,011	37,923
Technology development and support	86,181	95,356	94,233	80,152	79,404
Sales and marketing	216,115	220,714	242,211	209,124	187,372
Administrative and general	134,695	153,733	154,366	145,371	153,676
Restructuring costs (2)	11,990	15,751			3,355
Gain on divestiture of product lines (3)					(52,351)
Total operating expenses	672,901	681,500	679,678	581,864	485,587
Income from continuing operations	47,855	42,404	83,813	118,492	169,491
Other income (expense), net	3,288	(1,170)	1,633	4,462	25,721
Income from continuing operations before income tax provision	51,143	41,234	85,446	122,954	195,212
Income tax provision	12,944	15,917	22,005	33,303	60,615
Income (loss) from continuing operations including non-controlling interest	38,199	25,317	63,441	89,651	134,597
Income (loss) from discontinued operations, net of tax (1)	29,926	(42,568)	24,930	17,790	6,209
Net income (loss) including non-controlling interest	68,125	(17,251)	88,371	107,441	140,806
Less: Net loss attributable to the non-controlling interest in Covisint Corporation	(3,458)	-	-	-	-
Net income attributable to Compuware Corporation	$71,583	$(17,251)	$88,371	$107,441	$140,806

Basic earnings (loss) per share (4)
Continuing operations	0.19	0.12	0.29	0.35	0.58
Discontinued operations	0.14	(0.20)	0.11	0.14	0.03
Net income (loss) attributable to Compuware Corporation common shareholders	$0.33	$(0.08)	$0.40	$0.49	$0.61

Diluted earnings (loss) per share (4)
Continuing operations	0.19	0.12	0.29	0.34	0.57
Discontinued operations	0.13	(0.20)	0.11	0.14	0.03
Net income (loss) attributable to Compuware Corporation common shareholders	$0.32	$(0.08)	$0.40	$0.48	$0.60

Shares used in computing net income (loss) per share:
Basic earnings computation	215,952	214,627	218,344	220,616	232,634
Diluted earnings computation	221,180	214,627	222,378	226,095	234,565

Balance Sheet Data (at period end):
Working capital	$215,200	$38,159	$54,386	$143,905	$92,688
Total assets	1,997,109	1,973,282	2,167,538	2,038,377	2,013,325
Long term debt (5)		18,000	45,000
Total shareholders' equity	1,101,034	998,226	1,049,937	952,612	913,813
Cash dividends per share	0.50

(1)	During fiscal 2014 the Company divested our Changepoint, Uniface, and Professional Services business segments. See note 2 of the consolidated financial statements included in this report for additional information regarding the divestiture.

(2)	During fiscal 2014 and 2013, the Company undertook various restructuring activities to reduce administrative and general and non-core operational costs. The activities associated with this plan resulted in a restructuring charge from continuing operations of $12.0 million for fiscal 2014 and $15.8 million for fiscal 2013, respectively. See note 9 of the consolidated financial statements included in this report for additional information regarding our restructuring plan.

During fiscal 2010, the Company undertook various restructuring activities to improve the effectiveness and efficiency of a number of the Company’s critical business processes.

(3)	In May 2009, we exited the Quality and Testing business by selling our Quality and DevPartner distributed product lines to Micro Focus International PLC, resulting in a gain on divestiture of product lines of $52.4 million.

(4)	See note 13 of the consolidated financial statements included in this report for the basis of computing earnings (loss) per share.

(5)	See note 10 of the consolidated financial statements included in this report for additional information on debt.

See note 3 of the consolidated financial statements for additional information on acquisition activity.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, we discuss our results of operations on a segment basis. We have two software segments, APM and Mainframe. We also have a platform-as-a-service (“PaaS”) offering called Covisint or Application Services. These segments are described in detail in note 1 to the consolidated financial statements.

Our business segment structure is intended to provide visibility and control over the operations of our business and to increase our market agility, enabling us to more effectively capitalize on market conditions and competitive advantages to maximize revenue growth and profitability.

On January 31, 2014, we sold substantially all of the assets and transferred certain liabilities associated with our Changepoint, Professional Services and Uniface business segments.  The results of operations of these segments during all periods presented have been included in discontinued operations in the statement of operations.  The discussion in this report is focused on our continuing operations.  See note 2 of the consolidated financial statements included in Item 8 of this report for additional information on the divestiture and the results of the divested business segments.

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

FORWARD-LOOKING STATEMENTS

The following discussion contains certain forward-looking statements within the meaning of the federal securities laws. When we use words such as “may”, “might”, “will”, “should”, “believe”, “expect”, “anticipate”, “estimate”, “continue”, “predict”, “forecast”, “projected”, “intend” or similar expressions, or make statements regarding our future plans, objectives or expectations, we are making forward-looking statements. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those discussed in Item 1A Risk Factors and elsewhere in this report, could cause actual results to differ materially from the results implied by these or any other forward-looking statements made by us, or on our behalf. There can be no assurance that future results will meet expectations. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by applicable law, we do not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

OVERVIEW

We deliver value to businesses by providing software solutions (both on-premises and SaaS models), software related services and application services that improve the performance of information technology organizations.

Our primary source of profitability and cash flow is the sale of our Mainframe productivity tools that are used within our customers’ mainframe computing environments for fault diagnosis, file and data management, application performance monitoring and application debugging. We have generally experienced lower volumes of software license transactions for our Mainframe solutions in recent years causing an overall downward trend in our Mainframe product revenues which we expect to continue. Changes in our current customer IT computing environments and spending habits have impacted their need for additional mainframe computing capacity. In addition, increased competition and pricing pressures have had a negative impact on our revenues. Customers utilize our products to reduce operating costs, increase programmer productivity and create a smooth transition to the next generation of mainframe environment programmers. We will continue to make strategic enhancements to our Mainframe solutions through research and development investments with the goal of meeting customer needs and maintaining a high maintenance renewal rate. The cash flow generated from our Mainframe business supports our APM business segment.

The APM market is a key source of future revenue growth. Web, mobile and cloud applications and the complex distributed applications delivery chain supporting them have become increasingly critical to a company’s brand awareness, revenue growth and overall market share. Because of this development, the market for APM solutions is significant and growing rapidly. Our APM solutions provide our customers with on-premises software and SaaS platform based hosted software. These solutions ensure the optimal performance of each customer’s enterprise, web, streaming, mobile and cloud applications. We are investing in our APM solutions with the goal of providing solutions that are best-in-class within the APM market. Specifically, our investments include: (1) enhancements to our global hosted software network with specific focus on ease of use, time-to-value and data analytics in mobile and cloud application performance capabilities and in video streaming performance; (2) enhancements to our solutions that are focused on optimizing application performance and accelerating time to market; and (3) enhancements which combine our on-premises software and SaaS solution into a single platform that provides performance metrics for web, non-web, mobile, streaming and cloud applications in a single solution.

The secure collaboration services market, served by our Covisint application services, is also a key source of revenue. Technology has allowed business communities, organizations and systems to globally connect and share vital information, applications and processes across their internal and extended enterprises. Our Covisint services, which are provided on a PaaS basis to customers primarily in the automotive, healthcare and energy industries, create an environment that simplifies and secures this collaboration atmosphere. Our focus in the automotive and manufacturing industries is on enabling our cutomers to connect, engage and collaborate on mission critical business processes with their suppliers, customers and business partners. Our focus in the healthcare industry is on enabling hospitals, physicians and government entities to share electronic patient health and medical records.

Annual Update

The following occurred during fiscal 2014:

•	APM segment revenue increased $26.8 million or 8.9% during FY14 as compared to FY13. Contribution margin increased 761% from a negative $4.3 million to $28.4 million in the fiscal year ended March 31, 2014. See “Business Segment Analysis” for additional information.

•	Covisint revenue increased $6.4 million or 7.1% during 2014 as compared to 2013 due to growth from recurring revenue of $9.7 million, partially offset by a $3.3 million decrease in services revenue. Recurring revenue grew 17.1% while services revenue declined 9.7%. Contribution margin declined to negative 23.8% during 2014 from positive 5.1% during 2013 due to the increase in expense primarily from stock compensation as a result of the Covisint initial public offering (“Covisint IPO”) and continued investment related to being a standalone public company.

•	Total Revenue declined $3.1 million during 2014 as compared to 2013 due to an $8.0 million decrease in maintenance fees and a $2.7 million decrease in service fees, partially offset by a $6.4 million increase in application service fees and a $1.0 million increase in subscription fees.

•	Operating margin from continuing operations increased to 6.6% during 2014 as compared to 5.9% during 2013 due primarily to a decrease of $19.0 million in administrative and general expense, a $9.2 million decrease in technology development and support expense, a $6.1 million decrease in cost of services and a $4.6 million decrease in sales and marketing expense, partially offset by a $33.9 million increase in cost of application services (see the “Business Segment Analysis,” section below for additional information).

•	Net income from continuing operations including non-controlling interest increased to $38.2 million during 2014 as compared to $25.3 million during 2013.

•	On a GAAP basis, earnings per share from continuing operations increased 58% from $0.12 to $0.19 in 2014 as compared to 2013.

•	On a non-GAAP basis, excluding stock compensation expense, amortization of purchased software and other acquired intangibles, restructuring charges, certain advisory fees, impairment of goodwill and the gain on the divestiture of the Changepoint, Professional Services and Uniface business segments, earnings per share increased 25 percent in 2014 as compared to 2013. See the “GAAP to non-GAAP Reconciliation” section below for a complete reconciliation of operating income.

•	Realized $56 million in corporate and shared services expense reductions – 25% higher than the top end of our projection. These expense reductions are reflected in our unallocated costs ($29 million) and in our business segment operating expenses ($2.7 million).

•	Incurred $13.1 million in advisory fees associated with certain shareholder actions and our business transformation initiative.

•	Incurred $12.0 million in restructuring costs related to continuing operations as we move forward with our plans to eliminate a total of approximately $110 million to $120 million of administrative and general and non-core operational costs as a result of this program. See note 9 of the consolidated financial statements included in Item 8 of this report for more details regarding our restructuring plan.

•	Declared and paid four quarterly dividends totaling $0.50 per share.

•	Divested substantially all of the assets and transferred certain liabilities that primarily related to the Changepoint, Professional Services and Uniface business segments for $112 million cash, which resulted in a gain of $9.5 million, net of tax.

•	Completed the initial public offering of 7.36 million shares of the common stock of our subsidiary Covisint Corporation on October 1, 2013. The shares began trading on the NASDAQ Global Select Market on September 26, 2013, under the symbol “COVS”. Compuware currently owns 80.03 percent of Covisint’s outstanding shares.

On May 22, 2014, we announced our intention to begin exploring the strategic separation of our APM and Mainframe business segments.  We believe such a separation would allow the management teams of both segments to be fully focused on the operations of their specific segment, provide distinct investment opportunities to the investor community and provide appropriate incentives to assist in attracting and retaining talent for each business.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operational data from the consolidated statements of operations as a percentage of total revenues and the percentage change in such items compared to the prior period:
Percentage of	Period-to-Period
Total Revenues	Change
Fiscal Year Ended	2013	2012
March 31, (1)	to	to
2014	2013	2012	2014	2013
REVENUE:
Software license fees	22.1%	22.0%	25.6%	0.1%	(18.7)%
Maintenance fees	49.0	50.0	49.9	(2.2)	(5.1)
Subscription fees	11.2	11.0	10.0	1.2	4.7
Services fees	4.2	4.5	4.8	(8.2)	(10.6)
Application services fees	13.5	12.5	9.7	7.1	23.0
Total revenues	100.0	100.0	100.0	(0.4)	(5.2)

OPERATING EXPENSES:
Cost of software license fees	2.8	2.6	2.2	7.0	15.8
Cost of maintenance fees	3.9	4.4	4.5	(10.2)	(8.9)
Cost of subscription fees	4.5	4.2	3.8	7.1	4.0
Cost of services	3.6	4.4	4.8	(19.2)	(12.4)
Cost of application services	16.3	11.5	9.5	40.6	15.1
Technology development and support	12.0	13.2	12.3	(9.6)	1.2
Sales and marketing	30.0	30.5	31.7	(2.1)	(8.9)
Administrative and general	18.6	21.1	20.2	(12.4)	(0.4)
Restructuring costs	1.7	2.2	(23.9)	n/	a
Total operating expenses	93.4	94.1	89.0	(1.3)	0.3
Income from continuing operations	6.6	5.9	11.0	12.9	(49.4)
Other income (expense), net	0.5	(0.2)	0.2	381.0	(171.6)

Income from continuing operations before income tax provision	7.1	5.7	11.2	24.0	(51.7)
Income tax provision - continuing operations	1.8	2.2	2.9	(18.7)	(27.7)
Income from continuing operations, net of tax	5.3	3.5	8.3	50.9	(60.1)
Income (loss) from discontinued operations, net of tax	4.2	(5.9)	3.3	170.3	(270.8)
Net income (loss) including non-controlling interest	9.5	(2.4)	11.6	494.9	(119.5)
Net loss attributable to the non-controlling interest in Covisint Corporation	(0.5)	0.0	0.0	n/	a	n/	a
Net income (loss) attributable to Compuware Corporation	9.9%	(2.4)%	11.6%	514.9%	(119.5)%

(1)	As discussed in Note 2, we have treated the operations of certain business segments as discontinued operations. The results for all periods have been restated to reflect such treatment.

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

					Unallocated
			Total		Expenses and
Year Ended:	APM	MF	Software	AS	Elimination (1)		Total

March 31, 2014

Total revenues	$327,367	$296,254	$623,621	$97,135	$-		$720,756

Operating expenses	298,924	74,384	373,308	120,233	179,360		672,901

Contribution /operating margin	$28,443	$221,870	$250,313	$(23,098)	$(179,360)		$47,855

Operating margin %	8.7%	74.9%	40.1%	(23.8%)	N/	A	6.6%

March 31, 2013

Total revenues	$300,533	$332,677	$633,210	$90,694	$-		$723,904

Operating expenses	304,835	91,325	396,160	86,084	199,256		681,500

Contribution /operating margin	$(4,302)	$241,352	$237,050	$4,610	$(199,256)		$42,404

Operating margin %	(1.4%)	72.5%	37.4%	5.1%	N/	A	5.9%

March 31, 2012

Total revenues	$270,443	$419,317	$689,760	$73,731	$-		$763,491

Operating expenses	317,621	99,310	$416,931	72,717	190,030		679,678

Contribution /operating margin	$(47,178)	$320,007	$272,829	$1,014	$(190,030)		$83,813

Operating margin %	(17.4%)	76.3%	39.6%	1.4%	N/	A	11.0%

(1)	Unallocated expenses for fiscal 2014 and 2013 include $12.0 million and $15.8 million, respectively in restructuring expenses. See note 9 of the consolidated financial statements included in this report for additional information.

GAAP TO NON-GAAP RECONCILIATION

In an effort to provide investors with additional information regarding our results as determined by U.S. generally accepted accounting principles (GAAP), we have provided non-GAAP net income and non-GAAP diluted earnings per share. Each of these financial measures excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP. These non-GAAP financial measures exclude stock compensation expense; amortization of acquired software and intangible assets; restructuring charges; advisory fees associated with certain shareholder actions and business transformation; a goodwill impairment charge; the related tax impacts of these items; and the gain on divestiture of business segments, net of tax. Each of the non-GAAP adjustments is described in more detail below. The table below provides a reconciliation of each of these non-GAAP measures to its most comparable GAAP financial measure.

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

While we believe that these non-GAAP financial measures provide useful supplemental information, there are limitations associated with the use of these non-GAAP financial measures. These non-GAAP financial measures are not prepared in accordance with GAAP, are not audited, do not reflect a comprehensive system of accounting and may not be completely comparable to similarly titled measures of other companies due to potential differences in the exact method of calculation between companies. Items such as stock compensation expense; amortization of acquired software and intangible assets; restructuring charges; advisory fees associated with certain shareholder actions and business transformation; goodwill impairment; the related tax impacts of these items; and the gain on divestiture of business segments, net of tax that are excluded from our non-GAAP financial measures can have a material impact on net income. As a result, these non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, net income or loss, cash flow from operations or other measures of performance prepared in accordance with GAAP. We compensate for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by reconciling the non-GAAP financial measures to their most comparable GAAP financial measure. We have procedures in place to ensure that these measures are calculated using the appropriate GAAP components in their entirety and to ensure that our performance is properly reflected to facilitate consistent period-to-period comparisons. Management reviews the non-GAAP adjustments on a net-of-tax basis when evaluating our performance. Therefore, we exclude the tax impact of these charges when presenting non-GAAP financial measures.

The following discusses the reconciling items from our non-GAAP financial measures to the most comparable GAAP financial measures:

•	Stock compensation expense. Our non-GAAP financial measures exclude the compensation expenses required to be recorded by GAAP for equity awards to employees and directors. Although this is a normal recurring expense for us, we believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures excluding this expense because these costs are generally fixed at the time an award is granted, are then expensed over several years and generally cannot be changed or influenced by management in the current period.

•	Amortization of acquired software and intangible assets. Our non-GAAP financial measures exclude costs associated with the amortization of acquired software and intangible assets. Although this is a normal recurring expense for us, we believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures excluding this expense because these costs are fixed at the time of acquisition, are then amortized over a period of several years after the acquisition and generally cannot be changed or influenced by management in the current period.

•	Restructuring charges. Our non-GAAP financial measures exclude restructuring charges, and any subsequent changes in estimates as they relate to our ongoing corporate restructuring activities. We believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures excluding restructuring charges in order to provide comparability and consistency with historical operating results.

•	Goodwill impairment charge. Our non-GAAP financial measures exclude an impairment charge associated with a decline in the estimated fair value of our professional services business unit (included in discontinued operations). Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding goodwill impairment to provide comparability and consistency with historical operating results. This impairment charge is included in “Income (loss) from discontinued operations, net of tax” in the statements of operations.

•	Advisory fees associated with certain shareholder actions and our business transformation initiative. During the fourth quarter of fiscal 2013, in response to an unsolicited, nonbinding offer to purchase the outstanding shares of the Company from a shareholder, the Board of Directors announced its willingness to consider other viable offers. We continue to incur consultant fees to analyze the business, review additional requests for information from other interested parties and to implement business transformation plans. We believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures excluding such costs in order to provide comparability and consistency with historical operating results.

•	Provision for income taxes on above pre-tax non-GAAP adjustments. Our non-GAAP financial measures exclude the tax impact of the above pre-tax non-GAAP adjustments. This amount is calculated using the tax rates of each country to which these pre-tax non-GAAP adjustments relate. Management excludes the non-GAAP adjustments on a net-of-tax basis in evaluating our performance. Therefore, we exclude the tax impact of these charges when presenting non-GAAP financial measures.

•	Gain on divestiture of business segments, net of tax. Our non-GAAP financial measures exclude the gain from the divestiture of our Changepoint, Professional Services and Uniface business segments, net of tax. This gain is included in “Income (loss) from discontinued operations, net of tax” in the statements of operations. This gain is not comparable to activity in the other periods presented. We believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures excluding the effect of this gain in order to provide comparability and consistency with historical results.

Our reconciliation of GAAP to non-GAAP financial information is presented below (in thousands, except for per share data):

	TWELVE MONTHS ENDED
	MARCH 31,
	2014	2013

NET INCOME ATTRIBUTABLE TO COMPUWARE COPORATION	$71,583	$(17,251)
ADJUSTMENTS EXCLUDING IMPACT OF NON-CONTROLLING INTEREST
STOCK COMPENSATION (EXCL. RESTRUCTURING)	35,045	27,105
AMORTIZATION OF PURCHASED SOFTWARE	8,418	9,604
AMORTIZATION OF ACQUIRED INTANGIBLES	7,178	7,581
RESTRUCTURING EXPENSES	13,196	16,573
GOODWILL IMPAIRMENT	-	71,840
ADVISORY FEES	13,096	2,797
INCOME TAX EFFECT OF ABOVE ADJUSTMENTS	(27,978)	(30,420)
GAIN ON DIVESTITURE OF BUSINESS SEGMENTS, NET OF TAX	(9,529)	-
TOTAL ADJUSTMENTS	39,426	105,080

NON-GAAP NET INCOME	$111,009	$87,829

DILUTED EARNINGS PER SHARE - GAAP	$0.32	$(0.08)

RECALCULATED USING DILUTIVE SHARES	$0.32	$(0.08)
ADJUSTMENTS EXCLUDING IMPACT OF NON-CONTROLLING INTEREST
STOCK COMPENSATION (EXCL. RESTRUCTURING)	0.16	0.12
AMORTIZATION OF PURCHASED SOFTWARE	0.04	0.04
AMORTIZATION OF ACQUIRED INTANGIBLES	0.03	0.03
RESTRUCTURING EXPENSES	0.06	0.08
GOODWILL IMPAIRMENT	-	0.33
ADVISORY FEES	0.06	0.01
INCOME TAX EFFECT OF ABOVE ADJUSTMENTS	(0.13)	(0.14)
GAIN ON DIVESTITURE OF BUSINESS SEGMENTS, NET OF TAX	(0.04)	-
TOTAL ADJUSTMENTS	0.18	0.48

NON-GAAP DILUTED EPS	$0.50	$0.40

DILUTED SHARES OUTSTANDING	221,180	219,580

SOFTWARE SEGMENTS

Application Performance Management

The financial results of operations for our APM segment were as follows (in thousands):

	Year Ended March 31,			Period-to-Period Change
	2014	2013	2012	2013 to 2014	2012 to 2013
Revenue
Software license fees	$116,373	$100,565	$85,462	15.7%	17.7%
Maintenance fees	100,243	89,535	77,329	12.0	15.8
Subscription fees	80,857	79,862	76,246	1.2	4.7
Services fees	29,894	30,571	31,406	(2.2)	(2.7)
Total revenue	327,367	300,533	270,443	8.9	11.1

Operating expenses	298,924	304,835	317,621	(1.9)	(4.0)

Contribution margin	$28,443	$(4,302)	$(47,178)	761.2%	90.9%

Contribution margin %	8.7%	(1.4%)	(17.4%)

APM segment revenue increased $26.8 million during 2014 due primarily to increased license and maintenance fees related to the growth in our customer base.  Service and subscription fees were consistent with prior year. We are focused on maintaining customer satisfaction and increasing demand for our Saas offerings through dedicated resources focused on customer renewals and through continued enhancement to our offerings. Responding to customer needs, we anticipate a greater percentage of our APM revenue will be booked ratably going forward which is expected to negatively impact revenue in 2015.

APM segment revenue increased $30.1 million during 2013 due primarily to increased license and maintenance fees related to the acquisition of dynaTrace during the second quarter of 2012. Additionally, subscription fees increased $3.6 million due to new SaaS solution sales during the previous year.

Operating expenses decreased $5.9 million during 2014 due to a decline in salary and benefits expense related to headcount reductions associated with our restructuring initiatives and a decrease in amortization of intangibles, partially offset by an increase in expenses related to stock compensation and amortization of capitalized software and increased bonus and commissions expense related to the increase in revenue.  Revenue growth and cost reductions for 2014 had a positive impact on our contribution margin as compared to the prior year.

Operating expenses decreased $12.8 million during 2013 due to reductions in headcount and marketing expenses. Revenue growth and cost reductions for 2013 had a positive impact on our contribution margin as compared to the prior year.

Application performance management revenue by geographic location is presented in the table below (in thousands):

	Year Ended March 31,
	2014	2013	2012
United States	$176,021	$160,212	$139,030
Europe and Africa	93,533	84,590	85,720
Other international operations	57,813	55,731	45,693
Total APM segment revenue	$327,367	$300,533	$270,443

Mainframe

The financial results of operations for our Mainframe segment were as follows (in thousands):

	Year Ended March 31,			Period-to-Period Change
	2014	2013	2012	2013 to 2014	2012 to 2013
Revenue
Software license fees	$42,824	$58,528	$110,289	(26.8)%	(46.9)%
Maintenance fees	253,131	271,824	303,639	(6.9)	(10.5)
Services fees	299	2,325	5,389	(87.1)	(56.9)
Total revenue	296,254	332,677	419,317	(10.9)	(20.7)

Operating expenses	74,384	91,325	99,310	(18.6)	(8.0)

Contribution margin	$221,870	$241,352	$320,007	(8.1)%	(24.6)%

Contribution margin %	74.9%	72.5%	76.3%

Mainframe segment revenue decreased $36.4 million during 2014 primarily due to pricing pressures on and cancellations of maintenance contracts.  Furthermore, the reduction in revenue is consistent with the general downward trend in our Mainframe product revenues we have experienced throughout the past several years. This decline slowed during 2014, and while we expect Mainframe revenues to continue to decline, we expect the rate of decline to further slow. Changes in our current customers’ IT computing environments and spending habits have reduced their demand for additional mainframe computing capacity.  In addition, increased pricing pressures and competition have had a negative impact on our revenues.  In 2014, the Mainframe segment transitioned its Solutions Delivery Group (software related services) to the professional services business segment.  In 2015, we intend to continue to make strategic enhancements to modernize, simplify, and automate our Mainframe solutions through research and development investments to retain customers in longer term commitments, and to expand the footprint to new customers.

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

During 2013, we introduced APM for Mainframe. In 2015 we will transition this product to the APM business segment. APM for Mainframe revenues were approximately $6.4 million and $1.7 million in 2014 and 2013, respectively.

Mainframe costs declined due to lower headcount related to the restructuring and lower commissions and bonus due to the decline in sales in both 2014 and 2013.  In 2014, the percentage decrease in costs exceeded the percentage decrease in sales resulting in an increase in the contribution margin percentage.  Although Mainframe costs declined from 2012 to 2013, many of our costs are relatively fixed and the significant decline in Mainframe revenue during 2013 resulted in a decline in contribution margin as compared to the prior year.

Mainframe revenue by geographic location is presented in the table below (in thousands):

	Year Ended March 31,
	2014	2013	2012
United States	$159,072	$190,542	$232,350
Europe and Africa	79,743	81,244	104,048
Other international operations	57,439	60,891	82,919
Total Mainframe segment revenue	$296,254	$332,677	$419,317

Software Revenue Combined

Software revenue includes both APM and Mainframe.

Software revenue consists of software license fees, maintenance fees, subscription fees and software related services. Software solutions revenues are presented in the table below (in thousands):

	Year Ended March 31,			Period-to-Period Change
	2014	2013	2012	2013 to 2014	2012 to 2013
Software license fees	$159,197	$159,093	$195,751	0.1%	(18.7)%
Maintenance fees	353,374	361,359	380,968	(2.2)	(5.1)
Subscription fees	80,857	79,862	76,246	1.2	4.7
Services fees	30,193	32,896	36,795	(8.2)	(10.6)
Total software revenue	$623,621	$633,210	$689,760	(1.5)%	(8.2)%

Changes in the various revenue line items are discussed previously in the “Application Performance Management” and “Mainframe” sections.

Software revenue by geographic location is presented in the table below (in thousands):

	Year Ended March 31,
	2014	2013	2012
United States	$335,093	$350,754	$371,380
Europe and Africa	173,276	165,834	189,768
Other international operations	115,252	116,622	128,612
Total software solutions revenue	$623,621	$633,210	$689,760

APPLICATION SERVICES

The financial results of operations for our Covisint application services segment were as follows (in thousands):

	Year Ended March 31,			Period-to-Period Change
	2014	2013	2012	2013 to 2014	2012 to 2013

Application services fees	$97,135	$90,694	$73,731	7.1%	23.0%

Operating expenses	120,234	86,084	72,717	39.7	18.4

Contribution margin	$(23,099)	$4,610	$1,014	(601.1)%	354.6%

Contribution margin %	(23.8%)	5.1%	1.4%

Application services fees increased $6.4 million during 2014 due to an increase in Covisint recurring fees, which was partially offset by a decline in Covisint services revenue. The increase in recurring fees was primarily due to continued growth within the non-automotive verticals, offset in part, by a decline in revenue of $1.8 million from customers that terminated or elected not to renew their agreements.

Application services segment fees increased $17.0 million during 2013 due to growth from both recurring and services fees across automotive and healthcare customers as well as customers in other industries. Services fees increased, in part, due to the establishment of stand-alone value for certain services during 2012, which allowed us to recognize the related revenue as the services were delivered rather than over the expected period during which the customer would receive benefit.  We continue to recognize the deferred services revenue and related expenses recorded prior to establishment of stand-alone value over the expected period of benefit to the customer.

Our application services segment generated 47%, 56% and 58% of its revenue from the automotive industry during 2014, 2013 and 2012, respectively.

Operating expense increased $34.1 million during 2014 primarily due to expenses associated with the Covisint IPO which closed during 2014. This resulted in recognition of expense associated with certain options to purchase Covisint shares, including a cumulative catch up, and the reversal of expense associated with performance awards to receive Compuware shares which were terminated upon closing of the offering on October 1, 2013. Operating expenses for the year ended March 31, 2014 included $17.3 million of stock compensation expense including $1.3 million of stock compensation expense unrelated to the IPO. Operating expenses also increased due to higher salaries and benefits expense resulting from an increase in headcount to support the expected growth of the business, a reduction in capitalized research and development costs, increased use of subcontractors and an increase in amortization of capitalized research and development costs.

Operating expenses increased $13.4 million during 2013 due to continued investment in our Covisint business. In anticipation of capitalizing on the growth of the secured collaboration services market, we hired additional developers, customer support and sales personnel, and we increased the capacity of our global application services network during 2013. Additionally, costs associated with services with stand-alone value were recognized in 2013 consistent with the associated revenue recognition. The additional investments in 2013 were partially offset by increases in capitalized software and development costs.

In May 2014, Convisint announced numerous initiatives to be undertaken by its new leadership including additional leadership changes and reductions in workforce intended to better align costs with revenues in the future. Based upon the scope and importance of these initiatives, we anticipate that fiscal 2015 will be a year of transformation for our Covisint business segment and we expect continued losses from this business segment during fiscal 2015.

Application services segment revenue by geographic location is presented in the table below (in thousands):

	Year Ended March 31,
	2014	2013	2012
United States	$83,309	$77,944	$64,555
Europe and Africa	8,101	4,859	3,827
Other international operations	5,725	7,891	5,349
Total application services segment revenue	$97,135	$90,694	$73,731

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

Fiscal year ended March 31, 2014 and 2013 unallocated expenses also included $12.0 million and $15.8 million, respectively in restructuring expenses and $13.1 million and $2.8 million, respectively, in advisory expenses related to shareholder activities and our transformation. These expenses are discussed in the “Restructuring Charge” and the “Administrative and  General” sections respectively below.

OPERATING EXPENSES

Our operating expenses include costs from continuing operations for software license fees; cost of maintenance fees; cost of subscription fees; cost of services; cost of application services; technology development and support costs; sales and marketing expenses; administrative and general expenses; goodwill impairment; and restructuring. These expenses are described below without regard to the relevant segment(s) to which they are allocated.

Cost of Software License Fees

Cost of software license fees includes amortization of capitalized software related to our licensed software products, the cost of duplicating and disseminating products to customers, including associated hardware costs, and the cost of author royalties.

Cost of software license fees is presented in the table below (in thousands):

	Year Ended March 31,			Period-to-Period Change
	2014	2013	2012	2013 to 2014	2012 to 2013

Cost of software license fees	$20,310	$18,986	$16,391	7.0%	15.8%

Percentage of software license fees	12.8%	11.9%	8.4%

Cost of software license fees increased $1.3 million during 2014 and increased $2.6 million during 2013. The increase in 2014 was due primarily to increased amortization of capitalized research and development costs. The increase in 2013 was due primarily to additional amortization expense on intangible assets acquired as part of the dynaTrace acquisition during the second quarter of 2012. As dynaTrace was acquired during the second quarter of 2012, only a partial year of amortization was recognized during 2012 as compared to a full year of amortization for 2013. These expense increases resulted in the increase in cost as a percentage of software license fees.

Cost of Maintenance Fees

Cost of maintenance fees consists of the direct costs allocated to maintenance and product support such as helpdesk and technical support.

Cost of maintenance fees is presented in the table below (in thousands):

	Year Ended March 31,			Period-to-Period Change
	2014	2013	2012	2013 to 2014	2012 to 2013

Cost of maintenance fees	$28,387	$31,621	$34,715	(10.2)%	(8.9)%

Percentage of maintenance fees	8.0%	8.8%	9.1%

Cost of maintenance fees declined $3.2 and $3.1 million during 2014 and 2013, respectively. The decrease in 2014 is a result of a reduction in customer support costs. The decrease for 2013 primarily resulted from a reduction in maintenance costs related to our APM and Mainframe products.

Cost of Subscription Fees

Cost of subscription fees consists of the amortization of capitalized software related to our APM hosted software, depreciation and maintenance expense associated with our hosted software network related computer equipment; data center costs; and payments to individuals for tests conducted from their Internet-connected personal computers (“peer”).

Cost of subscription fees is presented in the table below (in thousands):

	Year Ended March 31,			Period-to-Period Change
	2014	2013	2012	2013 to 2014	2012 to 2013

Cost of subscription fees	$32,406	$30,264	$29,102	7.1%	4.0%

Percentage of subscription fees	40.1%	37.9%	38.2%

Cost of subscription fees increased $2.1 million during 2014, primarily due to increased amortization of capitalized research and development costs related to on-going product enhancements. Additionally, costs increased, to a lesser extent, due to continued investment in our mobile network.

Cost of subscription fees from increased $1.2 million during 2013, primarily due to additional amortization of capitalized research and development costs. We continued to invest in research and development throughout 2012 and 2013 which increased the amortizable base. To a lesser extent, increased compensation and benefits costs from hiring additional employees to support future business growth also contributed to the increase in cost of subscription fees for 2013.

Cost of Services

Cost of services consists primarily of personnel-related costs of providing our software related services.
Cost of services is presented in the table below (in thousands):
	Year Ended March 31,			Period-to-Period Change
	2014	2013	2012	2013 to 2014	2012 to 2013

Cost of services	$25,662	$31,777	$36,276	(19.2)%	(12.4)%

Percentage of services fees	85.0%	96.6%	98.6%

Cost of services decreased $6.1 million and $4.5 million during 2014 and 2013, respectively. The decreases during 2014 and 2013 were primarily due to a decline in salaries and benefits expense resulting from headcount reduction.

Cost of Application Services - Covisint

Cost of application services consists primarily of personnel-related costs of providing application services, including billable and technical staff, subcontractors and sales personnel net of the amounts capitalized for development of internal use software.

Cost of application services incurred and capitalized are presented in the table below (in thousands):

	Year Ended March 31,			Period-to-Period Change
	2014	2013	2012	2013 to 2014	2012 to 2013

Cost of application services incurred	$122,835	$95,619	$80,250	28.5%	19.2%

Capitalized internal software costs	(5,680)	(12,321)	(7,866)	53.9	(56.6)

Cost of application services expensed	$117,155	$83,298	$72,384	40.6%	15.1%

Percentage of application services fees	120.6%	91.8%	98.2%

See “Application Services” for a discussion of the associated costs.

Capitalization of internally developed software costs decreased $6.6 million during 2014 and increased $4.4 million during 2013. The decrease in 2014 is a result of changes to the agile delivery methodology for our platform enhancements, which has resulted in significantly shorter development cycles thereby reducing our capitalized costs. Capitalized internal software costs increased during 2013, as we continued to invest in enhancements and additional functionality for the platform.

Technology Development and Support

Technology development and support includes, primarily, the costs of programming personnel associated with development and support of our products and our hosted software network less the amount of capitalized internal software costs during the reporting period. Also included are personnel costs associated with developing and maintaining internal systems and hardware/software costs required to support all technology initiatives.

Technology development and support costs incurred and capitalized are presented in the table below (in thousands):

	Year Ended March 31,			Period-to-Period Change
	2014	2013	2012	2013 to 2014	2012 to 2013

Technology development and support costs incurred	$103,844	$113,017	$108,355	(8.1)%	4.3%

Capitalized software costs	(17,663)	(17,661)	(14,122)	(0.0)	(25.1)

Technology development and support costs expensed	$86,181	$95,356	$94,233	(9.6)%	1.2%

Technology development and support costs expensed as a percentage of software revenue	13.8%	15.1%	15.7%

Technology development and support decreased $9.2 million before capitalized software costs during 2014 due primarily to a decrease in salary and benefits resulting from headcount reductions associated with our restructuring initiatives.

Technology development and support increased $4.7 million before capitalized software costs during 2013 due primarily to higher compensation and benefits costs related to the hiring of developers and customer support personnel to support the growth of the APM segment, including those hired through the dynaTrace acquisition in the second quarter of 2012. To a lesser extent, higher software maintenance costs also contributed to the increase in technology development and support costs. The increase in costs was partially offset by a reduction in bonus expense resulting from lower company-wide bonus attainment.

Technology development and support as a percentage of software revenue decreased for both 2014 and 2013. During 2014 the decrease was a result of reductions in internal information systems headcount which proportionately exceeded the decrease in software solutions revenue. During 2013 the increase was a result of additional investment in our products and technology which proportionately exceeded the increase in software revenue.

The capitalized software cost remained consistent during 2014. The fluctuations in capitalized internal software costs during 2013 relate primarily to the timing of projects that were in the technological feasibility phase of development. The $3.5 million increase in capitalized software costs during 2013 was primarily related to additional capitalization of costs for APM SaaS and Mainframe projects during 2013.

Sales and Marketing

Sales and marketing costs consist primarily of personnel related costs associated with product sales, sales support and marketing for our product offerings.

Sales and marketing costs are presented in the table below (in thousands):

	Year Ended March 31,			Period-to-Period Change
	2014	2013	2012	2013 to 2014	2012 to 2013

Sales and marketing costs	$216,115	$220,714	$242,211	(2.1)%	(8.9)%

Percentage of software revenue	34.7%	34.9%	35.1%

Sales and marketing costs decreased $4.6 million during 2014 due to decreased compensation and travel expenses associated with headcount reductions related to our restructuring initiatives. These decreases were partially offset by an increase in bonus expense due to our increase in earnings.

Sales and marketing costs decreased $21.5 million during 2013 due to decreased compensation and travel expense related to lower bonus and commissions associated with the declines in revenue and earnings as well as headcount reductions, primarily in Europe. Additionally, advertising expense declined from the prior year due to lower costs related to a significant marketing agreement. Sales and marketing costs as a percentage of software revenue remained consistent with the prior year.

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

Administrative and general expenses are presented in the table below (in thousands):

	Year Ended March 31,			Period-to-Period Change
	2014	2013	2012	2013 to 2014	2012 to 2013

Administrative and general expenses	$134,695	$153,733	$154,366	(12.4)%	(0.4)%

Administrative and general costs decreased $19.0 million during 2014 due primarily to a decrease in salaries and benefits expense associated with our restructuring activities. Other decreases associated with our restructuring including decreases in rent, contributions, depreciation, travel and corporate advertising were offset by increases primarily associated with bonuses and consulting fees related to shareholder activities, our transformation, and the divestiture of the Changepoint, Professional Services and Uniface business segments.

On May 22, 2014, we announced our intention to begin exploring the strategic separation of our APM and Mainframe business segments.  This strategic exploration will require the use of outside consultants and advisors, the cost of which is not currently known.

Administrative and general costs decreased $633,000 during 2013 due primarily to a decline in bonus expense resulting from lower company-wide bonus attainment. The decline was partially offset by increased salary and benefits expense related to a post-retirement consulting agreement executed during 2013, asset impairment charges and advisory fees related to certain shareholder activities.

Restructuring Charge

As part of our announced plan to increase shareholder value, we are implementing significant cost reduction actions with the intention to eliminate approximately $110 million to $120 million of administrative and general and non-core operational costs over the next two years. On January 23, 2014, the Company announced the final phase of this cost reduction plan which includes additional reductions in the global workforce across all general, administrative and shared services divisions of the Company, along with the early termination of certain operating leases and the closing or reductions in size of office facilities worldwide.  These cost reduction efforts, which are expected to be substantially completed by the end of fiscal 2015, are expected to result in cumulative restructuring charges of $50 million to $60 million.  Substantially all of the remaining estimated charges will result in future cash expenditures.

The Company recorded a restructuring charge in continuing operations of approximately $12.0 million and $15.8 million during 2014 and 2013, respectively, for the costs associated with these reductions. Of the total amount approximately $21.1 million was related to severance costs for 215 terminated employees and $4.7 million was related to lease abandonment costs.

There were no restructuring actions taken during 2012. See note 9 of the consolidated financial statements included in this report for more details regarding our restructuring plan.

OTHER INCOME (EXPENSE)

Other income (expense), net consists primarily of interest income realized from our cash and cash equivalents, interest earned on our financing receivables, our share of the income or loss from our investments in partially owned companies and interest expense primarily associated with our long-term debt.

Other income (expense) is presented in the table below (in thousands):

	Year Ended March 31,			Period-to-Period Change
	2014	2013	2012	2013 to 2014	2012 to 2013

Interest income	$1,948	$2,010	$3,684	(3.1)%	(45.4)%
Interest expense	(1,104)	(1,856)	(3,161)	40.5	41.3
Other	2,444	(1,324)	1,110	284.6	(219.3)
Other income (expense)	$3,288	$(1,170)	$1,633	381.0%	(171.6)%

Interest income remained consistent between 2014 and 2013. The decline in interest income for 2013 was primarily due to the reduction in cash and cash equivalents resulting from cash used to purchase dynaTrace in 2012, repayments on our outstanding debt, our share repurchases and, to a lesser extent, a decline in interest income related to our installment receivables.

The decrease in interest expense for 2014 is related to the reduction in borrowings under the line of credit. The average outstanding debt balance during 2014 was approximately $6.9 million as compared to approximately $50 million during 2013.

The decrease in interest expense for 2013 was related to interest on borrowings under the line of credit. Borrowings were incurred primarily to fund a portion of the dynaTrace acquisition during the second quarter of 2012 and to continue the share repurchase program. The average outstanding debt balance during 2013 was approximately $50 million as compared to approximately $84 million during 2012.

The increase in other income was the result of the reversal of previously expensed stock compensation related to the termination for “Cause” of a post-retirement consulting contract with a former executive of the Company, offset, in part, by expense accruals related to the pending dispute associated with this contract termination.

The decline in other for 2013 was primarily related to a $1.7 million loss recognized on our investments in start-up companies (see note 7 of the consolidated financial statements included in this report for additional information).

INCOME TAXES

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements and net operating loss and credit carryforwards.

The income tax provision and effective tax rate are presented in the table below (in thousands):

	Year Ended March 31,			Period-to-Period Change
	2014	2013	2012	2013 to 2014	2012 to 2013

Income tax provision	$12,944	$15,917	$22,005	(18.7)%	(27.7)%

Effective tax rate	25.3%	38.6%	25.8%

The Company’s effective tax rate was 25.3%, 38.6% and 25.8% for fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

The effective tax rate for fiscal 2014 was impacted primarily by the following favorable items:  (i) the U.S. Research & Experimentation tax credit; (ii) the domestic production deduction; (iii) the recording of a benefit related to stock compensation as a result of a change in our expectation regarding the tax deductibility of compensation for a certain officer; (iv) the enactment of new tax legislation in Mexico; and (v) cash repatriation from Brazil.  These favorable items were partially offset by the increase in a valuation allowance related to the Brownfield Redevelopment tax credit. As a result of the divestiture of our Changepoint, Professional Services and Uniface business segments, the tax credits expected to be used prior to the divestiture have decreased primarily due to a reduction in projected taxable income sourced to the State of Michigan. This increase to the valuation allowance was required to be reported in continuing operations.

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

See note 14 of the consolidated financial statements included in this report for additional information regarding the difference between our effective tax rate and the statutory rate for 2014, 2013 and 2012.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 1 of the consolidated financial statements included in this report contains a summary of our significant accounting policies.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and shareholder’s equity and the disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on facts and circumstances existing at March 31, 2014. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain.

Revenue Recognition – We generate revenue from licensing software products; providing maintenance and support services for those products; providing hosted software; and rendering software related and application services.

We sometimes enter into arrangements that include both software related deliverables (licensed software products, maintenance services or software related services) and non-software deliverables (hosted software or application services). Our hosted software and application services do not qualify as software deliverables because our license grant does not allow the customer the right or capability to take possession of the software. For arrangements that contain both software and non-software deliverables, in accordance with ASC 605 “Revenue Recognition,” we allocate the arrangement consideration to the non-software deliverables as a group, and to the software deliverables as a group (the “Deliverable Groups”). We determine the selling price to allocate the arrangement consideration to the Deliverable Groups based on the following hierarchy of evidence: vendor specific objective evidence of selling price (“VSOE,” meaning price when sold separately) if available; third-party evidence of selling price if VSOE is not available; or best estimated selling price if neither VSOE nor third-party evidence is available. We currently are unable to establish VSOE or third-party evidence of selling price for either our software related deliverables or our non-software deliverables as a group. Therefore, the best estimate of selling price for each Deliverable Group is determined primarily by considering various factors, including, but not limited to stated renewal rates in a contract, if any, the historical selling price of these deliverables in similar stand-alone transactions and pricing practices. Total arrangement consideration is then allocated on the basis of the Deliverable Group’s relative selling price.

Once we have allocated the arrangement consideration between the Deliverable Groups, we recognize revenue as described below in the respective software license fees, maintenance fees, subscription fees, services fees and application services fees sections.

In order for a transaction to be eligible for revenue recognition, the following revenue criteria must be met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. We evaluate collectability based on past customer history, external credit ratings and payment terms within various customer agreements.

Software License Fees – We license software products using both perpetual and term (time-based) licenses and provide maintenance services and software related services. Our software related services do not require significant production, modification or customization of the licensed software product.

Assuming all revenue recognition criteria are met, perpetual license fee revenue is recognized using the residual method, under which the fair value, based on VSOE, of all undelivered elements of the agreement (i.e., maintenance and software related services) is deferred. VSOE is based on rates charged for maintenance and services when sold separately. The remaining portion of the fee is recognized as license fee revenue upon delivery of the products. Based on market conditions, we periodically change pricing methodologies for license, maintenance and software related services. Changes in rates charged for stand-alone maintenance and software related services could have an impact on how bundled revenue agreements are characterized as license, maintenance or software related services or have an effect on the timing of revenue recognition in the future. Pricing modifications, if any, made during the years covered by this report have not had a significant impact on the timing or characterization of revenue recognized.

For revenue arrangements where there is a lack of VSOE for any undelivered elements, license fee revenue is deferred and recognized upon delivery of those elements or when VSOE can be established. However, when maintenance or software related services are the only undelivered elements, the license fee revenue is recognized on a ratable basis over the longer of the maintenance term or the period the software related services are expected to be performed. Such transactions include time-based licenses and certain unlimited capacity licenses, as we have not established VSOE for the undelivered elements in these arrangements. In order to comply with SEC Regulation S-X, Rule 5-03(b), which requires product, services and other categories of revenue to be displayed separately on the income statement, we separate the license fee, maintenance fee and software related services fee associated with these types of arrangements based on its determination of fair value. We apply VSOE for maintenance related to perpetual license transactions and stand-alone software related services arrangements as a reasonable and consistent approximation of fair value to separate license fee, maintenance fee and software related services fee revenue for income statement classification purposes.

We offer flexibility to our customers purchasing licenses for their products and related maintenance. Terms of these transactions range from standard perpetual license sales that include one year of maintenance to multi-year (generally two to five years), multi-product contracts. The Company allows deferred payment terms with installments collectable over the term of the contract. Based on our successful collection history for deferred payments, license fees (net of any financing fees) are generally recognized as revenue as discussed above. In certain transactions where it cannot be concluded that the fee is fixed or determinable due to the nature of the deferred payment terms, we recognize revenue as payments become due. Financing fees are recognized as interest income over the term of the related receivable.

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

Services Fees – We offer implementation, consulting, and training services in tandem with our software solutions. Our services fees are generally based on hourly or daily rates. Revenues from services are recognized in the period the services are performed provided that collection of the related receivable is reasonably assured. For development services rendered under fixed-price contracts, revenues are recognized using the proportional performance method and if it is determined that costs will exceed revenue, the expected loss is recorded at the time the loss becomes apparent.

Application Services Fees – Our application services fees consist of revenue related to our Covisint on-demand software including associated services. The arrangements do not provide customers the right to take possession of the software at any time, nor do the arrangements contain rights of return. Many of our application services fee contracts include a services project fee and a recurring fee for ongoing PaaS operations. Certain services related to these projects have stand-alone value (e.g., other vendors provide similar services) and qualify as a separate unit of accounting. Services that have stand-alone value are recognized as delivered. For those services that do not have stand-alone value, the revenue is deferred and recognized over the longer of the committed term of the subscription agreement (generally one to five years) or the expected period over which the customer will receive benefit (generally five years). For services projects rendered under fixed-price contracts, revenues are recognized using the proportional performance method and if it is determined that costs will exceed revenue, the expected loss is recorded at the time the loss becomes apparent. The recurring fees are recognized ratably over the applicable service period.

Unforeseen events that result in additional time or costs being required to complete fixed-price projects associated with either software related services or application services could affect the timing of revenue recognition for the balance of the project as well as margins going forward, and could have a negative effect on our results of operations.

Long-lived assets - We follow the guidance of ASC 360-10, “Property, Plant and Equipment” to assess potential impairment losses on long-lived assets used in operations.  A long-lived asset, or group of assets, to be held and used in the business are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. A long-lived asset group that is not held for sale is considered to be impaired when the asset group is not recoverable, that is when the undiscounted net cash flows expected to be generated by the asset group is less than its carrying amount and the carrying amount of the asset group exceeds its fair value.  We review long-lived assets for impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities.  Certain long-lived assets do not have identifiable cash flows that are largely independent, and in those circumstances, the asset group for that long-lived asset includes all assets and liabilities of the company.

As part of our announced transformation plan, during the fourth quarter of 2014, we began to consider various strategic alternatives for certain long-lived assets, which indicated their carrying amount may not be recoverable.  We, therefore, performed a recoverability test for certain long-lived asset groups currently held and used.  The recoverability test indicated that the associated long-lived asset group was not impaired.  While we believe our judgments and assumptions are reasonable, a change in facts or assumptions underlying certain estimates and judgments made as part of our recoverability test, including the decision to sell certain assets within the asset group, could result in a substantial impairment and would have a negative effect on our results of operations.

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

The performance test involves a two-step process. Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We measure the fair value of our APM and Mainframe and other intangible assets using an estimate of the related discounted cash flow and market comparable valuations, where appropriate. We measure the fair value of our Covisint reporting unit based on the market value for the Covisint shares as of March 31, 2014. The discounted cash flow model uses significant assumptions, including projected future cash flows, the discount rate reflecting the risk inherent in future cash flows, and a terminal growth rate. The key assumptions in the market comparable value analysis are peer group and comparable transactions selection and application of this information to the respective reporting unit. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform Step 2 of the goodwill impairment test to determine the amount of impairment loss by comparing the implied fair value of the respective reporting unit’s goodwill with the carrying amount of that goodwill. Under such evaluation, if the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the impairment loss is recognized as an operating expense in an amount equal to that excess. There is a high degree of judgment regarding management’s forecast for the reporting units as market developments for both customers and competitors can affect actual results. There can also be uncertainty regarding management’s selection of peer companies and comparable transactions as an exact match of peer companies is unlikely to exist.

Application of the goodwill and other intangibles impairment test requires judgment, including the assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow model in combination with a market approach. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, estimation of market interest rates, determination of our weighted average cost of capital and selection and application of peer group information.

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

The events and circumstances that could affect our key assumptions in the analysis of fair value in the future include the following:

•	Our ability to achieve sales productivity at a level to achieve the profitability in the forecast period.

•	Our ability to hire and retain sales, technology and management personnel.

•	Future negative changes in the global economy.

•	Increased competition and pricing pressures.

The fair value of our APM, Mainframe and Covisint reporting units were substantially in excess of each unit’s respective carrying value as of March 31, 2014.

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

Stock-Based Compensation - We measure compensation expense for stock awards in accordance with ASC 718-10 “Share-Based Payment.” Stock award compensation costs, net of an estimated forfeiture rate, are recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to five years. For stock awards which vest more quickly than a straight-line basis, additional expense is taken in the early year(s) to ensure the expense is commensurate with the vest schedule. During fiscal 2014, the weighted-average forfeiture rate for options and awards granted was 5.1%.

The fair value of stock options was estimated at the grant date using a Black-Scholes option pricing model with the following average assumptions for fiscal 2014: risk-free interest rate – 1.67%, volatility factor – 39.11%, expected option life – 6.2 years and dividend yield – 4.46%. The weighted average grant date fair value of option shares granted in fiscal 2014 was $2.63 per option share. For more information related to these assumptions, see notes 1 and 18 to the consolidated financial statements included in this report.

In addition to the assumptions above, we estimate the expected pre-vesting award forfeiture rate and assess the probability that performance conditions that affect the vesting of certain awards will be achieved and take expense only for the awards expected to vest. If future events impact either the assumptions included in the Black-Scholes option pricing model or our pre-vesting forfeiture rate, future stock-based compensation expense could be materially different from the expense we have recorded in the current period.

Other – Other accounting policies, although not generally subject to the same level of estimation as those discussed above, are nonetheless important to an understanding of the financial statements. Many assets, liabilities, revenue and expenses require some degree of estimation or judgment in determining the appropriate accounting.

Liquidity and Capital Resources

As of March 31, 2014, 2013 and 2012, cash and cash equivalents and investments totaled approximately $300.1 million, $89.9 million and $99.2 million, respectively.

Fiscal 2014 compared to Fiscal 2013

Net cash provided by operating activities

Net cash provided by operating activities during 2014 was $161.5 million, an increase of $29.1 million from 2013.  The increase was primarily due to a $19.5 million increase in cash collected from customers consistent with the decline in accounts receivable with revenue being primarily consistent with 2013, and a decline of $46.9 million in cash paid to employees due to the restructuring actions we took during 2014.  The increase was partially offset by a $29.9 million increase in cash paid for income taxes and an increase of $6.7 million in cash paid to suppliers.

The majority of the increase in cash collected from customers relates to runoff of the accounts receivable related to the divestiture of our Changepoint, Professional Services and Uniface business segments.  We expect cash flows from operations to decline in 2015 due to the impact of this runoff as well as due to taxes that will be paid in 2015 associated with the gain on the divestiture.

The consolidated statements of cash flows included in this report compute net cash from operating activities using the indirect cash flow method.  Therefore, non-cash adjustments and net changes in assets and liabilities (net of effects from acquisitions and currency fluctuations) are adjusted from net income to derive net cash from operating activities.

Additionally, the impact of the net decrease in accounts receivable as compared to the prior year was $39.2 million and primarily related to the reduction in revenue from large software license deals and the timing of billings from multi-year product arrangements for 2014 as compared to 2013. The impact of the net increase in deferred revenue was $94.7 million and primarily related to growth in the APM business segment during 2014 as compared to 2013. The impact of the net decrease in accounts payable and accrued expenses as compared to the prior year was $3.2 million and primarily related to the reduction in headcount attributable to our restructuring program for 2014 as compared to 2013.

We believe our existing cash resources, including our line of credit and cash flow from operations, will be sufficient to meet our short-term and long-term liquidity requirements, including the liquidity needed to fund the planned quarterly dividends.

Net cash provided by (used in) investing activities

Net cash provided by investing activities totaled $76.4 million, which represents an increase of $131.7 million from 2013.  The increase is primarily due to the $112.0 million in cash provided by the divestiture of the Changepoint, Professional Services and Uniface business segments, and to a lesser extent, a decrease of $17.1 million in cash used for property, equipment and capitalized software.

We will continue to evaluate business acquisition opportunities that fit our strategic plans. If the cash consideration for a future acquisition or combination of acquisitions were to exceed our operating cash balance resources, we would likely utilize our credit facility again and may need to seek additional financing.

Net cash used in financing activities

Net cash used in financing activities during 2014 was $27.4 million, which represents a decrease of $55.8 million from the cash used in financing activities in 2013.

The change was primarily due to the $68.4 million of net proceeds from the Covisint IPO, and the decline of $72.0 million in repurchases of common stock, offset in part, by dividend payments of $108.2 million and to a lesser extent by a decline in net payments on the credit facility and increased proceeds from the exercise of employee stock awards.

Since May 2003, the Board of Directors has authorized the Company to repurchase a total of $1.7 billion of our common stock under a discretionary stock repurchase plan, and most recently on February 7, 2008 when it authorized the repurchase of up to $750.0 million of our common stock. As of March 31, 2014 approximately $139.5 million remains authorized for future purchases.

Purchases of common stock may occur on the open market, or through negotiated or block transactions based upon market and business conditions, subject to applicable legal limitations. Typically, the maximum amount of repurchase activity under the repurchase plan is limited on a daily basis to 25% of the average trading volume of our common stock for the previous four week period. In addition, no purchases are made during our self-imposed trading black-out periods in which the Company and our insiders are prohibited from trading in our common shares. Our standard quarterly black-out period commences 10 business days prior to the end of each quarter and terminates one full market day following the public release of our operating results for the period. We reserve the right to change the timing and volume of our repurchases at any time without notice.  During 2014, we repurchased approximately 300,000 shares of our common stock at an average price of $11.77 per share for a total cost of $3.5 million under the 10b5-1 program.

In May 2014, we announced intentions to implement a significant capital return program after the Tax-Free Distribution of our remaining Covisint shares and optimization of our balance sheet.  In preparation for this program, we expect to modify our existing credit facility or to enter into alternative financing arrangements as the terms of our current credit facility will not accommodate these actions.  The form and timing of any capital return program, if it occurs at all, have not yet been determined, are solely within our Board’s discretion and are subject to, among other factors, prevailing business conditions, applicable legal and contractual restrictions on repurchases, the availability of capital resources and our other investment opportunities.

The Company has an unsecured revolving credit agreement (the “credit facility”) with Comerica Bank and other lenders to provide leverage for the Company if needed. Refer to note 10 of the consolidated financial statements included in this report for additional information related to the credit facility.

Fiscal 2013 compared to Fiscal 2012

Net cash provided by operating activities

Net cash provided by operating activities during 2013 was $132.4 million, a decrease of $47.2 million from 2012. The decrease was primarily due to an $80.9 million decline in cash collected from customers consistent with the decline in revenue as compared to the prior year and was partially offset by a decline in cash paid for income taxes of $20.9 million, a decline in cash paid to employees of $9.3 million resulting from headcount reductions and a decline in cash paid to suppliers of $5.2 million primarily related to fewer subcontractors.

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

Net cash provided by (used) in investing activities

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

The change was primarily due to a $61.2 million increase in repurchases of common stock, a $37.4 million reduction in proceeds from borrowings and a $34.6 million increase in payments on borrowings partially offset by a $12.3 million increase in net proceeds from exercise of stock awards during 2013. The proceeds from borrowings during 2012 were used to fund the dynaTrace acquisition. The proceeds from borrowings during 2013 were used to fund our repurchases of common stock.

Recently Issued Accounting Pronouncements

See note 1 of the consolidated financial statements included in this report for recently issued accounting pronouncements that could affect the Company.

Contractual Obligations

The following table summarizes our payments under contractual obligations as of March 31, 2014 (in thousands):

	Payment Due by Period as of March 31,
	Total	2015	2016	2017	2018	2019	Thereafter
Contractual obligations:
Operating leases	$244,213	$14,186	$10,742	$9,570	$8,251	$6,917	$194,547
Other	4,870	3,420	400	150	150	150	600
Total	$249,083	$17,606	$11,142	$9,720	$8,401	$7,067	$195,147

”Other” includes commitments under various advertising and charitable contribution agreements totaling approximately $3.5 million and $1.4 million, respectively, at March 31, 2014. There are no long term debt obligations, long term capital lease obligations or purchase obligations.

We anticipate tax settlements of $8.5 million with certain taxing authorities, none of which is expected to be settled in the upcoming twelve months (as discussed in note 14 of the consolidated financial statements included in this report). We are not able to reasonably estimate in which future periods the $8.5 million will ultimately be settled. These settlements are not included in the Contractual Obligations table above.

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

Our investment portfolio consists of cash investments that have a cost basis and fair value totaling $300.1 million as of March 31, 2014. The average interest rate and average tax equivalent interest rate were both 0.2% as of March 31, 2014. None of our current investments mature beyond three months.

We offer financing arrangements with installment payment terms in connection with our multi-year software sales. Installment accounts are generally receivable over a two to five year period. As of March 31, 2014, non-current accounts receivable amounted to $168.9 million, of which approximately $110.5 million, $40.9 million, $13.7 million, $3.4 million and $333,000 are due in fiscal 2016 through fiscal 2020, respectively. The fair value of non-current accounts receivable is estimated by discounting the future cash flows using the current rate at which the Company would finance a similar transaction. At March 31, 2014, the fair value of such receivables is approximately $169.3 million. Each 100 basis point increase in interest rates would have an associated $262,000 negative impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2014. Each 100 basis point decrease in interest rates would have an associated $268,000 positive impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2014. At March 31, 2013, the fair value of such receivables was approximately $175.6 million. Each 100 basis point increase in interest rates would have had an associated $547,000 negative impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2013. Each 100 basis point decrease in interest rates would have had an associated $558,000 positive impact on the fair value of non-current accounts receivable based on the balance of such receivables at March 31, 2013. A change in interest rates will have no impact on cash flows or net income associated with non-current accounts receivable.

Foreign Currency Risk

We are exposed to foreign exchange rate risks related to assets and liabilities that are denominated in non-local currency and current inter-company balances due to and from our foreign subsidiaries. We enter into foreign exchange forward contracts to sell or buy currencies with the intent of mitigating foreign exchange rate risks related to these balances. We do not currently hedge currency risk related to anticipated revenue or expenses denominated in foreign currency. All foreign exchange derivatives are recognized on the consolidated balance sheets at fair value (see note 4 of the consolidated financial statements included in this report). Gains and losses on foreign exchange forward contracts are recognized in income, offsetting foreign exchange gains or losses on the foreign balances being hedged.

At March 31, 2014, we performed a sensitivity analysis to assess the potential loss that a 10% positive or negative change in foreign currency exchange rates would have on our income from operations. Based upon the analysis performed, we believe such a change would not materially affect our consolidated financial position, results of operations or cash flows.

The table below provides information about our foreign exchange forward contracts at March 31, 2014. The table presents the value of the contracts in U.S. dollars at the contract maturity date and the fair value of the contracts at March 31, 2014 (dollars in thousands):

				Forward
				Position in	Fair Value at
	Contract date	Maturity date	Contract Rate	U.S. Dollars	March 31, 2014
Forward Sales
Australia Dollar	March 31, 2014	April 30, 2014	0.9188	$1,188	$1,204
Mexico Peso	March 31, 2014	April 30, 2014	13.0980	1,892	1,986
				$3,080	$3,190

Forward Purchases
Danish Krone	March 31, 2014	April 30, 2014	5.4000	$1,998	$1,983
Euro Dollar	March 31, 2014	April 30, 2014	0.7240	10,348	10,293
Hong Kong Dollar	March 31, 2014	April 30, 2014	7.7545	1,161	1,160
Poland Zloty	March 31, 2014	April 30, 2014	3.0180	3,074	3,058
Pounds Sterling	March 31, 2014	April 30, 2014	0.6000	4,165	4,166
Swedish Krone	March 31, 2014	April 30, 2014	6.5149	1,128	1,144
Singapore Dollar	March 31, 2014	April 30, 2014	1.2540	1,657	1,650
Swiss Francs	March 31, 2014	April 30, 2014	0.8809	570	565
				$24,101	$24,019

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Compuware Corporation
Detroit, Michigan

We have audited the accompanying consolidated balance sheets of Compuware Corporation and subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Compuware Corporation and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Detroit, Michigan
May 30, 2014

COMPUWARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2014 AND 2013
(In Thousands, Except Share Data)

ASSETS	Notes	2014	2013

CURRENT ASSETS:
Cash and cash equivalents		$300,059	$89,873
Accounts receivable, net		385,232	424,587
Deferred tax asset, net	14	35,871	37,618
Income taxes refundable		4,161	4,951
Prepaid expenses and other current assets		27,231	36,210
Total current assets		752,554	593,239

PROPERTY AND EQUIPMENT, LESS ACCUMULATED	3, 6
DEPRECIATION AND AMORTIZATION		287,013	302,492

CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	3, 8	98,762	116,663

OTHER:
Accounts receivable		168,875	174,891
Goodwill	3, 8	648,546	722,042
Deferred tax asset, net	14	16,514	31,754
Other assets	7	24,845	32,201
Total other assets		858,780	960,888

TOTAL ASSETS		$1,997,109	$1,973,282

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable		$14,251	$18,717
Accrued expenses		76,284	74,343
Accrued bonuses and commissions		31,168	29,651
Income taxes payable		33,093	14,507
Deferred revenue		382,558	417,862
Total current liabilities		537,354	555,080

LONG TERM DEBT	10	-	18,000

DEFERRED REVENUE		302,565	310,453

ACCRUED EXPENSES		19,765	27,873

DEFERRED TAX LIABILITY, NET	14	36,391	63,650
Total liabilities		896,075	975,056

COMMITMENTS AND CONTINGENCIES	17

SHAREHOLDERS' EQUITY:
Preferred stock, no par value - authorized 5,000,000 shares, none issued and outstanding in 2014 and 2013	11
Common stock, $.01 par value - authorized 1,600,000,000 shares; issued and outstanding 219,340,085 and 213,218,048 shares in 2014 and 2013, respectively	11, 18	2,193	2,132
Additional paid-in capital		828,264	713,580
Retained earnings		257,236	301,298
Accumulated other comprehensive loss		(6,915)	(18,784)
Total Compuware shareholders' equity		1,080,778	998,226
Non-controlling interest		20,256	-
Total shareholders' equity		1,101,034	998,226

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$1,997,109	$1,973,282

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2014, 2013 and 2012
(In Thousands, Except Per Share Data)

	Notes	2014	2013	2012
REVENUES:
Software license fees		$159,197	$159,093	$195,751
Maintenance fees		353,374	361,359	380,968
Subscription fees		80,857	79,862	76,246
Services fees		30,193	32,896	36,795
Application services fees		97,135	90,694	73,731

Total revenues		720,756	723,904	763,491

OPERATING EXPENSES:
Cost of software license fees		20,310	18,986	16,391
Cost of maintenance fees		28,387	31,621	34,715
Cost of subscription fees		32,406	30,264	29,102
Cost of services		25,662	31,777	36,276
Cost of application services		117,155	83,298	72,384
Technology development and support		86,181	95,356	94,233
Sales and marketing		216,115	220,714	242,211
Administrative and general		134,695	153,733	154,366
Restructuring costs	9	11,990	15,751	-

Total operating expenses		672,901	681,500	679,678

INCOME FROM CONTINUING OPERATIONS		47,855	42,404	83,813

OTHER INCOME (EXPENSE)
Interest expense		(1,104)	(1,856)	(3,161)
Interest income		1,948	2,010	3,684
Other, net	7	2,444	(1,324)	1,110

Other income (expense), net		3,288	(1,170)	1,633

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION		51,143	41,234	85,446

INCOME TAX PROVISION - CONTINUING OPERATIONS	14	12,944	15,917	22,005

INCOME FROM CONTINUING OPERATIONS INCLUDING NON-CONTROLLING INTEREST		38,199	25,317	63,441

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	2	29,926	(42,568)	24,930

NET INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST		68,125	(17,251)	88,371

Less: Net loss attributable to the non-controlling interest in Covisint Corporation		(3,458)	-	-

NET INCOME (LOSS) ATTRIBUTABLE TO COMPUWARE CORPORATION		$71,583	$(17,251)	$88,371

Basic earnings (loss) per share
Continuing operations		0.19	0.12	0.29
Discontinued operations		0.14	(0.20)	0.11
Net income (loss) attributable to Compuware Corporation common shareholders	13	$0.33	$(0.08)	$0.40

Diluted earnings (loss) per share
Continuing operations		0.19	0.12	0.29
Discontinued operations		0.13	(0.20)	0.11
Net income (loss) attributable to Compuware Corporation common shareholders	13	$0.32	$(0.08)	$0.40

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 31, 2014, 2013 and 2012
(In Thousands)

	2014	2013	2012

NET INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	$68,125	$(17,251)	$88,371

OTHER COMPREHENSIVE INCOME (LOSS) BEFORE TAX
Foreign currency translation adjustments	15,574	(10,473)	(19,231)

TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	3,705	(2,239)	(9,422)

OTHER COMPREHENSIVE INCOME (LOSS),NET OF TAX	11,869	(8,234)	(9,809)

COMPREHENSIVE INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	79,994	(25,485)	78,562

Less: Net loss attributable to the non-controlling interest in Covisint Corp.	(3,458)	-	-

Less: Other comprehensive loss attributable to the non-controlling interest in Covisint Corporation, net of tax	(6)	-	-

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPUWARE CORPORATION	$83,458	$(25,485)	$78,562

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED MARCH 31, 2014, 2013 and 2012
(In Thousands, Except Share Data)

					Accumulated	Total
			Additional		Other	Compuware		Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’	Non-controlling	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Equity
BALANCE AT APRIL 1, 2011	217,720,539	$2,177	$654,109	$297,067	$(741)	$952,612	$-	$952,612
Net income				88,371		88,371		88,371
Foreign currency translation, net of tax					(9,809)	(9,809)		(9,809)
Issuance of common stock and related tax benefit	351,496	4	2,807			2,811		2,811
Repurchase of common stock	(2,407,655)	(24)	(7,500)	(13,030)		(20,554)		(20,554)
Exercise/release of employee stock awards and related tax benefit (Note 18)	1,841,939	18	11,764			11,782		11,782
Stock awards compensation			24,724			24,724		24,724
BALANCE AT MARCH 31, 2012	217,506,319	2,175	685,904	372,408	(10,550)	1,049,937	-	1,049,937
Net income				(17,251)		(17,251)		(17,251)
Foreign currency translation, net of tax					(8,234)	(8,234)		(8,234)
Issuance of common stock	295,478	3	2,768			2,771		2,771
Repurchase of common stock	(8,760,412)	(88)	(28,169)	(53,859)		(82,116)		(82,116)
Exercise/release of employee stock awards and related tax benefit (Note 18)	4,176,663	42	21,400			21,442		21,442
Stock awards compensation			31,677			31,677		31,677
BALANCE AT MARCH 31, 2013	213,218,048	2,132	713,580	301,298	(18,784)	998,226	-	998,226
Net income (loss)				71,583		71,583	(3,458)	68,125
Foreign currency translation, net of tax					11,869	11,869	(6)	11,863
Cash dividends declared ($0.50 per share)			1,045	(109,216)		(108,171)		(108,171)
Impact of equity transactions of non-controlling interest			(10,589)			(10,589)	10,589	-
Issuance of common stock	242,060	2	2,527			2,529		2,529
Issuance of Covisint common stock			53,191			53,191	13,131	66,322
Repurchase of common stock	(300,000)	(3)	(2,900)	(6,429)		(9,332)		(9,332)
Exercise/release of employee stock awards and related tax benefit (Note 18)	6,179,977	62	36,033			36,095		36,095
Stock awards compensation and other, net			35,377			35,377		35,377
BALANCE AT MARCH 31, 2014	219,340,085	$2,193	$828,264	$257,236	$(6,915)	$1,080,778	$20,256	$1,101,034

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2014, 2013 and 2012
(In Thousands)

	2014	2013	2012
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss) including non-controlling interest	$68,125	$(17,251)	$88,371
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and amortization	63,427	65,919	60,551
Goodwill impairment	-	71,840	-
Gain on divestiture of business segments	(34,195)	-	-
Stock award compensation	40,881	31,677	24,724
Deferred income taxes	(14,112)	(8,724)	25,531
Other	(4,593)	3,520	323
Net change in assets and liabilities, net of effects from acquisitions, divestitures and currency fluctuations:
Accounts receivable	10,900	50,131	18,852
Prepaid expenses and other assets	9,121	8,359	(3,831)
Accounts payable and accrued expenses	(9,450)	(12,611)	11,566
Deferred revenue	15,837	(78,869)	(31,619)
Income taxes	15,585	18,421	(14,827)
Net cash provided by operating activities	161,526	132,412	179,641

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of:
Businesses, net of cash acquired	-	-	(249,337)
Property and equipment	(15,535)	(24,274)	(19,266)
Capitalized software	(23,443)	(31,797)	(27,436)
Net proceeds from divestiture of business segments	112,000	-	-
Other	3,418	812	(900)
Net cash provided by (used in) investing activities	76,440	(55,259)	(296,939)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings on credit facility	51,000	142,800	180,200
Payments on credit facility	(69,000)	(169,800)	(135,200)
Net proceeds from exercise of stock awards including excess tax benefits	39,012	23,419	11,151
Employee contribution to common stock purchase plans	2,401	2,804	2,824
Repurchase of common stock	(9,712)	(81,741)	(20,554)
Dividends	(108,171)	-	-
Covisint IPO proceeds	68,448	-	-
Other	(1,412)	(714)	-
Net cash provided by (used in) financing activities	(27,434)	(83,232)	38,421

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(346)	(3,228)	(2,187)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	210,186	(9,307)	(81,064)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	89,873	99,180	180,244

CASH AND CASH EQUIVALENTS AT END OF YEAR	$300,059	$89,873	$99,180

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Cashless exercise of stock options	$-	$1,177	$4,802

See notes to consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2014, 2013 and 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Compuware Corporation (the “Company”, “Compuware”, “we”, “our” and “us”) is a leading provider of software and supporting services in three business segments: (1) Application Performance Management (“APM”); (2) Mainframe Productivity and Performance (“MF”); and (3) Application Services (“Covisint” or “AS”). The Company’s APM solutions help customers optimize the user experience, performance, availability and quality of enterprise, web, mobile and cloud-based applications. The Company’s Mainframe solutions improve the productivity and performance of the mainframe platform while helping reduce associated costs. Covisint enables customers to securely share and integrate vital information and processes across users, business partners, customers, vendors and suppliers.

The Company delivers these solutions primarily as “on-premises” software that is installed and operates on the Company’s customers’ owned hardware and applications and through a Software-as-a-Service (“SaaS”) model in which the Company’s software solutions are accessed through its hosted networks.

The Company’s products and services are offered worldwide to the largest IT organizations across a broad spectrum of technologies, including mainframe, distributed, Internet and mobile platforms and provide the following capabilities:

•	The Company’s APM solutions are designed to offer a complete view of the performance of applications – as well as deep-dive problem resolution – across the enterprise and through the Internet for every end user, all from a single dashboard. The Company’s APM solutions also provide visibility into the performance of every transaction, enabling optimal management of key applications throughout the application lifecycle.

•	The Company’s Mainframe solutions are designed to optimize developer productivity, reduce costs and improve service quality throughout the application lifecycle of mainframe applications.

•	The Company’s secure cloud platform, Covisint application services (“Covisint” or “AS”), enables enterprises to easily and securely connect with and share key information, data and applications with their extended network of customers and business partners. Covisint is growing through a targeted focus on industries including automotive, healthcare, manufacturing and energy that require secure access to and sharing of complex and distributed information, data and applications.

Basis of Presentation

The consolidated financial statements include the accounts of Compuware and its majority owned subsidiaries after elimination of all intercompany balances and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders’ equity and the disclosure of contingencies at March 31, 2014 and 2013 and the results of operations for the years ended March 31, 2014, 2013 and 2012. While management has based their assumptions and estimates on the facts and circumstances existing at March 31, 2014, final amounts may differ from estimates.

The consolidated financial statements, including the comparative periods presented, have been adjusted for business segments that have been treated as discontinued operations through March 31, 2014 in accordance with generally accepted accounting principles.

Non-controlling Interest

On October 1, 2013, Covisint Corporation (“Covisint), previously a wholly owned subsidiary of Compuware Corporation, issued 7.36 million shares of its common stock in an Initial Public Offering (“IPO”) of its shares at a price to the public of $10 per share. Prior to completion of the Covisint IPO, the Company contributed the assets and liabilities of the Covisint segment to Covisint Corporation.

The non-controlling equity interest in Covisint is reflected as non-controlling interest in the accompanying consolidated balance sheets and was $20.3 million as of March 31, 2014.

The Covisint IPO was accounted for as an equity transaction in accordance with ASC 810, “Consolidation” and no gain or loss has been recognized as the Company retained the controlling financial interest.

As of March 31, 2014, Compuware owned 80.03 percent of the economic and voting interest in Covisint. The Company has announced its intention to effect a tax-free spin-off of its Covisint shares. The Company has received a private letter ruling from the Internal Revenue Service (“IRS”) providing that, subject to certain conditions, the anticipated spin-off will be tax-free to Compuware and its stockholders for U.S. federal income tax purposes. The spin-off or other disposition is subject to various conditions, including Board approval, the receipt of any necessary regulatory or other approvals, the receipt of an opinion of counsel and the existence of satisfactory market conditions.

There can be no assurance as to when the proposed spin-off or any other disposition will be completed, if at all. Unless and until Compuware ceases to own a controlling financial interest in Covisint, the Company will consolidate Covisint for financial reporting purposes, with a non-controlling interest adjustment for the economic interest in Covisint that Compuware does not own.

In connection with the Covisint IPO, the Company entered into various agreements relating to the separation of the Covisint business from the rest of Compuware’s businesses, including a master separation agreement, an intellectual property agreement, a registration rights agreement, a shared services agreement and a tax sharing agreement.

Basis for Revenue Recognition

The Company derives its revenue from licensing software products; providing maintenance and support services for those products; providing hosted software; and rendering software related and application services. Our software solutions are comprised of license fees, maintenance fees, subscription fees for hosted software and software related services fees.

The Company sometimes enters into arrangements that include both software related deliverables (licensed software products, maintenance services or software related services) and non-software deliverables (hosted software or application services). Our hosted software and application services do not qualify as software deliverables because our license grant does not allow the customer the right or capability to take possession of the software. For arrangements that contain both software and non-software deliverables, in accordance with ASC 605 “Revenue Recognition,” the Company allocates the arrangement consideration to the non-software deliverables as a group, and to the software deliverables as a group (the “Deliverable Groups”). The Company determines the selling price to allocate the arrangement consideration to the Deliverable Groups based on the following hierarchy of evidence: vendor specific objective evidence of selling price (“VSOE,” meaning price when sold separately) if available; third-party evidence of selling price if VSOE is not available; or best estimated selling price if neither VSOE nor third-party evidence is available. The Company currently is unable to establish VSOE or third-party evidence of selling price for either our software related deliverables or our non-software deliverables as a group. Therefore, the best estimate of selling price for each Deliverable Group is determined primarily by considering various factors, including, but not limited to stated renewal rates in a contract, if any, the historical selling price of these deliverables in similar stand-alone transactions and pricing practices. Total arrangement consideration is then allocated on the basis of the Deliverable Group’s relative selling price.

Once the Company has allocated the arrangement consideration between the Deliverable Groups, the Company recognizes revenue as described in the respective software license fees, maintenance fees, subscription fees, software related services fees and application services fees sections below.

In order for a transaction to be eligible for revenue recognition, the following revenue criteria must be met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. The Company evaluates collectability based on past customer history, external credit ratings and payment terms within customer agreements.

Software license fees

The Company's software license agreements provide our customers with a right to use our software perpetually (perpetual licenses) or during a defined term (time-based licenses).

Assuming all revenue recognition criteria are met, perpetual license fee revenue is recognized using the residual method, under which the fair value, based on VSOE, of all undelivered elements of the agreement (i.e., maintenance and software related services) is deferred. VSOE is based on rates charged for maintenance and software related services when sold separately. The remaining portion of the fee is recognized as license fee revenue upon delivery of the products.

For revenue arrangements where there is a lack of VSOE for any undelivered elements, license fee revenue is deferred and recognized upon delivery of those elements or when VSOE can be established. However, when maintenance or software related services are the only undelivered elements, the license fee revenue is recognized on a ratable basis over the longer of the maintenance term or the period the software related services are expected to be performed. Such transactions include time-based licenses and certain unlimited capacity licenses, as the Company has not established VSOE for the undelivered elements in these arrangements. In order to comply with SEC Regulation S-X, Rule 5-03(b), which requires product, services and other categories of revenue to be displayed separately on the income statement, the Company separates the license fee, maintenance fee and software related services fee associated with these types of arrangements based on its determination of fair value. The Company applies VSOE for maintenance related to perpetual license transactions and stand-alone software related services arrangements as a reasonable and consistent approximation of fair value to separate license fee, maintenance fee and software related services fee revenue for income statement classification purposes.

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

Services fees

The Company offers implementation, consulting and training services in tandem with the Company’s software solutions.

Services fees are generally based on hourly or daily rates. Revenues from services are recognized in the period the services are performed provided that collection of the related receivable is reasonably assured.

Application services fees

Our application services fees consist of fees related to our Covisint on-demand software including associated services. The arrangements do not provide customers the right to take possession of the software at any time, nor do the arrangements contain rights of return. Many of our application services contracts include a services project fee and a recurring fee for ongoing platform-as-a-service (“PaaS”) operations. Certain services related to these projects have stand-alone value (e.g., other vendors provide similar services) and qualify as a separate unit of accounting. Services that have stand-alone value are recognized as delivered. For those services that do not have stand-alone value, the revenue is deferred and recognized over the longer of the committed term of the subscription agreement (generally one to five years) or the expected period over which the customer will receive benefit (generally five years). For services rendered under fixed-price contracts, revenues are recognized using the proportional performance method and if it is determined that costs will exceed revenue, the expected loss is recorded at the time the loss becomes apparent. The recurring fees are recognized ratably over the applicable service period.

Deferred revenue

Deferred revenue consists primarily of billed and unbilled maintenance and subscription fees related to the future service period of maintenance and subscription agreements in effect at the reporting date. Deferred license, software related services and application services fees are also included in deferred revenue for those arrangements that are being recognized over time. Sales commission costs that directly relate to revenue transactions that are deferred are recorded as “prepaid expenses and other current assets” or non-current “other assets”, as applicable, in the consolidated balance sheets and recognized as "cost of application services" or “sales and marketing” expenses, as applicable, in the consolidated statements of operations over the revenue recognition period of the related customer contracts. Long term deferred revenue at March 31, 2014 amounted to $302.6 million, of which approximately $162.0 million, $91.6 million, $32.8 million, $12.2 million and $4.0 million are expected to be recognized during fiscal 2016 through fiscal 2020, respectively.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company uses an internal risk rating system to determine a customer's credit risk. This process considers the payment status of the receivable, collection and loss experience associated with other outstanding and previously paid account receivable balances, discussions with the customer, the risk environment of our geographic operations and review of public financial information if available. A receivable is designated a pass rating if no issues are identified during the process, otherwise a watch rating is designated. The allowance is reviewed and adjusted based on the Company’s best estimates.

Changes in the allowance for doubtful accounts balance for the years ended March 31, 2014, 2013 and 2012 were as follows (in thousands):

Balance at April 1, 2011	$5,778

Decrease in allowance recorded to income	(715)

Accounts charged against the allowance (1)	(774)

Balance at March 31, 2012	4,289

Increase in allowance recorded to expense	1,065

Accounts charged against the allowance (1)	(259)

Balance at March 31, 2013	5,095

Decrease in allowance recorded to income	(1,494)

Accounts charged against the allowance (1)	(660)

Balance at March 31, 2014	$2,941

(1)	Write-offs related primarily to accounts deemed uncollectible.

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

The Company follows the guidance of ASC 360-10, “Property, Plant and Equipment” to assess potential impairment losses on long-lived assets used in operations.  A long-lived asset, or group of assets, to be held and used in the business are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. A long-lived asset group that is not held for sale is considered to be impaired when the asset group is not recoverable, that is when the undiscounted net cash flows expected to be generated by the asset group is less than its carrying amount and the carrying amount of the asset group exceeds its fair value.  The Company reviews long-lived assets for impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities.  Certain long-lived assets do not have identifiable cash flows that are largely independent, and in those circumstances, the asset group for that long-lived asset includes all assets and liabilities of the company.

As part of the Company’s announced transformation plan, during the fourth quarter of 2014, the Company began to consider various strategic alternatives for certain long-lived assets, which indicated their carrying amount may not be recoverable.  The Company, therefore, performed a recoverability test for certain long-lived asset groups currently held and used.  The recoverability test indicated that the associated long-lived asset group was not impaired.  While the Company believes its judgments and assumptions are reasonable, a change in facts or assumptions underlying certain estimates and judgments made as part of our recoverability test, including the decision to sell certain assets within the asset group, could result in a substantial impairment and would have a negative effect on our results of operations.

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

The Company begins capitalizing development costs associated with our software products when technological feasibility of the product is established. For our internal use software, capitalization begins during the application development stage.

The amortization of capitalized software technology is computed on a project-by-project basis. The annual amortization is the greater of the amount computed using (a) the ratio of current gross revenues compared with the total of current and anticipated future revenues for the software technology or (b) the straight-line method over the remaining estimated economic life of the software technology, including the period being reported on. Amortization begins when the software technology is available for general release to customers. The amortization period for capitalized software is generally three to five years. Amortization of capitalized software technology is recorded as follows in the consolidated statement of operations: (1) amortization of software products licensed to customers for on-premises use is recorded as “cost of software license fees”; (2) amortization of hosted software that is not licensed to customers for on-premises use is recorded as “cost of subscription fees”; and (3) amortization of application services software is recorded as “cost of application services”.

Capitalized software is reviewed for impairment annually or when events and circumstances indicate an impairment. Asset impairment charges are recorded when estimated future undiscounted cash flows are not sufficient to recover the carrying value of the capitalized software. The impairment charge is the amount by which the present value of future cash flows is less than the carrying value of these assets.

Research and Development

Research and development (“R&D”) costs from continuing operations, that include primarily the cost of programming personnel, amounted to $82.2 million, $88.4 million and $72.5 million during fiscal 2014, 2013 and 2012, respectively, of which $23.3 million, $30.0 million and $22.0 million, respectively, was capitalized for internally developed software technology. R&D costs related to our software solutions are reported as “technology development and support” and for our application services network, the costs are reported as “cost of application services” in the consolidated statements of operations.

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

The Company calculates the fair value of stock option awards using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. The expected volatility assumption is based on historical volatility of the Company’s common stock over the most recent period commensurate with the expected life of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the stock option awarded. The Company uses the exercise history of comparable grants to determine the expected life of stock options granted. The dividend yield assumption is based on dividends and the market price per share prior to declaration.

The following is the average fair value per share estimated on the date of grant and the average assumptions used for each option granted during fiscal 2014, 2013 and 2012:

	Year Ended March 31,
	2014	2013 (1)	2012 (1)
Expected volatility	39.11%	40.97%	39.96%
Risk-free interest rate	1.67%	0.96%	1.65%
Expected lives at date of grant (in years)	6.2	6.3	5.8
Weighted average fair value of the options granted	$2.63	$4.08	$3.96
Dividend yield assumption (1)	4.46%	0.00%	0.00%

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers’.  The Company has not yet evaluated the impact of the update on its financial statements.

In April 2014, the FASB issued ASU No. 2014-08 "Presentation of Financial Statements and Property, Plant, and Equipment – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The Company has not yet evaluated the impact of the update on its financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. For public entities, the amendments of this ASU are effective prospectively for reporting periods beginning after December 15, 2012. The requirements of this ASU were adopted during the Company's quarter ended March 31, 2013 and did not have a significant impact on its disclosures.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350).” The amendments in this ASU allow an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The requirements of this ASU were adopted during the Company's quarter ended September 30, 2012 and did not have a significant impact on its disclosures.

2. DISCONTINUED OPERATIONS

On January 31, 2014, the Company and M4 Global Solutions Holding B.V. (the “Buyer”), a private limited liability company incorporated in the Netherlands, completed the initial closing of an Asset Purchase Agreement (“Agreement”), as amended, between the Company and MEP PX Acquisition LLC (“MEP”), a Delaware limited liability company controlled by Marlin Equity Partners.  The Buyer is the assignee of MEP’s rights under the Agreement and, like MEP, is controlled by Marlin. The Agreement provided for the acquisition by the Buyer of substantially all of the assets that are primarily related to the Company’s Changepoint, Professional Services and Uniface business segments, and certain liabilities of the acquired business segments.  The amended agreement provides for, among other things, multiple subsequent closings in foreign jurisdictions.  At the initial closing on January 31, 2014, the relevant assets and liabilities located in the United States, Canada and the Netherlands were acquired by the Buyer and the Buyer paid the full cash payment of $112 million. Substantially all subsequent closings occurred in March 2014.  Notwithstanding the subsequent closings with respect to the assets and liabilities located in certain foreign jurisdictions, the Agreement, as amended, provided that for all economic purposes, all benefits and burdens of ownership of the full amount of the purchased assets and liabilities, risk of loss and all profit and loss from the purchased operations after January 31, 2014 belong to the Buyer, and the parties agreed to take certain actions necessary to that end.

The disposition resulted in a net gain of $9.5 million, which was presented as part of the income (loss) from discontinued operations, net of tax in the Consolidated Statement of Operations for the year ended March 31, 2014.

The Changepoint, Professional Services and Uniface segment results have been presented as discontinued operations for the years ended March 31, 2014, 2013 and 2012. The following table provides the financial results included in income (loss) from discontinued operations, net of tax during the periods presented (in thousands):

	Year Ended March 31,
	2014	2013	2012
Revenues	$195,920	$220,645	$246,281
Operating expenses	164,422	260,835 (1)	203,453
Income (loss) from operations	31,498	(40,190)	42,828
Income tax provision	11,101	2,378	17,898
Net income (loss) from operations	20,397	(42,568)	24,930

Gain on sale	34,195	-	-
Income tax provision on sale	24,666	-	-
Net gain on sale	9,529	-	-

Income (loss) from discontinued operations, net of tax	$29,926	$(42,568)	$24,930

(1) Operating expenses includes $71.8 million related to a goodwill impairment charge taken during fiscal 2013.

3. ACQUISITIONS

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

A summary of the identifiable intangible assets acquired, useful life and amortization method is as follows (in thousands):

	Purchase Price	Useful Life	Amortization
	Allocation	(in Years)	Method

Developed technology	$28,500	5	Straight Line
Trade names	9,800	3	Straight Line
Customer relationships	3,700	10	Straight Line

Total intangible assets acquired	$42,000

The remaining acquired assets and liabilities were considered immaterial for additional disclosure.

The operations of dynaTrace are part of our APM business segment. Therefore, financial activity and goodwill are included in the APM segment and reporting unit, respectively.

The pre-acquisition results of operations and the post-acquisition revenues and earnings of dynaTrace are considered immaterial for disclosure of supplemental pro forma information.

Goodwill

The significant factors that contributed to the Company recording goodwill associated with the acquisition include, but are not limited to, (1) the retention of research and development personnel with the skills to develop future enhancements to the offerings; (2) support personnel to provide maintenance services related to the technology acquired; and (3) the opportunity to sell our enterprise application management solutions to existing customers of dynaTrace.

The goodwill resulting from the transaction is not deductible for tax purposes.

4. FAIR VALUE OF ASSETS AND LIABILITIES

The carrying value of cash equivalents, current accounts receivable and accounts payable approximate their fair value due to the short-term maturities of these instruments.

At March 31, 2014, the fair value and carrying amount of non-current receivables were $169.3 million and $168.9 million, respectively, and as of March 31, 2013 were $175.6 million and $174.9 million, respectively. Fair value is estimated by discounting the future cash flows using the current rate at which the Company would finance a similar transaction. Rates are based on level 2 inputs as described below. As of March 31, 2014, non-current accounts receivable amounted to $168.9 million, of which approximately $110.5 million, $41.0 million, $13.7 million, $3.4 million and $333,000 are due in fiscal 2016 through fiscal 2020, respectively.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2014
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash equivalents - money market funds	$232,252	$232,252

Liabilities:

Foreign exchange derivatives	$39		$39

	As of March 31, 2013
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash equivalents - money market funds	$11,525	$11,525

Foreign exchange derivatives	$31		$31

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

The following is an aged analysis of our products and loans financing receivables based on invoice dates as of March 31, 2014 and March 31, 2013 (in thousands):

	As of March 31, 2014
	0-29 days past	30-90 days past	Greater than 90 days past		Total financing
	invoice date	invoice date	invoice date	Unbilled	receivables
Pass rating
Software products	$2,684	$628	$26	$33,807	$37,145

	As of March 31, 2013
			Greater than
	0-29 days past	30-90 days past	90 days past		Total financing
	invoice date	invoice date	invoice date	Unbilled	receivables
Pass rating
Software products	$3,311	$679	$1,324	$42,659	$47,973
Loans				3,771	3,771
Total	3,311	679	1,324	46,430	51,744

Watch rating
Software products			179		179

Total financing receivables	$3,311	$679	$1,503	$46,430	$51,923

The Company performs a credit review of its financing receivables each reporting period to determine if an allowance for credit loss is required. As of March 31, 2014, the Company had no financing receivables with a “watch” rating and no allowance for credit losses on our financing receivables.  As of March 31, 2013, the allowance for credit losses on our financing receivables was $179,000. See the “concentration of credit risk” section within note 1 for additional information on our credit risk evaluation process and changes to the total accounts receivable allowance for doubtful accounts balance.

6. PROPERTY AND EQUIPMENT

Property and equipment, summarized by major classification, was as follows (in thousands):

	March 31,
	2014	2013

Buildings and improvements	$377,423	$376,998
Leasehold improvements	10,700	17,055
Furniture and fixtures	50,610	57,609
Computer equipment and software	74,560	76,989

	513,293	528,651

Less accumulated depreciation and amortization	226,280	226,159

Net property and equipment	$287,013	$302,492

Depreciation and amortization of property and equipment from continuing operations totaled $26.6 million, $32.2 million and $29.3 million for the years ended March 31, 2014, 2013 and 2012, respectively.

7. INVESTMENT IN PARTIALLY OWNED COMPANIES

The Company holds a 33.3% interest in CareTech Solutions, Inc. (“CareTech”), which provides information technology outsourcing for healthcare organizations including data, voice, applications and data center operations. This investment is accounted for under the equity method.

At March 31, 2014 and 2013, the Company’s carrying value of its investments in and advances to CareTech was $6.6 million and $9.4 million, respectively. Included in the net investment in CareTech were accounts receivable due from CareTech of $96,000 and $4.3 million at March 31, 2014 and March 31, 2013 respectively.

The Company reviewed CareTech’s financial condition at March 31, 2014 and 2013 and concluded that no impairment charge or valuation allowance related to its investment in CareTech was warranted. For the years ended March 31, 2014, 2013 and 2012, the Company recognized income of $1.5 million, $811,000 and $864,000, respectively, from its investment in CareTech.

Revenue from continuing operations for the years ended March 31, 2014, 2013 and 2012 included $777,000, $1.1 million and $1.5 million, respectively, from software licenses and maintenance sold to CareTech.

The Company also has non-controlling interests in four start-up companies in the Detroit area that provide various technology services, and these investments are accounted for under the equity method. At March 31, 2014 and 2013, the Company’s carrying value of its investments in and advances to these companies was $66,000 and $1.4 million, respectively, which included $205,000 of accounts receivable as of March 31, 2013 and no accounts receivable as of March 31, 2014. During fiscal 2014, 2013 and 2012, the Company recognized losses of $1.7 million, $1.7 million and $159,000, respectively, related to these investments.

8. GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill by reporting unit for the years ended March 31, 2014 and 2013 are summarized as follows (in thousands):

	APM	MF	AS	Discontinued Operations	Total

Goodwill at April 1, 2012	$477,632	$140,591	$25,385	$158,281	$801,889

Impairment charge				$(71,840)	$(71,840)

Effect of foreign currency translation and other	(7,685)	(34)		(288)	$(8,007)

Goodwill at March 31, 2013	469,947	140,557	25,385	86,153	$722,042

Divestiture				$(86,153)	$(86,153)

Effect of foreign currency translation and other	12,910	(253)			$12,657

Goodwill at March 31, 2014	$482,857	$140,304	$25,385	$-	$648,546

Accumulated impairment charges at April 1, 2012	$-	$-	$-	$-	$-

Accumulated impairment charges at March 31, 2013	$-	$-	$-	$(71,840)	$(71,840)

Accumulated impairment charges at March 31, 2014	$-	$-	$-	$-	$-

Impairment evaluation

The Company evaluated its goodwill and other intangible assets of all reporting units for impairment as of March 31, 2014 and 2013. When performing the goodwill impairment evaluation, the Company determined the fair value of its APM and Mainframe reporting units using both a discounted cash flow analysis and a market approach (derived from multiples of revenue from comparable companies and with respect to the APM reporting unit, a comparison to market transactions for comparable businesses). The inputs to the valuation include use of market data for comparable companies (level 2), as well as data that is not observable in the market (level 3). The Company determined the fair value of its application services reporting unit based on the market value for the Covisint shares as of March 31, 2014.  See note 4 for additional information regarding level of inputs.  No reporting units were impaired at March 31, 2014.

Capitalized software and other intangible assets

The components of the Company’s capitalized software and other intangible assets were as follows (in thousands):

	As of March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademark	$358		$358

Amortized intangible assets:
Capitalized software
Internally developed	225,249	$(165,720)	59,529
Purchased	122,396	(107,116)	15,280
Customer relationship	47,000	(24,185)	22,815
Other	20,530	(19,750)	780
Total amortized intangible assets	$415,175	$(316,771)	$98,404

	As of March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$4,428		$4,428

Amortized intangible assets:
Capitalized software
Internally developed	243,872	$(184,732)	59,140
Purchased	165,117	(142,453)	22,664
Customer relationship	52,036	(25,281)	26,755
Other	19,884	(16,208)	3,676
Total amortized intangible assets	$480,909	$(368,674)	$112,235

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

Amortization of intangible assets

Amortization expense of capitalized software, customer relationship and other intangible assets related to continuing operations were as follows (in thousands):

	Year ended March 31, (1)
	2014	2013	2012
Amortized intangible assets:
Capitalized software
Internally developed	$19,506	$14,732	$12,385
Purchased	8,455	9,604	8,877
Customer relationship	4,132	4,167	4,472
Other	3,078	3,414	3,769

Total amortization expense	$35,171	$31,917	$29,503

(1)	As discussed in Note 2, we have treated the operations of certain business segments as discontinued operations. The results for all periods have been restated to reflect such treatment.

Capitalized software amortization related to our on-premises software is reported as “cost of software license fees”, amortization related to our hosted software is reported as “cost of subscription fees” and amortization related to our application services is reported as “cost of application services” in the consolidated statements of operations.

Customer relationship amortization related to our software solutions segments is reported as “sales and marketing” and amortization related to our application services segment is reported as “cost of application services” in the consolidated statements of operations.

Amortization expense associated with trademarks and trade names related to our software solutions segments is reported as “cost of software license fees” and amortization related to our application services segment is reported as “cost of application services” in the consolidated statements of operations.

Based on the capitalized software, customer relationship and other intangible assets recorded through March 31, 2014, the annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (in thousands):

	Year Ended March 31,
	2015	2016	2017	2018	2019	Thereafter

Capitalized software	$27,165	$23,891	$14,295	$6,943	$2,494	$21
Customer relationships	4,142	4,142	3,978	3,834	3,834	2,885
Other	780	-	-	-	-	-

Total	$32,087	$28,033	$18,437	$10,612	$6,328	$2,907

9. RESTRUCTURING CHARGES

Fiscal 2013 and 2014 restructuring actions

In February 2013, the Company approved the initial phase of a restructuring plan designed to achieve cost savings. On January 23, 2014 the Company announced the final phase of its restructuring plan designed to reduce the Company’s annual cost base and substantially improve the Company’s operating margins, increasing the aggregate targeted annualized cost savings to a total of $110 million to $120 million.  This final phase includes additional reductions in the global workforce primarily across all general, administrative and shared services divisions of the Company, along with the early termination of certain operating leases and the closing or reduction in size of office facilities worldwide.

These cost reduction efforts, which are expected to be substantially completed by the end of fiscal 2015, are expected to result in cumulative charges of $50 million to $60 million.  Substantially all of the estimated charges will result in future cash expenditures.

During the year ended March 31, 2014, the Company recorded a charge of approximately $13.3 million. These costs are primarily related to severance costs for 132 terminated employees and early termination of certain operating leases. The timing of additional charges is dependent upon certain actions to be taken in the future.

The following table summarizes the restructuring activity during fiscal 2014, 2013 and 2012 (in thousands):

	Employee Termination Benefits	Lease Abandonment Costs	Other	Total Restructuring Activity
Accrual at April 1, 2011	$-	$473	$-	$473

Payments	-	(345)	-	(345)

Accrual at March 31, 2012	-	128	-	128

Restructuring charge	10,940	2,712	2,921	16,573

Payments	(1,698)	(128)	-	(1,826)

Non-cash charges	(4,572)	5	(2,841)	(7,408)

Accrual at March 31, 2013	4,670	2,717	80	7,467

Restructuring charge	10,794	2,452	8	13,254

Payments	(9,842)	(2,488)	(71)	(12,401)

Non-cash charges	(2,591)	(1,137)	-	(3,728)

Accrual at March 31, 2014	$3,031	$1,544	$17	$4,592

The Company evaluates its business segments prior to restructuring charges. Lease abandonment and other restructuring charges were not related to any specific segment. Restructuring charges across the business segments were as follows (in thousands):

	Year Ended
	March 31, 2014
			Unallocated			Discontinued
	APM	MF	Expenses	AS	Total	Operations	Total

Employee termination benefits	$1,652	$705	$7,272	$391	$10,020	$774	$10,794
Lease abandonment costs	-	-	1,962	-	1,962	490	2,452
Other	-	-	8	-	8	-	8
Total restructuring charges	$1,652	$705	$9,242	$391	$11,990	$1,264	$13,254

	Year Ended
	March 31, 2013
			Unallocated			Discontinued
	APM	MF	Expenses	AS	Total	Operations	Total

Employee termination benefits	$2,657	$5,647	$1,814	$-	$10,118	$822	$10,940
Lease abandonment costs	-	-	2,712	-	2,712	-	2,712
Other	-	-	2,921	-	2,921	-	2,921
Total restructuring charges	$2,657	$5,647	$7,447	$-	$15,751	$822	$16,573

Fiscal 2012 restructuring payments

The payments made during fiscal 2012 were related to restructuring charges taken during fiscal 2010 associated with initiatives to align the professional services segment headcount and operating expenses after initiating a plan to exit low-margin engagements and to increase the operating efficiency of our products segment and administrative and general business processes with the goal of reducing operating expenses.

Restructuring accrual

As of March 31, 2014, substantially all of the restructuring accrual was recorded in current “accrued expenses” in the consolidated balance sheets.

The accruals for employee termination benefits at March 31, 2014 primarily represent the amounts to be paid to employees that have been terminated as a result of initiatives described above.

The accruals for lease abandonment costs at March 31, 2014 represent the expected payments related to leases that have been terminated before the end of the contractual term. For terminated operating leases, the accrual includes the remaining fair value of lease obligations for exited and demised locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2017. Projected sublease income is based on management’s estimates, which are subject to change.

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

As of March 31, 2014, the Company had no debt outstanding. As of March 31, 2013, the Company’s debt balance under its credit facility was $18.0 million and was classified as long term.

The credit facility contains various covenant requirements, including limitations on liens; indebtedness; mergers, consolidations and acquisitions; asset sales; stock repurchases; dividends; investments, loans and advances from the Company; transactions with affiliates; minimum net worth requirements; and limits additional borrowing outside of the facility. The credit facility is also subject to maximum total debt to EBITDA and minimum fixed charge coverage financial covenants. Additionally, the Company’s stock repurchases are limited to $50 million from August 8, 2013 through the end of the agreement. The Company was in compliance with the covenants under the credit facility at March 31, 2014.

Borrowings under the credit facility bear interest at the base rate (the greatest of the prime rate, the federal funds effective rate plus one percent, or the daily LIBOR rate plus one percent) or the Eurodollar rate, at the Company’s option, plus the applicable margin (which is based on the level of maximum total debt to EBITDA ratio). The Company pays a quarterly fee on the credit facility based on the applicable margin grid. Interest and fees related to the credit facility were $1.0 million, $1.7 million and $1.9 million during the years ended March 31, 2014, 2013 and 2012, respectively.

Cash paid for interest totaled approximately $1.1 million, $1.8 million and $3.1 million during the years ended March 31, 2014, 2013 and 2012, respectively.

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

Stock Repurchase Plans

In fiscal 2008, the Board of Directors approved a plan allowing the repurchase of up to $750.0 million of Company common stock. Management has been authorized to regularly evaluate market conditions for an opportunity to repurchase common stock at its discretion within the parameters established by the Board (“Discretionary Plan”). During fiscal 2014, 2013 and 2012, the Company repurchased 300,000, 8.6 million and 2.3 million common shares, respectively, under the Discretionary Plan. As of March 31, 2014, the remaining balance for future purchases is $139.5 million. In addition, the Company repurchased 528,133, 155,880 and 156,155 shares withheld for taxes upon the exercise of certain stock options and releases of certain restricted stock awards in fiscal 2014, 2013 and 2012, respectively.

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

The foreign currency net gains or (losses) for the years ended March 31, 2014, 2013 and 2012 were ($2.4 million), ($11,000) and $193,000, respectively. The hedging transaction net gains or (losses) from foreign exchange derivative contracts were $908,000, ($497,000) and ($525,000), respectively. These amounts were recorded to “administrative and general” in the consolidated statements of operations.

The Company had derivative contracts maturing through April 2014 to sell $3.1 million and purchase $24.1 million in foreign currencies at March 31, 2014 and had derivative contracts maturing through April 2013 to sell $1.8 million and purchase $15.4 million in foreign currencies at March 31, 2013.

13. EARNINGS PER COMMON SHARE

Basic EPS is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding using the treasury method.

Earnings per common share (“EPS”) data were computed as follows (in thousands, except for per share data):

	Year Ended March 31,
	2014	2013	2012
Amounts attributable to Compuware common shareholders
Income from continuing operations	$38,199	$25,317	$63,441
Loss attributable to non-controlling interests	(3,458)	-	-

Income from continuing operations, net of tax	41,657	25,317	63,441
Income (loss) from discontinued operations, net of tax	29,926	(42,568)	24,930

Net income (loss) attributable to Compuware Corporation common shareholders	$71,583	$(17,251)	$88,371

Basic earnings (loss) per share:
Continuing operations	0.19	0.12	0.29
Discontinued operations	0.14	(0.20)	0.11
Basic earnings (loss) per share	$0.33	$(0.08)	$0.40

Weighted-average common shares outstanding	215,952	214,627	218,344

Diluted earnings (loss) per share:
Continuing operations	0.19	0.12	0.29
Discontinued operations	0.13	(0.20)	0.11
Diluted earnings (loss) per share	$0.32	$(0.08)	$0.40

Weighted-average common shares outstanding	215,952	214,627	218,344
Dilutive effect of stock awards	5,228	4,953	4,034
Total shares	221,180	219,580	222,378

During the years ended March 31, 2014, 2013 and 2012, stock awards to purchase 3.0 million, 7.0 million and 12.7 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive and stock awards to purchase 3.5 million, 3.4 million and 1.5 million shares, respectively, were excluded from the calculation because the performance conditions for vesting had not yet been met. See note 18 for a discussion of options with performance conditions and performance based stock awards.

14. INCOME TAXES

Income tax provision – continuing operations
Income from continuing operations before income tax provision and the income tax provision include the following (in thousands):

	Year Ended March 31,
	2014	2013	2012
Income from continuing operations before income tax provision:
U.S.	$608	$(4,736)	$69,110
Foreign	50,535	45,970	16,336
Total income from continuing operations before income tax provision	$51,143	$41,234	$85,446

Income tax provision - continuing operations
Current:
U.S. Federal	$22,941	$24,831	$1,562
Foreign	12,573	8,714	4,556
U.S. State	818	(4,205)	(1,679)
Total current tax provision - continuing operations	36,332	29,340	4,439
Deferred:
U.S. Federal	(37,126)	(26,351)	17,404
Foreign	1,464	7,212	3,076
U.S. State	12,274	5,716	(2,914)
Total deferred tax provision (benefit) - continuing operations	(23,388)	(13,423)	17,566
Total income tax provision - continuing operations	$12,944	$15,917	$22,005

The Company's income tax expense differed from the amount computed on pre-tax income at the U.S. federal income tax rate of 35% for the following reasons (in thousands):

	Year Ended March 31,
	2014	2013	2012
Federal income tax at statutory rates	$17,900	$14,432	$29,906
Increase (decrease) in taxes:
State income taxes, net	538	407	2,930
Foreign tax rate differential	(4,787)	(4,030)	(3,004)
Taxes relating to foreign operations	(1,040)	6,415	1,525
Settlement of prior year tax matters	(73)	(565)	(1,992)
Tax credits (1)	(2,552)	(3,634)	(2,065)
Revaluation of deferred taxes	(2,152)	1,629
Non-deductible intangible amortization	2,169	2,090	1,949
Foreign reorganization			1,550
Valuation allowance (2)	8,113	2,593	(7,174)
Non-deductible expenses	709	2,867	3,212
Domestic production deduction	(2,895)	(2,404)	(2,301)
Stock based compensation	(2,172)
Other, net	(814)	(3,883)	(2,531)
Provision for income taxes	$12,944	$15,917	$22,005

(1)	During fiscal 2014, the Company’s tax credits primarily related to the U.S. Research and Experimentation tax credit (“R&D” credit”) including the impact of the credit which expired at December 31, 2013.

During fiscal 2013, the Company’s tax credits primarily related to the U.S. Research and Experimentation tax credit (“R&D credit”) including the impact of retroactively reinstating the credit to January 1, 2012.

(2)	During fiscal 2014, primarily as a result of the divestiture and required to be reported in continuing operations, the Company increased the valuation allowance in the amount of $8.5 million related to the Brownfield Redevelopment tax credit carryforward deferred tax assets (“Brownfield tax credit carryforward assets”). The tax credits expected to be used prior to the divestiture have decreased primarily due to a reduction in projected taxable income sourced to the State of Michigan. A significant portion of the discontinued operations were conducted in Michigan. The Company adjusted the carrying value of the Brownfield tax credit carryforward asset to its more likely than not realizable value.

During fiscal 2012, as a result of the State of Michigan amending the Income Tax Act, the Company released a valuation allowance of $4.8 million related to the Brownfield tax credit carryforward asset. The Company adjusted the carrying value of the Brownfield tax credit carryforward asset to its more likely than not realizable value.

Deferred tax assets and liabilities

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities were as follows (in thousands):

	March 31,

	2014	2013
Deferred tax assets:
Deferred revenue	$34,486	$31,892
Intangible assets	5,134	10,218
Accrued expenses	41,761	37,024
Net operating loss carryforwards	11,798	16,097
Other tax carryforwards	66,375	54,014
Other	425	6,572
Total deferred tax assets before valuation allowance	159,979	155,817
Less: Valuation allowance	41,437	35,581
Net deferred tax assets	118,542	120,236

Deferred tax liabilities:
Intangible assets	47,817	59,742
Capitalized research and development costs	23,974	24,988
Fixed assets	22,834	25,380
Other	7,923	4,404
Total deferred tax liabilities	102,548	114,514

Net deferred tax assets (liabilities)	$15,994	$5,722

Current deferred tax assets	$35,871	$37,618
Long-term deferred tax assets	16,514	31,754
Long-term deferred tax liabilities	(36,391)	(63,650)
Net deferred tax assets (liabilities)	$15,994	$5,722

The Company does not permanently reinvest any earnings in its foreign subsidiaries and recognizes all deferred tax liabilities that arise from outside basis differences in its investments in subsidiaries.

At March 31, 2014, the Company had net operating losses, capital losses and tax credit carryforwards for income tax purposes of $78.1 million that expire in the tax years as follows (in thousands):

	March 31, 2014	Expiration
U.S. federal and state net operating losses	$2,936	2018 - 2034
Non-U.S. net operating losses	6,972	Indefinite
Non-U.S. net operating losses	1,890	2020 - 2023
Non-U.S. capital loss carryforwards	26,694	Indefinite
U.S. federal and state tax credit carryforwards	39,681	2015 - 2029
	$78,173

Uncertain tax positions

The amount of gross unrecognized tax benefits was $21.1 million, $17.8 million and $20.7 million as of March 31, 2014, 2013 and 2012, respectively, of which $18.1 million, $14.7 million and $15.8 million, respectively, net of federal benefit, would favorably affect the Company’s effective tax rate if recognized in future periods.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended March 31, 2014, 2013 and 2012 (in thousands):

	Year Ended March 31,
	2014	2013	2012
Gross unrecognized tax benefit at April 1,	$17,785	$20,663	$21,114
Gross increases to tax positions for prior periods	2,829	2,441	1,859
Gross decreases to tax positions for prior periods	(460)	(3,864)	(1,515)
Gross increases to tax positions for current period	3,500	1,609	2,623
Increases (decreases) from foreign currency	2	(3)	64
Settlements	(113)	(790)	(2,416)
Lapse of statute of limitations	(2,399)	(2,271)	(1,066)
Gross unrecognized tax benefit at March 31,	$21,144	$17,785	$20,663

As of March 31, 2014, 2013 and 2012, the Company had a net interest and penalties payable associated with its uncertain tax positions of $2.4 million, $1.6 million and $1.8 million, respectively. The Company recognized $672,000 of net interest expense during fiscal year 2014; $157,000 of net interest income during fiscal year 2013; and $1.4 million of net interest expense during fiscal year 2012.

The Company has open years from tax periods 1996 and forward primarily U.S. states and some foreign jurisdictions. The Company has open years from tax periods 2010 and forward with the U.S. Internal Revenue Service. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations due to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The Company expects the settlement of these outstanding income tax examinations to extend beyond fiscal 2015.

Cash paid for income taxes

Cash paid for income taxes was $40.1 million, $12.9 million and $33.8 million during fiscal 2014, 2013 and 2012, respectively.

15. SEGMENT INFORMATION

The Company operates in three business segments: APM, Mainframe, and Covisint Application Services.

This business segment structure provides the Company with visibility and control over the operations of the business and increases its market agility, enabling it to more effectively capitalize on market conditions and competitive advantages to maximize revenue growth and profitability.

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

	Year Ended
	March 31, 2014
				Unallocated
				Expenses and
	APM	MF	AS	Eliminations (1)	Total

Software license fees	$116,373	$42,824			$159,197
Maintenance fees	100,243	253,131			353,374
Subscription fees	80,857				80,857
Service fees	29,894	299			30,193
Application service fees			$97,135		97,135

Total revenues	327,367	296,254	97,135		720,756

Operating expenses	298,924	74,384	120,233	179,360	672,901

Contribution / operating margin from continuing operations	$28,443	$221,870	$(23,098)	$(179,360)	$47,855

(1)	Unallocated operating expenses include $12.0 million in restructuring expenses. See note 9 for additional information.

	Year Ended
	March 31, 2013 (2)
				Unallocated
	APM	MF	AS	Expenses (1)	Total

Software license fees	$100,565	$58,528			$159,093
Maintenance fees	89,535	271,824			361,359
Subscription fees	79,862				79,862
Service fees	30,571	2,325			32,896
Application service fees			$90,694		90,694

Total revenues	300,533	332,677	90,694		723,904

Operating expenses	304,835	91,325	86,084	$199,256	681,500

Contribution / operating margin from continuing operations	$(4,302)	$241,352	$4,610	$(199,256)	$42,404

(1)	Unallocated operating expenses include $15.8 million in restructuring expenses. See note 9 for additional information.

(2)	As discussed in Note 2, we have treated the operations of certain business segments as discontinued operations. The results for all periods have been restated to reflect such treatment.

	Year Ended
	March 31, 2012 (1)
				Unallocated
	APM	MF	AS	Expenses	Total

Software license fees	$85,462	$110,289			$195,751
Maintenance fees	77,329	303,639			380,968
Subscription fees	76,246				76,246
Service fees	31,406	5,389			36,795
Application service fees			$73,731		73,731

Total revenues	270,443	419,317	73,731		763,491

Operating expenses	317,621	99,310	72,717	$190,030	679,678

Contribution / operating margin from continuing operations	$(47,178)	$320,007	$1,014	$(190,030)	$83,813

(1)	As discussed in Note 2, we have treated the operations of certain business segments as discontinued operations. The results for all periods have been restated to reflect such treatment.

No single customer accounted for greater than 10% of total revenue during the years ended March 31, 2014, 2013 or 2012, or greater than 10% of accounts receivable at March 31, 2014 or 2013.

The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly such information is not provided.

Financial information from continuing operations regarding geographic operations is presented in the table below (in thousands):

	Year Ended March 31, (1)
	2014	2013	2012
Revenues:
United States	$418,402	$428,698	$435,935
Europe and Africa	181,377	170,693	193,595
Other international operations	120,977	124,513	133,961
Total revenues	$720,756	$723,904	$763,491

(1)	As discussed in Note 2, we have treated the operations of certain business segments as discontinued operations. The results for all periods have been restated to reflect such treatment.

	March 31,
	2014	2013	2012
Long-lived assets:
United States	$785,403	$888,032	$961,202
Austria	210,755	201,224	214,615
Other	14,210	17,082	24,210
Total long-lived assets	$1,010,368	$1,106,338	$1,200,027

Long-lived assets are comprised of property, plant and equipment, goodwill and capitalized software. The long-lived assets in Austria are primarily comprised of goodwill associated with the dynaTrace acquisition (see note 3).

16. RELATED PARTIES

A former member of the Company's board of directors is a partner in a law firm. The Company has historically engaged the firm to perform legal services and paid professional fees to the firm totalling approximately $2.1 million, $802,000 and $283,000, during fiscal 2014, 2013 and 2012, respectively.

17. COMMITMENTS AND CONTINGENCIES

Contractual obligations

The Company’s contractual obligations primarily relate to various operating lease agreements for office space, equipment and land for various periods that extend through as late as fiscal 2100. Total rent payments from continuing operations under these agreements were approximately $16.3 million, $18.4 million and $19.8 million, respectively, for fiscal 2014, 2013 and 2012. Certain of these lease agreements contain provisions for renewal options and escalation clauses.

The Company also has commitments under various advertising and charitable contribution agreements totaling $3.5 million and $1.4 million, respectively, at March 31, 2014. Total expense related to these agreements was approximately $9.0 million, $6.2 million and $7.3 million for fiscal 2014, 2013 and 2012, respectively.

The following table summarizes our payments under contractual obligations as of March 31, 2014 (in thousands):

	Payment Due by Period as of March 31,
	Total	2015	2016	2017	2018	2019	Thereafter
Contractual obligations:
Operating leases	$244,213	$14,186	$10,742	$9,570	$8,251	$6,917	$194,547
Other	4,870	3,420	400	150	150	150	600
Total	$249,083	$17,606	$11,142	$9,720	$8,401	$7,067	$195,147

The Company also leases space within the Company’s headquarters facility to business tenants. Cash receipts relating to these lease spaces totaled $5.4 million, $4.9 million and $4.6 million, respectively, for fiscal 2014, 2013 and 2012.

The following is a schedule of future minimum lease rental income commitments (in thousands):

	Payment Due by Period as of March 31,
	Total	2015	2016	2017	2018	2019	Thereafter

Lease rental income commitments	$15,523	$5,721	$4,721	$1,231	$1,130	$870	$1,850

Legal Matters

Effective October 1, 2013, the Company terminated a post-retirement consulting agreement with its former Chairman for “Cause”, and all outstanding equity awards he held terminated pursuant to the applicable agreements. On November 13, 2013, the former Chairman filed a lawsuit against the Company regarding his termination. The Company and the former Chairman have agreed to binding arbitration of this dispute. The accounting impact of the termination of the vested and unvested stock options and unvested RSUs was recognized in other income net of a portion of the estimated liability related to the pending lawsuit. The Company believes its accruals as of March 31, 2014, related to this dispute are reasonably estimated.

The Company is subject to various other legal actions and claims incidental to its business. The Company makes a provision for a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on legal procedures outstanding, the Company does not believe these will have a material effect on the financial statements. However, litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance.

18. BENEFIT PLANS

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

Effective April 1, 2012, the Company implemented a matching program for the 401(k) component of the ESOP/401(k). The Company provides cash matches of 33% of employees’ 401(k) contributions up to 2% of eligible earnings. Matching contributions by the Company vest 100% when an employee attains three years of service with the Company. During each of the years ended March 31, 2014 and 2013, the Company recorded expense from continuing operations of $2.9 million related to this program. There have been no other contributions to the ESOP/401(K) plan in the past three fiscal years.

Employee Stock Purchase Plan

During fiscal 2002, the shareholders approved international and domestic employee common stock purchase plans under which the Company was authorized to issue up to 15 million shares of common stock to eligible employees. Under the terms of the plan, employees can elect to have up to 10% of their compensation withheld to purchase Company common stock at the close of the offering period. The value of the common stock purchased in any calendar year cannot exceed $25,000 per employee. The purchase price is 95% of the closing market sales price on the market date immediately preceding the last day of the offering period. Effective December 1, 2007, the Company discontinued the plan for employees outside the U.S. and Canada. During fiscal 2014, 2013 and 2012, the Company sold approximately 242,000, 295,000 and 351,000 shares, respectively, to eligible employees under the plan.

Employee Equity Incentive Plans

In June 2007, the Company’s Board of Directors adopted the 2007 Long Term Incentive Plan (the “LTIP”) that was approved by the Company’s shareholders in August 2007 and as amended and restated in August 2011. The Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or stock awards and cash incentive awards under the LTIP. The Company has reserved 41.5 million shares for issuance under the LTIP (less shares previously issued).

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

Compuware Stock Options Activity

Options that Vest Based on Service Conditions Only

A summary of activity for options that vest based on service conditions only under the Company’s stock-based compensation plans as of March 31, 2014, and changes during the year then ended is presented below (shares and intrinsic value in thousands):

	Twelve Months Ended
	March 31, 2014
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term in Years	Value
Options outstanding as of March 31, 2013	19,076	$8.44
Granted	1,606	10.59
Exercised	(4,432)	7.90		$13,307
Forfeited	(529)	10.34
Cancelled/expired	(1,485)	8.28
Options outstanding as of March 31, 2014	14,236	$8.80	6.56	$23,326

Options vested and expected to vest, net of estimated forfeitures, as of March 31, 2014	13,838	$8.76	6.50	$23,104

Options exercisable as of March 31, 2014	9,363	$8.45	5.78	$18,356

During fiscal 2014, no stock option holders elected to make a cashless stock option exercise. During fiscal 2013, stock option holders of approximately 217,000 stock options elected to make a cashless stock option exercise and received approximately 66,000 shares of common stock net of shares retained for the purchase price and tax obligations. During fiscal 2012, stock option holders of approximately 690,000 stock options elected to make a cashless stock option exercise and received approximately 176,000 shares of common stock net of shares retained for the purchase price and tax obligations.

The vesting schedule of options has varied over the years with the following vesting terms being the most common: (1) 40% of shares vest on the first anniversary date and 30% vest on the second and third anniversary dates; (2) 50% of shares vest on the third anniversary date and 25% on the fourth and fifth anniversary dates; (3) 20% of shares vest on each annual anniversary date over five years; (4) 30% of shares vest on the first and second anniversary dates and 40% vest on the third anniversary date; or (5) 25% of shares vest on each annual anniversary date over four years.

All options were granted with exercise prices at or above fair market value on the date of grant and expire ten years from the date of grant. Option expense is recognized on a straight-line basis over the requisite service period, which is the vesting term. For stock awards which vest more quickly than a straight-line basis, additional expense is taken in the early year(s) to ensure the expense is commensurate with the vest schedule.

The average fair value of option shares vested during fiscal 2014, 2013 and 2012 was $3.84, $4.14 and $4.69 per share, respectively, and the total intrinsic value of options exercised were $13.3 million, $12.3 million and $4.3 million, respectively.

Options that Vest Based on both Performance and Service Conditions (“Performance Options”)

During fiscal 2013, the Company began issuing stock options that vest based on both service and performance conditions. The performance conditions are based on company-wide revenue and earnings targets and, as of March 31, 2014, it was not deemed probable that these targets will be achieved for any outstanding performance options. If the revenue or earnings targets are achieved, substantially all of the earned stock options will vest in May 2015. If the service and performance conditions for the outstanding options are met, approximately $6.2 million in expense related to these options would be taken over the remaining vesting period.

A summary of activity for options that vest based on the achievement of both service and performance conditions under the Company’s stock-based compensation plans as of March 31, 2014, and changes during the year  then ended is presented below (shares and intrinsic value in thousands):

	Twelve Months Ended
	March 31, 2014
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term in Years	Value
Options outstanding as of March 31, 2013	3,648	$9.79
Granted	594	11.30
Forfeited/Cancelled	(2,092)	9.93
Options outstanding as of March 31, 2014	2,150	$10.07	8.51	$909

Options vested and expected to vest, net of estimated forfeitures, as of March 31, 2014	-	$-	-	$-

Options exercisable as of March 31, 2014	-	$-	-	$-

Compuware Restricted Stock Units and Performance-Based Stock Awards Activity

A summary of non-vested restricted stock units (“RSUs”) and performance-based stock awards (“PSAs” and collectively “Non-vested RSU”) activity under the Company’s LTIP as of March 31, 2014, and changes during the year then ended is presented below (shares and intrinsic value in thousands):

	Twelve Months Ended
	March 31, 2014
		Weighted
		Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value
Non-vested RSU outstanding at March 31, 2013	4,850
Granted	798	$11.01
Dividend equivalents issued	122	$10.89
Released	(2,276)		$24,303
Forfeited	(1,370)
Non-vested RSU outstanding at March 31, 2014	2,124

No PSAs were granted during fiscal 2014.  The performance vesting conditions for outstanding awards are based on company-wide revenue and earnings targets and it was not deemed probable that these targets will be achieved as of March 31, 2014. If the revenue or earnings targets are achieved, the earned PSAs will vest in May 2015.

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

Covisint Corporation 2009 Long-Term Incentive Plan

In August 2009, Covisint established a 2009 Long-Term Incentive Plan (“2009 Covisint LTIP”) allowing the board of directors of Covisint to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or restricted stock unit awards and annual cash incentive awards to employees and directors of Covisint and its affiliates. During January 2014, the Covisint shareholders approved an amendment to the 2009 Covisint LTIP which increased the number of shares of Covisint’s common stock available for issuance pursuant to stock-based awards granted under the LTIP by 3.0 million shares to 7.5 million (less shares subject to previous grants).

On May 8, 2014, Covisint amended each of its outstanding option agreements to purchase Covisint common stock exercisable through the end of December 2014 to provide the option holder with a tandem stock appreciation right (“SAR”). Under the SAR, the option holder is given a right to exercise the SAR and receive a cash payment equal to the product of (1) the number or shares with respect to the SAR being exercised, and (2) the fair market value of the shares on the date of exercise (based on the closing price of the previous day) over the exercise price of the SAR which is equal to the strike price of the associated option. The SARs will be exercisable from June 24, 2014 until the earlier of (a) the completion of the tax-free distribution of the Company’s Covisint shares, (b) the exercise of the related option or (c) December 26, 2014.

As of March 31, 2014, there were 4.5 million stock options outstanding from the 2009 Covisint LTIP, which reflects the 30-for-1 stock split approved by the Covisint board of directors on May 23, 2013. Many of these options vested upon the October 1, 2013 closing of Covisint’s IPO.  Cumulative expense related to these options of $19.0 million was recorded to cost of application services during the year ended March 31, 2014.

The majority of these options vested on October 1, 2013 when Covisint completed its initial public offering (“IPO”). The Company determined that options granted prior to December 31, 2012, may not satisfy certain requirements of Section 409A of the Internal Revenue Code (“Code”), and therefore offered recipients of these options an amendment which provides for fixed exercise dates for options that are so amended. The amendment was intended to cure any failure of the options to comply with Section 409A of the Code without incurring penalties thereunder. In December 2012, approximately 3.3 million of the outstanding options were amended, which reflects the 30-for-1 stock split. The compensation cost was based on the fair value of the modified award. In connection with the modification of the options, the Company agreed to reimburse the option holders who have accepted the amendment for certain negative personal tax implications incurred as a result of any violation of Section 409A of the Code that may later be found to have occurred. Any such reimbursement would also include a tax gross-up, resulting in the net reimbursement equaling any penalties incurred based on Section 409A of the Code.

Certain employees who received stock options from the 2009 Covisint LTIP were also awarded PSAs from the Company’s 2007 LTIP. Approximately 1.1 million of these PSAs were cancelled during the year ended March 31, 2014 upon the closing of the Covisint IPO.

Stock Awards Compensation

For the years ended March 31, 2014, 2013 and 2012, stock awards compensation expense was allocated as follows (dollars in thousands):

	Year Ended March 31,
	2014	2013	2012
Stock awards compensation classified as:

Cost of license fees	$-	$1	$4
Cost of maintenance fees	401	778	812
Cost of subscription fees	2	46	23
Cost of professional services	53	86	129
Cost of application services	17,318	1,629	1,623
Technology development and support	1,210	2,346	2,205
Sales and marketing	7,629	6,642	6,279
Administrative and general	11,482	15,360	13,429
Restructuring costs	2,591	4,572	-
Discontinued operations	195	217	220

Total stock awards compensation expense before income taxes	$40,881	$31,677	$24,724

As of March 31, 2014, total unrecognized compensation cost of $26.4 million, net of estimated forfeitures is expected to be recognized over a weighted-average period of approximately 1.64 year. Unrecognized compensation cost of $8.8 million, net of estimated forfeitures, related to nonvested Covisint stock options is expected to be recognized over a weighted-average period of approximately 1.51 years.

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended March 31, 2014 and 2013 was as follows (in thousands, except for per share data):
	Fiscal 2014 (1)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter		Year

Revenues	$170,809	$172,693	$193,806	$183,448		$720,756
Gross profit	119,798	112,589	138,911	125,538		496,836
Operating income (loss) (3)	2,989	10,797	20,342	13,727		47,855
Income from continuing operations before tax	3,191	10,982	23,302	13,668		51,143
Income from continuing operations net of tax	4,262	7,974	17,848	8,115		38,199
Income from discontinued operations net of tax	5,705	7,212	6,142	10,867	(2)	29,926	(2)
Net income including non-controlling interest	9,967	15,186	23,990	18,982		68,125
Net income attributable to Compuware Corporation	9,967	16,340	25,022	20,254		71,583
Basic earnings (loss) per share	0.05	0.08	0.12	0.09		0.33
Diluted earnings (loss) per share	0.05	0.07	0.11	0.09		0.32

	Fiscal 2013 (1)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter		Year

Revenues	$171,645	$166,447	$201,377	$184,435		$723,904
Gross profit	125,064	119,140	153,030	130,724		527,958
Operating income	8,152	8,629	30,074	(4,451	) (4)	42,404	(4)
Income from continuing operations before tax	8,204	8,542	30,019	(5,531)		41,234
Income from continuing operations net of tax	2,719	2,887	16,487	3,224		25,317
Income (loss) from discontinued operations, net of tax	7,749	7,707	8,853	(66,877	) (5)	(42,568	) (5)
Net income (loss) including non-controlling interest	10,468	10,594	25,340	(63,653)		(17,251)
Net income (loss) attributable to Compuware Corporation	10,468	10,594	25,340	(63,653)		(17,251)
Basic earnings per share	0.05	0.05	0.12	(0.30)		(0.08)
Diluted earnings per share	0.05	0.05	0.12	(0.30)		(0.08)

(1)	As discussed in Note 2, we have treated the operations of certain business segments as discontinued operations. The results for all periods have been restated to reflect such treatment.

(2)	Includes gain, related to the divestiture of the Changepoint, Professtional Services and Uniface business segements, of $9.5 million, net of tax.

(3)	Operating income (loss) includes restructuring expense of $4.8 million, $0.2 million, $3.2 million and $3.8 million for the first, second, third and fourth quarters of 2014, respectively.

(4)	Operating income (loss) includes restructuring expense of $15.8 million.

(5)	Income from discounted operations net of tax includes a goodwill impairment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of March 31, 2014, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (1992),” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting was effective, as of March 31, 2014, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of March 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Compuware Corporation
Detroit, Michigan

We have audited the internal control over financial reporting of Compuware Corporation and subsidiaries (the “Company”) as of March 31, 2014, based on criteria established in Internal Control — Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the criteria established in Internal Control — Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2014, of the Company and our report dated May 30, 2014 expressed an unqualified opinion on those financial statements.

/s/  DELOITTE & TOUCHE LLP

Detroit, Michigan
May 30, 2014

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

The Company’s Board of Directors adopted the 2007 Long Term Incentive Plan (“LTIP”) in June 2007 and the Company’s shareholders approved the LTIP in August 2007. In August 2011, shareholders approved an increase of 13.5 million in the number of common shares authorized for issuance under the 2007 LTIP, which increased the aggregate number of common shares reserved by the Company for issuance under the 2007 LTIP to 41.5 million as of March 31, 2014 (less shares previously issued). The Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or stock awards and annual cash incentive awards under the LTIP. Prior to the LTIP, the Company had seven stock option plans (“Prior Plans”) dating back to 1991.  All but one of the Prior Plans, the 2001 Broad Based Stock Option Plan (“BBSO”), were approved by the Company’s shareholders. The BBSO was approved by the Board of Directors in March 2001, but was not submitted to the shareholders for approval, as shareholder approval was not required at the time. Under the terms of the BBSO, the Company was authorized to grant nonqualified stock options with a maximum term of ten years to any employee or director of the Company at an exercise price and with vesting and other terms determined by the Compensation Committee of the Company’s Board. Options granted under the BBSO either vested every six months over a four year period or 50% of the option became vested on the third year anniversary of the date of grant, and 25% of the option vested on each of the fourth year and fifth year anniversaries of the date of grant. All options were granted at fair market value and expire ten years from the date of grant.

The Prior Plans have been terminated as to future grants.

The Company also has an Employee Stock Ownership Plan (“ESOP”) and an Employee Stock Purchase Plan (“ESPP”). The information about our equity compensation plans in note 18 of the consolidated financial statements included in this report is incorporated herein by reference.

The following table sets forth certain information with respect to our equity compensation plans at March 31, 2014 (shares in thousands):

	Number of securities		Number of securities
	to be issued	Weighted-average	remaining available
	upon exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
	warrants and rights	warrants and rights (1)	compensation plans

Equity compensation plans approved by security holders	17,904	$8.98	12,399

Equity compensation plans not approved by security holders	606	$8.46	-

(1)	Restricted stock unit and performance-based stock award rights are excluded from the weighted-average exercise price as there is no exercise price due upon settlement of these awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Detroit, State of Michigan on May 30, 2014.

COMPUWARE CORPORATION

By:	/S/ ROBERT C. PAUL
Robert C. Paul
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ROBERT C. PAUL	President, Chief Executive Officer and Director	May 30, 2014
Robert C. Paul	(Principal Executive Officer)

/S/ JOSEPH R. ANGILERI	Chief Financial Officer	May 30, 2014
Joseph R. Angileri	(Principal Financial Officer and Principal Accounting Officer)

/S/ GURMINDER S. BEDI	Chairman of the Board	May 29, 2014
Gurminder S. Bedi

/S/ JEFFREY J. CLARKE	Director	May 29, 2014
Jeffrey J. Clarke

/S/ JOHN G. FREELAND	Director	May 29, 2014
John G. Freeland

/S/ DAVID G. FUBINI	Director	May 29, 2014
David G. Fubini

/S/ WILLIAM O. GRABE	Director	May 29, 2014
William O. Grabe

/S/ FREDERICK A. HENDERSON	Director	May 29, 2014
Frederick A. Henderson

/S/ FAYE A. NELSON	Director	May 29, 2014
Faye A. Nelson

/S/ JENNIFER RAAB	Director	May 29, 2014
Jennifer Raab

/S/ LEE D. ROBERTS	Director	May 29, 2014
Lee D. Roberts

/S/ STEPHEN F. SCHUCKENBROCK	Director	May 29, 2014
Stephen F. Schuckenbrock

EXHIBITS

The following exhibits are filed herewith or incorporated by reference to the filing indicated with which it was previously filed. Each management contract or compensatory plan or arrangement filed as an exhibit to this report is identified below with an asterisk before the exhibit number. The Company’s SEC file number is 000-20900.

Exhibit
Number	Description of Document

2.12	Asset Purchase Agreement Between Compuware Corporation and MEP PX Acquisition LLC, dated as of January 7, 2014 (Company’s Form 8-K filed on January 10, 2014)
2.13	Amendment No. 1 To Asset Purchase Agreement, dated as of February 6, 2014 (Company’s Form 8-K filed on February 6, 2014)
3.1	Restated Articles of Incorporation of Compuware Corporation, as amended, as of September 7, 2012 (Company’s Form 10-Q for the quarterly period ended September 30, 2012)
3.2	Amended and Restated Bylaws of Compuware Corporation effective as of November 6, 2008 (Company's Form 10-Q for the Quarterly Period ended December 31, 2008)
4.0	Rights Agreement dated as of October 25, 2000 between Compuware Corporation and Equiserve Trust Company, N.A., as Rights Agent (Company’s Registration Statement on Form 8-A filed October 26, 2000)
4.6	Amendment To Rights Agreement, dated as of October 29, 2001 (Company’s first Form 8-K filed on May 11, 2006)
4.7	Amendment No. 2 To Rights Agreement, dated as of May 9, 2006 (Company’s first Form 8-K filed on May 11, 2006)
4.10	Compuware Corporation Revolving Credit Agreement dated as of November 1, 2007 (Company’s Form 10-Q for the quarterly period ended on September 30, 2007)
4.11	Amendment No. 3 to Rights Agreement, dated as of February 2, 2009 (Company’s Form 8-K filed on February 3, 2009)
4.12	Consent and First Amendment to Credit Agreement dated June 30, 2011 (Company’s Form 8-K filed on July 11, 2011)
4.13	Amendment No. 4 to Rights Agreement, dated as of March 9, 2012 (Company’s Form 8-K filed on March 16, 2012)
4.14	Second Amendment to Credit Agreement dated as of March 21, 2012 (Company’s Form 8-K filed on March 26, 2012)
4.15	Third Amendment to Credit Agreement dated as of August 8, 2012 (Company’s Form 10-Q for the quarterly period ended September 30, 2013)
10.24	Promotion Agreement, dated September 8, 1992, between Compuware Sports Corporation and the Company (Company’s Registration Statement on Form S-1, as amended (Registration No. 33-53652))
*10.37	Fiscal 1998 Stock Option Plan (Company’s Registration Statement on Form S-8 (Registration Statement No. 333-37873))
10.52	Advertising Agreement, dated December 1, 1996, between Arena Management Company and the Company (Company’s Form 10-K for fiscal 2000)
*10.85	2001 Broad Based Stock Option Plan (Company’s Registration Statement on Form S-8 (Registration Statement No. 333-57984))
*10.91	Nonqualified Stock Option Agreement for Executive Officers (Company’s Form 10-Q for the quarterly period ended September 30, 2004)
*10.92	Nonqualified Stock Option Agreement for Outside Directors (Company’s Form 10-Q for the quarterly period ended September 30, 2004)

*10.105	2007 Long Term Incentive Plan (Appendix A to Company’s definitive proxy statement for 2007 annual shareholders meeting filed on July 24, 2007)
*10.106	Form of Stock Option Agreement (5-Year Version) (Company’s Form 8-K filed on April 25, 2008)
*10.107	Form of Stock Option Agreement (3-Year Version) (Company’s Form 8-K filed on April 25, 2008)
*10.110	Employee Restricted Stock Unit Award Agreement (Company’s Form 10-Q for the quarterly period ended on September 30, 2008)
*10.113	Amendment No. 1 to the 2007 Long Term Incentive Plan (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.115	Amended and Restated 2005 Non-Employee Directors’ Deferred Compensation Plan (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.116	Form of 2002 Directors Phantom Stock Plan Forfeiture And Replacement Agreement (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.117	Form of Amended And Restated 2005 Non-Employee Directors Deferred Compensation Plan Forfeiture And Replacement Agreement (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.118	Form of Director Restricted Stock Unit Grant Agreement (Replacing Directors’ Phantom Stock Units) (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.119	Form of Director Restricted Stock Unit Grant Agreement (Replacing Deferred Compensation Units) (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.120	Form of Director Annual Restricted Stock Unit Award Agreement (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.121	Form of Director Restricted Stock Unit Agreement for Deferred Compensation (Company’s Form 10-Q for the quarterly period ended on December 31, 2008)
*10.123	Form of Restricted Stock Unit Award Agreement, as of June 10, 2009 (Company’s Form 8-K filed on June 12, 2009)
*10.124	Form of Performance Unit Award Agreement for Peter Karmanos and Laura Fournier (Revenue Condition) dated December 7, 2009 (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)
*10.125	Performance Unit Award Agreement for Peter Karmanos (Revenue Condition, subject to Section 162(m)) dated December 7, 2009 (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)
*10.126	Form of Performance Unit Award Agreement for Peter Karmanos and Laura Fournier (IPO Condition) dated December 7, 2009 (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)

*10.128	2009 Covisint Corporation Long Term Incentive Plan (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)
*10.129	Form of Covisint Option Agreement (Company’s Form 10-Q for the quarterly period ended on December 31, 2009)
*10.130	Compuware Executive Incentive Agreement – Corporate (Company’s Form 8-K filed on July 8, 2011)
*10.131	Form of Stock Option Agreement (Company’s Form 8-K filed on July 8, 2011)
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

*10.134	Restricted Stock Unit Award Agreement dated June 20, 2011 between Compuware Corporation and Joseph R. Angileri (Company’s Form 10-Q for the quarterly period ended June 30, 2011)
*10.135	Amended and Restated 2007 Long Term Incentive Plan (approved August 2011) (Attachment A to the Company’s proxy statement filed on July 14, 2011)
*10.136	Executive Employment Agreement between the Company and Peter Karmanos, dated as of July 1, 2011 (Company’s Form 10-Q for the quarterly period ended September 30, 2011)
*10.137	Compuware Corporation Claw-Back Policy, adopted June 30, 2012 (Company’s Form 8-K filed July 6, 2012)
*10.138	Form of Stock Option Agreement (as of April 2012) (Company’s Form 10-Q for the quarterly period ended June 30, 2012)
*10.139	Form of Restricted Stock Unit Award Agreement (as of April 2012) (Company’s Form 10-Q for the quarterly period ended June 30, 2012)
*10.140	Compuware Executive Incentive Agreement – Corporate (Company’s Form 8-K filed September 14, 2012)
*10.141	Form of Stock Option Award Agreement – Performance (Company’s Form 8-K filed September 14, 2012)
*10.142	Post-Retirement Consulting Agreement, dated October 25, 2012, between the Company and Peter Karmanos, Jr. (Company’s Form 8-K filed October 29, 2012)
*10.143	Amendment No. 2 to Amended and Restated 2007 Long Term Incentive Plan (Company’s Form 8-K filed January 30, 2013)
*10.144	Amendment No. 3 to 2007 Long Term Incentive Plan (Company’s Form 8-K filed January 30, 2013)
*10.145	Amendment No. 1 to Covisint Option Agreement (as of December 2012) (Company’s Form 10-Q for the quarterly period ended December 31, 2012)
*10.146	Amendment No. 1 to Amended and Restated 2007 Long Term Incentive Plan (as of July 2011) (Company’s Form 10-Q for the quarterly period ended December 31, 2012)
*10.147	Amendment No. 2 to 2007 Long Term Incentive Plan (as of July 2011) (Company’s Form 10-Q for the quarterly period ended December 31, 2012)
*10.148	Form of Stock Option Agreement – 3 Year Performance (as of May 2013) (Company’s 2013 Form 10-K)
*10.149	Form of Severance Agreement with Laura L. Fournier, Daniel S. Follis, Jr. and John Van Siclen (Company’s 2013 Form 10-K)
*10.150	Form of Covisint Stock Option Agreement for Nonemployee Directors (Company’s 2013 Form 10-K)
*10.151	Agreement and General Release with Laura L. Fournier (Company’s Form 10-Q for the quarterly period ended June 30, 2013)
*10.152	Performance Unit Award Agreement for Robert C. Paul dated as of December 7, 2009 (corrected version) (Company’s Form 10-Q for the quarterly period ended September 30, 2013)

*10.153
Form of Amendment, dated as of June 16, 2013, to Performance Unit Award Agreement footed with “PU Covisint IPO,” dated as of December 7, 2009, granted to Pete Karmanos, Jr. and Laura Fournier (Company’s Form 10-Q for the quarterly period ended September 30, 2013)

*10.154
Form of Amendment, dated as of June 16, 2013, to Performance Unit Award Agreement footed with “PU Covisint Revenue 162m,” dated as of December 7, 2009, granted to Pete Karmanos, Jr. and Laura Fournier (Company’s Form 10-Q for the quarterly period ended September 30, 2013)

*10.155
Amendment Number 1 to Performance Unit Award Agreement footed with “PU Covisint Revenue K2” granted to Peter Karmanos, Jr., dated December 7, 2009 (Company’s Form 10-Q for the quarterly period ended September 30, 2013)

*10.156	Form of Severance Agreement with Robert C. Paul and Joseph R. Angileri dated as of October 28, 2013 (Company’s Form 10-Q for the quarterly period ended September 30, 2013)
10.157	Nomination and Standstill Agreement with Elliot Associates, L.P. Elliott International, L.P. and Elliott International Capital Advisors Inc. (Company Form 8-K filed January 9, 2014)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.