Form 10-K/A
period 2014-03-31
COMPUWARE CORP
filed 2014-07-29
CIK 859014

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We filed our Form 10-K for the year ended March 31, 2014 (the “2014 Form 10-K”) with the Securities and Exchange Commission on May 29, 2014. Pursuant to General Instruction G(3) to Form 10-K, we incorporated by reference the information required by Part III of Form 10-K from our definitive proxy statement for the 2014 Annual Meeting of Shareholders. Because we have decided to hold our annual meeting later in calendar 2014, the definitive proxy statement will not be filed with the Commission within 120 days after our fiscal year end and we are filing this Amendment No. 1 to the 2014 Form 10-K (the “Form 10-K/A”) to provide the additional information required by Part III of Form 10-K. In addition, Item 6 is amended to revise the breakdown of basic earnings per share and diluted earnings per share for fiscal 2011 between continuing operations and discontinued operations and to correct an error in the 2013 “Shares used in computing net income (loss) per share” figure. This Form 10-K/A does not otherwise change the previously reported financial statements or any of the other disclosures contained in Part I, Part II or Part IV, other than to revise the exhibit list under Item 15(a)(3). This Form 10-K/A should be read in conjunction with the 2014 Form 10-K as originally filed and with our other filings made subsequent to such filing.

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

	Year Ended March 31, (1)
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Software license fees	$159,197	$159,093	$195,751	$173,643	$177,606
Maintenance fees	353,374	361,359	380,968	375,248	394,468
Subscription fees	80,857	79,862	76,246	67,718	16,852
Services fees	30,193	32,896	36,795	28,722	25,685
Application services fees	97,135	90,694	73,731	55,025	40,467
Total revenues	720,756	723,904	763,491	700,356	655,078
Operating expenses:
Cost of software license fees	20,310	18,986	16,391	13,056	14,181
Cost of maintenance fees	28,387	31,621	34,715	29,259	28,948
Cost of subscription fees	32,406	30,264	29,102	24,974	9,289
Cost of services	25,662	31,777	36,276	28,917	23,790
Cost of application services	117,155	83,298	72,384	51,011	37,923
Technology development and support	86,181	95,356	94,233	80,152	79,404
Sales and marketing	216,115	220,714	242,211	209,124	187,372
Administrative and general	134,695	153,733	154,366	145,371	153,676
Restructuring costs (2)	11,990	15,751			3,355
Gain on divestiture of product lines (3)					(52,351)
Total operating expenses	672,901	681,500	679,678	581,864	485,587
Income from continuing operations	47,855	42,404	83,813	118,492	169,491
Other income (expense), net	3,288	(1,170)	1,633	4,462	25,721
Income from continuing operations before income tax provision	51,143	41,234	85,446	122,954	195,212
Income tax provision	12,944	15,917	22,005	33,303	60,615
Income (loss) from continuing operations including non-controlling interest	38,199	25,317	63,441	89,651	134,597
Income (loss) from discontinued operations, net of tax (1)	29,926	(42,568)	24,930	17,790	6,209
Net income (loss) including non-controlling interest	68,125	(17,251)	88,371	107,441	140,806
Less: Net loss attributable to the non-controlling interest in Covisint Corporation	(3,458)	-	-	-	-
Net income attributable to Compuware Corporation	$71,583	$(17,251)	$88,371	$107,441	$140,806

Basic earnings (loss) per share (4)
Continuing operations	0.19	0.12	0.29	0.41	0.58
Discontinued operations	0.14	(0.20)	0.11	0.08	0.03
Net income (loss) attributable to Compuware Corporation common shareholders	$0.33	$(0.08)	$0.40	$0.49	$0.61

Diluted earnings (loss) per share (4)
Continuing operations	0.19	0.12	0.29	0.40	0.57
Discontinued operations	0.13	(0.20)	0.11	0.08	0.03
Net income (loss) attributable to Compuware Corporation common shareholders	$0.32	$(0.08)	$0.40	$0.48	$0.60

Shares used in computing net income (loss) per share:
Basic earnings computation	215,952	214,627	218,344	220,616	232,634
Diluted earnings computation	221,180	219,580	222,378	226,095	234,565

Balance Sheet Data (at period end):
Working capital	$215,200	$38,159	$54,386	$143,905	$92,688
Total assets	1,997,109	1,973,282	2,167,538	2,038,377	2,013,325
Long term debt (5)		18,000	45,000
Total shareholders' equity	1,101,034	998,226	1,049,937	952,612	913,813
Cash dividends per share	0.50

(1)	During fiscal 2014 the Company divested our Changepoint, Uniface, and Professional Services business segments. See note 2 of the consolidated financial statements included in this report for additional information regarding the divestiture.

(2)	During fiscal 2014 and 2013, the Company undertook various restructuring activities to reduce administrative and general and non-core operational costs. The activities associated with this plan resulted in a restructuring charge from continuing operations of $12.0 million for fiscal 2014 and $15.8 million for fiscal 2013, respectively. See note 9 of the consolidated financial statements included in this report for additional information regarding our restructuring plan.

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

Name	Age	Years/ Tenure	Independent	Occupation	Experience/ Qualification	Other Public Company Boards
Gurminder S. Bedi Chairman	65	12.75	Yes	Private Investor	Industry, Finance	KEMET Corporation, Actuant Corporation
Jeffrey J. Clarke	52	1.0	Yes	CEO, Eastman Kodak Company,	Technology, Leadership, Industry, Finance	Red Hat, Inc.
John G. Freeland	60	0.75	Yes	Private Investor	Leadership, Marketing, Technology
David G. Fubini	59	1.75	Yes	Director Emeritus, McKinsey & Co., Inc.	Leadership, International, Industry, M&A	Leidos Holdings, Inc.
William O. Grabe	75	22.75	Yes	Advisory Director, General Atlantic LLC	Finance, Technology, Marketing	Gartner, Inc., Lenovo Group Limited
Frederick A. Henderson	54	3.75	Yes	Chairman & CEO, SunCoke Energy, Inc.	Finance, Industry, International, Emerging Markets	SunCoke Energy Partners GP LLC, Marriott International, Inc.
Faye Alexander Nelson	60	12.75	Yes	President, DTE Energy Foundation and Vice President, Public Affairs, DTE Energy Company	Government, Leadership, Finance, Law
Robert C. Paul	52	4.5	No	President and CEO, Compuware Corp.	Leadership, Technology
Jennifer J. Raab	57	1.0	Yes	President, Hunter College, City University of New York	Education, Finance, Leadership, Law
Lee D. Roberts	60	1.0	Yes	President & CEO, BlueWater Management Consulting	Finance, Technology, Marketing	QAD, Inc., Unisys Corporation
Stephen F. Schuckenbrock	53	0.75	Yes	Employee of and former President and CEO, Accretive Health, Inc.	Technology, Leadership, Business Transformation	Accretive Health, Inc.

A brief description of each nominee's experience and qualifications follows:

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

Jeffrey J. Clarke

Mr. Clarke has served as one of our directors since November 2013. He has almost thirty years of technology industry experience, and since March 2014 serves as Chief Executive Officer of Eastman Kodak Company, a technology-focused printing and imaging firm. Prior to Kodak, Mr. Clarke was a Managing Partner at Augusta Columbia Capital, Inc. (“ACC”), a technology-focused private equity firm. Prior to ACC, Mr. Clarke was President and CEO of Travelport Ltd, a leading technology and distribution company in the travel industry, from May 2006 through May 2011. He served as Travelport’s Executive Chairman from June 2011 to April 2012 and as Chairman from February 2012 to May 2013. He remained a member of the Travelport board until January 2014. From April 2004 until April 2006, Mr. Clarke was Chief Operating Officer of CA Technologies, a global software vendor, tasked with stabilizing the company and leading the firm’s sales, services, business development, partnership alliances, finance and information technology operations during a CEO transition. From November 2002 through November 2003, Mr. Clarke was the Executive Vice President of Global Operations of Hewlett-Packard Company, an information technology company. Mr. Clarke joined Compaq Computer Corporation in 1998 and held several positions, including Chief Financial Officer from 2001 until the merger of Compaq with Hewlett-Packard in 2002. From 1985 to 1998, Mr. Clarke held various financial, operational and international management roles with Digital Equipment Corporation. From July 2007 through April 2014, Mr. Clarke served as Chairman of the Board of Orbitz Worldwide. He currently serves as director at Red Hat, Inc. where he is chair of the Compensation Committee and a member of the Audit Committee. He previously served on the board of UTStarcom from 2005 to 2010. Mr. Clarke’s significant experience in the technology industry, financial expertise and service on the boards of both public and private companies enables him to provide us with vast and deep insight into strategic and governance issues facing a public company.

John G. Freeland

Mr. Freeland has served as one of our directors since March 2014. He has more than thirty years of executive management and operational experience within the technology sector, including significant expertise in enterprise information solutions and services. From June 2012 to December 2012, he served as Executive Vice Chairman of Symphony IRI Group, a marketing services provider to the consumer product and over-the-counter healthcare industries. From October 2007 to June 2012, he was President and CEO of SymphonyIRI Group. From October 2005 to September 2007, Mr. Freeland was President of Worldwide Operations at salesforce.com, a leader in the software as a service (“SaaS”) arena. Prior to this, Mr. Freeland served in various leadership roles during his 26-year career at Accenture, including Global Managing Partner and member of the Executive Committee. Mr. Freeland is currently a private investor. His knowledge and experience in the technology industry, particularly in SaaS, as well as his experience in leadership and business transformation, allow him to bring a valuable skill set and insight to the Board.

David G. Fubini

Mr. Fubini has served as one of our directors since April 2013. He is a Director Emeritus of McKinsey & Company, Inc., a global management consulting firm advising leading organizations across the private, public and social sectors. Mr. Fubini has served in various leadership roles with McKinsey since 1981. Mr. Fubini is currently a director of Leidos Holdings, Inc., serving as a member of their Finance and Human Resources/Compensation Committees. A graduate of UMass Amherst with High Honors and Harvard Business School, Mr. Fubini’s extensive experience leading major strategic repositioning of global organizations, enabling clients to architect and execute transformational programs that accompany acquisitions, divestitures and mergers, as well as his active role in the executive management of McKinsey, brings an important perspective to the Compuware board during the Company’s current transition efforts.

William O. Grabe

Mr. Grabe has served as one of our directors since April 1992. Mr. Grabe possesses broad experience in financial and technology companies. Mr. Grabe is an Advisory Director of General Atlantic LLC, a private equity firm that provides capital for global growth companies, and has been affiliated with General Atlantic LLC and its predecessors since April 1992. Prior to his role at General Atlantic, Mr. Grabe was the Vice President and General Manager for the Marketing and Services group at IBM United States. Mr. Grabe is currently a director of Lenovo Group Limited (serving on its Compensation Committee) and Gartner, Inc. (serving on its Governance Committee) and previously served on the boards of Infotech Enterprises Limited (2007 to 2010) and Patni Computer Systems, Ltd. (2002 to 2011). In November 2012, Mr. Grabe was appointed as a director for Covisint Corporation, a subsidiary of the Company, and currently serves on the Compensation and Governance Committees. Mr. Grabe holds a BS degree from New York University and an MBA degree from the UCLA Graduate School of Business. Mr. Grabe’s broad experience as a director of a number of public companies, along with his long career as a private equity investor and former manager at IBM and his long history with the Company, allow him to bring a unique and valuable perspective to the Board.

Frederick A. Henderson

Mr. Henderson has served as one of our directors since April 2011. Mr. Henderson is Chairman and CEO of SunCoke Energy, Inc., the largest U.S. independent producer of metallurgical coke to the steel industry, where he has served since December 2010. He served as a Senior Vice President of Sunoco, Inc., a petroleum refiner and chemicals manufacturer with interests in logistics, from August 2010 until the completion of SunCoke’s initial public offering and separation from Sunoco in July 2011. Mr. Henderson also serves currently as Chairman and CEO of SunCoke Energy Partners GP LLC, established in 2013 as the coke-producing industry’s first publicly traded master limited partnership. Prior to his current roles, he was President and CEO of General Motors Corporation (“GM”) from April 2009 until December 2009 and held a number of other senior management positions during his 25 years with GM, including President and Chief Operating Officer, Vice Chairman and Chief Financial Officer, Chairman of GM Europe, Regional President of GM Asia Pacific and Regional President of GM Latin America, Africa and Middle East, and served as a consultant for GM and Alix Partners during 2010 before joining Sunoco. Mr. Henderson is also a current director of Marriott International, Inc. and the Chairman of their Audit Committee. He currently serves as a trustee of the Alfred P. Sloan Foundation. Mr. Henderson holds a BBA degree from the University of Michigan and an MBA degree from the Harvard Graduate School of Business. He is a certified public accountant and is an “audit committee financial expert,” as defined by the rules and regulations of the SEC. Mr. Henderson’s significant accounting skills, experience in leading the initial public offering of a subsidiary of a public company, expertise in large organization management and emerging markets and experience in the auto industry, which includes some of our key customers, make him an important member of the Board and its Audit Committee.

Faye Alexander Nelson

Ms. Nelson has served as one of our directors since October 2002. Ms. Nelson is Vice President, Public Affairs and President, DTE Energy Foundation for DTE Energy, a Detroit-based diversified energy company involved in the development and management of energy-related business and services nationwide. Prior to joining DTE in February 2014, Ms. Nelson was the President, Chief Executive Officer and a director of the Detroit Riverfront Conservancy, a non-profit organization formed to lead a public/private partnership in the redevelopment and sustainability of Detroit’s riverfront. Prior to joining the Conservancy in November 2003, Ms. Nelson was the Vice President of Government Affairs for Wayne State University. Prior to joining Wayne State in February 1996, Ms. Nelson was employed by Kmart Corporation for 15 years where she served as Corporate Attorney and Director for Government Affairs. Ms. Nelson serves on the board of several community, civic and economic development organizations, including the Detroit Symphony Orchestra, The Henry Ford Health System & Health Network Board, M-1 Rail and the Parade Company. As an attorney and corporate officer of a Fortune 500 company, Ms. Nelson is well trained in areas of critical thinking, complex problem solving and finance. Ms. Nelson’s considerable leadership, development and management skills, combined with her legal and government relations experience, enable her to bring a unique and valuable perspective to the Board.

Robert C. Paul

Mr. Paul has served as our Chief Executive Officer since June 2011 and as our President and Chief Executive Officer since June 2013. He previously served as our President and Chief Operating Officer from April 2008 to June 2011. Mr. Paul brings to the Board a strong background in managing and leading a variety of technology companies. Since April 2009, Mr. Paul has served on the board of directors of Covisint Corporation, a subsidiary of Compuware. Prior to April 2008, Mr. Paul was President and Chief Operating Officer of Compuware’s Covisint division since Compuware acquired Covisint LLC in March 2004. Prior to the acquisition, Mr. Paul spent nearly three years at Covisint LLC, as the Chief Executive Officer and President from May 2003 to February 2004 and as Senior Vice President of Sales and Marketing from October 2001 to May 2003. Prior to his employment with Covisint LLC, Mr. Paul served as President of Future 3, a provider of supply chain management software applications for the automobile industry from May 2000 until October 2001. Prior to that, he served as President and Chief Operating Officer of Coherent Networks, Inc. from February 1999 to May 2000. Mr. Paul currently serves on the board for CareTech Solutions, a non-public healthcare IT services company. Mr. Paul’s industry perspective, leadership experience, intimate knowledge of Compuware and his ability to reposition technology companies for success provide an important skill set to the Board.

Jennifer J. Raab

Ms. Raab has served as one or our directors since November 2013. She currently serves as the President of Hunter College, the largest college of the City University of New York. Since assuming this position in 2001, President Raab has successfully raised academic standards while strengthening and modernizing the college’s system of fiscal management. Prior to joining Hunter College, she served for seven years as Chairman and Commissioner of the New York City Landmarks Preservation Commission. Ms. Raab also has significant legal expertise, having worked as a litigator at two of the nation’s most prestigious law firms – Paul, Weiss, Rifkind, Wharton & Garrison from 1990 to 1994 and Cravath, Swaine & Moore from 1985 to 1990. She is a member of the Council on Foreign Relations and serves on the boards of The After-School Corporation and United Way and on the Steering Committee of the Association for a Better New York. In 2007, 2009, 2011, and 2013, Crain’s New York Business named her one of New York’s “50 Most Powerful Women”. Ms. Raab is a graduate of Cornell University, the Woodrow Wilson School of Public and International Affairs at Princeton, and Harvard Law School. Ms. Raab’s experience as fiscal manager, reformer, leader, and public servant brings a diverse and innovative perspective to the Board.

Lee D. Roberts

Mr. Roberts has served as one of our directors since April 2013. He is the President and Chief Executive Officer of BlueWater Management Consulting, a high-tech consulting company providing professional consulting services that leverage technology as a key competitive resource. He has served with BlueWater since 2008. From 2006 to 2008, Mr. Roberts was the Vice President and General Manager, IBM Document & Content Management for IBM Corporation. In 2006, IBM Corporation acquired FileNET Corporation, where Mr. Roberts had served as President and CEO from 1997 through 1999, and as Chairman and CEO from 2000 until its acquisition in 2006. Prior to FileNET Corporation, Mr. Roberts performed various sales and marketing leadership roles at IBM Corporation, working his way up from Account Executive in 1977 to General Manager and Vice President, Worldwide Marketing and Sales, Network Division in 1996. Mr. Roberts is currently a director of QAD, Inc., serving on its Audit and Governance Committees and as Chairman of its Compensation  Committee; and Unisys Corporation, serving as Chairman of its Compensation Committee. He was previously a director of infoGROUP, Inc. from October 2009 to July 2010. In addition, he is currently a member of the board of Inovalon, Inc., a private company, serving as Chairman of its Compensation Committee. Mr. Roberts’ vast experience in technology, leadership and consulting, coupled with his sales and marketing expertise bring a valuable combination of skills and insight to the Board.

Stephen F. Schuckenbrock

Mr. Schuckenbrock has served as one of our directors since March 2014. He has nearly thirty years of experience leading IT organizations, consulting businesses, and hardware companies. He served as President and CEO of Accretive Health, Inc., taking over the role in April 2013 to lead the company through a significant restructuring. He resigned from his President and CEO responsibilities in July 2014 but continues with the company through September 2014 to transition those responsibilities to the new CEO while maintaining his role on the Accretive Health board of directors. From January 2007 to March 2013, Mr. Schuckenbrock served in multiple roles at Dell, Inc., most recently as the President of Dell Services and a member of the Executive Leadership Team. Prior to working at Dell, he served at Electronic Data Systems as Co-Chief Operating Officer from November 2005 to June 2006 and Executive Vice President of Global Sales and Services from January 2003 to November 2005. Before joining EDS, Mr. Schuckenbrock served as Chief Operating Officer of The Feld Group, Global Chief Information Officer of PepsiCo, and spent almost a decade at IBM in a variety of sales and executive staff positions. Mr. Schuckenbrock’s experience in technology and as a turn-around leader provide him with the skills necessary to effectively analyze complex issues and make him a valuable member of the Board.

Nomination and Standstill Agreement

On January 8, 2014, the Company entered into a nomination and standstill agreement (the “Agreement”) with Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc. (together, “Elliott”) pertaining to, among other things, the election of directors to the Company’s Board of Directors (the “Board”) and the formation of an advisory committee (the “Advisory Committee”). Pursuant to the Agreement, Elliott agreed to certain limited standstill and voting provisions. As of the date of the Agreement, Elliott was the beneficial owner of approximately 18,670,000 shares of the Company’s common stock, which represents approximately 8.6% of the issued and outstanding shares of common stock.

Under the terms of the Agreement, the Company agreed to nominate John G. Freeland and Stephen F. Schuckenbrock (the “New Independent Directors”) for election, along with nine incumbent directors (together with the New Independent Directors, the “2013 Nominees”) for re-election, as directors of the Company at the most recent annual meeting in March 2014. The Company agreed to convene and hold the annual meeting on or before March 31, 2014 and use the same solicitation efforts on behalf of all 2013 Nominees. Any New Independent Director elected at the Annual Meeting would serve until the next annual meeting of shareholders.

The Company agreed to form the Advisory Committee for the purpose of advising the Board on strategies to enhance the Company’s value, including by conducting a review of the Company’s operations (efficiency, cost structure, and other considerations) and evaluating the potential value and impact of alternative financing, capitalization and tax optimization strategies as well as other value-creating initiatives. The Advisory Committee consists of Jeffrey J. Clarke, William O. Grabe, Frederick A. Henderson and John G. Freeland. The Chairman of the Board and Chief Executive Officer of the Company are entitled to participate in the meetings of the Advisory Committee.

Under the terms of the Agreement, Elliott agreed not to, among other things, solicit proxies regarding any matter to come before the March 2014 annual meeting, including for the election of directors, or enter into a voting agreement or become a group with other shareholders with respect to the solicitation of proxies. Elliott agreed to vote its shares in favor of the 2013 Nominees for election to the Board and the other agenda items set forth in the proxy statement relating to the March 2014 annual meeting.

Other elements of the Agreement include:

•	The Company agreed the size of the Board may be increased to more than eleven (11) directors during the term of the Agreement only (i) following the first date that the New Independent Directors are seated on the Board and (ii) upon approval by a majority of the members of the Board (which vote must include the approval of at least two (2) of Jeffrey J. Clarke, Jennifer J. Raab, Stephen F. Schuckenbrock and John G. Freeland);
•	The Company agreed, subject to certain conditions, that during the term of the Agreement it will not amend the provisions of the Company’s Restated Articles of Incorporation or the Company’s Amended and Restated Bylaws relating to the Company’s shareholders’ ability (i) to call a special meeting, (ii) to act by written consent or (iii) to nominate candidates for election to the Board;
•	The Agreement will terminate on the earliest of (i) the Company’s material breach, if not cured within ten (10) days, of its obligations with respect to the nomination of the New Independent Directors and the holding of the March 2014 annual meeting, (ii) the earlier of (A) the date that is thirty (30) days prior to the Company’s advance notice deadline for the submission of director nominations at the next annual meeting of shareholders or (B) December 31, 2014, or (iii) such other date as established by mutual written agreement of the Company and Elliott; and
•	Except as modified in the Agreement, the terms of the confidentiality agreement, dated February 14, 2013, entered into by and among the Company and Elliott, as amended, supplemented or extended (the “Confidentiality Agreement”) will remain in effect for at least the term of the Agreement notwithstanding any provision in the Confidentiality Agreement to the contrary.

Audit Committee

The Audit Committee of the Board is comprised of Messrs. Bedi, Fubini, Henderson (chair) and Schuckenbrock.  The Board determined that all the current members of our Audit Committee are independent as required by the rules of the SEC and the listing standards of NASDAQ for purposes of Audit Committee membership. In addition, the Board of Directors has determined that all members of the Audit Committee are financially literate, and that Mr. Henderson qualifies as an audit committee financial expert, as defined by the rules and regulations of the SEC.

Codes of Conduct

The Board has adopted a Code of Conduct that applies to all of our employees, including our chief executive officer and chief financial officer, and a similar Code of Conduct for non-employee directors. The Codes of Conduct identify those areas in which we must act in accordance with law or regulation, and also establish the responsibilities, policies and guiding principles that will assist us in our commitment to adhere to the highest ethical standards and to conduct our business with the highest level of integrity. Our Codes of Conduct and Board committee charters are posted in the Corporate Governance section of the “Investor Relations” page at www.compuware.com. To the extent any amendment is made to the Codes of Conduct that requires disclosure under applicable SEC rules, information regarding such amendment will be posted on the Company's website.

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

To our knowledge, based solely on our review of the copies of such reports furnished to us during or with respect to fiscal 2014, or written representations that no Form 5 was required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater-than-10% beneficial owners were met since the beginning of fiscal 2014, with the exception of late Form 4s filed by Messrs. Archer, Bedi, Fubini, Grabe, Henderson, Roberts, Romney, Szygenda, Ms. Nelson and Dr. Price (all of whom are directors or former directors) to report the June 16, 2013 dividend equivalent allocation and one Form 4 by Mr. Szygenda to report twelve transactions relating to the release of his deferred RSUs and Dividend Equivalent Rights triggered by his September 15, 2013 resignation from the Board.

Executive Officers of the Registrant

Our executive officers as of July 21, 2014, who serve at the discretion of our Board of Directors, are listed below:

Name	Age	Position
Robert C. Paul	51	President, Chief Executive Officer and member of the Board of Directors
Joseph R. Angileri	56	Chief Financial Officer
Daniel S. Follis, Jr.	48	Senior Vice President, General Counsel and Secretary
Christopher O’Malley	51	President, Mainframe Operations
John Van Siclen	58	Senior Vice President, General Manager APM
Kris F. Manery	59	Senior Vice President, Mainframe

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

Daniel S. Follis, Jr. has served as Senior Vice President, General Counsel and Secretary since March 2008. He was also appointed as Senior Vice President Human Resources in April 2014. From January 2006 through February 2008, he served as Vice President, Associate General Counsel. Mr. Follis joined Compuware in March 1998 as Senior Counsel.

Christopher O’Malley has served as our President of Mainframe Operations since July 21, 2014. Prior to joining Compuware, Mr. O’Malley was the Chief Executive Officer of VelociData, a provider of leading-edge Big Data solutions from 2013 to July 2014. He was the Founder and Chief Executive Officer of Christopher Ventures LLC from 2012 to 2013.  Mr. O’Malley held a variety of executive positions with CA Technologies from 1988 to 2012, including Chief Executive Officer and Executive Director of Nimsoft, Executive Vice President of the Cloud Product Solutions Business Line and Executive Vice President and General Manager of the Mainframe Business Unit.

John Van Siclen has served as Senior Vice President, General Manager APM since November 2011. From August 2008 through October 2011, Mr. Van Siclen served as the Chief Executive Officer and President of dynaTrace Software, Inc. He joined Compuware in July 2011 with our acquisition of dynaTrace.

Kris F. Manery has served as Senior Vice President, Mainframe since June 2011. He also served as the General Manager of Mainframe from June 2011 through July 21, 2014. Mr. Manery joined Compuware in October 1985 as a Product Sales Representative. From April 1998 to December 2000, he served as a Sales Manager for North America Sales and from January 2001 through May 2011, he served as a Vice President in various roles, including Product Line Sales Management, Sales Development, Customer Relationship Management, Enterprise Products Management, Products Regional Management and Business Unit Management.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers
Compensation Discussion and Analysis

Executive Summary

Business Highlights

Fiscal 2014 was a transformational year for Compuware.  We have made great progress toward our strategic goal of transforming into a growth company and positioning ourselves for improved profitability. Some of our business performance and operational highlights in fiscal 2014 included:

•	Increased APM license revenue by 16%, total revenue by 9% and contribution margin by 761% year-over-year;
•	Boosted Mainframe maintenance renewals to 94%, the highest rate in the last five years;
•	Continued executing on the Board’s restructuring plan intended to eliminate $110 million to $120 million of administrative, general and non-core operational costs over fiscal years 2014-2015, accomplishing $56 million reduction in expenses in fiscal 2014, which was 25% higher than projected;
•	Completed the initial public offering of our Covisint Corporation subsidiary in September 2013;
•	Completed the sale of the Changepoint, Professional Services and Uniface Business Units ; and
•	Paid quarterly cash dividends totaling $0.50 per share.

Compensation Paid

Due to the results of operations for the year and consistent with our philosophy of linking a substantial portion of executive pay to Company performance, NEOs received a short-term cash bonus and a deferred-payment long-term cash bonus under the Executive Incentive Program, or EIP. One NEO received a salary increase early in fiscal 2014 and another NEO received a salary increase late in fiscal 2014. Otherwise, there were no salary increases for NEOs for fiscal 2014.

Executives received equity-based grants, some of which will vest only if performance targets derived from our long term business plan are satisfied and some of which are time-vested. The performance-based vesting provisions for stock options to executive officers were simplified beginning in fiscal 2014 under the EIP to include a single measurement date at the conclusion of a three-year period.

Retention and Severance Agreements

As noted above, fiscal 2014 was a transformational year for us. We pursued a number of strategic initiatives intended to deliver value to our shareholders, the execution of which required the focus and commitment of key personnel, including our NEOs. In addition to the work completed in fiscal 2014, in early fiscal 2015 we announced our intention to explore the potential separation of the Company’s APM and Mainframe business units to further enhance shareholder value. To ensure that key personnel, including NEOs, would remain with us and continue to execute on our strategic transformation, including the potential separation, the Compensation Committee and Board authorized the Company to enter into severance agreements and retention and transaction bonus agreements with such key personnel. As more fully described below, the severance agreements provide recipients with, among other things, specified lump sum severance payments, accelerated vesting of unvested equity awards and reimbursement for health and welfare benefits for a specified period of time in the event the recipient is terminated without cause or the recipient terminates employment for good reason within a specified period of time following a change in control of the Company. In addition, following the May 2014 announcement of our intention to explore a separation of the APM and Mainframe business units, the Compensation Committee and Board approved the award of retention and transaction bonus agreements to incentivize key personnel, including NEOs, to remain with the Company to continue the transformational work that was begun in fiscal 2014 and potentially execute the separation of those business units. The retention and transaction bonus arrangements are more fully described below.

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

The fundamentals of our executive compensation program remained the same for fiscal 2014. The program continues to emphasize pay for performance tied to corporate financial objectives and includes the following compensation best practices to the extent they support the Company’s strategic objectives:

•	we employ a market analysis of executive compensation relative to peer companies;
•	our compensation mix is generally weighted toward long-term incentives;
•	our restricted stock unit and stock option awards have long-term vesting schedules;
•	our form of equity grant agreements includes a “double-trigger” change-in-control mechanism wherein accelerated vesting occurs only if the participant’s employment is terminated under certain circumstances after a change-in-control transaction;
•	we adhere to stock ownership guidelines that require our senior management team and directors to hold a specific number of Compuware shares and unvested RSUs;
•	our claw-back policy provides that senior management may be required to return some or all incentive compensation to the Company under certain circumstances involving restatement of Compuware’s financial statements as determined by the Board;
•	our Long Term Incentive Plan prohibits the repricing of options without shareholder approval, except in connection with a corporate transaction involving the Company (including, without limitation, any stock dividend, stock split, reverse stock split, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination, statutory share exchange, acquisition of property or stock, or liquidation); and
•	we provide only limited perquisites to our executive officers.

In this section we will explain how our compensation programs are established and how they work with respect to our CEO, CFO and the other Named Executive Officers who served during fiscal 2014. In fiscal 2014, our NEOs included the following individuals:

•	Robert C. Paul, President (beginning June 26, 2013) and Chief Executive Officer
•	Joseph R. Angileri, Chief Financial Officer (beginning June 15, 2013), formerly President and Chief Operating Officer
•	Laura L. Fournier, former Executive Vice President and Chief Financial Officer
•	Daniel S. Follis, Jr., General Counsel, Corporate Secretary and Senior Vice President Human Resources
•	Kris F. Manery, Senior Vice President and General Manager, Mainframe Business Unit
•	John Van Siclen, Senior Vice President and General Manager, APM Business Unit

Ms. Fournier, who left the Company in May 2013, is included as an NEO because she served as our Chief Financial Officer during a portion of fiscal 2014. References in this discussion to the current NEOs are to the NEOs other than Ms. Fournier.

Mr. Manery remains employed as a Senior Vice President in the Mainframe Business Unit, but was replaced as the General Manager on July 21, 2014 by Christopher O’Malley who joined the Company as President of Mainframe Operations on that date.

Our performance-based compensation philosophy applies to all of our employees, but is especially relevant to the NEOs. We believe that our NEOs and other key employees should have a significant portion of their potential annual cash compensation tied to our performance as measured by profitability and sales goals. Additionally, we seek to align their ability to earn long-term incentives directly with the interests of our shareholders through the use of equity-based incentives.

Executive Compensation Elements

Type	Form		Terms
Cash	•	Salary	•	Generally reviewed annually and adjusted when individual and Company performance and/or peer group metrics would merit. Paid periodically regardless of Company performance.
	•	Annual Incentive Award	•	Pays a percentage of salary if specific pre-established performance targets are met as set forth in the EIP.
	•	Long-Term Performance Cash	•	Calculated as one-third of the value of the Long-Term Incentive Award component, earned and prorated based on actual performance and paid after two years of continued employment.
Equity	Long-Term Incentive Awards		Awarded annually as a percentage of salary as the equity component of the EIP.
	•	Stock Options	•	Vesting is performance-based, tied to attainment of three-year goals.
AND
	•	Restricted Stock Units (RSUs)	•	RSUs generally vest 25% per year over four years while employed.
Other	•	Employee Benefits	•	Customary medical, dental, life insurance, disability coverage, paid vacation, holidays and 401(k) matching contributions provided to all eligible employees.
	•	Perquisites	•	Tickets to sporting and special events, travel expenses for guest to Company events, automobile expense stipend.

How Executive Compensation Is Determined

The Compensation Committee establishes and administers our executive compensation program. The Compensation Committee periodically reviews the Company’s philosophy regarding compensation for key employees, including the NEOs. It also reviews and considers each element of compensation in making compensation determinations. Each year, the CEO evaluates the performance of the NEOs and other Company officers. Based on his evaluation, the CEO may recommend adjustments in base salary, the structure of the cash incentive plans and the magnitude and form of the equity grants. The Compensation Committee considers these recommendations when making compensation decisions regarding compensation for executive officers other than the CEO. The Compensation Committee independently assesses the performance of the CEO, analyzes relevant competitive data (recognized industry surveys and peer group information) and presents its recommendation regarding compensation for the CEO to the independent directors of the Board for their review and approval.

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

For fiscal 2014, the Compensation Committee selected and directly engaged Towers Watson to assist with its evaluation of compensation for our executives. In addition to the work performed at the request of the Compensation Committee, Towers Watson performed other services for the Company relating to executive compensation programs for Covisint Corporation, a subsidiary of the Company, for which it was paid an immaterial amount.

Towers Watson helped formulate our peer group, provided data on executive compensation practices and levels at the peer group companies, reviewed and made recommendations related to our overall compensation philosophy, and provided an evaluation of total compensation for our NEOs.

For fiscal 2014, our industry peers included the following companies:

Ansys, Inc.	Open Text Corporation
Black Box Corporation	Parametric Technology Corporation
BMC Software Inc.	Red Hat, Inc
Cadence Design Systems Inc.	Salesforce.com
Citrix Systems Inc.	Synopsys Inc
IHS Inc.	Teradata Corporation
Informatica Corporation	Tibco Software, Inc.
Mentor Graphics Corporation	VeriSign Inc.
MicroStrategy Inc.	VMWare Inc.

These companies were chosen because they are comparable to us with regard to revenue size, maturity level as established businesses, operating in the software industry and/or are direct competitors. The expertise and skills needed for executives at such companies are very similar to the skills required for our executives. Lawson Software, Inc., ModusLink Global Solutions, Inc., Novell Inc., Quest Software Inc. and SRA International were removed from the fiscal 2014 peer group because they no longer met the Company’s criteria for peer companies due to their changed business circumstances. Based on available data, Ansys, Inc., Informatica Corporation, Mentor Graphics Corporation, MicroStrategy Inc. and Red Hat, Inc. were added as peer companies in fiscal 2014 because they meet the criteria stated above.

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

Base salaries for fiscal 2014 were determined in accordance with the process described above. For fiscal 2014, there was no increase to base salary from fiscal 2013 levels for Messrs. Paul, Angileri and Manery or for Ms. Fournier. Mr. Follis received a 4.6 percent increase to his base salary in March 2014 in in connection with his assumption of additional management responsibilities for fiscal 2015. In recognition of the continued growth in revenue and contribution margin in the APM business unit, Mr. Van Siclen received a 20 percent increase to his base salary in May 2013 for fiscal 2014.

Executive Incentive Program

Annual and long-term incentive opportunities are generally provided under the Executive Incentive Program, or “EIP.” The Compensation Committee, in consultation with the CEO, annually approves performance criteria and goals for measuring corporate performance for use under the EIP.

The EIP is structured to: (1) base a significant portion of compensation on the attainment of Company performance targets; (2) align the financial interests of the participants with that of the Company and the shareholders; and (3) encourage the NEOs and other key employees to work together as a team to achieve specific annual financial goals. The NEOs and other key executives work closely together to formulate the Company’s strategy and oversee the implementation of that strategy.

Earning Opportunity Under EIP In Fiscal 2014

Based on an analysis of pay levels at our peer group companies and other benchmark data, and with the recommendation of Towers Watson, the Compensation Committee determined that the long-term incentive targets (as a percentage of salary) for our executive officers should remain the same as the prior fiscal year. The following table illustrates the annual and long-term incentive targets for fiscal 2014:

Officer Name and Position	FY14 Incentive Multiples (% of salary)
	Annual	Long-Term
Robert C. Paul, President and Chief Executive Officer	100%	200%
Joseph R. Angileri, Chief Financial Officer	100%	200%
Laura L. Fournier, former Chief Financial Officer	100%	175%
Daniel S. Follis, Jr., General Counsel, Secretary and Senior Vice President HR	100%	150%
Kris F. Manery, Senior Vice President and General Manager Mainframe	100%	100%
John Van Siclen, Senior Vice President and General Manager APM	100%	100%

For fiscal 2014, Messrs. Paul, Angileri and, Follis and Ms. Fournier (“Executive NEOs”) shared a common set of performance goals for the annual and long-term incentive targets, comprised of earnings per share (“EPS”) and revenue (“Revenue”). Messrs. Manery and Van Siclen, who are our Business Unit General Managers (“BU NEOs”) shared the same EPS performance goals as the Executive NEOs for the annual incentive target, as well as performance goals based on Revenue and Contribution Margin target for their respective business units. The BU NEOs’ long-term incentive target performance goals are the same as the Executive NEOs, comprised of EPS and overall corporate Revenue. All NEO incentive plans have goals with percentage levels established for minimum (threshold), target and maximum attainment. Each NEO’s earning opportunity at the target attainment percentage level is the sum of what we refer to as their “Annual EIP Target” and “Long-Term EIP Target.” Compared to other employees, our NEOs have the highest percentage of their total cash compensation tied to achieving the EIP performance targets due to their higher level of responsibility, consistent with our overall philosophy of basing pay on performance.

To ensure that we remain competitive with our peers in the market for executive talent, the Compensation Committee determined for fiscal 2014 that a combination of cash and equity should continue to be awarded as the long-term component of compensation. Specifically, the long-term EIP component is divided in thirds, with one third payable in cash as Long-Term Performance Cash, one third granted in performance-based stock options and one third granted in time-based RSUs.

To illustrate the annual and long-term incentive mix, the following tables provide hypothetical examples of the fiscal 2014 EIP components. The first table shows the various tiered targets for an Executive NEO with an annual salary of $500,000 and performance goals attained at target. The second table shows the various targets for BU NEOs, also assuming an annual salary of $500,000, with all performance goals attained at target.

EXECUTIVE NEO
	Annual Incentive Award				Long-Term Incentive Awards
Annual EIP Target	50% EPS	50% Revenue	Long-Term EIP Target	Long-Term EIP Total Value	33.3% Cash	33.3% Stock Option (1)	33.3% RSU (2)
100%	$250,000	$250,000	200%	$1,000,000	$333,334	$333,333	$333,333
100%	$250,000	$250,000	175%	$875,000	$291,666	$291,667	$291,667
100%	$250,000	$250,000	150%	$750,000	$250,000	$250,000	$250,000

BU NEO
	Annual Incentive Award					Long-Term Incentive Awards
Annual EIP Target APM BU	15% EPS	55% BU Revenue	30% BU Cont. Margin	Long-Term EIP Target	Long-Term EIP Total Value	33.3% Cash	33.3% Stock Option (1)	33.3% RSU (2)
100%	$75,000	$275,000	$150,000	100%	$500,000	$166,666	$166,667	$166,667
Annual EIP Target Mainframe BU	20% EPS	50% BU Revenue	30% BU Cont. Margin
100%	$100,000	$250,000	$150,000	100%	$500,000	$166,666	$166,667	$166,667

(1)	The number of shares awarded as stock options will be determined by applying a Black-Scholes option pricing model calculation to the target dollar value.
(2)	The number of share units awarded as RSUs will be determined by dividing the target dollar value by the fair market value (closing price on the date preceding the award date) of the Company’s common stock.

Performance Measures

The Compensation Committee approved performance under the fiscal 2014 EIP to be measured for Executive NEOs according to total Company Revenue and EPS for both annual and long-term incentive goals, and for BU NEOs according to Company EPS, BU Revenue and BU Contribution Margin for annual incentive goals, but according to total Company Revenue and EPS for long-term incentive goals. The long-term incentive measures for the BU NEOs were chosen because they reflect our philosophy of aligning a portion of executives officers’ compensation around a common set of Company-wide goals. The performance measures are defined as follows:

•	Revenue – defined as the sum of revenue from all software license, maintenance, subscription, professional services and application services arrangements recognized during the fiscal year in conformity with U.S. GAAP.

•	EPS – defined as net income, before the impact of unusual items (such as gain on divestiture of product lines; restructuring and related costs; and impairment of intangible assets), divided by the weighted average diluted shares outstanding for the year.

•	BU Revenue – defined as the sum of the business unit revenue from software license, maintenance, subscription and professional services recognized during the fiscal year in conformity with U.S. GAAP.

•	BU Contribution Margin – defined as BU Revenue, less operating expenses of the business unit, excluding certain administrative and general costs during the fiscal year.

We chose these performance measures because we believe that our share price will increase if we grow our sales (Revenue) profitably (EPS and Contribution Margin).

For fiscal 2014, there were three performance levels of attainment established for each of the EPS, total company Revenue, BU Revenue and BU Contribution Margin components (see chart below), with cash award amounts prorated between each performance level based on actual results. For example, if the Company met 100% of its EPS target and 100% of its Revenue target, the Executive NEO would receive an Annual Incentive Award equal to 100% of his or her base salary, half for meeting the EPS target and half for meeting the Revenue target. If performance were below the threshold level for either component, no cash award would be earned with respect to that component. If performance exceeded the maximum level, the cash award would be capped at the maximum payout level.

Performance Measure	Threshold 50% of NEO Award	Target 100% of NEO Award	Maximum 200% of NEO Award
EPS ($)	.31	.40	.43
Revenue ($)	962,000,000	1,024,000,000	1,064,000,000
APM Revenue ($)	329,000,000	350,000,000	364,000,000
APM Contribution Margin ($)	27,000,000	30,000,000	33,000,000
Mainframe Revenue ($)	305,000,000	319,000,000	333,000,000
Mainframe Contribution Margin ($)	213,000,000	234,000,000	253,000,000

 All performance levels were formulated by executive management using the fiscal year business plan for the Company as a baseline. The fiscal year business plan was reviewed and approved by the Board. Once the fiscal year business plan was approved, the performance levels applicable to the EIP were then reviewed and approved by the Compensation Committee.

The fiscal year 2014 performance targets for the EIP were set in May 2013. Due to the transformation of our business, in particular the divestitures of the Changepoint, Professional Services and Uniface business units at the beginning of the fourth quarter, the full-year targets became a less meaningful measure of the Company’s actual performance. To take this transformation into consideration, the Compensation Committee approved a revised framework for the EIP targets in March 2014. Specifically, the fiscal 2014 EIP targets were restructured under two components for the Executive NEOs: Component 1 representing 75% of the original target and measuring EPS and Revenue for the three quarters, or nine months, during which the Company was operating as “old Compuware,” prior to the divestitures; and Component 2 representing 25% of the original target and measuring Revenue and Contribution Margin for the last quarter, or 3 months, during which the Company operated as “new Compuware,” comprised of the remaining APM, Mainframe and Covisint business units. Contribution Margin is defined as the sum of the APM, Mainframe and Covisint margins for the fourth quarter of fiscal 2014. The BU Revenue and BU Contribution Margin performance measures for the BU NEOs were not modified, however, the EPS performance measure was pro-rated to conform to the EPS measure as described above in Component 1.

Based on the same ratios used to set the original fiscal 2014 EIP targets, the following tables reflect the adjusted performance measurements and attainment levels.

Component 1 – Nine-Month Plan

Performance Measure	Threshold 50% of NEO Award	Target 100% of NEO Award	Maximum 200% of NEO Award
EPS ($)	.21	.27	.29
Revenue ($)	700,000,000	745,000,000	774,000,000

Component 2 – Fourth-Quarter Plan

Performance Measure	Threshold 50% of NEO Award	Target 100% of NEO Award	Maximum 200% of NEO Award
Contribution Margin ($)	59,000,000	76,000,000	82,000,000
Revenue ($)	200,000,000	213,000,000	221,000,000

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

A NEO whose employment terminates due to disability or death prior to the end of the fiscal year is entitled to a prorated payment of the Annual Incentive Award, based on the number of full months of employment during the fiscal year, if the applicable performance goal(s) are otherwise satisfied for the fiscal year. Any such prorated Annual Incentive Award would be paid to the NEO or to the NEO’s designated beneficiary or legal representative at the same time as all other Annual Incentive Awards payments. Unless the Compensation Committee determines otherwise, an Annual Incentive Award is forfeited if the NEO’s employment terminates for any reason other than disability or death before the payment date.

The Long-Term Performance Cash is forfeited if the NEO’s employment is terminated voluntarily or involuntarily after the two-year period referenced above but before payment of the cash award is made, unless the Compensation Committee determines otherwise or the termination is caused by death or disability. However, under the NEO severance agreements as described in detail below, any Long-Term Performance Cash that has been allocated to the NEO for a completed fiscal year shall be paid if the NEO’s employment is terminated by the Company without cause or by the NEO for good reason within a prescribed period of time following a change in control of the Company.

In fiscal 2014, the Company’s performance for the first three quarters of the fiscal year as “old Compuware” met the maximum level for EPS and exceeded the minimum thresholds for Revenue under Component 1 of the revised EIP framework. For purposes of the EIP, we achieved an EPS of $.30 (or 200% of target) and $706 million (or 57% of target) in Revenue as “old Compuware.” Under Component 2 of the revised EIP framework for Executive NEOs, the Company’s performance for the fourth quarter of the fiscal year as “new Compuware” did not meet the minimum threshold for Contribution Margin or Revenue. The APM BU achieved $372.3 million in BU Revenue, which did not meet the minimum threshold for BU Revenue, and exceeded the minimum threshold for BU Contribution Margin, achieving $28.4 million (74% of target) in BU Contribution Margin. The Mainframe BU achieved $296.4 million in BU Revenue, which did not meet the minimum threshold for BU Revenue, and exceeded the minimum threshold for BU Contribution Margin, achieving $222 million (71.1% of target) in BU Contribution Margin. As a result, a portion of the Annual Incentive Award and the Long-Term Performance Cash under the EIP for fiscal 2014 was earned and paid to current NEOs in accordance with these results.  The earned payouts were determined as a percentage of the target bonus amounts calculated by dividing each of the performance measure results by four (quarters), multiplying by the number of quarters for which the performance measure applied (three quarters for Component 1 and one quarter for Component 2), multiplying by the percentage that each performance goal comprises of the total Annual Target, and finally adding together the results for each performance measure. The table below illustrates this formula:

	Attainment Level (%)	Attainment per Quarter (%)	Applicable Quarters (#)	Adjusted Attainment (%)	Percent of Goal (%)	Award Payout (%)
Executive NEO Performance Measures
EPS award earned	200	50	3	150	50	75
Revenue award earned	57	14.25	3	42.75	50	21.375
Contribution Margin award earned	0	0	1	0	50	0
“New Compuware” Revenue award earned	0	0	1	0	50	0
Executive NEO Annual Payout Rate						96.375
Executive NEO Long-Term Payout Rate						96.375
APM BU NEO Performance Measures
EPS award earned	200	50	3	150	15	22.5
APM BU Revenue award earned	0	0	4	0	55	0
APM BU Contribution Margin award earned	74	18.5	4	74	30	22.2
APM BU NEO Annual Payout Rate						44.7
APM BU NEO Long-Term Payout Rate						96.375
Mainframe BU NEO Performance Measures
EPS award earned	200	50	3	150	20	30
Mainframe BU Revenue award earned	0	0	4	0	50	0
Mainframe BU Contribution Margin award earned	71.1	17.8	4	71.1	30	21.3
Mainframe BU NEO Annual Payout Rate						51.3
Mainframe BU NEO Long-Term Payout Rate						96.375

In accordance with the separation agreement described below, former CFO Laura Fournier did not receive any cash bonus under the fiscal 2014 EIP.

Although the Compensation Committee has the authority under the LTIP to grant discretionary bonuses from time to time, there were no discretionary bonuses paid to the NEOs in fiscal 2014.

Equity Awards

To enhance the link between creating shareholder value and long-term incentive compensation, the Compensation Committee may grant equity awards to our NEOs. The Committee believes equity awards are an excellent way to motivate key employees to improve our financial performance and drive stock price growth. The Committee grants equity awards to the NEOs based on each NEO’s contribution to the Company, the desire to promote strategic collaboration across the entire Company, and the need to maintain competitive compensation levels within our industry. Additionally, our approach to vesting is intended to enhance retention of key talent. Equity awards are made as part of the EIP each year and occasionally are also made outside the EIP when the Committee believes circumstances warrant further grants, such as the attainment of key strategic and operational objectives or the hiring, retention or promotion of key executives. EIP related equity grants are made as soon as practical in the new fiscal year after the Board has reviewed and approved our fiscal year financial plan and the Compensation Committee has reviewed and approved proposed salaries, EIP targets and equity awards to NEOs.

Stock options are awarded with an exercise price equal to the closing price of Compuware common stock on the last trading day immediately preceding the date of grant in accordance with the terms of our LTIP. Accordingly, stock options are inherently a form of performance-based compensation, as recognized under Internal Revenue Code Section 162(m), because they have value to the recipient only if the market price of the common stock increases after the date of grant. Historically, the stock option grants have generally vested over time provided that the participant remains continuously employed with the Company and have vested immediately upon a change in control of the Company or if the recipient dies or becomes disabled. If the recipient’s employment ceases for any other reason, the recipient’s right to shares of common stock subject to stock options will automatically terminate. Options expire ten years after the date of grant. The stock option awards are intended to align the recipient’s interests with those of our shareholders.

Restricted stock units are granted to retain key talent and to tie the long-term financial interests of executive officers to the interests of shareholders. Each restricted stock unit represents the right to receive one share of our common stock on the vesting date. The units typically vest annually in equal installments over a four-year period provided that the recipient remains continuously employed with the Company during that time. The RSUs also vest upon a change in control of the Company or if the recipient dies or becomes disabled. If the recipient’s employment ceases for any other reason, the recipient’s right to shares of common stock subject to unvested RSUs will automatically terminate. Once vested, the Company will issue one common share for each vested RSU. The RSUs have Dividend Equivalent Rights. Since the units have value in all market conditions, the vesting schedule provides a strong retention mechanism. The value of the underlying shares to be issued upon vesting, however, rises and falls with the market value of our common stock so that RSUs also align the interests of the recipient with our shareholders.

Fiscal 2014 Equity Awards under the EIP

As of May 16, 2013, the Compensation Committee approved the EIP related grants of stock options and RSUs to be made to Executive NEOs (other than the CEO). Grants to the CEO were approved by the independent members of the Board of Directors on May 16, 2013. On June 27, 2013, Compensation Committee approved the EIP related grants to the BU NEOs who were determined by the Board to be executive officers effective June 26, 2013. All of the May 16, 2013 and June 27, 2013 grants were made under the LTIP and the EIP for fiscal 2014 based on a formula in the EIP. Under the fiscal 2014 EIP, the total value of the NEO’s Long-Term Incentive Awards was determined by multiplying each NEO’s base salary by the NEO’s Long-Term EIP Target percentage. This amount is then divided by three to yield a Long-Term EIP equity target dollar value (“Equity Value”) for each of the two equity components and the cash component of the Long-Term Incentive Award (also referred to as Long-Term Performance Cash as discussed above). To determine the number of shares awarded as stock options, Equity Value is divided by the Black-Scholes value (((base salary * Long-Term EIP Target) / 3) / Black-Scholes value), with fractional shares being disregarded. These options have an exercise price equal to the fair market value of our stock on the date of grant. To determine the number of shares awarded as RSUs, the Equity Value was divided by the fair market value of our common stock as of the award date (((base salary * Long-Term EIP Target) / 3) / fair market value), with fractional shares being disregarded.

The stock options granted to the Executive NEOs, referred to as “Performance NQSOs,” vest only upon attainment of Company long-term performance goals based on Revenue and Operating Income in the third fiscal year following the date of grant (fiscal year 2016). Attainment of the performance targets will determine the number of shares for which the stock option would be exercisable. The total potential shares for which the Performance NQSOs may become exercisable are split equally between the Revenue and Operating Income performance goals. Revenue is defined in the same way as otherwise used in the EIP. Operating Income is defined as the income from operations as determined in accordance with U.S. GAAP, adjusted for certain items including, but not limited to, restructuring expenses and impairment of goodwill. The number of shares that can be earned will be prorated between the threshold and the target levels of attainment for each measurement category. The Revenue and Operating Income targets applicable to the Performance NQSOs granted in fiscal 2014 are aggressive, requiring compound annual growth rates from fiscal 2013 of 7% to 8% in Revenue and 27% to 30% in Operating Income.  While we believe these targets are achievable, reaching them, even at the threshold level, will require us to consistently deliver significant revenue growth and profitability in the applicable three-year period.

Following the close of fiscal year 2016, the Compensation Committee will determine the extent to which each of the performance targets has been attained based on the Company’s actual fiscal 2016 financial results. No additional shares will be earned if the target performance levels are exceeded. Unearned portions of the Performance NQSOs will be forfeited and cancelled. The earned portion of a Performance NQSO will vest on May 31, 2016. Prior to the performance vesting date, vesting of the entire Performance NQSO will be accelerated on the earlier of the death or disability of the participant, or if employment ends involuntarily other than for cause within twelve months following a change in control. If the Executive NEO’s employment ceases for any other reason, all unvested Performance NQSOs will automatically terminate. To the extent they become exercisable, the Performance NQSOs expire on the tenth anniversary of the date of grant.

The stock options granted on June 27, 2013 to the BU NEOs vest over time in equal installments on each of the first through fourth anniversaries of the grant date, and will become immediately exercisable in full on the earlier of the death or disability of the BU NEO or if employment ends involuntarily other than for cause within twelve months following a change in control. If the BU NEO’s employment ceases for any other reason, all unvested stock options will automatically terminate. These options expire 10 years after grant.

The formulas described above were chosen because they produce a number of options and restricted stock units that the Compensation Committee believes bear an appropriate relationship to the amount of cash incentive compensation and total compensation, enhance retention of key talent, and align with shareholder interests. The following table identifies the stock options and RSUs granted to NEOs under the fiscal 2014 EIP.

Name	June 1, 2013 Base Salary	Long- Term EIP Target	Equity Value ((Base Salary * Long-Term EIP Target) / 3)	FY14 EIP Equity Award Type	FY14 EIP Shares Awarded (#)	Year 1 Vest (#)	Year 2 Vest (#)	Year 3 Vest (#)	Year 4 Vest (#)
Robert C. Paul	$700,000	200%	$466,666 $466,666	Stock Option RSU	167,264 41,298	0 10,325	0 10,325	167,264 10,324	0 10,324
Joseph R. Angileri	$600,000	200%	$400,000 $400,000	Stock Option RSU	143,369 35,398	0 8,850	0 8,850	143,369 8,849	0 8,849
Laura L. Fournier	$550,000	175%	$320,833 $320,833	Stock Option RSU	114,994 28,392	0 7,098	0 7,098	114,994 7,098	0 7,098
Daniel S. Follis, Jr.	$382,500	150%	$191,250 $191,250	Stock Option RSU	68,548 16,925	0 4,232	0 4,231	68,548 4,231	0 4,231
Kris F. Manery	$275,100	100%	$91,700 $91,700	Stock Option RSU	34,867 8,826	8,717 2,207	8,717 2,207	8,717 2,206	8,716 2,206
John Van Siclen	$450,000	100%	$150,000 $150,000	Stock Option RSU	57,034 14,437	14,259 3,610	14,259 3,609	14,258 3,609	14,258 3,609

Fiscal 2014 Summary of EIP Awards

The following table summarizes the total actual cash incentives earned by and the equity incentives granted to the NEOs under the EIP for fiscal 2014.

	Annual Incentive Award			Long-Term Incentive Awards
Name	50% EPS (prorated)	50% Revenue (prorated)		33.3% Cash (prorated)	33.3% Stock Option (#)	33.3% RSU (#)
Robert C. Paul	$525,000	$149,625		$449,750	167,264	41,298
Joseph R. Angileri	$450,000	$128,250		$385,500	143,369	35,398
Laura L. Fournier	$0	$0		$0	114,994	28,392
Daniel S. Follis, Jr	$286,875	$81,759		$184,317	68,548	16,925
	20% EPS (prorated)	50% Revenue (prorated)	30% BU Cont. Margin (Prorated)
Kris F. Manery	$82,530	$0	$58,705	$88,376	34,867	8,826
	15% EPS (prorated)	55% BU Revenue (prorated)	30% BU Cont. Margin (Prorated)
John Van Siclen	$101,250	$0	$99,907	$144,563	57,034	14,437

Total Realized Compensation in Fiscal 2014

We believe it is helpful for our shareholders to understand what our top executives actually received in compensation in a given year. The table below reports the total compensation actually received (“Total Realized Compensation”) by each NEO during fiscal 2014. The amounts reported below differ substantially from the amounts reported in the Total column in the Summary Compensation Table in light of the SEC requirements for that table and should not be viewed as a substitute for those Total amounts. Total Realized Compensation includes salary, bonus payments, the value realized before taxes in fiscal 2014 from the vesting of RSUs and PSUs and the exercise of stock options (as also reflected in the Option Exercises and Stock Vested table), the cash incentives paid in fiscal 2014 that were earned under the EIP in prior fiscal years (fiscal 2011 Long-Term Performance Cash and Business Unit 2013 Annual Incentive Award) and all other compensation (from the Summary Compensation Table). Total Realized Compensation excludes the grant date fair value of unvested fiscal 2014 Stock Awards and Option Awards.

Name	Salary	Stock (RSUs and PSUs Vested)	Options (Exercised)	FY11 EIP Long-Term Cash (paid in FY14)	FY13 BU EIP Annual Incentive (paid in FY14)	Other (1)	Total Realized Compensation
Robert C. Paul	$700,000	$793,796	$911,489	$432,250	$0	$36,920	$2,874,455
Joseph R. Angileri	$600,000	$1,084,988	$691,251	$0	$0	$27,442	$2,403,681
Laura L. Fournier	$114,583	$2,177,256	$2,415,469	$332,500	$0	$456,875	$5,496,683
Daniel S. Follis, Jr.	$383,958	$187,320	$154,687	$116,375	$0	$27,545	$869,885
Kris F. Manery	$275,100	$48,163	$376,195	$0	$147,350	$17,886	$864,694
John Van Siclen	$443,750	$667,573	$539,834	$0	$120,504	$20,011	$1,791,672

(1)	See footnote 4 to the Summary Compensation Table, All Other Compensation for a description of the amounts included in this column.

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

Job Name	Target Share Ownership as % of salary for FY14
Chief Executive Officer	200%
Chief Financial Officer	150%
Other key executives	50%

In addition to directly owned stock, shares held in Company qualified savings plans and unvested RSUs are included in calculating ownership levels. Unexercised stock options do not count toward the ownership goals. All of the NEOs either have met these goals or are on track to meet them within the next two fiscal years.

Claw-Back Policy

One of the objectives of our compensation program is to make a substantial portion of compensation dependent on the Company’s overall financial performance. In the event of a financial restatement arising out of the willful actions, including without limitation fraud or intentional misconduct, or the gross negligence of any participant in the Company’s compensation plans or programs, including without limitation, cash award and stock incentive plans, welfare plans, or deferred compensation plans, it is the Board’s policy that the Compensation Committee shall have the authority to determine the appropriate action to take, which may include recoupment of previously awarded equity-based incentive compensation and/or previously paid cash compensation to a participant under such plans and programs.

Fiscal 2015 Equity Awards under the EIP

Effective May 1, 2014, the Compensation Committee approved a modification to the Long-Term Incentive target for fiscal 2015. As described above, the target value of Long-Term Incentive Awards is based upon a pre-determined multiple of base salary, divided in thirds, with one third payable in cash as Long-Term Performance Cash, one third granted in Performance NQSOs and one third granted in RSUs. Following a review and analysis of an independent compensation consultant, the Committee approved, and the Board approved for Robert C. Paul, Chief Executive Officer, upon the recommendation of the Committee, increases to the base salary multiples applicable to the long-term incentive component of the EIP. The table below illustrates the new multiples approved for fiscal 2015.

Officer Name and Position	FY15 Incentive Multiples (% of salary)
	Annual	Long-Term
Robert C. Paul, President and Chief Executive Officer	100%	400%
Joseph R. Angileri, Chief Financial Officer	100%	250%
Daniel S. Follis, Jr., General Counsel, Secretary and Senior Vice President HR	100%	225%
Kris F. Manery, Senior Vice President and General Manager Mainframe	100%	100%
John Van Siclen, Senior Vice President and General Manager APM	100%	250%

In addition, the Committee approved a change to the performance measures used in the fiscal 2015 EIP by replacing Earnings Per Share (“EPS”) with Operating Income (non-GAAP basis), defined as income from continuing operations (before other income and income taxes), and adjusted for the impact of certain items (such as gain/loss on divestiture of product lines; restructuring and related costs; advisory fees; stock compensation; amortization of acquired intangibles; and revenue and expenses associated with Covisint). The second performance measure in the fiscal 2015 EIP will be Revenue from continuing operations (excluding Covisint), defined as the sum of revenue from software license, maintenance, subscription and professional services arrangements recognized during the fiscal year in conformity with U.S. GAAP. The amount of the Annual Incentive Awards and Long-Term Performance Cash will be determined based on the attainment of fiscal 2015 goals set for Operating Income and Revenue.

Performance NQSO grants under the fiscal 2015 EIP are subject to the Company achieving specified performance targets for Revenue and Operating Income in fiscal year 2017. Up to 100% of the total shares subject to the stock option grant may become exercisable, with amounts split equally between the Revenue and Operating Income performance targets. The number of shares that can be earned will be prorated between the threshold and the target levels of attainment for each measurement category. The fiscal 2015 Performance NQSO grants otherwise have substantially the same terms as the fiscal 2014 grants.

The Compensation Committee approved grants of Performance NQSOs and RSUs to NEOs under the Plan and the FY15 EIP effective May 1, 2014. Grants to the CEO were approved by the independent members of the Board of Directors upon the recommendation of the Committee. The RSUs have the same terms as grants made in fiscal 2014. The options have an exercise price equal to the fair market value on the date of grant and have vesting and termination provisions described above. The table below identifies the grants made on May 1, 2014 to the NEOs who continue to serve as officers of the Company.

Officer Name and Position	RSUs	NQSOs
Robert C. Paul, President and Chief Executive Officer	90,090	376,344
Joseph R. Angileri, Chief Financial Officer	48,263	201,613
Daniel S. Follis, Jr., General Counsel, Secretary, and Senior Vice President HR	28,958	120,968
Kris F. Manery, Senior Vice President and General Manager Mainframe	8,851	36,976
John Van Siclen, Senior Vice President and General Manager APM	36,197	151,210

Also effective May 1, 2014, the Compensation Committee approved special retention incentive equity grants of 350,000 non-qualified stock options (“NQSO”) with an exercise price equal to the fair market value on the grant date and 225,000 RSUs under the Plan to John Van Siclen based on the need to retain his services as the leader of our growth oriented business unit and to further align his interests with those of our shareholders by tying a significant portion of his compensation to our share price. The amount of the grant was determined following a review of existing Company equity held by our other top executives, which showed that Mr. Van Siclen’s equity awards were significantly less than other senior executives. The terms of the NQSO and RSU agreements are the same as those described above under Equity Awards, with the exception of the vesting schedule. Both grants vest as follows: forty percent vest on the first anniversary and thirty percent vest on each of the second and third anniversaries.

Effective June 1, 2014, to provide incentives for Messrs. Paul, Angileri and Follis to remain with the Company throughout fiscal 2015 and execute on the Company’s strategic transformation, including pursuit of a potential separation of the Company’s APM and Mainframe business units, the Compensation Committee approved retention and transaction bonus agreements with Messrs. Paul, Angileri and Follis. Upon recommendation by the Compensation Committee, the independent directors of the Board authorized the retention and transaction arrangements with the CEO, Mr. Paul. These agreements provide: (A) a retention bonus in the amount of one-hundred percent of the officer’s target annual bonus, payable one-half cash and one-half in restricted stock units which shall vest upon the earliest of: (i) March 31, 2015; (ii) a change in control of the Company and corresponding termination of employment (as such terms are defined in the amended and restated Severance Agreements); or (iii) involuntary termination without cause; and (B) a transaction cash bonus payable in a lump sum in an amount equal to a multiple of the executive officer’s annual base salary, contingent upon the completion of a transaction or series of transactions pursuant to which the Company ceases to own substantially all of the assets of both its APM and Mainframe business units, whether by way of spin off, one or more sales of subsidiaries or assets, or otherwise. The applicable multiples (Mr. Paul – two times, Mr. Angileri – one and one-half times, and Mr. Follis – one times) were approved by the Committee based on the recommendation of Towers Watson following its’ review and analysis of market data and practices related to transaction-based awards.

Employee Benefits and Other Perquisites

Benefit Programs

The Company provides customary benefits such as medical, dental and life insurance and disability coverage to each NEO and all other eligible employees. The Company also provides vacation and other paid holidays to all employees, including the NEOs, which are comparable to those provided at similar companies.

Qualified Plans

Since 1986, the Company has maintained a qualified defined contribution plan known as the Employee Stock Ownership Plan, or “ESOP”, and 401(k) Salary Reduction Arrangement, or “401(k)”. All U.S. employees are eligible to participate immediately upon hire in the 401(k). The NEOs are eligible to contribute a portion of their salaries to the 401(k). The Company matches one-third of the first 6% of salary contributed by each participant to the 401(k), including NEO participants.

The Company occasionally makes discretionary contributions of Company stock to the ESOP. While the Company no longer contributes shares of Company stock to the accounts of the executive officers, the NEOs continue to hold shares in their ESOP accounts and from time to time receive a pro rata allocation of the value of partial shares and interest earnings accumulated by the plan administrator in the form of common shares. There was no such allocation made in fiscal 2014.

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

Use of Automobiles

Under a Motorsports Sponsorship Agreement between the Company and General Motors Corporation (the “GM Marketing Agreement”), GM provided the Company with the option to use nine automobiles. Some of the NEOs were granted the use of automobiles under the GM Marketing Agreement for which the participating NEO paid the maintenance costs incurred and the Company paid the insurance costs. For each NEO using one of these automobiles, an equivalent “lease value” was reported as IRS Form W-2 imputed income. The incremental cost to the Company is the employment tax assessed on the imputed income plus the insurance cost. The Company terminated the Motorsports Sponsorship Agreement effective December 31, 2013.

Beginning in January 2014, to replace the benefits of the GM Marketing Agreement for the use of automobiles, the Executive NEOs are provided a $1,500 per month automobile allowance to cover their expenses for the purchase or lease of an automobile, insurance and maintenance.

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

The Company leased a 25% share of a jet owned by an unrelated third party for business purposes at a flat monthly management fee. On occasion, the Company allows NEOs to use the jet for personal purposes. For each flight, the Company is charged a flat rate for each flight hour, catering fees for food and beverage, a variable fuel charge and local transportation (collectively, “Flight Expense”). When an NEO uses the jet for personal travel or personal business, the NEO is required to reimburse the Company for the Flight Expense charged to the Company. Therefore, there is no incremental cost to the Company for personal use of the jet. In fiscal 2014, there were no personal flights booked on the leased jet. Our obligations under the lease terminated effective March 21, 2014.

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

Termination of Employment

Employment or Severance Arrangements

We have not entered into any employment agreements with any of our current NEOs. We have from time to time entered into severance arrangements with executives leaving the Company. Historically, we have not had a formal policy of providing salary and/or benefits continuation associated with either a change in control or termination of employment, with the exception of the provisions in our outstanding stock option grants, RSU and PSU awards that accelerate vesting upon death, disability or a change in control and the provisions of our EIP (which is subject to the LTIP) that provide prorated payment of Annual Incentive Awards and accelerated payment of earned Long-Term Performance Cash upon death or disability. Instead, such arrangements are made and structured based on individual circumstances, such as the recipient’s tenure and position. We do not provide any tax gross-ups if the value of accelerated stock options, RSUs or PSUs exceeds the limits in the Code relating to “golden parachute” payments.

In view of the Company’s on-going transformation efforts and in the face of distractions arising from the potential of a change in control, the Board determined that fostering the continued employment of key management personnel was in the best interest of shareholders and that appropriate steps should be taken to reinforce and encourage the dedication and performance of such key personnel. For these reasons, in fiscal 2013 the Compensation Committee authorized the Company to enter into change in control severance agreements with certain executives, including each of the NEOs. The independent directors of the Board subsequently authorized entering into such severance agreement with CEO, Robert C. Paul. Severance Agreements were executed by the relevant executives on March 15, 2013.

Under the material terms of these agreements, if an executive’s employment is terminated other than for cause within a specified period of time following a change in control of Compuware, the executive would be entitled to receive a lump sum severance payment in cash equal to a multiple of the sum of (i) base salary and (ii) target annual bonus under any applicable annual bonus or incentive plan. In addition, the executive would be entitled to receive, for a specified period immediately following the date of termination for the executive and any dependents, health, life, disability and accident insurance benefits at no greater after-tax cost than the after-tax cost to the executive immediately prior to termination. See “Potential Payments Upon Termination or Change in Control – Severance Agreements” for the table that illustrates the variable terms of the Severance Agreements executed by the executives.

On October 28, 2013, based on an analysis of market and peer data by Towers Watson, the Compensation Committee and Board approved certain modifications to the Severance Agreements previously entered into with Robert Paul and Joseph Angileri to provide for severance payments and continued benefits upon certain terminations of employment not related to a change in control of the Company and to make certain other modifications. On May 22, 2014, the Compensation Committee and Board authorized the Company to amend and restate the Severance Agreements previously entered into with certain executive officers of the Company, including Robert Paul, Joseph Angileri, Daniel Follis and John Van Siclen, who are NEOs for fiscal 2014 and 2015. These amendments were made to address the potential consequences of the separation of our APM and Mainframe business units. See “Potential Payments Upon Termination or Change in Control – Severance Agreements” for a description of the amended severance agreements.

On June 14, 2013, the Company entered into a separation agreement with Ms. Fournier in connection with her retirement, the terms of which are described below. The June 14, 2013 agreement superseded and replaced the change in control severance agreement with Ms. Fournier dated March 15, 2013, and was provided to her in recognition of her twenty-three years of service to the Company. In addition, the agreement provides that the non-compete and non-solicitation restrictions applicable to Ms. Fournier shall continue for one year following her separation, and further provides that Ms. Fournier releases all claims she may have against the Company. Under her separation agreement, Ms. Fournier is entitled to receive: (i) her net salary, as in effect at the time of her departure, in semi-monthly installments through December 15, 2014; (ii) reimbursement of COBRA continuation coverage premium payments through December 31, 2014; and (iii) $273,350 for her Long-Term Performance Cash deferred under the Company’s FY12 Executive Incentive Agreement. In addition, all of Ms. Fournier’s vested and unvested stock options, restricted stock units and performance units granted on or before May 15, 2013 will continue to vest and/or be exercisable through the expiration date set forth in the applicable grant agreements as if she remained employed by the Company.

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

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” (“CD&A”) section of this Form 10-K, as amended. Based on such review and discussion, the Compensation Committee recommended to the Board that the CD&A be included in this Form 10-K, as amended.

By the Compensation Committee,
William O. Grabe
Faye Alexander Nelson
Jennifer J. Raab
Lee D. Roberts

Summary Compensation Table

The following table sets forth information concerning the compensation of (1) our Chief Executive Officer, (2) our Chief Financial Officer and former Chief Financial Officer, and (3) each of our three other most highly compensated executive officers who were serving as executive officers on March 31, 2014 for services rendered by them during the fiscal years shown.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($) (5)
Robert C. Paul	2014	700,000	466,666	0	1,124,375	36,920	2,327,961
Chief Executive Officer	2013	700,000	466,663	0	0	26,849	1,193,512
	2012	691,667	408,329	9,562,491	1,180,375	13,740	11,856,602

Joseph R. Angileri	2014	600,000	400,000	0	963,750	27,442	1,991,192
Chief Financial	2013	600,000	399,993	0	0	26,774	1,026,767
Officer & Treasurer	2012	470,455	2,849,991	12,047,263	1,011,750	1,870	16,381,329

Laura L. Fournier	2014	114,583	320,833	0	0	456,875	892,291
Former Executive Vice President	2013	550,000	320,830	0	0	5,272	876,102
& Chief Financial Officer	2012	541,667	256,659	256,639	859,100	2,004	1,916,069

Daniel S. Follis, Jr.	2014	383,958	191,250	0	552,951	27,545	1,155,704
Senior Vice President,	2013	381,250	191,240	0	0	8,121	580,611
General Counsel &
Secretary
Kris F. Manery	2014	275,100	91,500	92,725	229,611	17,886	706,822
Senior Vice President,
General Manager, Mainframe
John Van Siclen	2014	443,750	150,000	151,676	345,720	20,011	1,111,157
Senior Vice President,
General Manager, APM

(1)	Represents the award date fair value associated with RSUs awarded in the respective fiscal years, calculated in accordance with ASC No. 718-10 “Share Based Payment,” excluding any forfeiture adjustments. The assumptions we used to calculate these amounts are discussed in Note 1 to our audited consolidated financial statements included in this Annual Report on Form 10-K, as amended. The value of Dividend Equivalent Right units are not included in the table, consistent with the valuations and assumptions reflected in our income statements.

The amount for Mr. Angileri in fiscal 2012 includes the award date fair value of the special one-time RSU award in connection with his hiring.

(2)	Represents the grant date fair value associated with stock options awarded in the respective fiscal years, calculated in accordance with ASC No. 718-10 “Share Based Payment,” excluding any forfeiture adjustments. These amounts do not necessarily represent the amount of the benefit, if any, that the option holder may realize from the exercise of options. The assumptions we used to calculate these amounts are discussed in Note 1 to our audited consolidated financial statements included in this Annual Report on Form 10-K, as amended. The amounts for the 2013 and 2014 performance-vested options represent the value based upon the probable outcome of the performance conditions, consistent with the amount used in our financial statements, excluding estimated forfeitures. The table below shows the value of the performance options if the highest level of performance conditions is achieved.

Name	Year	Option Award ($)
Robert C. Paul	2014	473,441
	2013	467,223
Joseph R. Angileri	2014	405,806
	2013	400,478
Laura L. Fournier	2014	325,491
	2013	321,215
Daniel S. Follis, Jr.	2014	194,025
	2013	191,478

The amounts for Mr. Paul and Mr. Angileri in fiscal 2012 include the grant date fair value of options to purchase Compuware stock under special one-time grants in connection with the implementation of Compuware’s succession plan.

(3)	The table below shows the component amounts of non-equity incentive payments made to the NEOs under the EIP in fiscal 2014, 2013 and 2012. The fiscal 2014 Annual Incentive Award was paid in May 2014 and payment of the fiscal 2014 Long-Term Performance Cash is deferred until April 2016. The fiscal 2012 Annual Incentive Award was paid in May 2012 and payment of the fiscal 2012 Long-Term Performance Cash was deferred until April 2014. All deferred Long-Term Performance Cash is paid only if the recipient meets the continuing employment condition described in “Compensation Discussion and Analysis.”

Name	Year	EIP Annual Incentive Award ($)	EIP Long-Term Performance Cash ($)	Total ($)
Robert C. Paul	2014	674,625	449,750	1,124,375
	2013	0	0	0
	2012	745,500	434,875	1,180,375
Joseph R. Angileri	2014	578,250	385,500	963,750
	2013	0	0	0
	2012	639,000	372,750	1,011,750
Laura L. Fournier	2014	0	0	0
	2013	0	0	0
	2012	585,750	273,350	859,100
Daniel S. Follis, Jr.	2014	368,634	184,317	552,951
	2013	0	0	0

Kris F. Manery	2014	141,235	88,376	229,611
John Van Siclen	2014	201,157	144,563	345,720

(4)	All Other Compensation includes 401(k) matching contributions and amounts for perquisites such as use of automobiles, insurance and maintenance; auto stipend; travel bonus, which is a portion of the savings to the Company when using personal frequent-flyer miles to obtain plane tickets for business travel; tickets to sporting and special events; and travel expenses for spouses to certain Company conferences and events. Perquisites have been valued for purposes of these tables on the basis of 100% of the aggregate incremental cost to the Company. The amount in fiscal 2014 for Ms. Fournier includes $453,231 of severance pay and COBRA premium reimbursements from June 2013 through March 2014. Her severance compensation continues through December 31, 2014.

(5)	See “Total Realized Compensation in Fiscal 2014” in “Compensation Discussion and Analysis” for a report of the compensation actually received by each NEO during the fiscal year.

Grants of Plan-Based Awards

The following table shows both the range of cash awards that could have been earned and the actual equity awards granted to the NEOs during fiscal 2014.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan Awards (#) (2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All other Stock Awards: Number of Shares of Stock or Units (#) (3)	All other Option Awards: Number of Securities Under-lying Options (#) (4)	Exercise or base price of option awards ($/Sh) (5)	Closing Market Price on Grant Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(6)
Robert C.	05/16/13				66,906	167,264	167,264			11.30	11.24	0
Paul	05/16/13							41,298			11.24	466,666
		291,667	1,166,667	2,333,333
	06/19/2013 (7)							2,859			10.97	31,251
	09/25/2013 (7)							2,633			11.20	28,831
	12/20/2013 (7)							1,330			11.13	14,777
	03/24/2014 (7)							1,420			10.45	14,943
Joseph R.	05/16/13				57,347	143,369	143,369			11.30	11.24	0
Angileri	05/16/13							35,398			11.24	400,000
		250,000	1,000,000	2,000,000
	06/19/2013 (7)							2,983			10.97	32,601
	09/25/2013 (7)							1,876			11.20	20,538
	12/20/2013 (7)							1,870			11.13	20,772
	03/24/2014 (7)							1,997			10.45	21,006
Laura L.	05/16/13				45,998	114,994	114,994			11.30	11.24	0
Fournier	05/16/13							28,392			11.24	320,833
		217,708	870,833	1,741,667
	06/19/2013 (7)							1,190			10.97	13,010
	09/25/2013 (7)							707			11.20	7,738
	12/20/2013 (7)							591			11.13	6,568
	03/24/2014 (7)							631			10.45	6,642
Daniel S.	05/16/13				24,419	68,548	68,548			11.30	11.24	0
Follis, Jr.	05/16/13							16,925			11.24	191,250
		143,438	573,750	1,147,500
	06/19/2013 (7)							577			10.97	6,307
	09/25/2013 (7)							491			11.20	5,379
	12/20/2013 (7)							490			11.13	5,440
	03/24/2014 (7)							523			10.45	5,501
Kris F.	06/27/13								34,867	10.39	10.44	92,725
Manery	06/27/13							8,826			10.44	91,700
		36,680	366,800	733,600
	06/19/2013 (7)							182			10.97	1,986
	09/25/2013 (7)							232			11.20	2,539
	12/20/2013 (7)							231			11.13	2,568
	03/24/2014 (7)							247			10.45	2,597
John Van	06/27/13								57,034	10.39	10.44	151,676
Siclen	06/27/13							14,437			10.44	150,000
		45,000	600,000	1,200,000
	06/19/2013 (7)							1,776			10.97	19,408
	09/25/2013 (7)							1,921			11.20	21,039
	12/20/2013 (7)							1,915			11.13	21,279
	03/24/2014 (7)							1,344			10.45	14,135

(1)	Amounts shown in the table represent potential amounts that could have been earned under the EIP for performance in fiscal 2014. Actual dollar amounts paid are disclosed and reported in the Summary Compensation Table as Non-Equity Incentive Plan Compensation. The Annual Incentive Award earned in fiscal 2014 was paid in early fiscal 2015 and the Long-Term Performance Cash earned in fiscal 2014 will be paid in early fiscal 2016 if the recipient meets the continuing employment condition described above. For more information regarding the corporate goals for fiscal 2014, see “Compensation Discussion and Analysis – Executive Incentive Program.”

(2)	The awards are stock options that are subject to the Company achieving specified performance targets for Revenue and Operating Income as described above in “Compensation Discussion and Analysis - How Executive Compensation Is Determined – Equity Awards – Fiscal 2014 Equity Awards under the EIP.” Up to 100% of the option shares may be earned to the extent the performance goals based upon fiscal 2016 financial results are met. Partial vesting will occur if performance exceeds the threshold but are less than the target level.

(3)	The awards are RSUs that vest in equal annual installments over four years as set forth above in “Compensation Discussion and Analysis - How Executive Compensation Is Determined – Equity Awards – Fiscal 2014 Equity Awards under the EIP.”

(4)	The June 27, 2013 awards are stock options that vest in equal annual installments over four years as set forth above in “Compensation Discussion and Analysis – How Executive Compensation Is Determined – Equity Awards – Equity Awards under the EIP” for the Business Unit General Managers.

(5)	All options granted in fiscal 2014 have an exercise price equal to the grant date fair market value, as defined in the LTIP (the closing sale price on the trading date immediately preceding the grant date).

(6)	The assumptions we used to calculate the RSU and option amounts shown are in accordance with ASC No. 718-10 “Share Based Payment” as discussed in Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. The fair value for each RSU is calculated based on the grant date fair market value, as defined in the LTIP (the closing sale price on the trading date immediately preceding the grant date). The amounts for the options represent the value based upon the probable outcome of the performance conditions. See Note 2 to the Summary Compensation Table.

(7)	The amounts shown represent the Dividend Equivalent Rights accrued on the unvested RSUs upon each payment of cash dividends. Dividend Equivalent Rights become exercisable proportionately with the RSUs to which they relate. Each Dividend Equivalent Right is granted in the form of additional RSUs and is the economic equivalent of one share of Compuware common stock.

Equity-Based Awards

Grants of Company equity-based awards are made under the Company’s LTIP. A limited number of options to purchase Covisint common stock have also been granted under the Covisint LTIP. The Company currently has reserved an aggregate of 41,500,000 of its common shares to be awarded under the Company’s LTIP, and Covisint has reserved 7,500,000 of its common shares for issuance under the Covisint LTIP, in each case subject to adjustment for forfeitures, cancellations, expirations and other terminations, and for changes made to the outstanding common shares by reason of any mergers, stock splits or similar transactions. The Company’s LTIP is administered by its Compensation Committee and the Covisint LTIP is administered by its board of directors (though compensation paid to individuals who are executive officers of the Company is also subject to oversight by the Company’s Compensation Committee). The administrator of each plan may grant stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units, performance-based cash or stock awards and cash incentive awards under the respective plan. The terms of each award are set forth in a written agreement with the recipient. All employees and directors of the Company and its subsidiaries who are selected by the Compensation Committee in its sole discretion from time to time are eligible to participate in the Company’s LTIP. Similarly, all employees and directors of Covisint, any of its subsidiaries or the Company who are selected by its board from time to time are eligible to participate in the Covisint LTIP. The following describes the Company’s LTIP and Covisint LTIP. Share amounts and exercise prices relating to Covisint have been adjusted in this Annual Report on Form 10-K, as amended, to reflect its 30 for 1 stock split effective May 23, 2013.

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

On October 1, 2013, the initial public offering of Covisint Corporation was consummated, resulting in the vesting of 140,845 PSUs held by Ms. Fournier (all of which were settled for shares of the Company’s common stock) and the Covisint stock options held by Mr. Paul.

Outstanding Equity Awards at Fiscal Year End

The following table shows all outstanding equity awards held by the NEOs as of March 31, 201

		Option Awards								Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable (1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)		Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
Robert C. Paul	06/22/2005	81,840						7.245	06/22/2015
	08/22/2006	85,000						7.280	08/22/2016
	11/08/2007	85,000						9.400	11/08/2017
	04/17/2008	500,000						7.850	04/17/2018
	12/07/2009	615,000	(4)					1.730	08/25/2019
	07/01/2011	48,961		48,960				9.760	07/01/2021
	08/23/2011	2,100,001		899,999	(5)			7.520	08/23/2021
	09/10/2012					11,204	(6)	10.140	09/10/2022
	05/16/2013					66,906	(6)	11.300	05/16/2023
	04/14/2010	-		-				-	-	19,709		206,945
	07/01/2011	-		-				-	-	21,896		229,908
	09/10/2012	-		-				-	-	36,130		379,365
	05/16/2013	-		-				-	-	43,230		453,915
Joseph R. Angileri	06/20/2011	1,624,204		900,000	(5)			9.430	06/20/2021
	07/01/2011	41,966		41,966				9.760	07/01/2021
	09/10/2012					9,603	(6)	10.140	09/10/2022
	05/16/2013					57,347	(6)	11.300	05/16/2023
	06/20/2011	-		-				-	-	83,253		874,157
	07/01/2011	-		-				-	-	18,768		197,064
	09/10/2012	-		-				-	-	30,969		325,175
	05/16/2013	-		-				-	-	37,054		389,067
Laura L. Fournier	11/08/2007	90,000						9.400	11/08/2017
	07/01/2011	30,776		30,774				9.760	07/01/2021
	09/10/2012					7,703	(6)	10.140	09/10/2022
	04/14/2010	-		-				-	-	15,161		159,191
	07/01/2011	-		-				-	-	13,763		144,512
	09/10/2012	-		-				-	-	24,840		260,820
Daniel S. Follis, Jr.	11/08/2007	18,000						9.400	11/08/2017
	04/17/2008	161,120						7.850	04/17/2018
	09/02/2008	22,500						11.430	09/02/2018
	07/01/2011	14,988		14,987				9.760	07/01/2021
	09/10/2012					4,591	(6)	10.140	09/10/2022
	05/16/2013					27,419	(6)	11.300	05/16/2023
	04/14/2010	-		-				-	-	5,306		55,713
	07/01/2011	-		-				-	-	6,702		70,371
	09/10/2012	-		-				-	-	14,806		155,463
	05/16/2013	-		-				-	-	17,716		186,018
Kris F. Manery	04/10/2008	250,000						7.220	04/10/2018
	07/01/2011	10,472		10,471				9.760	07/01/2021
	09/01/2012	5,598		16,793				9.990	09/01/2022
	09/27/2012					5,000	(6)	9.730	09/27/2022
	06/27/2013			34,867				10.390	06/27/2023
	07/01/2011	-		-				-	-	4,683		49,172
	09/01/2012	-		-				-	-	7,206		75,663
	06/27/2013	-		-				-	-	9,134		95,907
John Van Siclen	02/24/2012	180,000		120,000	(5)			8.680	02/24/2022
	09/01/2012	7,631		22,891				9.990	09/01/2022
	09/27/2012					10,000	(6)	9.730	09/27/2022
	01/21/2013	160,000		240,000	(5)			11.000	01/21/2023
	06/27/2013			57,034				10.390	06/27/2023
	09/01/2012	-		-				-	-	9,823		103,142
	01/21/2013	-		-				-	-	89,657	(5)	941,399
	06/27/2013	-		-				-	-	14,941		156,881

(1)	Unless otherwise noted, 25% of the options become exercisable on each of the first through fourth anniversary of the date of grant. The options become 100% exercisable in the event of death, disability or a change in control.

(2)	Unless otherwise noted, 25% of the RSUs vest on each of the first through fourth anniversary of the date of grant, or immediately in the event of death, disability or a change in control. Amounts shown include the Dividend Equivalent Right units allocated to the unvested RSUs with each dividend payment.

(3)	Based upon the closing price of Compuware’s shares of common stock on the NASDAQ Global Select Market on March 31, 2014 (i.e., the last trading day of our fiscal year) of $10.50.

(4)	These options represent the right to purchase Covisint common stock and vested on October 1, 2013 at the close of the Covisint IPO. They are exercisable as follows: (i) 40% of the stock options will be exercisable during the first calendar year following the year in which a Covisint IPO occurs, (ii) 30% of the stock options will be exercisable during the second such calendar year, and (iii) 30% of the stock options will be exercisable during the third such calendar year. Following a change in control of Covisint, the stock options will become fully exercisable until the later of 85 days following the date of the change in control or December 27th of the year in which such change in control occurs, but in no event after August 25, 2019. Notwithstanding the foregoing, in the event Mr. Paul’s employment is terminated after the option has become exercisable as a result of his death or disability or by the Company without cause, any vested option that was not otherwise forfeited or expired prior to such date, will be exercisable until the later of 85 days following the date of such termination or December 27th of the year in which such termination occurs, but in no event after August 25, 2019. If Mr. Paul terminates his employment voluntarily, he may only exercise that portion of his Covisint stock option that would otherwise have been exercisable during the calendar year in which he terminates according to the offering exercise schedule described above, until the later of 85 days following the date of such termination or December 27th of the year in which such termination occurs, and in no event after August 25, 2019. The remainder of Mr. Paul’s option that would not be exercisable in accordance with the preceding sentence would expire upon such voluntary termination of employment. In the event the Company terminates Mr. Paul’s employment for cause, the stock options will terminate immediately (whether vested or unvested) and will no longer be exercisable.

(5)	40% of the grants become exercisable on the first anniversary of the date of grant, and 30% of the grants vest on each of the second and third anniversary of the date of grant. The grants become 100% exercisable in the event of death, disability or a change in control.

(6)	The vesting provisions for the performance-based options are discussed above in “Compensation Discussion and Analysis - How Executive Compensation Is Determined – Equity Awards – Fiscal 2014 Equity Awards under the EIP.” For options granted on 09/10/2012, up to 50% of the option shares may be earned for fiscal 2014, up to 25% of the option shares may be earned for fiscal 2015 and the remaining 25% of the option shares may be earned upon attainment of the fiscal 2015 target goal. The earned portion of the option, if any, will vest on May 31, 2015. For options granted on 09/27/2012, 25% of the option shares were cancelled for fiscal 2013 when it was determined that the goal was not attained, up to 25% of the option shares may be earned for fiscal 2014, up to 25% of the option shares may be earned for fiscal 2015 and the remaining 25% of the option shares may be earned upon attainment of the fiscal 2015 target goal. The earned portion of the option, if any, will vest on May 31, 2015. For options granted on 05/16/2013, up to 100% of the option may be earned upon attainment of the fiscal 2016 target goal. The earned portion of the option, if any, will vest on May 31, 2016. In accordance with the applicable SEC rule, the amount in the table represents only the shares that would vest upon attainment of the threshold performance level.

Option Exercises and Stock Vested

The following table sets forth information concerning stock options exercised and RSUs vested during fiscal 2014 by each of the NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($) (2)
Robert C. Paul	290,000	911,489	71,719	793,796
Joseph R. Angileri	475,796	691,251	99,483	1,084,988
Laura L. Fournier	703,759	2,415,469	195,076	2,177,256
Daniel S. Follis, Jr.	50,000	154,687	16,832	187,320
Kris F. Manery	104,169	376,195	4,583	48,163
John Van Siclen	128,722	539,834	62,232	667,573

(1)	The value is the actual gain realized by subtracting the option price from the market price received at the time of exercise multiplied by the number of shares.
(2)	The value is based on the fair market value of common stock on the day of vesting (defined as the closing sale price on the trading date immediately preceding the vest date) multiplied by the number of units vesting. Units vesting include the RSU and the Dividend Equivalent Rights units allocated to the award.

Potential Payments Upon Termination or Change in Control

Equity Vesting Acceleration

Except for the agreements described below, we have not entered into employment agreements with any of the current NEOs. However, the NEOs have unvested options and RSUs that would immediately become exercisable due to their death or permanent disability, a change in control of the Company or a termination of employment without cause following a change in control of the Company. The following table shows the value of the options and RSUs that would have become exercisable by each NEO if, on March 31, 2014, they were to die or become disabled or there were a change in control of the Company. The Option Amount was determined by multiplying the difference between $10.50 (the closing market price on March 31, 2014) and the option exercise price by the number of unvested options that would have vested due to such an event. Options with an exercise price of $10.50 or more and options that fully vested prior to March 31, 2014, were disregarded. The RSU Amount was calculated by multiplying the number of unvested units by $10.50 (the closing market price on March 31, 2014).

Name	Option Amount ($)	RSU Amount ($)
Robert C. Paul	4,824,963(1)	1,270,133
Joseph R. Angileri	1,028,629	1,785,463
Laura L. Fournier	50,504	564,523
Daniel S. Follis, Jr.	27,621	467,564
Kris F. Manery	49,023	220,742
John Van Siclen	294,098	1,201,422

(1)	For Mr. Paul, the Option Amount also includes the amount associated with accelerated exercisability of vested Covisint stock options. Such amount was determined by multiplying the difference between $7.33 (the closing market price of Covisint on March 31, 2014) and the option exercise price by the number of vested but unexercisable options that would have become exercisable due to death, disability, change in control or involuntary termination without cause.

Severance Agreements

As described in the Compensation Discussion and Analysis section of this Annual Report on Form 10-K, as amended, the Company entered into severance agreements with our NEOs in March 2013, referred to as the March 2013 Severance Agreements. These agreements provided for severance cash payments and other benefits if the NEO experienced a qualifying termination of employment within a specified period of time following a change in control of the Company.  Subject to the amendments described below, these Agreements terminate on the earlier of December 31, 2014 or 24 months following the date on which a change in control occurs. Beginning January 1, 2014 and each January thereafter, the termination date would have been automatically extended for one additional year unless notice was given by the Company or the NEO no later than September 30 of the preceding year not to extend the term. The table below illustrates the variables contained in each NEO’s March 2013 Severance Agreement used to calculate the lump sum severance payment, the component amounts of such payment and the duration of continued welfare benefits.

Name	Lump Sum Payment Multiple	Salary Severance Payment	Target Annual Bonus Severance Payment	Total Lump Sum Severance Payment	Period of Welfare Benefit Coverage
Robert C. Paul	200%	1,400,000	1,400,000	2,800,000	24 months
Joseph R. Angileri	150%	900,000	900,000	1,800,000	18 months
Laura L. Fournier	150%	825,000	825,000	1,650,000	18 months
Daniel S. Follis, Jr.	100%	400,000	400,000	800,000	12 months
Kris F. Manery	100%	275,100	275,100	550,200	12 months
John Van Siclen	100%	450,000	450,000	900,000	12 months

As of June 14, 2013, the Company entered into an agreement and release with Ms. Fournier in connection with her retirement pursuant to which she will receive: (i) her current net salary through December 15, 2014; (ii) reimbursement of COBRA continuation coverage premium payments through December 31, 2014; and (iii) $273,350 for her deferred Long-Term Performance Cash under the Company’s fiscal 2012 EIP. In addition, all of Ms. Fournier’s vested and unvested stock options, restricted stock units and performance units granted on or before May 15, 2013 will continue to vest and/or be exercisable through the expiration date set forth in the applicable agreements as if she remained employed by the Company. This agreement supersedes and replaces her March 2013 Severance Agreement.

On October 28, 2013, Compuware amended and restated the March 2013 Severance Agreements previously entered into with Mr. Paul and Mr. Angileri to add severance protections for certain terminations of employment not related to a change in control and to make other modifications. On May 22, 2014, the Company further amended and restated the severance agreements previously entered into with Messrs. Paul, Angileri, Follis and Van Siclen. The amended and restated severance agreements provide for severance protections upon certain terminations of employment in connection with a “change in control,” the definition of which was modified. The agreements were also modified to provide that:  (i) all unvested stock options held by the executive officer on the date of a qualified termination shall vest and become exercisable on such date, with the amount to be vested to be determined as if all applicable performance metrics had been achieved at the target level, and all stock options held by the executive officer on such date shall remain outstanding until their regularly-scheduled expiration date, determined as if the executive officer's employment had not terminated; (ii) all unvested restricted stock units held by the executive officer on the date of a qualified termination shall vest on such date; and (iii) all long-term cash awards held by the executive officer on the date of a qualified termination shall vest on such date, with the amount to be vested to be determined as if all applicable performance metrics had been achieved at the target level.

The material terms and conditions of the severance agreements as currently in effect for Messrs. Paul, Angileri, Follis and Van Siclen are summarized below.  Mr. Manery’s March 2013 severance agreement remains unchanged.

Term. The revised severance agreements for Messrs. Paul and Angileri commenced on the date executed and will continue in effect through December 31, 2016 and then will be automatically extended for consecutive one-year periods each subsequent January 1 unless, not later than 15 months prior to the expiration of the then-current term, the Company or the executive officer shall have given notice not to extend the term. If a change in control of the Company (as defined in the revised severance agreement) occurs during the term, the term will expire 24 months following the date of the change in control. The revised severance agreements for Messrs. Follis and Van Siclen commenced on the date executed and will continue in effect through the later of June 15, 2015 or 12 months following a change in control.

Severance. If the executive officer experiences a “qualifying termination”, the Company will provide the executive officer with the following severance payments and benefits:

•	a cash lump sum payment in an amount equal to a multiple of the sum of the executive officer’s annual base salary and the target annual cash bonus (two times for Mr. Paul, one and one-half times for Mr. Angileri, and one times for Messrs. Follis and Van Siclen);

•	the continuation of life, disability, accident and health insurance benefits substantially similar to those provided to the executive officer immediately prior to the date of termination for a 24-month period for Mr. Paul, an 18-month period for Mr. Angileri, and a 12-month period for Messrs. Follis and Van Siclen, along with a reimbursement so that the after-tax cost of such benefits to the executive officer is the same as before termination; and

•	a cash payment in an amount equal to any unpaid incentive compensation which has been allocated or awarded to the executive officer for a prior year and which is contingent only on continued employment and an amount equal to the pro rata portion of the award the executive officer would have earned with respect to the year in which the termination occurs.

Qualifying Termination. A “qualifying termination” means the executive officer’s employment is terminated by the Company for any reason other than for cause, death or disability or the executive officer resigns with good reason, in either case, during the term of the revised severance agreement.

Good Reason. A resignation with “good reason” generally means the assignment of duties materially inconsistent with the executive’s status or a substantial adverse alteration in the nature or status of the executive’s responsibilities, a reduction in base salary, a relocation of greater than 25 miles and certain failures of the Company to pay compensation and benefits otherwise due or to fulfill certain contractual obligations.

Change in Control.  A “change in control” generally will be deemed to have occurred if: (a) any third party acquires 35% or more of the Company's outstanding securities; (b) a majority of the current directors cease to serve on the board; (c) there is a merger or consolidation of the Company with any other corporation, other than a merger or consolidation immediately following which the individuals who comprise the board immediately prior thereto constitute at least a majority of the board of directors of the Company or the surviving entity, or a merger or consolidation effected to implement a recapitalization of the Company; (d) a complete liquidation or dissolution of the Company or a sale or disposition by the Company of substantially all of the Company's assets; or (e) the Company ceases to own substantially all of the assets of both its APM and Mainframe business units, whether by way of spin off, one or more sales of subsidiaries or assets, or otherwise.

Section 280G. If payments and benefits provided to the executive officer would constitute an “excess parachute payment” for purposes of Section 280G of the Code, the executive officer will either have his payments and benefits reduced to the highest amount that could be paid without triggering Section 280G or receive the after-tax amount of his payment and benefits, whichever results in the greater after-tax benefit, taking into account the excise tax imposed under Section 4999 of the Code and any applicable federal, state and local taxes.

Executive’s Covenants. The executive officer agrees, following a potential change in control to remain employed until the earlier of (a) a change in control, (b) six months after a potential change in control or (c) the executive officer’s termination of employment by the Company.

Compensation of Directors

Standard Director Compensation Arrangement

At the beginning of each fiscal year, each of the non-employee directors received an annual cash retainer of $52,500. Non-employee directors appointed to the Board during the fiscal year receive prorated cash retainers based on the number of months in the fiscal year during which they will serve. In addition, the Chairman of the Board receives an additional $100,000 retainer and each non-employee director who served as the chairperson of a Board committee receives an annual retainer as follows: $30,000 for Audit Committee chair, $25,000 for Compensation Committee chair and $15,000 for Nominating/Governance Committee chair. Each non-employee director who served as a committee member also received annual committee member retainers of $15,000 for Audit Committee members, $12,500 for Compensation Committee members and $7,500 for Nominating/Governance Committee members. There are no fees paid for meeting attendance, although we reimburse non-employee directors for out-of-pocket expenses they incur for director-related education and for attending Board and committee meetings.

Directors were also permitted to defer the receipt of all or a portion of their cash compensation if they had made a written election to do so prior to the end of the previous calendar year pursuant to the 2005 Non-Employee Directors’ Deferred Compensation Plan (the “Deferred Compensation Plan”). Amounts deferred were converted to Restricted Stock Units (“Deferred Compensation RSUs”) under the Long Term Incentive Plan (“LTIP”) that may be settled only in common shares, with each unit representing one share of common stock. The number of Deferred Compensation RSUs awarded to a director was calculated by dividing the amount of fees the director elected to defer by the fair market value of a share of Company common stock on the date the fees otherwise would have been paid. Deferred Compensation RSUs are 100% vested on the award date and underlying shares are issued at the rate of one common share per unit within 30 days of the date the director ceases to be a member of the Board (unless removed for cause) or upon a change in control of the Company. If approved by the Compensation Committee, participating directors may receive an earlier settlement in the event of an “unforeseeable emergency” that qualifies as a permissible distribution event for purposes of Section 409A of the Internal Revenue Code of 1986 (the “Code”). Holders of these RSUs are entitled to receive additional RSUs with a value equal to dividends declared and paid by the Company, if any, prior to issuance of the related shares upon settlement (“Dividend Equivalent Rights”).

In addition to the cash compensation described above, directors also receive a grant on each April 1 of $140,000 of Restricted Stock Units (“Annual RSUs”) under the LTIP, which may be settled only in common shares. Directors appointing during the fiscal year are granted an Annual RSU for a prorated amount based on the number of months in the fiscal year during which they will serve. In January 2014, the Compensation Committee recommended to the Board and the Board approved an increase in the value of the Annual RSU to $200,000 per year. The increase was made effective January 31, 2014 and a supplemental Annual RSU award was granted for a prorated amount of the $60,000 increase. The number of Annual RSUs awarded to a director is calculated by dividing the value of the award by the fair market value of a share of Company common stock on the date the award is granted. The Annual RSUs vest and underlying shares are issued at the rate of one common share per unit on the earliest of (i) the date before the first annual shareholders meeting following the grant date, (ii) the date the director ceases to be a member of the Board due to death or disability, or (iii) a change in control of the Company, in each case unless the director has previously elected to defer receipt of the shares until the director ceases to be a member of the Board. Annual RSUs also have Dividend Equivalent Rights. Annual RSUs that are not vested when the holder ceases to be a member of the Board for any other reason immediately terminate and are forfeited.

RSUs are not transferable and a holder does not have voting or other rights of shareholders until the underlying shares are issued.

Director Compensation Table

The following table sets forth information concerning the compensation during fiscal 2014 of our non-employee directors

Name	FY14 Fees Earned or Paid in Cash ($) (1)	FY14 Stock Awards ($) (2)	FY14 Option Awards ($) (3)	Total ($)
Dennis W. Archer	65,000	150,000	0	215,000
Gurminder S. Bedi	182,500	150,000	0	332,500
Jeffrey J. Clarke	17,500	56,667	0	74,167
John G. Freeland	0	0	0	0
David G. Fubini	65,000	150,000	0	215,000
William O. Grabe	85,000	150,000	0	235,000
Frederick A. Henderson	90,000	150,000	0	240,000
Faye Alexander Nelson	60,000	150,000	0	210,000
Glenda D. Price	67,500	140,000	0	207,500
Jennifer J. Raab	17,500	56,667	0	74,167
Lee D. Roberts	67,500	150,000	0	217,500
G. Scott Romney	52,500	150,000	0	202,500
Stephen F. Schuckenbrock	0	0	0	0
Ralph J. Szygenda	65,000	140,000	0	205,000

(1)	Includes amounts converted to Deferred Compensation RSUs pursuant to the Deferred Compensation Plan. The table below shows, for each director who has deferred compensation under this arrangement, the number of Deferred Compensation RSUs at the beginning of the fiscal year, the number of Deferred Compensation RSUs awarded during the fiscal year, the amount of compensation deferred, the number of Dividend Equivalent Right units allocated on outstanding RSUs, the number of RSUs and associated Dividend Equivalent Right units released and the number and value of Deferred Compensation RSUs held at fiscal year-end based on the closing price of our common stock on March 31, 2014. The value of Dividend Equivalent Right units are not included separately in the table, consistent with the valuations and assumptions reflected in our income statements.

Name	Deferred Comp RSU Balance as of 3/31/2013 (#)	Deferred Comp RSUs Awarded in Fiscal 2014 (#)	Grant Date Fair Value of Deferred Comp RSUs Awarded in Fiscal 2014 ($)	Dividend Equivalent Right Units Allocated in Fiscal 2014 (#)	Deferred Comp RSUs Released in Fiscal 2014 (#)	Deferred Comp RSU Balance as of 3/31/2014 (#)	Deferred Comp RSU Value as of 3/31/2014 ($)
Dennis W. Archer	36,112	5,280	65,000	1,246	42,638	0	0
Jeffrey J. Clarke	0	1,592	17,500	37	0	1,629	17,105
William O. Grabe	53,933	7,004	85,000	2,143		63,080	662,340
Faye Alexander Nelson	28,329	0	0	872		29,201	306,611
Glenda D. Price	17,557	2,401	30,000	458	20,416	0	0
G. Scott Romney	2,765	0	0	129	2,894	0	0

(2)	Amounts shown for the non-employee directors are the Grant Date Fair Market Value relating to the Annual RSU awards granted in fiscal 2014, determined in accordance with the Accounting Standards Codification (“ASC”) No. 718-10 “Share-Based Payment”. The assumptions we used to calculate these amounts are discussed in Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2014. The table below shows the number of Annual RSUs held by each director at the end of fiscal 2013, the number of Annual RSUs awarded during fiscal 2014, the grant date fair value of awards made during fiscal 2014, the number of Dividend Equivalent Right units allocated on outstanding Annual RSUs, the number of Annual RSUs and associated Dividend Equivalent Right units released and the number and value of Annual RSUs held at year-end by each director based on the closing price of our common stock on March 31, 2014. The value of Dividend Equivalent Right units are not included separately in the table, consistent with the valuations and assumptions reflected in our income statements.

Name	Annual RSU Balance as of 3/31/2013 (#)	Annual RSUs Awarded in Fiscal 2014 (#)	Grant Date Fair Value of Annual RSUs Awarded in Fiscal 2014 ($)	Dividend Equivalent Right Units Allocated in Fiscal 2014 (#)	Annual RSUs Released in Fiscal 2014 (#)	Annual RSU Balance as of 3/31/2014 (#)	Annual RSU Value as of 3/31/2014 ($)
Dennis W. Archer	155,901	12,207	150,000	3,832	171,940	0	0
Gurminder S. Bedi	153,421	12,207	150,000	3,832	0	169,460	1,779,330
Jeffrey J. Clarke	0	5,245	56,667	110	0	5,355	56,228
John G. Freeland	0	0	0	0	0	0	0
David G. Fubini	0	12,934	150,000	570	0	13,504	141,792
William O. Grabe	155,901	12,207	150,000	3,832	0	171,940	1,508,370
Frederick A. Henderson	27,354	12,207	150,000	1,815	0	41,376	434,448
Faye Alexander Nelson	153,421	12,207	150,000	3,832	0	169,460	1,779,330
Glenda D. Price	153,421	11,208	140,000	1,876	166,505	0	0
Jennifer J. Raab	0	5,245	56,667	110	5,355	0	0
Lee D. Roberts	0	12,934	150,000	570	13,504	0	0
G. Scott Romney	128,547	12,207	150,000	2552	143,306	0	0
Stephen F. Schuckenbrock	0	0	0	0	0	0	0
Ralph J. Szygenda	53,715	11,208	140,000	1,492	66,415	0	0

(3)	There were no options granted to non-employee directors during fiscal 2014. The table below shows the number of shares underlying the options to purchase Company stock held by each director at March 31, 2014. Share amounts have been adjusted to reflect a 30 for 1 split of the common stock of Covisint Corporation, an 80%-owned subsidiary of the Company, effective May 23, 2013. Actual gains, if any, on stock option exercises will depend on overall market conditions and the future performance of the Company and its common stock.

Name	Aggregate Number of CPWR Stock Options Outstanding at 3/31/2014 (#)	Aggregate Number of Covisint Stock Options Outstanding at 3/31/2014 (#)
Gurminder S. Bedi	10,000	0
William O. Grabe	10,000	100,500
Ralph J. Szygenda	0	33,500

Equity Ownership Guidelines – Non-Employee Directors

The Board believes it is in the best interest of the Company's shareholders for the non-employee directors to have a substantial investment in our common stock. As a result, the non-employee directors are required to hold or purchase a minimum value of our common stock based on years of service as follows: $40,000 in year 1; $80,000 in year 2; $120,000 in year 3; $160,000 in year 4; and $200,000 in year 5 and beyond. Non-employee directors are expected to hold such shares during the remainder of their term of office. RSUs are taken into account in determining whether the director satisfies the above minimum ownership requirements. The date for determining compliance with the policy is the last day of the trading window under the Company’s insider trading policy that precedes the end of the first fiscal quarter of the subsequent fiscal year (for fiscal 2014, this determination date was June 16, 2014). The units are valued for this purpose based on the market value of the common stock on the determination date. As of the determination date for fiscal 2014, all of the non-employee directors serving for the entirety of fiscal 2014 exceeded the applicable minimum ownership requirement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Major Shareholders

The following table shows, as of the close of trading on July 1, 2014, the beneficial ownership of our common shares by all directors and executive officers as a group who were serving as such on that date, by each current director and nominee, by each executive officer named in the Summary Compensation Table and by all persons known to us to beneficially own more than 5% of our outstanding common shares. The number of shares beneficially owned is determined according to Securities and Exchange Commission (“SEC”) rules and is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares that the individual has sole or shared right to vote or dispose of and also any shares that the individual has the right to acquire on July 1, 2014, or within 60 days thereafter, through the exercise of any stock option or other right. Except as otherwise noted, each beneficial owner identified in the table below has sole voting and dispositive power for the shares shown in the table.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Joseph R. Angileri	2,795,949		1.3%
Gurminder S. Bedi	206,628		*
Jeffrey J. Clarke	12,857		*
Daniel S. Follis, Jr.	243,654		*
Laura L. Fournier	391,499		*
John G. Freeland	0		-
David G. Fubini	13,673		*
William O. Grabe	392,147		*
Frederick A. Henderson	41,895		*
Kris F. Manery	298,721		*
Faye Alexander Nelson	207,719		*
Robert C. Paul	3,885,556		1.7%
Jennifer J. Raab	5354		*
Lee D. Roberts	13,503		*
Stephen F. Schuckenbrock	0		-
John Van Siclen	346,985		*
All current executive officers and directors as a group (15 persons)	8,464,641		3.9%
BlackRock, Inc.	14,587,270	(2)	6.6%
Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc.	21,000,000	(3)	9.5%
Paulson & Co., Inc.	14,250,000	(4)	6.5%
The Vanguard Group, Inc.	11,585,922	(5)	5.3%

*	Less than 1%

(1)	The column includes shares held for officers and directors through our Employee Stock Ownership Plan and 401(k) Salary Reduction Arrangement (collectively, the “ESOP”) and shares that the individual has the right to acquire on July 1, 2014, or within 60 days thereafter pursuant to stock options or restricted stock unit (“RSU”) awards, as set forth below, and excludes all other unvested stock options, RSUs and performance stock units (“PSUs”).

Name	ESOP Shares	Option Shares	RSUs (a)
Joseph R. Angileri	0	2,520,325	0
Gurminder S. Bedi	0	10,000	170,543
Jeffrey J. Clarke	0	0	12,857
Daniel S. Follis, Jr.	1,500	204,102	0
Laura L. Fournier	21,661	136,163	0
John G. Freeland	0	0	0
David G. Fubini	0	0	13,673
William O. Grabe	0	10,000	244,901
Frederick A. Henderson	0	0	41,895
Kris F. Manery	10,641	280,023	0
Faye Alexander Nelson	0	0	199,989
Robert C. Paul	73	3,825,281	0
Jennifer J. Raab	0	0	0
Lee D. Roberts	0	0	0
Stephen F. Schuckenbrock	0	0	0
John Van Siclen	0	344,990	0
All current executive officers and directors as a group	12,214	7,330,884	683,858

(a)	RSUs awarded as a component of director compensation are 100% vested and, under settlement deferral elections executed by each director, will be payable in common stock within 30 days after the date the director ceases to be a member of the Board. Mr. Freeland, Ms. Raab and Mr. Roberts declined a deferral election and, as a result, the RSUs they hold, plus any Dividend Equivalent Right units allocated thereto, will vest and be settled in common stock on the day before the next annual meeting.

(2)	Based solely on a Schedule 13G/A filed by BlackRock, Inc. with the SEC on January 28, 2014, disclosing ownership as of December 31, 2013. The address of BlackRock, Inc. is 40 East 52nd Street, New York, New York 10022. According to the Schedule 13G, BlackRock, Inc. has sole voting power for 13,732,647 shares and sole dispositive power for 14,587,270 shares.

(3)	Based solely on a Schedule 13D/A filed by Elliott Associates, L.P. with the SEC on February 19, 2014, disclosing ownership as of February 14, 2014. The address of Elliott Associates, L.P. is 40 West 57th Street, New York, New York 10019. The Schedule 13D/A was filed collectively by Elliott Associates L.P. and its wholly-owned subsidiaries (“Elliott”), Elliott International, L.P. (“Elliott International”) and Elliott International Capital Advisors (“EICA”). According to the Schedule 13D/A, Elliott has sole voting and sole dispositive power for 7,350,093 shares. Elliott International and EICA share with each other voting and dispositive power for an additional 13,649,907 shares.

(4)	Based solely on a Schedule 13G filed by Paulson & Co. Inc. with the SEC on February 14, 2014, disclosing ownership as of December 31, 2013. The address of Paulson & Co. Inc. is 1251 Avenue of the Americas, New York, New York 10020. . According to the Schedule 13G, Paulson & Co. Inc. has the sole voting and dispositive power for 14,250,000 shares. Paulson & Co. Inc.is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and disclaims beneficial ownership of the shares that are owned by the investment funds and accounts they manage.

(5)	Based solely on a Schedule 13G/A filed by The Vanguard Group, Inc. with the SEC on February 12, 2014, disclosing ownership as of December 31, 2013. The address of The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. According to the Schedule 13G/A, The Vanguard Group, Inc. has sole voting power for 132,852 shares, sole dispositive power for 11,467,770 shares and shared dispositive power for 118,152 shares.

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

The Company employed the adult son of G. Scott Romney, who served as a director of the Company until the March 2014 annual meeting, as a sales executive through December 30, 2013. This individual, who does not reside with and is not supported financially by Mr. Romney, earned compensation during fiscal 2014 of $162,709, which was commensurate with his peers. Mr. Romney’s son was employed on an “at will” basis and compensated on the same basis as the Company’s other employees of similar function, seniority and responsibility without regard to his relationship with Mr. Romney.

Mr. Romney is a partner in the law firm of Honigman Miller Schwartz and Cohn LLP. We engaged the Honigman firm to perform legal services in fiscal 2014 and paid professional fees to the firm totaling $2,113,091.

 Our Board has determined that Gurminder S. Bedi, Jeffrey J. Clarke, John G. Freeland, David G. Fubini, William O. Grabe, Frederick A. Henderson, Faye Alexander Nelson, Jennifer J. Raab, Lee D. Roberts and Stephen F. Schuckenbrock meet the independence requirements of NASDAQ in connection with their service on the Board and any committee of the Board of which they are a member. From time to time, the Company has made charitable contributions in amounts we deem immaterial to organizations with which certain of our directors have affiliations. The Company also engages occasionally in immaterial transactions in the ordinary course of business for the sale of the Company’s products and services to, or the purchase of services from, entities affiliated with the directors on the same terms offered to other customers or clients. The Board determined that none of the foregoing transactions or relationships would interfere with the exercise of independent judgment by these directors in carrying out their responsibilities.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP (“Deloitte”) has acted as our independent registered public accounting firm since fiscal 1991 and audited our consolidated financial statements for fiscal 2014. Subject to the shareholders' ratification, the Audit Committee has selected Deloitte to be our independent auditors for the fiscal year ending March 31, 2015. Before appointing Deloitte as our independent auditors to audit our books and accounts for the fiscal year ending March 31, 2015, the Audit Committee carefully considered the firm's qualifications as our independent auditors. Deloitte is registered by the Public Company Accounting Oversight Board as a registered public accounting firm.

Independent Auditor Fees

The following table sets forth the fees billed by Deloitte for services rendered to the Company for the last two fiscal years.

Fee Category	Fiscal 2014 Fees ($)	Fiscal 2013 Fees ($)
Audit fees	2,665,630	2,303,382
Audit-related fees	1,187,410	1,730,265
Tax fees	1,316,639	1,473,334
All other fees	17,906	32,951
Total fees	5,187,585	5,539,932

Audit Fees

The aggregate audit fees billed by Deloitte were for professional services rendered for the audit of our annual financial statements and the reviews of the interim financial statements included in our Forms 10-Q. The amounts in the table include $515,000 in fiscal 2014 and $504,000 in fiscal 2013 for services relating to Deloitte's audits of the effectiveness of internal controls over financial reporting.

Audit-Related Fees

Audit-related fees are for services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” In fiscal 2014, these fees included $979,890 for professional services related to the separate audits, quarterly reviews and registration statement on Form S-1 for Covisint Corporation and $207,520 for professional services rendered for process control audits. In fiscal 2013, these fees included $1,475,575 for professional services related to the separate audits and registration statement on Form S-1 for Covisint Corporation and $254,690 for professional services rendered for process control audits.

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

In its review of non-audit services and its appointment of Deloitte to serve as the Company's independent registered public accounting firm for fiscal 2015, the Audit Committee considered whether the provision of such services is compatible with maintaining Deloitte's independence. The Audit Committee reviewed and considered the nature of the non-audit services provided by Deloitte to Compuware and determined the services were permitted under applicable rules, and does not consider the provision of such services by Deloitte to be incompatible with Deloitte's independence.

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

100

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Detroit, State of Michigan on July 29, 2014.

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

*10.156	Form of Severance Agreement with Robert C. Paul and Joseph R. Angileri dated as of October 28, 2013 (Company’s Form 10-Q for the quarterly period ended September 30, 2013)
10.157	Nomination and Standstill Agreement with Elliot Associates, L.P. Elliott International, L.P. and Elliott International Capital Advisors Inc. (Company Form 8-K filed January 9, 2014)
21.1	Subsidiaries of the Registrant †
23.1	Consent of Independent Registered Public Accounting Firm †
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †
31.3	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ††
31.4	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ††
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

†	Previously furnished or filed with the Company’s Annual Report on Form 10-K for fiscal 2014.

††	Filed herewith.