Form 10-Q
period 2014-06-30
COMPUWARE CORP
filed 2014-08-07
CIK 859014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 5, 2014, there were outstanding 220,139,809 shares of Common Stock, par value $.01, of the registrant.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	June 30,	March 31,
ASSETS	2014	2014

CURRENT ASSETS:
Cash and cash equivalents	$275,514	$300,059
Accounts receivable, net	288,031	385,232
Deferred tax asset, net	36,770	35,871
Income taxes refundable	4,519	4,161
Prepaid expenses and other current assets	27,629	27,231
Total current assets	632,463	752,554

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	283,107	287,013

CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	96,868	98,762

ACCOUNTS RECEIVABLE	165,010	168,875

GOODWILL	647,445	648,546

DEFERRED TAX ASSET, NET	16,582	16,514

OTHER ASSETS	24,613	24,845

TOTAL ASSETS	$1,866,088	$1,997,109

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$14,133	$14,251
Accrued expenses	75,448	107,452
Income taxes payable	16,249	33,093
Deferred revenue	354,683	382,558
Total current liabilities	460,513	537,354

DEFERRED REVENUE	274,482	302,565

ACCRUED EXPENSES	19,927	19,765

DEFERRED TAX LIABILITY, NET	33,857	36,391
Total liabilities	788,779	896,075

SHAREHOLDERS' EQUITY:
Common stock	2,200	2,193
Additional paid-in capital	837,773	828,264
Retained earnings	229,037	257,236
Accumulated other comprehensive loss	(7,648)	(6,915)
Total Compuware shareholders' equity	1,061,362	1,080,778
Non-controlling interest	15,947	20,256
Total shareholders' equity	1,077,309	1,101,034

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,866,088	$1,997,109

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	June 30,
	2014	2013
REVENUES:
Software license fees	$26,687	$31,743
Maintenance fees	88,460	87,162
Subscription fees	19,362	20,132
Services fees	8,414	7,671
Application services fees	21,587	24,101

Total revenues	164,510	170,809

OPERATING EXPENSES:
Cost of software license fees	4,995	4,929
Cost of maintenance fees	6,922	7,339
Cost of subscription fees	8,202	7,840
Cost of services	6,732	6,642
Cost of application services	30,902	24,261
Technology development and support	19,952	23,691
Sales and marketing	53,103	52,267
Administrative and general	34,013	36,048
Restructuring costs	2,975	4,803

Total operating expenses	167,796	167,820

INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,286)	2,989

OTHER INCOME, NET	223	202

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT	(3,063)	3,191

INCOME TAX BENEFIT - CONTINUING OPERATIONS	(1,707)	(1,071)

INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NON-CONTROLLING INTEREST	(1,356)	4,262

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	-	5,705

NET INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	(1,356)	9,967

Less: Net loss attributable to the non-controlling interest in Covisint Corporation	(1,408)	-

NET INCOME ATTRIBUTABLE TO COMPUWARE CORPORATION	$52	$9,967

Basic earnings per share
Continuing operations	0.00	0.02
Discontinued operations	-	0.03
Net income attributable to Compuware Corporation common shareholders	$0.00	$0.05

Diluted earnings per share
Continuing operations	0.00	0.02
Discontinued operations	-	0.03
Net income attributable to Compuware Corporation common shareholders	$0.00	$0.05

Dividends declared per common share	$0.125	$0.125

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	June 30,
	2014	2013
NET INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	$(1,356)	$9,967

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX
Foreign currency translation adjustments	(794)	3,223

TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(61)	(257)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(733)	3,480

COMPREHENSIVE INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	(2,089)	13,447

Less: Net loss attributable to the non-controlling interest in Covisint Corporation	(1,408)	-

Less: Other comprehensive income attributable to the non-controlling interest in Covisint Corporation	1	-

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPUWARE CORPORATION	$(682)	$13,447

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands, Except Per Share Data)
(Unaudited)

					Accumulated	Total
			Additional		Other	Compuware		Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’	Non-controlling	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Equity
BALANCE AT APRIL 1, 2014	219,340,085	$2,193	$828,264	$257,236	$(6,915)	$1,080,778	$20,256	$1,101,034
Net income (loss)				52		52	(1,408)	(1,356)
Foreign currency translation, net of tax					(733)	(733)	1	(732)
Cash dividends declared ($0.125 per share)			256	(27,730)		(27,474)		(27,474)
Impact of equity transactions of non-controlling interest			(2,683)			(2,683)	2,683	-
Issuance of common stock	44,904		419			419		419
Repurchase of common stock	-		(317)	(521)		(838)	(5,585)	(6,423)
Exercise/release of employee stock awards and related tax benefit (Note 6)	567,126	7	3,034			3,041		3,041
Stock awards compensation			8,800			8,800		8,800
BALANCE AT JUNE 30, 2014	219,952,115	$2,200	$837,773	$229,037	$(7,648)	$1,061,362	$15,947	$1,077,309

					Accumulated	Total
			Additional		Other	Compuware		Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’	Non-controlling	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Equity
BALANCE AT APRIL 1, 2013	213,218,048	$2,132	$713,580	$301,298	$(18,784)	$998,226	$-	$998,226
Net income (loss)				9,967		9,967		9,967
Foreign currency translation, net of tax					3,480	3,480		3,480
Cash dividends declared ($0.125 per share)			483	(27,224)		(26,741)		(26,741)
Impact of equity transactions of non-controlling interest						0		-
Issuance of common stock	65,722	1	710			711		711
Repurchase of common stock	(300,000)	(3)	(1,321)	(3,261)		(4,585)		(4,585)
Exercise/release of employee stock awards and related tax benefit (Note 6)	1,146,712	11	7,733			7,744		7,744
Stock awards compensation			10,437			10,437		10,437
BALANCE AT JUNE 30, 2013	214,130,482	$2,141	$731,622	$280,780	$(15,304)	$999,239	$-	$999,239

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2014	2013
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss) including non-controlling interest	$(1,356)	$9,967
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	14,980	16,452
Stock award compensation	8,800	10,437
Deferred income taxes	(3,237)	(14,148)
Other	570	13
Net change in assets and liabilities, net of effects from currency fluctuations:
Accounts receivable	102,475	60,935
Prepaid expenses and other assets	(48)	1,871
Accounts payable and accrued expenses	(24,695)	(25,892)
Deferred revenue	(58,194)	(41,987)
Income taxes	(17,231)	11,002
Net cash provided by operating activities	22,064	28,650

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of:
Property and equipment	(2,189)	(1,667)
Capitalized software	(6,988)	(5,745)
Reimbursement of proceeds from divestiture of business segments	(8,046)	-
Other	-	(275)
Net cash used in investing activities	(17,223)	(7,687)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from borrowings	-	26,500
Payments on borrowings	-	(29,500)
Net proceeds from exercise of stock awards including excess tax benefits	3,386	7,105
Employee contribution to stock purchase plans	397	651
Repurchase of common stock	(6,423)	(4,962)
Dividends	(27,474)	(26,741)
Other	-	(299)
Net cash used in financing activities	(30,114)	(27,246)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	728	(2,261)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,545)	(8,544)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	300,059	89,873

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$275,514	$81,329

See notes to condensed consolidated financial statements.

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“financial statements”) include the accounts of Compuware Corporation and its majority owned subsidiaries (collectively, the "Company", “Compuware”, “we”, “our” and “us”). All inter-company balances and transactions have been eliminated in consolidation.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2014, final amounts may differ from these estimates.

In the opinion of management of the Company, the accompanying financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2014 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet at March 31, 2014 has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for interim periods are not necessarily indicative of results expected to be achieved for the full fiscal year.

Discontinued Operations

On January 31, 2014, the Company sold substantially all of the assets and transferred certain liabilities associated with its Changepoint, Professional Services and Uniface business segments to Marlin Equity Partners (“Marlin”).

At the initial closing on January 31, 2014, Marlin paid a cash payment of $112 million.  During the first quarter of fiscal 2015, the Company paid approximately $8.0 million to Marlin as a purchase price adjustment pursuant to the purchase agreement related to customer accounts receivable which were retained by the Company in excess of the initially estimated amount.

The Changepoint, Professional Services and Uniface segment results have been presented as discontinued operations herein for the three months ended June 30, 2013. The following table provides the financial results included in income from discontinued operations, net of tax during the periods presented (in thousands):

Three Months Ended June 30,
2013
Revenues	$56,707
Operating expenses	47,932
Income from operations	8,775
Income tax provision	3,070
Income from discontinued operations, net of tax	$5,705

Non-Controlling Interest

As of June 30, 2014, Compuware owned 83.47 percent of the economic and voting interest in Covisint. The Company has announced its intention to effect a tax-free spin-off of its Covisint shares. The Company has received a private letter ruling from the Internal Revenue Service (“IRS”) providing that, subject to certain conditions, the anticipated spin-off will be tax-free to Compuware and its stockholders for U.S. federal income tax purposes. The spin-off or other disposition is subject to various conditions, including the approval of Compuware’s Board of Directors (“Board”), the receipt of any necessary regulatory or other approvals, the receipt of an opinion of counsel and the existence of satisfactory market conditions. The non-controlling equity interest in Covisint is reflected as non-controlling interest in the accompanying consolidated balance sheets and was $15.9 million as of June 30, 2014.

During the three months ended June 30, 2014 the Company purchased approximately 1.4 million Covisint shares in the market and in private transactions. These purchases were made in order for the Company to maintain its 80% or greater ownership of Covisint common stock, a condition to the tax-free status of the anticipated spin-off, in anticipation of the expiration of lock-up agreements applicable to holders of non-qualified stock options to acquire Covisint common stock and the subsequent exercise of those options.

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

Once the Company has allocated the arrangement consideration between the Deliverable Groups, the Company recognizes revenue as described in the respective software license fees, maintenance fees, subscription fees, services fees and application services fees sections below.

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

For revenue arrangements where there is a lack of VSOE for any undelivered elements, license fee revenue is deferred and recognized upon delivery of those elements or when VSOE can be established. However, when maintenance or software related services are the only undelivered elements, the license fee revenue is recognized on a ratable basis over the longer of the maintenance term or the period the software related services are expected to be performed. Such transactions include time-based licenses and certain unlimited capacity licenses, as the Company has not established VSOE for the undelivered elements in these arrangements. In order to comply with Regulation S-X, Rule 5-03(b), which requires product, services and other categories of revenue to be displayed separately on the income statement, the Company separates the license fee, maintenance fee and software related services fee associated with these types of arrangements based on its determination of fair value. The Company applies VSOE for maintenance related to perpetual license transactions and stand-alone software related services arrangements as a reasonable and consistent approximation of fair value to separate license fee, maintenance fee and software related services fee revenue for income statement classification purposes.

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

Research and Development

Research and development (“R&D”) costs from continuing operations, that include primarily the cost of programming personnel, amounted to $20.0 million and $21.7 million for the three months ended June 30, 2014 and 2013, respectively. R&D costs related to our software solutions are reported as “technology development and support” and for our application services network, the costs are reported as “cost of application services” in the condensed consolidated statements of operations.

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

The Company’s effective tax rate for the first quarter of fiscal year 2015 was 55.7% compared to (33.6%) for the first quarter of fiscal year 2014.   The effective rate for the three months ended June 30, 2014, reflects a benefit due to the loss incurred and the recording of interest income resulting from a refund claim approved by the IRS during the quarter.  The effective rate for the three months ended June 30, 2013, reflects the recording of a benefit related to stock compensation that was previously expected to not result in a tax deduction.  This benefit resulted due to a change in the Company’s expectation regarding the tax deductibility of compensation for certain officers during the first quarter of fiscal year 2014.

Cash paid for income taxes was $18.7 million and $3.7 million for the first quarter of fiscal 2015 and 2014, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-9, “Revenue from Contracts with Customers (Topic 606)”. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. This ASU is effective for us beginning after April 1, 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company has not yet evaluated the impact of the update on its financial statements.

In April 2014, the FASB issued ASU No. 2014-8, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-8 changes the requirements for reporting discontinued operations to only allow presentation of a disposal of an entity or component of an entity as a discontinued operation if it represents a strategic shift that has (or will have) a major effect on an entities operations or financial results. This ASU is effective for the first annual period beginning after December 15, 2014. The Company has not yet evaluated the impact of the update on its financial statements.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830) — Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU No. 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. This ASU was effective prospectively for the first annual period beginning after December 15, 2013. The adoption of ASU No. 2013-05 did not have a significant impact on the Company’s consolidated balance sheet, statement of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. For public entities, the amendments of this ASU are effective prospectively for reporting periods beginning after December 15, 2012. The requirements of this ASU were adopted during the Company’s quarter ended March 31, 2013 and did not have a significant impact on its disclosures.

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

The following is an aged analysis of our products and loans financing receivables based on invoice dates as of June 30, 2014 and March 31, 2014 (in thousands):

As of June 30, 2014
Greater than
	0-29 days	30-90 days	90 days		Total
	past	past	past		financing
	invoice date	invoice date	invoice date	Unbilled	receivables
Pass rating
Software products	$1,674	$670	$90	$38,277	$40,711

As of March 31, 2014
Greater than
	0-29 days	30-90 days	90 days		Total
	past	past	past		financing
	invoice date	invoice date	invoice date	Unbilled	receivables
Pass rating
Software products	$2,684	$628	$26	$33,807	$37,145

As of June 30, 2014 and March 31, 2014, the Company had no financing receivables with a “watch” rating and no allowance for credit losses on our financing receivables.

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

The foreign currency net losses for the three months ended June 30, 2014 and 2013 were $205,000 and $544,000, respectively. The hedging transaction net gains or (losses) from foreign exchange derivative contracts for the three months ended June 30, 2014 and 2013 were ($218,000) and $10,000, respectively. These amounts were recorded to “administrative and general” in the condensed consolidated statements of operations.

The Company has derivative contracts maturing through July 2014 to sell $4.8 million and purchase $17.4 million in foreign currencies at June 30, 2014 and had derivative contracts maturing through April 2014 to sell $3.1 million and purchase $24.1 million in foreign currencies at March 31, 2014.

Note 4 - Fair Value of Assets and Liabilities

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2014
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Cash equivalents - money market funds	$191,419	$191,419	-	-

	As of March 31, 2014
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Cash equivalents - money market funds	$232,252	$232,252	-	-

Liabilities:

Foreign exchange derivatives	$39	-	$39	-

Non-financial assets such as goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. See note 7 of the condensed consolidated financial statements for further information.

Note 5 - Computation of Earnings per Common Share

Earnings per common share data were computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2014	2013
Amounts attributable to Compuware common shareholders
Income (loss) from continuing operations	$(1,356)	$4,262
Loss attributable to non-controlling interests	(1,408)	-

Income from continuing operations, net of tax	52	4,262
Income from discontinued operations, net of tax	-	5,705

Net income attributable to Compuware Corporation common shareholders	$52	$9,967

Basic earnings per share:
Continuing operations	0.00	0.02
Discontinued operations	0.00	0.03
Basic earnings per share	$0.00	$0.05

Weighted-average common shares outstanding	219,667	213,640

Diluted earnings per share:
Continuing operations	0.00	0.02
Discontinued operations	0.00	0.03
Diluted earnings per share	$0.00	$0.05

Weighted-average common shares outstanding	219,667	213,640
Dilutive effect of stock awards	3,680	6,054
Total shares	223,347	219,694

During the three months ended June 30, 2014 and 2013, stock awards to purchase 3.9 million and 2.2 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive and stock awards to purchase 2.6 million and 5.4 million shares, respectively, were excluded from the calculation because the performance conditions for vesting had not yet been met. See note 6 for a discussion of options with performance conditions and performance based stock awards.

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

ESOP/401(k)

The Company provides a matching program for the 401(k) component of the ESOP/401(k). The Company matches 33% of employees’ 401(k) contributions up to 2% of eligible earnings. Matching contributions by the Company vest 100% when an employee attains three years of service with the Company. During the three months ended June 30, 2014 and 2013, the Company expensed $877,000 and $884,000, respectively, related to this plan.

Stock Option Activity

Options that Vest Based on Service Conditions Only

A summary of activity for options that vest based on service conditions only under the Company’s stock-based compensation plans as of June 30, 2014, and changes during the three months then ended is presented below (shares and intrinsic value in thousands):

	Three Months Ended
	June 30, 2014
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of March 31, 2014	14,236	$8.80
Granted	2,269	9.98
Exercised	(308)	7.85		$673
Forfeited	(25)	10.19
Cancelled/expired	(25)	9.35
Options outstanding as of June 30, 2014	16,147	$8.98	6.76	$18,756

Options vested and expected to vest, net of estimated forfeitures, as of June 30, 2014	15,444	$8.93	6.65	$18,655

Options exercisable as of June 30, 2014	10,107	$8.56	5.65	$15,550

The average fair value of stock options vested during the three months ending June 30, 2014 and 2013 was $3.91 and $4.19 per share, respectively.

Options that Vest Based on both Performance and Service Conditions (“Performance Options”)

As of June 30, 2014, 2.4 million stock options that vest based on both service and performance conditions were outstanding. The performance vesting conditions for these options are based on company-wide revenue and earnings targets. As of June 30, 2014, it is deemed probable that the performance targets for approximately 887,000 of these options will be achieved. Expense totaling $119,000 was recorded in the condensed consolidated statement of operations related to these stock options during the first quarter of 2015.

A summary of activity for options that vest based on the achievement of both service and performance conditions under the Company’s stock-based compensation plans as of June 30, 2014, and changes during the three months then ended is presented below (shares and intrinsic value in thousands):
	Three Months Ended
	June 30, 2014
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of March 31, 2014	2,150	$10.07
Granted	887	10.36
Forfeited/Cancelled	(668)	9.83
Options outstanding as of June 30, 2014	2,369	$10.25	8.85	$225

Options vested and expected to vest, net of estimated forfeitures, as of June 30, 2014	887	$10.36	9.84	$-

Options exercisable as of June 30, 2014	-	$-	-	$-

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes option pricing model were as follows:

	Three Months Ended
	June 30,
	2014	2013

Expected volatility	33.61%	39.24%
Risk-free interest rate	1.84%	1.54%
Expected lives at date of grant (in years)	5.6	7.5
Weighted-average fair value of the options granted	$1.97	$2.82
Dividend yield assumption	4.91%	4.41%

Restricted Stock Units and Performance-Based Stock Awards Activity

A summary of non-vested restricted stock units (“RSUs”) and performance-based stock awards (“PSAs” and collectively “Non-vested RSU”) activity under the Company’s LTIP as of June 30, 2014, and changes during the three months then ended is presented below (shares and intrinsic value in thousands):

	Three Months Ended
	June 30, 2014
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Non-vested RSU outstanding as of March 31, 2014	2,124
Granted	1,317	$10.16
Dividend Equivalents Issued	32	9.98
Released	(343)		$3,270
Forfeited	(13)
Non-vested RSU outstanding as of June 30, 2014	3,117

Approximately 268,532 PSAs with performance conditions based on company-wide revenue and earnings targets were outstanding as of June 30, 2014. It is deemed probable that the targets will be achieved for 252,700 PSAs as of June 30, 2014.

During the three months ended June 30, 2014 and 2013 approximately 32,000 and 45,000 dividend equivalent shares were issued to participants holding non-vested RSUs as of each quarter’s respective dividend record date.

Covisint Corporation 2009 Long-Term Incentive Plan

As of June 30, 2014, there were 4.4 million stock options outstanding from the 2009 Covisint LTIP. The majority of these options vested upon the October 1, 2013 closing of Covisint’s IPO.

Stock Awards Compensation

Stock award compensation expense was allocated as follows (in thousands):

	Three Months Ended
	June 30,
	2014	2013
Stock-based compensation classified as:

Cost of maintenance fees	$93	$178
Cost of subscription fees	28	29
Cost of services	9	20
Cost of application services	2,619	486
Technology development and support	267	574
Sales and marketing	1,894	2,770
Administrative and general	3,890	4,517
Restructuring costs	-	1,791
Discontinued operations	-	72

Total stock-based compensation expense before income tax provision	$8,800	$10,437

As of June 30, 2014, total unrecognized compensation cost of $36.8 million, net of estimated forfeitures is expected to be recognized over a weighted-average period of approximately 1.95 years. Unrecognized compensation cost includes $5.2 million, net of estimated forfeitures, related to nonvested Covisint stock options which is expected to be recognized over a weighted-average period of approximately 1.44 years.

Note 7 – Goodwill, Capitalized Software and Other Intangible Assets

Goodwill

The Company has the following reporting units: Application Performance Management (“APM”), Mainframe (“MF”), and Covisint Application Services (“AS” or “Covisint”). The changes in the carrying amount of goodwill by reporting unit during the three months ended June 30, 2014 are summarized as follows (in thousands):

	APM	MF	AS	Total

Goodwill as of March 31, 2014	$482,857	$140,304	$25,385	$648,546

Effect of foreign currency translation	(1,101)	-	-	(1,101)

Goodwill as of June 30, 2014	$481,756	$140,304	$25,385	$647,445

Capitalized software and other intangible assets

The components of the Company’s capitalized software and other intangible assets are as follows (in thousands):

	As of June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$358		$358

Amortized intangible assets:
Capitalized software
Internally developed	232,237	$(170,993)	61,244
Purchased	122,243	(108,742)	13,501
Customer relationship	46,980	(25,215)	21,765
Other	20,479	(20,479)	-
Total amortized intangible assets	$421,939	$(325,429)	$96,510

	As of March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks	$358		$358

Amortized intangible assets:
Capitalized software
Internally developed	225,249	$(165,720)	59,529
Purchased	122,396	(107,116)	15,280
Customer relationship	47,000	(24,185)	22,815
Other	20,530	(19,750)	780
Total amortized intangible assets	$415,175	$(316,771)	$98,404

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

Unamortized trademark was acquired as part of the Covisint acquisition. This trademark is deemed to have an indefinite life.

Amortization of intangible assets

Amortization expense of capitalized software, customer relationship and other intangible assets was as follows (in thousands):

	Three Months Ended
	June 30,
	2014	2013
Amortized intangible assets:
Capitalized software
Internally developed	$5,274	$4,536
Purchased	1,714	2,370
Customer relationship	1,035	1,031
Other	780	762

Total amortization expense	$8,803	$8,699

Capitalized software amortization related to our on-premises software is reported as “cost of software license fees”, amortization related to our hosted software is reported as “cost of subscription fees” and amortization related to our application services is reported as “cost of application services” in the condensed consolidated statements of operations.

Customer relationship amortization related to our APM segment is reported as “sales and marketing” and amortization related to our application services segment is reported as “cost of application services” in the condensed consolidated statements of operations.

Amortization expense associated with trademarks and trade names related to our APM segment is reported as “cost of software license fees” and amortization related to our application services segment is reported as “cost of application services” in the condensed consolidated statements of operations.

Based on the capitalized software, customer relationship and other intangible assets recorded through June 30, 2014, the annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (in thousands):

	Fiscal Year Ended March 31,
	2015	2016	2017	2018	2019	Thereafter
Amortized intangible assets:
Capitalized software	$28,157	$25,481	$15,908	$8,165	$3,561	$461
Customer relationship	4,141	4,140	3,976	3,832	3,832	2,879
Other	780

Total amortization expense	$33,078	$29,621	$19,884	$11,997	$7,393	$3,340

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

	Three Months Ended
	June 30, 2014
	APM	MF	AS	Unallocated Expenses & Eliminations (1)	Total

Software license fees	$21,387	$5,300			$26,687

Maintenance fees	28,295	60,165			88,460

Subscription fees	19,362				19,362

Services fees	8,332	82			8,414

Application service fees			21,587		21,587

Total revenues	77,376	65,547	21,587		164,510

Operating expenses	75,633	17,116	33,392	41,655	167,796

Contribution / operating	$1,743	$48,431	$(11,805)	$(41,655)	$(3,286)

(1)	Unallocated operating expenses include $3.0 million in restructuring expenses. See note 9 for additional information.

	Three Months Ended
	June 30, 2013
	APM		MF		AS		Unallocated Expenses & Eliminations (1)		Total

Software license fees	$23,530	(2)	$8,213	(2)	$		$		$31,743

Maintenance fees	23,801	(2)	63,361	(2)					87,162

Subscription fees	20,132								20,132

Services fees	7,602		69						7,671

Application service fees						24,101			24,101

Total revenues	75,065		71,643			24,101			170,809

Operating expenses	74,411	(2)	18,811	(2)		25,423		49,175	167,820

Contribution / operating	$654		$52,832			$(1,322)		$(49,175)	$2,989

(1)	Unallocated operating expenses include $4.8 million in restructuring expenses. See note 9 for additional information.

(2)	Prior year amounts have been reclassified to reflect the transition of APM for Mainframe from the Mainframe segment to the APM segment.

The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly such information is not provided.

Financial information regarding geographic operations is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2014	2013
Revenues:
United States	$96,121	$99,303
Europe and Africa	41,247	42,111
Other international operations	27,142	29,395
Total revenues	$164,510	$170,809

	As of June 30, 2014	As of March 31, 2014
Long-lived assets
United States	$784,040	$785,403
Austria	208,157	210,755
Other	13,100	14,210
Total long-lived assets	$1,005,297	$1,010,368

Long-lived assets are comprised of property and equipment, goodwill and capitalized software.

Note 9 – Restructuring Charges

In February 2013, the Company approved the initial phase of a restructuring plan designed to achieve cost savings. In January 2014, the Company announced the final phase of its restructuring plan designed to reduce the Company’s annual cost base and substantially improve the Company’s operating margins, increasing the aggregate targeted annualized cost savings to a total of $110 million to $120 million. This final phase includes additional reductions in the global workforce primarily across all general, administrative and shared services divisions of the Company, along with the early termination of certain operating leases and the closing or reduction in size of office facilities worldwide.

These cost reduction efforts, which are expected to be substantially completed by the end of fiscal 2015, are expected to result in cumulative charges of $50 million to $60 million. Substantially all of the estimated charges will result in future cash expenditures.

During the first quarter of 2015, the Company recorded a charge of approximately $3.0 million for costs associated with these reductions, primarily related to severance costs for 19 terminated employees. The timing of additional charges is dependent upon certain actions to be taken in the future. During the first quarter of 2014, the Company recorded a charge of approximately $4.8 million for costs associated with these reductions, primarily related to severance costs for 67 terminated employees.

The following table summarizes the restructuring accrual as of March 31, 2014 and changes to the accrual during the three months ended June 30, 2014 (in thousands):

	Employee Termination Benefits	Lease Abandonment Costs	Other	Total Restructuring Activity
Accrual at March 31, 2014	$3,031	$1,544	$17	$4,592

Restructuring charge	2,350	557	68	2,975

Payments	(2,487)	(884)	(17)	(3,388)

Accrual at June 30, 2014	$2,894	$1,217	$68	$4,179

The Company evaluates its business segments prior to restructuring charges. Lease abandonment and other restructuring charges were not related to any specific segment. Restructuring charges across the business segments were as follows (in thousands):

	Quarter Ended
	June 30, 2014
	APM	MF	AS	Unallocated Expenses	Total

Employee termination benefits	$759	$230	$-	$1,361	$2,350
Lease abandonment costs	-	-	-	557	557
Other	-	-	-	68	68
Total restructuring charges	$759	$230	$-	$1,986	$2,975

As of June 30, 2014, substantially all of the restructuring accrual was recorded in current “accrued expenses” in the condensed consolidated balance sheets.

The accruals for employee termination benefits at June 30, 2014 primarily represent the amounts to be paid to employees that have been terminated as a result of initiatives described above.

The accruals for lease abandonment costs at June 30, 2014 represent the expected payments related to leases that have been terminated before the end of the contractual term. For terminated operating leases, the accrual includes the remaining fair value of lease obligations for exited and demised locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2017. Projected sublease income is based on management’s estimates, which are subject to change.

Note 10 – Contingencies

Effective October 1, 2013, the Company terminated a post-retirement consulting agreement with its former Chairman for “Cause”, and all outstanding equity awards he held terminated pursuant to the applicable agreements. On November 13, 2013, the former Chairman filed a lawsuit against the Company regarding his termination. The Company and the former Chairman have agreed to binding arbitration of this dispute. The accounting impact of the termination of the vested and unvested stock options and unvested RSUs was recognized in other income net of a portion of the estimated liability related to the pending lawsuit. The Company believes its accruals as of June 30, 2014, related to this dispute are reasonably estimated.

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
Detroit, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of June 30, 2014, and the related condensed consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the three-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Compuware Corporation and subsidiaries as of March 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 30, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
August 7, 2014

COMPUWARE CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is intended to provide an understanding of our financial condition, changes in financial condition, cash flow, liquidity and results of operations. The MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in item 1 of  this report and our annual report on Form 10-K for the fiscal year ended March 31, 2014, particularly “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”. References to years are to fiscal years ended March 31 unless otherwise specified.

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

The material risks and uncertainties that we believe affect us are summarized below. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties discussed elsewhere in this report and the other reports we file with the Securities and Exchange Commission (see for example Item 1A Risk Factors in our 2014 Form 10-K), as well as other risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial, may also impair business operations. This report is qualified in its entirety by these risk factors and those listed below. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and shareholders could lose all or part of their investment.

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

●	A substantial portion of our Mainframe segment revenue is dependent on our customers’ continued use of IBM and IBM-compatible products.

●	Our product revenue is dependent on the acceptance of our pricing structure for our software solutions.

●	Maintenance revenue could continue to decline.

●
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

●	Our business could be negatively affected as a result of actions of shareholders or others.

●
Our planned distribution of all or a substantial part of our remaining shares of common stock in Covisint Corporation, which we refer to as the Tax-Free Distribution, could subject us and our shareholders to significant tax liability and could affect our ability to enter into certain transactions in the future.

●
Our announced evaluation of a strategic separation of our APM and Mainframe businesses may take multiple forms, may not produce the intended benefits to shareholders or may not result in a separation of the businesses.

●
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

●
Defects or disruptions in our hosted software or application services networks or interruptions or delays in service would impair the delivery of our on-demand service and could diminish demand for our services and subject us to substantial liability.

COMPUWARE CORPORATION AND SUBSIDIARIES

●
The market for application services is highly competitive with emerging competitors. As the market matures, competition may increase and could have a material negative impact on our results of operations.

●	Economic uncertainties or slowdowns may reduce demand for our offerings, which may have a material adverse effect on our revenues and operating results.

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

●	Our software technology may infringe the proprietary rights of others.

●	Our results could be adversely affected by increased competition, pricing pressures and technological changes within the software products market.

●	We must develop or acquire product enhancements and new products to succeed.

●	Acquisitions may be difficult to integrate, disrupt our business or divert the attention of our management and may result in financial results that are different than expected.

●	We are exposed to exchange rate risks on foreign currencies and to other international risks that may adversely affect our business and results of operations.

●	Current laws may not adequately protect our proprietary rights.

●	Unanticipated changes in our effective tax rates, or exposure to additional income tax liabilities, could affect our profitability.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Our primary source of profitability and cash flow is the sale of our Mainframe productivity tools that are used within our customers’ mainframe computing environments for fault diagnosis, file and data management, application performance monitoring and application debugging. We have generally experienced lower volumes of software license transactions for our Mainframe solutions in recent years causing an overall downward trend in our Mainframe product revenues which we expect to continue. Changes in our current customer IT computing environments and spending habits have impacted their need for additional mainframe computing capacity. In addition, increased competition and pricing pressures have had a negative impact on our revenues. Customers utilize our products to reduce operating costs, increase programmer productivity and create a smooth transition to the next generation of mainframe environment programmers. We will continue to make strategic enhancements to our Mainframe solutions through research and development investments with the goal of meeting customer needs and maintaining a high maintenance renewal rate. The cash flow generated from our Mainframe business helps to support our APM business segment.

The APM market is a key source of future revenue growth. Web, mobile and cloud applications and the complex distributed applications delivery chain supporting them have become increasingly critical to a company’s brand awareness, revenue growth and overall market share. Because of this development, the market for APM solutions is significant and growing rapidly. Our APM solutions provide our customers with on-premises software and SaaS platform based hosted software. These solutions are designed to ensure the optimal performance of each customer’s enterprise, web, streaming, mobile and cloud applications. We are investing in our APM solutions with the goal of providing solutions that are best-in-class within the APM market. Specifically, our investments include: (1) enhancements to our global hosted software network with specific focus on ease of use, time-to-value and data analytics in mobile and cloud application performance capabilities and in video streaming performance; (2) enhancements to our solutions that are focused on optimizing application performance and accelerating time to market; and (3) enhancements which combine our on-premises software and SaaS solution into a single platform that provides performance metrics for mobile, web, non-web, streaming and cloud applications in a single solution.

The secure collaboration services market is served by our Covisint application services. Technology has allowed business communities, organizations and systems to globally connect and share vital information, applications and processes across their internal and extended enterprises. Our Covisint services, which are provided on a PaaS basis to customers primarily in the automotive, healthcare and energy industries, create an environment that simplifies and secures this collaboration atmosphere. Our focus in the automotive and manufacturing industries is on enabling our customers to connect, engage and collaborate on mission critical business processes with their suppliers, customers and business partners. Our focus in the healthcare industry is on enabling hospitals, physicians and government entities to share electronic patient health and medical records.

Quarterly Update

The following occurred during the first quarter of 2015:

●	Total revenue declined 3.7% from the first quarter of 2014.
●	APM revenue increased 3.1% driven by increases in maintenance revenue.

COMPUWARE CORPORATION AND SUBSIDIARIES

●	Mainframe revenue decreased 8.5% with decreases in both license and maintenance revenue.
●	Covisint revenue decreased 10.4% primarily due to declines in Covisint services revenue.
●	Operating margin declined to (2.0%) during the first quarter of 2015 as compared to 1.7% during the first quarter of 2014 due primarily to the decline in the Covisint contribution margin, offset in part, by a decrease in corporate general and administrative costs.
●	Realized $52,000 of net income compared to $4.3 million of income from continuing operations during the first quarter of last year. On a non-GAAP basis, excluding stock compensation expense, amortization of purchased software and other acquired intangibles, restructuring charges and certain advisory fees, net income decreased $5.2 million in the first quarter of 2015 as compared to the first quarter of 2014. See the “GAAP to non-GAAP Reconciliation” section below for a complete reconciliation of net income and earnings per share.
●	Transitioned the APM for Mainframe product to the APM business segment. Prior period amounts have been reclassified to reflect the transition.
●
Announced our intention to begin exploring the strategic separation of our APM and Mainframe business segments, which, if the separation were to occur, would likely have a material impact on our results of operations, financial position and cash flows.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

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

The following discusses the reconciling items from our non-GAAP financial measures to the most comparable GAAP financial measures:

•	Stock compensation expense. Our non-GAAP financial measures exclude the compensation charges required to be recorded by GAAP for equity awards to employees and directors. Although this is a normal recurring expense for us, we believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures excluding this expense because these costs are generally fixed at the time an award is granted, are then expensed over several years and generally cannot be changed or influenced by management in the current period.

•	Amortization of purchased software and acquired intangibles. Our non-GAAP financial measures exclude costs associated with the amortization of acquired software and intangible assets. Although this is a normal recurring expense for us, we believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures excluding this expense because these costs are fixed at the time of acquisition, are then amortized over a period of several years after the acquisition and generally cannot be changed or influenced by management in the current period.

•	Restructuring charges. Our non-GAAP financial measures exclude restructuring charges, and any subsequent changes in estimates as they relate to our ongoing corporate restructuring activities. We believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures excluding restructuring charges in order to provide comparability and consistency with historical operating results.

•	Advisory fees associated with certain shareholder actions and our business transformation initiative. During the fourth quarter of fiscal 2013, in response to an unsolicited, nonbinding offer from a shareholder to purchase the outstanding shares of the Company, the Board of Directors announced its willingness to consider other viable offers. We continue to incur consultant fees to analyze the business, review additional requests for information from other interested parties and to investigate and implement business transformation plans. We believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures excluding such costs in order to provide comparability and consistency with historical operating results.

COMPUWARE CORPORATION AND SUBSIDIARIES

•	Provision for income taxes on above pre-tax non-GAAP adjustments. Our non-GAAP financial measures exclude the tax impact of the above pre-tax non-GAAP adjustments. This amount is calculated using the tax rates of each country to which these pre-tax non-GAAP adjustments relate. Management excludes the non-GAAP adjustments on a net-of-tax basis in evaluating our performance. Therefore, we exclude the tax impact of these charges when presenting non-GAAP financial measures.

Due to the January 2014 divestiture of our Changepoint, Professional Services and Uniface business segments, we have prepared the following reconciliation of GAAP to non-GAAP financial information based on net income from continuing operations (in thousands, except for per share data):

	Three Months Ended June 30,
	2014	2013

NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO COMPUWARE CORPORATION	$52	$4,262
ADJUSTMENTS EXCLUDING IMPACT OF NON-CONTROLLING INTEREST
Stock compensation (excluding restructuring stock compensation)	8,304	8,574
Amortization of purchased software	1,696	2,370
Amortization of acquired intangibles	1,800	1,793
Restructuring expenses	2,975	4,803
Advisory fees	2,744	1,156
Income tax effect of above adjustments	(6,270)	(6,493)
Total adjustments	11,249	12,203

NON-GAAP NET INCOME FROM CONTINUING OPERATIONS	$11,301	$16,465

DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS - GAAP	$0.00	$0.02
ADJUSTMENTS EXCLUDING IMPACT OF NON-CONTROLLING INTEREST
Stock compensation (excluding restructuring)	0.04	0.04
Amortization of purchased software	0.01	0.01
Amortization of acquired intangibles	0.01	0.01
Restructuring expenses	0.01	0.02
Advisory fees	0.01	0.01
Income tax effect of above adjustments	(0.03)	(0.03)
Total adjustments	0.05	0.06

NON-GAAP EPS FROM CONTINUING OPERATIONS	$0.05	$0.07

Diluted shares outstanding	223,347	219,694

COMPUWARE CORPORATION AND SUBSIDIARIES

 BUSINESS SEGMENT ANALYSIS

The following table sets forth, for the periods indicated, certain business segment operational data. We evaluate the performance of our segments based primarily on contribution margin which is operating profit before certain charges such as restructuring, internal information system support, finance, human resources, legal, administration and other corporate charges (“unallocated expenses”). Transactions between segments are eliminated.  The allocation of income taxes is not evaluated at the segment level. Comparisons are to the comparable period of the prior year. Financial information for our business segments, including the portion allocated to non-controlling interest, was as follows (in thousands):

Three Months Ended:	APM	MF	Total Software	AS	Unallocated Expenses & Eliminations (1)			Total

June 30, 2014

Total revenues	$77,376	$65,547	$142,923	$21,587	$			$164,510

Operating expenses	75,633	17,116	$92,749	33,392		41,655		167,796

Contribution / operating margin	$1,743	$48,431	$50,174	$(11,805)		$(41,655)		$(3,286)

Margin %	2.3%	73.9%	35.1%	(54.7%)		N/	A	(2.0%)

June 30, 2013 (2)

Total revenues	$75,065	$71,643	$146,708	$24,101				$170,809

Operating expenses	74,411	18,811	93,222	25,423		49,175		167,820

Contribution / operating margin	$654	$52,832	$53,486	$(1,322)		$(49,175)		$2,989

Margin %	0.9%	73.7%	36.5%	(5.5%)		N/	A	1.7%

(1)	Unallocated expenses for the three months ended June 30, 2014 and 2013 include $3.0 million and $4.8 million, respectively, in restructuring expenses. See note 9 for additional information.

(2)	June 30, 2013 amounts have been reclassified to reflect the transition of the APM for Mainframe product from our Mainframe business segment to our APM business segment.

Software Segments

Revenue associated with our software solutions consists of software license fees, maintenance fees, subscription fees and services fees (software related services).

COMPUWARE CORPORATION AND SUBSIDIARIES

Application Performance Management

The financial results of operations for our APM segment were as follows (in thousands):

	Three Months Ended
	June 30,
	2014	2013	% Change
Revenue
Software license fees	$21,387	$23,530	(9.1)%
Maintenance fees	28,295	23,801	18.9
Subscription fees	19,362	20,132	(3.8)
Services Fees	8,332	7,602	9.6
Total revenue	77,376	75,065	3.1

Operating expenses	75,633	74,411	1.6

Contribution margin	$1,743	$654	166.5%

Contribution margin %	2.3%	0.9%

APM segment revenue increased $2.3 million during the first quarter of 2015 due primarily to an increase in maintenance fees partially offset by a decline in license fees. The increase in maintenance fees was related to our growing customer base. The decline in license fees was a result of a greater percentage of customer license agreements during the quarter being term licenses.  Term licenses are recognized ratably, therefore, a greater portion of license revenue associated with current customer agreements was deferred and will be recognized over the term of the agreement.

Operating expenses increased during the first quarter of 2015 due to an increase in salary and benefits expense related to headcount increases and increased marketing expenses.

The improvement in contribution margin resulted from the proportionately larger increase in revenue than expenses in the first quarter of 2015. The revenue increase was driven by the increase in maintenance fees during the first quarter of 2015.

APM revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2014	2013
United States	$40,322	$41,065
Europe and Africa	22,536	19,837
Other international operations	14,518	14,163
Total APM segment revenue	$77,376	$75,065

COMPUWARE CORPORATION AND SUBSIDIARIES

Mainframe

The financial results of operations for our Mainframe segment were as follows (in thousands):

	Three Months Ended
	June 30,
	2014	2013	% Change
Revenue
Software license fees	$5,300	$8,213	(35.5)%
Maintenance fees	60,165	63,361	(5.0)
Services Fees	82	69	18.8
Total revenue	65,547	71,643	(8.5)

Operating expenses	17,116	18,811	(9.0)

Contribution margin	$48,431	$52,832	(8.3)%

Contribution margin %	73.9%	73.7%

Mainframe segment revenue declined $6.1 million for the first quarter of 2015 due to reductions in both license and maintenance fees, which was consistent with the general downward trend in our Mainframe product revenues we have experienced throughout the past several years and with the anticipated slowing of that trend. Changes in our current customers’ IT computing environments and spending habits have reduced their demand for additional mainframe computing capacity. In addition, increased pricing pressures, competition and the effects of foreign exchange rate changes have had a negative impact on our revenues. We intend to continue to make strategic enhancements to our Mainframe solutions through research and development investments.

The contribution margin percentage stayed relatively consistent as the percent decline in operating expenses was comparable to the percent decline in revenue for the first quarter of 2015. The decrease in contribution margin dollars resulted primarily from the proportionately larger decline in revenue during the first quarter of 2015.

Mainframe revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2014	2013
United States	$35,664	$37,404
Europe and Africa	18,183	20,485
Other international operations	11,700	13,754
Total Mainframe segment revenue	$65,547	$71,643

Software Revenue Combined

Software revenue includes both APM and Mainframe.

COMPUWARE CORPORATION AND SUBSIDIARIES

Software revenue consists of software license fees, maintenance fees, subscription fees and software related services. Software solutions revenues are presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2014	2013	% Change
Software license fees	$26,687	$31,743	(15.9)%
Maintenance fees	88,460	87,162	1.5
Subscription fees	19,362	20,132	(3.8)
Services fees	8,414	7,671	9.7
Total software solutions revenue	$142,923	$146,708	(2.6)%

Software revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2014	2013
United States	$75,986	$78,469
Europe and Africa	40,719	40,322
Other international operations	26,218	27,917
Total software solutions revenue	$142,923	$146,708

Changes in the various revenue line items are discussed previously in the “Application Performance Management” and “Mainframe” sections.

Application Services

The financial results of operations for our Covisint application services segment were as follows (in thousands):

	Three Months Ended
	June 30,
	2014	2013	% Change
Application services fees	$21,587	$24,101	(10.4)%

Operating expenses	33,392	25,423	31.3

Contribution margin	$(11,805)	$(1,322)	(793.0)%

Contribution margin %	(54.7%)	(5.5%)

COMPUWARE CORPORATION AND SUBSIDIARIES

Covisint application services are provided to customers primarily in the automotive and healthcare industries. Application services segment fees decreased $2.5 million for the first quarter of 2015 primarily due to declines in services performed for customers. The services revenue decline can be attributed to: 1) a natural reduction in the deferred revenue recognized in the current period versus last year due to a diminished balance remaining from the establishment of stand-alone value for many of our Covisint services, 2) a reduction in ad hoc services projects with major subscription customers, 3) an improvement in the ease of implementation of our Covisint platform that results in quicker/less costly installations, 4) improvements in our platform that allow customers to perform portions of the implementation themselves, and, to a lesser extent, 5) our relatively low subscription bookings in fiscal 2014.

Operating expenses increased $8.0 million during the first quarter of 2015 due to higher salaries and benefits expense resulting from an increase in headcount during fiscal 2014 to support the expected growth and separation of the business, following the planned spin-off of Covisint. Costs further increased during the first quarter of 2015 due to additional stock compensation.  During May 2014 we reduced the size of our Covisint workforce with reductions in our delivery, sales and marketing and research and development personnel.  In addition, we transferred employees to our services delivery partners during the three months ended June 30, 2014.

Application services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended
	June 30,
	2014	2013
United States	$20,135	$20,834
Europe and Africa	528	1,789
Other international operations	924	1,478
Total application services segment revenue	$21,587	$24,101

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

Eliminations represented services performed by our former professional services segment on behalf of Covisint.  All intercompany revenue, expenses and profit are eliminated in our condensed consolidated financial statements.

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

Cost of software license fees is presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2014	2013	Change
Cost of software license fees	$4,995	$4,929	1.3%

Percentage of software license fees	18.7%	15.5%

During the first quarter of 2015, cost of license fees remained consistent with the prior year. The increase in cost as a percentage of software license fees was a result of the decline in license fees discussed in the “Application Performance Management” and “Mainframe” sections of this report as the amortization of capitalized software and certain other costs are not directly proportional to license revenue during a given period.

Cost of Maintenance Fees

Cost of maintenance fees consists of the costs directly attributable to maintenance and product support such as helpdesk and technical support.

Cost of maintenance fees is presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2014	2013	Change
Cost of maintenance fees	$6,922	$7,339	(5.7)%

Percentage of maintenance fees	7.8%	8.4%

Cost of maintenance fees declined slightly from the first quarter of 2014, primarily resulting from a reduction in customer support costs.

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

Cost of subscription fees is presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2014	2013	Change
Cost of subscription fees	$8,202	$7,840	4.6%

Percentage of subscription fees	42.4%	38.9%

Cost of subscription fees increased slightly during the first quarter of 2015 primarily due to increased amortization of capitalized research and development costs. We continued to invest in research and development throughout 2014 and the first quarter of 2015 which increased the amortizable base.

Cost of Services

Cost of services consists primarily of the personnel-related costs of providing our software related services.

Cost of services is presented in the table below (in thousands):

	June 30,		%
	2014	2013	Change
Cost of services	$6,732	$6,642	1.4%

Percentage of services fees	80.0%	86.6%

Cost of services remained consistent with the first quarter of 2014. The decrease in cost of services as a percentage of services fees is primarily a result of an increase in revenue from certain APM services.

Cost of Application Services

Cost of application services consists primarily of personnel-related costs of providing application services, including billable and technical staff, subcontractors and sales personnel net of the amounts capitalized for development of internal use software. As Covisint continues to prepare for their planned separation from us, additional administrative and general costs directly attributable to the Covisint business have been incurred and are included here.

Cost of application services is presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2014	2013	Change
Cost of application services	$31,692	$26,211	20.9%

Capitalized internal software costs	$(790)	$(1,950)	(59.5)

Cost of application services expensed	$30,902	$24,261	27.4%

Percentage of application services fees	143.2%	100.7%

See “Application Services” for a discussion of the associated costs.

Capitalization of internally developed software costs decreased $1.2 million during the first quarter of 2015 due to the timing and stage of our software development initiatives.  During the first quarter of 2015, there was an increase of projects in the planning stage which therefore, were not capitalized.

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

Technology development and support costs incurred internally and capitalized are presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2014	2013	Change
Technology development and support costs incurred	$26,150	$27,442	(4.7)%

Capitalized software costs	(6,198)	(3,751)	65.2

Technology development and support costs expensed	$19,952	$23,691	(15.8)%

Technology development and support costs expensed as a percentage of software revenue	14.8%	17.0%

COMPUWARE CORPORATION AND SUBSIDIARIES

Technology development and support before capitalized internal software costs declined $1.3 million for the first quarter of 2015. The decrease primarily related to a decline in salaries and benefits expense resulting from headcount reductions associated with our restructuring initiatives.

Technology development and support as a percentage of software solutions revenues decreased for the first quarter of 2015 primarily due to the increase in capitalized software costs which reduced the net amount expensed as well as the overall decline in technology costs.

The increase in capitalized internal software costs from the prior year relates primarily to the timing of projects that are in the capitalization phase of development. During the first quarter of 2015, several additional APM products were in the capitalization phase of development as compared to the first quarter of 2014, resulting in the increase in capitalization.

Sales and Marketing

Sales and marketing costs consist primarily of personnel related costs associated with product sales, sales support and marketing for our product offerings.

Sales and marketing costs are presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2014	2013	Change
Sales and marketing costs	$53,103	$52,267	1.6%

Percentage of software revenue	37.2%	35.6%

Sales and marketing costs remained consistent with the first quarter of 2014. The decline in revenue caused the increase in costs as a percentage of revenue.

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

Administrative and general expenses are presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2014	2013	Change
Administrative and general expenses	$34,013	$36,048	(5.6)%

Administrative and general costs decreased $2.0 million during the first quarter of 2015 due primarily to a decrease in salaries and benefits expense related to headcount reductions associated with our restructuring initiatives.

COMPUWARE CORPORATION AND SUBSIDIARIES

RESTRUCTURING CHARGE

As part of our announced plan to increase shareholder value, we are implementing significant cost reduction actions with the intention to eliminate approximately $110 million to $120 million of administrative and general and non-core operational costs over two years. In February 2013, the Company approved the initial phase of the restructuring plan designed to achieve cost savings.  In January 2014, the Company announced the final phase of this cost reduction plan which includes additional reductions in the global workforce across all general, administrative and shared services divisions of the Company, along with the early termination of certain operating leases and the closing or reductions in size of office facilities worldwide.  These cost reduction efforts, which are expected to be substantially completed by the end of fiscal 2015, are expected to result in cumulative restructuring charges of $50 million to $60 million.  Substantially all of the remaining estimated charges will result in future cash expenditures.

As part of the final phase of these efforts, the Company recorded a restructuring charge in continuing operations of approximately $3.0 million and $4.8 million during the three months ended June 30, 2014 and 2013, respectively, for costs associated with these reductions.

INCOME TAXES

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements and net operating loss and credit carryforwards.

The income tax provision and effective tax rate are presented in the table below (in thousands):

	Three Months Ended
	June 30,		%
	2014	2013	Change
Income tax provision (benefit)	$(1,707)	$(1,071)	59.4%

Effective tax rate	55.7%	(33.6%)

The Company’s effective tax rate for the first quarter of fiscal year 2015 was 55.7% compared to (33.6%) for the first quarter of fiscal year 2014.   The effective rate for the three months ended June 30, 2014, reflects a benefit due to the loss incurred and the recording of interest income resulting from a refund claim approved by the IRS during the quarter.  The effective rate for the three months ended June 30, 2013, reflects the recording of a benefit related to stock compensation that was previously expected to not result in a tax deduction.  This benefit resulted due to a change in our expectation regarding the tax deductibility of compensation for certain officers during the first quarter of fiscal year 2014.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and shareholders’ equity and the disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at June 30, 2014. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our annual report on Form 10-K for the year ended March 31, 2014 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in note 1 of the condensed consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of 2014.

Long-lived assets

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

As part of our announced transformation plan, during the fourth quarter of 2014, we began to consider various strategic alternatives for certain long-lived assets, which indicated their carrying amount may not be recoverable.  We, therefore, performed a recoverability test for certain long-lived asset groups currently held and used as of March 31, 2014.  The recoverability test indicated that the associated long-lived asset group was not impaired.  While we believe our judgments and assumptions are reasonable, a change in facts or assumptions underlying certain estimates and judgments made as part of our recoverability test, including the decision to sell certain assets within the asset group, could result in a substantial impairment and would have a negative effect on our results of operations.  Since March 31, 2014, there have been no events or changes in circumstances that would require the completion of an interim impairment analysis.

Goodwill Impairment Evaluation

The goodwill balance by reporting unit as of June 30, 2014 is presented as follows (in thousands):

	APM	MF	AS	Total

Goodwill as of March 31, 2014	$482,857	$140,304	$25,385	$648,546

Effect of foreign currency translation	(1,101)	-	-	(1,101)

Goodwill as of June 30, 2014	$481,756	$140,304	$25,385	$647,445

We are required to assess the impairment of goodwill and other intangible assets annually, or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value.

The performance test involves a two-step process. Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We measure the fair value of our APM and Mainframe reporting units and other intangible assets using an estimate of the related discounted cash flow and market comparable valuations, where appropriate. We measure the fair value of our Covisint reporting unit based on the market value for the Covisint shares as of March 31, 2014.  The discounted cash flow model uses significant assumptions, including projected future cash flows, the discount rate reflecting the risk inherent in future cash flows, and a terminal growth rate. The key assumptions in the market comparable value analysis are peer group and comparable transaction selection and application of this information to the respective reporting unit. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform Step 2 of the goodwill impairment test to determine the amount of impairment loss by comparing the implied fair value of the respective reporting unit’s goodwill with the carrying amount of that goodwill. Under such evaluation, if the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the impairment loss is recognized as an operating expense in an amount equal to that excess. There is a high degree of judgment regarding management’s forecast for the reporting units as market developments for both customers and competitors can affect actual results. There can also be uncertainty regarding management’s selection of peer companies and comparable transactions as an exact match is unlikely to exist.

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

We evaluated our goodwill for impairment on a reporting unit basis at March 31, 2014, and the fair value of our APM, Mainframe and Covisint reporting units were substantially in excess of each unit’s respective carrying value as of March 31, 2014. Since March 31, 2014, there have been no events or changes in circumstances that would require the completion of an interim impairment analysis.

COMPUWARE CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, cash and cash equivalents totaled $275.5 million, compared to $300.1 million at March 31, 2014.

Net cash provided by operating activities

Net cash provided by operating activities during the first three months of 2015 was $22.1 million, which represents a $6.6 million decrease from the first three months of 2014.

The condensed consolidated statements of cash flows compute net cash from operating activities using the indirect cash flow method. Therefore non-cash adjustments and net changes in assets and liabilities (net of effects from currency fluctuations) are adjusted from net income to derive net cash from operating activities.

Changes in accounts receivable and deferred revenue have typically represented the most significant adjustments to net income to arrive at operating cash flow as we allow for deferred payment terms on multi-year products contracts. The impact of the net decrease in accounts receivable as compared to the prior year was $41.5 million and was primarily related to the cyclical nature of our Mainframe business which has higher sales and maintenance renewals during our third and fourth quarters of our fiscal year. The impact of the net decrease in deferred revenue was $16.2 million and was primarily related to our normal cycle of maintenance renewals which is cyclically higher in our third and fourth quarters.  Operating cash flows for the first quarter of fiscal 2015 were negatively impacted by cash paid for income taxes during the quarter.  This cash payment related to the fourth quarter fiscal 2014 gain on divestiture of our Changepoint, Professional Services and Uniface business segments.

We believe our existing cash resources, including our line of credit and its expansion provision, and cash flow from operations will be sufficient to meet our short-term and long-term liquidity requirements, including the additional liquidity needed to fund the anticipated restructuring, business transformation and quarterly dividends.

Net cash used in investing activities

Net cash used in investing activities during the first three months of 2015 was $17.2 million, which represented a $9.5 million increase in cash used as compared to the first three months of 2014 due primarily to the payment of a purchase price adjustment to Marlin of $8.0 million. The adjustment relates to accounts receivable which we retained in excess of a contractually specified amount.

We will continue to evaluate business acquisition opportunities that fit our strategic plans. If the cash consideration for a future acquisition or combination of acquisitions were to exceed our operating cash balance resources, we would probably further utilize our credit facility and may need to seek additional financing.

COMPUWARE CORPORATION AND SUBSIDIARIES

Net cash used in financing activities

Net cash used in financing activities during the first three months of 2015 was $30.1 million compared to $27.2 million during the first three months of 2014.

Cash flows from financing activities consist primarily of cash dividends paid. Additionally, during the first quarter of 2015, we purchased approximately 1.4 million Covisint shares in the market and in private transactions for $5.6 million. These purchases were made to maintain our 80% or greater ownership of Covisint common stock, a condition to the tax-free status of the anticipated spin-off, in anticipation of the expiration of lock-up agreements applicable to holders of non-qualified stock options to acquire Covisint common stock and the subsequent exercise of those options.

The increase in net cash used in financing activities was primarily due to the Covisint share repurchases and a decrease in net proceeds from the exercise of stock awards of $3.7 million, partially offset by a decline in repurchases of Compuware shares.

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

As of June 30, 2014, approximately $139.5 million remains authorized for future purchases under the Discretionary Plan. The authorization will remain in effect until exhausted absent further action of the Board.

The Company has an unsecured revolving credit agreement (the “credit facility”) with Comerica Bank and other lenders to provide leverage for the Company if needed. As of June 30, 2014, there were no outstanding borrowings under the credit facility and we were in compliance with all covenants in the agreement.

Recently Issued Accounting Pronouncements

See note 1 of the condensed consolidated financial statements included in this report for recently issued accounting pronouncements that may affect the Company.

CONTRACTUAL OBLIGATIONS

Our contractual obligations are described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our annual report on Form 10-K for the year ended March 31, 2014. Except as described elsewhere in this report on Form 10-Q, there have been no material changes to those obligations or arrangements outside of the ordinary course of business since the end of 2014.

COMPUWARE CORPORATION AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed primarily to market risks associated with movements in interest rates and foreign currency exchange rates. There have been no material changes to our foreign exchange risk management strategy or our investment standards subsequent to March 31, 2014. Therefore, the market risks remain substantially unchanged since we filed the annual report on Form 10-K for the year ending March 31, 2014.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Description of Document

3.2	Amended and Restated Bylaws of Compuware Corporation effective May 2014

10.158	Form of Amendment to Stock Option Agreement with Robert C. Paul, dated May 8, 2014 (incorporated by reference to Covisint’s Current Report on Form 8-K filed May 12, 2014, as amended)

10.159	Second Amendment to Covisint 2009 Long Term Incentive Plan (incorporated by reference to Covisint’s Current Report on Form 8-K filed May 12, 2014)

10.160	Purchase Agreement between Compuware Corporation and Covisint Corporation, dated May 7, 2014 (incorporated by reference to Covisint’s Current Report on Form 8-K filed May 12, 2014)

10.161	Amended and Restated Executive Severance Agreement with Robert C. Paul dated as of June 6, 2014

10.162	Amended and Restated Executive Severance Agreement with Joseph R. Angileri dated as of June 6, 2014

10.163	Amended and Restated Severance Agreement with Daniel S. Follis, Jr. dated as of June 6, 2014

10.164	Amended and Restated Severance Agreement with John Van Siclen dated as of June 6, 2014

10.165	Amendment No. 1 to the Amended and Restated Severance Agreement with Daniel S. Follis, Jr. dated as of June 20, 2014

10.166	Form of Notice of Rescission of Amendment to Covisint Option Agreement

10.167	Form of Compuware Executive Incentive Agreement - Corporate as of fiscal 2015

10.168	Form of Compuware Executive Incentive Agreement - Business unit as of fiscal 2015

10.169	Restricted Stock Unit Award Agreement with John Van Siclen dated as of May 1, 2014

10.170	Stock Option Agreement with John Van Siclen dated as of May 1, 2014

10.171	Executive Severance Agreement with Christopher O’Malley dated as of July 21, 2014

10.172	Form of Retention Agreement with Robert C. Paul, Joseph R. Angileri and Daniel S. Follis, Jr.

10.173	Form of Transaction Bonus Agreement with Robert C. Paul, Joseph R. Angileri and Daniel S. Follis, Jr.

15	Independent Registered Public Accounting Firm’s Awareness Letter

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUWARE CORPORATION

Date:	August 7, 2014	By:	/s/ Robert C. Paul

Robert C. Paul
President and Chief Executive Officer

Date:	August 7, 2014	By:	/s/ Joseph R. Angileri

Joseph R. Angileri
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)