Form 10-Q
period 2014-09-30
COMPUWARE CORP
filed 2014-11-06
CIK 859014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 4, 2014, there were outstanding 220,853,283 shares of Common Stock, par value $.01, of the registrant.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

ASSETS	September 30, 2014	March 31, 2014

CURRENT ASSETS:
Cash and cash equivalents	$255,270	$300,059
Accounts receivable, net	313,944	385,232
Deferred tax asset, net	37,192	35,871
Income taxes refundable	4,313	4,161
Prepaid expenses and other current assets	30,892	27,231
Total current assets	641,611	752,554

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	279,748	287,013

CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS, NET	95,805	98,762

ACCOUNTS RECEIVABLE	161,130	168,875

GOODWILL	632,106	648,546

DEFERRED TAX ASSET, NET	16,011	16,514

OTHER ASSETS	23,460	24,845

TOTAL ASSETS	$1,849,871	$1,997,109

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,947	$14,251
Accrued expenses	79,451	107,452
Income taxes payable	14,998	33,093
Deferred revenue	347,092	382,558
Total current liabilities	460,488	537,354

DEFERRED REVENUE	250,646	302,565

ACCRUED EXPENSES	20,079	19,765

DEFERRED TAX LIABILITY, NET	36,378	36,391
Total liabilities	767,591	896,075

SHAREHOLDERS' EQUITY:
Common stock	2,208	2,193
Additional paid-in capital	847,172	828,264
Retained earnings	237,874	257,236
Accumulated other comprehensive loss	(21,635)	(6,915)
Total Compuware shareholders' equity	1,065,619	1,080,778
Non-controlling interest	16,661	20,256
Total shareholders' equity	1,082,280	1,101,034

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,849,871	$1,997,109

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
REVENUES:
Software license fees	$32,189	$32,591	$58,876	$64,334
Maintenance fees	89,023	88,819	177,483	175,981
Subscription fees	19,949	19,931	39,311	40,063
Services fees	7,997	6,827	16,411	14,498
Application services fees	21,735	24,525	43,322	48,626

Total revenues	170,893	172,693	335,403	343,502

OPERATING EXPENSES:
Cost of software license fees	4,300	5,227	9,295	10,156
Cost of maintenance fees	5,942	6,846	12,864	14,185
Cost of subscription fees	8,506	8,450	16,708	16,290
Cost of services	6,901	5,892	13,633	12,534
Cost of application services	27,231	33,689	58,133	57,950
Technology development and support	19,615	21,379	39,567	45,070
Sales and marketing	50,976	47,356	104,079	99,623
Administrative and general	30,580	32,838	64,593	68,886
Restructuring costs	2,255	219	5,230	5,022

Total operating expenses	156,306	161,896	324,102	329,716

INCOME FROM CONTINUING OPERATIONS	14,587	10,797	11,301	13,786

OTHER INCOME (EXPENSE), NET	(935)	185	(712)	387

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	13,652	10,982	10,589	14,173

INCOME TAX PROVISION - CONTINUING OPERATIONS	5,275	3,008	3,568	1,937

INCOME FROM CONTINUING OPERATIONS INCLUDING NON-CONTROLLING INTEREST	8,377	7,974	7,021	12,236

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	-	7,212	-	12,917

NET INCOME INCLUDING NON-CONTROLLING INTEREST	8,377	15,186	7,021	25,153

Less: Net loss attributable to the non-controlling interest in Covisint Corporation	(774)	(1,154)	(2,182)	(1,154)

NET INCOME ATTRIBUTABLE TO COMPUWARE CORPORATION	$9,151	$16,340	$9,203	$26,307

Basic earnings per share
Continuing operations	0.04	0.04	0.04	0.06
Discontinued operations	-	0.03	-	0.06
Net income attributable to Compuware Corporation common shareholders	$0.04	$0.07	$0.04	$0.12

Diluted earnings per share
Continuing operations	0.04	0.04	0.04	0.06
Discontinued operations	-	0.03	-	0.06
Net income attributable to Compuware Corporation common shareholders	$0.04	$0.07	$0.04	$0.12

Dividends declared per common share	$-	$0.125	$0.125	$0.250

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
NET INCOME INCLUDING NON-CONTROLLING INTEREST	$8,377	$15,186	$7,021	$25,153

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX
Foreign currency translation adjustments	(14,839)	9,004	(15,631)	12,228

TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(857)	1,239	(917)	983

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(13,982)	7,765	(14,714)	11,245

COMPREHENSIVE INCOME (LOSS) INCLUDING NON-CONTROLLING INTEREST	(5,605)	22,951	(7,693)	36,398

Less: Net loss attributable to the non-controlling interest in Covisint Corporation	(774)	(1,154)	(2,182)	(1,154)

Less: Other comprehensive income attributable to the non-controlling interest in Covisint Corporation	5	-	6	-

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMPUWARE CORPORATION	$(4,836)	$24,105	$(5,517)	$37,552

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(In Thousands, Except Per Share Data)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Compuware Shareholders’	Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Equity
BALANCE AT APRIL 1, 2014	219,340,085	$2,193	$828,264	$257,236	$(6,915)	$1,080,778	$20,256	$1,101,034
Net income (loss)				9,203		9,203	(2,182)	7,021
Foreign currency translation, net of tax					(14,720)	(14,720)	6	(14,714)
Cash dividends declared ($0.125 per share)			242	(27,716)		(27,474)		(27,474)
Impact of equity transactions of non-controlling interest			(4,166)			(4,166)	4,166	-
Issuance of common stock	82,739	1	756			757		757
Repurchase of common stock	-		(526)	(849)		(1,375)	(5,585)	(6,960)
Exercise/release of employee stock awards and related tax benefit (Note 6)	1,394,217	14	7,325			7,339		7,339
Stock awards compensation			15,277			15,277		15,277
BALANCE AT SEPTEMBER 30, 2014	220,817,041	$2,208	$847,172	$237,874	$(21,635)	$1,065,619	$16,661	$1,082,280

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Compuware Shareholders’	Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Equity
BALANCE AT APRIL 1, 2013	213,218,048	$2,132	$713,580	$301,298	$(18,784)	$998,226	$-	$998,226
Net income (loss)				26,307		26,307	(1,154)	25,153
Foreign currency translation, net of tax					11,245	11,245		11,245
Cash dividends declared ($0.25 per share)	8,949		796	(54,425)		(53,629)		(53,629)
Impact of equity transactions of non-controlling interest			44,059			44,059	22,263	66,322
Issuance of common stock	124,096	1	1,301			1,302		1,302
Repurchase of common stock	(300,000)	(5)	(1,792)	(4,243)		(6,040)		(6,040)
Exercise/release of employee stock awards and related tax benefit (Note 6)	2,656,127	29	16,391			16,420		16,420
Stock awards compensation			25,312			25,312		25,312
BALANCE AT SEPTEMBER 30, 2013	215,707,220	$2,157	$799,647	$268,937	$(7,539)	$1,063,202	$21,109	$1,084,311

See notes to condensed consolidated financial statements.

COMPUWARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended September 30,
	2014	2013
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income including non-controlling interest	$7,021	$25,153
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	29,017	32,501
Stock award compensation	15,277	25,312
Deferred income taxes	(861)	(16,450)
Other	1,902	42
Net change in assets and liabilities, net of effects from currency fluctuations:
Accounts receivable	63,202	33,366
Prepaid expenses and other assets	(2,483)	5,640
Accounts payable and accrued expenses	(9,153)	(24,180)
Deferred revenue	(72,879)	(58,934)
Income taxes	(19,273)	4,634
Net cash provided by operating activities	11,770	27,084

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of:
Property and equipment	(5,923)	(5,953)
Capitalized software	(14,648)	(11,649)
Reimbursement of proceeds from divestiture of business segments	(8,046)	-
Other	-	(275)
Net cash used in investing activities	(28,617)	(17,877)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from borrowings	-	37,500
Payments on borrowings	-	(41,500)
Net proceeds from exercise of stock awards including excess tax benefits	9,203	15,333
Employee contribution to stock purchase plans	617	1,235
Repurchase of common stock	(6,960)	(6,415)
Dividends	(27,474)	(53,629)
Other	-	(608)
Net cash used in financing activities	(24,614)	(48,084)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,328)	(624)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(44,789)	(39,501)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	300,059	89,873

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$255,270	$50,372

See notes to condensed consolidated financial statements.

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“financial statements”) include the accounts of Compuware Corporation and its majority owned subsidiaries (collectively, the "Company", “Compuware”, “we”, “our” and “us”). All inter-company balances and transactions have been eliminated in consolidation.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at September 30, 2014, final amounts may differ from these estimates.

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

Merger Agreement

On September 2, 2014, the Company entered into an agreement and plan of merger with affiliates of Thoma Bravo, LLC (collectively, “Thoma Bravo”) pursuant to which the Company will become, upon completion of the merger contemplated thereby, a wholly owned subsidiary of Thoma Bravo. The transaction is subject to approval from Compuware's shareholders, regulatory approvals, and other customary closing conditions. The closing of the transaction was also subject to the completion of a distribution of Compuware's shares of Covisint Corporation (“Covisint”), a subsidiary of the Company.  On October 31, 2014, the Company completed the spin-off of its Covisint shares. See note 11 for further discussion of the Covisint spin-off.

Discontinued Operations

On January 31, 2014, the Company sold substantially all of the assets and transferred certain liabilities associated with its Changepoint, Professional Services and Uniface business segments to Marlin Equity Partners (“Marlin”).

At the initial closing on January 31, 2014, Marlin paid a cash payment of $112 million.  During the first quarter of fiscal 2015, the Company paid approximately $8.0 million to Marlin as reimbursement of purchase price related to customer accounts receivable which were retained by the Company in excess of the initially estimated amount.

The Changepoint, Professional Services and Uniface segment results have been presented as discontinued operations herein for the three and six months ended September 30, 2013. The following table provides the financial results included in income from discontinued operations, net of tax during the periods presented (in thousands):

	Three Months Ended September 30, 2013	Six Months Ended September 30, 2013
Revenues	$55,409	$112,116
Operating expenses	44,316	92,248
Income from operations	11,093	19,868
Income tax provision	3,881	6,951
Income from discontinued operations, net of tax	$7,212	$12,917

Non-Controlling Interest

As of September 30, 2014, the Company owned 82.42 percent of the economic and voting interest in Covisint. The non-controlling equity interest in Covisint is reflected as non-controlling interest in the accompanying consolidated balance sheets and was $16.7 million as of September 30, 2014.  On October 31, 2014, the Company completed the spin-off of its Covisint shares. See note 11 for further discussion of the Covisint spin-off.

During the six months ended September 30, 2014 the Company purchased approximately 1.4 million Covisint shares in the market and in private transactions. These purchases were made in order for the Company to maintain its 80% or greater ownership of Covisint common stock, a condition to a tax-free spin-off, in anticipation of the expiration of lock-up agreements applicable to holders of non-qualified stock options to acquire Covisint common stock and the subsequent exercise of those options.

In connection with the Covisint IPO, the Company entered into various agreements relating to the separation of the Covisint business from the rest of Compuware’s businesses, including a master separation agreement, an intellectual property agreement, a registration rights agreement, a shared services agreement and a tax sharing agreement.  All but the master separation agreement and the tax sharing agreement  terminated at the spin-off.

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

Research and Development

Research and development (“R&D”) costs from continuing operations, that include primarily the cost of programming personnel, amounted to $21.8 million and $22.1 million for the three months ended September 30, 2014 and 2013, respectively, and $41.8 million and $43.7 million for the six months ended September 30, 2014 and 2013, respectively. R&D costs related to our software solutions are reported as “technology development and support” and for our application services network, the costs are reported as “cost of application services” in the condensed consolidated statements of operations.

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

The Company’s effective tax rate for the six months ended September 30, 2014 was 33.7% compared to 13.7% for the six months ended September 30, 2013. The effective rate for the six months ended September 30, 2014, reflects a benefit due to the recording of interest income resulting from a refund claim approved by the IRS during the first quarter of fiscal year 2015.  The effective rate for the six months ended September 30, 2013, reflects the recording of a benefit related to stock compensation that was previously expected to not result in a tax deduction.  This benefit resulted due to a change in the Company’s expectation regarding the tax deductibility of compensation for certain officers during the first quarter of fiscal year 2014.

Cash paid for income taxes was $22.0 million and $17.9 million for the six months ended September 30, 2014 and 2013, respectively.

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About An Entity’s Ability to Continue as a Going Concern.”  ASU 2014-15 will require management to assess an entity’s ability to continue as a going concern for each annual and interim reporting period, and to provide related footnote disclosure in circumstances in which substantial doubt exists. This ASU is effective for us for the annual period beginning April 1, 2016 , and we will continue to assess the impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers (Topic 606)”. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU No. 2014-9 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. This ASU is effective for us beginning April 1, 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company has not yet evaluated the impact of the update on its financial statements.

In April 2014, the FASB issued ASU No. 2014-8, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-8 changes the requirements for reporting discontinued operations to only allow presentation of a disposal of an entity or component of an entity as a discontinued operation if it represents a strategic shift that has (or will have) a major effect on an entity’s operations or financial results. This ASU is effective for the first annual period beginning after December 15, 2014. The impact of this update on the Company’s financial statements will depend on future changes in operations.

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

The following is an aged analysis of our products and loans financing receivables based on invoice dates as of September 30, 2014 and March 31, 2014 (in thousands):

	As of September 30, 2014
	0-29 days past invoice date	30-90 days past invoice date	Greater than 90 days past invoice date	Unbilled	Total financing receivables
Pass rating
Software products	$761	$157	$164	$38,207	$39,289

	As of March 31, 2014
	0-29 days past invoice date	30-90 days past invoice date	Greater than 90 days past invoice date	Unbilled	Total financing receivables
Pass rating
Software products	$2,684	$628	$26	$33,807	$37,145

As of September 30, 2014 and March 31, 2014, the Company had no financing receivables with a “watch” rating and no allowance for credit losses on our financing receivables.

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

The foreign currency net gains or (losses) for the three months ended September 30, 2014 and 2013 were $327,000 and ($2.4 million), respectively and for the six months ended September 30, 2014 and 2013 were $123,000 and ($3.0 million), respectively. The hedging transaction net gains or (losses) from foreign exchange derivative contracts for the three months ended September 30, 2014 and 2013 were ($510,000) and $887,000, respectively and for the six months ended September 30, 2014 and 2013 were ($728,000) and $897,000, respectively. These amounts were recorded to “administrative and general” in the condensed consolidated statements of operations.

The Company has derivative contracts maturing through October 2014 to sell $4.7 million and purchase $14.3 million in foreign currencies at September 30, 2014 and had derivative contracts maturing through April 2014 to sell $3.1 million and purchase $24.1 million in foreign currencies at March 31, 2014.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2014
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Cash equivalents - money market funds	$165,693	$165,693	-	-

Liabilities:

Foreign exchange derivatives	$59	-	$59	-

	As of March 31, 2014
	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Cash equivalents - money market funds	$232,252	$232,252	-	-

Liabilities:

Foreign exchange derivatives	$39	-	$39	-

Non-financial assets such as goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. See note 7 of the condensed consolidated financial statements for further information.

Note 5 - Computation of Earnings per Common Share

Earnings per common share data were computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Amounts attributable to Compuware common shareholders
Income from continuing operations	$8,377	$7,974	$7,021	$12,236
Loss attributable to non-controlling interests	(774)	(1,154)	(2,182)	(1,154)

Income from continuing operations, net of tax	9,151	9,128	9,203	13,390
Income from discontinued operations, net of tax	-	7,212	-	12,917

Net income attributable to Compuware Corporation common shareholders	$9,151	$16,340	$9,203	$26,307

Basic earnings per share:
Continuing operations	0.04	0.04	0.04	0.06
Discontinued operations	-	0.03	-	0.06
Basic earnings per share	$0.04	$0.07	$0.04	$0.12

Weighted-average common shares outstanding	220,285	214,926	219,978	214,287

Diluted earnings per share:
Continuing operations	0.04	0.04	0.04	0.06
Discontinued operations	-	0.03	-	0.06
Diluted earnings per share	$0.04	$0.07	$0.04	$0.12

Weighted-average common shares outstanding	220,285	214,926	219,978	214,287
Dilutive effect of stock awards	3,385	5,503	3,511	5,720
Total shares	223,670	220,429	223,489	220,007

During the three months ended September 30, 2014 and 2013, stock awards to purchase 6.1 million and 3.3 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive and stock awards to purchase 2.5 million and 5.1 million shares, respectively, were excluded from the calculation because the performance conditions for vesting had not yet been met. During the six months ended September 30, 2014 and 2013, stock awards to purchase 5.2 million and 2.6 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive and stock awards to purchase 2.5 million and 5.2 million shares, respectively, were excluded from the calculation because the performance conditions for vesting had not yet been met. See note 6 for a discussion of options with performance conditions and performance based stock awards.

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

Covisint maintains a stock benefit plan referred to as the 2009 Long-Term Incentive Plan (“2009 Covisint LTIP”) allowing the board of directors of Covisint to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based cash or restricted stock unit awards and cash incentive awards to employees and directors of Covisint and the Company.

ESOP/401(k)

The Company provides a matching program for the 401(k) component of the ESOP/401(k). The Company matches 33% of employees’ 401(k) contributions up to 2% of eligible earnings. Matching contributions by the Company vest 100% when an employee attains three years of service with the Company. During the three months ended September 30, 2014 and 2013, the Company expensed $666,000 and $733,000, respectively, and for the six months ended September 30, 2014 and 2013, the Company expensed $1.5 million and $1.6 million, respectively, related to this plan.

Stock Option Activity

Options that Vest Based on Service Conditions Only

A summary of activity for options that vest based on service conditions only under the Company’s stock-based compensation plans as of September 30, 2014, and changes during the six months then ended is presented below (shares and intrinsic value in thousands):

	Six Months Ended September 30, 2014
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of March 31, 2014	14,236	$8.80
Granted	2,631	9.87
Exercised	(918)	7.69		$2,428
Forfeited	(92)	9.99
Cancelled/expired	(85)	9.65
Options outstanding as of September 30, 2014	15,772	$9.03	6.67	$26,278

Options vested and expected to vest, net of estimated forfeitures, as of September 30, 2014	15,167	$8.99	6.58	$25,907

Options exercisable as of September 30, 2014	10,860	$8.59	5.70	$22,848

The average fair value of stock options vested during the six months ending September 30, 2014 and 2013 was $3.50 and $3.98 per share, respectively.

Options that Vest Based on both Performance and Service Conditions (“Performance Options”)

As of September 30, 2014, 2.6 million stock options that vest based on both service and performance conditions were outstanding. The performance vesting conditions for these options are based on company-wide revenue and earnings targets. As of September 30, 2014, it is deemed probable that the performance targets for approximately 1.1 million of these options will be achieved. Expense totaling $205,000 and $323,000 was recorded in the condensed consolidated statement of operations related to these stock options during the three and six months ended September 30, 2014.

A summary of activity for options that vest based on the achievement of both service and performance conditions under the Company’s stock-based compensation plans as of September 30, 2014, and changes during the six months then ended is presented below (shares and intrinsic value in thousands):

	Six Months Ended September 30, 2014
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of March 31, 2014	2,150	$10.07
Granted	1,116	10.11
Forfeited/Cancelled	(708)	9.83
Options outstanding as of September 30, 2014	2,558	$10.16	8.74	$1,476

Options vested and expected to vest, net of estimated forfeitures, as of September 30, 2014	1,116	$10.11	9.64	$-

Options exercisable as of September 30, 2014	-	$-	-	$-

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes option pricing model were as follows:

	Six Months Ended September 30,
	2014	2013

Expected volatility	34.09%	39.52%
Risk-free interest rate	1.88%	1.59%
Expected lives at date of grant (in years)	5.7	6.3
Weighted-average fair value of the options granted	$1.96	$2.69
Dividend yield assumption	4.99%	4.42%

Restricted Stock Units and Performance-Based Stock Awards Activity

A summary of non-vested restricted stock units (“RSUs”) and performance-based stock awards (“PSAs” and collectively “Non-vested RSU”) activity under the Company’s LTIP as of September 30, 2014, and changes during the six months then ended is presented below (shares and intrinsic value in thousands):

	Six Months Ended
	September 30, 2014
	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Non-vested RSU outstanding as of March 31, 2014	2,124
Granted	1,416	$10.10
Dividend Equivalents Issued	32	9.98
Released	(614)		$5,869
Forfeited	(38)
Non-vested RSU outstanding as of September 30, 2014	2,920

Approximately 270,760 PSAs with performance conditions based on company-wide revenue and earnings targets were outstanding as of September 30, 2014. It is deemed probable that the targets will be achieved for 254,928 PSAs as of September 30, 2014.

During the six months ended September 30, 2014 and 2013, approximately 32,000 and 78,000 dividend equivalent shares were issued to participants holding non-vested RSUs as of each quarter’s respective dividend record date.

Covisint Corporation 2009 Long-Term Incentive Plan

As of September 30, 2014, there were 4.6 million stock options outstanding from the 2009 Covisint LTIP. The majority of these options vested upon the October 1, 2013 closing of Covisint’s IPO.

Stock Awards Compensation

Stock award compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation classified as:

Cost of maintenance fees	$78	$169	$171	$348
Cost of subscription fees	4	1	32	30
Cost of services	22	21	31	41
Cost of application services	1,255	10,020	3,874	10,506
Technology development and support	256	528	523	1,100
Sales and marketing	1,888	803	3,782	3,573
Administrative and general	2,974	3,253	6,864	7,771
Restructuring costs	-	-	-	1,791
Discontinued operations	-	80	-	152

Total stock-based compensation expense before income tax provision	$6,477	$14,875	$15,277	$25,312

As of September 30, 2014, total unrecognized compensation cost of $33.6 million, net of estimated forfeitures is expected to be recognized over a weighted-average period of approximately 2.14 years. Unrecognized compensation cost includes $6.5 million, net of estimated forfeitures, related to nonvested Covisint stock options which is expected to be recognized over a weighted-average period of approximately 1.77 years.

Note 7 – Goodwill, Capitalized Software and Other Intangible Assets

Goodwill

The Company has the following reporting units: Dynatrace (formerly “Application Performance Management” or “APM”), Mainframe (“MF”), and Covisint Application Services (“AS” or “Covisint”). The changes in the carrying amount of goodwill by reporting unit during the six months ended September 30, 2014 are summarized as follows (in thousands):

	Dynatrace	MF	AS	Total

Goodwill as of March 31, 2014	$482,857	$140,304	$25,385	$648,546

Effect of foreign currency translation	(16,440)	-	-	(16,440)

Goodwill as of September 30, 2014	$466,417	$140,304	$25,385	$632,106

Capitalized software and other intangible assets

The components of the Company’s capitalized software and other intangible assets are as follows (in thousands):

	As of September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Unamortized intangible assets	$667		$667

Amortized intangible assets:
Capitalized software
Internally developed	239,895	$(176,359)	63,536
Purchased	120,141	(109,084)	11,057
Customer relationship	46,706	(26,161)	20,545
Other	19,756	(19,756)	-
Total amortized intangible assets	$426,498	$(331,360)	$95,138

	As of March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Unamortized intangible assets	$358		$358

Amortized intangible assets:
Capitalized software
Internally developed	225,249	$(165,720)	59,529
Purchased	122,396	(107,116)	15,280
Customer relationship	47,000	(24,185)	22,815
Other	20,530	(19,750)	780
Total amortized intangible assets	$415,175	$(316,771)	$98,404

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

Other amortized intangible assets include amortizable trademarks and patents relating to acquisition activity and are amortized over periods up to three years.

Unamortized intangibles include a trademark acquired as part of the Covisint acquisition and a domain name, each of which are deemed to have an indefinite life.

Amortization of intangible assets

Amortization expense of capitalized software, customer relationship and other intangible assets was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Amortized intangible assets:
Capitalized software
Internally developed	$5,366	$4,817	$10,640	$9,353
Purchased	1,664	2,391	3,378	4,761
Customer relationship	1,032	1,032	2,067	2,063
Other	-	770	780	1,532

Total amortization expense	$8,062	$9,010	$16,865	$17,709

Capitalized software amortization related to our on-premises software is reported as “cost of software license fees”, amortization related to our hosted software is reported as “cost of subscription fees” and amortization related to our application services is reported as “cost of application services” in the condensed consolidated statements of operations.

Customer relationship amortization related to our Dynatrace segment is reported as “sales and marketing” and amortization related to our application services segment is reported as “cost of application services” in the condensed consolidated statements of operations.

Amortization expense associated with trademarks and trade names related to our Dynatrace segment is reported as “cost of software license fees” and amortization related to our application services segment is reported as “cost of application services” in the condensed consolidated statements of operations. These intangibles are fully amortized as of September 30, 2014.

Based on the capitalized software, customer relationship and other intangible assets recorded through September 30, 2014, the annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (in thousands):

	Fiscal Year Ended March 31,
	2015	2016	2017	2018	2019	Thereafter
Amortized intangible assets:
Capitalized software	$28,426	$26,787	$17,549	$9,727	$4,777	$1,345
Customer relationship	4,124	4,113	3,949	3,805	3,805	2,816
Other	780

Total amortization expense	$33,330	$30,900	$21,498	$13,532	$8,582	$4,161

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

	Three Months Ended September 30, 2014
	Dynatrace	MF	AS	Unallocated Expenses & Eliminations (1)	Total

Software license fees	$25,883	$6,306			$32,189

Maintenance fees	29,400	59,623			89,023

Subscription fees	19,949				19,949

Services fees	7,923	74			7,997

Application service fees			$21,735		21,735

Total revenues	83,155	66,003	21,735		170,893

Operating expenses	73,285	15,907	28,899	38,215	156,306

Income (loss) from continuing operations	$9,870	$50,096	$(7,164)	(38,215)	$14,587

(1)	Unallocated operating expenses include $2.3 million in restructuring expenses. See note 9 for additional information.

	Three Months Ended September 30, 2013
	Dynatrace		MF		AS	Unallocated Expenses & Eliminations (1)	Total

Software license fees	$25,027	(2)	$7,564	(2)			$32,591

Maintenance fees	24,596	(2)	64,223	(2)			88,819

Subscription fees	19,931						19,931

Services fees	6,796		31				6,827

Application service fees					$24,525		24,525

Total revenues	76,350		71,818		24,525		172,693

Operating expenses	69,260	(2)	16,821	(2)	34,362	41,453	161,896

Income (loss) from continuing operations	$7,090		$54,997		$(9,837)	$(41,453)	$10,797

(1)	Unallocated operating expenses include $219,000 in restructuring expenses. See note 9 for additional information.

(2)	Prior year amounts have been reclassified to reflect the transition of Dynatrace for Mainframe from the Mainframe segment to the Dynatrace segment.

	Six Months Ended September 30, 2014
	Dynatrace	MF	AS	Unallocated Expenses & Eliminations (1)	Total

Software license fees	$47,270	$11,606			$58,876

Maintenance fees	57,695	119,788			177,483

Subscription fees	39,311				39,311

Services fees	16,255	156			16,411

Application service fees			$43,322		43,322

Total revenues	160,531	131,550	43,322		335,403

Operating expenses	148,918	33,023	62,291	79,870	324,102

Income (loss) from continuing operations	$11,613	$98,527	$(18,969)	$(79,870)	$11,301

(1)	Unallocated operating expenses include $5.2 million in restructuring expenses. See note 9 for additional information.

	Six Months Ended September 30, 2013
	Dynatrace		MF		AS	Unallocated Expenses & Eliminations (1)	Total

Software license fees	$48,557	(2)	$15,777	(2)			$64,334

Maintenance fees	48,397	(2)	127,584	(2)			175,981

Subscription fees	40,063						40,063

Services fees	14,398		100				14,498

Application service fees					$48,626		48,626

Total revenues	151,415		143,461		48,626		343,502

Operating expenses	143,671	(2)	35,632	(2)	59,785	90,628	329,716

Income (loss) from continuing operations	$7,744		$107,829		$(11,159)	$(90,628)	$13,786

(1)	Unallocated operating expenses include $5.0 million in restructuring expenses. See note 9 for additional information.

(2)	Prior year amounts have been reclassified to reflect the transition of Dynatrace for Mainframe from the Mainframe segment to the Dynatrace segment.

The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly such information is not provided.

Financial information regarding geographic operations is presented in the table below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Revenues:
United States	$101,161	$104,156	$197,282	$203,473
Europe and Africa	42,074	40,251	83,321	82,370
Other international operations	27,658	28,286	54,800	57,659
Total revenues	$170,893	$172,693	$335,403	$343,502

	As of September 30, 2014	As of March 31, 2014
Long-lived assets
United States	$782,696	$785,403
Austria	190,843	210,755
Other	12,908	14,210
Total long-lived assets	$986,447	$1,010,368

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

During the three and six months ended September 30, 2014, the Company recorded a charge of approximately $2.3 million and $5.2 million, respectively, for costs associated with these reductions, primarily related to severance costs for 30 terminated employees and facilities reductions. The timing of additional charges is dependent upon certain actions to be taken in the future. During the three and six months ended September 30, 2013, the Company recorded a charge of approximately $219,000 and $5.0 million, respectively, for costs associated with these reductions, primarily related to severance costs for 78 terminated employees.

The following table summarizes the restructuring accrual as of March 31, 2014 and changes to the accrual during the three and six months ended September 30, 2014 (in thousands):

	Employee Termination Benefits	Lease Abandonment Costs	Other	Total Restructuring Activity
Accrual at March 31, 2014	$3,031	$1,544	$17	$4,592

Restructuring charge	2,350	557	68	2,975

Payments	(2,487)	(884)	(17)	(3,388)

Accrual at June 30, 2014	2,894	1,217	68	4,179

Restructuring charge	731	1,511	13	2,255

Payments	(1,842)	(1,351)	(42)	(3,235)

Accrual at September 30, 2014	$1,783	$1,377	$39	$3,199

The Company evaluates its business segments prior to restructuring charges. Lease abandonment and other restructuring charges were not related to any specific segment. Restructuring charges across the business segments were as follows (in thousands):

	Three Months Ended September 30, 2014
	Dynatrace	MF	AS	Unallocated Expenses	Total

Employee termination benefits	$136	$83	$-	$512	$731
Lease abandonment costs	-	-	-	1,511	1,511
Other	-	-	-	13	13
Total restructuring charges	$136	$83	$-	$2,036	$2,255

	Six Months Ended
	September 30, 2014
	Dynatrace	MF	AS	Unallocated Expenses	Total

Employee termination benefits	$895	$313	$-	$1,873	$3,081
Lease abandonment costs	-	-	-	2,068	2,068
Other	-	-	-	81	81
Total restructuring charges	$895	$313	$-	$4,022	$5,230

As of September 30, 2014, substantially all of the restructuring accrual was recorded in current “accrued expenses” in the condensed consolidated balance sheets.

The accruals for employee termination benefits at September 30, 2014 primarily represent the amounts to be paid to employees that have been terminated as a result of initiatives described above.

The accruals for lease abandonment costs at September 30, 2014 represent the expected payments related to leases that have been terminated before the end of the contractual term. For terminated operating leases, the accrual includes the remaining fair value of lease obligations for exited and demised locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2017. Projected sublease income is based on management’s estimates, which are subject to change.

Note 10 – Contingencies

Effective October 1, 2013, the Company terminated a post-retirement consulting agreement with its former Chairman for “Cause”, and all outstanding equity awards he held terminated pursuant to the applicable agreements. On November 13, 2013, the former Chairman filed a lawsuit against the Company regarding his termination. The Company and the former Chairman have agreed to binding arbitration of this dispute. The accounting impact of the termination of the vested and unvested stock options and unvested RSUs was recognized in other income net of a portion of the estimated liability related to the pending lawsuit. The Company believes its accruals as of September 30, 2014, related to this dispute are reasonably estimated.

A number of putative class action complaints have been filed by purported shareholders against the Company related to the merger agreement with Thoma Bravo.  The complaints generally allege that the Board of Directors breached its fiduciary duties in negotiating and approving the proposed merger transaction.  The Company believes these lawsuits are without merit and intends to vigorously defend against these claims.

The Company has been named as a co-defendant in a consolidated class action complaint filed against Covisint, its directors and certain officers at the time of Covisint's initial public offering ("IPO") alleging violation of securities laws in connection with Covisint's IPO and seeking unspecified damages.  The Company believes the lawsuit is without merit and intends to vigorously defend against it.

The Company is subject to various legal actions and claims incidental to its business. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance. Based on information currently known, the Company does not believe these will have a material impact on the Company’s financial position, results of operations or cash flows.

Note 11 – Subsequent Events

On October 31, 2014, the Company distributed all of its 31,384,920 shares of Covisint common stock as a pro rata dividend on shares of Compuware common stock, and on shares of Compuware common stock deliverable under restricted stock units relating to Compuware common stock (“the Distribution”).

Based on the number of Covisint shares outstanding owned by the Company and shares deliverable under RSUs as of October 20, 2014, the record date for the distribution, holders of Compuware common stock received 0.14025466 shares of Covisint common stock in the distribution with respect to each outstanding share of Compuware common stock they owned as of the close of business on the record date, and holders of RSUs received 0.14025466 shares of Covisint common stock in the distribution with respect to each share of Compuware common stock deliverable under the RSUs they held at the close of business on the record date.

Fractional shares of Covisint common stock were not distributed to Compuware shareholders or RSU holders. Instead, the fractional shares of Covisint common stock were aggregated and sold in the open market, with the net proceeds distributed pro rata in the form of cash payments to Compuware shareholders and RSU holders who would otherwise receive Covisint fractional shares.

In anticipation of the merger with Thoma Bravo, Compuware intends to treat the distribution as a taxable distribution of the Covisint common stock by Compuware for U.S. federal income tax purposes.  Any corporate-level income tax incurred on the distribution if the acquisition by Thoma Bravo is completed will be paid by Compuware.

The distribution of shares of Covisint common stock was made in book entry form, and no physical share certificates of Covisint were issued. An information statement describing the distribution was mailed to Compuware stockholders. Compuware shareholders were not required to pay cash or other consideration for the shares of Covisint common stock distributed to them or surrender or exchange their shares of Compuware common stock to receive the distribution.

As a result of this distribution, the Company no longer owns any shares of Covisint common stock.  The operating results of Covisint will be reflected in discontinued operations in the third quarter of fiscal year 2015.

As of September 30, 2014, the carrying value of the Covisint assets and liabilities included in our consolidated balance sheet were as follows (in thousands):

Cash and cash equivalents	$44,168
Other current assets	26,607
Property and equipment, net	5,446
Capitalized software and other intangible assets, net	20,878
Goodwill	25,385
Other assets	5,142

Total assets	$127,626

Current liabilities	$25,754
Long-term liabilities	10,576

Total liabilities	$36,330

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Compuware Corporation
Detroit, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Compuware Corporation and subsidiaries (the "Company") as of September 30, 2014, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended September 30, 2014 and 2013, and of shareholders’ equity and cash flows for the six-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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
November 6, 2014

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

In this section, we discuss our results of operations on a segment basis. We have two software segments, Dynatrace and Mainframe. We also had a platform-as-a-service (“PaaS”) offering called Covisint or Application Services through October 31, 2014.  Following the segment discussion, we then provide a separate discussion of the material period-to-period changes in our operating expenses, other income and income taxes as reflected on our statements of operations.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Summary of Risk Factors

•
If we are not able to grow our Dynatrace revenue at anticipated levels, we may fail to achieve our forecasted financial results and we may fail to meet the expectations of analysts or investors which could cause our stock price to decline.

•	A substantial portion of our Mainframe segment revenue is dependent on our customers’ continued use of IBM and IBM-compatible products.

•	Our product revenue is dependent on the acceptance of our pricing structure for our software solutions.

•	Maintenance revenue could continue to decline.

•
Our primary source of profitability is from our Mainframe segment. As revenues in this segment decline, our profitability will decline unless we are able to significantly increase margins in our Dynatrace segment.

•	Our intended acquisition by Thoma Bravo may not be consummated and our stock price may decline.

•	If the merger with Thoma Bravo is completed, our distribution of Covisint shares to our shareholders will subject us to tax liability which reduces the cash price to be paid to shareholders in the merger, and the distribution may be taxable to us even if the merger does not occur.

•	If the merger with Thoma Bravo is not completed, we may be required to pay a termination fee, we may not resume our stock repurchase plan or dividend payments and our plans to undertake a return of capital transaction may change, any of which may result in a decrease in our stock price.

•	Changes in the financial services industry could have a negative impact on our revenue and margins.

•
We may fail to achieve our forecasted financial results due to inaccurate sales forecasts or other unpredictable factors. If we fail to meet the expectations of analysts or investors, our stock price could decline substantially.

•	Our business could be negatively affected as a result of actions of shareholders or others.

•
If the merger with Thoma Bravo is not completed, our previously announced evaluation of a strategic separation of our Dynatrace and Mainframe businesses may take multiple forms, may not produce the intended benefits to shareholders or may not result in a separation of the businesses.

•
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

•	Economic uncertainties or slowdowns may reduce demand for our offerings, which may have a material adverse effect on our revenues and operating results.

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

Our primary source of profitability and cash flow is the sale of our Mainframe productivity tools that are used within our customers’ mainframe computing environments for fault diagnosis, file and data management, application performance monitoring and application debugging. We have generally experienced lower volumes of software license transactions for our Mainframe solutions in recent years causing an overall downward trend in our Mainframe product revenues which we expect to continue. Changes in our current customer IT computing environments and spending habits have impacted their need for additional mainframe computing capacity. In addition, increased competition and pricing pressures have had a negative impact on our revenues. Customers utilize our products to reduce operating costs, increase programmer productivity and create a smooth transition to the next generation of mainframe environment programmers. We will continue to make strategic enhancements to our Mainframe solutions through research and development investments with the goal of meeting customer needs and maintaining a high maintenance renewal rate. The cash flow generated from our Mainframe business helps to support our Dynatrace business segment.

COMPUWARE CORPORATION AND SUBSIDIARIES

Our Dynatrace products serve the Application Performance Management (“APM”) market which is a key source of future revenue growth. Web, mobile and cloud applications and the complex distributed applications delivery chain supporting them have become increasingly critical to a company’s brand awareness, revenue growth and overall market share. Because of this development, the market for APM solutions is significant and growing rapidly. Our Dynatrace solutions provide our customers with on-premises software and SaaS platform based hosted software. These solutions are designed to ensure the optimal performance of each customer’s enterprise, web, streaming, mobile and cloud applications. We are investing in our Dynatrace solutions with the goal of providing solutions that are best-in-class within the APM market. Specifically, our investments include: (1) enhancements to our global hosted software network with specific focus on ease of use, time-to-value and data analytics in mobile and cloud application performance capabilities and in video streaming performance; (2) enhancements to our solutions that are focused on optimizing application performance and accelerating time to market; and (3) enhancements which combine our on-premises software and SaaS solution into a single platform that provides performance metrics for mobile, web, non-web, streaming and cloud applications in a single solution.

The secure collaboration services market was served by our Covisint application services business, which we distributed to our shareholders on October 31, 2014. Technology has allowed business communities, organizations and systems to globally connect and share vital information, applications and processes across their internal and extended enterprises. Covisint services, which are provided on a PaaS basis to customers primarily in the automotive, healthcare and energy industries, create an environment that simplifies and secures this collaboration atmosphere. Covisint’s focus in the automotive and manufacturing industries is on enabling customers to connect, engage and collaborate on mission-critical business processes with their suppliers, customers and business partners. Covisint’s focus in the healthcare industry is on enabling hospitals, physicians and government entities to share electronic patient health and medical records.

Quarterly Update

The following occurred during the second quarter of 2015:

•	On September 2, 2014, we entered into an Agreement and Plan of Merger, which we refer to as the Merger Agreement, with affiliates of Thoma Bravo, LLC. We refer to these entities collectively as Thoma Bravo. Upon completion of the merger contemplated by the Merger Agreement, we will become a wholly owned subsidiary of Thoma Bravo.
•	Dynatrace revenue increased 8.9% driven by increases in maintenance revenue.
•	Mainframe revenue decreased 8.1% with decreases in both license and maintenance revenue.
•	Covisint revenue decreased 11.4% primarily due to declines in its services revenue.
•	Operating margin increased to 8.5% during the second quarter of 2015 as compared to 6.3% during the second quarter of 2014 due primarily to the impact of our cost reduction efforts.

COMPUWARE CORPORATION AND SUBSIDIARIES

•	Net income of $9.2 million was comparable to $9.1 million of income from continuing operations during the second quarter of last year. On a non-GAAP basis, excluding stock compensation expense, amortization of purchased software and other acquired intangibles, restructuring charges and certain advisory fees, net income decreased $1.3 million in the second quarter of 2015 as compared to the second quarter of 2014. See the “GAAP to non-GAAP Reconciliation” section below for a complete reconciliation of net income and earnings per share.

On October 31, 2014, we completed the previously announced spin-off of the remaining shares of Covisint Corporation we owned on that date to our shareholders and restricted stock unit holders of record as of October 20, 2014 so that Covisint is no longer our subsidiary.

Our ability to execute our strategies and achieve our objectives is subject to a number of risks and uncertainties. See "Forward-Looking Statements".

GAAP TO NON-GAAP RECONCILIATION

In an effort to provide investors with additional information regarding the Company's results as determined by U.S. generally accepted accounting principles (“GAAP”), the Company has provided non-GAAP net income and non-GAAP diluted earnings per share. These financial measures exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP. These non-GAAP financial measures exclude stock compensation expense; amortization of purchased software and acquired intangible assets; restructuring charges; advisory fees associated with certain shareholder actions and business transformation; and the related tax impacts of these items. Each of the non-GAAP adjustments is described in more detail below. The table below provides a reconciliation of each of these non-GAAP measures to its most comparable GAAP financial measure.

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

While we believe that these non-GAAP financial measures provide useful supplemental information, there are limitations associated with the use of these non-GAAP financial measures. These non-GAAP financial measures are not prepared in accordance with GAAP, are not audited, do not reflect a comprehensive system of accounting and may not be completely comparable to similarly titled measures of other companies due to potential differences in the exact method of calculation between companies. Items such as stock compensation expense; amortization of purchased software and acquired intangible assets; restructuring charges; advisory fees associated with certain shareholder actions and business transformation; and the related tax impacts of these items that are excluded from our non-GAAP financial measures can have a material impact on net income. As a result, these non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, net income or loss, cash flow from operations or other measures of performance prepared in accordance with GAAP. We compensate for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by reconciling the non-GAAP financial measures to their most comparable GAAP financial measure. We have procedures in place to ensure that these measures are calculated using the appropriate GAAP components in their entirety and to ensure that our performance is properly reflected to facilitate consistent period-to-period comparisons. Management reviews the non-GAAP adjustments on a net-of-tax basis when evaluating our performance. Therefore, we exclude the tax impact of these charges when presenting non-GAAP financial measures.

COMPUWARE CORPORATION AND SUBSIDIARIES

The following discusses the reconciling items from our non-GAAP financial measures to the most comparable GAAP financial measures:

•	Stock compensation expense. Our non-GAAP financial measures exclude the compensation charges required to be recorded by GAAP for equity awards to employees and directors. Although this is a normal recurring expense for us, we believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures excluding this expense because these costs are generally fixed at the time an award is granted, are then expensed over several years and generally cannot be changed or influenced by management in the current period.

•	Amortization of purchased software and acquired intangibles. Our non-GAAP financial measures exclude costs associated with the amortization of purchased software and acquired intangible assets. Although this is a normal recurring expense for us, we believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures excluding this expense because these costs are fixed at the time of acquisition, are then amortized over a period of several years after the acquisition and generally cannot be changed or influenced by management in the current period.

•	Restructuring charges. Our non-GAAP financial measures exclude restructuring charges, and any subsequent changes in estimates as they relate to our ongoing corporate restructuring activities. We believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures excluding restructuring charges in order to provide comparability and consistency with historical operating results.

•	Advisory fees associated with certain shareholder actions and our business transformation initiative. In response to certain shareholder actions dating back to fiscal 2013, we have taken various actions to drive shareholder value. These actions have resulted in significant consultant fees to investigate business alternatives and implement business transformation plans. We believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures excluding such costs in order to provide comparability and consistency with historical operating results.

•	Provision for income taxes on above pre-tax non-GAAP adjustments. Our non-GAAP financial measures exclude the tax impact of the above pre-tax non-GAAP adjustments. This amount is calculated using the tax rates of each country to which these pre-tax non-GAAP adjustments relate. Management excludes the non-GAAP adjustments on a net-of-tax basis in evaluating our performance. Therefore, we exclude the tax impact of these charges when presenting non-GAAP financial measures.

COMPUWARE CORPORATION AND SUBSIDIARIES

Following is a reconciliation of GAAP to non-GAAP financial information based on net income from continuing operations (in thousands, except for per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO COMPUWARE CORPORATION	$9,151	$9,128	$9,203	$13,390
ADJUSTMENTS EXCLUDING IMPACT OF NON-CONTROLLING INTEREST
Stock compensation (excluding restructuring stock compensation)	6,260	12,905	14,564	21,479
Amortization of purchased software	1,648	2,389	3,344	4,759
Amortization of acquired intangibles	1,019	1,801	2,819	3,594
Restructuring expenses	2,255	219	5,230	5,022
Advisory fees	5,351	1,977	8,095	3,133
Income tax effect of above adjustments	(5,811)	(7,245)	(12,083)	(13,738)
Total adjustments	10,722	12,046	21,969	24,249

NON-GAAP NET INCOME FROM CONTINUING OPERATIONS	$19,873	$21,174	$31,172	$37,639

DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS - GAAP	$0.04	$0.04	$0.04	$0.06
ADJUSTMENTS EXCLUDING IMPACT OF NON-CONTROLLING INTEREST
Stock compensation (excluding restructuring)	0.03	0.06	0.07	0.10
Amortization of purchased software	0.01	0.01	0.01	0.02
Amortization of acquired intangibles	0.00	0.01	0.01	0.02
Restructuring expenses	0.01	0.00	0.02	0.02
Advisory fees	0.02	0.01	0.04	0.01
Income tax effect of above adjustments	(0.03)	(0.03)	(0.05)	(0.06)
Total adjustments	0.05	0.05	0.10	0.11

NON-GAAP EPS FROM CONTINUING OPERATIONS	$0.09	$0.10	$0.14	$0.17

Diluted shares outstanding	223,670	220,429	223,489	220,007

EPS amounts may not add to the total due to rounding

COMPUWARE CORPORATION AND SUBSIDIARIES

BUSINESS SEGMENT ANALYSIS

The following table sets forth, for the periods indicated, certain business segment operational data. We evaluate the performance of our segments based primarily on contribution margin which is operating profit before certain charges such as restructuring, internal information system support, finance, human resources, legal, administration and other corporate charges (“unallocated expenses”). Transactions between segments are eliminated.  The allocation of income taxes is not evaluated at the segment level. Comparisons are to the comparable period of the prior year. Financial results for our business segments, including the portion allocated to non-controlling interest, were as follows (in thousands):

COMPUWARE CORPORATION AND SUBSIDIARIES

Three Months Ended:	Dynatrace	MF	Total Software	AS	Unallocated Expenses (1)	Total

September 30, 2014

Total revenues	$83,155	$66,003	$149,158	$21,735	$-	$170,893

Operating expenses	73,285	15,907	89,192	28,899	38,215	156,306

Income (loss) from continuing operations	$9,870	$50,096	$59,966	$(7,164)	$(38,215)	$14,587

Margin %	11.9%	75.9%	40.2%	(33.0%)	N/A	8.5%

September 30, 2013 (2)

Total revenues	$76,350	$71,818	$148,168	$24,525	$-	$172,693

Operating expenses	69,260	16,821	86,081	34,362	41,453	161,896

Income (loss) from continuing operations	$7,090	$54,997	$62,087	$(9,837)	$(41,453)	$10,797

Margin %	9.3%	76.6%	41.9%	(40.1%)	N/A	6.3%

(1)	Unallocated expenses for the three months ended September 30, 2014 and 2013 include $2.3 million and $219,000, respectively, in restructuring expenses. See note 9 for additional information.
(2)	September 30, 2013 amounts have been reclassified to reflect the transition of the Dynatrace for Mainframe product from our Mainframe business segment to our Dynatrace business segment.

Six Months Ended:	Dynatrace	MF	Total Software	AS	Unallocated Expenses (1)	Total

September 30, 2014

Total revenues	$160,531	$131,550	$292,081	$43,322	$-	$335,403

Operating expenses	148,918	33,023	181,941	62,291	79,870	324,102

Income (loss) from continuing operations	$11,613	$98,527	$110,140	$(18,969)	$(79,870)	$11,301

Margin %	7.2%	74.9%	37.7%	(43.8%)	N/A	3.4%

September 30, 2013 (2)

Total revenues	$151,415	$143,461	$294,876	$48,626	$-	$343,502

Operating expenses	143,671	35,632	179,303	59,785	90,628	329,716

Income (loss) from continuing operations	$7,744	$107,829	$115,573	$(11,159)	$(90,628)	$13,786

Margin %	5.1%	75.2%	39.2%	(22.9%)	N/A	4.0%

(1)	Unallocated expenses for the six months ended September 30, 2014 and 2013 include $5.2 million and $5.0 million, respectively, in restructuring expenses. See note 9 for additional information.
(2)	September 30, 2013 amounts have been reclassified to reflect the transition of the Dynatrace for Mainframe product from our Mainframe business segment to our Dynatrace business segment.

COMPUWARE CORPORATION AND SUBSIDIARIES

Software Segments

Revenue associated with our software solutions consists of software license fees, maintenance fees, subscription fees and services fees (software related services).

Dynatrace

The financial results of operations for our Dynatrace segment were as follows (in thousands):

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change
	2014	2013		2014	2013
Revenue
Software license fees	$25,883	$25,027	3.4%	$47,270	$48,557	(2.7)%
Maintenance fees	29,400	24,596	19.5	57,695	48,397	19.2
Subscription fees	19,949	19,931	0.1	39,311	40,063	(1.9)
Services Fees	7,923	6,796	16.6	16,255	14,398	12.9
Total revenue	83,155	76,350	8.9	160,531	151,415	6.0

Operating expenses	73,285	69,260	5.8	148,918	143,671	3.7

Contribution margin	$9,870	$7,090	39.2%	$11,613	$7,744	50.0%

Contribution margin %	11.9%	9.3%		7.2%	5.1%

Dynatrace segment revenue increased during both the three months and six months ended September 30, 2014 due primarily to an increase in maintenance and services fees.  The increase in maintenance and service fees was related to our growing customer base and a focus on higher margin professional services.

Operating expenses increased during both the three months and six months ended September 30, 2014 due primarily to an increase in salary and benefits expense related to headcount increases and increases in bonus and commissions expense.

The improvements in contribution margin resulted from the proportionately larger increase in revenue than expenses during both the three months and six months ended September 30, 2014.

Dynatrace revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
United States	$45,850	$43,957	$86,174	$85,042
Europe and Africa	22,611	20,002	45,146	39,839
Other international operations	14,694	12,391	29,211	26,534
Total Dynatrace segment revenue	$83,155	$76,350	$160,531	$151,415

COMPUWARE CORPORATION AND SUBSIDIARIES

Mainframe

The financial results of operations for our Mainframe segment were as follows (in thousands):

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change
	2014	2013		2014	2013
Revenue
Software license fees	$6,306	$7,564	(16.6)%	$11,606	$15,777	(26.4)%
Maintenance fees	59,623	64,223	(7.2)	119,788	127,584	(6.1)
Services Fees	74	31	138.7	156	100	56.0
Total revenue	66,003	71,818	(8.1)	131,550	143,461	(8.3)

Operating expenses	15,907	16,821	(5.4)	33,023	35,632	(7.3)

Contribution margin	$50,096	$54,997	(8.9)%	$98,527	$107,829	(8.6)%

Contribution margin %	75.9%	76.6%		74.9%	75.2%

Mainframe segment revenue decreased during both the three months and six months ended September 30, 2014 due to reductions in both license and maintenance fees, which was consistent with the general downward trend in our Mainframe product revenues we have experienced throughout the past several years. Changes in our current customers’ IT computing environments and spending habits have reduced their demand for additional mainframe computing capacity. In addition, increased pricing pressures, competition and the effects of foreign exchange rate changes have had a negative impact on our revenues. We intend to continue to make strategic enhancements to our Mainframe solutions through research and development investments. Some of the decline in license fees was a result of a greater percentage of customer license agreements during the period being term licenses. Because term licenses are recognized ratably, a greater portion of license revenue associated with current customer agreements was deferred and will be recognized over the term of the agreement.

The decrease in contribution margin resulted primarily from the decline in revenue during the first two quarters of 2015.

Mainframe revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
United States	$35,076	$39,183	$70,740	$76,581
Europe and Africa	19,003	18,381	37,187	38,875
Other international operations	11,924	14,254	23,623	28,005
Total Mainframe segment revenue	$66,003	$71,818	$131,550	$143,461

COMPUWARE CORPORATION AND SUBSIDIARIES

Software Revenue Combined

Software revenue includes both Dynatrace and Mainframe.

Software revenue consists of software license fees, maintenance fees, subscription fees and software related services. Software solutions revenues are presented in the table below (in thousands):

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change
	2014	2013		2014	2013
Software license fees	$32,189	$32,591	(1.2)%	$58,876	$64,334	(8.5)%
Maintenance fees	89,023	88,819	0.2	177,483	175,981	0.9
Subscription fees	19,949	19,931	0.1	39,311	40,063	(1.9)
Services fees	7,997	6,827	17.1	16,411	14,498	13.2
Total software solutions revenue	$149,158	$148,168	0.7%	$292,081	$294,876	(0.9)%

Software revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
United States	$80,926	$83,140	$156,914	$161,623
Europe and Africa	41,614	38,383	82,333	78,714
Other international operations	26,618	26,645	52,834	54,539
Total software solutions revenue	$149,158	$148,168	$292,081	$294,876

Changes in the various revenue line items are discussed previously in the “Dynatrace” and “Mainframe” sections.

COMPUWARE CORPORATION AND SUBSIDIARIES

Application Services

The financial results of operations for our Covisint application services segment were as follows (in thousands):

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change
	2014	2013		2014	2013
Application services fees	$21,735	$24,525	(11.4)%	$43,322	$48,626	(10.9)%

Operating expenses	28,899	34,362	(15.9)	62,291	59,785	4.2

Contribution margin	$(7,164)	$(9,837)	27.2%	$(18,969)	$(11,159)	(70.0)%

Contribution margin %	(33.0%)	(40.1%)		(43.8%)	(22.9%)

Covisint application services are provided to customers primarily in the automotive and healthcare industries. Application services segment fees decreased during both the three months and six months ended September 30, 2014 due primarily to declines in services performed for customers. The services revenue decline can be attributed to: 1) a natural reduction in the deferred revenue recognized in the current period versus last year due to a diminished balance remaining from the establishment of stand-alone value for many of Covisint’s services, 2) a reduction in ad hoc services projects with major subscription customers, 3) an improvement in the ease of implementation of the Covisint platform that results in quicker/less costly installations, 4) improvements in the platform that allow customers to perform portions of the implementation themselves, and, to a lesser extent, 5) relatively low subscription bookings in fiscal 2014.

Operating expenses decreased $5.5 million during the second quarter of 2015 due primarily to lower salaries and benefits expense and stock compensation expense resulting from a reduction in the size of our Covisint workforce including our delivery, sales and marketing and research and development personnel, as well as a cumulative catch-up of stock compensation expense which was incurred in the second quarter of 2014 due to Covisint’s IPO.  Operating expenses increased for the six months ended September 30, 2014 due primarily to an increase in headcount during fiscal 2014 to support the expected growth and separation of the business, following the planned spin-off of Covisint.

Application services segment revenue by geographic location is presented in the table below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
United States	$20,233	$21,016	$40,368	$41,850
Europe and Africa	460	1,868	988	3,656
Other international operations	1,042	1,641	1,966	3,120
Total application services segment revenue	$21,735	$24,525	$43,322	$48,626

COMPUWARE CORPORATION AND SUBSIDIARIES

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

Cost of software license fees is presented in the table below (in thousands):

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change
	2014	2013		2014	2013
Cost of software license fees	$4,300	$5,227	(17.7)%	$9,295	$10,156	(8.5)%

Percentage of software license fees	13.4%	16.0%		15.8%	15.8%

During both the three months and six months ended September 30, 2014, cost of license fees decreased due primarily to a decline in amortization of tradenames and a decline in hardware costs associated with certain offerings.

Cost of Maintenance Fees

Cost of maintenance fees consists of the costs directly attributable to maintenance and product support such as helpdesk and technical support.

COMPUWARE CORPORATION AND SUBSIDIARIES

Cost of maintenance fees is presented in the table below (in thousands):

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change
	2014	2013		2014	2013
Cost of maintenance fees	$5,942	$6,846	(13.2)%	$12,864	$14,185	(9.3)%

Percentage of maintenance fees	6.7%	7.7%		7.2%	8.1%

Cost of maintenance fees declined during both the three months and six months ended September 30, 2014, primarily resulting from a reduction in customer support costs.

Cost of Subscription Fees

Cost of subscription fees consists of the amortization of capitalized software related to our Dynatrace hosted software, depreciation and maintenance expense associated with our hosted software network related computer equipment; data center costs; and payments to individuals for tests conducted from their Internet-connected personal computers (“peer”).

Cost of subscription fees is presented in the table below (in thousands):

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change
	2014	2013		2014	2013
Cost of subscription fees	$8,506	$8,450	0.7%	$16,708	$16,290	2.6%

Percentage of subscription fees	42.6%	42.4%		42.5%	40.7%

Cost of subscription fees increased slightly during the three months and six months ended September 30, 2014, primarily due to increased amortization of capitalized research and development costs. We continued to invest in research and development throughout 2014 and the first half of 2015 which increased the amortizable base.

Cost of Services

Cost of services consists primarily of the personnel-related costs of providing our software related services.

Cost of services is presented in the table below (in thousands):

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change
	2014	2013		2014	2013
Cost of services	$6,901	$5,892	17.1%	$13,633	$12,534	8.8%

Percentage of services fees	86.3%	86.3%		83.1%	86.5%

COMPUWARE CORPORATION AND SUBSIDIARIES

Cost of services increased $1.0 million during both the three months and six months ended September 30, 2014 due primarily to an increase in revenue from certain Dynatrace services.

Cost of Application Services

Cost of application services consists primarily of personnel-related costs of providing application services, including billable and technical staff, subcontractors and sales personnel net of the amounts capitalized for development of internal use software. As Covisint continued to prepare for their separation from us, additional administrative and general costs directly attributable to the Covisint business have been incurred and are included here.

Cost of application services is presented in the table below (in thousands):

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change
	2014	2013		2014	2013
Cost of application services	$27,870	$35,080	(20.6)%	$59,562	$61,291	(2.8)%

Capitalized internal software costs	(639)	(1,391)	(54.1)	(1,429)	(3,341)	(57.2)

Cost of application services expensed	$27,231	$33,689	(19.2)%	$58,133	$57,950	0.3%

Percentage of application services fees	125.3%	137.4%		134.2%	119.2%

See “Application Services” for a discussion of the associated costs.

Capitalization of internally developed software costs decreased $752,000 and $1.9 million during the three months and six months ended September 30, 2014, respectively, due to the timing and stage of our software development initiatives.  During the first two quarters of 2015, there was an increase of projects in the planning stage which were not capitalized.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

Technology development and support costs incurred internally and capitalized are presented in the table below (in thousands):

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		%Change
	2014	2013		2014	2013
Technology development and support costs incurred	$26,635	$25,867	3.0%	$52,785	$53,309	(1.0)%

Capitalized software costs	(7,020)	(4,488)	56.4	(13,218)	(8,239)	60.4

Technology development and support costs expensed	$19,615	$21,379	(8.3)%	$39,567	$45,070	(12.2)%

Technology development and support costs expensed as a percentage of software revenue	13.2%	14.4%		13.5%	15.3%

Technology development and support as a percentage of software solutions revenues decreased in the three and six months ended September 30, 2014 primarily due to the increase in capitalized software costs which reduced the net amount expensed.

The increase in capitalized internal software costs from the prior year relates primarily to the increase in projects that are in the capitalization phase of development. During the six months ended September 30, 2014, several additional Dynatrace products were in the capitalization phase of development as compared to the six months ended September 30, 2013, resulting in the increase in capitalization.

Sales and Marketing

Sales and marketing costs consist primarily of personnel related costs associated with product sales, sales support and marketing for our product offerings.

Sales and marketing costs are presented in the table below (in thousands):

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change
	2014	2013		2014	2013
Sales and marketing costs	$50,976	$47,356	7.6%	$104,079	$99,623	4.5%

Percentage of software revenue	34.2%	32.0%		35.6%	33.8%

Sales and marketing costs increased $3.6 million and $4.5 million during the three months and six months ended September 30, 2014, respectively.  The increases were primarily due to an increase in salaries and benefits expense resulting from headcount increases in the Dynatrace segment, additional management personnel in the Mainframe segment as we further pursue a possible separation of the Mainframe and Dynatrace businesses and additional marketing costs.

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

Administrative and general expenses are presented in the table below (in thousands):

	September 30,		% Change	September 30,		% Change
	2014	2013		2014	2013
Administrative and general expenses	$30,580	$32,838	(6.9)%	$64,593	$68,886	(6.2)%

Administrative and general costs decreased $2.3 million and $4.3 million during the three months and six months ended September 30, 2014, respectively, due primarily to a decrease in salaries and benefits expense related to headcount reductions associated with our restructuring initiatives.

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

As part of the final phase of these efforts, the Company recorded a restructuring charge in continuing operations of approximately $2.3 million and $5.2 million during the three and six months ended September 30, 2014, respectively, for costs associated with these reductions.

INCOME TAXES

Income taxes are accounted for using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements and net operating loss and credit carryforwards.

COMPUWARE CORPORATION AND SUBSIDIARIES

The income tax provision and effective tax rate are presented in the table below (in thousands):

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change
	2014	2013		2014	2013
Income tax provision	$5,275	$3,008	75.4%	$3,568	$1,937	84.2%

Effective tax rate	38.6%	27.4%		33.7%	13.7%

Our effective tax rate for the six months ended September 30, 2014 was 33.7% compared to 13.7% for the six months ended September 30, 2013. The effective rate was lower during fiscal 2014 primarily due to the recording of a benefit related to stock compensation as a result of a change in our expectation regarding the tax deductibility of compensation for a certain officer during the first six months of 2014.  The tax deductibility of this officer’s compensation is no longer subject to the tax deduction threshold for officer compensation.  Accordingly, a deferred tax asset was recorded related to the stock compensation that was previously expected to be disallowed for tax purposes.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and shareholders’ equity and the disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Assumptions and estimates were based on the facts and circumstances known at September 30, 2014. However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. The accounting policies discussed in Item 7 of our annual report on Form 10-K for the year ended March 31, 2014 are considered by management to be the most important to an understanding of the financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. These policies are also discussed in note 1 of the condensed consolidated financial statements included in Item 8 of that report. There have been no material changes to that information since the end of 2014.

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

COMPUWARE CORPORATION AND SUBSIDIARIES

As part of our announced transformation plan, during the fourth quarter of 2014, we began to consider various strategic alternatives for certain long-lived assets, including the potential disposition of real estate assets, which indicated the carrying amount of the real estate may not be recoverable.  We, therefore, performed a recoverability test for the long-lived asset group which was held and used as of March 31, 2014.  As our real estate assets do not have identifiable cash flows that are largely independent of the cash flows of assets and liabilities of other asset groups, our evaluation included all assets and liabilities of the Company.  The recoverability test indicated that the associated long-lived asset group was not impaired.  While we believe our judgments and assumptions are reasonable, a change in facts or assumptions underlying certain estimates and judgments made as part of our recoverability test, including the decision to divest real estate within the asset group, could result in a substantial impairment and would have a negative effect on our results of operations.  Since March 31, 2014 management has continued to consider a disposition of this real estate, which if undertaken would require approval by the Company’s Board of Directors and would be expected to result in a non-cash impairment charge of $100-120 million before income taxes.  As of September 30 2014, management had not committed to a plan, therefore, no impairment loss has been recognized.

Goodwill Impairment Evaluation

The goodwill balance by reporting unit as of September 30, 2014 is presented as follows (in thousands):

	Dynatrace	MF	AS	Total
Goodwill as of March 31, 2014	$482,857	$140,304	$25,385	$648,546

Effect of foreign currency translation	(16,440)	-	-	(16,440)

Goodwill as of September 30, 2014	$466,417	$140,304	$25,385	$632,106

We are required to assess the impairment of goodwill and other intangible assets annually, or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value.

The performance test involves a two-step process. Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We measure the fair value of our Dynatrace and Mainframe reporting units and other intangible assets using an estimate of the related discounted cash flow and market comparable valuations, where appropriate. We measure the fair value of our Covisint reporting unit based on the market value for the Covisint shares as of March 31, 2014.  The discounted cash flow model uses significant assumptions, including projected future cash flows, the discount rate reflecting the risk inherent in future cash flows, and a terminal growth rate. The key assumptions in the market comparable value analysis are peer group and comparable transaction selection and application of this information to the respective reporting unit. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform Step 2 of the goodwill impairment test to determine the amount of impairment loss by comparing the implied fair value of the respective reporting unit’s goodwill with the carrying amount of that goodwill. Under such evaluation, if the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the impairment loss is recognized as an operating expense in an amount equal to that excess. There is a high degree of judgment regarding management’s forecast for the reporting units as market developments for both customers and competitors can affect actual results. There can also be uncertainty regarding management’s selection of peer companies and comparable transactions as an exact match is unlikely to exist.

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

We evaluated our goodwill for impairment on a reporting unit basis at March 31, 2014, and the fair value of our Dynatrace, Mainframe and Covisint reporting units were substantially in excess of each unit’s respective carrying value as of March 31, 2014. Since March 31, 2014, there have been no events or changes in circumstances that would require the completion of an interim impairment analysis.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, cash and cash equivalents totaled $255.3 million, compared to $300.1 million at March 31, 2014.

Net cash provided by operating activities

Net cash provided by operating activities during the first six months of 2015 was $11.8 million, which represents a $15.3 million decrease from the first six months of 2014.

The condensed consolidated statements of cash flows compute net cash from operating activities using the indirect cash flow method. Therefore non-cash adjustments and net changes in assets and liabilities (net of effects from currency fluctuations) are adjusted from net income to derive net cash from operating activities.

COMPUWARE CORPORATION AND SUBSIDIARIES

Changes in accounts receivable and deferred revenue have typically represented the most significant adjustments to net income to arrive at operating cash flow as we allow for deferred payment terms on multi-year products contracts. The impact of the net decrease in accounts receivable as compared to the prior year was $29.8 million and was primarily related to the cyclical nature of our Mainframe business which has higher sales and maintenance renewals during the third and fourth quarters of our fiscal year. The impact of the net decrease in deferred revenue was $13.9 million and was primarily related to our normal cycle of maintenance renewals which is cyclically higher in our third and fourth quarters.  Operating cash flows for the first half of fiscal 2015 were negatively impacted by cash paid for income taxes.  This cash payment related to the fiscal 2014 gain on divestiture of our Changepoint, Professional Services and Uniface business segments.

We believe our existing cash resources, including our line of credit and its expansion provision, and cash flow from operations will be sufficient to meet our short-term and long-term liquidity requirements, including the additional liquidity needed to fund the anticipated restructuring and business transformation.

Net cash used in investing activities

Net cash used in investing activities during the first six months of 2015 was $28.6 million, which represented a $10.7 million increase in cash used as compared to the first six months of 2014 due primarily to the payment of a purchase price adjustment to Marlin of $8.0 million.  The adjustment relates to accounts receivable which we retained in excess of a contractually specified amount.

We will continue to evaluate business acquisition opportunities that fit our strategic plans. If the cash consideration for a future acquisition or combination of acquisitions were to exceed our operating cash balance resources, we would likely further utilize our credit facility and may need to seek additional financing.

Net cash used in financing activities

Net cash used in financing activities during the first six months of 2015 was $24.6 million compared to $48.1 million during the first six months of 2014.

Cash flows from financing activities consist primarily of cash dividends paid.  Additionally, during the first quarter of 2015, we purchased approximately 1.4 million Covisint shares in the market and in private transactions for $5.6 million. These purchases were made to maintain our 80% or greater ownership of Covisint common stock, a condition to a tax-free spin-off, in anticipation of the expiration of lock-up agreements applicable to holders of non-qualified stock options to acquire Covisint common stock and the subsequent exercise of those options.

The decrease in net cash used in financing activities was primarily due to a decrease in dividends paid during the first six months of 2015 as a result of the suspension of the Compuware quarterly dividend required by the Merger Agreement with Thoma Bravo.

Since May 2003, the Board of Directors has authorized the Company to repurchase a total of $1.7 billion of our common stock under a discretionary stock repurchase plan (“Discretionary Plan”). As of September 30, 2014, approximately $139.5 million remains authorized for future purchases under the Discretionary Plan.  The Merger Agreement with Thoma Bravo prohibits repurchases of common stock prior to completion of the merger without its written consent.  Our credit facility also limits stock repurchases without approval of the lenders.

COMPUWARE CORPORATION AND SUBSIDIARIES

The Company has an unsecured $300 million revolving credit facility (the “credit facility”) with Comerica Bank and other lenders to provide leverage for the Company if needed. As of September 30, 2014, there were no outstanding borrowings under the credit facility and we were in compliance with all covenants in the agreement.  We have received consent from the participants in our credit facility to allow the spin-off of Covisint without negatively impacting our credit facility.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1.	Legal Proceedings

On September 5, 2014, John Urbonas, a purported shareholder of Compuware, submitted a demand letter to the Compuware Board of Directors. In his letter, Mr. Urbonas alleges that the Board members breached their fiduciary duties in negotiating and approving the proposed transaction. The letter asks that the Board commence an action on behalf of Compuware and against the Directors for restitution/damages and injunctive or other equitable relief. Thereafter, on September 8, 2014, Sharon Klein, a purported shareholder of Compuware, submitted a similar demand letter, making the same general allegations and asking the Board to take action to rectify alleged breaches of fiduciary duty arising out of the proposed transaction.

Also on September 5, 2014, the first of ten putative class action complaints was filed in Michigan state court. The complaints are as follows: (1) Adelman v. Compuware Corp., et al., No. 14-011437-CB (Wayne County, filed September 5, 2014); (2) Bushman v. Bedi, et al., No. 14-011585-CB (Wayne County, filed September 9, 2014); (3) Saggar v. Bedi, et al., No. 14-011597-CB (Wayne County, filed September 9, 2014); (4) Essig v. Compuware Corp., et al., No. 14-142842-CB (Oakland County, filed September 10, 2014); (5) Stein v. Bedi, et al., No. 14-011688-CB (Wayne County, filed September 11, 2014); (6) Klein v. Compuware Corp., et al., No. 14-011721-CB (Wayne County, filed September 12, 2014); (7) Urbonas v. Compuware Corp., et al, No. 14-011770-CB (Wayne County, filed September 12, 2014); (8) Feinstein v. Compuware, et al., No. 14-143110-CB (Oakland County, filed September 24, 2014); (9) Lim v. Compuware, et al., No. 14-143160-CB (Oakland County, filed September 26, 2014); and (10) City of Sunrise Police Officers’ Ret. Plan v. Compuware Corp., et al., No. 14-013610-CB (Wayne County, filed October 21, 2014). On September 29, 2014, the first six Wayne County actions were consolidated under the caption In re Compuware Corp. Shareholder Litigation, No. 14-011437-CB (the “Consolidated Action”). Compuware filed motions to transfer the three Oakland County actions to Wayne County.

Prior to the hearing date for the motions, counsel for plaintiffs in the Feinstein and Essig actions agreed to transfer those actions to Wayne County. The transfers were effectuated on October 10, 2014 and October 13, 2014, respectively. The plaintiff in the Lim action agreed to voluntarily dismiss that action and the Oakland County Court entered a voluntary dismissal order on October 20, 2014. Accordingly, all matters are currently pending in Wayne County.

COMPUWARE CORPORATION AND SUBSIDIARIES

On October 14, 2014, Interim Lead Counsel for plaintiffs in the Consolidated Action filed a Consolidated Amended Complaint for Breach of Fiduciary Duty (the “Consolidated Complaint”), naming as defendants Compuware, the Compuware Board of Directors, Elliott Associates, Thoma Bravo, Parent and Acquisition Sub.  That same day, plaintiff David D. Essig filed Plaintiff’s First Amended Complaint in Intervention (the “Amended Intervenor Complaint”), naming the same defendants. Both Complaints generally allege that Compuware’s Board of Directors breached their fiduciary duties in negotiating and approving the proposed transaction, and were aided and abetted in the alleged breaches by the other named defendants. Both Complaints further allege that the preliminary proxy statement fails to provide shareholders with material information relating to the proposed transaction.  The Consolidated Complaint additionally asserts a claim for unjust enrichment against the individual defendants.

The Consolidated Complaint purports to assert direct claims against the defendants and derivative claims on behalf of Compuware, while the Amended Intervenor Complaint only purports to assert direct claims. Both Complaints seek legal and equitable relief, including an injunction to prevent defendants from taking steps to consummate the proposed transaction.

We have been named as a co-defendant in a consolidated putative class action complaint filed in federal court in New York against Covisint, its directors and certain officers at the time of Covisint's initial public offering ("IPO") alleging violation of securities laws in connection with Covisint's IPO and seeking unspecified damages. The complaint is:  Desrocher v. Covisint Corp., et al., No. 1:14-cv-03878-AKH (U.S. District Court for the Southern District of New York, filed October 14, 2014).  We believe this lawsuit is without merit, and we intend to vigorously defend against it.

Item 1A.	Risk Factors

In September 2014, we entered into an agreement and plan of merger with affiliates of Thoma Bravo pursuant to which the Company will become, upon completion of the merger contemplated thereby, a wholly owned subsidiary of Thoma Bravo.  Accordingly, we have added a risk factor entitled “Our intended acquisition by Thoma Bravo may not be consummated and our stock price may decline.” as set forth below:

Our intended acquisition by Thoma Bravo may not be consummated and our stock price may decline.

On September 2, 2014, we, entered into an Agreement and Plan of Merger which we refer to as the Merger Agreement with affiliates of Thoma Bravo, LLC.  We refer to these entities collectively as Thoma Bravo. Upon completion of the merger contemplated by the Merger Agreement, we will become a wholly owned subsidiary of Thoma Bravo and will cease to be publicly owned and traded.  There are, however, many contingencies which may cause the merger not to occur.

Completion of the merger is subject to various conditions, such as (i) the approval of the merger by our shareholders, (ii) the expiration of the waiting period applicable to the consummation of the merger under the Hart-Scott-Rodino Act, (iii) the absence of any law or order restraining, enjoining, rendering illegal or otherwise prohibiting the merger, and (iv) the absence of a material adverse effect on Compuware.

COMPUWARE CORPORATION AND SUBSIDIARIES

 In addition, the parties may terminate the Merger Agreement under various circumstances, such as: (i) if the merger is not consummated on or before the later of January 30, 2015, or, the second business day after the end of the marketing period provided in the Merger Agreement, (ii) in certain circumstances, if a law or order restrains, enjoins, renders illegal or otherwise prohibits the merger and (iii) if our shareholders have voted not to approve the merger.  It is also possible that Thoma Bravo will be unable to obtain the necessary financing to complete the merger.  Further, as described in our Quarterly Report on Form 10-Q for the period ended September 30, 2014, the merger is the subject of shareholder litigation seeking, among other things, an injunction to prevent defendants from taking steps to consummate the proposed transaction.

There can be no assurance that the merger will occur.  If the merger is not consummated, our stock price may decline, particularly if our stock price increased in anticipation of the completion of the merger.

On October 31, 2014, we completed the previously announced spin-off of the remaining shares of Covisint Corporation we owned on that date to our shareholders and restricted stock unit holders of record as of October 20, 2014 so that Covisint is no longer our subsidiary.  In connection with the Covisint spin-off, the risk factors entitled "Our planned distribution of all or a substantial part of our remaining shares of common stock in Covisint Corporation, which we refer to as the Tax-Free Distribution, could subject us and our shareholders to significant tax liability and could affect our ability to enter into certain transactions in the future." and the risk factor entitled “Our stock repurchase plan and future dividend payments may be suspended or terminated at any time, or our plans to distribute our Covisint shares to shareholders or to undertake a return of capital transaction may change, any of which may result in a decrease in our stock price.” have been retitled and modified as set forth below:

If the merger with Thoma Bravo is completed, our distribution of Covisint shares to our shareholders will subject us to tax liability which reduces the cash price to be paid to shareholders in the merger, and the distribution may be taxable to us even if the merger does not occur.

In anticipation of the completion of the merger with Thoma Bravo, we have treated the distribution of our Covisint shares to our shareholders as a taxable dividend for U.S. federal income tax purposes.

The Merger Agreement reduces the amount of cash to be exchanged for each of our shares of common stock in the merger by a proportionate amount of the taxes we will have to pay as a result of the distribution.  As a result, our shareholders are expected to receive an estimated $10.38 per share rather than $10.43 in the merger.

If the merger is not consummated, and even if the distribution would otherwise qualify as a tax-free transaction for U.S. federal income tax purposes, such distribution may be taxable to us in the future if Section 355(e) of the Internal Revenue Code applies to the distribution. Section 355(e) of the Code will apply to the distribution if 50% or more of our stock or Covisint’s stock, by vote or value, is acquired by one or more persons, other than the holders of our stock who received Covisint stock in the distribution, acting pursuant to a plan or a series of related transactions that includes the distribution. Any shares of our stock or Covisint stock acquired directly or indirectly within two years before or after the distribution generally are presumed to be part of such a plan unless that presumption can be rebutted.  In the event Section 355(e) of the Code is implicated by a proposed acquisition of our stock or Covisint’s stock, such an acquisition could cause the distribution to be fully taxable to us and require us to pay a material amount of income taxes without any related cash received with which to pay the resulting tax liability.  This substantial potential liability may discourage offers to acquire Compuware from being made or may result in any such offer being discounted to take into account the risk of such tax liability.  In addition, during this timeframe, the potential tax liability on account of these Code provisions could affect our ability to issue stock to complete acquisitions, expand our product offerings, develop new technology or obtain additional debt financing and put us at a competitive disadvantage.

We cannot provide you any assurance that we will not have tax-related obligations related to the application of Section 355(e) of the Code to the distribution.

COMPUWARE CORPORATION AND SUBSIDIARIES

If the merger with Thoma Bravo is not completed, we may be required to pay a termination fee, we may not resume our stock repurchase plan or dividend payments and our plans to undertake a return of capital transaction may change, any of which may result in a decrease in our stock price.

If the Merger Agreement with Thoma Bravo is terminated under specified circumstances, we may be required to pay Thoma Bravo a termination fee of $82.4 million.

Prior to our execution of the Merger Agreement with Thoma Bravo, we have repurchased shares of our common stock from time to time under an arrangement pursuant to which management is permitted to determine the amount and timing of repurchases in its discretion subject to an overall limit, as well as under a time-limited arrangement pursuant to which repurchases occur according to a formula without further discretion that is also subject to the overall limit and can be terminated at any time. Our ability and willingness to repurchase shares is subject to, among other things, the availability of cash resources and credit at rates and upon terms we believe are prudent. Stock market conditions, the market value of our common stock and other factors may also make it imprudent for us from time to time to engage in repurchase activity. There can be no assurance that we will resume our repurchase activities at historic levels or at all.

In addition, until our execution of the Merger Agreement with Thoma Bravo, we paid quarterly cash dividends on our common stock. We had also announced our intention to undertake a return of capital transaction for the benefit of shareholders, the form, size and timing of which were yet to be determined. There can be no assurance that, if the merger with Thoma Bravo is not completed, we will resume paying cash dividends or, if we do, the amount or frequency of such dividends.  Any such dividends will be subject to the discretion of our Board of Directors and will depend on our current and expected results of operations, financial condition and available cash resources, the terms of the documentation relating to any indebtedness we have at the time, applicable state law and other factors our Board of Directors deems relevant. Similarly, whether any return of capital transaction will occur and the form, size and timing of any such transaction will be subject to the discretion of our Board of Directors and will depend on many factors, such as our current and expected results of operations and financial condition, the terms of the documentation relating to any indebtedness we have at the time, applicable state law, applicable tax ramifications, our ability to improve and optimize our balance sheet, the availability of any necessary funding and other factors our Board of Directors deems relevant. As a result, there can be no assurance that we will engage in a return of capital transaction as we intend. If we do not resume payment of cash dividends or determine not to engage in a return of capital transaction, our stock price may be negatively affected.

COMPUWARE CORPORATION AND SUBSIDIARIES

In connection with the spin-off of our shares of Covisint common stock, the following risk factors have been deleted.

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

2.14
Agreement and Plan of Merger, dated as of September 2, 2014, by and among Project Copper Holdings, LLC, Project Copper Merger Corp. and Compuware Corporation (Company’s Form 8-K filed September 3, 2014)

10.171	Executive Severance Agreement with Christopher O’Malley dated as of July 21, 2014 (Company's Form 10-Q filed August 7, 2014)

15	Independent Registered Public Accounting Firm’s Awareness Letter

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COMPUWARE CORPORATION

Date:	November 6, 2014	By:	/s/ Robert C. Paul
Robert C. Paul
President and Chief Executive Officer

Date:	November 6, 2014	By:	/s/ Joseph R. Angileri

Joseph R. Angileri
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)